Form 10-K
period 2006-12-31
Owens Corning
filed 2007-03-14
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission file number 1-33100

Owens Corning

(Exact name of registrant as specified in charter)

Delaware	43-2109021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Owens Corning Parkway Toledo, OH	43659
(Address of principal executive offices)	(Zip Code)

(419) 248-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

On June 30, 2006, the last business day of the most recently completed second fiscal quarter for registrant’s Predecessor, the aggregate market value of $0.10 par value common stock (the voting stock of registrant’s Predecessor) held by non-affiliates (assuming for purposes of this computation only that the registrant had no affiliates) was $53,680,219 (computed by reference to the price at which the common equity of the registrant’s Predecessor, Owens Corning Sales, LLC (formerly known as Owens Corning), was last sold on the over-the-counter market in the United States as posted on the OTC Bulletin Board).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

At March 12, 2007, there were outstanding 130,895,843 shares of registrant’s $0.01 par value common stock.

(i)

(ii)

PART I

ITEM 1.	BUSINESS

OVERVIEW

Owens Corning, a global company incorporated in Delaware, is headquartered in Toledo, Ohio, and is a leading producer of residential and commercial building materials and glass fiber reinforcements and other similar materials for composite systems. Unless the context indicates otherwise, the terms “Owens Corning”, “Company”, “Successor”, “we” and “our” in this report refer to Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) and its subsidiaries. We operate within two general product categories: building materials, which includes our Insulating Systems, Roofing and Asphalt, and Other Building Materials and Services reportable segments, and composites, which includes our Composite Solutions reportable segment. These segments comprised approximately 32%, 26%, 19%, and 23% of our total net sales, respectively, in fiscal 2006 (as defined below). Through our building materials product category, we manufacture and sell products primarily in the United States, Canada, Asia and Latin America, and through our composites product category, we manufacture and sell products primarily in the United States, Canada, Europe, Asia and Latin America. We maintain leading market positions in both of our major product categories.

On October 5, 2000, our Predecessor company, Owens Corning Sales, LLC (formerly known as Owens Corning) (“OCD”) and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code to resolve asbestos claims against OCD and certain of its subsidiaries and protect the long-term value of OCD’s business. OCD satisfied the conditions of its plan of reorganization and emerged from bankruptcy on October 31, 2006, with all asbestos-related liabilities resolved through such plan of reorganization. At such time, the Company became the holding company for the Owens Corning companies.

Owens Corning is the Successor issuer to OCD, which is now a wholly-owned subsidiary as a result of Owens Corning adopting a holding company organizational structure. References in the consolidated financial statements and the notes thereto to the “Successor” company and the “Predecessor” company, respectively, refer to the Company on and after November 1, 2006, and to OCD prior to such date. As required by accounting principles generally accepted in the United States (“GAAP”), the Company adopted fresh-start accounting effective November 1, 2006. The financial statements for the periods ended October 31, 2006 and December 31, 2005 and 2004 do not reflect the effect of any changes in the Company’s capital structure or changes in fair values of assets and liabilities as a result of fresh-start accounting. For further information on fresh-start accounting, see Note 3 to the Consolidated Financial Statements.

References to fiscal year means the respective company’s year commencing on January 1 and ending on December 31 of that year (e.g., “fiscal 2006” refers to the Predecessor period beginning January 1, 2006 and ending on October 31, 2006 combined with the Successor period beginning November 1, 2006 and ending on December 31, 2006, “fiscal 2005” refers to the Predecessor period beginning January 1, 2005 and ending on December 31, 2005, and “fiscal 2004” refers to the Predecessor period beginning January 1, 2004 and ending on December 31, 2004).

SEGMENT OVERVIEW

This section should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Results”.

Note 6 to the Consolidated Financial Statements contains information regarding net sales from external customers and total assets attributable to each of Owens Corning’s reportable segments and geographic regions, income (loss) before income taxes for each of Owens Corning’s reportable segments, and information concerning the dependence of our reportable segments on foreign operations, for each of the fiscal years 2006, 2005 and 2004.

ITEM 1.	BUSINESS (continued)

Building Materials

Insulating Systems

According to various industry reports and Company estimates, Owens Corning is North America’s largest producer of residential, commercial and industrial insulation, and the second-largest producer of extruded polystyrene foam insulation. Our residential insulating systems help customers conserve energy, provide improved acoustical performance and offer convenience of installation and use, making them a preferred insulating product for new home construction and remodeling. We sell our insulation products primarily to insulation installers, home centers, lumberyards and distributors. Our products are sold under well-recognized brand names and trademarks such as Owens Corning PINK FIBERGLAS® Insulation.

Demand for Owens Corning’s insulating products is driven by new residential construction, remodeling and repair activity, commercial and industrial construction activity, product substitution, increasingly stringent building codes and energy efficiency concerns. We focus our research and development efforts on improving the performance characteristics of our products. Our marketing efforts are designed to create demand for our products by promoting awareness of the Energy Policy Act, supporting enhanced building codes, and encouraging noise-control improvements, product conversions and substitutions.

Roofing and Asphalt

According to various industry reports and Company estimates, Owens Corning’s Roofing and Asphalt business is one of the two largest producers in the United States of asphalt roofing shingles and is the largest producer of industrial, specialty and roofing asphalts. Our products include both laminate and strip shingles as well as oxidized asphalt, which is used in our own manufacturing and sold to third-party customers for use in asphalt shingle manufacturing, commercial roofing, water proofing and industrial and specialty applications. Our flexible production capacity for producing asphalt roofing shingles has allowed us to take advantage of an industry shift towards laminate shingles in recent years. We have been able to meet growing demand for longer lasting, aesthetically attractive laminate products with modest capital investment.

We operate a network of 14 roofing plants located in close proximity to major roofing markets, which allows us to minimize shipping and distribution costs. We sell laminate and strip roofing shingles and roofing accessories through home centers, lumberyards, distributors and contractors. We utilize asphalt products internally to manufacture residential roofing products and also sell asphalt in bulk to other roofing manufacturers. The Owens Corning brand is among the best recognized brands in the roofing and asphalt markets. Owens Corning sells packaged asphalt under the Trumbull brand to roofing contractors and distributors for built-up roofing asphalt systems and to manufacturers in a variety of other industries, including automotive, chemical, rubber and construction.

Other Building Materials and Services

Our Other Building Materials and Services business manufactures and sells vinyl siding and manufactured stone veneer products, as well as franchised business offerings in the home remodeling market.

According to various industry reports and Company estimates, Owens Corning is a leading manufacturer of vinyl siding, which we sell primarily under the Owens Corning, Norandex®/Reynolds and Vytec® brands. Our vinyl siding products are sold through home centers, lumberyards, retailers, distributors and contractors as well as through our Norandex®/Reynolds distribution centers. The segment also distributes other building products such as windows, doors, shutters, aluminum trim coil, gutters/downspouts and other siding materials through our national network of 159 distribution centers. The vinyl siding market is split almost evenly between new residential construction and repair and remodeling activity.

ITEM 1.	BUSINESS (continued)

On February 21, 2007, the Company announced that it is reviewing its portfolio of businesses and that it will explore strategic alternatives for the Company’s Siding Solutions business, which includes its vinyl siding manufacturing operations and Norandex/Reynolds distribution business. The Siding Solutions business is the largest component of the Other Building Materials and Services segment. The Company expects a midyear completion of this process.

Owens Corning is a leading manufacturer of manufactured stone veneer products, which we primarily sell under the Cultured Stone® brand name. Cultured Stone® replicates the texture and colors of natural stone while offering improved features such as reduced weight, ease of installation and cost efficiency. Demand for Cultured Stone® is driven by its increasing use in new residential construction and repair and remodeling activity as a result of changing consumer preferences. Our manufactured stone veneer products are sold through contractors, retailers, home centers and distributors.

Owens Corning’s Construction Services division provides builders, “Big Box” retailers and homeowners with innovative service and products in the remodeling and new construction industries. During 2006, Construction Services consisted of two businesses: Owens Corning HOMExperts and Owens Corning Franchising. In December of 2006, as a result of evaluating market conditions we decided to exit the HOMExperts business.

Owens Corning HOMExperts provided builders in 26 United States markets with a complete suite of pre- and post-home sale closing services that were designed to enhance the home buying experience for purchasers of homes. These services included preparation and detail services prior to move-in and warranty and installation services following move-in.

The Owens Corning Franchising business offers remodeling solutions for the home, such as Basement Finishing System™ and SunSuites™ sunrooms. The franchise model has been employed to enable the business to grow quickly, with a low capital investment, and to enable the business to partner with some of the most notable remodelers in the building materials industry. Over the past six years, the franchise business has grown from offering one product, Basement Finishing System™, in two territories to more than 27 franchisees selling two distinct products in approximately 100 territories in the United States.

Composites

Composite Solutions

According to various industry reports and Company estimates, our Composite Solutions business is the world’s largest producer of glass fiber reinforcement materials used in composites. Our products are sold to customers in the United States, Canada, Europe, Latin America and Asia. In addition to providing basic glass reinforcement materials, our Composite Solutions segment is increasingly fabricating more specialized composite systems that are designed for a particular end-use application, each of which entails a material, a proprietary process or a fully assembled part or system. Our Composite Solutions business provides integral solutions to selected strategic markets and end-users, such as the automotive, transportation, industrial, infrastructure, building products, marine, wind-energy and consumer markets.

Within the building and construction market, our Composite Solutions business sells glass fiber and/or mat directly to a small number of major shingle manufacturers, including our own roofing business. Our glass fiber is also used in tubs, showers and other related internal building components. Composite Solutions products are also used in automotive applications, including body panels, door modules, integrated front-end systems, instrument panels, chassis and underbody components and systems, pick-up truck beds and heat and noise shields. Non-automotive transportation applications include heavy truck components, rail cars, shipping containers, refrigerated containers,

ITEM 1.	BUSINESS (continued)

trailers and commercial ships. We also provide materials for use in thousands of applications within the consumer, industrial and infrastructure markets, which include sporting goods and marine applications.

On February 21, 2007, Owens Corning and Saint-Gobain announced that they had signed a joint-venture agreement to merge their respective reinforcements and composites businesses to form a new company that will be named “OCV Reinforcements” that will serve customers with improved technology, an expanded product range and a strengthened presence in both developed and emerging markets. The agreement contemplates that the joint venture will be owned 60 percent by Owens Corning and 40 percent by Saint-Gobain. After a minimum of four years, Saint-Gobain will have the option to sell its 40 percent stake to Owens Corning, and Owens Corning will have the option to buy Saint-Gobain’s stake in the joint venture. The transaction, which has been approved by the Boards of Directors of both parent companies, is expected to close in mid-2007 and is subject to customary closing conditions and regulatory and antitrust approvals.

On February 21, 2007, the Company also announced that it will explore strategic alternatives for the Company’s Fabwel unit, a producer and fabricator of components and sidewalls for recreational vehicles and cargo trailers. Fabwel is a unit within Owens Corning’s Composite Solutions segment and is separate from the Company’s planned joint venture with Saint-Gobain. The Company expects a mid-year completion of this process.

INDUSTRY OVERVIEW

Building Materials

Demand for our building materials products is affected by the level of new residential and commercial construction and the level of repair and remodeling activity, primarily in the United States.

United States new residential construction spending is dependent on the number of new homes constructed and the size of those new homes. Demographic trends, including the replacement of an aging housing stock and increasing second-home ownership, have positively driven demand for new home construction, contributing in part to the growth in new housing starts, as reported by the United States Census Bureau, from 2000 through mid-2006.

Changes in general economic conditions, interest rates and housing affordability contribute to the cyclicality of the residential construction industry. We believe that residential repair and remodeling is less cyclical than new residential construction spending and is driven by the aging housing stock. United States commercial construction spending is dependent on general economic conditions, including gross domestic product growth and new job creation.

Leading economic indicators and forecasts for 2007 have indicated that the new residential construction market in the United States is weakening from the historic highs of recent years. For example: (1) according to the United States Census Bureau, privately-owned housing starts for 2006 were 1.802 million, 12.9% below the 2005 rate of 2.068 million; and (2) according to the most recent National Association of Home Builders (“NAHB”) forecast, total housing starts in 2007 are estimated to be 1.525 million.

Demand for certain of our products is affected in part by the level of new residential construction, although typically there is a lag of a few months following the change in the level of construction. The recent decline in housing starts, which began in mid-2006, had a negative impact on our business results in the fourth quarter and we expect this to continue in 2007. Should the projected decline in 2007 housing starts to 1.525 million materialize, we could potentially experience a decline in demand that could have a material negative impact on our business results. While the Company does have certain businesses and products that are not as highly correlated with new residential construction, we cannot be certain that the revenue and income from these businesses would mitigate any decline in our results due to the forecasted weakening in residential housing construction activity.

ITEM 1.	BUSINESS (continued)

Insulating Systems

United States demand for insulating products is mainly driven by new residential construction, commercial construction and residential repair and remodeling markets. We believe that a consumer’s desire to conserve energy in the face of rising energy costs and more stringent building codes will continue to drive demand for our insulating products.

Roofing and Asphalt

United States demand for roofing and asphalt products is generally driven by both residential repair and remodeling activity, and by the new construction markets. As a result, the residential roofing industry tends to be less cyclical than other building product categories. Each region of the United States has a different average roof life, due to seasonal weather patterns, but on average a roof needs to be replaced approximately every 19 years. Roof damage related to adverse weather, such as hurricanes and hail, can cause significant temporary spikes in demand such as we experienced in portions of 2005 and early 2006. We experienced little storm related demand in the second half of 2006. This lack of storm related demand combined, with general weakness in the markets for residential roofing shingles during the second half of 2006, negatively impacted our results during that period as compared to the fourth quarter of 2005 and the first half of 2006.

Other Building Materials and Services

United States demand for products and services offered by our Other Building Materials and Services segment is primarily driven by the new residential construction and residential repair and remodeling markets. Manufactured stone veneer products have experienced strong demand driven by customer preferences, which is expected to continue as manufactured stone veneer increases its penetration into cladding applications. Vinyl siding has experienced relatively flat demand due to competition from vinyl siding alternatives. The franchising market is expected to produce opportunities for growth in this segment as homebuilders outsource certain remodeling services.

Composites

Composite Solutions

Demand for composites is driven by general global economic activity and, more specifically, by the increasing replacement of traditional materials such as aluminum, wood and steel with composites that offer lighter weight and improved strength in the automotive, transportation, industrial, infrastructure, building products and consumer markets. We expect low to moderate industry growth rates in all geographic regions where we compete. Strong demand is expected from the commercial, industrial and infrastructure markets driven in particular by construction and wind-energy requirements.

GENERAL

Seasonality

Sales in the segments aggregated under the building materials product category tend to follow seasonal home improvement, remodeling and renovation and new construction industry patterns, although on a lagged basis for new residential construction. The peak season for home construction and remodeling in our geographic markets generally corresponds with the second and third calendar quarters. Sales levels for those segments, therefore, are typically higher during the second half of the year.

Sales and Distribution

Insulating Systems

Owens Corning sells insulating systems primarily through insulation installers, home centers, lumberyards and distributors, and commercial and industrial insulation through specialty distributors. Foam insulation and related products are sold primarily to distributors and retailers who resell to residential builders, remodelers and do-it-yourself customers.

ITEM 1.	BUSINESS (continued)

Roofing and Asphalt

Owens Corning sells shingles and roofing accessories primarily through home centers, lumberyards, distributors and contractors and sells other asphalt products internally to manufacture residential roofing products and externally to other roofing manufacturers. Owens Corning also sells asphalt to roofing contractors and distributors for built-up roofing asphalt systems and to manufacturers in a variety of other industries, including automotive, chemical, rubber and construction.

Other Building Materials and Services

Owens Corning’s vinyl siding products are sold through home centers, lumberyards, retailers, distributors and contractors as well as through its Norandex®/Reynolds distribution centers. We also distribute other exterior building products and siding materials through our national network of distribution centers. Cultured Stone® products are sold through contractors, retailers, home centers and distributors.

Composite Solutions

Glass fiber materials used in composites are sold to customers in the United States, Canada, Europe, Latin America and Asia. Within the building and construction market, Owens Corning sells glass fiber and/or mat directly to a small number of major shingle manufacturers, including its own roofing business.

Major Customers

Our largest customer comprised approximately 5% of our net sales and our top 10 customers accounted for approximately 21% of net sales in fiscal 2006.

With respect to individual segments, major customers were as follows:

•

Insulating Systems. Our top customer accounted for approximately 9% of revenues in this segment for fiscal 2006. The remainder of the top 10 customers accounted for an additional 30% of revenues in this segment for fiscal 2006.

•

Roofing and Asphalt. Our top customer accounted for approximately 13% of revenues in this segment for fiscal 2006. The remainder of the top 10 customers accounted for an additional 33% of revenues in this segment for fiscal 2006.

•

Other Building Materials and Services. No external customer accounted for more than 2% of the segment’s revenues in fiscal 2006. The segment’s top 10 customers accounted for a total of approximately 5% of revenues in this segment in fiscal 2006.

•

Composite Solutions. No external customer accounted for more than 7% of the segment’s revenues in fiscal 2006. The segment’s top 10 external customers accounted for a total of approximately 25% of revenues in this segment in fiscal 2006.

Raw Materials

Our business relies heavily on certain commodities and raw materials used in our manufacturing and distribution processes, such as energy-related commodities (including natural gas), asphalt, PVC, polystyrene and diesel fuel. We consider the sources and availability of these commodities and raw materials necessary for the conduct of business in each of our segments to be adequate.

ITEM 1.	BUSINESS (continued)

Patents and Trademarks

Owens Corning has numerous United States and foreign patents issued and applied for relating to our products and processes in each segment, resulting from research and development efforts.

Through continuous and extensive use of the color PINK since 1956, Owens Corning became the first owner of a single color trademark registration in the United States. For over 25 years, Owens Corning has licensed from Metro-Goldwyn-Mayer Studios Inc. (“MGM”) (the owner of the Pink Panther character) the exclusive right to use the Pink Panther in all of our major market segments and we make extensive use of the Pink Panther character in the marketing of our products. We believe our PINK trademark and the Pink Panther character are some of the most widely recognized marks in the building products industry.

We have issued royalty-bearing patent licenses to companies in several foreign countries.

Including registered trademarks for the Owens Corning logo and the color PINK, Owens Corning has approximately 350 trademarks registered in the United States and approximately 1,300 trademarks registered in other countries.

We consider our patent and trademark positions to be adequate for the present conduct of business in each of our segments.

Working Capital

Owens Corning’s manufacturing operations in each operating segment are generally continuous in nature, and we warehouse much of our production prior to sale since we operate primarily with short delivery cycles.

Backlog

Our customer volume commitments are generally short-term, and we do not have a significant manufacturing backlog.

Competition

We compete with manufacturers, both within and outside the United States, in the sale of glass fibers and glass fiber products, including insulation products. We also compete with other manufacturers in the sale of roofing materials, industrial asphalts, vinyl siding, windows and patio doors and other products. Principal methods of competition include quality of products, service, location, pricing, compatibility of systems, range of products and product design features.

In the Insulating Systems segment, major competitors include CertainTeed Corporation and Johns Manville. For the Roofing and Asphalt segment, major competitors include CertainTeed Corporation, ElkCorp, TAMKO and GAF Materials Corporation. Major competitors in the Other Buildings Materials and Services segment include Alside Incorporated, a division of Associated Materials Incorporated, PlyGem, Eldorado Stone, LLC and Champion Window and Door Company. Significant competitors in the Composite Solutions segment include Johns Manville, PPG Industries, Saint-Gobain Vetrotex, Saartex Pvt. Ltd., and Cam Elyaf San. A.S., as well as significant global competitors based in the Asia region, especially China, such as CPIC Fiberglass, Jushi Group Co., Ltd., Taishan Fiberglass Inc., Central Glass Co., Ltd., Taiwan Glass Ind. Corp., and NittoBoseki Co., Ltd.

ITEM 1.	BUSINESS (continued)

Research and Development

During the Successor’s two months ended December 31, 2006 and the Predecessor’s ten months ended October 31, 2006 and Predecessor’s fiscal years ended December 31, 2005 and 2004, we spent approximately $30 million, $50 million, $58 million, and $47 million, respectively, for science and technology activities related to research and development. Of the amount spent by the Successor during the two months ended December 31, 2006, $21 million was a write-off of in process research and development resulting from our adoption of fresh-start accounting. Customer-sponsored research and development was not material in any of the last three fiscal years.

Environmental Control

Owens Corning is committed to complying with all environmental laws and regulations that are applicable to our operations. We are dedicated to continuous improvement in our environmental, health and safety performance.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $46 million in fiscal 2006. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

Our manufacturing facilities are subject to numerous national, state and local environmental protection laws and regulations. Regulatory activities of particular importance to our operations include those addressing air pollution, water pollution, waste disposal and chemical control. We expect passage and implementation of new laws and regulations specifically addressing climate change, toxic air emissions, ozone forming emissions and fine particulate during the next two to five years. However, based on information known to the Company, including the nature of our manufacturing operations and associated air emissions, at this time we do not expect any of these new laws or regulations to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against us as a PRP for contribution under such federal, state or local laws. At December 31, 2006, a total of 61 such PRP designations remained unresolved by us. In most cases, we are only one of many PRPs with potential liability for investigation and remediation at the applicable site. We are also involved with environmental investigation or remediation at a number of other sites at which we have not been designated a PRP.

We estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2006, our reserve for such liabilities was $13 million. We will continue to review our environmental reserve and make such adjustments as appropriate.

Number of Employees

Owens Corning had approximately 19,000 full time employees at December 31, 2006. Approximately 8,000 of such employees are subject to collective bargaining agreements. We believe that our relations with employees are good.

AVAILABILITY OF INFORMATION

Owens Corning’s web site, located at www.owenscorning.com, provides information on our business and products, and assists our customers in various building projects. Owens Corning also makes available, free of charge, through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission for both the Successor and Predecessor companies.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

Downturns in residential and commercial construction activity or general business conditions could materially negatively impact our business and results of operations.

Construction activity has historically been cyclical and is influenced by prevailing economic conditions, including, in particular, the level of interest rates. A significant portion of our products are used in the residential and commercial construction, repair and improvement markets, and demand for certain of our products is affected in part by the level of new residential construction, although typically a number of months after the change in the level of construction. Leading economic indicators and reports issued during the second half of 2006 indicated that the new residential construction market in the United States weakened from historic highs. For example: (1) according to the United States Census Bureau, privately-owned housing starts for 2006 were 1.802 million, 12.9% below the 2005 rate of 2.068 million; and (2) according to the NAHB, total housing starts in 2007 are estimated to be 1.525 million. The recent decline in housing starts which began in mid-2006, had a negative impact on our business results in the fourth quarter and we expect this negative impact to continue in 2007. Should the projected decline in 2007 housing starts materialize, we could potentially experience a decline in demand for our products which could have a material negative impact on our future business results. While the Company does have certain businesses and products that are not as highly correlated with new residential construction, we cannot be certain that the revenue and income from these businesses would mitigate any decline in our results due to the forecasted weakening in residential housing construction activity. Other factors that may affect our business include employment levels, availability of financing, inflation, consumer confidence, demographic shifts, consumer income, and changes in federal, state and local government spending. Downturns in residential and commercial construction activity or general business conditions could materially negatively impact our business and results of operations.

Adverse weather conditions and the level of severe storms could materially negatively impact our results of operations.

Weather conditions and the level of severe storms can have a significant effect on residential and commercial construction activity. Generally, any weather conditions that slow or limit residential or commercial construction activity can negatively impact demand for our products.

Conversely, the repair of damage caused by severe storms can increase demand for certain of our products. For example, during the first, second and fourth quarters of 2005 and the first half of 2006, we experienced increased demand for our residential roofing products in the southeastern United States driven in part by the rebuilding effort associated with the hurricanes in 2004 and 2005. In periods with below average levels of severe storms, demand for such products could be reduced. For example, fiscal 2006 sales in our Roofing and Asphalt segment were adversely affected by the lower level of storm related demand in the United States, particularly during the second half of the year.

We cannot predict weather conditions with certainty. Certain weather conditions and events could lower the demand for and impact the pricing of our products and cause our net sales and net income to decrease.

We may be exposed to increases in costs of energy, materials and transportation and reductions in availability of materials and transportation, which could reduce our margins and harm our results of operations.

Our business relies heavily on certain commodities and raw materials used in our manufacturing and distribution processes including minerals such as borates. Additionally, we spend a significant amount on inputs and services that are influenced by energy prices, such as natural gas, asphalt, a large number of chemicals and resins and transportation costs. Price increases for these inputs could raise costs and reduce our margins if we are not able to

ITEM 1A.	RISK FACTORS (continued)

offset them either by increasing the prices of our products or by hedging where appropriate. Availability of certain of the raw materials we use has, from time to time, been limited, and our sourcing of some of these raw materials from a limited number of suppliers increases the risk of unavailability. Despite our contractual supply agreements with many of our suppliers, it is still possible that we could experience a lack of certain raw materials which could limit our ability to produce our products, thereby adversely affecting our business, financial condition and results of operations.

Our hedging activities to address energy price fluctuations may not be successful in offsetting future increases in those costs or may reduce or eliminate the benefits of any decreases in those costs.

In order to mitigate short-term variation in our operating results due to commodity price fluctuations, we hedge a portion of our near-term exposure to the cost of energy, primarily natural gas. The results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures. For example, the increases in the cost of natural gas and other energy commodities during fiscal 2005 were favorable to our hedging portfolio, resulting in the recognition of $26 million of pretax income to offset the increased cost of the hedged items. During 2006, declining natural gas costs were unfavorable to our hedging portfolio, resulting in recognizing approximately $11 million in pretax losses.

Our hedging activities are not designed to mitigate long-term commodity price fluctuations and, therefore, will not protect us from long-term commodity price increases. In addition, in the future our hedging positions may not correlate to our actual energy costs, which would cause acceleration in the recognition of unrealized gains and losses on our hedging positions in our operating results.

We face significant competition in the markets we serve and we may not be able to compete successfully.

All of the markets we serve are highly competitive. We compete with manufacturers and distributors, both within and outside the United States, in the sale of insulating products and glass fiber products. We also compete with other manufacturers and distributors in the sale of roofing materials, industrial asphalts, manufactured stone veneer, vinyl siding, windows and patio doors and other products. Principal methods of competition include quality of products, service, location, price, compatibility of systems, range of products and product design features. In some cases, we face competition from manufacturers in countries able to produce similar products at lower costs and we also face competition from the introduction by competitors of new products or technologies that may address our customers’ needs in a better manner, whether based on considerations of cost, usability or effectiveness. To achieve and/or maintain leadership positions in key product categories, we must continue to develop brand recognition and loyalty, enhance product quality and performance and customer service and develop our manufacturing and distribution capabilities. Market competition, new entrants or overcapacity may limit our ability to raise prices for our products when necessary, may force us to reduce prices and may also result in reduced levels of demand for our products. Our inability to compete in any of these categories and the loss of customers and pricing pressures caused by such competition, overcapacity or other reasons could reduce the sales of our products, thereby adversely affecting our business, financial condition and results of operations.

The seasonal nature of our building materials business may lead to variations in our quarterly earnings and cash flow, which could have a negative impact on the price of our stock.

Sales of building materials tend to follow seasonal home improvement, remodeling and renovation and new construction patterns, although on a lagged basis for new residential construction. The peak season for home construction and remodeling in our geographic markets generally corresponds with the second and third fiscal quarters. Sales levels for our building materials products, therefore, are typically higher in the second half of the year. These seasonal variations could lead to variations in our quarterly earnings and cash flow, which in turn could have a negative impact on the price of our common stock.

ITEM 1A.	RISK FACTORS (continued)

Our sales may fall rapidly in response to declines in demand because we do not operate under long-term volume agreements to supply our customers and because of customer concentration in certain segments.

The majority of our customer volume commitments are short-term, therefore, we do not have a significant manufacturing backlog. As a result, we do not have the hedge provided by long-term volume contracts against downturns in customer demand and sales. Further, our costs are not susceptible to immediate adjustment in response to changes in sales. In addition, although no single customer represents more than 10% of our annual sales, sales of some of the products in our building materials product category are dependent on a limited number of customers, who account for a significant portion of such sales. The loss of key customers for these products, or a significant reduction in sales to those customers, could significantly reduce our revenues in these products. In addition, if demand for our products is reduced and we are unable to operate our manufacturing facilities at high capacity levels, the fixed costs associated with these facilities may not be fully absorbed and productivity will be reduced, resulting in higher average unit costs and lower gross margins if we are not able to offset this higher unit cost with price increases.

Our operations require substantial capital, leading to high levels of fixed costs that will be incurred regardless of our level of business activity.

Our businesses are capital intensive, and regularly require capital expenditures to expand operations, maintain equipment, increase operating efficiency and comply with environmental laws, leading to high fixed costs, including depreciation expense. We are limited in our ability to reduce fixed costs quickly in response to reduced demand for our products and these fixed costs may not be fully absorbed, resulting in higher average unit costs and lower gross margins if we are not able to offset this higher unit cost with price increases.

We may be subject to liability and may make substantial future expenditures to comply with environmental laws and regulations.

Our manufacturing facilities are subject to numerous foreign, federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety. Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which could negatively impact our business, financial condition and results of operations. Continued government and public emphasis on environmental issues is expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. In fiscal 2006, we expended approximately $15 million for capital related to environmental control activities and approximately $46 million in related operating costs. We also had a reserve of approximately $13 million at December 31, 2006 in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion. Present and future environmental laws and regulations applicable to our operations, and changes in their interpretation, may require substantial capital expenditures or may require or cause us to modify or curtail our operations, which may have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with our international operations.

We sell products and operate plants throughout the world. Approximately 19% of our net sales in fiscal 2006 were outside of the United States. Our international sales and operations are subject to risks and uncertainties, including:

•	possible government legislation;

ITEM 1A.	RISK FACTORS (continued)

•	difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

•	unexpected changes in regulatory environments;

•	economic and political conditions;

•	tax rates that may exceed those in the United States;

•	tax inefficiencies and currency exchange controls that may adversely affect our ability to repatriate cash from non-United States subsidiaries;

•	the imposition of tariffs or other import or export restrictions;

•	costs and availability of shipping and transportation;

•	nationalization of properties by foreign governments; and

•	currency exchange rate fluctuations between the United States dollar and foreign currencies.

As we continue to expand our business globally, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely affect our business outside the United States and our financial condition and results of operations.

We may not be able to successfully integrate newly acquired businesses, joint ventures and other partnerships into our operations or achieve expected profitability from our acquisitions.

We have recently announced certain possible strategic acquisitions and joint ventures, and may explore additional acquisitions in the future. If we cannot complete or successfully integrate these or future acquisitions, joint ventures and other partnerships, we may be unable to generate sufficient revenue to offset acquisition costs, we may incur costs in excess of what we anticipate or we may be unable to profitably grow our businesses. Acquisitions involve substantial risks, including:

•	unforeseen difficulties in integrating operations, technologies, services, accounting and personnel;

•	diversion of financial and management resources from existing operations;

•	unforeseen difficulties related to entering geographic regions where we do not have prior experience;

•	risks relating to obtaining sufficient equity or debt financing;

•	potential loss of key employees; and

•	potential loss of customers.

In addition, if we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders’ interests would be diluted, which, in turn, could adversely affect the market price of our stock. Moreover, we could finance an acquisition with debt, resulting in higher leverage and interest costs.

ITEM 1A.	RISK FACTORS (continued)

Our intellectual property rights may not provide meaningful commercial protection for our products or brands, which could adversely affect our business.

Owens Corning relies on its proprietary intellectual property, including numerous registered trademarks, as well as its licensed intellectual property. We monitor and protect against activities that might infringe, dilute, or otherwise harm our patents, trademarks and other intellectual property and rely on the patent, trademark and other laws of the United States and other countries. However, we may be unable to prevent third parties from using our intellectual property without our authorization. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could harm our competitive position and have a material adverse effect on our business, financial condition and results of operations. In addition, the laws of some non-United States jurisdictions provide less protection for our proprietary rights than the laws of the United States. If we are unable to maintain certain exclusive licenses, our brand recognition could be adversely affected.

We could face potential product liability claims, we may not accurately estimate costs related to such claims, and we may not have sufficient insurance coverage available to cover product liability claims.

Our products are used in a wide variety of residential and commercial applications. We face an inherent business risk of exposure to product liability or other claims in the event our products are alleged to be defective or that the use of our products is alleged to have resulted in harm to others or to property. We may in the future incur liability if product liability lawsuits against us are successful. Moreover, any such lawsuits, whether or not successful, could result in adverse publicity to us, which could cause our sales to decline.

In addition, consistent with industry practice, we provide warranties on many of our products and we may experience costs of warranty or breach of contract claims if our products have defects in manufacture or design or they do not meet contractual specifications. We estimate our future warranty costs based on historical trends and product sales, but we may fail to accurately estimate those costs and thereby fail to establish adequate warranty reserves for them. We maintain insurance coverage to protect us against product liability claims, but that coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or that exceeds our established reserves could materially and adversely affect our results of operations and financial condition.

We are subject to litigation in the ordinary course of business.

We are, from time to time, subject to various legal proceedings and claims. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. While management believes the Company has reasonable and prudent insurance coverage and accrues loss contingencies for all known matters that are probable and can be reasonably estimated, we cannot assure that the outcome of all current or future litigation will not have a material adverse effect on the Company and its results of operations.

We depend on our senior management team and other skilled and experienced personnel to operate our business effectively, and the loss of any of these individuals could adversely affect our business and our future financial condition or results of operations.

We are highly dependent on the skills and experience of our senior management team and other skilled and experienced personnel. These individuals possess sales, marketing, manufacturing, logistical, financial and administrative skills that are important to the operation of our business. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy and could adversely affect our business and our future financial condition or results of operations. We cannot assure you that we will be able to retain all of our existing senior management personnel or to attract additional qualified personnel when needed.

ITEM 1A.	RISK FACTORS (continued)

Increases in the cost of labor, union organizing activity, labor disputes and work stoppages at our facilities could delay or impede our production, reduce sales of our products and increase our costs.

The costs of labor are generally increasing, including the costs of employee benefit plans. Currently, approximately 42% of our employees are represented by labor unions. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become the subject of union organizing activity at additional facilities. In particular, renewal of collective bargaining agreements typically involves negotiation, with the potential for work stoppages at affected facilities. Currently, all of our union employees are covered by collective bargaining agreements. Any interruption in the production of our products could reduce sales of our products and increase our costs. We also may not be able to renew our collective bargaining agreements on terms that are favorable to us, which could result in increased labor costs and adversely affect our business, results of operations and financial condition.

Uninsured judgments or a rise in insurance premiums may adversely impact our results of operations.

In the ordinary course of business, we are subject to various claims and litigation. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain are in amounts that management believes to be prudent, but they may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all. If any significant accident, judgment, claim or other event is not fully insured or indemnified against, it could have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

Our degree of leverage could have important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations could be dedicated to the payment of principal and interest on our indebtedness and may not be available for other business purposes;

•	certain of our borrowings, including borrowings under our senior credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

In addition, the credit agreement governing our senior credit facilities and the indenture governing our senior notes contain various covenants that impose significant operating and financial restrictions on us and/or our subsidiaries. Please see Note 17 to the Consolidated Financial Statements for a description of the credit facilities and the senior notes.

ITEM 1A.	RISK FACTORS (continued)

We will not be insured against all potential losses and could be seriously harmed by natural disasters, catastrophes or sabotage.

Many of our business activities involve substantial investments in manufacturing facilities and many products are produced at a limited number of locations. These facilities could be materially damaged by natural disasters such as floods, tornados, hurricanes and earthquakes or by sabotage. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse effect on our business, results of operations and financial condition.

Because our fiscal 2006 consolidated financial statements reflect fresh-start accounting adjustments, financial information in our financial statements is not comparable to OCD’s historical financial information from periods ending on or prior to October 31, 2006.

Effective November 1, 2006, we adopted fresh-start accounting in accordance with Statement of Position 90-7, pursuant to which our reorganization value, which represents the fair value of the entity and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations”. We recorded liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start accounting the Predecessor accumulated deficit was eliminated. Thus, our balance sheets and results of operations are not comparable in many respects to our Consolidated Balance Sheets and Consolidated Statements of Income (Loss) for periods prior to the adoption of fresh-start accounting. Information reflected in our financial statements after October 31, 2006, cannot be directly compared to information for periods ending on or prior to October 31, 2006, without making adjustments for fresh-start accounting. The lack of comparable historical information may discourage investors from purchasing our common stock.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The market price of our common stock is subject to volatility.

The market price of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include actual or anticipated variations in our operational results and cash flow, our earnings relative to our competition, changes in financial estimates by securities analysts, trading volume, market conditions within the industries that we operate, the general state of the securities markets and the market for stocks of companies in our industry, governmental legislation or regulation and currency and exchange rate fluctuations, as well as general economic and market conditions, such as recessions.

We may pay little or no dividends on our common stock for the foreseeable future.

The payment of any future dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our operating results, financial conditions, contractual restrictions, corporate law restrictions, capital agreements, the applicable laws of the State of Delaware and business prospects. We may pay little or no dividends for the foreseeable future.

ITEM 1A.	RISK FACTORS (continued)

We are a holding company with no operations of our own and depend on our subsidiaries for cash.

We are a holding company and most of our assets are held by our direct and indirect subsidiaries and we will primarily rely on dividends and other payments or distributions from our subsidiaries to meet our debt service and other obligations and to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends or other payments), agreements of those subsidiaries, agreements with any co-investors in non-wholly-owned subsidiaries, the terms of our new credit facilities and senior notes and the covenants of any future outstanding indebtedness we or our subsidiaries may incur.

A small number of our stockholders could be able to significantly influence our business and affairs.

A few financial institutions own substantial amounts of our outstanding common stock. In addition, the asbestos trust formed as part of the Debtors’ emergence from bankruptcy (the “524(g) Trust”) now holds approximately 21.5% of our common stock. Large holders, such as these parties, may be able to affect matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, our bylaws confer upon each of the 524(g) Trust, directors designated by holders of our pre-petition bonds and the directors of OCD serving immediately prior to emergence certain rights to fill certain vacancies in our board of directors. Our bylaws also give the 524(g) Trust the right to nominate two directors for as long as the 524(g) Trust holds shares representing at least 1% of our common stock. Please see Item 11 Directors, Executive Officers and Corporate Governance—Information Concerning Directors for a more detailed description of the rights granted to certain holders of our common stock with respect to our board of directors.

Provisions in our amended and restated certificate of incorporation and bylaws or Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and therefore depress the trading price of our common stock.

Our amended and restated certificate of incorporation and bylaws contain provisions that could depress the trading price of our common stock through provisions that may discourage, delay or prevent a change in control of our company or changes in our management that our stockholders may deem advantageous. These provisions:

•	require a 75% super-majority vote to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•

require approval of the 524(g) Trust with respect to the amendment of certain provisions in our amended and restated certificate of incorporation and bylaws, if the amendment could adversely effect certain rights granted to the 524(g) Trust;

•	authorize the issuance of “blank check” preferred stock that our board of directors has a restricted right to issue to increase the number of outstanding shares to discourage a takeover attempt;

•	create a staggered board of directors;

•	prohibit stockholder action by written consent, and require that all stockholder actions be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, amend or repeal our bylaws except in limited circumstances; and

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 1A.	RISK FACTORS (continued)

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change in control of our company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Owens Corning has nothing to report under this Item.

ITEM 2.	PROPERTIES

Our Insulating Systems segment operates out of 33 manufacturing facilities. Principal manufacturing facilities for our Insulating Systems segment, all of which are owned by us, include the following:

Location of Manufacturing Facility	Square Footage of Facility
Newark, Ohio	1,679,095
Kansas City, Kansas	959,000
Waxahachie, Texas	943,000
Fairburn, Georgia	736,000
Santa Clara, California	728,960
Delmar, New York	701,000
Tallmadge, Ohio	556,284
Mexico City, Mexico	376,091
Guangzhou, Guandong, China	356,321
Toronto, Ontario, Canada	327,775
Edmonton, Alberta, Canada	244,000

Our Roofing and Asphalt segment operates out of 32 manufacturing facilities. Principal manufacturing facilities for our Roofing and Asphalt segment, all of which are owned by us, include the following:

Location of Manufacturing Facility	Type	Square Footage of Facility
Irving, Texas	Roofing	315,000
Savannah, Georgia	Roofing	275,883
Atlanta, Georgia	Roofing	250,000
Jacksonville, Florida	Roofing	203,000
Summit, Illinois	Roofing	199,456
Denver, Colorado	Roofing	189,000
Compton, California	Roofing	167,000
Medina, Ohio	Roofing	160,000
Kearny, New Jersey	Roofing	155,530
Memphis, Tennessee	Roofing	146,158
Portland, Oregon	Roofing	145,000
Brookville, Indiana	Roofing	135,118
Houston, Texas	Roofing	131,000
Minneapolis, Minnesota	Roofing	114,000

Our Other Building Materials and Services segment operates out of 12 manufacturing facilities. Principal manufacturing facilities for our Other Building Materials and Services segment, all of which are owned by us except the Chester facility, which we lease, include the following:

Location of Manufacturing Facility	Type	Square Footage of Facility
Claremont, North Carolina	Siding Solutions	444,000
Chester, South Carolina	Cultured Stone	411,275
Joplin, Missouri	Siding Solutions	300,000
London, Ontario, Canada	Siding Solutions	239,114
Napa, California	Cultured Stone	214,016
Bray-sur-Seine, France	Cultured Stone	140,956
Turda, Romania	Cultured Stone	77,058
Forbach, France	Cultured Stone	69,940
Navarre, Ohio	Cultured Stone	52,864

ITEM 2.	PROPERTIES (continued)

Our Composite Solutions segment operates out of 28 manufacturing facilities. Principal manufacturing facilities for our Composite Solutions segment, all of which are owned by us except the Ibaraki facility, which we lease, include the following:

Location of Manufacturing Facility	Square Footage of Facility
Ibaraki, Japan	1,895,458
Anderson, South Carolina	1,032,550
Jackson, Tennessee	650,000
Amarillo, Texas	566,738
Battice, Belgium	492,205
Kimchon, Korea	464,595
Guelph, Ontario, Canada	407,900
Rio Claro, Brazil	369,410
Nappanee, Indiana	200,000
Aiken, South Carolina	180,000

We believe that these properties are in good condition and well maintained, and are suitable and adequate to carry on our business. The capacity of each plant varies depending upon product mix.

In addition, we have 159 distribution centers in 38 states in the United States, substantially all of which are leased.

Our principal executive offices are located in the Owens Corning World Headquarters, Toledo, Ohio, a facility of approximately 400,000 square feet.

Our research and development activities are primarily conducted at our Science and Technology Center, located on approximately 500 acres of land owned by us outside of Granville, Ohio. It consists of more than 20 structures totaling more than 600,000 square feet. In addition, we have application development and other product and market focused research and development centers in various locations.

ITEM 3.	LEGAL PROCEEDINGS

Emergence from Chapter 11 Proceedings in Fourth Quarter of 2006

On October 5, 2000 (the “Petition Date”), OCD and the 17 United States subsidiaries listed below (collectively with OCD, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “USBC”):

CDC Corporation	Integrex Testing Systems LLC
Engineered Yarns America, Inc.	HOMExperts LLC
Falcon Foam Corporation	Jefferson Holdings, Inc.
Integrex	Owens-Corning Fiberglas Technology, Inc.
Fibreboard Corporation	Owens Corning HT, Inc.
Exterior Systems, Inc.	Owens-Corning Overseas Holdings, Inc.
Integrex Ventures LLC	Owens Corning Remodeling Systems, LLC
Integrex Professional Services LLC	Soltech, Inc.
Integrex Supply Chain Solutions LLC

From the Petition Date until October 31, 2006, when the Debtors emerged from bankruptcy, the Debtors operated their businesses as debtors-in-possession in accordance with the Bankruptcy Code. The Chapter 11 cases of the

ITEM 3.	LEGAL PROCEEDINGS (continued)

Debtors (collectively, the “Chapter 11 Cases”) were jointly administered under Case No. 00-3837 (JKF). The Debtors filed for relief under Chapter 11 to address the growing demands on cash flow resulting from the multi-billion dollars of asbestos claims that had been asserted against OCD and Fibreboard Corporation (“Fibreboard”).

Under the terms of the Debtors’ confirmed Plan and the Confirmation Order (as each such term is defined below), asbestos personal injury claims against each of OCD and Fibreboard will be administered, and distributions on account of such claims will be made, exclusively from the 524(g) Trust that has been established and funded pursuant to the Plan (the “524(g) Trust”). In addition, all asbestos property damage claims against OCD or Fibreboard either (i) have been resolved, (ii) pursuant to the Plan, will be resolved along with certain other unsecured claims for an aggregate amount within the Company’s Non-Tax Bankruptcy Reserve (as defined in Note 1 to the Consolidated Financial Statements) at December 31, 2006, or (iii) are barred pursuant to the Plan and Confirmation Order. Accordingly, other than the limited number and value of property damage claims being resolved pursuant to clause (ii) above, the Company has no further asbestos liabilities.

Following a Confirmation Hearing on September 18, 2006, the USBC entered an Order on September 26, 2006 (the “Confirmation Order”), confirming the Debtors’ Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (as Modified) (the “Plan”), and the Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-in-Possession (the “Findings of Fact and Conclusions of Law”). On September 28, 2006, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming the Confirmation Order and the Findings of Fact and Conclusions of Law. Pursuant to the Confirmation Order, the Plan became effective in accordance with its terms on October 31, 2006 (the “Effective Date”).

Securities and Certain Other Litigation

On or about September 2, 2003, certain of OCD’s directors and officers were named as defendants in a lawsuit captioned Kensington International Limited, et al. v. Glen Hiner, et al. in the Supreme Court of the State of New York, County of New York. OCD is not named in the lawsuit. The suit, which was brought by Kensington International Limited and Springfield Associates, LLC, two assignees of lenders under OCD’s pre-petition credit facility, alleged causes of action (1) against all defendants for breach of fiduciary duty, and (2) against certain defendants for fraud in connection with certain loans made under the pre-petition credit facility. The complaint sought an unspecified amount of damages. On February 7, 2005, all defendants filed a joint motion to dismiss. A hearing on the motion to dismiss was held on May 2, 2005, and the motion to dismiss was granted by the USBC on August 22, 2006. On October 20, 2006, the New York court entered an order and judgment dismissing the New York complaint in its entirety and on November 22, 2006, the plaintiffs filed an appeal of the order and judgment, and such appeal is pending. The named officer and director defendants have each filed contingent indemnification claims with respect to such litigation against OCD.

On September 1, 2006, various members of OCD’s Investment Review Committee were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). OCD is not named in the lawsuit but such individuals would have a contingent indemnification claim against OCD. The suit, brought by former employees of OCD, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with investments in an OCD company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Owens Corning has nothing to report under this Item.

EXECUTIVE OFFICERS OF OWENS CORNING (as of March 1, 2007)

The name, age and business experience during the past five years of Owens Corning’s executive officers as of March 1, 2007 are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning or OCD during the past five years except as indicated. Unless otherwise noted, all positions provided below refer to positions held with OCD for periods through October 31, 2006, and with Owens Corning for periods thereafter.

Name and Age	Position*
Sheree L. Bargabos (51)	Vice President and President, Roofing and Asphalt Business since October 2005; formerly Vice President and President, Exterior Systems Business (2002), and Vice President, Training and Development.

David T. Brown (58)	President and Chief Executive Officer since April 2002; formerly Executive Vice President and Chief Operating Officer. Director since 2006; formerly Director of OCD since January 2002.

Brian D. Chambers (40)	Vice President and President, Siding Solutions Business since October 2005; formerly Vice President and General Manager, Residential Roofing Business (2003), Product Manager, Residential Roofing Business (2002), and Sales/Market Leader, Specialty Roofing Business.

Charles E. Dana (51)	Vice President and President, Composite Solutions Business since February 2004; formerly Vice President – Corporate Controller and Global Sourcing (2002), and Vice President, Global Sourcing and eBusiness.

Roy D. Dean (47)	Vice President and President, Insulating Systems Business since March 2006; formerly Vice President and Corporate Controller (2004), and Vice President and Controller, Insulating Systems Business.

Joseph C. High (52)	Senior Vice President, Human Resources since January 2004; formerly Vice President, Human Resources for ConocoPhillips.

David L. Johns (48)	Senior Vice President and Chief Supply Chain and Information Technology Officer since April 2001.

Stephen K. Krull (42)	Senior Vice President, General Counsel and Secretary since February 2003; formerly Vice President, Corporate Communications (2002), and Vice President and General Counsel, Operations.

William E. LeBaron (50)	Vice President and President, Owens Corning Construction Services since September 2006; formerly President and Managing Director of Landscape and Theme Park Services at OneSource (2005), President of All American Property Service (2002), and former President and Chief Operating Officer of American Residential Service.

Frank C. O’Brien-Bernini (50)	Vice President, Science and Technology since April 2003; formerly Vice President, Corporate Science and Technology (2002), and Vice President, Science and Technology, Insulating Systems Business.

Ronald Ranallo (47)	Vice President and Corporate Controller since March 2006; formerly Vice President and Acting General Manager of OC Construction Services (OCCS) (2005), Vice President and Controller of OCCS (2004), Vice President and Controller of Siding Solutions Business (2002), and various other leadership positions.

Name and Age	Position*
Charles W. Stein, Jr. (42)	Vice President and President, Cultured Stone Business since October 2005; formerly Vice President and General Manager, OC Construction Services (2005), Vice President and General Manager, HOMExperts (2003), Vice President, Residential Services and Solutions (2002), and Vice President, Remodeling Services.

Michael H. Thaman (42)	Chairman of the Board and Chief Financial Officer since April 2002; formerly Senior Vice President and Chief Financial Officer. Director since 2006; formerly Director of OCD since January 2002.

*	Information in parentheses indicates year in which service in position began.

PART II

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Owens Corning’s common stock trades on the New York Stock Exchange under the symbol “OC”. The stock began trading on such exchange on November 1, 2006, in conjunction with the Debtors’ emergence from Chapter 11 proceedings.

Prior to December 19, 2002, OCD’s common stock traded on the New York Stock Exchange under the symbol “OWC”. From December 19, 2002 through October 31, 2006, OCD’s common stock was traded on the Over The Counter Bulletin Board under the symbol “OWENQ.” When the Debtors emerged from Chapter 11 proceedings on October 31, 2006, all of OCD’s previously existing common stock was cancelled in accordance with the Plan.

Because the value of one share of OCD’s old common stock bears no relation to the value of one share of our common stock, only the trading prices of our common stock following its listing on the New York Stock Exchange are set forth below. The following table sets forth the high and low sales prices per share of Owens Corning common stock for the period from November 1, 2006 through December 31, 2006.

Successor
2006	High	Low
Fourth Quarter (November 1, 2006 through December 31, 2006)	$31.85	$25.60

Holders of Common Stock

The number of stockholders of record of Owens Corning’s common stock on March 12, 2007 was 102.

Dividends

Neither Owens Corning nor OCD paid dividends on its common stock during the two most recent fiscal years. The payment of any future dividends to our stockholders will depend on decisions that will be made by our Board of Directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, corporate law restrictions, capital requirements, the applicable laws of the State of Delaware and business prospects. Although our Board of Directors is expected to consider the payment of quarterly dividends, there can be no assurance we will pay any dividend, or if declared, the amount of such dividend. The terms of our new credit facilities limit our ability to declare or pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

In conjunction with the Debtors’ emergence from Chapter 11, and as approved by the Plan, during 2006 the Company adopted a stock-based compensation plan applicable to employees, management and directors (“2006 Stock Plan”) that authorized grants of stock options, stock appreciation rights (“SARs”), stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Information regarding Owens Corning’s equity compensation plans as of December 31, 2006, is as follows:

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	2,123,100	(1)	$30.00	(1)	3,696,750	(1)
Equity compensation plans not approved by security holders	—		—		—

Total	2,123,100		$30.00		3,696,750

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

(1)	Relates to the Company’s 2006 Stock Plan.
(2)	In conjunction with the confirmation of the Plan, the 2006 Stock Plan was approved by the USBC. In accordance with Section 303 of the Delaware General Corporation Law, such approval constituted stockholder approval of the 2006 Stock Plan.

For additional information concerning these plans, including the number of securities available for future issuance, please see Note 21 to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

No purchase of Owens Corning equity securities was made by Owens Corning or any affiliated purchaser during the fourth quarter of 2006.

On February 21, 2007, Owens Corning announced that our Board of Directors had approved a share buy-back program to repurchase up to 5% of Owens Corning’s outstanding common stock. The stock repurchase program authorizes Owens Corning to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at Owens Corning’s discretion.

ITEM 6.	SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the Company.

	Successor	Predecessor
	Two Months Ended December 31,	Ten Months Ended October 31,	Twelve Months Ended December 31,
	2006 (a)	2006 (b)	2005 (c)	2004 (d)	2003 (e)	2002 (f)
	(In millions, except per share data and where noted)
Statement of Income
Net sales	$909	$5,552	$6,323	$5,675	$4,996	$4,872
Cost of sales	799	4,596	5,165	4,649	4,170	4,130

Gross margin	110	956	1,158	1,026	826	742
Marketing, administrative and other expenses	92	445	565	522	438	505

Science and technology expenses	30	50	58	47	43	42
Restructure costs	27	12	—	—	(2)	61
Provision (credit) for asbestos litigation claims	—	(13)	4,267	(24)	(5)	2,351

Chapter 11 related reorganization items	10	45	45	54	85	96
Income (loss) from operations	(60)	493	(3,743)	427	267	(2,313)
Interest expense (income), net	29	241	739	(12)	8	16
Gain on settlement of liabilities subject to compromise	—	(5,864)	—	—	—	—
Fresh-start accounting adjustments	—	(3,049)	—	—	—	—
Income (loss) before income tax expense (benefit)	(89)	9,165	(4,482)	439	259	(2,329)

Income tax expense (benefit)	(28)	1,025	(387)	227	145	31
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	(441)
Net income (loss)	(65)	8,140	(4,099)	204	115	(2,809)

Net income (loss) per share
Basic	(0.51)	147.20	(74.08)	3.68	2.08	51.02
Diluted	(0.51)	135.89	(74.08)	3.40	1.92	51.02
Weighted-average number of shares outstanding (in millions)
Basic	128.1	55.3	55.3	55.3	55.2	55.1
Diluted	128.1	59.9	55.3	59.9	59.9	55.1

Statement of Cash Flows
Net cash flow from operations	15	(1,903)	746	449	295	357
Additions to plant and equipment	77	284	288	232	208	248

Balance Sheet Data (at period end)
Total assets	8,470	8,714	8,735	7,639	7,358	7,016
Long-term debt	1,296	1,300	36	38	73	71
Liabilities subject to compromise	—	—	13,520	9,171	9,258	9,236
Stockholders’ equity (deficit)	3,686	3,728	(8,147)	(4,080)	(4,328)	(4,468)

No dividends were declared or paid for any of the periods presented above.

ITEM 6.	SELECTED FINANCIAL DATA (continued)

(a)	During the two months ended December 31, 2006, the Successor recorded charges of $50 million for restructuring and other charges (comprised of $6 million of transaction costs related to the proposed OCV Reinforcements joint venture with Saint-Gobain, $27 million of restructuring cost and $17 million of other costs), charges of $10 million for Chapter 11-related reorganization expenses, charges of $65 million related to the impact of fresh-start accounting (comprised $44 million related to the impact of inventory write-up and $21 million related to the write-off of in-process research and development) and charges of $6 million of expense related to our employee emergence equity program.
(b)	During the ten months ended October 31, 2006, the Predecessor recorded income of $27 million for restructuring and other credits (comprised of $7 million of transaction costs related to the proposed OCV Reinforcements joint venture with Saint-Gobain, $12 million of restructuring cost, $1 million of other gains and $45 million of gains on the sale of metal), charges of $45 million for Chapter 11-related reorganization expenses, income of $13 million for asbestos-related insurance recoveries and charges of $247 million for accrued post petition interest.
(c)	During 2005, the Predecessor recorded charges of $4.267 billion for additional provision for asbestos liability claims net of asbestos-related insurance recoveries, charges of $735 million for accrued post petition interest for the period from the Petition Date through December 31, 2005 on the Predecessor’s primary pre-petition bank credit facility, charges of $45 million for Chapter 11 related reorganization expenses, income of $13 million due to changes in the Ohio tax law during 2005, $7 million of gains from the sale of metal and income of $5 million in gains on the early extinguishment of Asian debt.
(d)	During 2004, the Predecessor recorded income of $5 million for restructuring and other charges, charges of $54 million for Chapter 11 related reorganization expenses and income of $24 million for asbestos-related insurance recoveries.
(e)	During 2003, the Predecessor recorded charges of $34 million for restructuring and other charges and $85 million for Chapter 11 related reorganization expenses, and income of $5 million for asbestos-related insurance recoveries.
(f)	During 2002, the Predecessor recorded charges of $166 million for restructuring and other charges, $96 million for Chapter 11 related reorganization expenses, $2.351 billion for asbestos litigation claims, and $491 million for the cumulative effect of change in accounting principle related to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the application of fresh-start accounting on October 31, 2006, and in accordance with SoP 90-7, the post-emergence financial results of the Company for the period ending December 31, 2006 are presented as the “Successor” and the pre-emergence financial results of the Company for the period ending October 31, 2006 are presented as the “Predecessor.” GAAP financial statements do not straddle the Effective Date because in effect the Successor company represents a new entity. For the readers’ convenience, the Successor two months ended December 31, 2006 and the Predecessor ten months ended October 31, 2006 have been combined and are collectively referred to as “fiscal 2006.”

OVERVIEW

General Business Overview

Headquartered in Toledo, Ohio, Owens Corning is a leading global producer of residential and commercial building materials and glass fiber reinforcements and other materials for composite systems. We operate within two general product categories: building materials, which includes our Insulating Systems, Roofing and Asphalt, and Other Building Materials and Services reportable segments, and composites systems, which includes our Composite Solutions reportable segment. Through these lines of business, we manufacture and sell products primarily in the United States, Canada, Europe, Asia and Latin America. We maintain leading market positions in all of our major product categories.

Operations Overview

The table below provides a summary of our sales and income from operations for the last three fiscal years (in millions):

	COMBINED Twelve Months Ended Dec. 31, 2006	Successor	Predecessor
		Two Months Ended Dec. 31, 2006	Ten Months Ended Oct. 31, 2006	Twelve Months Ended Dec. 31, 2005	Twelve Months Ended Dec. 31, 2004
Net sales	$6,461	$909	$5,552	$6,323	$5,675
Percent change from prior year	2.2%			11.4%	13.6%
Income (loss) From Operations	$433	$(60)	$493	$(3,743)	$427
As a percent of sales	6.7%			(59.2)%	7.5%

Items Affecting Comparability

Because of the nature of certain items related to our Chapter 11 proceedings, asbestos liability, restructuring activities and the non-recurring impact of fresh start accounting, management does not find reported income (loss) from operations to be the most useful and transparent financial measure of the Company’s year-to-year operational performance. These items are related primarily to the Chapter 11 process and activities necessitated by our plan of reorganization, including the employee emergence equity program, and are not the result of current operations of the Company. Management does not expect these items to continue on an ongoing basis now that the Company has emerged from bankruptcy.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Management measures operating performance by excluding Chapter 11-related reorganization items, provisions for asbestos litigation claims and the other items referenced in the preceding paragraph for various purposes, including reporting results of operations to the Board of Directors of the Company, and for analysis of performance and related employee compensation measures. Although management believes that these adjustments to income from operations provide a more meaningful representation of the Company’s operational performance, our operating performance excluding these items should not be considered in isolation or as a substitute for income from operations prepared in accordance with GAAP. In addition, such presentation is not necessarily indicative of the results that the Company would have achieved if the Company had not been subject to Chapter 11 proceedings.

Some of the significant items impacting the year-over-year comparability of reported income from operations are noted in the table below (in millions):

	COMBINED Twelve Months Ended Dec. 31, 2006		Successor		Predecessor
			Two Months Ended Dec. 31, 2006		Ten Months Ended Oct. 31, 2006		Twelve Months Ended Dec. 31, 2005		Twelve Months Ended Dec. 31, 2004
Chapter 11-related reorganization items	$55		$10		$45		$45		$54
Provision (credit) for asbestos litigation claims (recoveries) – OCD	—		—		—		3,365		(24)
Provision (credit) for asbestos litigation claims (recoveries) – Fibreboard	(13)		—		(13)		902		—
Restructuring and other charges (credits)	23	(a)	50	(b)	(27	) (c)	(25	) (d)	(5	) (e)
Fresh-start accounting impact	65	(f)	65	(f)	—		—		—
Employee emergence equity program	6		6		—		—		—

Total of items	$136		$131		$5		$4,287		$25

(a)	Includes $13 million of transaction costs related to the proposed OCV Reinforcements joint venture with Saint-Gobain, $39 million of restructuring cost, $16 million of other costs and $45 million of gains on the sale of metal.
(b)	Includes $6 million of transaction costs related to the proposed OCV Reinforcements joint venture with Saint-Gobain, $27 million of restructuring cost and $17 million of other costs.
(c)	Includes $7 million of transaction costs related to the proposed OCV Reinforcements joint venture with Saint-Gobain, $12 million of restructuring cost, $1 million of other gains and $45 million of gains on the sale of metal.
(d)	Includes income of $13 million due to changes in the Ohio tax law during 2005, $7 million of gains from the sale of metal and income of $5 million in gains on the early extinguishment of Asian debt.
(e)	Includes income of $5 million for restructuring and other charges.
(f)	Includes $44 million related to the impact of inventory write-up and $21 million related to the write-off of in-process research and development.

Fiscal 2006 Compared to Fiscal 2005

Reported income (loss) from operations was income of $433 million for fiscal 2006 compared to a loss of $3,743 million in 2005. Excluding the items affecting comparability reflected in the table above, income from operations improved to $569 million for fiscal 2006 compared to $544 million in 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During 2006, several major factors affected the performance of our Insulating Systems, Roofing and Asphalt, and Other Building Materials and Services segments (all of which are included in our building materials product category), including the following:

•

During the first half of the year, new housing starts in the United States were at historic highs and the new residential construction market provided strong demand for our building materials products, particularly in our Insulating Systems segment. In addition, strong demand, driven by the 2005 hurricanes in the southeastern United States, continued for our roofing products.

•

Beginning in the third quarter, the new residential construction market in the United States began to weaken and early in the fourth quarter we began to experience declines in volume, particularly within our Insulating Systems and Roofing and Asphalt segments. In addition, the demand for our residential roofing products resulting from the 2005 hurricanes abated during the third quarter and there was no significant storm-related demand in the United States for roofing products from 2006 storms.

•

High demand for our insulating and roofing products, primarily in the first half of the year, allowed us to maintain production at high utilization rates, which contributed to improved operating efficiency during the first nine months of 2006. In the fourth quarter, weakened demand in our Insulating Systems and Roofing and Asphalt segments, combined with seasonal slowdowns in the markets for these products, led us to curtail production at selected manufacturing facilities.

•

Beginning in the third quarter we began to experience margin compression in our Roofing and Asphalt segment due to lower demand and continued high asphalt coating cost, which we were unable to fully recover in pricing.

Major factors affecting the performance of our Composite Solutions segment during 2006 included the following:

•

During the first half of the year, our glass reinforcements product lines were impacted by slightly lower prices for their products. In addition, we experienced relatively flat volume, inflation in raw material costs, energy and delivery costs, and additional costs associated with the temporary shutdown of facilities in India and Brazil. In the second half of fiscal 2006, results improved due to strong volumes, the benefits of the second quarter acquisition of reinforcement capacity in Japan, and improved productivity, as our India and Brazil manufacturing facilities resumed full production.

•

Because of the continuing competitive global environment in the glass fiber materials markets, prices have decreased slightly. These lower prices, combined with increases in costs of energy-related commodities and services, partially offset by productivity gains, continued to adversely impact this segment and created margin compression.

•

The ratio of metals comprising an alloy used in certain production tooling was changed to take advantage of favorable market conditions. As a result, the Company disposed of a certain amount of one metal and purchased an equal dollar amount of another, which resulted in a gain of approximately $45 million in fiscal 2006. We refer to gains on these sales and purchases of metals as (“gains on sale of metal”).

•

Our manufacturing facility in Taloja, India resumed production in the second quarter of fiscal 2006 following a shutdown related to capacity expansion and recovery from the July 2005 flood of this facility. We estimate that comparable results were negatively impacted by approximately $8 million as a result of downtime associated with the capacity expansion and recovery from the flood at this facility during the first six months of fiscal 2006. In the second and third quarters, we finalized settlement of our insurance claims with respect to the flood, resulting in recognizing approximately $20 million of income during fiscal 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In the third and fourth quarters of fiscal 2006, restructuring and other charges were taken in all business segments to realign production capacity to projected demand, exit non-core business areas, combine distribution facilities, and reduce selling, general and administrative expenses. These activities resulted in restructuring charges of approximately $39 million and other charges of approximately $16 million. The expected annual savings from these actions are approximately $44 million.

Fiscal 2005 Compared to Fiscal 2004

Reported income (loss) from operations was a loss of $3,743 million in 2005, compared to income of $427 million in 2004. Excluding the items affecting comparability noted above, our income from operations increased to $544 million in 2005, compared with $452 million in 2004. The improvement in 2005 was largely driven by favorable pricing actions and our ability to leverage costs over a larger sales base, partially offset by higher energy, material and delivery costs.

Major factors affecting performance during 2005 of our Insulating Systems, Roofing and Asphalt, and Other Building Materials and Services segments, which are included in our building materials product category, included the following:

•

A continued attractive interest rate environment for mortgages and refinancing in 2005 resulted in continued strength in the United States housing markets, positively impacting demand for products, particularly insulation and roofing.

•

The high demand for building materials products enabled us to improve our operating efficiency, with several of our manufacturing facilities in the Insulating Systems and Roofing and Asphalt segments continuing to operate at very high utilization rates.

•

Continued increases in costs for energy related commodities (including natural gas, asphalt, and resin) and services (including delivery costs) impacted our product lines. Within the Insulating Systems and Roofing and Asphalt segments, we generally were able to offset these cost increases with increased pricing. In the Other Building Materials and Services segment, particularly in vinyl siding and manufactured stone veneer building products, we were unable to increase price to offset the increased cost because of the competitive environment.

•

During the first half of 2005, we experienced increased demand for our residential roofing products in the southeastern United States driven in part by the rebuilding effort associated with the Florida hurricanes in 2004. Although this demand returned to normal levels during the third quarter of 2005, increased demand returned in the fourth quarter due in part to the rebuilding effort resulting from the 2005 hurricanes.

Major factors affecting the performance of our Composite Solutions segment during 2005 included:

•

Overall global demand for glass fiber reinforcements remained strong during 2005 with favorable growth in certain regions. We focused on composite products that create value for our customers while providing us with growth and investment opportunities.

•	We have maintained market share in regions where growth is not as robust and have capitalized on our strategy of obtaining long-term contracts with industry-leading customers.

•	Continued increases in costs of energy-related commodities and services adversely impacted this segment and created some margin compression which was partially offset through productivity gains.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•

We realized gains on the sale of metal of approximately $7 million. Additionally, the Company sold certain surplus assets and recorded a $3 million gain. Partially offsetting these gains were approximately $6 million in costs associated with the 2005 flood of our manufacturing facility in Taloja, India. All of these costs were recovered through insurance proceeds in 2006.

Major factors affecting performance during 2004 of our Insulating Systems, Roofing and Asphalt, and Other Building Materials and Services segments, which are included in our building materials product category, included the following:

•

Particularly in our Insulating Systems and Roofing and Asphalt segments, low mortgage rates resulted in strength in the United States housing markets, positively impacting demand for products and our ability to achieve price increases to recover energy, material, and labor cost inflation.

•

The high demand for building materials products enabled us to improve our operating efficiency, with several of our manufacturing facilities in the Insulating Systems and Roofing and Asphalt segments continuing to operate at very high utilization rates.

•

The costs for energy-related commodities (including natural gas, asphalt and resin) and services (including delivery costs) adversely impacted all of our segments within this product category to some extent. Due primarily to our Insulating Systems and Roofing and Asphalt segments, our building materials product category in total was able to achieve price increases to offset the impact of these higher costs.

•

The acquisition of the remaining 60% ownership interest in Vitro Fibras in April 2004 positively contributed to our financial performance. This strategic acquisition provides both the Insulating Systems and the Composite Solutions segments a greater presence in Latin America and low cost operations that can provide product to serve the North American markets.

Major factors affecting the performance of our Composite Solutions segment during 2004 included:

•

An improved global economy increased the demand for glass fibers used in the construction, transportation, consumer, industrial, and infrastructure markets. This increased demand allowed us to realize increased volume and improved operating performance in our Composite Solutions segment.

•	Increased costs for energy-related commodities and services adversely impacted this segment, primarily through increased raw material costs.

•

As global economies improved during 2004, the dollar weakened against most other currencies. Since we have operations around the world, this resulted in favorable foreign currency exchange gains during the latter half of 2004.

•	During 2004, we invested $19 million in our joint venture manufacturing affiliate, Violet Reinforcements, which provides low cost operations in Latin America to serve our United States markets.

Safety

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by OSHA. In fiscal 2006 our RIR improved 13% from the prior year, and our annual 2005 RIR improved 36% over our annual 2004 performance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Outlook For 2007

Our building materials demand remained generally strong through the third quarter of fiscal 2006. However, the weakening of the United States housing market in mid-2006 from historic highs began to impact our business toward the end of the third quarter and continued through the balance of the year. Based on estimates of the NAHB, the slow down in United States housing starts is expected to carry over well into 2007. In addition, we are assuming a more normal level of demand associated with storm activity, well below recent experience.

While the Company has certain businesses and products, including those within its Composite Solutions business, that are not as sensitive to new residential construction, we cannot be certain that the revenue and income from these businesses will materially mitigate any decline in our results due to a decline in residential housing construction.

Partially offsetting the softening of the housing-start related demand, we believe that the Energy Policy Act of 2005 continues to stimulate some demand for our qualifying insulation products in the United States due to the potential tax credits offered to homebuilders for the construction of more energy efficient homes, and to home-owners for certain energy efficient home improvements. The Company is also developing product offerings and marketing programs that are intended to expand the use of Owens Corning products in residential thermal and acoustical and commercial markets. In the fourth quarter of fiscal 2006, we also have taken actions to restructure our business by exiting a service business (HOMExperts), shutting down or temporarily curtailing capacity in the Insulating Systems and Roofing and Asphalt segments, consolidating certain distribution locations, and eliminating selected selling, general and administrative costs. In addition, we have scheduled required maintenance on many of our production facilities for times when it will have the least impact on our ability to service customers. We have undertaken a strategic review of our vinyl siding and distribution businesses that is expected to be completed by mid-2007.

We believe the Composite Solutions segment will continue to benefit throughout 2007 from the improvements realized in the fourth quarter of fiscal 2006. In addition we have introduced new products, including a mold resistant glass fiber covering for wallboard, which we believe have the potential to positively impact results for this segment in 2007. We have also undertaken a strategic review of our Fabwel business unit, a producer and fabricator of components and sidewalls for recreational vehicles and cargo trailers, that is expected to be completed by mid-2007.

Global demand for energy-related commodities and services caused us to experience cost inflation during fiscal 2006 and prior years. These pressures abated somewhat late in fiscal 2006. We anticipate that even a lower level of inflation may not be recovered completely through price increases during 2007 and we are therefore very focused on generating additional productivity gains in order to avoid further margin compression. We also are committed to continuing to improve productivity in manufacturing, logistics and selling, general and administration.

We will continue to place significant emphasis on managing our capacity, introducing product offerings and eliminating inefficiencies in our business and manufacturing processes to offset the effects of softening in demand and higher costs.

Our emergence from bankruptcy will affect 2007 income from operations due to the impact of fresh-start accounting and the amortization of the cost of the employee emergence equity program. The effect of fresh-start accounting is expected to increase income from operations by approximately $11 million, primarily due to reduced pension expense, partially offset by increased depreciation and amortization, and other post-employment benefits expense. Compensation expense related to the employee emergence equity program is expected to reduce income from operations by approximately $31 million per year through 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Developments

On July 27, 2006, Owens Corning and Saint-Gobain announced that they were in discussions to merge their respective reinforcements and composites businesses, thereby creating a global company in reinforcements and composite fabrics products with worldwide revenues of approximately $1.8 billion and 10,000 employees. On February 21, 2007, the parties announced that they had signed a joint-venture agreement to merge those businesses to form a new company that will be named “OCV Reinforcements” that will serve customers with improved technology, an expanded product range and a strengthened presence in both developed and emerging markets. The agreement contemplates that the joint venture will be owned 60 percent by Owens Corning and 40 percent by Saint-Gobain. After a minimum of four years, Saint-Gobain will have the option to sell its 40 percent stake to Owens Corning, and Owens Corning will have the option to buy Saint-Gobain’s stake in the joint venture. The transaction, which has been approved by the Boards of Directors of both parent companies, is expected to close in mid-2007 and is subject to customary closing conditions and regulatory and antitrust approvals.

On February 21, 2007, the Company announced that it is reviewing its portfolio of businesses and that it will explore strategic alternatives for the company’s Siding Solutions business, which includes its vinyl siding manufacturing operations and Norandex/Reynolds distribution business, and the Company’s Fabwel unit, a producer and fabricator of components and sidewalls for recreational vehicles and cargo trailers. The Siding Solutions business is the largest component of the Other Building Materials and Services segment. Fabwel is a unit within Owens Corning’s Composite Solutions segment and is separate from the Company’s planned joint-venture with Saint-Gobain. The company expects a mid-year completion of this process.

On February 19, 2007, the Company’s Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 5 percent of the Company’s outstanding common stock. Shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

In September 2006, the Company completed its acquisition of the Modulo™/ParMur Group, a leading producer and distributor of manufactured stone veneer in Europe. The acquisition will further the global expansion of the Company’s manufactured stone veneer business, which is included in the Other Building Materials and Services segment, in the European building products market. The transaction was valued at approximately $32 million. The financial results of this acquisition were included in the Other Building Materials and Services segment beginning in the fourth quarter of fiscal 2006.

On May 1, 2006, the Company completed its acquisition of Asahi Glass Co. Ltd.’s composite manufacturing facility located near Tokyo, Japan. The purchase price was approximately $8 million, subject to adjustment up to an additional $5 million, to be paid out in the future, if certain income thresholds are met. We believe this acquisition will support the growth of customers in the automotive, consumer and electrical, building and construction, and infrastructure markets and will position us to capitalize on emerging opportunities within the Asia region.

Based upon distributions under the Plan, the Company has generated substantial income tax net operating losses for United States federal tax purposes. As a result, we would expect to pay little, if any, United States federal income taxes for the near to medium term. The Company’s ability to utilize some of its net operating losses will be subject to the limitations of section 382 of the Internal Revenue Code, and if Owens Corning undergoes an ownership change, the Company’s ability to utilize any future net operating losses will be subject to the limitations under section 382. However, it is not expected that such limitations will have a material impact on the Company’s United States federal income tax liability for any taxable years or affect the utilization of these net operating losses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

As a result of the application of fresh-start accounting on October 31, 2006, and in accordance with SoP 90-7, the post-emergence financial results of the Company for the period ending December 31, 2006 are presented as the “Successor” and the pre-emergence financial results of the Company for the period ending October 31, 2006 are presented as the “Predecessor.” GAAP financial statements do not straddle the Effective Date because in effect the Successor company represents a new entity. For the readers’ convenience, the Successor two months ended December 31, 2006 and the Predecessor ten months ended October 31, 2006 have been combined and are collectively referred to as “fiscal 2006.”

Fresh-Start Accounting

In the two months ended October 31, 2006, the effects of the allocation of the Company’s reorganization value to tangible and intangible assets and recording liabilities at present values expected to be paid resulted in increased income from operations of approximately $2 million due to lower pension costs, partially offset by a combination of higher depreciation and amortization, and higher post-employment and post-retirement costs. In addition, we incurred approximately $65 million of charges; approximately $21 million for a write off of in process research and development, and approximately $44 million resulting from the sale of inventory that was written up to market value as part of our emergence from bankruptcy.

Consolidated Results

	Combined Twelve Months Ended Dec. 31, 2006	Successor	Predecessor
		Two Months Ended Dec. 31, 2006	Ten Months Ended Oct. 31, 2006	Twelve Months Ended Dec. 31, 2005	Twelve Months Ended Dec. 31, 2004

	(In millions)
Net sales	$6,461	$909	$5,552	$6,323	$5,675
Gross margin	$1,066	$110	$956	$1,158	$1,026
As a percent of sales	16.5%	12.1%	17.2%	18.3%	18.1%

Marketing and administrative	$537	$92	$445	$565	$530
As a percent of sales	8.3%	10.1%	8.0%	8.9%	9.3%

Science and technology	$80	$30	$50	$58	$47
As a percent of sales	1.2%	3.3%	0.9%	0.9%	0.8%
Provision (credit ) for asbestos litigation claims (recoveries)	$(13)	—	$(13)	$4,267	$(24)

Income (loss) from operations	$433	$(60)	$493	$(3,743)	$427

Interest expense (income), net	$270	$29	$241	$739	$(12)

Gain on cancellation of liabilities subject to compromise	$(5,864)	—	$(5,864)	—	—

Fresh-start accounting adjustments	$(3,049)	—	$(3,049)	—	—

Income tax (benefit) expense	$997	$(28)	$1,025	$(387)	$227

Net income (loss)	$8,075	$(65)	$8,140	$(4,099)	$204

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Net sales for fiscal 2006 were $6.461 billion, a 2.2% increase from the 2005 level of $6.323 billion. This increase was primarily the result of favorable pricing actions early in 2006 in the Insulating Systems and Roofing and Asphalt segments combined with the Composite Solutions segment’s May 2006 acquisition of a manufacturing facility in Japan from Asahi Glass Co. Ltd. Partially offsetting these factors were lower volumes in the Roofing and Asphalt segment. Sales outside the United States represented 19% of total sales for fiscal 2006, compared to 16% during 2005.

Gross Margin

Gross margin as a percent of sales for fiscal 2006 decreased by 1.8 percentage points compared to 2005. The Insulating Systems segment gross margin as a percent of sales improved primarily as a result of higher pricing and manufacturing productivity stemming from strong demand in the United States housing and remodeling markets through the first nine months of the year as well as strong demand in the commercial and industrial markets during the entire year. Gross margins declined on a comparative basis, during the second half of fiscal 2006, as the residential construction market declined from the very high levels of 2005 and the first half of fiscal 2006.

Gross margin was lower in the Composite Solutions segment due to the negative impact of increased costs associated with the Taloja, India manufacturing facility being shutdown in conjunction with a capacity expansion during the first half of fiscal 2006 and higher material, energy and transportation costs. Gross margin also declined in the Roofing and Asphalt segment due to lower demand and the inability to achieve sufficient price increases in the second half of fiscal 2006 to offset significantly increased asphalt coating cost.

Gross margin was also negatively impacted by approximately $44 million of additional expense resulting from the sale of inventories whose value was written up as part of the adoption of fresh-start accounting in conjunction with our emergence from bankruptcy. In addition, other charges of approximately $19 million that are the result of closing facilities, exiting certain product lines and reducing operating costs negatively impacted fiscal 2006 gross margin.

Science and Technology Expenses

Science and technology expenses for fiscal 2006 were $80 million, a 37.9% increase from $58 million in 2005. The increase is primarily due to a write-off of in-process research and development totaling $21 million in conjunction with our emergence from bankruptcy and adoption of fresh-start accounting.

Marketing and Administrative Expenses

Marketing and administrative expenses for fiscal 2006 were $537 million, a 5.0% decrease from the 2005 level of $565 million. As a percent of net sales, marketing and administrative expenses in fiscal 2006 were 8.3%, compared to 8.9% in 2005. The decline as a percent of net sales is primarily due to increased sales and lower performance based compensation expense in fiscal 2006, offset in part by approximately $13 million in transaction costs associated with the proposed OCV Reinforcements joint venture with Saint-Gobain.

Provision for Asbestos Litigation Claims

In the third quarter of fiscal 2006, the Company resolved a matter related to Fibreboard asbestos personal injury claims and insurance assets and recorded a $13 million net credit for asbestos litigation recoveries.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the first quarter of 2005, following the District Court’s estimation of OCD’s contingent personal injury asbestos liability, the Company increased its reserves for asbestos litigation claims by $4.342 billion. The Company’s asbestos-related liabilities were fully resolved in connection with the Debtors’ emergence from bankruptcy on October 31, 2006.

Income (Loss) from Operations

The increase in income from operations in fiscal 2006 compared to 2005 was primarily due to the impact of the $4.267 billion provision for asbestos litigation claims during the earlier period.

In addition to the above items, income from operations in fiscal 2006 was impacted by:

•

We realized gains on the sale of metal of approximately $45 million during 2006. This gain is included under the caption gain on sale of fixed assets and other in the Consolidated Statements of Income (Loss).

•

During 2006, we finalized our recoveries of insurance proceeds related to the July 2005 flood of our Taloja, India manufacturing facility. As a result, we recorded in the Consolidated Statements of Income (Loss) under the caption gain on sale of fixed assets and other, $2 million in gains on the replacement of equipment and $18 million related to business interruption losses and other expenses (primarily attributable to the last half of 2005 and the first quarter of fiscal 2006).

•

Partially offsetting these gains were $9 million in losses related to a mark to market adjustment on energy related derivative instruments in the first quarter of fiscal 2006, which is included in the Consolidated Statements of Income (Loss) under the caption gain on sale of fixed assets and other.

•

In the third and fourth quarters of fiscal 2006, restructuring and other charges were taken in all business segments to realign production capacity to projected demand, exit non-core business areas, combine distribution facilities, and reduce selling, general and administrative expenses. The restructuring charges totaled approximately $39 million. Other charges totaled approximately $16 million and consist of charges of $19 million reflected under the caption cost of sales, and income of $3 million reflected under the caption gain on sale of fixed assets and other in the Consolidated Statements of Income (Loss). The expected annual savings from these actions is approximately $44 million.

•

Income from operations was unfavorably impacted during fiscal 2006 by an increase in Chapter 11-related reorganization items of $10 million, primarily resulting from increased professional fees, partially offset by higher investment income.

•

Our plan of reorganization established a one time employee emergence equity program. The cost of this program is being amortized over the vesting period of three years beginning in November 2006. The cost of this program over the two month period it was in effect during fiscal 2006 was approximately $6 million.

Interest Expense

On October 31, as part of our Plan, we issued $1.2 billion of new senior notes in a private placement; $650 million at an interest rate of 6.5% due in 2016, and $550 million at an interest rate of 7% due in 2036 (the “Senior Notes”). Interest on these notes is payable semi-annually beginning June 1, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The registration rights agreement after and indenture with respect to the Senior Notes provide that additional interest will accrue on the principal amount of the outstanding notes, in addition to the stated interest, if an exchange offer registration statement, to permit an exchange of the privately placed notes for registered notes, is not filed and made effective or the exchange offer is not consummated by an agreed upon deadline. In order to file the exchange offer registration statement with the filing of its annual report on Form 10-K Owens Corning elected not to file the exchange offer registration statement by February 28, 2007. Therefore, the notes began accruing additional interest at a rate of 0.25% per annum on February 28, 2007. This additional interest will stop accruing when an exchange offer registration statement is filed, which the Company currently anticipates will occur at or around the end of March. The Company may accrue further additional interest if the exchange offer registration statement is not declared effective or the exchange offer is not consummated within agreed upon time frames.

The fiscal 2006 results also include expenses of $247 million with respect to OCD’s pre-petition credit facility and certain unsecured trade claims against Debtors other than OCD relating to post-petition interest and certain other fees.

The 2005 results included expenses of $735 million with respect to OCD’s pre-petition credit facility for the period from the Petition Date through December 31, 2005 relating to post-petition interest and certain other fees.

Gain on Settlement of Liabilities Subject to Compromise

Pursuant to SoP 90-7, the Consolidated Statements of Income (Loss) for the ten months ended October 31, 2006 includes a gain of approximately $5.9 billion related to OCD’s emergence from bankruptcy. This gain resulted from the discharge of liabilities subject to compromise and the cancellation of the Predecessor’s monthly income preferred stock under the Plan.

Fresh-start Accounting Adjustments

Included in the consolidated statements of income for the ten months ended October 31, 2006 is a gain of approximately $3.0 billion resulting from the adoption of fresh-start accounting. This amount is the result of the aggregate of changes to the net carrying value of pre-emergence assets and liabilities to reflect the fair values under fresh-start accounting in accordance with SoP 90-7. Also included within the gain from fresh-start accounting adjustment is the cancellation of Predecessor common stock and close out of remaining equity balances of the Predecessor.

Income Tax Expenses

The Successor’s income tax benefit for the two months ended December 31, 2006 was $28 million, which represents a 31% effective tax rate. The difference between the 31% effective rate and the Federal statutory tax rate of 35% was primarily the result of additional tax benefit associated with state and local income taxes, offset by no tax benefit associated with expensing approximately $21 million of in-process research and development cost in conjunction with our emergence from bankruptcy and the adoption of fresh-start accounting. In 2007 the Company is anticipating an effective tax rate of approximately 37%.

The Predecessor’s income tax expense for the ten months ended October 31, 2006 was $1.025 billion, which represents an 11% effective tax rate. The difference between the 11% effective rate and the Federal statutory tax rate of 35% was primarily the result of no tax expense associated with the gain on the settlement of asbestos-

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

related liabilities subject to compromise due to the impact of a previously established tax valuation allowance previously established to adjust the income tax benefit associated with prior charges taken for asbestos-related liabilities at amounts expected to be realized.

The Predecessor’s income tax benefit for the twelve months ended December 31, 2005 was $387 million, which represents a 9% effective tax rate. The difference between the 9% effective rate and the Federal statutory tax rate of 35% was primarily the result of establishing a $1.363 billion valuation allowance against the approximately $1.672 billion in additional deferred tax assets generated from an aggregate charge of $4.267 billion for asbestos-related liabilities.

Income tax expense during 2005 also included approximately $12 million of additional taxes related to our decision under the American Jobs Creation Act to repatriate approximately $220 million of earnings previously considered permanently reinvested.

Net Income (Loss)

For fiscal 2006, reported net income was $8.075 billion, compared to net loss of $4.099 billion for the prior year. Fiscal 2006 net income includes one time gains of $5.864 billion on the settlement of subject to compromise liabilities and $3.049 billion from fresh start accounting adjustments. The net loss in 2005 reflected the $4.267 billion provision for asbestos litigation claims and the other items mentioned above.

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Net sales for the year ended December 31, 2005, were $6.323 billion, an 11% increase from the 2004 level of $5.675 billion. This increase was primarily the result of increased pricing actions and higher volumes in all reportable segments. The increased volumes were a result of growth in the United States housing and remodeling markets, an improved global economy, and strong demand for our residential roofing products in the southeastern United States, driven in part by the rebuilding efforts related to the hurricanes in 2004 and 2005. Sales outside the United States represented 16% of total sales during both 2005 and 2004. The effect of translating sales denominated in foreign currencies into United States dollars, principally in our Composite Solutions segment, was favorable and contributed approximately $15 million to the $648 million sales increase in 2005.

Gross Margin

Gross margin as a percent of sales improved only slightly during 2005. Strong demand in the markets in which we operated enabled us to improve our margin in 2005 through increased pricing for some of our products and realization of some operating efficiencies. However, these price increases and efficiency improvements were substantially offset by higher costs associated with energy related commodities (particularly oil, natural gas, and resin) and transportation. As previously described, to mitigate near-term volatility in our operating results, we partially hedged our exposures to the cost of energy and some energy related commodities. During 2005, such hedges resulted in a $26 million reduction in the cost for the purchases of the underlying commodities.

Partially offsetting the margin improvement were business interruption losses associated with the July 2005 flood of our composite solutions manufacturing facility in Taloja, India. We estimated that we incurred approximately $6 million in business interruption losses in 2005. In addition, the margin was negatively impacted by a $5 million gain realized on the sale of a manufacturing facility during 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Marketing and Administrative Expenses

Marketing and administrative expenses were $565 million for the year ended December 31, 2005, compared to $530 million for the year ended December 31, 2004. As a percent of sales, these expenses improved 0.4%.

Provision (Credit) for Asbestos Litigation Claims

During the first quarter of 2005, the District Court that oversaw our Chapter 11 proceedings provided an estimate of OCD’s contingent personal injury asbestos liability. As a result of this, the Predecessor increased its reserves for asbestos litigation claims by $4.342 billion.

Income (Loss) from Operations

The decrease in income from operations was primarily due to the $4.267 billion net provision for asbestos litigation claims taken during 2005. Our 2004 results for the Composite Solutions segment also reflect recoveries of insurance proceeds related to the 2003 flood at our L’Ardoise, France facility, resulting in a gain of $28 million. The overall decline in income from operations was partially offset through improved sales and our ability to achieve some operating efficiencies derived from the strong demand in our largest markets, a decrease of approximately $9 million in Chapter 11-related expenses in 2005 compared to 2004, foreign exchange gains of approximately $3 million in 2005 compared to losses of $4 million in 2004, and a $5 million gain on the extinguishment of certain debt in Asia. Our Composite Solutions segment realized approximately $7 million of gains on the sale of income in 2005. Additionally, the Composite Solutions segment sold certain surplus assets and recorded a $3 million gain. Additionally, as described more fully below, as the result of Ohio state tax legislation during the second quarter of 2005, the Company recorded $13 million of other income to establish a long-term asset for credits that can be used to offset certain future Ohio tax obligations.

Interest Expense

The 2005 results included expenses of $735 million with respect to OCD’s pre-petition bank facility for the period from the Petition Date through December 31, 2005 relating to post-petition interest and certain other fees.

The 2004 results included a $16 million pretax gain due to the reversal of accrued interest from the settlement of certain guaranteed subsidiary debt. During 2004, we finalized a settlement with certain holders of third-party debt by allowing the releasing debt holders various claims in our Chapter 11 proceedings. This settlement resulted in recording interest income in 2004 for the reversal of $16 million of accrued interest. This settlement also resulted in approximately $32 million of short-term debt and $35 million of long-term debt being reclassified as liabilities subject to compromise in our consolidated balance sheets.

Income Taxes

During the first quarter of 2005, in connection with the incremental provision for asbestos litigation claims, management recorded deferred taxes and a valuation allowance to record the asset at realizable value. This resulted in a net tax benefit of $75 million. In addition, management recorded a reduction of its valuation allowance for deferred tax assets related to asbestos litigation claims of approximately $282 million with a corresponding tax benefit. Primarily as a result of these items, our effective tax rate for 2005 was 9%.

On June 30, 2005, new Ohio state tax legislation was signed into law, the net impact of which is expected to be favorable to the Company in the future. However, the impact of this new legislation on net income during 2005

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

was a charge of $18 million. This charge was the result of an additional tax provision of approximately $31 million, primarily due to the write-off of Ohio deferred tax assets, including net operating loss carry-forwards that can no longer be utilized to offset income taxes. This charge was offset by a credit of $13 million recorded as other income representing the present value of a portion of the amounts written off that may be used as credits against a new gross receipts tax in the future.

During the third quarter of 2005 income tax expense included approximately $12 million of additional tax provision for the impact of our decision under the American Jobs Creation Act to repatriate approximately $220 million of earnings previously considered permanently reinvested outside of the United States.

During 2004, we reached an agreement in principle with the Internal Revenue Service to settle all issues from open tax years from 1986-1999 for an estimated $99 million. The recording of the settlement resulted in several balance sheet reclassifications between various deferred, accrued, and subject to compromise tax related accounts. We also adjusted our tax reserves based on our review of the likelihood of the deductibility of Chapter 11-related reorganization items, as well as new legislation and other developments during 2004 related to the deductibility of certain items at the state tax level. Due in part to these tax adjustments, our effective tax rate for 2004 was 52%.

Net Income (Loss)

Net income for the year ended December 31, 2005 was a loss of $4.099 billion compared to income of $204 million for the prior year. The decrease in 2005 reflected the non-cash provision for asbestos litigation claims, the accrual of post-petition interest and fees on OCD’s pre-petition credit facility and the other items mentioned above.

Segment Results

As a result of the application of fresh-start accounting on October 31, 2006, and in accordance with SoP 90-7, the post-emergence financial results of the Company for the period ending December 31, 2006 are presented as the “Successor” and the pre-emergence financial results of the Company for the period ending October 31, 2006 are presented as the “Predecessor.” GAAP financial statements do not straddle the Effective Date because in effect the Successor represents a new entity. For the readers’ convenience, the Successor two months ended December 31, 2006 and the Predecessor ten months ended October 31, 2006 have been combined and are collectively referred to as “fiscal 2006.”

The Company’s business operations fall within two general product categories, building materials and composites. The Company has determined (i) that the operating segments comprising the building materials product category be aggregated into three reportable segments: (1) Insulating Systems; (2) Roofing and Asphalt; and (3) Other Building Materials and Services, and (ii) that the operating segments comprising the composites product category are in single reportable segment: Composite Solutions.

Income (loss) from operations by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses – such as cost of borrowed funds, general corporate expenses or income, and certain other expense or income items – are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in income (loss) from operations for the Company’s reportable segments and are included in the Corporate, Other and Eliminations category, which is presented following the discussion of our reportable segments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulating Systems

The table below provides a summary of sales, income from operations, and depreciation and amortization expense for the Insulating Systems segment (in millions).

	Combined Twelve Months Ended Dec. 31, 2006	Successor	Predecessor
		Two Months Ended Dec. 31, 2006	Ten Months Ended Oct. 31, 2006	Twelve Months Ended Dec. 31, 2005	Twelve Months Ended Dec. 31, 2004
Net sales	$2,097	$331	$1,766	$1,976	$1,818
Percent change from prior year	6.1%			8.7%	20.6%
Income from operations	$467	$59	$408	$424	$373
Depreciation and amortization	$85	$20	$65	$68	$63

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Net sales for fiscal 2006 were $2.097 billion, a 6.1% increase from the 2005 level of $1.976 billion. This increase was primarily the result of the continued strong demand in the United States housing and remodeling markets during the first nine months of fiscal 2006, robust demand in the commercial and industrial market, and favorable pricing in major product categories, which allowed us to recover energy, material and transportation cost increases. Beginning in the third quarter of fiscal 2006, we saw some slowing in demand in our residential construction markets. Net sales in the fiscal fourth quarter decreased approximately 6.4% compared to the prior year. The decrease in net sales is primarily the result of the decline in demand in the fourth quarter of 2006 reflecting weaker housing activity compared to the fourth quarter of 2005 during which residential construction was very strong.

Income from Operations

Income from operations for fiscal 2006 was $467 million, a 10.1% increase from the 2005 level of $424 million. Favorable pricing and improved operating efficiencies more than offset inflation in raw materials, energy and labor, and approximately $6 million of additional cost, primarily depreciation and amortization, resulting from the impact of adopting fresh-start accounting.

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Net sales for the year ended December 31, 2005 were $1.976 billion, an 8.7% increase from the 2004 level of $1.818 billion. This increase was primarily the result of favorable pricing actions. Strong demand for insulating products kept industry capacity utilization high, allowing the segment to increase prices in order to counter significant cost increases.

Income from Operations

Income from operations for the year ended December 31, 2005 was $424 million, a 13.7% increase from the 2004 level of $373 million. The increase was due to pricing actions, productivity initiatives, and leveraging of selling, general and administrative costs which more than offset the effect of increased costs relating to energy, materials, labor and transportation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing and Asphalt

The table below provides a summary of sales, income from operations, and depreciation and amortization expense for the Roofing and Asphalt segment (in millions).

	Combined Twelve Months Ended Dec. 31, 2006	Successor	Predecessor
		Two Months Ended Dec. 31, 2006	Ten Months Ended Oct. 31, 2006	Twelve Months Ended Dec. 31, 2005	Twelve Months Ended Dec. 31, 2004
Net sales	$1,723	$167	$1,556	$1,806	$1,558
Percent change from prior year	(4.6)%			15.9%	11.3%
Income (loss) from operations	$72	$(23)	$95	$139	$73
Depreciation and amortization	$33	$7	$26	$35	$33

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Net sales for fiscal 2006 were $1.723 billion, a 4.6% decrease from the 2005 level of $1.806 billion. This decrease was primarily the result of a decline in volume related to both lower new residential construction activity and a lower level of storm related demand, particularly in the second half of 2006. These factors were only partially offset by price increases, which generally reflect the effects of a partial pass through of higher energy, material, and transportation costs.

Income from Operations

Income from operations for fiscal 2006 was $72 million, a 48.2% decrease from the 2005 level of $139 million. This decrease was primarily driven by lower volume resulting from declines in new construction activity, combined with the lower level storm related demand and the inability to achieve sufficient price increases in the second half of the year to offset significant increases in asphalt coating cost. Income from operations for fiscal 2006 was negatively impacted by approximately $1 million of expense resulting from the impact of adopting fresh-start accounting.

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Net sales for the year ended December 31, 2005 was $1.806 billion, a 15.9% increase from the 2004 level of $1.558 billion. Sales were positively impacted by increased price, due to market demand and the partial recovery of escalating raw materials costs, along with volume. Volume increases were driven by the rebuilding effort associated with the 2004 and 2005 Florida hurricanes and to a lesser extent the 2005 hurricanes impacting the remaining southeast United States.

Income from Operations

Income from operations for the year ended December 31, 2005 was $139 million, a 90.4% increase from the 2004 level of $73 million. The increase was due to favorable pricing, higher volumes and leveraging of selling, general, and administrative costs, partially offset by higher raw materials and transportation costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Building Materials and Services

The table below provides a summary of sales, income from operations and depreciation and amortization expense for the Other Building Materials and Services segment (in millions).

	Combined Twelve Months Ended Dec. 31, 2006	Successor	Predecessor
		Two Months Ended Dec. 31, 2006	Ten Months Ended Oct. 31, 2006	Twelve Months Ended Dec. 31, 2005	Twelve Months Ended Dec. 31, 2004
Net sales	$1,260	$178	$1,082	$1,234	$1,112
Percent change from prior year	2.1%			11.0%	8.8%
Income (loss) from operations	$13	$(4)	$17	$17	$32
Depreciation and amortization	$20	$4	$16	$13	$15

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Net sales for fiscal 2006 were $1.260 billion, a 2.1% increase from the 2005 level of $1.234 billion. This increase was primarily the result of volume growth in North American manufactured stone veneer products, and the impact of our European manufactured stone veneer products acquisition, partially offset by lower volumes in vinyl siding products.

Income from Operations

Income from operations for fiscal 2006 was $13 million, a 23.5% decrease from the 2005 level of $17 million. The decrease was due primarily to losses in the HOMExperts portion of our construction services business, from which we announced our exit in the fourth quarter of fiscal 2006, and volume declines in vinyl siding products partially offset by increased volume and production efficiencies in manufactured stone veneer products. The adoption of fresh-start accounting had no significant impact on fiscal 2006 income from operations.

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Net sales for the year ended December 31, 2005 were $1.234 billion, an 11.0% increase from the 2004 level of $1.112 billion. The increase was primarily the result of growth in our construction services business and pricing increases for our vinyl siding and manufactured stone veneer products to partially offset escalating raw material costs.

Income from Operations

Income from operations for the year ended December 31, 2005 was $17 million, a 46.9% decrease from the 2004 level of $32 million. The decrease was primarily the result of higher manufacturing costs and service issues associated with the expansion of one of our manufactured stone veneer facilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composite Solutions

The table below provides a summary of sales, income from operations and depreciation and amortization expense for the Composite Solutions segment (in millions).

	Combined Twelve Months Ended Dec. 31, 2006	Successor	Predecessor
		Two Months Ended Dec. 31, 2006	Ten Months Ended Oct. 31, 2006	Twelve Months Ended Dec. 31, 2005	Twelve Months Ended Dec. 31, 2004
Net sales	$1,560	$245	$1,315	$1,495	$1,368
Percent change from prior year	4.3%			9.3%	13.1%
Income (loss) from operations	$159	$34	$125	$139	$136
Depreciation and amortization	$92	$16	$76	$82	$84

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Net sales for fiscal 2006 were $1.560 billion, a 4.3% increase from the 2005 level of $1.495 billion. The increase in sales was primarily attributable to the acquisition of a manufacturing facility in Japan from Asahi Glass Co. Ltd. during the second quarter of 2006.

Income from Operations

Income from operations for fiscal 2006 was $159 million, a 14.4% increase from the 2005 level of $139 million. Gains on the sale of metal accounted for $38 million of the improvement. Without these gains, income from operations would have declined by $18 million.

Income from operations for fiscal 2006 also included $20 million of gain related to the insurance recoveries associated with the July 2005 flood of the Taloja, India manufacturing facility, partially offset by $8 million of cost related to downtime at this facility while it was being repaired and its capacity was expanded.

The decrease in income from operations, after excluding the effect of the gains on the sale of metal, the insurance recovery and the downtime costs, was due to cost inflation in raw materials and transportation. Income from operations for fiscal 2006 was negatively impacted by approximately $2 million of expense resulting from the impact of adopting fresh-start accounting.

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Net sales for the year ended December 31, 2005 were $1.495 billion, a 9.3% increase from the 2004 level of $1.368 billion. This increase was primarily the result of favorable pricing actions and higher volumes in glass reinforcements in North America and Europe, glass-reinforced mat, and aluminum and fiberglass parts sold into the recreational vehicle and cargo container market. The effect of translating sales denominated in foreign currencies into United States dollars was favorable and contributed approximately $15 million to the sales increase.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income from Operations

Income from operations for the year ended December 31, 2005 was $139 million, a 2.2% increase from the 2004 level of $136 million. This increase was primarily the result of favorable pricing, higher volumes, productivity, $7 million in gains on the sale of metal and a $3 million gain on the sale of surplus assets. Offsetting this increase was a volume shift to lower margin products and approximately $6 million in costs associated with the 2005 flood of our manufacturing facility in Taloja, India.

Corporate, Other and Eliminations

The table below provides a summary of loss from operations and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions).

	Combined Twelve Months Ended Dec. 31, 2006	Successor	Predecessor
		Two Months Ended Dec. 31, 2006	Ten Months Ended Oct. 31, 2006	Twelve Months Ended Dec. 31, 2005	Twelve Months Ended Dec. 31, 2004
Chapter 11-related reorganization items	$(55)	$(10)	$(45)	$(45)	$(54)
(Provision) credit for asbestos litigation (claims) recoveries	13	—	13	(4,267)	24
Restructure costs and other credits (charges)	(68)	(50)	(18)	18	5
Employee emergence equity expense	(6)	(6)	—	—	—
Impact of fresh-start accounting	(65)	(65)
General corporate (income) expense	(97)	5	(102)	(168)	(162)

Loss from operations	$(278)	$(126)	$(152)	$(4,462)	$(187)

Depreciation and amortization	$48	$22	$26	$33	$33

Fiscal 2006 Compared to Fiscal 2005

Loss from Operations

For fiscal 2006, the Company recorded restructuring and other charges of $68 million to realign production capacity to projected demand, exit non-core business areas, combine distribution facilities, and reduce selling, general and administrative expenses. These charges are reported on the consolidated statements of income (loss) in the captions restructure costs in the amount of $39 million, cost of sales in the amount of $19 million and gain on sale of fixed assets and other as income of $3 million. In addition, the Company incurred approximately $13 million of transaction costs associated with the proposed joint-venture with Saint-Gobain’s Reinforcement and Composite Business. These costs are reported in the caption marketing and administration in our consolidated statements of income (loss). During 2005, the Company recorded a credit of $13 million due to a legislative change related to Ohio tax law and a credit of $5 million from a gain on forgiveness of debt.

Income from operations was unfavorably impacted during fiscal 2006 by an increase in Chapter 11-related reorganization items of $10 million, primarily resulting from increased professional fees, partially offset by higher investment income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Negatively impacting fiscal 2006 results were fresh-start accounting charges totaling approximately $21 million for the write-off of in-process research and development, and approximately $44 million resulting from the sale of inventory that was written up to market value as part of our emergence from bankruptcy.

General corporate expense decreased by $71 million in fiscal 2006 compared to 2005 primarily due to a decrease in performance based compensation expenses. Fiscal 2006 general corporate expense was favorably impacted by approximately $11 million resulting from the impact of adopting fresh-start accounting, primarily due to reduced pension expense.

The loss from operations in fiscal 2006 declined significantly from 2005 due to the $4.267 billion net provision for asbestos litigation claims in 2005, and an asbestos insurance recovery of $13 million in 2006.

Fiscal 2005 Compared to Fiscal 2004

Loss from Operations

The increase in the loss from operations was primarily due to the $4.267 billion net provision for asbestos litigation claims taken during 2005. The overall increase in loss from operations was partially offset through a decrease of approximately $9 million in Chapter 11-related expenses in 2005 compared to 2004. Additionally, as the result of Ohio state tax legislation during the second quarter of 2005, the Company recorded $13 million of other income to establish a long-term asset for credits that can be used to offset certain future Ohio tax obligations. General corporate expenses remained relatively flat year over year.

RESTRUCTURING UPON EMERGENCE FROM CHAPTER 11 PROCEEDINGS

Restructuring

Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) was initially formed on July 21, 2006 as a wholly-owned subsidiary of Owens Corning Sales, LLC (formerly known as Owens Corning) (“OCD”) and did not conduct significant operations prior to October 31, 2006, when OCD and 17 of its subsidiaries emerged from Chapter 11 bankruptcy proceedings as described more fully below. As part of a restructuring that was conducted in connection with OCD’s emergence from bankruptcy, on October 31, 2006, Owens Corning became a holding company and the ultimate parent company of OCD and the other Owens Corning companies.

The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Owens Corning and its subsidiaries for the periods following October 31, 2006 (“Successor”), and of OCD and its subsidiaries for the periods through October 31, 2006 (“Predecessor”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Emergence from Chapter 11 Proceedings

BACKGROUND

On October 5, 2000 (the “Petition Date”), OCD and the 17 United States subsidiaries listed below (collectively with OCD, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “USBC”):

CDC Corporation	Integrex Testing Systems LLC
Engineered Yarns America, Inc.	HOMExperts LLC
Falcon Foam Corporation	Jefferson Holdings, Inc.
Integrex	Owens-Corning Fiberglas Technology, Inc.
Fibreboard Corporation	Owens Corning HT, Inc.
Exterior Systems, Inc.	Owens-Corning Overseas Holdings, Inc.
Integrex Ventures LLC	Owens Corning Remodeling Systems, LLC
Integrex Professional Services LLC	Soltech, Inc.
Integrex Supply Chain Solutions LLC

From the petition date until October 31, 2006, when the Debtors emerged from bankruptcy, the Debtors operated their businesses as debtors-in-possession in accordance with the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) were jointly administered under Case No. 00-3837 (JKF). The Debtors filed for relief under Chapter 11 to address the growing demands on cash flow resulting from the multi-billion dollars of asbestos claims that had been asserted against OCD and Fibreboard Corporation (“Fibreboard”).

Under the terms of the Debtors’ confirmed Plan and the Confirmation Order (as each such term is defined below), asbestos personal injury claims against each of OCD and Fibreboard will be administered, and distributions on account of such claims will be made, exclusively from the 524(g) Trust that has been established and funded pursuant to the Plan. In addition, all asbestos property damage claims against OCD or Fibreboard either (i) have been resolved, (ii) pursuant to the Plan, will be resolved along with certain other unsecured claims for an aggregate amount within the Company’s Non-Tax Bankruptcy Reserve (defined below under “Distributions Pursuant to the Plan”) at December 31, 2006, or (iii) are barred pursuant to the Plan and Confirmation Order. Accordingly, other than the limited number and value of property damage claims being resolved pursuant to clause (ii) above, the Company has no further asbestos liabilities.

CONFIRMED PLAN OF REORGANIZATION

Following a Confirmation Hearing on September 18, 2006, the USBC entered an Order on September 26, 2006 (the “Confirmation Order”), confirming the Debtors’ Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (as Modified) (the “Plan”), and the Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-in-Possession (the “Findings of Fact and Conclusions of Law”). On September 28, 2006, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming the Confirmation Order and the Findings of Fact and Conclusions of Law. Pursuant to the Confirmation Order, the Plan became effective in accordance with its terms on October 31, 2006 (the “Effective Date”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CONSUMMATION OF THE PLAN

Distributions Pursuant to the Plan

Since the Effective Date, the Company has substantially consummated the various transactions contemplated under the confirmed Plan. In particular, as of January 4, 2007, the Company has made substantially all of the distributions of cash, stock and warrants that have been required to be made under the Plan by such date to creditors and other parties with allowed claims or interests, including the following Plan distributions:

-	On the Effective Date, in accordance with the Plan, Owens Corning paid (i) $1.25 billion in cash to the 524(g) Trust (defined below), and (ii) approximately $2.405 billion in cash (calculated as of October 31, 2006) to holders of debt under OCD’s pre-petition bank credit facility. In addition, the assets of the Fibreboard Settlement Trust (a trust funded by insurance proceeds to pay the costs of resolving Fibreboard asbestos-related liabilities), in the amount of approximately $1.5 billion, were also contributed to the 524(g) Trust.

-	On or after the Effective Date, pursuant to the Plan, Owens Corning distributed (1) 72.9 million shares of common stock in accordance with a rights offering and related backstop commitment, (2) approximately 27.0 million shares of common stock to holders of pre-petition bonds, and (3) approximately 17.5 million Series A Warrants to holders of certain subordinated claims and approximately 7.8 million Series B Warrants to holders of OCD common stock, respectively.

-	On and after December 15, 2006 (which was the initial distribution date under the Plan), Owens Corning made initial distributions of approximately $217 million of the approximately $310 million in cash payable to certain general unsecured creditors pursuant to the Plan.

-	On January 4, 2007, pursuant to the Plan, Owens Corning paid approximately $1.408 billion in cash and transferred 28.2 million shares of common stock to the 524(g) Trust (collectively, the “2007 Payments”). All of the conditions and contingencies related to the 2007 payments, other than the passage of time, were satisfied in mid-December 2006. The 2007 Payments fully satisfied Owens Corning’s outstanding funding obligations to the 524(g) Trust under the Plan.

Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the initial distribution date and certain payments to holders of administrative expense priority claims and professional advisors in the Chapter 11 Cases. Excluding the 2007 Payments (which were paid on January 4, 2007), the Company had reserved approximately $193 million as of December 31, 2006, to pay remaining claims in the Bankruptcy, of which approximately $93 million relate to non-tax claims (the “Non-Tax Bankruptcy Reserve”). Pursuant to the Plan, the Company has established a Disputed Distribution Reserve, funded in the amount of approximately $85 million, which is reflected as restricted cash on the Consolidated Balance Sheet, for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date.

Establishment and Operation of the 524(g) Trust

Section 524(g) of the Bankruptcy Code generally provides that, if certain specified conditions are satisfied, a court may issue a permanent injunction barring the assertion, prosecution or enforcement of asbestos-related claims or demands against a debtor or reorganized company and exclusively channeling those claims to an independent trust. On the Effective Date, in accordance with the Plan, an asbestos personal injury trust qualifying under section 524(g) of the Bankruptcy Code (the “524(g) Trust”) was created from which asbestos claimants will be exclusively paid. Pursuant to the Plan and the Confirmation Order, the 524(g) Trust has, through separate

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

sub-accounts for OCD and Fibreboard, assumed all asbestos-related liabilities of OCD, Fibreboard and the other entities set forth in the Plan and will, through those separate sub-accounts, make payments to asbestos claimants in accordance with the trust distribution procedures included as part of the Plan. In addition, the Plan and the Confirmation Order both contain an injunction issued by the USBC and affirmed by the District Court pursuant to section 524(g) of the Bankruptcy Code that expressly enjoins any and all actions against the Debtors, their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any asbestos claims subject to the 524(g) Trust.

Discharge, Releases and Injunctions Pursuant to the Plan and the Confirmation Order

The Plan and Confirmation Order also contain various discharges, injunctive provisions and releases that became operative upon the Effective Date, including (i) discharge (except as otherwise provided in the Plan and Confirmation Order) of each of the Debtors of all pre-Effective Date obligations in accordance with the Bankruptcy Code, (ii) various injunctions providing, among other things, that all creditors and interest holders of any of the Debtors (or their respective estates) shall be prohibited from taking any action against the Debtors with respect to such discharged obligation, and (iii) providing that, to the fullest extent permissible, each of the Debtors and their respective estates shall have completely released certain released actions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Producing strong levels of cash flow and maintaining high levels of liquidity continue to be financial strategies of the Company. We manage the Company with a focus on our balance sheet, including managing our working capital.

As described more fully below, in connection with the Debtors’ emergence from Chapter 11 in fiscal 2006, we made substantial distributions of cash to our creditors. We funded those distributions with cash on hand, borrowings, and cash generated from a rights offering of the Company’s common stock. The assets held in the Fibreboard Settlement Trust were also distributed in connection with the emergence from Chapter 11. On the Effective Date, the Company also entered into a credit agreement for the creation of unsecured senior credit facilities, and we conducted an offering of senior debt. As of December 31, 2006, we had a cash balance of $1.089 billion.

The results of our actions in connection with emergence from Chapter 11 include:

-	Our asbestos-related liabilities have been fully and finally resolved;

-	The approximately $13.7 billion of liabilities subject to compromise that our Predecessor had at December 31, 2005, have been resolved;

-	We have a favorable capital structure, including long-term debt and a $1.0 billion revolving credit facility;

-	We received investment grade credit ratings from both Standard & Poor’s and Moody’s; and

-	Our distributions to creditors have generated substantial income tax net operating losses for United States federal tax purposes. As a result, we expect to pay little, if any, United States federal income taxes for the near to medium term.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our revolving credit facility, will provide sufficient liquidity to allow our Company to meet our cash requirements over both the short and long term. Our anticipated uses of cash include capital expenditures, working capital needs and contractual obligations. In addition, the Company will evaluate and consider strategic acquisitions, divestitures, joint ventures, and other transactions to create value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

Reorganization transactions

From October 31, 2006 (the “Effective Date”) through December 31, 2006, the Company funded $1.250 billion to the 524(g) Trust, $2.405 billion to holders of claims relating to the Company’s pre-petition bank credit facility and $217 million to unsecured creditors. The Company funded those distributions with approximately $1.468 billion from cash on hand, a portion of the $1.178 billion of proceeds received from Senior Notes issued on the Effective Date, and $2.187 billion in cash generated from a rights offering of the Company’s common stock and related backstop commitment. On the Effective Date, the Company also entered into a credit agreement for the creation of unsecured senior credit facilities, consisting of a $1.0 billion senior revolving credit facility and a $600 million delayed-draw senior term loan facility.

Because the 109th Congress did not pass the Fairness in Asbestos Injury Resolution Act by the end of its session, we made a final payment of $1.408 billion to the 524(g) Trust on January 4, 2007. Approximately $808 million of that payment was funded out of cash on hand and the remaining $600 million was borrowed under the delayed-draw senior term loan facility. On that date, we also transferred 28.2 million shares of common stock to the 524(g) Trust.

Cash flows

The following table presents a summary of our cash flows:

	Combined Twelve Months Ended Dec. 31, 2006	Successor	Predecessor
		Two Months Ended Dec. 31, 2006	Ten Months Ended Oct. 31, 2006	Twelve Months Ended Dec. 31, 2005	Twelve Months Ended Dec. 31 2004
	(In millions)
Cash balance	$1,089	$1,089	$1,205	$1,559	$1,125
Cash flow from operations	$(1,888)	$15	$(1,903)	$746	$449
Cash flow used in investing activities	$(326)	$(77)	$(249)	$(283)	$(320)
Cash flow from financing activities	$1,738	$(54)	$1,792	$(30)	$(24)

Cash flow from Operations: Of the $3.957 billion of cash paid to creditors or deposited in the Disputed Distribution Reserve in 2006 in connection with the Debtors’ emergence from Chapter 11 proceedings, $2.441 billion impacted cash flow from operations and the remaining $1.516 billion impacted cash flow from financing activities. (See financing activities below.) This significantly impacted, cash flow from operations in fiscal 2006, which was a negative $1.888 billion.

Excluding the $2.441 billion in payments to satisfy required payments under the Plan, fiscal 2006 cash flow from operations was $553 million, as compared to $746 million in 2005. This decrease in cash from operations was

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

primarily driven by additional Chapter 11 related reorganization cash costs and higher working capital. The increase in cash flow from operations in 2005 compared to 2004 was primarily the result of improved income excluding non-cash charges for asbestos and interest and fees on pre-petition debt, and also reflects contributions of $49 million to company pension plans during 2005, compared to contributions of $231 million in 2004.

Investing Activities: The increase in our cash used for investing activities in fiscal 2006 compared to 2005 was primarily due to spending $40 million related to the acquisitions of a composites manufacturing facility in Japan from Asahi Glass Co. Ltd., and Modulo™/ParMur Group, a producer and distributor of manufactured stone veneer in Europe. In fiscal 2006, both the additions to plant and equipment and the proceeds from the sale of assets were increased by approximately $56 million due to the sale of metal used in our Composite manufacturing process and the purchase of a substitute metal for the same amount.

The decrease in net cash used in investing activities during 2005 was primarily attributable to a decrease in the amount of cash invested in affiliates or used to acquire new entities in 2005 compared to 2004 and larger proceeds from the sale of surplus assets during 2005 than 2004.

Financing Activities: The $1.768 billion increase in cash from financing in fiscal 2006 compared to 2005 was primarily the result of generating cash of $3.240 billion from the combination of the rights offering of the Company’s common stock and Senior Notes issued in connection with our emergence from bankruptcy, offset by $1.516 billion in payments to pre-petition lenders. The use of cash in 2005 primarily related to payments of $13 million to reduce outstanding debt in China, payments of $14 million to reduce debt in India partially offset by $7 million in new borrowings in India, and payments of approximately $6 million on short term debt in Asia. The cash usage in 2004 included payments of $20 million to reduce outstanding debt in India.

Working Capital

As a result of the bankruptcy process, current assets and current liabilities include significant balances in cash, short-term and current portion of long-term debt, and accrued interest, which is not representative of Owens Corning’s non-Chapter 11 status. The discussion below excludes these items from working capital for all periods presented to enhance comparability.

Fiscal 2006 net working capital (current assets, excluding cash, less current liabilities, excluding short-term debt, current portion of long-term debt and accrued interest), and the ratio of current assets to current liabilities, as defined, were $382 million and 1.35, respectively, compared to $120 million and 1.12 in 2005. The increase in net working capital and the ratio of current assets to current liabilities was primarily the result of increased inventory valuation in 2006 as a result of eliminating the LIFO reserve in applying fresh start accounting. In 2005, net working capital and the ratio of current assets to current liabilities was $120 million and 1.12, compared to $94 million and 1.10 in 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table provides further detailed information regarding our working capital, as described above.

	Combined Twelve Months Ended Dec. 31, 2006	Predecessor
		Twelve Months Ended Dec. 31, 2005	Twelve Months Ended Dec. 31, 2004
	(In millions, except ratios)
Working capital analysis
Net working capital	$382	$120	$94
Current ratio	1.35	1.12	1.10
Days sales outstanding (a)	32	35	34
Days of inventory on hand (b)	48	44	44
Days payable outstanding (c)	34	37	35

(a)	Day sales outstanding are defined as receivables divided by average daily sales. Average daily sales is calculated by dividing annual sales by 365.
(b)	Days of inventory on hand is defined as FIFO inventory, divided by cost of sales divided by 365.
(c)	Days payable outstanding is defined as accounts payable, excluding subject to compromise, divided by cost of sales divided by 365.

Debt

At December 31, 2006, we had $2.736 billion of short-term and long-term debt, compared to $55 million of short-term and long-term debt at December 31, 2005. Other outstanding Company debt in 2005 was included in liabilities subject to compromise. The Company’s debt at the end of 2006 included a note payable to the 524(g) Trust of $1.390 billion, which was paid in full on January 4, 2007. A portion of that payment was funded by borrowings of $600 million under the Company’s delayed draw senior term loan facility.

2007 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of free cash flow. Strong operational cash flow is intended to fuel company growth and innovation, with a focus on return on net assets. Capital expenditures in maintenance and improving existing operations are forecast to total $250 million in 2007. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Share Repurchase Program: On February 21, 2007, the Company announced that its Board of Directors had approved a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. Shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

United States Federal Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash to the 524(g) Trust in January 2007, Owens Corning generated a significant U.S. Federal tax net operating loss of approximately $2.8 billion. Based on current estimates, the Company believes its cash taxes will be about 10 to 15 percent of pre-tax income for the next five to seven years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Pension contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $49 million to the plans during fiscal 2006 and also in fiscal 2005. The Company expects to contribute approximately $110 million in cash to its pension plans during 2007. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

Derivatives

To mitigate some of the near term volatility in our earnings and cash flows, we use financial and derivative financial instruments to hedge certain exposures, principally currency and energy related. Our current hedging practice has been to hedge a variable percentage of certain energy and energy related exposures on a rolling forward basis up to 36 months out. In 2005, the unprecedented increases in energy and energy related commodities were favorable to our hedging portfolio, resulting in unrealized gains in commodity derivatives of approximately $16 million as of December 31, 2005, the majority of which related to hedges maturing in the following 12 months. During 2005, we recognized $26 million of income to offset increased costs of purchases of energy and energy related commodities. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures, and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures. During 2006, declining natural gas costs were unfavorable to our hedging portfolio, resulting in recognizing approximately $11 million in pretax losses.

OFF BALANCE SHEET ARRANGEMENTS

The Company has entered into limited off balance sheet arrangements, as defined under Securities and Exchange Commission rules, in the ordinary course of business. These arrangements include guarantees with respect to unconsolidated affiliates and other entities. Under such arrangements for 2006, the Company was contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates of approximately $12 million. In addition, the Company has a limited amount of unrecorded contingent payment obligations under acquisition purchase agreements which are not material. The Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CONTRACTUAL OBLIGATIONS

In the ordinary course of business, the Company enters into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2006 are as follows:

	Payments due by fiscal period
	2007	2008	2009	2010	2011	2012 and Beyond	Total
	(dollars in millions)
Short-term debt obligations	$1,401	$—	$—	$—	$—	$—	$1,401
Long-term debt obligations	36	20	22	15	16	1,205	1,314
Interest on fixed rate debt (1)	96	85	84	83	82	1,155	1,585
Capital lease obligations	4	4	3	2	2	20	35
Operating lease obligations	64	49	37	26	19	86	281
Purchase obligations (2)	267	89	48	14	14	74	506
Pension contributions (3)	110	75	55	55	50	—	345

Total	$1,978	$322	$249	$195	$183	$2,540	$5,467

(1)	The Company incurs a small amount of interest on variable-rate debt as part of long-term debt obligations. The total future amount of interest to be paid on variable-rate debt outstanding at December 31, 2006 is $2 million. No individual year’s payment is sufficiently material to be represented on the future contractual obligations schedule.
(2)	Purchase obligations are commitments to suppliers to purchase goods or services, and include take-or-pay arrangements, capital expenditures, and/or contractual commitments to purchase equipment. We did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. We do not believe such purchase orders will adversely affect our liquidity position.
(3)	Pension contributions are based on what the Company currently projects contributions to our global pension plans will be through 2011.

CRITICAL ACCOUNTING POLICIES

The Company’s discussion and analysis of its financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments related to these assets, liabilities, revenues and expenses. Management bases its estimates and judgments on historical experience, expected future outcomes, and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

Bankruptcy Related. The Consolidated Financial Statements have been prepared in accordance with SoP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on a going

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

concern basis. Although our plan of reorganization has been affirmed, several assumptions have been made to record amounts related to our bankruptcy. Changes in facts or additional information regarding these assumptions could result in a material change to the amounts and classifications reported in the historical Consolidated Financial Statements.

Fresh-Start Accounting. In connection with emergence from Chapter 11, we adopted the fresh-start accounting provisions of SoP 90-7 for Owens Corning. Under SoP 90-7, reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. In implementing fresh-start accounting, Owens Corning allocated the reorganization value to the fair value of assets in conformity with procedures specified by SFAS No. 141 and stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid. In addition, all prospective changes in accounting principles required to be adopted within 12 months of the date of emergence were adopted in conjunction with fresh-start accounting. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, subject to periodic evaluation for impairment. The effects of the allocation of the reorganization value to tangible and intangible assets and recording liabilities at present values expected to be paid will result in increased income from operations due to lower pension costs, partially offset by higher depreciation and amortization, and higher post-employment and post-retirement costs. However, additional compensation expenses related to restricted stock and options issued as part of the Plan will offset this net increase in income from operations. Earnings before interest, income taxes and depreciation and amortization will improve due to lower pension costs, partially offset by higher post-employment and post-retirement costs. In addition, under fresh-start accounting the stockholders deficit was eliminated and stockholders equity recorded at the reorganization value.

Revenue Recognition. The Company recognizes revenue when title and risk pass to the customer, generally when goods are shipped. Provisions for discounts and rebates to customers, returns, warranties and other adjustments are provided in the same period that the related sales are recorded.

Inventory Valuation. Inventories are stated at lower of cost or market value. Inventory costs include material, labor and manufacturing overhead. Approximately half of our inventories are valued using the first-in, first-out method and the balance of inventories is generally valued using the last-in, first-out method.

Impairment of Tangible and Intangible Long-Lived Assets. The Company exercises judgment in evaluating tangible and intangible long-lived assets for impairment. This requires estimating useful lives, future operating cash flows and estimated fair value of the assets under review. Changes in management intentions, market conditions or operating performance could indicate that impairment charges might be necessary that would be material to the Company’s Consolidated Financial Statements in any given period.

Pension and Other Postretirement Benefits. Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions, such as inflation, investment returns, mortality, turnover, medical costs and discount rates through a collaborative effort by management and outside advisors such as actuaries and consultants. The results of this effort provide management with the necessary information on which to base its judgment and develop the estimates used to prepare the financial statements. Changes in assumptions used could result in a material impact to the Company’s Consolidated Financial Statements in any given period.

Two key assumptions that could have a significant impact on the measurement of pension liability and pension expense are the discount rate and expected return on plan assets. For the Company’s largest plan, the U.S. plan, the discount rates used for the October 31 and December 31, 2006 measurement dates were derived by matching projected benefit payments to bond yields obtained from the Citigroup Above Median Pension Discount Curve

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

developed at these respective dates. The Citigroup Above Median Pension Discount Curve is a yield curve developed monthly by Citigroup and is based on corporate bonds rated AA+, AA or AA- by Standard & Poor’s or Aa1, Aa2 or Aa3 by Moody’s. The result supported a discount rate of 5.90% and 5.85% at December 31 and October 31, 2006, respectively, compared to 5.80% at the October 31, 2005 measurement date. A 25 basis point increase in the discount rate would decrease the December 31, 2006 projected benefit obligation for the U.S. pension plans by approximately $28 million and increase 2007 net periodic pension cost by approximately $0.5 million. A 25 basis point decrease in the discount rate would increase the projected benefit obligation by approximately $30 million and decrease 2007 net periodic pension cost by approximately $0.5 million.

The discount rate for the Company’s U.S. postretirement plan was selected using the same method as described for the pension plan. The result supported a discount rate of 5.80% for the plan’s December 31 and October 31, 2006 measurement dates, which is the same rate used at the October 31, 2005 measurement date. A 25 basis point increase in the discount rate would decrease the U.S. postretirement benefit obligation by approximately $6 million and increase 2007 net periodic postretirement benefit cost by approximately $0.2 million. A 25 basis point decrease in the discount rate would increase the benefit obligation by approximately $7 million and decrease 2007 net periodic postretirement benefit cost by approximately $0.2 million.

The expected return on plan assets was derived by taking into consideration the current plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance by active investment managers. An asset return model was used to develop an expected range of returns on plan investments over a 20 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. This process resulted in the selection of an expected return of 8.00% at the October 31 and December 31, 2006 measurement dates, which return is used to determine net periodic pension cost for the fiscal period November 1 to December 31, 2006 and fiscal year 2007. This compares to 7.50% at the October 31, 2005 measurement date and 8.00% at the October 31, 2004 measurement date. The 50 basis point increase from October 31, 2005 to December 31, 2006 is attributable to an on-going gradual shift in asset allocation from fixed income securities to equities, which is part of a long-term strategy to manage the liquidity needs of the Plan. This strategy was first implemented in 2005 and the shift is expected to continue through 2007. A 25 basis point increase (decrease) in return on plan assets assumption would result in a respective decrease (increase) of 2007 net periodic pension cost by approximately $2 million.

The methods corresponding to those described above are used to determine the discount rate and expected return on assets for non-U.S. pension and postretirement plans, to the extent possible.

Asbestos Related Estimates. Prior to emergence, the Company estimated a reserve for asbestos-related liabilities that had been asserted or were probable of assertion.

Tax Estimates. The determination of the Company’s tax provision is complex due to operations in several tax jurisdictions outside the United States. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. In addition, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties in accordance with FIN 48. Such uncertainties includes any claims by the Internal Revenue Service for income taxes, interest, and penalties attributable to audits of open tax years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, or SFAS No. 151. SFAS No. 151 amends the guidance in ARB No. 43 and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement became effective for the Company as of January 1, 2006. The effect of adoption of this standard was not material.

In December 2004, the FASB issued a revised Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” This statement eliminates the intrinsic value method as an allowed method for valuing stock options granted to employees. Under the intrinsic value method, compensation expense was generally not recognized for the issuance of stock options. The revised statement requires compensation expense to be recognized in exchange for the services received based on the fair value of the equity instruments on the grant date. The Company adopted the provisions of this statement during 2005. The effect of adoption of this standard was not material as none of the Company’s previously issued stock-based awards were materially impacted.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” or FIN 47. This statement clarifies the meaning of the term “conditional asset retirement” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The statement requires the accelerated recognition of certain asset retirement obligations when a fair value of such obligations can be estimated. This statement became effective for the Company in the fourth quarter of 2005. The effect of adoption of this standard was not material to the financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, and it will likely cause greater volatility in the consolidated statement of income as more items are recognized discretely within income tax expense. This statement becomes effective for annual periods beginning after December 15, 2006. The Company established a reserve, which is consistent with the principles of FIN 48, at November 1, 2006 as a result of fresh-start accounting.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is in the process of evaluating the impact of adopting this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 amends the guidance in various standards related to pensions and other post-retirement benefit plans. In addition to new disclosure requirements, this statement requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The disclosure and recognition requirements of this statement became effective as of the end of the fiscal year ended after December 15, 2006 while the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

financial position is effective for fiscal years ending after December 15, 2008. The Company adopted all of the provisions of this statement at the time we emerged from bankruptcy. In connection with emergence, the Company applied fresh-start accounting as required by SoP 90-7 and, therefore, all previously unrecognized pension and other postretirement actuarial gains and losses were recorded. Accordingly, the impact of adopting this statement was not material to the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The Company has assessed the effect of adopting this guidance and has determined that there was no impact to the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company is in the process of evaluating the impact of adopting this statement.

All prospective changes in accounting principles required to be adopted within 12 months of the date of emergence were adopted in conjunction with fresh-start accounting.

ENVIRONMENTAL MATTERS

Owens Corning is committed to complying with all environmental laws and regulations that are applicable to our operations. We are dedicated to continuous improvement in our environmental, health and safety performance.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $46 million in fiscal 2006. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

Our manufacturing facilities are subject to numerous national, state and local environmental protection laws and regulations. Regulatory activities of particular importance to our operations include those addressing air pollution, water pollution, waste disposal and chemical control. We expect passage and implementation of new laws and regulations specifically addressing climate change, toxic air emissions, ozone forming emissions and fine particulate during the next two to five years. However, based on information known to the Company, including the nature of our manufacturing operations and associated air emissions, at this time we do not expect any of these new laws or regulations to have a materially adverse effect on our results of operations, financial condition or long-term liquidity.

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against us as a PRP for contribution under such federal, state or local laws. At December 31, 2006, a total of 61 such PRP designations remained unresolved by us. In most cases, we are only one of many PRPs with potential liability for investigation and remediation at the applicable site. We are also involved with environmental investigation or remediation at a number of other sites at which we have not been designated a PRP.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2006, our reserve for such liabilities was $13 million. We will continue to review our environmental reserve and make such adjustments as appropriate.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” “will,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences include:

•	our legal restructuring;

•	competitive factors;

•	pricing pressures;

•	availability and cost of energy and materials;

•	construction activity;

•	interest rate movements;

•	issues involving implementation of new business systems;

•	achievement of expected cost reductions and/or productivity improvements;

•	general economic and political conditions, including new legislation;

•	overall global economic environment;

•	foreign exchange fluctuations;

•	the success of research and development activities;

•	difficulties or delays in manufacturing; and

•	labor disputes.

All forward-looking statements in this report should be considered in the context of the risk and other factors described above. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of changes in foreign currency exchange rates, interest rates, natural gas prices and transportation costs in the normal course of business. To mitigate some of the near-term volatility in our earnings and cash flows, the Company manages certain of our exposures through the use of certain financial and derivative financial instruments. The Company’s objective with these instruments is to reduce exposure to fluctuations in earnings and cash flows. The Company’s policy is to use foreign currency, interest rate and commodity derivative financial instruments only to the extent necessary to manage exposures as described above. The Company does not enter into such transactions for trading purposes.

A discussion of the Company’s accounting policies for derivative financial instruments is included in the Notes to the Consolidated Financial Statements. Further information on the Company’s exposure to market risk is included in the Notes to the Consolidated Financial Statements.

For purposes of disclosing the market risk inherent in its derivative financial instruments the Company uses sensitivity analysis disclosures that express the potential loss in fair values of market rate sensitive instruments resulting from a 10% change in interest rates, foreign currency exchange rates, and commodity prices that assume instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity prices. The following analysis provides such quantitative information regarding market risk. For options and instruments with nonlinear returns, models appropriate to the instrument are utilized to determine the impact of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change instantaneously and that interest rates change in a parallel fashion. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled.

Foreign Exchange Rate Risk

The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company enters into various forward and option contracts, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. The net fair value of financial instruments used to limit exposure to foreign currency risk was approximately break even as of December 31, 2006. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $6 million.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. The Company has a revolving credit facility and a senior term loan facility both of which are exposed to floating interest rates and may impact cash flow, but were not drawn upon as of December 31, 2006.

Additionally, the Company is subject to interest rate risk from the change in the fair market value of its Senior Notes. It is estimated that a 10% adverse change in interest rates increases the fair market value of the notes due in 2016 by 4.5% and the notes due in 2036 by 9.5%.

Commodity Price Risk

The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as natural gas, and raw materials, such as asphalt, PVC and polystyrene. The Company enters into cash-settled natural gas swap contracts to protect against changes in natural gas prices on a rolling forward basis up to 36 months out; however, no financial instruments are currently used to protect against changes in raw material costs. At December 31, 2006, the net fair value of such natural gas swap contracts was a liability of $8

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

million. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be approximately $8 million for 2006. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 104 through 167 of this filing are incorporated here by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Owens Corning has nothing to report under this Item.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), and (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

A report from the Company’s management on the Company’s internal control over financial reporting is contained on page 105 hereof and is incorporated herein by reference. PricewaterhouseCoopers LLP’s report on management’s assessment of the Company’s internal control over financial reporting and the effectiveness of internal control over financial reporting is included in the Report of Independent Registered Public Accounting Firm beginning on page 106 hereof.

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Owens Corning has nothing to report under this Item.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning Directors

Our Board of Directors consists of 16 directors. Pursuant to our amended and restated by-laws and the Plan, the directors appointed to our Board of Directors consist of:

•	Twelve directors selected by the board of directors of OCD serving immediately prior to emergence, who we refer to as the OCD Designated Directors;

•	Two directors designated by the committee representing holders of OCD’s pre-petition bonds, who we refer to as the Bondholder Designated Directors;

•	One director designated by the Asbestos Claimants’ Committee, who we refer to as the ACC Designated Director; and

•	One director designated by the Future Claimants’ Representative, who we refer to as the FCR Designated Director.

On our Board of Directors, Marc Sole and Daniel K. K. Tseung are the Bondholder Designated Directors, W. Howard Morris is the ACC Designated Director, and James J. McMonagle is the FCR Designated Director. The remaining directors are OCD Designated Directors.

As set forth in our amended and restated bylaws, the directors are divided into three classes, whereby:

•	the directors first appointed to Class I will hold office for a term expiring at the first annual meeting of stockholders following the Effective Date;

•	the directors first appointed to Class II will hold office for a term expiring at the second annual meeting of stockholders following the Effective Date; and

•	the directors first appointed to Class III will hold office for a term expiring at the third annual meeting of stockholders following the Effective Date.

Our amended and restated bylaws provide certain rights with respect to nominations and vacancies on our Board of Directors:

•

the Board of Directors or a committee thereof shall nominate each Class I director serving at the first annual meeting following the Effective Date for reelection as a Class I director for a new three year term of office;

•

the OCD Designated Directors, prior to the second annual meeting of stockholders following the Effective Date, have the right to fill any vacancy in the Board of Directors arising from the resignation, retirement, death, removal or incapacity of any OCD Designated Director;

•

the Bondholder Designated Directors, prior to the second annual meeting of stockholders following the Effective Date, have the right to fill any vacancy in the Board of Directors arising from the resignation, retirement, death, removal or incapacity of any Bondholder Designated Director; and

•

the 524(g) Trust, until such time as the 524(g) Trust no longer holds shares representing at least 1% of our issued and outstanding common stock, has the right to nominate individuals for election as the ACC Designated Director or FCR Designated Director and to fill any vacancy in the Board of Directors arising from the resignation, retirement, death, removal or incapacity of the ACC Designated Director or FCR Designated Director.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Set forth below is information relating to the current members of our Board of Directors.

Class I – Class Expiring at First Succeeding Annual Meeting of Stockholders

David T. Brown, 58, President and Chief Executive Officer of Owens Corning. Director since 2006; formerly a Director of OCD since 2002. A graduate of Purdue University, Mr. Brown assumed his current position in April 2002. Before that, he served as Executive Vice President and Chief Operating Officer of Owens Corning beginning in January 2001. Previously, he held numerous leadership positions in sales and marketing at Owens Corning, including serving as President of the Insulating Systems Business beginning in 1997, President of Building Materials Sales and Distribution beginning in 1996, and President of the Roofing and Asphalt Business beginning in 1994. Mr. Brown joined Owens Corning in 1978 after working for Procter and Gamble, Shearson Hammill and Eli Lilly. Mr. Brown is a director of BorgWarner Inc. He also is on the Board of Directors of the Toledo Museum of Art and the Dean’s Advisory Council for Purdue’s Krannert School of Management. Mr. Brown is a past board member of the Asphalt Roofing Manufacturers Association Executive Committee, National Roofing Contractors Association Advisory Board, Thermal Insulation Manufacturers Association and Executive Committee of the North American Insulation Manufacturers Association.

Ralph F. Hake, 58, formerly Chairman and Chief Executive Officer for the Maytag Corporation. Director since 2006. Prior to joining Maytag, Mr. Hake was Executive Vice President and CFO for Fluor Corporation, a $10 billion California-based engineering and construction company. From 1987 to 1999, Mr. Hake served in various executive positions at Whirlpool Corporation, including: Senior Executive Vice President of global operations; Chief Financial Officer; President of the Whirlpool Bauknecht Appliance Group; and leader of the North American region operations for five years. Prior to joining Whirlpool, Mr. Hake served in various corporate strategic and financial positions at the Mead Corporation. Mr. Hake also served on the Board of Directors for the National Association of Manufacturers and was chairman of the group’s taxation and economic policy group. He currently serves on the Board of Directors of ITT Industries. He received an MBA from the University of Chicago, and an undergraduate degree from the University of Cincinnati.

F. Philip Handy, 62, CEO of Strategic Industries, a worldwide diversified service and manufacturing company owned principally by Citigroup Ventures. Director since 2006. From 1968 to 1970, Mr. Handy worked at Fidelity Management and Research. He then joined Donaldson, Lufkin and Jenrette where he served as Vice President from 1970 to 1976. In 1976, he became the CEO of Combanks, a multiple bank holding company based in Orlando, Florida. In 1980 he commenced his career in the private equity business. From 1996 through 1999, Mr. Handy was managing director of Equity Group Corporate Investments, a private investment firm controlled by Sam Zell. Mr. Handy currently serves on the Board of Directors of Anixter International, Inc., Rewards Network, Inc. and WCI Communities, Inc. He was recently appointed by President George W. Bush to the National Board of Education Sciences for a three year term (confirmed by the U.S. Senate), where he serves as vice chairman. He earned a Bachelor of Arts in Economics, and graduated Cum Laude from Princeton University and later earned an MBA from Harvard Business School. He completed the sixth forum at The Rugby School and graduated from Northfield Mount Hermon School. He also served six years in the U.S. Army Reserve and was honorably discharged in 1973.

Marc Sole, 35, Senior Vice President at D. E. Shaw & Co., L.P., where he is a co-portfolio manager for the firm’s U.S. credit-related opportunities portfolio. Director since 2006. Prior to joining the D. E. Shaw group in 2001, Mr. Sole was an associate at Cravath, Swaine & Moore LLP in New York, where he practiced corporate law with a focus on mergers & acquisitions and securities law. He graduated with honors from Princeton University in 1993 with an A.B. from the Woodrow Wilson School of Public and International Affairs, and he received a J.D. in 1996 from the Columbia University School of Law, where he was a Harlan Fiske Stone Scholar. Mr. Sole serves as a director of Schuff International and various private companies.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Daniel K. K. Tseung, 35, Managing Director at Sun Hung Kai Properties Direct Investments Ltd., the private equity division of one of Asia’s largest conglomerates. Director since 2006. Mr. Tseung previously worked at GE Equity, the private equity arm of GE Capital. He currently serves on the Board of Directors of RCN Corporation and Chinacast Education Corporation. Mr. Tseung holds a Bachelor’s Degree from Princeton University and a Master’s Degree from Harvard University.

Class II – Class Expiring at Second Succeeding Annual Meeting of Stockholders

Gaston Caperton, 67, President and Chief Executive Officer of The College Board, a not-for-profit educational association located in New York, New York, and former Governor of the State of West Virginia. Director since 2006; formerly a Director of OCD since 1997. A graduate of the University of North Carolina, Mr. Caperton began his career in a small insurance agency, became its principal owner and Chief Operating Officer, and led the firm to become the tenth largest privately-owned insurance brokerage firm in the U.S. He also has owned a bank and mortgage banking company. Mr. Caperton was elected Governor of West Virginia in 1988 and 1992. In 1997, Mr. Caperton taught at Harvard University as a fellow at the John F. Kennedy Institute of Politics. Prior to beginning his current position in mid-1999, Mr. Caperton also taught at Columbia University, where he served as Director of the Institute on Education and Government at Teachers College. Mr. Caperton is a director of United Bankshares, Inc., Energy Corporation of America, and Prudential Financial. He was the 1996 Chair of the Democratic Governors’ Association, and served on the National Governors’ Association executive committee and as a member of the Intergovernmental Policy Advisory Committee on U.S. Trade. He also was Chairman of the Appalachian Regional Commission, Southern Regional Education Board, and the Southern Growth Policy Board.

Ann Iverson, 63, President and Chief Executive Officer of International Link, an international consulting firm in Carefree, Arizona. Director since 2006; formerly a Director of OCD since 1996. Ms. Iverson began her career in retailing and held various buying and executive positions at retail stores in the U.S. through 1989, including Bloomingdales, Dayton Hudson, and U.S. Shoe. She then joined British Home Stores as Director of Merchandising and Operations in 1990; Mothercare as Chief Executive Officer in 1992; Kay-Bee Toy Stores as President and Chief Executive Officer in 1994; and Laura Ashley Holdings plc. as Group Chief Executive in 1995. In 1998, she founded and became President and Chief Executive Officer of International Link. Ms. Iverson is a Director of Shoe Pavillion and a member of the Board of Trustees of Thunderbird – The School of Global Management, and a member of Financo Global Consulting.

Joseph F. Neely, 66, NonExecutive Chairman of GoldToe Moretz, Inc., a leading manufacturer of hosiery sold under the Gold Toe brand names in Newton, North Carolina. Director since 2006. Mr. Neely previously served as Senior Vice President of Sara Lee Corporation responsible for their knit products, hosiery, and intimate apparel groups. He also founded Raylen Vineyards and Winery, and serves on the North Carolina Grape Council. Mr. Neely received a Masters of Business Administration degree from The Wharton School of the University of Pennsylvania and a Bachelor of Science degree from the University of South Carolina.

W. Ann Reynolds, 69, former President and Professor of Biology at The University of Alabama at Birmingham, located in Birmingham, Alabama. Director since 2006; formerly a Director of OCD since 1993. A graduate of Kansas State Teachers College and the University of Iowa, where she earned a Ph.D. degree, Dr. Reynolds previously served as Chancellor of the City University of New York System for seven years and for eight years as Chancellor of the California State University System. Dr. Reynolds is a director of Humana, Inc., Abbott Laboratories, Invitrogen Corporation, and the Post-Gazette, Champaign-Urbana, Illinois. She is also a member of the Society for Gynecological Investigation, and the Perinatal Research Society.

Robert B. Smith, Jr., 69, a Director of the Virginia Environmental Endowment, a nonprofit, funded, grant making corporation dedicated to improving the environment. Director since 2006; formerly a Director of OCD

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

since 2004. Mr. Smith is also a Manager of Kentucky River Properties LLC, a land holding company whose primary business is leasing coal properties. A graduate of the University of North Carolina and the University of North Carolina Law School, Mr. Smith’s previous experience included serving as Trustee of the Dalkon Shield Claimants Trust, a public interest trust of $3 billion created by the Federal Bankruptcy Court to compensate those damaged by the Dalkon Shield, and as Vice President for Government Relations of the Pharmaceutical Manufacturers Association. His prior experience also included various positions related to the U.S. Senate, including: Chief Counsel and Staff Director, U.S. Senate Government Operations Committee; Chief Counsel, U.S. Senate Subcommittee on Revision and Codification of the Laws; Chief Legislative Assistant, Senator Sam J. Ervin, Jr.; Special Counsel, U.S. Senate Antitrust and Monopoly Subcommittee; and Counsel, U.S. Senate Subcommittee on Constitutional Rights.

Class III – Class Expiring at Third Succeeding Annual Meeting of Stockholders

Norman P. Blake, Jr., 65, former Chairman, President and Chief Executive Officer of Comdisco, Inc., global technology services, Rosemont, Illinois. Director since 2006; formerly a Director of OCD since 1992. A graduate of Purdue University, Mr. Blake also previously has served as Chief Executive Officer of the United States Olympic Committee; Chairman, President and Chief Executive Officer of Promus Hotel Corporation; Chairman, President and Chief Executive Officer of USF&G Corporation; and Chairman, President and Chief Executive Officer of Heller International Corporation of Chicago. Mr. Blake is a member of the Purdue Research Foundation, Purdue University’s President’s Council and Dean’s Advisory Council, Krannert School of Management. He received his bachelor’s and master’s degrees from Purdue University and is the recipient of the degree of Doctor of Economics honoris causa from Purdue University, granted jointly by the Krannert School of Management and School of Liberal Arts. He has also been awarded The Ellis Island Medal of Honor.

William W. Colville, 72, Retired; former Senior Vice President, General Counsel and Secretary of the Company. Director since 2006; formerly a Director of OCD since 1995. A graduate of Yale University and the Columbia University Law School, Mr. Colville began his career at the Company in 1984 as Senior Vice President and General Counsel. Prior to joining the Company, he was President of the Sohio Processed Minerals Group from 1982 to 1984, and General Counsel of Kennecott Corporation from 1980 to 1982. Mr. Colville is also a director of Nordson Corporation.

Landon Hilliard, 67, Partner with Brown Brothers Harriman & Co., private bankers in New York, New York. Director since 2006; formerly a Director of OCD since 1989. A graduate of the University of Virginia, Mr. Hilliard began his career at Morgan Guaranty Trust Company of New York. He joined Brown Brothers Harriman in 1974 and became a partner in 1979. Mr. Hilliard is a director of Norfolk Southern Corporation, Western World Insurance Company and Russell Reynolds Associates, Inc. He is also Chairman of the Board of Trustees of the Provident Loan Society of New York, Chairman of the National Foundation for the Teaching of Entrepreneurship, and Secretary of The Economic Club of New York.

James J. McMonagle, 62, Of Counsel at Vorys, Sater, Seymour & Pease LLP in Cleveland, Ohio and served as the Future Claimants’ Representative in Owens Corning’s bankruptcy case. Director since 2007. Mr. McMonagle is Director and Chairman of the Board of Selected Family of Funds and formerly served as Senior Vice President, General Counsel and Secretary at the University Hospital Health System, Inc. and University Hospitals of Cleveland. He also was a Common Pleas Court Judge for Cuyahoga County, Ohio and an attorney in private practice. Mr. McMonagle received his J.D. from the Cleveland Marshall School of Law, and B.S. and B.A. degrees from Georgetown University.

W. Howard Morris, 46, former Vice President and Senior Portfolio Manager of Comerica Asset Management, a division of Comerica Bank, in Detroit, Michigan. Director since 2007. Mr. Morris is the former Managing Partner of Prairie & Tireman Equity Investments; Chief Executive Officer and Emergency Financial Manager of

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Inkster, Michigan Public School District; Chief Financial Officer of Detroit, Michigan Public School District; and Assistant Professor of Accounting/Finance at Hillsdale College. He is a Certified Public Accountant, Chartered Financial Analyst and a Personal Financial Specialist. He received an MBA from The Wharton School, University of Pennsylvania and a BBA degree from the Northwood University.

Michael H. Thaman, 42, Chairman of the Board and Chief Financial Officer of Owens Corning. Director since 2006; formerly a Director of OCD since January 2002. A graduate of Princeton University, Mr. Thaman joined the Company in 1992. He was elected Chairman of the Board in April 2002 and became Chief Financial Officer in 2000. Before assuming his current positions, Mr. Thaman held a variety of leadership positions at the Company, including serving as President of the Exterior Systems Business beginning in 1999 and President of the Engineered Pipe Systems Business beginning in 1997. Prior to joining the Company, Mr. Thaman was Vice President in the New York office of Mercer Management Consulting, a strategy consulting firm. Mr. Thaman is a director of Florida Power & Light Group, Inc.

Information Concerning Executive Officers

Certain information concerning Owens Corning’s executive officers is included on pages 21 to 22 hereof.

Identification of Audit Committee

Owens Corning has a separately-designated Audit Committee presently consisting of Norman P. Blake, Jr. (Chairman), Ralph F. Hake, Ann Iverson, Joseph F. Neely, W. Howard Morris, W. Ann Reynolds, and Daniel K. K. Tseung. The Audit Committee acts pursuant to a charter that has been approved by our Board. The charter is updated periodically and can be found on the Company’s website at: http://www.owenscorning.com.

Audit Committee Financial Expert

Our Board of Directors has determined that Norman P. Blake, Jr. is an audit committee financial expert and that he is independent utilizing the definition for audit committee independence of the New York Stock Exchange.

Audit Committee Report:

The Audit Committee has reviewed and discussed the audited financial statements of the Company contained in this annual report on Form 10-K with management and with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. The Committee has discussed with PricewaterhouseCoopers LLP the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board. The Committee has also received the written disclosures and the letter from PricewaterhouseCoopers LLP required by Independence Standards Board Standard No. 1, as adopted by the Public Company Accounting Oversight Board, and has discussed the independence of PricewaterhouseCoopers LLP with representatives of that firm.

Based on the review and discussions referred to in the preceding paragraph, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the year ended December 31, 2006, for filing with the Securities and Exchange Commission.

By Audit Committee:

Norman P. Blake, Jr., Chairman

Ralph F. Hake

Ann Iverson

Joseph F. Neely

W. Howard Morris

W. Ann Reynolds

Daniel K. K. Tseung

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Code of Ethics for Senior Financial Officers

Owens Corning has adopted a code of ethics applicable to its Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer), and Controller.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require Owens Corning’s directors and officers and greater than ten percent stockholders to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission. Owens Corning undertakes to file such forms on behalf of most reporting directors and officers pursuant to a power of attorney given to certain attorneys-in-fact. Such reporting officers, directors and ten percent stockholders are also required by Securities and Exchange Commission rules to furnish Owens Corning with copies of all Section 16(a) reports they file.

Based solely on its review and copies of such reports received or written representations from such executive officers, directors and ten percent stockholders, Owens Corning believes that, except for Norman P. Blake, Jr., who filed a single report covering a single transaction three days late while a director of OCD, due to clerical error, all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent stockholders were complied with during fiscal year 2006.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this section we provide information, discussion and analysis of our compensation programs for our Chief Executive Officer, our Chief Financial Officer and the other three most highly-compensated executive officers for 2006 (our “Executive Officers”). Because our Company emerged from Chapter 11 and our stock was listed on the New York Stock Exchange during 2006, this section also includes a discussion of our future intentions regarding equity compensation and other transition items as we move into 2007.

Introduction

As a global leader in building materials and high performance glass composites, we must employ highly talented individuals to build and grow our market leading businesses and ensure acceptable financial results. Consequently, we have designed our compensation and benefit programs to engage our employees to deliver the performance and financial returns that our shareholders seek.

We filed for Chapter 11 protection in 2000, and emerged as an investment grade publicly-traded company in late October 2006. The compensation programs for our Executive Officers in place during our time in Chapter 11 were designed to address the challenges and business situation that we faced during those years. Upon emerging from bankruptcy, we made certain changes to reflect our new publicly-traded status and ability to once again utilize equity compensation. These changes included revisions to program design and structure. Because 2006 was a transition year, the following discussion describes our compensation program in effect both before and after we emerged from Chapter 11.

Background

During the period of bankruptcy, we faced recruiting and retention challenges within our key executive ranks. At the same time, we faced significant business challenges, and believed it was critical to create and maintain a strong pay-for-performance culture.

For these reasons, we redesigned our compensation program in late 2002. Much of this work formed the foundation for our 2006 compensation program for all salaried employees, including the Executive Officers. In early 2003, we began to reduce our salaried employees’ base pay as a component of their compensation, and made greater use of performance-based incentive plans. To implement this change, most employees’ base salaries were held constant from 2003 to 2005. At the same time, we gradually increased annual incentive opportunities and extended annual incentive eligibility to our salaried workforce around the world. By more heavily weighting the pay-at-risk portion of our compensation program, we created a better connection between pay and the achievement of identified business outcomes.

In addition to redesigning our compensation program, we also revised our benefit plans for salaried employees, including our Executive Officers. These changes included converting our traditional defined benefit pension program for US employees into a cash balance plan and introducing greater consumer responsibility into our health care benefits for active and retired employees. These benefit changes, together with the changes to the compensation structure noted above, have significantly reduced our fixed costs, positioned us to obtain savings through legacy cost reductions, and reinforced our philosophy that: Company performance will determine the amount of compensation available to our employees; and everyone is accountable for producing identified business results.

These changes to our compensation and benefits programs were applied to all salaried employees throughout the world, to the greatest extent possible.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Objectives of Our Compensation Programs – Our Philosophy

The Compensation Committee of our Board of Directors (which we refer to throughout the Compensation Discussion and Analysis as the “Committee”) is comprised entirely of independent directors and has responsibility for approving the compensation arrangements for our Executive Officers. The Committee acts pursuant to a charter that has been approved by our Board. The charter is updated periodically and can be found on the Company’s website at: http://www.owenscorning.com

The compensation program for our Executive Officers is designed to attract, retain and reward talented executives who contribute to our long-term success and build value for our shareholders. The program is organized around four fundamental principles.

Our Compensation Is Market Driven and Performance-Based

Our compensation plans are designed to drive and reward superior performance. This is accomplished in a number of ways. In December 2002, the Committee changed the compensation structure for all salaried employees, including the Executive Officers, by decreasing fixed pay and increasing pay-at-risk. Base salary target levels were reduced from the 65th percentile to the 50th percentile of our peer companies. At the same time, our annual performance-based bonus opportunity was increased from the 65th percentile to the 75th percentile of our peer companies, provided the Company achieved its performance goals. This change, which was phased in between 2002 and 2005, placed substantially more pay “at risk” based on our overall performance.

Since 2005, our peer group has consisted of the following sixteen companies:

American Standard Armstrong Holdings Ball Black & Decker Bowater Crown Holdings Lennox International Masco	MeadWestvaco Owens-Illinois Parker-Hannifin PPG Industries Inc, Sherwin-Williams Smurfit-Stone Container Temple-Inland USG

These companies are either in the building products industry and/or serve related markets or use related manufacturing processes similar to Owens Corning, and have annual revenues close to Owens Corning. This peer group is reviewed periodically by the Compensation Committee to ensure the relevance of the companies to which we are comparing ourselves.

While compensation data from the peer group are our primary reference points, we do supplement this information with data from relevant compensation surveys covering other manufacturing companies of similar size and complexity. This additional data allows us to enhance our knowledge of trends and market practices when sample sizes within our peer group may be insufficient. In addition, during the time when we were in bankruptcy, we also used information from other major Chapter 11 debtors with asbestos related liabilities, including: Armstrong Holdings, Federal Mogul, Kaiser Aluminum, USG, and WR Grace (“Bankruptcy Comparator Group”) to benchmark our bankruptcy related compensation program.

Both our annual Corporate Incentive Plan (which pays bonuses based on Company performance over a one-year period) and our Long-Term Incentive Plan (which pays bonuses based on Company performance over a three- year period) are designed to provide incentive pay to the Executive Officers at levels that correspond to whether the Company-wide goals set by the Committee pursuant to those plans are attained. Thus, our philosophy is to incent our leaders to deliver superior results and reward them when they do so.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

The target levels at which our Executive Officers participate in the two incentive plans range from .65 to 1.4 times base salary for the annual Corporate Incentive Plan and from 1.35 to 2.5 times base salary for the Long-Term Incentive Plan. Target participation levels for each executive officer in these plans are based on their specific positions and responsibilities, and are vetted against the participation levels of similar executive officers at our peer companies.

Accordingly, the compensation structure for our Executive Officers (base salary and participation in our annual and long-term incentive plans) is determined by reference to similar positions at companies within our peer group. Because our incentive plans are performance-based, whether the participation levels of Executive Officers in our incentive plans actually translate into pay at, above or below this targeted structure will in large part be determined by the Company’s performance and the Committee’s assessment of their individual performance.

The table below presents the target market positioning of Owens Corning’s on-going executive compensation program.

Pay Element	Target Market Position	Primary Market Reference	Owens Corning Compensation Element

Salary	50th Percentile or Median	Peer Group	Salary

Annual Incentives	75th Percentile	Peer Group	Corporate Incentive Plan (“CIP”)

Long-term Incentives	65th Percentile	Peer Group	Long-Term Incentive Plan (“LTIP”) (and Equity Grants beginning in 2007)

Total Compensation	65th Percentile	Peer Group	Combination of all pay elements

We believe this market positioning provides the optimal mix of: (1) fixed vs. variable pay at risk; and (2) annual versus long-term incentive opportunities.

Our Compensation Corresponds to Business Results and is Aligned with Shareholder Interests

We believe that total compensation should be driven by business results and corresponding shareholder return. When equity compensation was not available due to Chapter 11, the Committee selected funding criteria for the annual and long-term incentive plans that were believed to drive enterprise value and to be correlated to shareholder return (and included Income From Operations, Cash Flow from Operations and Return On Net Assets). Now that we have emerged from bankruptcy, the Committee intends to increase focus on shareholder alignment and consistency with market practices by reducing the Executive Officers’ participation in the Long-Term Incentive Plan and reintroducing annual equity grants.

Our Compensation Programs Position Us to Compete for the Best Executive Talent

We believe that shareholders benefit when we can attract and retain talented executives. We accomplish this with compensation packages that are competitive, fair and reward outstanding performance. Our executive compensation program, while heavily weighted toward performance-based incentive plans, delivers total compensation at the 65th percentile of our peer group when the Company meets its performance goals. We believe this positions us to attract and retain talented executives. To ensure that our programs remain market competitive, we benchmark the compensation programs of our peer companies with assistance from Mercer Human Resource Consulting (“Mercer”). Specifically, Mercer provides relevant market data, advice, alternatives and recommendations to the Committee with regard to the compensation of Executive Officers.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Our Compensation Programs Should Be Recognized as Fair by the Executive Officers and Shareholders

We intend to create and maintain a compensation program that will be recognized as appropriate and fair, both internally and externally. We will accomplish this by comparing the total compensation that is provided to our Executive Officers:

(i)	to the targeted compensation structure provided to similar executive officers of our peer companies (to measure external fairness);

(ii)	to the actual compensation received by, and the corresponding results delivered by, similar executive officers of our peer companies (to measure external fairness);

(iii)	to our other senior leaders (to measure internal fairness); and

(iv)	to the total compensation that the Committee, in its exercise of judgment after reviewing results achieved and impact on shareholders, believes is appropriate (to ensure overall fairness to the Executive Officers and shareholders).

The Elements of Our Compensation Program

The Committee places strong emphasis on managing the Executive Officers’ total compensation. While each element is important, it is the Executive Officer’s total compensation that should correspond to their performance, business results and shareholder return. The three main elements of our compensation program are base salary, an annual incentive opportunity (delivered through the Corporate Incentive Plan) and a Long-Term Incentive opportunity (historically delivered through the Long-Term Incentive Plan, with a transition toward annual equity grants beginning in 2007).

Base Salary

Base salary for Executive Officers for any given year is generally fixed by the Committee at its meeting in February. Adjustments in base salary on a year-over-year basis are dependent on the Committee’s assessment of Company and individual performance, while taking into account all elements of Executive Officer compensation. When adjusting Executive Officer salaries, the Committee is mindful of its overall goal to keep base salary for our Executive Officers at the “median” or 50th percentile of companies in our peer group. The amount of compensation that is provided in the form of salary is substantially less, assuming target performance levels are met, than the amount that is provided in the form of bonuses under our short and long-term incentive plans, each of which is described below.

The Committee determines the CEO’s base salary. For the remaining Executive Officers, the CEO makes recommendations to the Committee for its approval. The CEO’s recommendations are based on several key factors for each Executive Officer, including:

•	the scope of responsibility and impact on the Company aggregate results;

•	the officer’s overall performance;

•	competitive salary levels;

•	the manner in which the officer interacts with and elevates the performance of the leadership team as a whole; and

•	the manner in which the officer demonstrates our Company’s values and sets the “tone at the top”.

In addition, when an Executive Officer is recruited from outside Owens Corning, the package necessary to attract candidates also plays a role in determining base salary and total compensation.

During 2006, the base salary of the CEO was below the 50th percentile of our peer group and the base salary of the CFO/Chairman was higher than the 50th percentile of our peer group. This positioning was deliberate in

ITEM 11.	EXECUTIVE COMPENSATION (continued)

recognition of the management partnership between our CEO and the CFO/Chairman, and the additional accountability associated with our CFO/Chairman leading our restructuring activities and chairing the Board of Directors.

Annual Incentive Plan

Our annual incentive plan is referred to as the Corporate Incentive Plan (“CIP”). The CIP funds on the basis of the achievement of goals set for a single fiscal year, and individuals’ awards are determined on the basis of individual performance. The CIP was approved by shareholders and the USBC as part of the Debtors’ emergence from Chapter 11 in October 2006.

Each year, the Committee selects performance objectives or “funding criteria” that will be used to determine whether and to what extent awards will become available under the CIP for all salaried employees, including the Executive Officers. For 2006, the Committee selected specific levels of Income From Operations and Cash Flow from Operations as the relevant performance objectives/funding criteria. Income From Operations was selected to, among other things, emphasize the importance of generating increased levels of profitability. Cash Flow from Operations was selected to reinforce the same messages while adding the impact of working capital management and expense discipline.

Funding of the CIP can range, on the basis of Company performance, from Threshold Funding (zero CIP funding) to Maximum Funding (two times the target CIP funding established by the Committee). Straight line interpolation is used to determine CIP funding between Threshold and Target funding, and between Target and Maximum funding. When establishing Threshold, Target and Maximum CIP funding levels for 2006, the Committee used a variety of guiding principles, including:

•	Salaried employees, including the Executive Officers, should receive total compensation at the 65th percentile, provided they deliver the results called for in the Board-approved Operations Plan.

•

Target CIP Funding (the funding required for salaried employees to attain total compensation at the 65th percentile) should directly correspond with the performance and results necessary to achieve the Board-approved Operations Plan (i.e., for 2006, the Income From Operations and Cash Flow from Operations required by the Operations Plan).

o	Whether Target funding can be attained is a function of the degree of difficulty associated with the Operations Plan. The Committee believed the 2006 Operations Plan had a significant degree of difficulty based on the Committee’s assessment of the competitive environment.

•

Threshold CIP Funding is determined with full consideration of the Committee’s view as to the degree of difficulty of the Operations Plan – the more difficult the Operations Plan/Target Funding is to achieve given the competitive environment, the more important it becomes to have Threshold Funding set at a level that is likely to result in some level of CIP funding.

o	Threshold Funding should be set so that it is frequently attained, with the mindset that as the CIP funds, it will create a pool from which the Company’s best performing employees can be rewarded for delivering desired business results.

o

CIP funding between Threshold and Target will create an available pool from which the best performing employees can receive awards, but is insufficient to compensate all salaried employees at the targeted 65th percentile, which the Committee believes is appropriate for a performance-based incentive plan.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

•

Maximum Funding is also determined based on the Committee’s view of the degree of difficulty of the Operations Plan – the more difficult the Operations Plan/Target Funding is to achieve, the less incremental performance (above plan) is required to reach Maximum Funding.

o	Maximum Funding should be set so that it is not frequently attained, with the mindset that it requires Company performance to be significantly higher than the Operations Plan to warrant CIP funding at or near Maximum.

o	CIP funding between Target and Maximum should reflect a level of performance that distinguishes the Company and its leaders, and translates into increased shareholder value.

•

When setting Threshold, Target and Maximum performance/funding levels for the CIP as noted above, the Committee strives to match desired business outcomes with incentive pay so that salaried employees, including the Executive Officers, are paid:

o	In the top quartile when they deliver top quartile performance;

o	In the third/bottom quartile when they deliver performance below the approved Operating Plan; and

o	Total compensation at the 65th percentile when they deliver the performance and business outcomes necessary to attain the Operating Plan.

•

The Committee retains discretion to reduce funding or not pay bonuses even if the relevant performance targets are met (and vice versa), under certain circumstances. This discretion has been most frequently exercised to reduce plan funding and Executive Officer awards based on the Committee’s exclusion of the favorable funding impact of non-planned events, non-recurring events, large transactions and corresponding accounting treatments.

For 2006, the Company was faced with significantly more difficult market conditions than envisioned when setting its Operations Plan, especially in the third and fourth quarters for its roofing and siding businesses. In 2006, the Committee exercised its discretion to exclude certain items that would have otherwise been of a benefit to plan funding. Accordingly, the Company did not achieve its income from operations and cash flow target goals, and CIP funding was approved at 61.3% of target.

Once funding of the CIP is determined, actual awards are established for each Executive Officer based on their individual performance. To reinforce our performance culture, individual awards can range from 0% to 200% of the CIP funding level. All such differentiation in CIP awards must be accomplished on a zero-sum basis – increases in one participant’s award must be offset by decreases in other participants’ awards. For the CEO’s performance, the assessment is made by the Committee. For the other Executive Officers, the assessment is made by the CEO and approved by the Committee. When assessing individual performance, the considerations include those referenced above when determining base salary, as well as a comparison among Executive Officers to determine their relative contributions to the Company’s business results – with the goal being to differentiate awards based on performance. The Committee reviews and approves the CIP awards for all Executive Officers, and the specific awards received by each of the Executive Officers for 2006 are reflected in the Summary Compensation Table below.

Long-Term Incentive

We believe Long-Term Incentive opportunities should align Executive Officer behaviors and results with key enterprise drivers and the interests of shareholders over an extended period of time. Our Long-Term Incentive (“LTI”) opportunity in 2006 consisted of participation in the Long-Term Incentive Plan (“LTIP”). Beginning in 2007, the Committee intends to reintroduce equity as an element of our LTI program.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Long-Term Incentive Plan. The LTIP is our performance-based incentive plan that provides participants with the opportunity to earn a cash award upon the Company’s achievement of performance goals over a three-year period. It uses overlapping three-year performance cycles, with a new cycle beginning each year. The performance objective/funding criterion for the performance periods beginning in 2004 and 2005 was based on the Company’s Return On Net Assets (“RONA”). RONA was selected to drive the efficient and profitable use of assets well above the Company’s cost of capital. For the performance period beginning in 2006, the funding criteria were based on the Company’s RONA and Cumulative Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Cumulative EBITDA was added as a measure because the Company’s strategic plan emphasized profitable growth, in anticipation of emergence from Chapter 11 later in 2006. RONA was weighted more heavily than Cumulative EBITDA to continue promoting the efficient use of capital. RONA and EBITDA are commonly used by our peer companies in their LTI plans.

Like the annual Corporate Incentive Plan, at the beginning of each performance period the Committee establishes Threshold, Target and Maximum funding levels that correspond to specific levels of Company performance. The Committee uses an iterative process that is similar to the one described above for the CIP, and ties Target performance/funding to the Operations Plan, and sets Threshold and Maximum funding levels based on the degree of difficulty of the Operations Plan.

Company performance and anticipated funding under each of the three outstanding LTIP performance cycles are likely to vary. The 2004-2006 cycle funded at Maximum because the Company’s RONA exceeded the maximum funding goal set by the Committee in 2004. The specific awards received by each of the Executive Officers for this cycle are reflected in the Summary Compensation Table below.

Equity Plan. As the Company emerged from Chapter 11 and became a New York Stock Exchange registrant in October 2006, equity again became viable as a compensation tool. To transition to a more equity-oriented program, the Committee intends to drive alignment with shareholders by reducing the Executive Officers’ target participation in the cash-based Long-Term Incentive Plan and awarding annual equity grants consisting of restricted shares, stock options and/or Performance Shares.

In future years, the Committee will consider granting an equity award to each Executive Officer with a value that is determined by reference to, among other things, each Executive Officer’s performance, the Company’s performance, and the reduction in Executive Officer participation in the LTIP. Equity awards to Executive Officers are likely to vary from year-to-year based on this assessment and the Committee’s consideration of the long-term incentive opportunity available to the Executive Officers among our peer group and other relevant market practices, as reported to the Committee by Mercer Human Resource Consulting.

We believe reducing Executive Officer participation in the cash LTIP in an effort to introduce equity compensation in a “non-additive” manner results in the correct balance between cash and equity-based Long-Term Incentives. The intended mix of equity and cash compensation may vary year-to-year in an effort to maintain alignment with shareholders’ interests, while also creating the incentive to deliver specific short and long-term business results.

Types of equity awards that may be made under our Equity Plan (known as the “2006 Stock Plan”) include the following:

Stock Options. Stock options granted under the 2006 Stock Plan may vest on the basis of the satisfaction of performance conditions established by the Committee or on the basis of the passage of time and continued employment. Options that vest on the basis of the passage of time and continued employment currently vest after a three-year period, and have a ten-year term. All options are granted with an exercise price equal to the fair market value of our common stock on the date of grant, and option re-pricing is expressly prohibited by the 2006 Stock Plan’s terms.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Restricted Stock Awards. Restricted stock awards under the 2006 Stock Plan may vest on the basis of the satisfaction of performance conditions established by the Committee or on the basis of the passage of time and continued employment. Restricted stock awards that currently vest on the basis of the passage of time and continued employment vest after a three-year period, with restrictions lapsing on the third anniversary of the grant date. Recipients of restricted stock receive dividends on, and may vote the shares subject to a grant. Shares of restricted stock may not, however, be sold or otherwise transferred prior to the lapse of the restrictions.

Restricted Stock Units. Restricted stock units (“RSUs”) convert into shares of our common stock if the recipient is still employed on the date that specified restrictions lapse. Restricted stock units granted under the 2006 Stock Plan may vest on the basis of the satisfaction of performance conditions established by the Committee or on the basis of the passage of time and continued employment. Restricted stock units that currently vest on the basis of the passage of time and continued employment vest after a three-year period, with restrictions lapsing on the third anniversary of the grant date. Recipients of RSUs may not vote the units in stockholder votes, but they do receive payments equal to the amount of dividends that would be paid on an equivalent number of shares of common stock.

Performance Stock Awards. Performance stock awards under the plan may be made in the form of performance share units (“PSUs”) which can be settled either in cash or shares of our common stock at the end of a performance period. Certain PSUs may be designated as settled only in cash. The amount of PSUs received by a participant “at, above or below” their target grant is determined by whether the performance goals set by the Committee are “met, exceeded or missed,” respectively. Holders of PSUs may not vote the units in stockholder votes, but they do receive payments equal to the amount of dividends that would be paid on an equivalent number of shares of common stock.

Practices Regarding Equity Grants. The Committee intends to follow a practice of making all option grants to its executive officers on a single date each year. The Committee retains the discretion to make additional awards to Executive Officers at other times, in connection with the initial hiring of a new officer, for retention purposes or otherwise.

All equity awards made to our Executive Officers, or any of our other employees or directors, are made pursuant to our 2006 Stock Plan. As noted above, all options under this 2006 Stock Plan are granted with an exercise price equal to the fair market value (closing price) of our common stock on the date of grant. We do not have any program, plan or practice of awarding options and setting the exercise price based on the stock’s price on a date other than the grant date. We do not have a practice of determining the exercise price of option grants by using average prices (or lowest prices) of our common stock in a period preceding, surrounding or following the grant date. While the 2006 Stock Plan and Charter of the Committee permits delegation of the Committee’s authority to grant options in certain circumstances, all grants to Executive Officers are made by the Committee itself and not pursuant to delegated authority.

Stock Ownership Guidelines. Effective January 1, 2007, the Committee has established stock ownership guidelines for our Officers and Directors. These guidelines are designed to cause our Officers, including Executive Officers to increase their equity stake in Owens Corning, and thereby more closely link their interests with those of our shareholders. These stock ownership guidelines provide that within five years of their institution or becoming an executive officer, each executive officer must own (not including unexercised stock options) shares of our common stock or vested stock units with a value of three to five times their base salary, depending on their position.

Discontinued Bankruptcy Related Compensation

Discontinued bankruptcy related compensation consisted of the Key Employee Retention Plan (“KERP”) and a one-time emergence equity grant. The KERP was designed originally in 2002 with reference to typical practice of other organizations in Chapter 11. The purpose of the KERP was to retain key employees during the bankruptcy process. The uncertainties as to the future ownership of the Company and possible sale of the Company might have encouraged key employees to seek alternative employment. The unique expertise and track record of the existing management team with regard to managing the Company and the Chapter 11 process would have been difficult and in some cases impossible to replace.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

A KERP was implemented each year during the Company’s time in Chapter 11 status. Prior to the adoption of the KERP in 2006, the Committee reviewed the success of prior KERPs in achieving our objectives. An analysis of our previous KERPs showed that turnover among KERP participants was less than a quarter of the turnover among similarly situated non-participants. Conversely, Armstrong Holdings had disclosed publicly that turnover surged among key employees when it allowed its KERP to expire. The Company determined that the KERP was a very effective tool to prevent bankruptcy-related employee turnover, and the program was continued in 2006.

The KERP awards were comprised of annual cash incentives that were payable to participants at the end of every program year if they remained with the Company for the entire year. Participation levels for the top 11 senior executives were approved by the Committee and the USBC. For 2006, participation levels for Executive Officers in the KERP were approximately 75% of salary. Our top two executives (the CEO and the CFO/Chairman) participated in previous KERPs but did not participate in the KERP for 2006. The Company instead elected to retain these individuals through the use of severance agreements (discussed below). KERP awards were distributed upon emergence from bankruptcy and the KERP was discontinued and terminated upon the Debtors’ emergence from bankruptcy, as provided in the KERP plan document, in late October 2006. KERP awards received in 2006 are detailed in the Summary Compensation Table below.

The Committee, together with the USBC and the Company’s creditors, also approved a one-time “emergence equity grant” consisting of restricted shares and stock options. The specific amounts were targeted at “market median” based on a review of market practices by Lazard Freres and Mercer Human Resource Consulting, and are set forth in the Grants of Plan-Based Awards Table below.

Perquisites

Our Executive Officers receive certain perquisites provided by or paid for by the Company, including:

•	Financial Planning/Tax Preparation Assistance (ranging in cost from $9,000 to $14,000 per year);

•	Memberships in social/professional clubs to be used to further our business interests (ranging in cost from $2,500 to $7,500 per year); and

•	Umbrella liability insurance (with annual premiums of approximately $2,000).

We provide these perquisites because:

(i) in many cases, such as membership in social and professional clubs, the perquisite makes our executives more efficient and effective and thereby is a benefit to us; and

(ii) these perquisites are provided by many companies in our peer group to their named executive officers and it is necessary for retention and recruitment purposes that we do the same.

Management and the Committee review the perquisites provided to Executive Officers on a regular basis, to ensure that they continue to be appropriate. As a result of the most recent review, personal use of corporate aircraft by Executive Officers was discontinued effective January 1, 2007.

Deferred Compensation Plan

Beginning in 2007, we implemented a Deferred Compensation Plan which allows officers, including the Executive Officers, to defer receipt of some or all of their cash incentive awards. Deferred amounts are credited with earnings or losses based on the rate of return of specified mutual funds and/or Owens Corning stock. We do

ITEM 11.	EXECUTIVE COMPENSATION (continued)

not “match” amounts that are deferred by participants. The Deferred Compensation Plan is not funded by us, and participants have an unsecured commitment from us to pay the amounts due under the plan. When such payments are due, the cash will be distributed from our general assets.

We provide this benefit in an effort to maximize the tax efficiency of our compensation program. We believe that provision of this benefit is important as a retention and recruitment tool as many if not all of the companies with which we compete for executive talent provide a similar plan to their senior employees.

Post-Termination Compensation

Severance Agreements. We have entered into severance agreements with our officers, including the Executive Officers. These agreements were approved by the Committee and the USBC, and provide for payments and other benefits if the officer’s employment terminates for a qualifying event or circumstance, such as being terminated without “cause” as this term is defined in the severance agreements. We believe that these agreements are important to recruiting and retaining our officers, as many of the companies with which we compete for executive talent have similar agreements in place for their senior employees. Additional information regarding these severance agreements is found under the heading “Potential Payments upon Termination or Change-in-Control.”

Pension Plan and Supplemental Pension Plan. Our Pension Plan is a funded, tax-qualified, noncontributory defined-benefit cash balance pension plan that covers certain employees, including the Executive Officers. Generally, the Pension Plan establishes a notional account into which a benefit equal to 4% of the participants annual base salary plus annual CIP incentive award is credited. This notional account earns interest based on five-year Treasury bills, and is paid when the participant’s employment with the Company comes to an end. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law.

We also have a Supplemental Pension Plan (the “Supplemental Plan”). This unfunded plan is paid out of our general assets and provides a benefit substantially equal to the difference between the amount that would have been payable under the Pension Plan, in the absence of legislation limiting pension benefits and earnings that may be considered in calculating pension benefits, and the amount actually payable under the Pension Plan.

The specific pension arrangements of the Executive Officers may differ to the extent they were part of the group of salaried employees whose traditional pension plan was frozen as of December 31, 2000. Each Executive Officer’s pension benefit is quantified in the 2006 Pension Benefits Table below.

Savings Plan or 401(k) Plan. We have a Section 401(k) Savings Plan (the “Savings Plan”) for our salaried employees in which the Executive Officers may participate. It is a tax-qualified plan in which participating employees may contribute a portion of their base salaries and annual incentive award CIP into their Section 401(k) accounts, subject to applicable IRS limitations. In addition, we match an amount equal to one dollar for each dollar contributed by participating employees, up to a maximum of five percent of their regular earnings. Amounts held in Savings Plan accounts may not be withdrawn prior to the employee’s termination of employment, subject to certain IRS exceptions.

We maintain the Savings Plan for our employees, including our Executive Officers, because we want to encourage our employees to save some percentage of their cash compensation for their eventual retirement. The Savings Plan permits employees to make such savings in a tax efficient manner.

Tax Deductibility of Pay

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Tax Code”), places a limit of $1 million on the amount of compensation we may deduct in any one year with respect to each of the Executive Officers.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

There is an exception to the $1 million limitation for performance-based compensation meeting certain requirements. Awards pursuant to our annual and long-term incentive plans, together with performance share and stock option grants are intended to qualify as performance-based compensation meeting those requirements so that they are fully tax deductible. Restricted stock and restricted stock units are not considered performance-based under Section 162(m) of the Tax Code, and should they ever exceed $1 million when combined with base salary, they will not be tax deductible by the Company.

To maintain flexibility in compensating Executive Officers, the Committee desires to retain both positive and negative discretion so that when evaluating the Executive Officers’ performance it can increase or decrease incentive awards. Because Section 162(m) restricts the Committee to negative discretion, it generally uses higher target incentive participation levels and then exercises the appropriate “negative” discretion.

Disclosure of Specific Incentive Targets

With respect to both the Corporate Incentive Plan and the Long-Term Incentive Plan, detail on the specific financial performance targets under these criteria is not disclosed because such disclosure would contain confidential competitive and strategic financial information. Disclosure of these specific financial performance targets would result in competitive harm by exposing strategic performance goals and information to competitors. However, as described above, the performance targets selected have a significant degree of difficulty and the annual incentive plan for 2006 funded at 61.3% of target. We set the goals at levels that reflected our internal, confidential operations plan at the beginning of the performance period. These goals are within the ranges or are higher than what we have publicly disclosed for 2006 and 2007, and accordingly require a high level of financial performance over the performance periods to be achieved. As was the case with the awards granted in prior performance periods, the goals for the 2006 to 2008 performance period are challenging but achievable.

Compensation Committee Report:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis appearing in this Item 11 with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

By Compensation Committee:

Landon Hilliard, Chairman

Gaston Caperton

F. Philip Handy

Ann Iverson

Joseph F. Neely

Marc Sole

ITEM 11.	EXECUTIVE COMPENSATION (continued)

EXECUTIVE OFFICER COMPENSATION

The following tables provide information on compensation and stock-based awards received by Owens Corning’s Principal Executive Officer and Principal Financial Officer serving during 2006 and the three other highest paid individuals who were serving as executive officers of Owens Corning at the end of 2006 (these five individuals collectively are referred to as the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David T. Brown President and Chief Executive Officer	2006	750,000	0	125,000	91,583	4,586,745	96,000	30,538	5,679,866

Michael H. Thaman Chairman of the Board and Chief Financial Officer	2006	650,000	0	125,000	91,583	3,902,210	72,000	44,388	4,885,181

Joseph C. High Senior Vice President, Human Resources	2006	325,000	201,723	58,333	42,739	1,071,744	124,000	37,628	1,861,167

David L. Johns Senior Vice President and Chief Supply Chain and Information Technology Officer	2006	367,500	228,288	58,333	42,739	1,153,323	80,000	39,838	1,970,021

Charles E. Dana Vice President and President, Composite Solutions Business	2006	393,752	217,496	58,333	42,739	1,125,273	407,000	37,368	2,281,961

(1)	The amounts reflected in this column consist of cash payments under the now terminated Key Employee Retention Plan, which served as a tool for retention of certain executive officers during OCD’s bankruptcy proceedings. The payments shown were made in connection with OCD’s emergence from Chapter 11 bankruptcy on October 31, 2006. The plan has been terminated and no further payments will be made under the plan.
(2)	The amounts reflected in this column consist of restricted stock granted as part of the one-time emergence equity award under the Owens Corning 2006 Stock Plan, awarded in connection with the Debtor’s emergence from Chapter 11 bankruptcy on October 31, 2006. The amounts shown reflect the dollar amounts recognized for 2006 financial statement reporting purposes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), disregarding the estimate of forfeitures related to service-based vesting conditions. See Note 21 to the Consolidated Financial Statements for a discussion of the relevant assumptions made in such valuation. For further information on these awards, see the 2006 Grants of Plan-Based Awards table below.
(3)	The amounts reflected in this column consist of options granted as part of the one-time emergence equity award under the Owens Corning 2006 Stock Plan, awarded in connection with the Debtor’s emergence from Chapter 11 bankruptcy on October 31, 2006. The amounts shown reflect the dollar amounts recognized for 2006 financial statement reporting purposes in accordance with FAS 123R, disregarding the estimate of forfeitures related to service-based vesting conditions. See Note 21 to the Consolidated Financial Statements for a discussion of the relevant assumptions made in such valuation. For further information on these awards, see the 2006 Grants of Plan-Based Awards table below.
(4)	The amounts reflected in this column consist of: (1) awards under the 2006 Corporate Incentive Plan (“CIP”) to each Named Executive Officer as follows: Mr. Brown received $836,745, Mr. Thaman received $717,210, Mr. High received $194,244, Mr. Johns received $161,073, and Mr. Dana received $219,646; and (2) awards under the Long-Term Incentive Plan (“LTIP”), for the three-year performance period beginning on January 1, 2004, and ending on December 31, 2006, to each Named Executive Officer as follows: Mr. Brown received $3,750,000, Mr. Thaman received $3,185,000, Mr. High received $877,500, Mr. Johns received $992,250, and Mr. Dana received $905,627.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

(5)	The amounts reflected in this column consist of the increase in actuarial value of each Named Executive Officer’s benefits under our Pension Plan in 2006. The total accrued pension value is reflected in the Pension Benefits table below.
(6)	The amounts reflected in this column consist of: (1) perquisites and personal benefits for each of the Named Executive Officers are: personal use of Company aircraft, personal financial planning/tax preparation assistance, club memberships and personal excess liability insurance premiums; and (2) contributions made by Owens Corning to such officer’s account in the Owens Corning Savings Plan during the year. For 2006, the Named Executive Officers received such items of other annual compensation in type and amount as follows:

Name	Perquisites and Other Personal Benefits ($)	Company Matching Contributions on Savings Plan Contributions ($)	Total amount for “All Other Compensation” column ($)
David T. Brown	19,538	11,000	30,538
Michael H. Thaman	33,388	11,000	44,388
Joseph C. High	26,628	11,000	37,628
David L. Johns	28,838	11,000	39,838
Charles E. Dana	26,368	11,000	37,368

ITEM 11.	EXECUTIVE COMPENSATION (continued)

2006 Grants of Plan-Based Awards

The following table provides information regarding all awards granted during 2006 under the various compensation and incentive plans applicable to the Named Executive Officers. The narrative that follows describes such programs as reflected in the table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
David T. Brown	2006-2008 LTIP (1)	234,375	1,875,000	3,750,000
	2006 CIP (1)	—	2,100,000	4,200,000
	2006 Emerg. Equity (2)							75,000			2,250,000
	2006 Emerg. Equity (2)								150,000	30.00	1,648,500

Michael H. Thaman	2006-2008 LTIP (1)	199,063	1,592,500	3,185,000
	2006 CIP (1)	—	1,170,000	2,340,000
	2006 Emerg. Equity (2)							75,000			2,250,000
	2006 Emerg. Equity (2)								150,000	30.00	1,648,500

Joseph C. High	2006-2008 LTIP (1)	54,844	438,750	877,500
	2006 CIP (1)	—	422,500	845,000
	2006 Emerg. Equity (2)							35,000			1,050,000
	2006 Emerg. Equity (2)								70,000	30.00	769,300

David L. Johns	2006-2008 LTIP (1)	62,016	496,125	992,250
	2006 CIP (1)	—	477,750	955,500
	2006 Emerg. Equity (2)							35,000			1,050,000
	2006 Emerg. Equity (2)								70,000	30.00	769,300

Charles E. Dana	2006-2008 LTIP (1)	67,149	537,190	1,074,380
	2006 CIP (1)	—	520,000	1,040,000
	2006 Emerg. Equity (2)							35,000			1,050,000
	2006 Emerg. Equity (2)								70,000	30.00	769,300

(1)	Reflects maximum incentive opportunities under the Long-Term Incentive Plan and Corporate Incentive Plan, each for the performance period commencing as of January 1, 2006. Actual awards for the 2006 Corporate Incentive Plan are reflected in Column (g) of the Summary Compensation Table and footnote 4 to the table. Plan funding and individual award amounts are determined as described in the narrative to these tables.
(2)	Reflects restricted stock and options awarded as part of the one-time emergence equity grant under the Owens Corning 2006 Stock Plan, granted effective as of October 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Narrative to Summary Compensation Table and Plan-Based Awards Table

Employment, Severance and Certain Other Arrangements

During 2006, each of the Named Executive Officers participated in the Company’s compensation and benefits programs for salaried employees. Severance arrangements with each of the Named Executive Officers are as described below in the Potential Payments Upon Termination or Change-In-Control section of this Item.

Annual Incentive Plan – CIP

Owens Corning maintains the Corporate Incentive Plan, in which all salaried employees participate, with specific Company performance criteria adopted annually. Each of the Named Executive Officers is eligible to receive annual cash incentive awards based on his individual performance and on corporate performance against annual performance goals set by the Compensation Committee. Under the CIP for the 2006 annual performance period, the funding measures set by the Compensation Committee were based on “income from operations” (weighted at 75%) and “cash flow from operations” (weighted at 25%). Cash awards paid to the Named Executive Officers under the Corporate Incentive Plan for the 2006 performance period are reflected in Column (g) of the Summary Compensation Table above and the award opportunity under the 2006 CIP is reflected in the Plan-Based Awards Table above.

Long-Term Incentive Plan – LTIP

Owens Corning maintains a Long-Term Incentive Plan applicable to certain salaried employees as selected by the Compensation Committee, including each of the Named Executive Officers. The plan is designed to align participant compensation with the attainment of certain longer-term business goals established by the Compensation Committee. Any award under the LTIP is contingent on the attainment of such goals.

The plan uses three-year performance cycles, adopted annually, with payouts under the plan dependent upon corporate performance against performance goals set by the Company’s Compensation Committee for each cycle. The outstanding three-year cycles as of December 31, 2006, include: January 1, 2004, through December 31, 2006; January 1, 2005, through December 31, 2007, and January 1, 2006 through December 31, 2008. Awards to the Named Executive Officers under the LTIP for the cycle ending in 2006 are reflected in Column (g) of the Summary Compensation Table above and estimated future payouts of awards under the 2006 – 2008 cycle are reflected in the Plan-Based Awards Table above.

The award shown in the Plan-Based Awards Table represents the Named Executive Officer’s opportunity to earn the amount shown in the “maximum” column of the table if certain “maximum” performance goals established by the Compensation Committee at the beginning of the performance period are attained or exceeded during the performance period. In the event these “maximum” performance goals are not attained, then the Named Executive Officers may earn the amounts shown in the “target” column if the “target” levels of performance are attained, or the amounts shown in the “threshold” column if the “threshold” levels of performance are attained. Participants will earn intermediate amounts for performance between the maximum and target levels, or between the target and threshold levels, and will earn no amounts for performance at or below the threshold level.

Discontinued Bankruptcy Compensation

Prior to emergence from bankruptcy, Owens Corning maintained a Key Employee Retention Plan (“KERP”) designed to retain critical employees through the date of the Debtors’ emergence from Chapter 11. During 2006, the KERP applied to each of the Named Executive Officers except Messrs. Brown and Thaman. Cash awards were paid to the participating Named Executive Officers under the KERP for calendar year 2006 (through the date of emergence) as reflected in Column (d) of the Summary Compensation Table above. The KERP automatically terminated by its own terms upon emergence from Chapter 11 proceedings and will not continue.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

2006 Stock Plan

During 2006, the Company established the Owens Corning 2006 Stock Plan, was approved by the USBC in connection with OCD’s emergence from Chapter 11. The plan provides for participation by employees, management and directors and authorizes grants of stock options, stock appreciation rights (“SARs”), stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards.

Under the plan, all employees received a grant upon emergence of at least 100 shares of restricted company common stock or other equivalent interest. Certain members of management, including the Named Executive Officers, were granted one-time awards consisting of a combination of restricted shares of Owens Corning common stock and options to purchase shares of Owens Corning common stock. Each award of restricted stock and options vests in its entirety on the third anniversary of the award date, subject to accelerated vesting in the case of death, or continued vesting in the case of certain Company-approved retirements or in the event that the Company terminates the executive’s employment for a reason other than cause. With respect to the grants of restricted stock, any dividends paid by us on our common stock during the restricted period will accrue and be paid to the participant upon the vesting of the award. The options have an exercise price of $30.00 and an expiration date of 10 years following the grant date. No dividends accrue or are paid on options.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer which was outstanding at the end of 2006.

2006 Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David T. Brown		150,000		30.00	10/31/2016	75,000	2,242,500
Michael H. Thaman		150,000		30.00	10/31/2016	75,000	2,242,500
Joseph C. High		70,000		30.00	10/31/2016	35,000	1,046,500
David L. Johns		70,000		30.00	10/31/2016	35,000	1,046,500
Charles E. Dana		70,000		30.00	10/31/2016	35,000	1,046,500

(1)	These options vest in full on October 31, 2009, subject to accelerated vesting in the case of death, or continued vesting in the case of certain Company-approved retirements or in the event that the Company terminates the executive’s employment for a reason other than cause.
(2)	These shares of restricted stock vest in full on October 31, 2009, subject to accelerated vesting in the case of death, or continued vesting in the case of certain Company-approved retirements or in the event that the Company terminates the executive’s employment for a reason other than cause.
(3)	Market value is based on the closing price of the Company’s common stock as of the last trading day of 2006.

At emergence, the Named Executive Officers forfeited all outstanding OCD stock options. The amounts forfeited were: Mr. Brown, 76,000; Mr. Thaman, 67,500; Mr. Johns, 25,368; and Mr. Dana, 26,500, respectively. Mr. High had no forfeited options.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

2006 Pension Benefits Table

The following table sets forth the required information regarding pension benefits for the Named Executive Officers as of the end of fiscal year 2006.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (5)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
David T. Brown	Tax-Qualified Plan (1)	28.61	438,000	0
	SBP (2)	28.61	1,218,000	0
	Total		1,656,000	0

Michael H. Thaman	Tax-Qualified Plan (1)	14.37	69,000	0
	SBP (2)	14.37	263,000	0
	Total		332,000	0

Joseph C. High	Tax-Qualified Plan (1)	3.00	22,000	0
	SBP (2)	3.00	49,000	0
	SERP (3)	3.00	171,000	0
	Total		242,000	0

David L. Johns	Tax-Qualified Plan (1)	12.09	72,000	0
	SBP (2)	12.09	125,000	0
	SERP (3)	12.09	217,000	0
	Total		414,000	0

Charles E. Dana	Tax-Qualified Plan (1)	11.13	75,000	0
	SBP (2)	11.13	106,000	0
	Supplemental Benefit (4)	16.70	744,000	0
	Total		925,000	0

(1)	Refers to benefits under the Company’s Cash Balance Plan or, if greater, under the Company’s Prior Plan as discussed below.
(2)	Refers to benefits under the Company’s non-qualified Supplemental Benefit Plan.
(3)	Refers to benefits under the Company’s Supplemental Executive Retirement Plan.
(4)

Mr. Dana has a specific individual arrangement with Owens Corning that provides a supplemental pension benefit based on Owens Corning’s pension plan formula in existence on his employment date, determined as if he had earned 1 1/2 years of service for each year worked, provided that he remained an Owens Corning employee for no less than ten years following his November 1995 employment date.

(5)	These values are calculated in accordance with requirements under FASB Statement No. 87.

Owens Corning maintains a tax-qualified noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”) covering certain salaried and hourly employees in the United States, including each of the Named Executive Officers. The Cash Balance Plan was adopted by Owens Corning in replacement of the qualified Salaried Employees’ Retirement Plan maintained prior to 1996, which we refer to as the Prior Plan, which provided retirement benefits primarily on the basis of age at retirement, years of service and average earnings from the highest three consecutive years of service. Under the Cash Balance Plan, each year, eligible employees generally earn a benefit of 4% of such employee’s covered pay. For this purpose, covered pay includes base pay and certain annual incentive bonuses payable during the year. Accrued benefits earn monthly interest based on the average interest rate for five-year U.S. treasury securities. Employees vest in the Cash Balance Plan on

ITEM 11.	EXECUTIVE COMPENSATION (continued)

completion of five years of service. Vested employees may receive their benefit under the Cash Balance Plan as a lump sum or as a monthly payment when they leave the Company.

As the Company transitioned from the Prior Plan to the current Cash Balance Plan, participating employees who were at least age 40 with 10 years of service as of December 31, 1995, including Mr. Brown, became entitled to receive the greater of their benefit under the Prior Plan frozen as of December 31, 2000, or under the Cash Balance Plan.

Each Named Executive Officer would have been entitled to payment of their vested accrued benefit under the tax-qualified plan in the event of a termination occurring on December 31, 2006, valued as a lump-sum payable as of that date as follows: Mr. Brown, $694,000; Mr. Thaman, $100,000; Mr. High, although not yet vested, would upon death or disability have received $27,000; Mr. Johns, $96,000; and Mr. Dana, $94,000.

In addition to the tax-qualified pension plan, Owens Corning maintains a non-qualified Supplemental Benefit Plan (the “SBP”) to pay eligible employees leaving the Company the difference between the benefits payable under Owens Corning’s tax-qualified pension plan and those benefits which would have been payable except for limitations imposed by the Internal Revenue Code. The Named Executive Officers participate in both the tax-qualified pension plan and the SBP.

Each Named Executive Officer would have been entitled to payment of their vested accrued benefit under the SBP in the event of a termination occurring on December 31, 2006, valued as a lump-sum payable as of that date as follows: Mr. Brown, $1,609,000; Mr. Thaman, $381,000; Mr. High, although not yet vested, would upon death or disability have received $61,000; Mr. Johns, $165,000; and Mr. Dana, $134,000.

Owens Corning maintains a Supplemental Executive Retirement Plan (the “SERP”) covering certain employees and Named Executive Officers who join Owens Corning in mid-career. The SERP provides for a lump sum payment following termination of employment equal to a multiple of the covered employee’s Cash Balance Plan balance minus an offset equal to the present value of retirement benefits attributable to prior employment. Although such offsets may occur upon retirement, amounts shown in the above table do not reflect any such offset.

Each Named Executive Officer would have been entitled to payment of their vested accrued benefit under the SERP in the event of a termination occurring on December 31, 2006, valued as a lump-sum payable as of that date as follows: Mr. Brown and Mr. Thaman do not have a SERP benefit; Mr. High, although not yet vested, would upon death or disability have received $211,000; Mr. Johns, $287,000; and Mr. Dana, $877,000, which includes his supplemental benefit as described above.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The Company has entered into certain agreements and maintains certain plans under which the Company would provide compensation to Named Executive Officers in the event of a termination of employment or a change in control of the Company.

Severance agreements with the Named Executive Officers provide, under certain circumstances, for the payment of an amount equal to two times base salary and annual incentive bonuses plus continuation of health insurance coverage for a period of up to two years and, in the case of Messrs. Brown and Thaman, reimbursement with respect to certain taxes if applicable to the severance payments. Our analysis indicates there are none. The severance agreements provide for payments upon a “change in control” only if the individual is also terminated for reasons other than cause in connection with the change in control. This is commonly referred to as a “double

ITEM 11.	EXECUTIVE COMPENSATION (continued)

trigger” severance provision. Payments under the severance agreements are made in cash and are paid in the form of a one-time lump-sum payment. Health care coverage provided under the severance agreements is provided in kind.

The CIP and the LTIP each contain provisions that require continued employment during the performance period in order to be eligible to receive a payout under the plans. However, for involuntary termination for reasons other than cause, or for death, disability or retirement, which occur during the performance period, the participant may receive a pro-rated award for that performance period. Under the LTIP, for uncompleted three-year performance cycles for which a participant is eligible for such a pro-rated award, the award would be paid out, if performance targets are obtained, at the time that the award would normally have been paid following the end of the cycle. CIP and LTIP are cash incentive programs for which payments are made in one-time, lump-sum cash payments.

The Owens Corning 2006 Stock Plan provides, under certain circumstances as described above in this item, for either continuation or acceleration of vesting of restricted stock and option awards. Vesting of the stock and option awards occurs only upon a change-in-control or upon the death of the holder. When vested, stock and option awards do not involve cash payments from the Company to the named executive officers.

The Named Executive Officers are entitled, upon or following their termination, to their accrued benefits under the SERP or the SBP arrangements as described above. Named Executive Officers would also be entitled to the normal vested pension payments and other vested benefits which are generally available to all salaried employees who terminate employment with the Company under various circumstances.

Each of the retirement payments of vested accrued benefits that would have occurred upon a termination event described herein are set forth in the narrative to the 2006 Pension Benefits Table above.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

The tables and information below reflect the specific circumstances that would trigger potential payments and quantify the amount of such potential payments to each of the Named Executive Officers of the Company in the event of termination of such executive’s employment under various hypothetical termination scenarios, including a change-in-control. The amounts shown in the table assume that such hypothetical termination would have been effective as of December 31, 2006, and are estimates of the amounts which would be paid to the executives upon their hypothetical termination. The actual amounts to be paid can only be determined at the time of, or at some time following, such executive’s separation from the Company.

The following table shows potential payments to David T. Brown, the Company’s President and Chief Executive Officer, upon a termination or a change of control of the Company assuming a termination date of December 31, 2006.

David T. Brown Executive Benefit and Payments Upon Separation	Voluntary Termination	Disability or Retirement	Involuntary Not For Cause Termination	Involuntary For Cause Termination	Change-in- Control with Involuntary Not For Cause Termination	Change-in- Control with Involuntary For Cause Termination	Change-in- Control with No Termination	Pre- Retirement Death
Compensation:
Corporate Incentive Plan (CIP)	$—	$853,000	$853,000	$—	$1,050,000	$—	N/A	$853,000
Long-Term Incentive Plan (LTIP) (1)
Performance Period 2004-2006	—	3,750,000	3,750,000	—	3,750,000	—	N/A	3,750,000

Benefits & Perquisites:
Stock Awards	—	(2)	(2)	—	2,242,500	2,242,500	$2,242,500	2,242,500
Option Awards	—	(2)	(2)	—	1,649,000	1,649,000	1,649,000	1,649,000
Health Care Continuation (3)	N/A	N/A	10,858	—	10,858	—	N/A	N/A
Cash Severance	N/A	N/A	5,968,000	—	5,968,000	—	N/A	N/A
Outplacement Services (4)	N/A	N/A	50,000	50,000	50,000	50,000	N/A	N/A

(1)	As described above, under the LTIP additional pro-rated payments may be due to Mr. Brown, if Company performance targets are reached, for the three-year performance periods which are still outstanding at the time of his termination. Assuming the LTIP is funded at 100% of target, and that the Compensation Committee does not exercise its discretion to reduce his award, Mr. Brown would be entitled to additional pro-rated payments as follows: (i) for the 2005-2007 performance period, $1,250,000 paid in early 2008; and (ii) for the 2006-2008 performance period, $625,000 paid in early 2009.
(2)	Stock and Option awards do not vest upon retirement, disability or termination for reasons other than cause but continue to vest under the normal three year vesting schedule. The value of the awards at the time that they vest in 2009 is uncertain and would reflect the then current value of the Company common stock.
(3)	The value of health care continuation is estimated based on the Company’s net plan cost and the coverage category in which the executive is enrolled and assumes that they continue to pay the employee portion of the premium. The estimate also assumes a premium increase of 8% for 2008.
(4)	The value of outplacement services is assumed to be the maximum available under the severance agreements. As a practical matter, the value of such services is usually substantially less than this amount.

88

ITEM 11.	EXECUTIVE COMPENSATION (continued)

The following table shows the potential payments to Michael H. Thaman, the Company’s Chairman of the Board and Chief Financial Officer, upon a termination or a change of control of the Company assuming a termination date of December 31, 2006.

Michael H. Thaman Executive Benefit and Payments Upon Separation	Voluntary Termination	Disability or Retirement	Involuntary Not For Cause Termination	Involuntary For Cause Termination	Change-in- Control Involuntary Not For Cause Termination	Change-in- Control Involuntary For Cause Termination	Change-in- Control with No Termination	Pre- Retirement Death
Compensation:
Corporate Incentive Plan (CIP)	$—	N/A	$475,000	$—	$585,000	$—	N/A	$475,000
Long-Term Incentive Plan (LTIP) (1) Performance Period 2004-2006	—	N/A	3,185,000	—	3,185,000	—	N/A	3,185,000

Benefits & Perquisites:
Stock Awards	—	N/A	(2)	—	2,242,500	2,242,500	$2,242,500	2,242,500
Option Awards	—	N/A	(2)	—	1,649,000	1,649,000	1,649,000	1,649,000
Health Care Continuation (3)	N/A	N/A	15,575	—	15,575	—	N/A	N/A
Cash Severance	N/A	N/A	3,719,000	—	3,719,000	—	N/A	N/A
Outplacement Services (4)	N/A	N/A	50,000	50,000	50,000	50,000	N/A	N/A

(1)	As described above, under the LTIP additional pro-rated payments may be due to Mr. Thaman, if Company performance targets are reached, for the three-year performance periods which are still outstanding at the time of his termination. Assuming the LTIP is funded at 100% of target, and that the Compensation Committee does not exercise its discretion to reduce his award, Mr. Thaman would be entitled to additional pro-rated payments as follows: (i) for the 2005-2007 performance period, $1,062,000 paid in early 2008; and (ii) for the 2006-2008 performance period, $531,000 paid in early 2009.
(2)	Stock and Option awards do not vest upon retirement, disability or termination for reasons other than cause but continue to vest under the normal three year vesting schedule. The value of the awards at the time that they vest in 2009 is uncertain and would reflect the then current value of the Company common stock.
(3)	The value of health care continuation is estimated based on the Company’s net plan cost and the coverage category in which the executive is enrolled and assumes that they continue to pay the employee portion of the premium. The estimate also assumes a premium increase of 8% for 2008.
(4)	The value of outplacement services is assumed to be the maximum available under the severance agreements. As a practical matter, the value of such services is usually substantially less than this amount.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

The following table shows the potential payments to Joseph C. High, the Company’s Senior Vice President, Human Resources, upon a termination or a change of control of the Company assuming a termination date of December 31, 2006.

Joseph C. High Executive Benefit and Payments Upon Separation	Voluntary Termination	Disability or Retirement	Involuntary Not For Cause Termination	Involuntary For Cause Termination	Change-in- Control Involuntary Not For Cause Termination	Change-in- Control Involuntary For Cause Termination	Change-in- Control with No Termination	Pre- Retirement Death
Compensation:
Corporate Incentive Plan (CIP)	$—	N/A	$198,000	$—	$211,000	$—	N/A	$198,000
Long-Term Incentive Plan (LTIP) (1)
Performance Period 2004-2006	—	N/A	878,000	—	878,000	—	N/A	878,000

Benefits & Perquisites:
Stock Awards	—	N/A	(2)	—	1,046,500	1,046,500	$1,046,500	1,046,500
Option Awards	—	N/A	(2)	—	769,000	769,000	769,000	769,000
Health Care Continuation (3)	N/A	N/A	15,575	—	15,575	—	N/A	N/A
Cash Severance	N/A	N/A	1,761,000	—	1,761,000	—	N/A	N/A
Outplacement Services (4)	N/A	N/A	50,000	50,000	50,000	50,000	N/A	N/A

(1)	As described above, under the LTIP additional pro-rated payments may be due to Mr. High, if Company performance targets are reached, for the three-year performance periods which are still outstanding at the time of his termination. Assuming the LTIP is funded at 100% of target, and that the Compensation Committee does not exercise its discretion to reduce his award, Mr. High would be entitled to additional pro-rated payments as follows: (i) for the 2005-2007 performance period, $293,000 paid in early 2008; and (ii) for the 2006-2008 performance period, $146,000 paid in early 2009.
(2)	Stock and Option awards do not vest upon retirement, disability or termination for reasons other than cause but continue to vest under the normal three year vesting schedule. The value of the awards at the time that they vest in 2009 is uncertain and would reflect the then current value of the Company common stock.
(3)	The value of health care continuation is estimated based on the Company’s net plan cost and the coverage category in which the executive is enrolled and assumes that they continue to pay the employee portion of the premium. The estimate also assumes a premium increase of 8% for 2008.
(4)	The value of outplacement services is assumed to be the maximum available under the severance agreements. As a practical matter, the value of such services is usually substantially less than this amount.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

The following table shows the potential payments to David L. Johns, the Company’s Senior Vice President and Chief Supply Chain and Information Technology Officer, upon a termination or a change of control of the Company assuming a termination date of December 31, 2006.

David L. Johns Executive Benefit and Payments Upon Separation	Voluntary Termination	Disability or Retirement	Involuntary Not For Cause Termination	Involuntary For Cause Termination	Change-in- Control Involuntary Not For Cause Termination	Change-in- Control Involuntary For Cause Termination	Change-in- Control with No Termination	Pre- Retirement Death
Compensation:
Corporate Incentive Plan (CIP)	$—	N/A	$164,000	$—	$239,000	$—	N/A	$164,000
Long-Term Incentive Plan (LTIP) (1)
Performance Period 2004-2006	—	N/A	992,000	—	992,000	—	N/A	992,000

Benefits & Perquisites:
Stock Awards	—	N/A	(2)	—	1,046,500	1,046,500	$1,046,500	1,046,500
Option Awards	—	N/A	(2)	—	769,000	769,000	769,000	769,000
Health Care Continuation (3)	N/A	N/A	16,548	—	16,548	—	N/A	N/A
Cash Severance	N/A	N/A	1,390,000	—	1,390,000	—	N/A	N/A
Outplacement Services (4)	N/A	N/A	50,000	50,000	50,000	50,000	N/A	N/A

(1)	As described above, under the LTIP additional pro-rated payments may be due to Mr. Johns, if Company performance targets are reached, for the three-year performance periods which are still outstanding at the time of his termination. Assuming the LTIP is funded at 100% of target, and that the Compensation Committee does not exercise its discretion to reduce his award, Mr. Johns would be entitled to additional pro-rated payments as follows: (i) for the 2005-2007 performance period, $331,000 paid in early 2008; and (ii) for the 2006-2008 performance period, $165,000 paid in early 2009.
(2)	Stock and Option awards do not vest upon retirement, disability or termination for reasons other than cause but continue to vest under the normal three year vesting schedule. The value of the awards at the time that they vest in 2009 is uncertain and would reflect the then current value of the Company common stock.
(3)	The value of health care continuation is estimated based on the Company’s net plan cost and the coverage category in which the executive is enrolled and assumes that they continue to pay the employee portion of the premium. The estimate also assumes a premium increase of 8% for 2008.
(4)	The value of outplacement services is assumed to be the maximum available under the severance agreements. As a practical matter, the value of such services is usually substantially less than this amount.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

The following table shows the potential payments to Charles E. Dana, the Vice President and President, Composite Solutions Business, upon a termination or a change of control of the Company assuming a termination date of December 31, 2006.

Charles E. Dana Executive Benefit and Payments Upon Separation	Voluntary Termination	Disability or Retirement	Involuntary Not For Cause Termination	Involuntary For Cause Termination	Change-in- Control Involuntary Not For Cause Termination	Change-in- Control Involuntary For Cause Termination	Change-in- Control with No Termination	Pre- Retirement Death
Compensation:
Corporate Incentive Plan (CIP)	$—	N/A	$224,000	$—	$260,000	$—	N/A	$224,000
Long-Term Incentive Plan (LTIP) (1)
Performance Period 2004-2006	—	N/A	906,000	—	906,000	—	N/A	906,000

Benefits & Perquisites:
Stock Awards	—	N/A	(2)	—	1,046,500	1,046,500	$1,046,500	1,046,500
Option Awards	—	N/A	(2)	—	769,000	769,000	769,000	769,000
Health Care Continuation (3)	N/A	N/A	15,575	—	15,575	—	N/A	N/A
Cash Severance	N/A	N/A	1,531,000	—	1,531,000	—	N/A	N/A
Outplacement Services (4)	N/A	N/A	50,000	50,000	50,000	50,000	N/A	N/A

(1)	As described above, under the LTIP additional pro-rated payments may be due to Mr. Dana, if Company performance targets are reached, for the three-year performance periods which are still outstanding at the time of his termination. Assuming the LTIP is funded at 100% of target, and that the Compensation Committee does not exercise its discretion to reduce his award, Mr. Dana would be entitled to additional pro-rated payments as follows: (i) for the 2005-2007 performance period, $330,000 paid in early 2008; and (ii) for the 2006-2008 performance period, $177,000 paid in early 2009.
(2)	Stock and Option awards do not vest upon retirement, disability or termination for reasons other than cause but continue to vest under the normal three year vesting schedule. The value of the awards at the time that they vest in 2009 is uncertain and would reflect the then current value of the Company common stock.
(3)	The value of health care continuation is estimated based on the Company’s net plan cost and the coverage category in which the executive is enrolled and assumes that they continue to pay the employee portion of the premium. The estimate also assumes a premium increase of 8% for 2008.
(4)	The value of outplacement services is assumed to be the maximum available under the severance agreements. As a practical matter, the value of such services is usually substantially less than this amount.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

NON-EMPLOYEE DIRECTOR COMPENSATION

The following table sets forth the compensation for 2006 of the non-employee members of the Board of Directors of the Company. The indicated amounts cover service as directors of both the Company and OCD, as applicable. Employee directors do not receive additional compensation for such service. Current directors who did not serve on the Board during 2006 are not included in this table. To the extent that there is nothing to report for 2006, the prescribed column is omitted. The narrative that follows the table describes the compensation programs applicable to the non-employee directors of the Company during 2006.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(3)	Total ($)
(a)	(b)	(c)	(h)
Norman P. Blake, Jr.	133,535	10,000	143,535
Gaston Caperton	138,529	10,000	148,529
William W. Colville	124,527	10,000	134,527
Ralph F. Hake	39,146	10,000	49,146
F. Philip Handy	39,146	10,000	49,146
Landon Hilliard	132,529	10,000	142,529
Ann Iverson	132,027	10,000	142,027
Joseph F. Neely	42,146	10,000	52,146
W. Ann Reynolds	143,029	10,000	153,029
Robert B. Smith, Jr.	118,527	10,000	128,527
Marc Sole (2)	0	0	0
Daniel K. K. Tseung	31,136	10,000	41,136

(1)	Includes annual retainer as well as meeting and committee fees for 2006.
(2)	Director Marc Sole has disclaimed compensation for service on the Board.
(3)	The amounts shown in this column relate to restricted stock granted under the Director equity program in the Owens Corning 2006 Stock Plan. These amounts reflect the dollar amounts recognized for 2006 financial statement reporting purposes in accordance with FAS 123R, disregarding the estimate of forfeitures related to service-based vesting conditions. See Note 21 to the Consolidated Financial Statements for a discussion of the relevant assumptions made in such valuation. Each of these awards will vest on the third anniversary of the grant date, subject to accelerated or continued vesting as may be determined by the Compensation Committee. The total fair market value of the awards of 6,000 shares at the October 31, 2006 grant date was $180,000.

The Company compensates each director who is not an employee pursuant to a standard annual retainer/meeting fee arrangement. Such arrangement provides for an annual cash retainer, annual Chair retainer and meeting fees as approved by the Compensation Committee. Effective October 19, 2006, director compensation was adjusted for non-employee directors to provide for an annual board retainer of $125,000, pro-rated for service for the remainder of 2006. Effective January 1, 2007, annual board retainers are provided in the form of 50% cash and 50% in restricted shares of our common stock valued as of the first trading day of the year. The Chair of the Audit Committee receives an additional annual retainer of $15,000, and the Chairs of all other board committees receive an additional annual retainer of $10,000. Directors receive meeting fees of $1,500 per meeting for attendance at each Board meeting, at each Committee meeting of which the director is a member and at each other function which the director is requested by the Company to attend. In addition, each new director is eligible for a grant of 6,000 restricted shares of our common stock upon their initial election or appointment to the Board. Non-employee directors receive no perquisites.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

For periods prior to October 19, 2006, director compensation provided for an annual board retainer of $100,000, an annual retainer of $7,500 for Committee Chairs, and meeting fees of $1,500 per meeting for attendance at each Committee meeting of which the director was a member and at each other function which the director was requested by the Company to attend.

The restricted shares described above are granted under the Owens Corning 2006 Stock Plan. Any additional grants of shares or options to directors under this program will be as determined by the Compensation Committee. Each award will vest in its entirety on the third anniversary of the grant, subject to accelerated or continued vesting as may be determined by the Compensation Committee. Any options issued will be issued with an exercise price at the then fair market value.

Owens Corning has established a Deferred Compensation Plan, effective January 1, 2007, under which non-employee directors are permitted to defer some or all of their annual cash retainer and meeting fees. Such deferred compensation will be credited to an individual account and will accrue gains or losses under notional investment funds available under the plan and as selected by the director (which will include a Company stock fund).

Compensation Committee Interlocks and Insider Participation

The Compensation Committee presently consists of Landon Hilliard (Chairman), Gaston Caperton, F. Philip Handy, Ann Iverson, Joseph F. Neely, and Marc Sole. No other persons served on the Compensation Committee of the Company or OCD during 2006 other than W. Ann Reynolds.

Mr. Hilliard is a partner of Brown Brothers Harriman & Co. (“BBH”), a private banking firm. During 2006, BBH acted as one of the investment managers for the Fibreboard Settlement Trust, which held certain assets that were available to fund asbestos-related liabilities of Fibreboard Corporation and was distributed pursuant to OCD’s Plan. During 2006, BBH was paid fees of approximately $843,000 from the Trust for these services. In addition, BBH served as the custodian and investment advisor of certain escrow accounts funded by OCD’s excess insurance carriers. During 2006, BBH earned fees of approximately $146,000 for these services.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information concerning securities authorized for issuance under equity compensation plans is contained in Item 5 above, under the heading “Securities Authorized For Issuance Under Equity Compensation Plans.” Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information about the estimated beneficial ownership of Owens Corning’s common stock for:

•	each stockholder known by us to own beneficially 5% or more of our common stock;

•	each of our directors;

•	each of the Named Executive Officers; and

•	all directors and executive officers as a group.

The information contained herein with respect to beneficial ownership has been furnished by each director, officer, or beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and, except as otherwise indicated by footnote, the number of shares and percentage of ownership indicated in the following table is based on 130,895,843 outstanding shares of Owens Corning common stock. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named in the table below will have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

	Beneficial Ownership
5% Stockholders, Officers and Directors	Number of Shares		Percent of Total
Beneficial Owners of 5% or More of Our Common Stock
Owens Corning/Fibreboard Asbestos Personal Injury Trust	28,200,000	(1)(2)(3)	21.6%
Entities affiliated with D. E. Shaw Laminar Portfolios L.L.C	26,811,812	(4)(5)(6)(7)	20.3%
Entities affiliated with Harbinger Capital Partners Master Fund I, Ltd	19,586,064	(8)(9)	13.9%
Entities affiliated with MatlinPatterson Global Partners II LLC	9,771,364	(10)(11)	7.5%
Entities advised by Franklin Mutual Advisers, LLC	8,258,591	(12)	6.3%
Entities affiliated with Highland Capital Management, L.P.	7,184,420	(13)	5.5%
Entities affiliated with J.P. Morgan Securities Inc.	6,792,213	(14)(15)	5.2%
Directors and Executive Officers
Norman P. Blake, Jr.	8,149	(16)	*
David T. Brown	93,375	(16)	*
Gaston Caperton	8,220	(16)(17)	*
William W. Colville	8,149	(16)	*
Ralph F. Hake	8,149	(16)	*
F. Philip Handy	8,149	(16)	*
Landon Hilliard	8,788	(16)(17)	*
Ann Iverson	8,291	(16)(17)	*
James J. McMonagle	8,149	(16)(18)	*
W. Howard Morris	8,149	(16)	*
Joseph F. Neely	8,149	(16)	*
W. Ann Reynolds	8,706	(19)	*
Robert B. Smith, Jr.	8,149	(16)	*
Marc Sole	0	(20)	*
Michael H. Thaman	94,935	(16)(17)	*
Daniel K. K. Tseung	8,149	(21)	*
Joseph C. High	36,775	(16)	*
David L. Johns	37,263	(16)(17)	*
Charles E. Dana	36,925	(16)	*
Executive officers and directors as a group (27 persons)	631,028	(16)	*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

*	Represents less than 1%
(1)	The 524(g) Trust, the PI Trust Advisory Committee and the Future Claimants’ Representative may be deemed to be a part of a group of persons (as determined in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder) and, therefore, the PI Trust Advisory Committee and the Future Claimants’ Representative may also be deemed to be the beneficial owners of the 28,200,000 shares of common stock reported herein as beneficially owned by the 524(g) Trust, individually and as a group. Notwithstanding the foregoing, the PI Trust Advisory Committee and the Future Claimants’ Representative expressly disclaim beneficial ownership of such shares. The 524(g) Trust’s principal office is located at 1100 North Market Street, Wilmington, Delaware 19890-1625. The principal office of the PI Trust Advisory Committee is located at c/o Caplan & Drysdale, Chartered, One Thomas Circle, N.W., Suite 1100, Washington, D.C. 20005-5802. The Future Claimants’ Representative’s address is c/o Vorys, Sater, Seymour & Pease, LLP, 2100 Cleveland Center, 1375 East 9th Street, Cleveland, Ohio 44114.
(2)	The 524(g) Trust (acting through its Trustees), the PI Trust Advisory Committee (acting through its members) and the Future Claimants’ Representative may be deemed to share the power to vote the 28,200,000 shares of common stock solely due to the consent rights of the PI Trust Advisory Committee and the Future Claimants’ Representative under the 524(g) Trust’s agreement with respect to the manner in which the 524(g) Trust votes such shares exclusively for the purpose of electing members of our board of directors. Neither the PI Trust Advisory Committee nor the Future Claimants’ Representative have any other power to vote or direct the vote of such shares and neither the PI Trust Advisory Committee nor the Future Claimants’ Representative have any power to dispose or direct the disposition of the 28,200,000 shares of our common stock.
(3)	As part of the Plan, the 524(g) Trust accepted assignment of collar agreements, which provide for certain put and call rights relating to, in the aggregate, all of the 28,200,000 shares of common stock reported herein as beneficially owned by the 524(g) Trust.
(4)	D. E. Shaw Laminar Portfolios, L.L.C. has entered into a collar arrangement, providing for certain put rights and call rights relating to the 28,200,000 shares beneficially owned by the 524(g) Trust, which shares we refer to as Collar Shares. The collar arrangement into which D. E. Shaw Laminar Portfolios, L.L.C. has entered relates to 6,447,188 Collar Shares.
(5)	Consists of (a) 22,009,813 shares of common stock from D. E. Shaw Laminar Portfolios, L.L.C. (including 1,287,943 shares obtainable upon exercise of warrants and 6,447,188 Collar Shares) and (b) 4,801,999 shares of common stock from D. E. Shaw Oculus Portfolios, L.L.C.
(6)

D. E. Shaw & Co., L.P., as investment adviser to D. E. Shaw Laminar Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., and D. E. Shaw & Co., L.L.C., which we refer to as DESCO LLC, as managing member of D. E. Shaw Laminar Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the shares. As managing member of DESCO LLC, D. E. Shaw & Co. II, Inc., which we refer to as DESCO II, Inc. may be deemed to have the shared power to vote or to direct the vote of (and the shared power to dispose or direct the disposition of) the shares. As general partner of D. E. Shaw & Co., L.P., D. E. Shaw & Co., Inc., which we refer to as DESCO, Inc. may be deemed to have the shared power to vote or to direct the vote of (and the shared power to dispose or direct the disposition of) the shares. None of D. E. Shaw & Co., L.P., DESCO LLC, DESCO, Inc., or DESCO II, Inc., owns any shares directly, and each such entity disclaims beneficial ownership of the shares. David E. Shaw does not own any shares directly. By virtue of David E. Shaw’s position as president and sole shareholder of DESCO, Inc., which is the general partner of D. E. Shaw & Co., L.P., and by virtue of David E. Shaw’s position as president and sole shareholder of DESCO II, Inc., which is the managing member of DESCO LLC, David E. Shaw may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the shares, and, therefore, David E. Shaw may be deemed to be the indirect beneficial owner

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

of the shares. David E. Shaw disclaims beneficial ownership of the shares. The address for D. E. Shaw Laminar Portfolios, L.L.C. is 120 West Forty-Fifth Street, 39th Floor, Tower 45, New York, NY 10036.

(7)	Marc Sole, a senior vice president at D. E. Shaw & Co., L.P., which is an affiliate of and the investment adviser to D. E. Shaw Laminar Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., is a director of the Company.
(8)	Consists of (a) 17,908,243 shares of common stock held by Harbinger Capital Partners Master Fund I, Ltd. (including 8,562,649 shares obtainable upon exercise of warrants and 1,740,741 Collar Shares for which Harbinger Capital Partners Master Fund I, Ltd. has put and call rights) and (b) 1,677,821 shares of common stock held by Harbinger Capital Partners Special Situations Fund, L.P. (including 1,677,721 shares obtainable upon exercise of warrants).
(9)	The securities owned by Harbinger Capital Partners Master Fund I, Ltd., which we refer to as Master Fund, may also be deemed to be beneficially owned by Harbinger Capital Partners Offshore Manager, L.L.C. , the investment manager of Master Fund, HMC Investors, L.L.C., its managing member, which we refer to as HMC Investors, Harbert Management Corporation, which we refer to as HMC, the managing member of HMC Investors, Philip Falcone, a shareholder of HMC and the portfolio manager of the Master Fund, Raymond J. Harbert, a shareholder of HMC, and Michael D. Luce, a shareholder of HMC. Each such person disclaims beneficial ownership of the reported securities except to the extent of his or its pecuniary interest therein, and this report shall not be deemed an admission that such person is the beneficial owner of the securities for purposes of Section 13 or 16 of the Securities Exchange Act of 1934, as amended, or for any other purpose. The persons above may also be deemed to be affiliated with HMC Investments, Inc., a registered broker-dealer. The address for Harbinger Capital Partners Master Fund I, Ltd. is c/o Harbinger Capital Partners Offshore Manager, LLC at One Riverchase Parkway South, Birmingham, AL 35244. The securities owned by Harbinger Capital Partners Special Situations Fund, L.P., which we refer to as Special Situations Fund, may also be deemed to be beneficially owned by Harbinger Capital Partners Special Situations GP, LLC, which we refer to as HCPSS, HMC-New-York, Inc., which we refer to as HMCNY, HMC, Philip Falcone, Raymond J. Harbert, and Michael D. Luce. HCPSS is the general partner of the Special Situations Fund, L.P. HMCNY is the managing member of HCPSS. HMC wholly owns HMCNY. Phillip Falcone is the portfolio manager of Special Situations Fund and is a shareholder of HMC. Raymond J. Harbert, and Michael D. Luce are shareholders of HMC. Each such person disclaims beneficial ownership of the reported securities except to the extent of his or its pecuniary interest therein, and this report shall not be deemed an admission that such person is the beneficial owner of the securities for purposes of Section 13 or 16 of the Securities Exchange Act of 1934, as amended, or for any other purpose. The persons above may also be deemed to be affiliated with HMC Investments, Inc., a registered broker-dealer.
(10)	Consists of (a) 323,560 shares of common stock held by MatlinPatterson Global Opportunities Partners II L.P., (b) 115,847 shares of common stock held by MatlinPatterson Global Opportunities Partners (Cayman) II L.P., (c) 6,871,687 shares of common stock held by PI SPE LLC and (d) 2,460,270 shares of common stock held by PI SPE CI LLC.
(11)	MatlinPatterson Global Partners II LLC serves as General Partner of MatlinPatterson Global Opportunities Partners II L.P. and MatlinPatterson Global Opportunities Partners (Cayman) II L.P. The sole member of PI SPE LLC is MatlinPatterson Global Opportunities Partners II L.P. The sole member of PI SPE CI LLC is MatlinPatterson Global Opportunities Partners (Cayman) II L.P. Each of David J. Matlin and Mark R. Patterson hold 50% of the membership interests of MatlinPatterson LLC, the indirect beneficial owner of all of the membership interests of PI SPE LLC, PI SPE CI LLC, MatlinPatterson Global Opportunities Partners II L.P. and MatlinPatterson Global Opportunities Partners (Cayman) II L.P. The address for MatlinPatterson Global Partners II LLC is 520 Madison Avenue, New York, NY 10022.
(12)

Mutual Beacon Fund, Mutual Discovery Fund, Mutual Qualified Fund, Mutual Shares Fund, Mutual Beacon Fund (Canada), FTIF Franklin Mutual Beacon Fund, Franklin Mutual Global Discovery Fund, Franklin Mutual Recovery Fund, Mutual Recovery Fund Ltd (Cayman), FTF--Franklin Mutual Shares Fund, Mutual Discovery Fund (Canada), FTVIP Mutual Discovery Securities Fund, FTVIP Mutual Shares Securities

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

Fund, AXA EQ Mutual Shares Portfolio and Franklin Templeton Mutual Shares Fund are open or closed-end investment companies or other managed accounts which are advised by Franklin Mutual Advisers, LLC, or FMA, an investment advisor registered under the Investment Advisers Act of 1940. FMA is an indirect wholly-owned subsidiary of Franklin Resources, Inc., or FRI, a diversified financial services organization. Investment advisory agreements between FMA and the stockholder listed above grant FMA all investment and voting power over the common stock listed above. Neither FRI nor FMA have any interest in dividends or proceeds from the sale of the shares and they disclaim beneficial ownership of any of the shares. The address for FMA is 101 John F. Kennedy Parkway, Short Hills, NJ 07078.

(13)	Includes 6,247,619 shares of common stock for which Highland Crusader Offshore Partners, L.P., which we refer to as HCOP, is the registered holder. Highland Capital Management, L.P., which we refer to as HCMLP, is the investment manager for HCOP and certain other registered holders of shares of common stock who may be deemed to share voting control over the shares of common stock for which each is the registered holder, including, Highland Credit Strategies Fund, Prospect Street High Income Portfolio and Prospect Street Income Shares. Strand Advisors, Inc., which we refer to as Strand, is the general partner of HCMLP. Mr. James D. Dondero is a director and the President of Strand, and in that capacity, may be deemed to have or share voting control over the common stock held by HCMLP. The address for Highland Capital Management L.P. is 13455 Noel Road, Suite 800, Dallas, TX 75240.
(14)	Includes 25,876 shares of common stock obtainable upon exercise of warrants held by J.P. Morgan Securities Inc. and 5,045,595 Collar Shares for which JPMorgan Chase Bank, National Association, which we refer to as JPMorgan Chase Bank, an indirect subsidiary of JP Morgan Chase & Co., has put and call rights and which J.P. Morgan Securities Inc. may sell on behalf of JPMorgan Chase Bank or its affiliates.
(15)	These securities may also be deemed to be beneficially owned by JP Morgan Chase & Co., the indirect parent of J.P. Morgan Securities Inc. and JPMorgan Chase Bank. The address for JPMorgan Chase & Co. is 270 Park Avenue, New York, New York 10017.
(16)	Includes restricted shares over which there is voting power, but no investment power, as follows: Mr. Blake, 8,149; Mr. Brown, 75,000; Mr. Caperton, 8,149; Mr. Colville, 8,149; Mr. Hake, 8,149; Mr. Handy, 8,149; Mr. Hilliard, 8,149; Ms. Iverson, 8,149; Mr. McMonagle, 8,149; Mr. Morris, 8,149; Mr. Neely, 8,149; Dr. Reynolds, 8,149; Mr. Smith, 8,149; Mr. Thaman, 75,000; Mr. High, 35,000; Mr. Johns, 35,000; Mr. Dana, 35,000; and all executive officers and directors as a group (27 persons), 564,788.
(17)	Includes shares obtainable upon the exercise of warrants, as follows: Mr. Caperton, 71 shares; Mr. Hilliard, 639 shares; Ms. Iverson, 142 shares; Dr. Reynolds, 557 shares; Mr. Thaman, 1,560 shares; and all executive officers and directors as a group (27 persons), 3,991 shares.
(18)	In addition to being a director, James J. McMonagle is the Future Claimants’ Representative for the Owens Corning/Fibreboard Asbestos Personal Injury Trust. The Owens Corning/Fibreboard Asbestos Personal Injury Trust is the beneficial owner of 28.2 million shares of Owens Corning stock. Mr. McMonagle disclaims any beneficial ownership that may be attributable to him as a result of his affiliation with the Owens Corning/Fibreboard Asbestos Personal Injury Trust.
(19)	Includes 557 shares obtainable upon the exercise of warrants, including 99 shares obtainable by family members as to which beneficial interest is disclaimed by Dr. Reynolds.
(20)	Marc Sole is also a senior vice president at D. E. Shaw & Co., L.P., which is an affiliate of and the investment adviser to D. E. Shaw Laminar Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C. Mr. Sole disclaims any beneficial ownership that may be attributable to him as a result of his affiliation with D. E. Shaw Laminar Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C.
(21)	Includes 8,149 restricted stock units over which there is no voting power and no investment power.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Transactions with Related Persons

James J. McMonagle, a Director of Owens Corning since January 2007, served as the USBC appointed Future Claimants’ Representative in OCD’s Chapter 11 bankruptcy proceedings. In that capacity, Mr. McMonagle received fees during 2006 of approximately $490,000. The New York Stock Exchange has confirmed that such receipt of fees should not be counted in evaluating Mr. McMonagle’s independence as a Director of the Company.

In 2005, Owens Corning entered into a three-year contract with Applied Predictive Technologies (“APT”) for use of APT market analysis tools during the contract period. The three-year contract provided for license and support fees of approximately $457,000 per year and reimbursement of certain expenses. APT was paid approximately $464,000 during 2006 under the contract. W. Walker Lewis, a Director of OCD until September 2006, was Chairman of the Board, and owned approximately 11 percent of the equity, of APT.

Information concerning certain relationships and transactions involving Landon Hilliard, a Director of the Company, is contained in Item 11 above, under the heading “Compensation Committee Interlocks and Insider Participation”.

Review of Transactions with Related Persons

The Company has various written policies in place governing actual or potential conflicts of interest by Directors, officers, employees, and members of their immediate families.

The Company has a Directors’ Code of Conduct that provides, among other things, that a Director who has an actual or potential conflict of interest (1) must disclose the existence and nature of such actual or potential conflict to the Chairman of the Board and the Chairman of the Governance and Nominating Committee and (2) may proceed with the transaction only after receiving approval from the Governance and Nominating Committee. The transaction described above involving Mr. Hilliard was reviewed and approved by the Governance and Nominating Committee and the Board of Directors. The transaction involving Mr. Lewis was reviewed and approved by the Corporate Governance Committee and the Board of Directors of OCD. The transaction involving Mr. McMonagle was not subject to review and approval because it pre-dated Mr. McMonagle’s service as a Director and was approved by the USBC.

The Company has an Ethics Policy for Chief Executive and Senior Financial Officers, applicable to its Chief Executive Officer, Chief Financial Officer, and Corporate Controller (“Senior Financial Officers”), that provides, among other things, that no Senior Financial Officer may participate in a transaction or otherwise act in a manner that creates or appears to create a conflict of interest unless the facts and circumstances are disclosed to and approved by the Governance and Nominating Committee. The Company also has a Corporate Conflict of Interest Policy, applicable to employees and their immediate families, that prohibits certain conflicts of interest and allows others only if disclosed to, and consented to by, the Company.

Director Independence

The Board of Directors has determined that Directors Norman P. Blake, Jr., Gaston Caperton, William W. Colville, Ralph F. Hake, F. Philip Handy, Landon Hilliard, Ann Iverson, W. Howard Morris, Joseph F. Neely, W. Ann Reynolds, Robert B. Smith, Jr., Marc Sole and Daniel K. K. Tseung are independent under the independence requirements of the New York Stock Exchange. The Board of Directors has not yet evaluated the independence of James J. McMonagle. The Board of Directors has also determined that all of the Directors serving on the Audit, Compensation, and Governance and Nominating Committees are independent under the applicable committee independence requirements of the New York Stock Exchange.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE (continued)

In reaching the above determinations of independence, in addition to the transaction described above for Mr. Hilliard, the Board of Directors considered that Mr. Morris is the ACC Designated Director, that Messrs. Sole and Tseung are the Bondholder Designated Directors, and that Mr. Sole is a senior vice president at D. E. Shaw & Co. L.P., affiliates of which beneficially own 26,811,812 shares of Owens Corning’s common stock.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed and services provided by the Company’s principal accountant for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)
Audit Fees (1)	$5,596	$3,600
Audit-Related Fees (2)(3)	96	108
Tax Fees (2)(4)	73	15
All Other Fees (2) (5)	59	10

Total fees	$5,824	$3,733

(1)	Amounts shown reflect fees for the years ended December 31, 2006 and 2005, respectively.
(2)	Amounts shown reflect fees billed in the years ended December 31, 2006 and 2005, respectively.
(3)	Amounts shown for 2006 and 2005 are for audits of foreign employee benefit plans and other miscellaneous foreign statutory reporting requirements.
(4)	Amounts shown for 2006 and 2005 are for tax compliance services related to value added taxes for a foreign entity.
(5)	Amounts shown include fees related to benchmarking services and accounting research software in addition, 2006 fees also include fees related to an audit software tool.

The above amounts do not include $119,600 and $80,000 of fees billed in 2006 and 2005, respectively, for audits of Company sponsored employee benefit plans. These fees were billed directly to the respective benefit plans.

It is the Company’s practice that all services provided to the Company by its independent registered public accounting firm be pre-approved either by the Audit Committee or by the Chairman of the Audit Committee pursuant to authority delegated by the Audit Committee. No part of the independent registered public accounting firm services related to the Audit-Related Fees, Tax Fees, or All Other Fees listed in the table above was approved by the Audit Committee pursuant to the exemption from pre-approval provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

1.	See Index to Consolidated Financial Statements on page 104 hereof.

2.	See Index to Financial Statement Schedule on page 166 hereof.

3.	See Exhibit Index beginning on page 168 hereof.

Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Form 10-K are denoted in the Exhibit Index by an asterisk (“*”).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

By	/s/ David T. Brown	Date March 14, 2007
David T. Brown, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ David T. Brown	Date March 14, 2007
David T. Brown, President and Chief Executive Officer and Director

/s/ Michael H. Thaman	Date March 14, 2007
Michael H. Thaman, Chairman of the Board, Chief Financial Officer and Director

/s/ Ronald Ranallo	Date March 14, 2007
Ronald Ranallo, Vice President and Corporate Controller

/s/ Norman P. Blake, Jr.	Date March 14, 2007
Norman P. Blake, Jr., Director

/s/ Gaston Caperton	Date March 14, 2007
Gaston Caperton, Director

/s/ William W. Colville	Date March 14, 2007
William W. Colville, Director

/s/ Ralph F. Hake	Date March 14, 2007
Ralph F. Hake, Director

/s/ F. Philip Handy	Date March 14, 2007
F. Philip Handy, Director

/s/ Landon Hilliard	Date March 14, 2007
Landon Hilliard, Director

/s/ Ann Iverson	Date March 14, 2007
Ann Iverson, Director

/s/ James J. McMonagle	Date March 14, 2007
James J. McMonagle, Director

/s/ W. Howard Morris	Date March 14, 2007
W. Howard Morris, Director

/s/ Joseph F. Neely	Date March 14, 2007
Joseph F. Neely, Director

/s/ W. Ann Reynolds	Date March 14, 2007
W. Ann Reynolds, Director

/s/ Robert B. Smith, Jr.	Date March 14, 2007
Robert B. Smith, Jr., Director

/s/ Marc Sole	Date March 14, 2007
Marc Sole, Director

/s/ Daniel K. K. Tseung	Date March 14, 2007
Daniel K. K. Tseung, Director

M anagement’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on our assessment, management determined that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

The Company’s Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, has issued an integrated audit report that includes the firm’s report on our assessment of the effectiveness of the Company’s internal control over financial reporting. Such audit report begins on page 106.

/s/ David T. Brown	Date March 14, 2007
David T. Brown,
President and Chief Executive Officer

/s/ Michael H. Thaman	Date March 14, 2007
Michael H. Thaman,
Chairman of the Board and Chief Financial Officer

R eport of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Owens Corning:

We have completed an integrated audit of Owens Corning’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheet and the related statements of income (loss), stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Owens Corning and its subsidiaries (Successor Company or the Company) at December 31, 2006 and the results of their operations and their cash flows for the period from November 1, 2006 to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the two month period ended December 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Notes 1 and 3 to the consolidated financial statements, the United States Bankruptcy Court for the District of Delaware confirmed Owens Corning Sales, LLC’s (formerly known as Owens Corning) (Predecessor Company) Sixth Amended Joint Plan of Reorganization (the “Plan”) on September 28, 2006. Confirmation of the Plan resulted in the discharge of certain claims against the Predecessor Company that arose before September 28, 2006 and substantially alters rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on October 31, 2006 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting as of November 1, 2006.

As of November 1, 2006 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 105, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Toledo, Ohio

March 13, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Owens Corning:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income (loss), stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Owens Corning and its subsidiaries (Predecessor Company or the Company) at December 31, 2005 and the results of their operations and their cash flows for the period from January 1, 2006 to October 31, 2006, and for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) for each of the two years in the period ended December 31, 2005 and for the ten month period ended October 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company filed a petition on October 5, 2000 with the United States Bankruptcy Court for the District of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Sixth Amended Joint Plan of Reorganization was substantially consummated on October 31, 2006 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting.

PricewaterhouseCoopers LLP

Toledo, Ohio

March 13, 2007

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Successor	Predecessor
	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(In millions, except per share data)

NET SALES	$909	$5,552	$6,323	$5,675
COST OF SALES	799	4,596	5,165	4,649

Gross margin	110	956	1,158	1,026

OPERATING EXPENSES
Marketing and administrative expenses	92	445	565	530
Science and technology expenses	30	50	58	47
Restructure costs	27	12	—	—
Chapter 11 related reorganization items	10	45	45	54
Provision (credit) for asbestos litigation claims (recoveries) – Owens Corning	—	—	3,365	(24)
Provision (credit) for asbestos litigation claims (recoveries) – Fibreboard	—	(13)	902	—

Employee emergence equity program	6	—	—	—

(Gain) loss on sale of fixed assets and other	5	(76)	(34)	(8)

Total operating expenses	170	463	4,901	599

INCOME (LOSS) FROM OPERATIONS	(60)	493	(3,743)	427

Interest expense (income), net	29	241	739	(12)
Gain on settlement of liabilities subject to compromise	—	(5,864)	—	—

Fresh-start accounting adjustments	—	(3,049)	—	—

INCOME (LOSS) BEFORE INCOME TAXES	(89)	9,165	(4,482)	439

Income tax expense (benefit)	(28)	1,025	(387)	227

INCOME (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN NET INCOME (LOSS) OF AFFILIATES	(61)	8,140	(4,095)	212

Minority interest and equity in net loss of affiliates	(4)	—	(4)	(8)

NET INCOME (LOSS)	$(65)	$8,140	$(4,099)	$204

NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share	$(0.51)	$147.20	$(74.08)	$3.68

Diluted net income (loss) per share	$(0.51)	$135.89	$(74.08)	$3.40

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND COMMON EQUIVALENT SHARES DURING THE PERIOD (in millions)
Basic	128.1	55.3	55.3	55.3

Diluted	128.1	59.9	55.3	59.9

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

	Successor 2006	Predecessor 2005
	(In millions)
ASSETS

CURRENT

Cash and cash equivalents	$1,089	$1,559
Receivables, less allowances of $26 million and $18 million in 2006 and 2005	573	608
Inventories	749	477
Restricted cash – disputed distribution reserve	85	—
Other current assets	56	61

Total current	2,552	2,705

OTHER
Restricted cash – asbestos and insurance related	—	189
Restricted cash, securities, and other – Fibreboard	—	1,433
Deferred income taxes	549	1,432
Pension-related assets	8	471
Goodwill	1,313	215
Intangible assets	1,298	11
Investments in affiliates	97	77
Other noncurrent assets	132	190

Total other	3,397	4,018

PROPERTY, PLANT AND EQUIPMENT, at cost
Land	188	85
Buildings and leasehold improvements	470	796
Machinery and equipment	1,732	3,346

Construction in progress	171	177

	2,561	4,404
Accumulated depreciation	(40)	(2,392)

Net property, plant and equipment	2,521	2,012

TOTAL ASSETS	$8,470	$8,735

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005 (continued)

	Successor	Predecessor
	2006	2005
	(In millions)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT
Accounts payable and accrued liabilities	$1,081	$1,026
Accrued interest	39	741
Short-term debt	1,401	6
Long-term debt – current portion	39	13

Total current	2,560	1,786

LONG-TERM DEBT	1,296	36

OTHER
Pension plan liability	312	684
Other employee benefits liability	325	410
Other	247	199

Total other	884	1,293

LIABILITIES SUBJECT TO COMPROMISE	—	13,520

COMPANY-OBLIGATED SECURITIES OF ENTITIES HOLDING SOLELY PARENT DEBENTURES – SUBJECT TO COMPROMISE	—	200

COMMITMENTS AND CONTINGENCIES (Note 20)

MINORITY INTEREST	44	47

STOCKHOLDERS’ EQUITY (DEFICIT)
Successor preferred stock, par value $.01 per share; 10 shares authorized; none issued	—	—
Successor common stock, par value $.01 per share; 400 shares authorized; 130.8 shares (including 28.2 shares issued January 4, 2007) issued and outstanding	1	—
Predecessor common stock, par value $.10 per share; authorized 100 shares; 55.3 shares issued and outstanding	—	6
Additional paid in capital	3,733	692
Accumulated deficit	(65)	(8,546)
Accumulated other comprehensive income (loss)	17	(299)

Total stockholders’ equity (deficit)	3,686	(8,147)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,470	$8,735

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In millions)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2003	55.3	$6	$690	$(4,651)	$(373)	$(4,328)
Comprehensive income:
Net income	—	—	—	204	—	204
Currency translation adjustment	—	—	—	—	70	70
Minimum pension liability adjustment (net of tax of $13 million)	—	—	—	—	(25)	(25)
Deferred loss on hedging transaction (net of tax of $1 million)	—	—	—	—	(4)	(4)
Other	—	—	—	—	1	1

Total comprehensive income						246
Stock-based compensation	—	—	2	—	—	2

Balance at December 31, 2004	55.3	$6	$692	$(4,447)	$(331)	$(4,080)

Comprehensive income:
Net loss	—	—	—	(4,099)	—	(4,099)
Currency translation adjustment	—	—	—	—	(19)	(19)
Minimum pension liability adjustment (net of tax of $13 million)	—	—	—	—	35	35
Deferred gains on hedging transaction (net of tax of $6 million)	—	—	—	—	17	17
Other	—	—	—	—	(1)	(1)

Total comprehensive income						(4,067)

Balance at December 31, 2005	55.3	$6	$692	$(8,546)	$(299)	$(8,147)

Comprehensive income:
Net income	—	—	—	8,140	—	8,140
Currency translation adjustment	—	—	—	—	33	33
Minimum pension liability adjustment (net of tax of $3 million)	—	—	—	—	(5)	(5)
Deferred losses on hedging transaction (net of tax of $9 million)	—	—	—	—	(21)	(21)
Other	—	—	—	—	2	2

Total comprehensive income						8,149
Extinguishment of old common stock	(55.3)	(6)	—	—	—	(6)
Fresh-start elimination of equity	—	—	(692)	406	290	4

Balance at October 31, 2006 – Predecessor	—	$—	$—	$—	$—	$—

Issuance of Successor company stock	128.1	$1	$3,727	—	—	—

Balance at October 31, 2006 – Successor	128.1	$1	$3,727	$—	$—	$3,728

Comprehensive income:
Net loss	—	—	—	(65)	—	(65)
Currency translation adjustment	—	—	—	—	2	2
Pension and other postretirement adjustment (net of tax of $12 million)	—	—	—	—	20	20
Deferred loss on hedging transaction (net of tax of $3 million)	—	—	—	—	(5)	(5)

Total comprehensive income						(48)
Issuance of restricted stock	2.7	—	—	—	—	—
Stock-based compensation	—	—	6	—	—	6

Balance at December 31, 2006	130.8	$1	$3,733	$(65)	$17	$3,686

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(In millions)
NET CASH FLOW FROM OPERATIONS
Net income (loss)	$(65)	$8,140	$(4,099)	$204
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Provision for asbestos litigation claims	—	21	4,277	—
Depreciation and amortization	69	209	234	235
Gain on sale of fixed assets	—	(61)	(14)	(5)
Impairment of fixed assets	—	2	8	7
Change in deferred income taxes	(48)	208	(467)	133
Provision for pension and other employee benefits liabilities	8	83	113	120
Provision for post-petition interest/fees on pre-petition obligations	—	247	735	—
Fresh-start accounting adjustments, net of tax	—	(2,243)	—	—
Gain on settlement of liabilities subject to compromise	—	(5,864)	—	—
Employee emergence equity program	6	—	—	—
Restricted cash	(85)	—	—	—
Payments related to Chapter 11 filings	(131)	—	—	—
Payment of interest on pre-petition debt	(31)	(944)	—	—
Payment to 524(g) Trust	—	(1,250)	—	—
(Increase) decrease in receivables	185	(78)	(94)	(23)
(Increase) decrease in inventories	97	(103)	(42)	(42)
(Increase) decrease in prepaid and other assets	1	(36)	7	(3)
Increase (decrease) in accounts payable and accrued liabilities	30	(107)	160	88
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	—	18	10	24
Pension fund contribution	(6)	(43)	(49)	(231)
Payments for other employee benefits liabilities	(4)	(23)	(29)	(34)
Increase in restricted cash – asbestos and insurance related	—	(17)	(1)	(22)
Increase in restricted cash, securities, and other – Fibreboard	—	(70)	(15)	(23)
Other	(11)	8	12	21

Net cash flow from operations	15	(1,903)	746	449

NET CASH FLOW FROM INVESTING
Additions to plant and equipment	(77)	(284)	(288)	(232)
Investment in subsidiaries and affiliates, net of cash acquired	—	(47)	(14)	(96)
Proceeds from the sale of assets or affiliates	—	82	19	8

Net cash flow from investing	(77)	(249)	(283)	(320)

NET CASH FLOW FROM FINANCING
Payment of equity commitment fees	—	(115)	—	—
Proceeds from long-term debt	5	21	9	—
Payments on long-term debt	(5)	(13)	(31)	(21)
Net increase (decrease) in short-term debt	1	3	(6)	—
Payments to pre-petition lenders	(55)	(1,461)	—	—
Proceeds from issuance of bonds	—	1,178	—	—
Proceeds from issuance of new stock	—	2,187	—	—
Debt issuance costs	—	(10)	—	—
Net decrease in liabilities subject to compromise	—	—	(3)	(5)
Other	—	2	1	2

Net cash flow from financing	(54)	1,792	(30)	(24)

Effect of exchange rate changes on cash	—	6	1	15

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(116)	(354)	434	120
Cash and cash equivalents at beginning of period	1,205	1,559	1,125	1,005

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,089	$1,205	$1,559	$1,125

DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$8	$50	$51	$38
Cash paid during the period for interest expense	$35	$951	$6	$9

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    RESTRUCTURING UPON EMERGENCE FROM CHAPTER 11 PROCEEDINGS

Restructuring

Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) was initially formed on July 21, 2006 as a wholly-owned subsidiary of Owens Corning Sales, LLC (formerly known as Owens Corning) (“OCD”) and did not conduct significant operations prior to October 31, 2006, when OCD and 17 of its subsidiaries emerged from Chapter 11 bankruptcy proceedings as described more fully below. As part of a restructuring that was conducted in connection with OCD’s emergence from bankruptcy, on October 31, 2006, Owens Corning became a holding company and the ultimate parent company of OCD and the other Owens Corning companies.

Unless the context requires otherwise, the terms “Owens Corning”, “Company”, “we” and “our” in this report refer to Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) and its subsidiaries. The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Owens Corning and its subsidiaries for the periods following October 31, 2006 (“Successor”), and of OCD and its subsidiaries for the periods through October 31, 2006 (“Predecessor”).

Emergence from Chapter 11 Proceedings

BACKGROUND

On October 5, 2000 (the “Petition Date”), OCD and the 17 United States subsidiaries listed below (collectively with OCD, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “USBC”):

CDC Corporation	Integrex Testing Systems LLC
Engineered Yarns America, Inc.	HOMExperts LLC
Falcon Foam Corporation	Jefferson Holdings, Inc.
Integrex	Owens-Corning Fiberglas Technology, Inc.
Fibreboard Corporation	Owens Corning HT, Inc.
Exterior Systems, Inc.	Owens-Corning Overseas Holdings, Inc.
Integrex Ventures LLC	Owens Corning Remodeling Systems, LLC
Integrex Professional Services LLC	Soltech, Inc.
Integrex Supply Chain Solutions LLC

Until October 31, 2006, when the Debtors emerged from bankruptcy, the Debtors operated their businesses as debtors-in-possession in accordance with the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) were jointly administered under Case No. 00-3837 (JKF). The Debtors filed for relief under Chapter 11 to address the growing demands on cash flow resulting from the multi-billion dollars of asbestos claims that had been asserted against OCD and Fibreboard Corporation (“Fibreboard”).

Under the terms of the Debtors’ confirmed Plan and the Confirmation Order (as each such term is defined below), asbestos personal injury claims against each of OCD and Fibreboard will be administered, and distributions on account of such claims will be made, exclusively from the 524(g) Trust that has been established and funded pursuant to the Plan. In addition, all asbestos property damage claims against OCD or Fibreboard either (i) have been resolved, (ii) pursuant to the Plan, will be resolved along with certain other unsecured claims for an aggregate amount within the Company’s Non-Tax Bankruptcy Reserve (defined below under “Distributions Pursuant to the Plan”) at December 31, 2006, or (iii) are barred pursuant to the Plan and Confirmation Order. Accordingly, other than the limited number and value of property damage claims being resolved pursuant to clause (ii) above, the Company has no further asbestos liabilities.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    RESTRUCTURING UPON EMERGENCE FROM CHAPTER 11 PROCEEDINGS (continued)

CONFIRMED PLAN OF REORGANIZATION

Following a Confirmation Hearing on September 18, 2006, the USBC entered an Order on September 26, 2006 (the “Confirmation Order”), confirming the Debtors’ Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (as Modified) (the “Plan”), and the Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-in-Possession (the “Findings of Fact and Conclusions of Law”). On September 28, 2006, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming the Confirmation Order and the Findings of Fact and Conclusions of Law. Pursuant to the Confirmation Order, the Plan became effective in accordance with its terms on October 31, 2006 (the “Effective Date”).

CONSUMMATION OF THE PLAN

Distributions Pursuant to the Plan

Since the Effective Date, the Company has substantially consummated the various transactions contemplated under the confirmed Plan. In particular, as of January 4, 2007, the Company has made substantially all of the distributions of cash, stock and warrants that have been required to be made under the Plan by such date to creditors and other parties with allowed claims or interests, including the following Plan distributions:

-	On the Effective Date, in accordance with the Plan, Owens Corning paid (i) $1.25 billion in cash to the 524(g) Trust (defined below), and (ii) approximately $2.405 billion in cash (calculated as of October 31, 2006) to holders of debt under OCD’s pre-petition bank credit facility. In addition, the assets of the Fibreboard Settlement Trust (a trust funded by insurance proceeds to pay the costs of resolving Fibreboard asbestos-related liabilities), in the amount of approximately $1.5 billion, were also contributed to the 524(g) Trust.

-	On or after the Effective Date, pursuant to the Plan, Owens Corning distributed (1) 72.9 million shares of common stock in accordance with a rights offering and related backstop commitment, (2) approximately 27.0 million shares of common stock to holders of pre-petition bonds, and (3) approximately 17.5 million Series A Warrants to holders of certain subordinated claims and approximately 7.8 million Series B Warrants to holders of OCD common stock, respectively.

-	On and after December 15, 2006 (which was the initial distribution date under the Plan), Owens Corning made initial distributions of approximately $217 million of the approximately $310 million in cash payable to certain general unsecured creditors pursuant to the Plan.

-	On January 4, 2007, pursuant to the Plan, Owens Corning paid approximately $1.408 billion in cash and transferred 28.2 million shares of common stock to the 524(g) Trust (collectively, the “2007 Payments”). All of the conditions and contingencies related to the 2007 payments, other than the passage of time, were satisfied in mid-December 2006. The 2007 Payments fully satisfied Owens Corning’s outstanding funding obligations to the 524(g) Trust under the Plan.

Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the initial distribution date and certain payments to holders of administrative expense priority claims and professional advisors in the Chapter 11 Cases. Excluding the 2007 Payments (which were paid on January 4, 2007), the Company had

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    RESTRUCTURING UPON EMERGENCE FROM CHAPTER 11 PROCEEDINGS (continued)

reserved approximately $193 million as of December 31, 2006, to pay remaining claims in the Bankruptcy, of which approximately $93 million relate to non-tax claims (the “Non-Tax Bankruptcy Reserve”). Pursuant to the Plan, the Company has established a Disputed Distribution Reserve, funded in the amount of approximately $85 million, which is reflected as restricted cash on the Consolidated Balance Sheet, for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date.

Establishment and Operation of the 524(g) Trust

Section 524(g) of the Bankruptcy Code generally provides that, if certain specified conditions are satisfied, a court may issue a permanent injunction barring the assertion, prosecution or enforcement of asbestos-related claims or demands against a debtor or reorganized company and exclusively channeling those claims to an independent trust. On the Effective Date, in accordance with the Plan, an asbestos personal injury trust qualifying under section 524(g) of the Bankruptcy Code (the “524(g) Trust”) was created from which asbestos claimants will be exclusively paid. Pursuant to the Plan and the Confirmation Order, the 524(g) Trust has, through separate sub-accounts for OCD and Fibreboard, assumed all asbestos-related liabilities of OCD, Fibreboard and the other entities set forth in the Plan and will, through those separate sub-accounts, make payments to asbestos claimants in accordance with the trust distribution procedures included as part of the Plan. In addition, the Plan and the Confirmation Order both contain an injunction issued by the USBC and affirmed by the District Court pursuant to section 524(g) of the Bankruptcy Code that expressly enjoins any and all actions against the Debtors, their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any asbestos claims subject to the 524(g) Trust.

Discharge, Releases and Injunctions Pursuant to the Plan and the Confirmation Order

The Plan and Confirmation Order also contain various discharges, injunctive provisions and releases that became operative upon the Effective Date, including (i) discharge (except as otherwise provided in the Plan and Confirmation Order) of each of the Debtors of all pre-Effective Date obligations in accordance with the Bankruptcy Code, (ii) various injunctions providing, among other things, that, all creditors and interest holders of any of the Debtors (or their respective estates) shall be prohibited from taking any action against the Debtors with respect to such discharged obligation, and (iii) providing that, to the fullest extent permissible, each of the Debtors and their respective estates shall have completely released certain released actions.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The financial statements for the period in which OCD was in bankruptcy were prepared in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SoP 90-7”). SoP 90-7 required OCD to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings separately from those events that occur during the normal course of business, (2) identify pre-petition liabilities subject to compromise separately from those that are not subject to compromise or are post-petition liabilities, and (3) apply fresh-start accounting rules upon emergence from bankruptcy (see Note 3).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In accordance with SoP 90-7, the Company adopted fresh-start accounting as of the Effective Date. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of the company to its assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to the Successor in the consolidated financial statements and the notes thereto refer to the Company on and after November 1, 2006. The financial statements for periods ended December 31, 2005 and 2004 do not reflect the effect of any changes in the Company’s capital structure or changes in fair values of assets and liabilities as a result of fresh-start accounting. For further information on fresh-start accounting, see Note 3.

Principles of Consolidation

The consolidated financial statements include the accounts of majority owned subsidiaries. Intercompany accounts and transactions are eliminated.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 Consolidated Financial Statements to conform with the classification in 2006.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, returns, warranties and other adjustments are provided in the same period that the related sales are recorded and are based on historical experience and contractual obligation, as applicable.

Shipping and Handling Costs

Certain expenses are incurred related to preparing, packaging and shipping its products to its customers, mainly third-party transportation fees are incurred. All costs related to these activities are included as a component of cost of sales and all costs billed to the customer are included as revenue in the Consolidated Statement of Income (Loss).

Marketing and Advertising Costs

Marketing and advertising costs are expensed the first time the advertisement takes place. Marketing and advertising costs include advertising, substantiated customer incentive programs, and marketing communications. Marketing and advertising expenses for the Successor two months ended December 31, 2006, the Predecessor ten months ended October 31, 2006 and the Predecessor years ending December 31, 2005, and 2004 were $23 million, $106 million, $122 million, and $111 million, respectively.

Science and Technology Expenses

The Company incurs certain expenses related to science and technology. These expenses include salaries, building costs, utilities, administrative expenses, materials, and supplies for the Company to improve and develop its products and services. These costs are expensed as incurred.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reorganization Items and Other Expenses

In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SoP 90-7”), revenues, expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business are reported separately as reorganization items in the Consolidated Statement of Income (Loss).

Share Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to apply the intrinsic value method of accounting for stock based compensation permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company adopted the provision of SFAS No. 123R during the second quarter of 2005. Had compensation cost for the Predecessor Employee Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS No. 123R, there would have been no impact to the Predecessor 2005 or 2004 reported amounts.

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the dilutive effect of common equivalent shares and increased shares that would result from the conversion of debt and equity securities. The effects of anti-dilution are not presented. Unless otherwise indicated, all per share information included in the Notes to the Consolidated Financial Statements is presented on a diluted basis. Upon emergence from Chapter 11, all Predecessor shares were extinguished and new Successor shares were issued. Accordingly, there is no reference to Predecessor per share information included in the financial statements or notes thereto.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and time deposits with maturities of three months or less when purchased.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is an estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered.

Inventory Valuation

Inventories are stated at lower of cost or market value. Inventory costs include material, labor and manufacturing overhead. Approximately half of the Company’s inventories are valued using the first-in, first-out (FIFO) method and the balance of inventories is generally valued using the last-in, first-out (LIFO) method.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments in Affiliates

The Company accounts for investments in affiliates of 20% to 50% ownership with significant influence using the equity method under which the Company’s share of earnings of the affiliate is reflected in income as earned and dividends are credited against the investment in affiliate when declared.

Goodwill and Other Intangible Assets

The Company does not amortize goodwill or indefinite-lived intangible assets. Identifiable intangible assets with a determinable useful life are amortized over that determinable life. The Company completes an annual review for impairment or when circumstances arise which indicate there may be impairment using a fair value methodology. In performing the annual review, the Company uses an estimate of the discounted cash flows of the related business over the remaining life of the goodwill in assessing whether the goodwill is recoverable on a reporting unit basis. Amortization expense for the Successor two months ended December 31, 2006, the Predecessor ten months ended October 31, 2006 and the Predecessor years ended December 31, 2005 and 2004 was $24 million, $3 million, $3 million, and $7 million, respectively. See Note 10 to the Consolidated Financial Statements for further discussion.

Properties and Depreciation

The Company’s plant and equipment is depreciated using the straight-line method. Depreciation expense for the Successor two months ended December 31, 2006, the Predecessor ten months ended October 31, 2006 and the Predecessor years ended December 31, 2005 and 2004 was $45 million, $206 million, $231 million, and $228 million, respectively. The range of useful lives for the major components of the Company’s plant and equipment is as follows:

Buildings and leasehold improvements	15 – 40 years
Machinery and equipment	2 – 20 years
Information systems	5 years

Expenditures for normal maintenance and repairs are expensed as incurred.

Capitalization of Software

The Company capitalizes the direct external and internal costs incurred in connection with the development, testing and installation of software for internal use. Software is included in machinery and equipment and is amortized over its estimated useful life using the straight-line method, not to exceed 5 years.

Asset Impairments

The Company exercises judgment in evaluating tangible and intangible long-lived assets for impairment. This requires estimating useful lives, future operating cash flows and fair value of the assets under review. Changes in management intentions, market conditions or operating performance could indicate that impairment charges might be necessary that would be material to the Company’s consolidated financial statements in any given period.

Income Taxes

The Company recognizes current tax liabilities and assets for the estimated taxes payable or refundable on the tax returns for the current year. Deferred tax balances reflect the impact of temporary differences between the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

carrying amount of assets and liabilities and their tax basis. Amounts are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In addition, the Company estimates tax reserves to cover taxing authority claims for income taxes and interest attributable to audits of open tax years.

Taxes Collected from Customers and Remitted to Government Authorities and Taxes Paid to Vendors

Taxes are assessed by various governmental authorities at different rates on many different types of transactions. The Company charges sales tax or value added tax (“VAT”) on sales to customers where applicable, as well as recovers all available VAT that has been paid on purchases. VAT is recorded in separate payable or receivable accounts not affecting revenue or cost of sales line items in the income statement. VAT receivable is recorded as a percentage of qualifying purchases at the time the vendor invoice is processed. VAT payable is recorded as a percentage of qualifying sales at the time an Owens Corning sale to a customer subject to VAT occurs. Amounts are paid to the taxing authority according to the method and collection prescribed by local regulations. Where applicable, VAT payable is netted against VAT receivable.

Pension and Other Postretirement Benefits

Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These estimates are incorporated into the Company’s accounting for these benefits in conformity with FASB Statements No. 87, 88, 106 and 158. The Company adopted SFAS No. 158 on the Effective Date.

Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and its interpretations establish accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and related gains and losses to be recorded in income or other comprehensive income, as appropriate. See Note 23 to the Consolidated Financial Statements for further discussion.

Foreign Currency

The functional currency of the Company’s subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into United States dollars at the period-end rate of exchange, and their Statements of Income (Loss) and Statements of Cash Flows are converted on an ongoing basis at the rate of exchange when transactions occur. The resulting translation adjustment is included in “accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets and Statements of Stockholders’ Equity (Deficit). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statements of Income (Loss) as incurred. The Company recorded foreign currency transaction gains of $3 million for the Successor two months ended December 31, 2006, gains of $2 million for the Predecessor ten months ended October 31, 2006, gains of $3

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

million for the Predecessor year ended December 31, 2005, and losses of $3 million for the Predecessor year ended December 31, 2004.

3.    FRESH-START ACCOUNTING

On the Effective Date, the Company adopted fresh-start accounting in accordance with SoP 90-7. This resulted in a new reporting entity on November 1, 2006, which has a new basis of accounting, a new capital structure and no retained earnings or accumulated losses. The Company was required to implement fresh-start accounting as the holders of existing voting shares immediately before confirmation received less than 50% of the voting shares of the Successor Company. The fresh-start accounting principles pursuant to SoP 90-7 provide, among other things, for the Company to determine the value to be assigned to the equity of the reorganized Company as of a date selected for financial reporting purposes.

The reorganization value represents the amount of resources available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the Company and its creditors. The Company’s total enterprise value at the time of emergence was $5.8 billion, with a total value for common equity of $3.7 billion, including the estimated fair value of the Series A Warrants and Series B Warrants issued on the Effective Date.

In accordance with fresh-start accounting, the reorganization value of the Company was allocated based on the fair market values of the assets and liabilities in accordance with SFAS 141. The fair values represented the Company’s best estimates at the Effective Date based on internal and external appraisals and valuations. Liabilities existing at the Effective Date, other than deferred taxes, were stated at present values of amounts to be paid determined at appropriate current interest rates. Any portion not attributed to specific tangible or identified intangible assets was recorded as goodwill. While the Company believes that the enterprise value approximates fair value, differences between the methodology used in testing for goodwill impairment, as discussed in Note 10, and the negotiated value could adversely impact the Company’s results of operations.

Pursuant to SoP 90-7, the results of operations of the ten months ended October 31, 2006 include a pre-emergence gain on the cancellation of debt of $5.9 billion resulting from the discharge of liabilities subject to compromise and other liabilities under the Plan; and a pre-emergence gain of $2.2 billion, net of tax, resulting from the aggregate remaining changes to the net carrying value of the Company’s pre-emergence assets and liabilities to reflect the fair values under fresh-start accounting.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    FRESH-START ACCOUNTING (continued)

The reorganized Condensed Consolidated Balance Sheet presented below gives effect to the Plan and the application of fresh-start accounting at October 31, 2006.

	Predecessor					Successor
	Company as of October 31, 2006	Reorganization Adjustments		Fresh-Start Adjustments		Company as of October 31, 2006
	(In millions)
Assets
Cash and cash equivalents	$1,504	$(299	) (a)	$—		$1,205
Accounts receivable, net	743	—		—		743
Inventories	600	—		246	(c)	846
Other current assets	268	(202	) (a)	(34	) (c)	32

Total current assets	3,115	(501)		212		2,826

Net plant and equipment	2,091			399	(c)	2,490
Goodwill	231			1,082	(d)	1,313
Intangible assets	27			1,295	(c)	1,322
Debt issuance costs	—	19	(e)	—		19
Restricted cash, securities and other – Fibreboard	1,503	(1,503	) (a)	—		—
Restricted cash and other – asbestos and insurance related	275	(275	) (a)	—		—
Deferred tax assets	1,562	(301	) (a)	(750	) (c)	511
Pension related assets	450	—		(446	) (c)	4
Other non-current assets	212	—		17	(c)	229

Total assets	$9,466	$(2,561)		$1,809		$8,714

Liabilities and Stockholders’ Equity (Deficit)
Accounts payable and accrued liabilities	$1,047	$213	(a)	$1	(c)	$1,261
Short-term debt	37	8	(e)	—		45
Contingent note	—	1,390	(a)	—		1,390
Accrued post-petition interest expense/fees	961	(923	) (a)	—		38

Total current liabilities	2,045	688		1		2,734

Debt	32	1,262	(e)	6	(c)	1,300
Liabilities subject to compromise	13,582	(13,582	) (a)	—		—

Total long-term debt	13,614	(12,320)		6		1,300

Pension plan liabilities	704	—		(362	) (c)	342
Other employee benefit liabilities	404	—		(80	) (c)	324
Other non-current liabilities	234	—		12	(c)	246

Total liabilities	17,001	(11,632)		(423)		4,946

Minority interest	51			(11	) (c)	40
Monthly income preferred securities (MIPS)	200	(200	) (a)	—		—
New equity	—	3,728	(b)	—		3,728
Stockholders’ deficit	(7,786)	5,543	(b)	2,243	(b)	—

Total Liabilities and Stockholders’ Equity (Deficit)	$9,466	$(2,561)		$1,809		$8,714

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    FRESH-START ACCOUNTING (continued)

Notes

a)	To record the discharge and payments of liabilities subject to compromise, the cancellation of Predecessor monthly income preferred stock, payment of accrued post-petition interest, the contingent note paid to Asbestos creditors in January 2007 and remaining payments to general unsecured creditors to be paid in 2007 pursuant to the plan of reorganization.
b)	To record the gain on discharge of liabilities subject to compromise and Predecessor monthly income preferred stock, gain on fresh-start accounting adjustments, cancellation of Predecessor common stock, close out of remaining equity balances of the Predecessor in accordance with fresh-start accounting, and the issuance of Successor company common stock and warrants.
c)	To adjust assets and liabilities to fair value.
d)	The unamortized balance of goodwill of the Predecessor has been eliminated and the reorganization value in excess of amounts allocable to identified tangible and intangible net assets has been classified as goodwill.
e)	To record debt financing pursuant to the senior credit facility and the senior notes.

4.    LIABILITIES SUBJECT TO COMPROMISE

The amounts subject to compromise in the Consolidated Balance Sheet consist of the following items:

Predecessor
December 31, 2005
(In millions)
Accounts payable and accrued liabilities	$227
Accrued interest payable	40
Debt	2,952
Income taxes payable	85
Reserve for asbestos litigation claims – Owens Corning	7,000
Reserve for asbestos-related claims – Fibreboard	3,216

Total consolidated	$13,520

5.    CHAPTER 11 REORGANIZATION COSTS

The amounts for Chapter 11 related reorganization items in the Consolidated Statements of Income (Loss) consist of the following:

	Successor	Predecessor
	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(In millions)
Professional fees	$8	$111	$64	$63
Payroll and compensation	—	11	20	16
Investment (income) expense	1	(79)	(39)	(28)
Other, net	1	2	—	3

Total	$10	$45	$45	$54

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    SEGMENT DATA

The Company discloses its segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The Company’s business operations fall within two general product categories, building materials and composites. There are three reportable segments in the building materials product category: (1) Insulating Systems; (2) Roofing and Asphalt; and (3) Other Building Materials and Services, and there is one reportable segment in the composites product category: Composite Solutions. Accounting policies for the segments are the same as those for the Company.

The Company has reported financial and descriptive information about each of the Company’s four reportable segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

The Company’s four reportable segments are defined as follows:

Insulating Systems

Manufactures and sells glass thermal insulation into residential, commercial, industrial and acoustical insulation markets. Also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, and foam insulation used in above and below grade construction applications.

Roofing and Asphalt

Manufactures and sells residential roofing shingles, and oxidized asphalt materials used in residential and commercial construction and specialty applications.

Other Building Materials and Services

Manufactures and sells vinyl siding and accessories and manufactured stone veneer building products. Also provides franchise opportunities for the home remodeling and new construction industries. The Company’s distribution network also sells other building material products, such as windows and doors, not manufactured by Owens Corning. The operating segments comprising this segment individually do not meet the threshold for reporting separately.

Composite Solutions

Manufactures, fabricates and sells glass fiber reinforcements, mat, veil, and specialized products worldwide that are used in a wide variety of composite material systems. Primary end uses are in the transportation, building construction, telecommunications and electronics markets.

As noted in the segment financial data below, the Company records inter-segment sales from the Composite Solutions segment to the Roofing and Asphalt segment for sales of glass-reinforced mat materials used in the manufacture of residential roofing materials. All other inter-segment sales are not material to any segment.

Income (loss) before income taxes by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses – such as cost of borrowed funds, general corporate expenses or income, restructure costs, and certain other expense or income items – are excluded from the internal evaluation of segment performance. Accordingly, these

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    SEGMENT DATA (continued)

items are not reflected in income (loss) before income taxes for the Company’s reportable segments. Reference is made to the reconciliation of reportable segment income before income taxes to consolidated income (loss) before income taxes below for additional information about such items.

Total assets by reportable segment are those assets that are used in the Company’s operations in each segment and do not include general corporate assets. General corporate assets consist primarily of cash and cash equivalents, deferred taxes, asbestos-related assets, and corporate plant and equipment. Reference is made to the reconciliation of reportable segment assets to consolidated total assets below for additional information about such items.

External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer. Long-lived assets by geographic region are reflected based upon the location of the assets and include net plant and equipment.

	Successor	Predecessor
	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(In millions)
NET SALES

Reportable Segments

Insulating Systems	$331	$1,766	$1,976	$1,818
Roofing and Asphalt	167	1,556	1,806	1,558
Other Building Materials and Services	178	1,082	1,234	1,112
Composite Solutions	245	1,315	1,495	1,368

Total reportable segments	921	5,719	6,511	5,856

Corporate Eliminations (1)	(12)	(167)	(188)	(181)

Consolidated	$909	$5,552	$6,323	$5,675

External Customer Sales by Geographic Region

United States	$675	$4,556	$5,300	$4,755
Europe	84	358	399	380
Canada and other	150	638	624	540

NET SALES	$909	$5,552	$6,323	$5,675

(1)	Included in corporate eliminations are inter-segment sales from the Composite Solutions segment to the Roofing and Asphalt segment. Those eliminations were approximately $5 million, $122 million, $155 million and $150 million in the two months ended December 31, 2006, the ten months ended October 31, 2006 and the years ended December 31, 2005 and 2004, respectively. The remaining inter-segment sales eliminations are immaterial to any other segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    SEGMENT DATA (continued)

	Successor		Predecessor
	Two Months Ended December 31, 2006		Ten Months Ended October 31, 2006		Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(In millions)
INCOME (LOSS) BEFORE INCOME TAXES

Reportable Segments

Insulating Systems	$59		$408		$424	$373
Roofing and Asphalt	(23)		95		139	73
Other Building Materials and Services	(4)		17		17	32
Composite Solutions	34		125	(a)	139 (b)	136

Total reportable segments	66		645		719	614

Reconciliation to Consolidated Income (Loss) Before Income Taxes

Chapter 11 related reorganization items	(10)		(45)		(45)	(54)
Asbestos litigation (claims) recoveries	—		13		(4,267)	24
Restructure costs and other credits (charges)	(50	)(c)	(18	)(d)	18 (e)	5 (f)
Employee emergence equity program	(6)		—		—	—
Impact of fresh-start accounting	(65	)(g)	—		—	—
General corporate income (expense)	5		(102)		(168)	(162)
Interest (expense) income, net	(29)		(241)		(739)	12
Gain on settlement of liabilities subject to compromise	—		5,864		—	—
Fresh-start accounting adjustments	—		3,049		—	—

CONSOLIDATED INCOME (LOSS) BEFORE INCOME TAX EXPENSE	$(89)		$9,165		$(4,482)	$439

(a)	Includes $45 million of gains on the sale of metal and $20 million of gains from insurance recoveries, for business interruption losses and other items, related to the July 2005 flood of our Taloja, India manufacturing facility. Both of these gains are reflected in the Consolidated Statement of Income (Loss) under the caption gain on sale of fixed assets and other.
(b)	Includes $7 million of gains on the sale of metals.
(c)	Includes $6 million of transaction costs related to the proposed OCV Reinforcements joint venture with Saint-Gobain, $27 million of restructuring cost and $17 million of other costs.
(d)	Includes $7 million of transaction costs related to the proposed OCV Reinforcements joint venture with Saint-Gobain, $12 million of restructuring cost and $1 million of other gains.
(e)	Includes income of $13 million due to changes in the Ohio tax law during 2005 and income of $5 million in gains on the early extinguishment of Asian debt.
(f)	Includes income of $5 million for restructuring and other charges.
(g)	Includes $44 million related to the impact of inventory write-up and $21 million related to the write-off of in-process research and development.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    SEGMENT DATA (continued)

	Successor	Predecessor
	December 31, 2006	December 31, 2005
	(In millions)
TOTAL ASSETS

Reportable Segments

Insulating Systems	$2,820	$993
Roofing and Asphalt	1,018	552
Other Building Materials and Services	689	430
Composite Solutions	1,781	1,326

Total reportable segments	6,308	3,301

Reconciliation to Consolidated Total Assets

Cash and cash equivalents	1,089	1,559
LIFO inventory valuation adjustment	37	(146)
Restricted cash – asbestos and insurance related	—	189
Restricted cash, securities and other – Fibreboard	—	1,433
Restricted cash – disputed distribution reserve	85	—
Deferred income taxes	549	1,432
Pension-related assets	8	471
Investments in affiliates	97	77
Corporate fixed assets and other assets	297	419

CONSOLIDATED TOTAL ASSETS	$8,470	$8,735

LONG-LIVED ASSETS BY GEOGRAPHIC REGION

United States	$1,828	$1,379
Europe	248	216
Canada and other	445	417

TOTAL LONG-LIVED ASSETS	$2,521	$2,012

	Successor	Predecessor
	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(In millions)
PROVISION FOR DEPRECIATION AND AMORTIZATION

Reportable Segments

Insulating Systems	$20	$65	$68	$65
Roofing and Asphalt	7	26	35	33
Other Building Materials and Services	4	16	13	16
Composite Solutions	16	76	85	88

Total reportable segments	47	183	201	202

Reconciliation to Consolidated Provision

General Corporate	22	26	33	33

CONSOLIDATED PROVISION FOR DEPRECIATION AND AMORTIZATION	$69	$209	$234	$235

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    SEGMENT DATA (continued)

	Successor	Predecessor
	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(In millions)
ADDITIONS TO PLANT AND EQUIPMENT
Reportable Segments
Insulating Systems	$31	$126	$125	$84
Roofing and Asphalt	19	23	22	24
Other Building Materials and Services	4	12	28	10
Composite Solutions	17	113	95	96

Total Reportable Segments	71	274	270	214

Reconciliation to Consolidated Additions to Plant and Equipment

General Corporate	6	10	18	18

CONSOLIDATED ADDITIONS TO PLANT AND EQUIPMENT	$77	$284	$288	$232

7.    EARNINGS PER SHARE

The following table presents the net income (loss) used in the basic and diluted earnings per share and reconciles weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share.

	Successor	Predecessor
	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(In millions)
Net income (loss) used for basic and diluted earnings per share	$(65)	$8,140	$(4,099)	$204

Weighted-average number of shares outstanding used for basic earnings per share	128.1	55.3	55.3	55.3
Non-vested restricted shares	—	—	—	—
Stock options	—	—	—	—
Warrants (see Note 22)	—	—	—	—
Deferred awards	—	—	—	—
Shares from assumed conversion of monthly income preferred securities	—	4.6	—	4.6

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	128.1	59.9	55.3	59.9

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    EARNINGS PER SHARE (continued)

Net income (loss) per common share was as follows:

	Successor	Predecessor
	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per share	$(0.51)	$147.20	$(74.08)	$3.68

Diluted net income (loss) per share	$(0.51)	$135.89	$(74.08)	$3.40

For the successor two months ended December 31, 2006, the number of shares used in the calculation of diluted earnings per share did not include 2.7 million common equivalent shares of non-vested restricted stock, 0.3 million common equivalent shares of restricted stock units, 2.1 million common equivalent shares of deferred awards, 15.7 million common equivalent shares from Series A Warrants and 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For the Predecessor twelve months ended December 31, 2005, the number of shares used in the calculation of diluted earnings per share did not include 14 thousand common equivalent shares of non-vested restricted stock, 24 thousand common equivalent shares of deferred awards and 4,566 thousand common equivalent shares from assumed conversion of preferred securities due to their anti-dilutive effect.

8.    INVENTORIES

Inventories are summarized as follows:

	Successor	Predecessor
	December 31, 2006	December 31, 2005
	(In millions)
Finished goods	$518	$457
Materials and supplies	194	166

FIFO inventory	712	623
Excess of FIFO over LIFO	—	(146)
Excess of LIFO over FIFO	37	—

Total inventories	$749	$477

In connection with the adoption of fresh-start accounting, inventories were recorded at fair value resulting in an increase of approximately $246 million, of which $44 million was charged to cost of sales in the Successor Consolidated Statements of Income (Loss) for the two months ended December 31, 2006.

Approximately $399 million and $310 million of FIFO inventories were valued using the LIFO method at December 31, 2006 and 2005, respectively.

During the first ten months of 2006 and fiscal 2005, certain inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with current year purchases, the effect of which decreased cost of goods sold by approximately $1 million for the ten months ended October 31, 2006 and approximately $2 million for the year ended December 31, 2005.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    INCOME TAXES

	Successor	Predecessor
	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(In millions)
Income (loss) before income taxes:
United States	$(145)	$9,130	$(4,634)	$265
Foreign	56	35	152	174

Total	$(89)	$9,165	$(4,482)	$439

Income tax expense (benefit):
Current
United States	$1	$49	$13	$43
State and local	—	1	10	6
Foreign	13	57	29	42

Total current	14	107	52	91

Deferred
United States	(43)	807	(416)	110
State and local	(4)	154	(45)	22
Foreign	5	(43)	22	4

Total deferred	(42)	918	(439)	136

Total income tax expense (benefit)	$(28)	$1,025	$(387)	$227

The reconciliation between the U.S. federal statutory rate and the Company’s effective income tax rate is:

	Successor	Predecessor
	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
United States federal statutory rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	4	4	5	5
Foreign tax rate differential	2	—	—	(3)
Change in valuation allowance, federal and state	—	(3)	(30)	—
Fresh-start accounting adjustments	(8)	(4)	—	—
Effect of gain on settlement of liabilities subject to compromise	—	(22)	—	9
Other, net	(2)	1	(1)	6

Effective tax rate	31%	11%	9%	52%

As of December 31, 2006, the Company has not provided for withholding or United States federal income taxes on approximately $704 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be permanently reinvested. If these undistributed earnings were not considered to be permanently reinvested, approximately $269 million of deferred income taxes would have been provided. On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act created a

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    INCOME TAXES (continued)

temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. During 2005, under this Act $220 million of earnings were repatriated, which were previously considered permanently reinvested outside the United States. Approximately $12 million of an additional tax provision was recognized for the taxes associated with this repatriation during 2005.

At December 31, 2006, the Company had federal, state and foreign net operating loss carryforwards of approximately $607 million, $2.141 billion and $269 million, respectively. If not utilized, the federal and state net operating loss carryforwards will expire through 2026 while the foreign net operating loss carryforwards will begin to expire in 2006, with the majority having no expiration date.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	Successor		Predecessor
	2006		2005
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(In millions)
Asbestos litigation claims	$870	$—	$3,383	$—
Other employee benefits	148	—	189	—
Pension plans	101	21	102	21
Operating loss carryforwards	378	—	344	—
Depreciation	16	412	3	298
Indefinite lived intangibles	—	453	—	—
State and local taxes	15	4	14	3
Other	308	244	544	437

Subtotal	1,836	1,134	4,579	759
Valuation allowance	(146)	—	(2,388)	—

Total deferred taxes	$1,690	$1,134	$2,191	$759

A valuation allowance is established to reflect deferred tax assets at amounts expected to be realized. As a result of OCD’s emergence from bankruptcy, the valuation allowance previously established for tax assets related to charges for asbestos-related liabilities was eliminated. The valuation allowance as of December 31, 2006 consisted of $99 million related to tax assets for certain state and foreign loss carryforwards and $47 million related to other items.

Management expects to realize its net deferred tax assets through income from future operations.

The valuation allowance as of December 31, 2005 consists of $2.299 billion related to tax assets for asbestos-related liabilities, $78 million related to tax assets for certain state and foreign loss carryforwards, and $11 million related to other items. During 2005, OCD and Fibreboard increased its asbestos-related reserves by $3.435 billion for OCD asbestos-related liabilities and $907 million for Fibreboard asbestos-related liabilities, for an aggregate charge of $4.342 billion, generating an additional deferred tax asset of approximately $1.672 billion. During 2005, OCD and Fibreboard evaluated the realization of its aggregate tax assets related to charges

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    INCOME TAXES (continued)

for asbestos-related liabilities in light of its financial position and Chapter 11 proceedings, including the plan of reorganization filed on December 31, 2005. As a result of such assessment, OCD and Fibreboard increased its valuation allowance for tax assets related to charges for asbestos-related liabilities by $1.363 billion in total, resulting in a $309 million net tax benefit in 2005. The calculation of the valuation allowance was dependent upon significant management estimates and assumptions related to the Chapter 11 proceedings.

On June 30, 2005, new Ohio state tax legislation was signed into law, the net impact of which is expected to be favorable to the Company in the future. However, the impact of this new legislation on net income during 2005 was a charge of $18 million. This charge was the result of an additional tax provision of approximately $31 million, primarily due to the write-off of Ohio deferred tax assets, including net operating loss carryforwards that will no longer be utilized to offset income taxes. This was partially offset by a credit of $13 million, recorded as other income, representing the present value of a portion of the amounts written off that may be used as credits against a new gross receipts tax in the future.

At the time of emergence, the Company was required to adopt FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) as of November 1, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies financial statements in accordance with FASB Statement No 109, “Accounting for Income Taxes”. As a result, the Company applies now a more-likely-than-not recognition threshold for all tax uncertainties. Since FIN 48 only allows the recognition of these tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities.

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2004 or state and local examinations for years before 2001. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2004 and 2005 in the first quarter of 2007 and will be examining the years the Company was in bankruptcy. The IRS has not proposed any adjustments to date and the examination is expected to end in 2010. The Company is also under examination for the income tax filings in various state and foreign jurisdictions.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    INCOME TAXES (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance as of November 1, 2006	$180
Tax Positions related to the current period
Gross Additions	3
Gross Reductions	—
Tax positions related to prior years
Gross Additions	—
Gross Reductions	—
Settlements	—
Lapses on Statutes of Limitations	—

Balance as of December 31, 2006	$183

The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate due to the impact of the recognition of the federal and state benefits, utilization of foreign tax credits, and foreign country offsets relating to transfer pricing adjustments.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies all interest and penalties as income tax expense. As of December 31, 2006, the Company has recorded $25 million in liabilities for tax related interest and penalties on its Consolidated Balance Sheets.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following (in millions):

		Successor
		December 31, 2006
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationship	19	$174	$(2)	$172
Technology	20	198	(2)	196
Franchise and other agreements	15	33	(1)	32
In process research and development		21	(21)	—
Non amortizable intangible assets:
Trademarks		898	—	898

		$1,324	$(26)	$1,298

Goodwill		$1,313

		Predecessor
		December 31, 2005
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationship	8	$10	$(4)	$6
Technology	13	8	(4)	4
Non amortizable intangible assets:
Trademarks		1	—	1

		$19	$(8)	$11

Goodwill		$215

Goodwill

As a result of applying fresh-start accounting, the changes in the net carrying amount of goodwill during fiscal year 2006 represent the elimination of $231 million of the Predecessor’s goodwill, the establishment of $1,313 million of the Successor’s goodwill and the impact of foreign currency translation.

Other Intangible Assets

The value assigned to the intangibles upon the adoption of fresh start accounting represents the Company’s best estimates of fair value based on internal and external valuations. As a result, the Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $21 million in each of the next five fiscal years.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Customer Relationships

The Company assigned value to its customer relationships based on the propensity of these customers to continue to generate predictable future recurring revenue and income. The value was based on the present value of the future earnings attributable to the intangible assets after recognition of required returns to other contributory assets. The average amortization period of 19 years is based on historical attrition rates and the expected cash flows.

Technology

The value assigned to technology includes value for patent and unpatented proprietary know-how and expertise as embodied in the processes, specifications and testing of products. The value assigned is based on the relief-from-royalty method which applies a fair royalty rate for the technology group to forecasted revenue. Royalty rates were determined based on discussions with management and a review of royalty data for similar or comparable technologies. The amortization periods are based on the expected useful lives of the products for which the technology relates.

Franchise and Other Agreements

The Company assigned value to Construction Service’s franchise relationships as these franchises are expected to continue to generate predictable future recurring revenue and income from operations. The value is based on the present value of future earnings attributable to the franchise agreements after recognition of required returns to other contributory assets. The amortization period of 15 years is based on the contract term and renewal periods.

In Process Research and Development

The Company assigned value to two distinct projects which met the criteria defined by the American Institute of Certified Public Accountants practice aid entitled Assets Acquired in a Business Combination to be Used in Research and Development Activities. The criterion included control, economic benefit, measurability, no alternative future use and substance. Each project was valued based on its future revenue and income projections for upside and downside scenarios for the specific project. The value assigned represents the present value of the difference in net cash flows between the upside and downside scenarios discounted based on the weighted average return on assets. In accordance with SFAS No. 141, the values assigned to these projects as part of fresh start accounting were immediately expensed in November and recorded within science and technology expense.

Tradenames / Trademarks

Tradenames such as Owens Corning, PINK, Cultured Stone, Norandex, Fabwel, Foamular and Trumbull are considered valuable intangible assets because of their potential to generate sales and income. As part of fresh start accounting, value was assigned to each tradename based on its earnings potential or relief from costs associated with licensing the tradenames. As the Company expects to continue using each tradename indefinitely with respect to their product lines, they have been assigned an indefinite life and will be tested annually for impairment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Insulating Systems	Roofing & Asphalt	Other Building Materials & Services	Composite Solutions	Total
Balance as of December 31, 2005 (Predecessor)	$158	$9	$1	$47	$215
Acquisition of Modulo™/ParMur Group	—	—	13	—	13
Foreign Exchange	2	—	(1)	2	3
Fresh Start Eliminations	(160)	(9)	(13)	(49)	(231)
Fresh Start Additions	852	261	142	58	1,313

Balance as of October 31, 2006 (Successor)	852	261	142	58	1,313
Foreign Exchange	—	—	—	—	—

Balance as of December 31, 2006 (Successor)	$852	$261	$142	$58	$1,313

The Successor Company has elected the fourth quarter to perform its annual testing for goodwill impairment. The Company will test goodwill for impairment as of October 1st of each fiscal year going forward, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as required in SFAS No. 142.

11.    ACQUISITIONS OF BUSINESSES

On May 1, 2006, the Predecessor completed its acquisition of Asahi Glass Co. Ltd.’s composite manufacturing facility located near Tokyo, Japan. The purchase price was approximately $8 million, subject to adjustment up to an additional $5 million, to be paid out in the future, if certain income thresholds are met. The pro-forma effect of this acquisition on revenues and earnings was not material.

In September 2006, the Predecessor completed its acquisition of the Modulo™/ParMur Group, a market-leading producer and distributor of manufactured stone veneer in Europe. This acquisition will further the global expansion of the Company’s manufactured stone veneer business in the European building products market. The purchase price was approximately $32 million. The pro-forma effect of this acquisition on revenues and earnings was not material.

On April 2, 2004, the Predecessor purchased the remaining 60% ownership interest in its Mexican affiliate, Vitro-Fibras, S.A. for approximately $73 million. This purchase strengthens the Company’s operating position in Mexico, as well as provides a supply of low-cost manufacturing capacity to service the North American market for both fiberglass insulation and reinforcements. The Predecessor accounted for this transaction under the purchase method of accounting, whereby the assets acquired and liabilities assumed were recorded at their fair values. During the first quarter of 2004, this affiliate was accounted for under the equity method. The Predecessor began consolidating this subsidiary in April 2004. The proforma effect of this acquisition on revenues and earnings was not material.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.    INVESTMENTS IN AFFILIATES

At December 31, 2006 and 2005, the ownership percentage in affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, included:

	Successor	Predecessor
	2006	2005
Arabian Fiberglass Insulation Company, Ltd. (Saudi Arabia)	49%	49%
Automotive Composite Solutions (International)	26%	26%
Fast Trak Application Development LLC	49%	—
Fiberteq LLC (U.S.)	50%	50%
Neptco LLC (U.S.)	50%	50%
Owens Corning South Africa (Pty) Ltd.	40%	46%
Violet Reinforcements, S. de R.L. (Mexico)	50%	50%

The following tables provide summarized financial information on a combined 100% basis for the affiliates accounted for under the equity method:

	Successor	Predecessor
	2006	2005	2004
	(In millions)
At December 31:
Current assets	$85	$81	$83
Noncurrent assets	135	145	146
Current liabilities	35	43	35
Noncurrent liabilities	6	7	9

	Successor	Predecessor
	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(In millions)
Net sales	$ 40	$ 197	$ 209	$ 162
Gross margin	6	34	30	20
Net income (loss)	1	10	(2)	11

The Company’s carrying amount for entities accounted for under the equity method exceeded the Company’s underlying equity in net assets by $17 million. This difference is the result of adopting fresh-start accounting at the Effective Date, which resulted in a write-up of assets of $17 million.

Dividends received from entities accounted for under the equity method for the Successor’s two months ended December 31, 2006, the Predecessor’s ten months ended October 31, 2006 and the Predecessor’s years ended December 31, 2005 and 2004 were $3 million, $3 million, $2 million, and less than $1 million, respectively. Undistributed earnings of affiliates was a loss of less than $1 million for the Successor’s two months ended December 31, 2006.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.    LEASES

The Company leases certain equipment and facilities under operating leases, some of which include cost-escalation clauses, expiring on various dates through 2025. Total rental expense charged to operations was $14 million in the Successor two months ended December 31, 2006, $67 million in the Predecessor ten months ended October 31, 2006, $80 million in the Predecessor’s year ended December 31, 2005, and $81 million in the Predecessor’s year ended December 31, 2004. At December 31, 2006, the minimum future rental commitments under non-cancelable operating leases with initial maturities greater than one year payable over the remaining lives of the leases are:

Period	Minimum Future Rental Commitments
(In millions)
2007	$ 64
2008	49
2009	37
2010	26
2011	19
2012 and beyond	86

$281

14.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2006 and 2005:

	Successor	Predecessor
	2006	2005
	(In millions)
Accounts payable	$507	$527
Payroll and vacation pay	131	231
Payroll, property, and miscellaneous taxes	110	64
Accrued pre-petition liabilities	93	—
Other employee benefits liability	50	64
Legal and audit fees	42	40
Restructure	29	—
Warranty	28	35
Other	91	65

Total	$1,081	$1,026

15.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS)

2006 CHARGES

As a result of evaluating market conditions in the second half of 2006, actions were taken to close facilities, exit certain product lines and reduce operating costs. The Successor initiated actions which resulted in approximately $44 million in pretax charges, comprised of a $27 million pretax restructure charge and $17 million of pretax other charges. The $17 million of other pretax charges were included in the Consolidated Statements of Income (Loss) under the caption cost of sales.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS) (continued)

The Predecessor initiated actions, which resulted in approximately $11 million in pretax charges during the ten months ended October 31, 2006, comprised of a $12 million pretax restructure charge and $1 million of pretax other income. The $1 million of pretax other income was reported as a $2 million charge to the Consolidated Statements of Income (Loss) under the caption cost of sales and $3 million of income to the Consolidated Statements of Income (Loss) under the caption gain (loss) on sale of fixed assets and other.

Insulating Systems

In the Successor period, this business initiated actions, which resulted in $2 million in restructure charges related to severance costs associated with the elimination of approximately 40 employees due to a plant closure.

Roofing and Asphalt

In the Successor period, this business initiated actions, which resulted in $13 million in restructure charges, comprised of severance costs of $3 million associated with the elimination of approximately 20 positions, primarily administrative personnel, and contract termination costs of $10 million associated with the termination of two supply contracts.

In the Predecessor period, this business initiated actions, which resulted in $1 million in restructure and other charges, comprised of $2 million in restructure charges and $1 million in other income. The restructure charges of $2 million were related to the severance of approximately 110 positions associated with the closure of two facilities. Other income of $1 million results from an $11 million gain on sale of one facility offset by a $7 million charge for excess costs associated with servicing storm-related demand in the Southeastern United States and a $3 million impairment of fixed assets and inventory associated with the closure of the two facilities.

Composite Solutions

In the Successor period, this business initiated actions, which resulted in $5 million in other charges, related to impairment of fixed assets and inventory associated with the discontinuation of a product.

In the Predecessor period, this business initiated actions, which resulted in $10 million in restructure charges, comprised of $8 million associated with the severance of approximately 160 positions and $2 million for dismantling of production equipment.

Other Building Materials and Services

In the Successor period, this business initiated actions, which resulted in $24 million in restructure and other charges, comprised of $12 million in restructure charges and $12 million in other charges. The $12 million in restructure charges include $9 million of severance costs associated with the elimination of approximately 820 positions due to the exit of the HOMExperts business and the closure of approximately 10 distribution branch locations. The remaining $3 million primarily relates to lease termination costs associated with the closure of several distribution branches and HOMExperts locations. The $12 million in other charges related to costs associated with the exit of the HOMExperts business consisting of $2 million in impairment of fixed assets, $8 million of additional uncollectible receivables, and $2 million of additional warranty costs.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS) (continued)

Status of Liability for Restructuring Programs

The following table summarizes the status of the unpaid liabilities from the Company’s restructuring actions (in millions).

	Successor	Predecessor
	December 31, 2006	October 31, 2006
Beginning balance	$8	$—
Amounts accrued for current year	27	12
Cash payments	(6)	(4)

Ending balance	$29	$8

2005 Credits

During 2005, due to new Ohio state tax legislation, the Predecessor recorded a pretax credit in the consolidated statements of income (loss) under the caption “other” of approximately $13 million representing the present value of the net operating losses that will be allowed to be taken as credits against a new gross receipts tax. The Predecessor also renegotiated certain Asian debt, resulting in a gain of $5 million related to the forgiveness of such debt. This gain was also recorded in the consolidated statements of income (loss) under the caption “other”.

2004 Credits

During 2004, the Predecessor recorded a pretax credit to the consolidated statements of income (loss) under the caption cost of sales of approximately $5 million, representing a gain realized on the sale of a manufacturing facility during the first quarter of 2004. The assets associated with this sale were previously written down when the facility was shutdown in 2002.

16.    WARRANTIES

A liability for warranty obligations is recorded at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities for the years ended December 31, 2006 and 2005 is as follows:

	Successor	Predecessor
	December 31, 2006	October 31, 2006	December 31, 2005
	(In millions)
Beginning balance	$51	$62	$48
Accruals for warranties issued during the year	2	14	17
Accruals related to pre-existing warranties	—	2	14
Settlements of warranty claims	(3)	(15)	(17)
Fresh-start present value adjustment	—	(12)	—

Ending balance	$50	$51	$62

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    WARRANTIES (continued)

In conjunction with fresh-start accounting, the long-term portion of warranty obligations was recorded at the net present value as of October 31, 2006, using current interest rates. Amortization of the net present value was less than $1 million for the Successor two months ended December 31, 2006.

17.    DEBT

Details of our outstanding long-term debt for the years ended December 31, 2006 and 2005 is as follows:

	Successor	Predecessor
	2006	2005
	(In millions)
6.50% Senior Notes, net of discount, due 2016	$648	$—
7.00% Senior Notes, net of discount, due 2036	539	—
Internal Revenue Service note, maturing 2012, 8.00%	89	—
Various foreign bank variable interest loans maturing through 2009	25	22
Various capital leases due through 2050	20	14
Other long-term debt maturing through 2017, at rates from 3.00% to 9.00%	14	6
Guaranteed debentures due in 2001, 10%	—	7

	1,335	49
Less – current portion	39	13

Total long-term debt	$1,296	$36

Senior Notes

We conducted a debt offering for $1.2 billion (collectively, the “Senior Notes”) concurrently with our emergence from bankruptcy on the Effective Date. The proceeds of this offering were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.

The Senior Notes consist of $650 million aggregate principal amount of 6.50% notes due December 1, 2016 and $550 million aggregate principal amount of 7.00% notes due December 1, 2036 with effective interest rates of 6.62% and 7.23%, respectively. Interest on each series of notes is payable on June 1 and December 1 of each year, beginning on June 1, 2007. We may redeem some or all of the notes at any time at a “make-whole” redemption price.

The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future unsecured senior indebtedness of the Company. The Senior Notes rank senior in right of payment to any subordinated indebtedness of the Company and are effectively subordinated to Owens Corning’s secured indebtedness, to the extent of the value of the collateral securing such indebtedness.

The Senior Notes are also guaranteed by each of the Company’s current and future United States subsidiaries that is a borrower or a guarantor under the Credit Agreement (defined below). Each guaranty of the Senior Notes is a general unsecured obligation of the guarantors and ranks pari passu with all existing and future unsecured senior indebtedness of the subsidiary guarantors. The guarantees of the Senior Notes rank senior in right of payment to any subordinated indebtedness of the guarantors and are effectively subordinated to the guarantor’s secured indebtedness, to the extent of the value of the collateral securing such indebtedness.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    DEBT (continued)

The Senior Notes were initially offered and sold to qualified institutional buyers in reliance on Rule 144A of the Securities Act. In connection with the offering, the parties entered into a registration rights agreement whereby we agreed to file a registration statement with the Securities and Exchange Commission for an offering pursuant to which notes substantially identical to the original notes will be offered in exchange for the then outstanding notes. Owens Corning has the option to redeem all or part of the Senior Notes at a specified price and is obligated to repurchase the Senior Notes at a specified price upon the occurrence of certain contingencies. We are subject to certain restrictive covenants in connection with the issuance of the Senior Notes.

Senior Credit Facilities

On October 31, 2006, the Company entered into a credit agreement with Citibank, N.A., as administrative agent, and various lenders, which are parties thereto. The new credit agreement (the “Credit Agreement”), created two credit facilities (the “Credit Facilities”), consisting of:

•	a $1.0 billion multi-currency senior revolving credit facility; and
•	a $600 million delayed-draw senior term loan facility.

The Credit Facilities each have a five-year maturity. Proceeds from the revolving credit facility are available for general working capital needs and for other general corporate purposes. The term loan will be used to partially fund payments to the 524(g) Trust in January of 2007. The revolving credit facility is comprised of a U.S. facility, a Canadian facility and a European facility. The Credit Agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates.

Any obligations under the Credit Facilities are unconditionally and irrevocably guaranteed by the Company’s material wholly-owned United States subsidiaries, whether now existing or later acquired. The Company had no existing obligations under the Credit Facilities at December 31, 2006.

The Credit Agreement also requires payment to the lenders of a commitment fee based on the average daily unused commitments under the Credit Facilities at rates based upon the applicable corporate credit ratings of the Company. Voluntary prepayments of the loans and voluntary reductions of the unutilized portion of the commitments under the Credit Facilities are permissible without penalty, subject to certain conditions.

The Credit Agreement contains financial, affirmative and negative covenants that we believe are usual and customary for a senior unsecured credit agreement.

The aggregate maturities for all long-term debt issues for each of the five years following December 31, 2006 and thereafter are:

Year	(In millions)
2007	$ 39
2008	24
2009	24
2010	16
2011	16
Thereafter	1,216

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    DEBT (continued)

As the result of the Third Circuit Court of Appeal’s reversal of the District Court’s order on substantive consolidation and the Predecessor’s evaluation of the distributable values (considered on a non-substantively consolidated basis) of the Predecessor and certain of its Debtor and non-Debtor subsidiaries, results for the ten months ended October 31, 2006 included expense of $209 million for interest on OCD’s pre-petition credit facility and 2005 results included $735 million of interest expense on OCD’s pre-petition credit facility for the period from the Petition Date through December 31, 2005, relating to post-petition interest and certain other fees.

In connection with the bankruptcy filing, the Debtors obtained a $500 million debtor-in-possession credit facility from a group of lenders led by Bank of America, N.A. This facility was terminated upon our emergence from bankruptcy.

Short Term Debt

At December 31, 2006 and 2005, short-term borrowings were $1.401 billion and $6 million, respectively. The December 31, 2006 balance includes a note payable to the 524(g) Trust of $1.390 billion. The remaining short-term borrowings for both years consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 7.0% and 3.5% at December 31, 2006 and 2005, respectively.

There were no unused short-term lines of credit at December 31, 2006 or 2005.

18.    PENSION PLANS

The Company sponsors several defined benefit pension plans covering most employees. Under the plans, pension benefits are based on an employee’s years of service and, for certain categories of employees, qualifying compensation. Company contributions to these pension plans are determined by an independent actuary to meet or exceed minimum funding requirements. The unrecognized cost of retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB statements No. 87, 88, 106, and 132R” (“SFAS 158”), including the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end, upon emergence from bankruptcy. Prior to adoption of SFAS 158, the Company used an October 31 measurement date.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    PENSION PLANS (continued)

The following tables provide a reconciliation of the change in the projected benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheets for the period from October 31, 2006 to December 31, 2006:

	Successor
	December 31, 2006 Measurement Date
	United States Plans	Non-United States Plans	Total
	(In millions)
Change in Projected Benefit Obligation

Benefit obligation at October 31, 2006	$1,026	$505	$1,531
Service cost	4	1	5
Interest cost	10	4	14
Actuarial gain	(5)	(15)	(20)
Currency loss	—	3	3
Benefits paid	(11)	(3)	(14)

Benefit obligation at December 31, 2006	$1,024	$495	$1,519

Change in Plan Assets

Fair value of assets at October 31, 2006	$824	$372	$1,196
Actual return on plan assets	19	8	27
Currency gain	—	1	1
Company contributions	—	6	6
Benefits paid	(11)	(3)	(14)

Fair value of assets at December 31, 2006	$832	$384	$1,216

Funded status	$(192)	$(111)	$(303)

Amounts Recognized in the Consolidated Balance Sheet

Prepaid pension cost	$—	$7	$7
Accrued pension cost – current	(1)	—	(1)
Accrued pension cost – noncurrent	(191)	(118)	(309)

Net amount recognized	$(192)	$(111)	$(303)

Amounts Recorded in Accumulated Other Comprehensive Income

Net actuarial gain	$(13)	$(19)	$(32)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    PENSION PLANS (continued)

	Predecessor
	October 31, 2006 Measurement Date			October 31, 2005 Measurement Date
	United States Plans	Non-United States Plans	Total	United States Plans	Non-United States Plans	Total
	(In millions)
Change in Projected Benefit Obligation

Benefit obligation at beginning of period	$1,032	$394	$1,426	$1,046	$383	$1,429
Service cost	18	4	22	22	3	25
Interest cost	48	18	66	58	21	79
Actuarial (gain) loss	15	58	73	(2)	25	23
Currency (gain) loss	—	34	34	—	(24)	(24)
Acquisitions	—	14	14	—	—	—
Plan amendments	(1)	—	(1)	—	—	—
Benefits paid	(84)	(16)	(100)	(91)	(14)	(105)
Benefits paid directly by Company	(2)	(1)	(3)	(1)	—	(1)

Benefit obligation at end of period	$1,026	$505	$1,531	$1,032	$394	$1,426

Change in Plan Assets

Fair value of assets at beginning of period	$813	$320	$1,133	$813	$301	$1,114
Actual return on plan assets	61	31	92	52	35	87
Currency gain (loss)	—	25	25	—	(16)	(16)
Company contributions	34	9	43	39	14	53
Acquisitions	—	3	3	—	—	—
Benefits paid	(84)	(16)	(100)	(91)	(14)	(105)

Fair value of assets at end of period	$824	$372	$1,196	$813	$320	$1,133

Funded status	$(202)	$(133)	$(335)	$(219)	$(74)	$(293)
Unrecognized net transition asset	—	—	—	—	(2)	(2)
Unrecognized net actuarial loss	—	—	—	546	151	697
Unrecognized prior service cost	—	—	—	27	2	29
Company contributions made subsequent to October 31, 2005 measurement date	N/A	N/A	N/A	—	1	1

Net amount recognized at October 31, 2006 and December 31, 2005, respectively	$(202)	$(133)	$(335)	$354	$78	$432

Amounts Recognized in the Consolidated Balance Sheet

Prepaid pension cost	$—	$3	$3	$—	$36	$36
Accrued pension cost	(202)	(136)	(338)	(218)	(60)	(278)
Intangible asset	—	—	—	27	1	28
Accumulated other comprehensive loss	—	—	—	545	101	646

Net amount recognized	$(202)	$(133)	$(335)	$354	$78	$432

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    PENSION PLANS (continued)

The following table presents information about the projected benefit obligation, accumulated benefit obligation and plan assets of the Company’s pension plans.

	December 31, 2006 Measurement Date			October 31, 2006 Measurement Date			October 31, 2005 Measurement Date
	United States	Non-United States	Total	United States	Non-United States	Total	United States	Non-United States	Total
	(In millions)
Plans with ABO in excess of fair value of plan assets:
Projected benefit obligation	$1,024	$356	$1,380	$1,026	$432	$1,458	$1,032	$328	$1,360
Accumulated benefit obligation	1,022	337	1,359	1,024	409	1,433	1,030	308	1,338
Fair value of plan assets	832	238	1,070	824	295	1,119	813	249	1,062

Plans with fair value of assets in excess of ABO:
Projected benefit obligation	$—	$139	$139	$—	$73	$73	$—	$66	$66
Accumulated benefit obligation	—	127	127	—	64	64	—	58	58
Fair value of plan assets	—	146	146	—	77	77	—	71	71

Total projected benefit obligation	$1,024	$495	$1,519	$1,026	$505	$1,531	$1,032	$394	$1,426
Total accumulated benefit obligation	1,022	464	1,486	1,024	473	1,497	1,030	366	1,396
Total plan assets	832	384	1,216	824	372	1,196	813	320	1,133

Weighted-Average Assumptions Used to Determine Benefit Obligation

The following table presents weighted average assumptions used to determine the benefit obligations as of the measurement dates noted.

	December 31, 2006 Measurement Date	October 31, 2006 Measurement Date	October 31, 2005 Measurement Date
United States Plan
Discount rate	5.90%	5.85%	5.80%
Rate of compensation increase	5.41%	5.41%	5.44%

Non-United States Plans
Discount rate	4.95%	4.78%	5.20%
Rate of compensation increase	3.90%	3.90%	3.69%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    PENSION PLANS (continued)

Components of Net Periodic Pension Cost

The following table presents the components of net periodic pension cost for the periods noted.

	Successor	Predecessor
	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(In millions)
Service cost	$5	$22	$25	$25
Interest cost	14	66	79	77
Expected return on plan assets	(15)	(67)	(80)	(73)
Amortization of transition amount	—	—	(1)	(1)
Amortization of prior service cost	—	5	4	—
Amortization of actuarial loss	—	41	49	49
Curtailment/settlement loss	—	1	—	1

Net periodic benefit cost	$4	$68	$76	$78

Weighted-Average Assumptions Used to Determine Net Periodic Pension Cost

The following table presents weighted average assumptions as determined at the measurement dates noted.

	Successor	Predecessor
	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
United States Plans
Discount rate	5.85%	5.80%	5.85%	6.25%
Expected return on plan assets	8.00%	7.50%	7.50%	8.00%
Rate of compensation increase	5.41%	5.44%	5.44%	6.00%

Non-United States Plans
Discount rate	4.78%	5.10%	5.59%	5.70%
Expected return on plan assets	6.94%	6.68%	6.70%	6.70%
Rate of compensation increase	3.90%	3.69%	3.72%	3.80%

The expected return on plan assets assumption is derived by taking into consideration the current plan asset allocation, historical rates of return on those assets and projected future asset class returns. An asset return model is used to develop an expected range of returns on plan investments over a 20 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The result is then rounded to the nearest 25 basis points.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    PENSION PLANS (continued)

Other Comprehensive Income

For the two month period ended December 31, 2006, the Company recognized net actuarial gains of $32 million on the balance sheet, recorded as a $4 million increase in prepaid pension cost and a $28 million decrease in accrued pension cost. This amount was recorded as a credit to other comprehensive income ($20 million net of tax). An insignificant amount of the $32 million balance in other comprehensive income is expected to be recognized as net periodic pension cost during 2007.

For the ten month period ended October 31, 2006, there were no amounts recognized in other comprehensive income. All amounts previously recorded in other comprehensive income were reversed as part of fresh-start accounting.

During 2005 and 2004, adjustments to the additional minimum liability resulted in other comprehensive income of $48 million and other comprehensive loss of $38 million, respectively.

Plan Assets

Asset allocations for the United States pension plan are presented below.

Asset Category	December 31, 2006 Measurement Date	October 31, 2006 Measurement Date	October 31, 2005 Measurement Date
Equity	42%	40%	38%
Fixed income and cash equivalents	56%	58%	62%
Real estate	2%	2%	0%

During 2004 and the first eleven months of 2005, the investment policy was to have plan assets, excluding contributions made from 2003 to 2007, invested 50% in equity securities and 50% in a bond portfolio whose duration approximately matches expected benefit payments after 2007. In December 2005, the investment policy was revised so that the target asset allocation, excluding contributions made through 2007, is made up of 45% debt securities, 40% equity securities, 10% real estate and 5% real assets. This change did not impact the expected return on plan asset assumption selected at the October 31, 2005 measurement date. Contributions made from 2003 to 2007, have been invested in an index fund which replicates the return of the Lehman Aggregate Bond Index Fund.

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s pension plans:

Year	Estimated Benefit Payments
(In millions)
2007	105
2008	109
2009	110
2010	110
2011	110
2012-2016	564

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    PENSION PLANS (continued)

Contributions

Owens Corning expects to contribute approximately $100 million in cash to the United States pension plan during 2007 and approximately $10 million to non-United States plans. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements.

Defined Contribution Plans

The Company sponsors two defined contribution plans which are available to substantially all United States employees. The Company matches a percentage of employee contributions up to a maximum level. The Successor recognized expense of $4 million during the two months ended December 31, 2006, and the Predecessor recognized expense of $25 million during the ten month period ending October 31, 2006, $25 million during 2005, and $22 million during 2004, for matching contributions to these plans.

Impact of Adopting SFAS 158

SoP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, requires that a company, at the time it adopts fresh-start accounting, adopt changes in accounting principles that will be required in the financial statements within twelve months. As a result, the Company adopted the provisions of SFAS 158, including the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end, upon emergence from bankruptcy. Because the accounting for pension plans under fresh-start accounting, specifically SFAS 141, “Business Combinations”, requires a company to record the pension asset or liability as the difference between the projected benefit obligation and plan assets, there was no impact of adopting SFAS 158.

19.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company and its subsidiaries maintain health care and life insurance benefit plans for certain retired employees and their dependents. The health care plans in the United States are non-funded and pay either (1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or (2) fixed amounts of medical expense reimbursement.

Employees become eligible to participate in the United States health care plans upon retirement if they have accumulated 10 years of service after age 45, 48, or 50, depending on the category of employee. Effective January 1, 2006, the Predecessor significantly reduced the subsidy for post-65 retiree health care coverage, except for certain grandfathered groups. For employees hired after December 31, 2005, the Predecessor does not provide subsidized retiree health care. Some of the plans are contributory, with some retiree contributions adjusted annually. The Company has reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements.

The Company adopted the provisions of SFAS 158, including the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end, upon emergence from bankruptcy. Prior to adoption of SFAS 158, the Company used an October 31 measurement date.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION          (continued)

The following tables provide a reconciliation of the change in the accumulated benefit obligation and amounts recognized in the Consolidated Balance Sheet for the period from October 31, 2006 to December 31, 2006:

	Successor
	December 31, 2006 Measurement Date
	United States Plans	Non-United States Plans	Total
	(In millions)
Change in Accumulated Postretirement Benefit Obligation

Benefit obligation at October 31, 2006	$302	$26	$328
Service cost	1	—	1
Interest cost	3	—	3
Actuarial gain	(1)	—	(1)
Currency gain	—	(1)	(1)
Benefits paid	(3)	—	(3)

Benefit obligation at December 31, 2006	$302	$25	$327

Funded status	$(302)	$(25)	$(327)

Amounts Recognized in the Consolidated Balance Sheet

Accrued benefit obligation – current	$(24)	$(1)	$(25)
Accrued benefit obligation – noncurrent	(278)	(24)	(302)

Net amount recognized	$(302)	$(25)	$(327)

Amounts Recorded in Accumulated Other Comprehensive Income

Net actuarial gain	$(1)	$—	$(1)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION          (continued)

	Predecessor
	October 31, 2006 Measurement Date			October 31, 2005 Measurement Date
	United States Plans	Non-United States Plans	Total	United States Plans	Non-United States Plans	Total
	(In millions)
Change in Accumulated Postretirement Benefit Obligation

Benefit obligation at beginning of period	$359	$24	$383	$448	$21	$469
Service cost	4	—	4	9	—	9
Interest cost	16	1	17	24	1	25
Amendments	(40)	—	(40)	(42)	—	(42)
Actuarial (gain) loss	(18)	1	(17)	(51)	2	(49)
Currency loss	—	1	1	—	1	1
Benefits paid	(20)	(1)	(21)	(29)	(1)	(30)
Medicare Part D reimbursement	1	—	1	—	—	—

Benefit obligation at end of period	$302	$26	$328	$359	$24	$383

Funded status	$(302)	$(26)	$(328)	$(359)	$(24)	$(383)
Unrecognized net actuarial loss	—	—	—	22	6	28
Unrecognized prior service cost	—	—	—	(58)	—	(58)
Benefit payments made subsequent to October 31, 2005 measurement date	N/A	N/A	N/A	3	—	3

Net amount recognized at October 31, 2006 and December 31, 2005, respectively	$(302)	$(26)	$(328)	$(392)	$(18)	$(410)

Amounts Recognized in the Consolidated Balance Sheet

Accrued benefit obligation – current	$(25)	$(2)	$(27)	$(28)	$(2)	$(30)
Accrued benefit obligation – noncurrent	(277)	(24)	(301)	(364)	(16)	(380)

Net amount recognized	$(302)	$(26)	$(328)	$(392)	$(18)	$(410)

Weighted-Average Assumptions Used to Determine Benefit Obligations

The following table presents the discount rates used to determine the benefit obligations as of the measurement dates noted.

	December 31, 2006 Measurement Date	October 31, 2006 Measurement Date	October 31, 2005 Measurement Date
United States Plans	5.80%	5.80%	5.80%
Non-United States Plans	5.05%	5.00%	5.25%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION          (continued)

Components of Net Periodic Postretirement Benefit Cost

The following table presents the components of net periodic postretirement benefit cost for the periods noted.

	Successor	Predecessor
	2 Months Ended December 31, 2006	10 Months Ended October 31, 2006	12 Months Ended December 31, 2005	12 Months Ended December 31, 2004
	(In millions)
Service cost	$1	$4	$9	$9
Interest cost	3	17	25	28
Amortization of prior service cost	—	(11)	(6)	(6)
Amortization of actuarial loss	—	1	3	6

Net periodic postretirement benefit cost	$4	$11	$31	$37

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

The following table presents the discount rates used to determine net periodic postretirement benefit cost for the periods noted.

	Successor	Predecessor
	2 Months Ended December 31, 2006	10 Months Ended October 31, 2006	12 Months Ended December 31, 2005	12 Months Ended December 31, 2004
United States Plans	5.80%	5.80%	5.85%	6.25%
Non-United States Plans	5.00%	5.25%	5.85%	6.25%

The following table presents health care cost trend rates used to determine net periodic postretirement benefit cost for the periods noted, as well as information regarding the ultimate rate and the year in which the ultimate rate is reached.

	Successor	Predecessor
	2 Months Ended December 31, 2006	10 Months Ended October 31, 2006	12 Months Ended December 31, 2005	12 Months Ended December 31, 2004
United States Plans
Initial rate at end of year	9.00%	10.00%	8.00%-9.50%	9.00%-11.00%
Ultimate rate	4.75%	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2014	2010	2007	2008
Non-United States Plans
Initial rate at end of year	7.80%	10.00%	10.00%	8.90%
Ultimate rate	4.50%	5.00%	4.50%	4.50%
Year in which ultimate rate is reached	2009	2009	2009	2008

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION          (continued)

The health care cost trend rate assumption can have a significant effect on the amounts reported. To illustrate, a one-percentage point change in the December 31, 2006 assumed health care cost trend rate would have the following effects.

	1-Percentage Point
	Increase	Decrease
	(In millions)
Increase (decrease) in total service cost and interest cost components of net periodic postretirement benefit cost	0.2	(0.2)
Increase (decrease) of accumulated postretirement benefit obligation	15.4	(14.0)

Other Comprehensive Income

For the two month period ended December 31, 2006, the Company recognized net actuarial gains of approximately $1 million on the balance sheet. This amount was recorded as a credit to other comprehensive income ($800 thousand net of tax). None of the $1 million balance in other comprehensive income is expected to be recognized as net periodic postretirement benefit cost during 2007.

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s postretirement benefit plans:

Year	Estimated Benefit Payments Before Medicare Subsidy	Estimated Medicare Subsidy	Estimated Benefit Payments Net of Medicare Subsidy
	(In millions)
2007	$ 28	$ (3)	$ 25
2008	29	(3)	26
2009	29	(3)	26
2010	30	(3)	27
2011	30	(3)	27
2012-2016	146	(11)	135

Impact of Adopting SFAS 158

SoP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, requires that a company, at the time it adopts fresh-start accounting, adopt changes in accounting principles that will be required in the financial statements within twelve months. As a result, the Company adopted the provisions of SFAS 158, including the requirement to measure the benefit obligation as of the date of the Company’s fiscal year end, upon emergence from bankruptcy. Because the accounting for other postretirement benefit plans under fresh-start accounting, specifically SFAS 141, requires a company to record a liability equal to the accumulated postretirement benefit obligation, there was no impact of adopting SFAS 158.

Plan Amendment

During the third quarter of 2005, the Predecessor announced plans to amend certain provisions of the United States postretirement health care plans, effective January 1, 2006. Depending on the category of the employee, the changes consist of discontinuing subsidized post-65 retiree health care coverage, except for certain

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSION          (continued)

grandfathered groups, and providing only non-subsidized retiree health care coverage for employees hired after December 31, 2005. The changes to the plan resulted in a net decrease of the accumulated postretirement benefit obligation of $42 million. This amount was accounted for as prior service cost, and a portion was amortized into net periodic postretirement benefit cost in the first ten months of 2006. The remaining gain was subsequently recognized upon adoption of fresh-start accounting.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “MPD Act”) became law. The MPD Act establishes a prescription drug benefit under Medicare, known as “Medicare Part D”, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting for the Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”), which became effective for the first interim period beginning after June 15, 2004.

During the third quarter of 2004, the Predecessor’s independent actuary performed a measurement of the effects of the MPD Act on the APBO for certain Predecessor retiree healthcare plans. As a result of the measurement, it was determined that benefits provided by those plans were at least actuarially equivalent to Medicare Part D. The determination was based on application of proposed regulations set forth by the Center for Medicare and Medicaid Services (CMS) in August 2004. In January 2005, the CMS released final guidance on determining actuarial equivalence. The final regulations did not have a significant impact on the calculations previously provided by the actuary, and the Predecessor expected to be entitled to the subsidy on the plans deemed eligible for the subsidy in all years after 2005.

The Predecessor adopted the provisions of the MPD Act on a retrospective basis, which required remeasurement of plan assets and the APBO as of December 31, 2003. In accordance with the implementation guidance provided by FAS 106-2, the effects of the remeasurement impacted the Predecessor’s financial statements beginning on March 1, 2004. The remeasurement of plan assets and the APBO resulted in a $24 million decrease in the plan’s APBO, which was treated as an actuarial gain and was recognized through net periodic postretirement benefit expense through October 31, 2006, at which time the remaining portion of the unrecognized gain was recognized upon adoption of fresh-start accounting.

Postemployment Benefits

The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits liability at December 31, 2006, October 31, 2006 and December 31, 2005 were $28 million, $28 million and $32 million, respectively, including current liabilities of $5 million in all years. The net periodic postemployment benefit expense was approximately $1 million for the two months ended December 31, 2006, $3 million for the ten months ended October 31, 2006, and $6 million for the year ended December 31, 2005.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.    CONTINGENT LIABILITIES AND OTHER MATTERS

Resolution of Asbestos Liabilities

As described in greater detail in Note 1 to the Consolidated Financial Statements, under the terms of the Debtors’ confirmed Plan and the Confirmation Order, asbestos personal injury claims against each of OCD and Fibreboard will be administered, and distributions on account of such claims will be made, exclusively from the 524(g) Trust that has been established and funded pursuant to the Plan. In addition, all asbestos property damage claims against OCD or Fibreboard either (i) have been resolved, (ii) pursuant to the Plan, will be resolved along with certain other unsecured claims for an aggregate amount within the Company’s Non-Tax Bankruptcy Reserve at December 31, 2006, or (iii) are barred pursuant to the Plan and Confirmation Order. Accordingly, other than the limited number and value of property damage claims being resolved pursuant to clause (ii) above, the Company has no further asbestos liabilities.

Other Bankruptcy Related-Matters

In accordance with the terms of the Plan, the Company has established a Disputed Distribution Reserve (as defined in the Plan) funded in the amount of approximately $85 million, which is reflected as restricted cash on the consolidated balance sheets, for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date. This reserve is reflected in the current section of the consolidated financial statements. See Note 1 to the Consolidated Financial Statements for a discussion of certain other bankruptcy-related matters.

Tax Matters

Owens Corning’s federal income tax returns typically are audited by the IRS in multi-year audit cycles. The audit for the years 1992-1995 was completed in late 2000. Due to OCD’s Chapter 11 filing in 2000, the IRS also accelerated and completed the audit for the years 1996-1999 by March of 2001. As a result of these audits and unresolved issues from prior audit cycles, the IRS asserted claims for unpaid income taxes plus interest thereon. As a result of settlement negotiations, in the fourth quarter of 2004 the Company and the IRS reached an agreement in principle to settle such claims in return for total settlement payments by the Company of approximately $69 million, plus interest. The settlement was approved by the USBC by Order dated November 15, 2004 and by the Congressional Joint Committee on Taxation on May 17, 2005. The Company has estimated the interest applicable to the settlement to be approximately $30 million. However, the IRS has computed such interest to be approximately $71 million. The Company is in the process of reconciling the differences between the two interest computations and has entered into negotiations with the IRS to resolve the continuing differences. Pending the outcome of such negotiations the Company has recorded the entire interest amount as computed by the IRS in its consolidated balance sheets.

Securities and Certain Other Litigation

On or about September 2, 2003, certain of OCD’s directors and officers were named as defendants in a lawsuit captioned Kensington International Limited, et al. v. Glen Hiner, et al. in the Supreme Court of the State of New York, County of New York. OCD is not named in the lawsuit. The suit, which was brought by Kensington International Limited and Springfield Associates, LLC, two assignees of lenders under OCD’s pre-petition credit facility, alleged causes of action (1) against all defendants for breach of fiduciary duty, and (2) against certain defendants for fraud in connection with certain loans made under the pre-petition credit facility. The complaint sought an unspecified amount of damages. On February 7, 2005, all defendants filed a joint motion to dismiss. A hearing on the motion to dismiss was held on May 2, 2005, and the motion to dismiss was granted by the USBC on August 22, 2006. On October 20, 2006, the New York court entered an order and judgment dismissing the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

New York complaint in its entirety and on November 22, 2006, the plaintiffs filed an appeal of the order and judgment, and such appeal is pending. The named officer and director defendants have each filed contingent indemnification claims with respect to such litigation against OCD.

On September 1, 2006, various members of OCD’s Investment Review Committee were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). OCD is not named in the lawsuit but such individuals would have a contingent indemnification claim against OCD. The suit, brought by former employees of OCD, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with investments in an OCD company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007.

Environmental Liabilities

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Related Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against us as a PRP for contribution under such federal, state or local laws. At December 31, 2006, a total of 61 such PRP designations remained unresolved by us. In most cases, we are only one of many PRPs with potential liability for investigation and remediation at the applicable site. We are also involved with environmental investigation or remediation at a number of other sites at which we have not been designated a PRP.

We estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2006, our reserve for such liabilities was $13 million. We will continue to review our environmental reserve and make such adjustments as appropriate.

21.    STOCK COMPENSATION PLANS

On October 31, 2006, all stock and stock options of the Predecessor company were extinguished in accordance with the Plan.

2006 Stock Plan

In conjunction with the confirmation of the Plan, the Company’s 2006 Stock Plan was approved by the USBC. In accordance with Section 303 of the Delaware General Corporation Law, such approval constituted stockholder approval of the 2006 Stock Plan. The 2006 Stock Plan became effective on October 31, 2006, the date that the Debtors emerged from Chapter 11 Bankruptcy.

The 2006 Stock Plan authorizes future grants of stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units, bonus stock awards and performance stock awards to be made pursuant to the plan. At December 31, 2006, the maximum number of shares remaining available under the 2006 Stock Plan for all stock awards was 3,696,250 shares.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.    STOCK COMPENSATION PLANS (continued)

Stock Options

The exercise price of each option awarded under the Plan equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years. Shares issued from the exercise of options are recorded in the common stock accounts at the option price. The awards and vesting periods of such awards are determined at the discretion of the Compensation Committee of the Board of Directors. The volatility assumption was based on a benchmark study of our peers.

The Company calculates a weighted-average grant date fair value, using a Black-Scholes valuation model for options granted. The weighted-average grant date fair value of share options granted during the two months ended December 31, 2006 was $10.99. Since no stock options were exercised during the two months ended December 31, 2006, the total aggregate intrinsic value of share options exercised during the two months ended December 31, 2006 was $0. The following table summarizes the assumptions that were used in the Company’s Black-Scholes valuation model to estimate the grant date fair value of options granted:

Successor
2006
Expected volatility	34.00%
Expected dividends	1.49%
Expected term (in years)	6.5
Risk-free rate	4.59%

The following table summarizes our share option activity during the two months ended December 31, 2006:

	Successor
	2006
	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	—	$—
Options granted	2,127,100	30.00
Options exercised	—	—
Options forfeited	(4,000)	30.00

Outstanding at December 31, 2006	2,123,100	30.00

The following table summarizes information about options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Weighted-Average
		Remaining Contractual Life	Exercise Price		Weighted-Average Exercise Price
Range of Exercise Prices	at 12/31/06			at 12/31/06
$30.00 – $30.00	2,123,100	9.83	$30.00	—	$30.00

During the two months ended December 31, 2006, the Company recognized expense of $1 million related to the Company’s stock options. The total aggregate intrinsic value of options outstanding as of December 31, 2006 was $23 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.    STOCK COMPENSATION PLANS (continued)

Restricted Stock Awards and Restricted Stock Units

Compensation expense for restricted stock awards is measured based on the market price of the stock on the date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods commencing in 2009.

A summary of the status of the Company’s plans that had stock issued as of December 31, 2006 and changes during the two months ended December 31, 2006 are presented below:

	2006
	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at beginning of period	—	$—
Granted	3,057,050	30.00
Vested	(500)	30.00
Forfeited	(26,400)	30.00

Outstanding at December 31, 2006	3,030,150	30.00

During the two months ended December 31, 2006, the Company recognized expense of $5 million related to the Company’s restricted stock awards. As of December 31, 2006, there was $68 million of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.83 years. The total fair value of shares vested during the two months ended December 31, 2006 was less than $1 million.

SARs

SARs represent the opportunity to receive stock or cash or a combination thereof based upon appreciation of stock price above a reference price. The SARs can be issued in tandem with Incentive Stock Options or free-stranding. If the SARs are issued in tandem, then the base price shall be the purchase price per share of Common Stock of the related option. If the SARs are issued free-standing, then the base price shall be determined by the Compensation Committee. At December 31, 2006, the Company had no SARs outstanding and none were granted during 2006.

Bonus Stock Awards

Bonus stock is an award granted by the Compensation Committee that is not subject to performance measures or restriction periods. The stock is issued at the fair value of the stock on the grant date. At December 31, 2006, the Company had no bonus stock awards outstanding and none were granted during 2006.

Performance Stock Awards

Performance stock awards provide the holder the opportunity to earn unrestricted stock based upon achievement of specified goals within a designated performance period. The performance shares and measures are determined

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.    STOCK COMPENSATION PLANS (continued)

by the Compensation Committee. The share awards which are determined by the Compensation Committee can be Common Stock or cash or a combination thereof. The settlement of any single performance share award for a performance period shall not exceed $7 million with respect to the cash payment for such award, and shall not exceed 300,000 shares of Common Stock, with respect to the Common Stock payment for such award. At December 31, 2006, the Company had no performance share awards outstanding and none were awarded during 2006.

22.    WARRANTS

On the Effective Date, holders of certain subordinated claims against the Debtors and holders of old OCD common stock received warrants, exercisable within seven years of the Effective Date to purchase the Company’s new common stock. The holders of such subordinated claims received their pro-rata Share of Series A warrants (representing the right to purchase one share of the Company’s new common stock for $43.00). The holders of OCD common stock received their pro-rata Share of Series B warrants (representing the right to purchase one share of the Company’s new common stock for $45.25). The Company issued 15.7 million Series A warrants and 7.8 million Series B warrants on the Effective Date, of which 15.7 million Series A warrants and 7.8 million Series B warrants remain outstanding as of December 31, 2006. The Company has accounted for these warrants as equity instruments in accordance with Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises will reduce the amount of warrants outstanding. Exercises will increase the amount of common stock outstanding and additional paid in capital.

The aggregate fair value of the warrants at October 31, 2006 of $142.6 million and $60.2 million for the Series A warrants and Series B warrants, respectively, was estimated on the Effective Date. The volatility assumption was based on a benchmark study of our peers. The Company used the Black-Scholes valuation method with the following assumptions:

	Warrants
	Series A	Series B
Expected annual dividends	1.49%	1.49%
Risk free interest rate	4.6%	4.6%
Expected term (in years)	7.00	7.00
Volatility	34.0%	34.0%

Since the Effective Date, no Series A warrants or Series B warrants were exercised into common stock.

23.    DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL          INSTRUMENTS

The Company is exposed to the impact of changes in commodity prices and foreign currency exchange rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks by offsetting them with gains and losses on derivative financial instruments. The policy of the Company is to use derivative financial instruments only to the extent necessary to hedge identified business risks. The Company does not enter into such transactions for trading purposes.

The Company generally does not require collateral or other security with counter parties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counter

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23.    DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL          INSTRUMENTS (continued)

parties contain right of setoff provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counter party. Positions under such provisions are reported on a net basis in the Consolidated Balance Sheet.

The Company performs an analysis for effectiveness of its derivative financial instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged. Any portion of the change in fair value of the derivative that is determined to be ineffective is recorded as other income (loss) in the Consolidated Statement of Income (Loss).

Assets and liabilities designated as hedged items are assessed for impairment or for the need to recognize an increased obligation, respectively, according to generally accepted accounting principles that apply to those assets or liabilities. Such assessments are made after hedge accounting has been applied to the asset or liability and exclude a consideration of (1) any anticipated effects of hedge accounting and (2) the fair value of any related hedging instrument that is recognized as a separate asset or liability. The assessment for an impairment of an asset, however, includes a consideration of the losses that have been deferred in other comprehensive income (“OCI”) as a result of a cash flow hedge of that asset.

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to foreign exchange and natural gas price risk. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in other income (loss) for foreign exchange hedges, and in cost of sales for commodity hedges, when the hedged item impacts earnings. The ineffective portion is recognized in other income (loss). The ineffective portion of changes in the fair value of cash flow hedges recognized was less than $1 million in the two months ended December 31, 2006, was a $12 million loss in the ten months ended October 31, 2006, was $9 million of income in 2005 and less than $1 million in 2004.

The Company typically enters into financial instruments that mature within thirty-six months. As of December 31, 2006, approximately $8 million of unrealized losses on financial instruments included in accumulated OCI in the Consolidated Balance Sheets relate to contracts that will impact earnings during the next twelve months. Transactions and events that are expected to occur over the next twelve months that will necessitate recognizing these deferred losses include actual foreign currency denominated sales or purchases and, for commodity hedges, the recognition of the hedged item through earnings.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Summary of OCI Activity

The following table summarizes activity in OCI resulting from the Company’s cash flow hedging activities for the periods noted.

	Successor	Predecessor
	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Year Ended December 31, 2005
	(In millions)
Beginning balance – (gains) losses	$—	$(16)	$7
(Increase) decrease in fair value of derivatives	8	41	(49)
Reclassification from OCI	—	(11)	26
Fresh-start accounting adjustment	N/A	(14)	N/A

Ending balance – (gains) losses	$8	$—	$(16)

The Company adopted fresh-start accounting as of October 31, 2006. As a result of fresh-start accounting, all derivatives designated in cash flow hedges were adjusted to fair value as of the Effective Date and all associated amounts in OCI were adjusted to zero. The net adjustment to OCI was a credit of $14 million.

Fair Value Hedges

The Company uses forward currency exchange contracts, which qualify as fair value hedges, to manage existing exposures to foreign exchange risk related to assets and liabilities recorded in the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in other income (loss), the effect of which was not material in any year presented. The fair value of these instruments, which are recorded as other current assets in the Consolidated Balance Sheets, was not material for any dates presented.

Other Financial Instruments with Off-Balance-Sheet Risk

As of December 31, 2006, the Successor was contingently liable for guarantees of indebtedness owed by unconsolidated affiliates of approximately $8 million, and indebtedness owed by a third party of approximately $3 million. Subject to the forgoing, the Company is of the opinion that its affiliates and the third party will be able to perform under their respective payment obligations in connection with such guaranteed indebtedness and that no payments will be required and no losses will be incurred by the Company.

As of December 31, 2005, the Predecessor was contingently liable for guarantees of indebtedness owed by unconsolidated affiliates of approximately $9 million, and indebtedness owed by a third party of approximately $3 million.

The Company enters into standby letters of credit agreements to guarantee various operating activities. These agreements provide credit availability to beneficiaries if certain contractual events occur. As of December 31, 2006, the Successor had approximately $224 million of unused letters of credit outstanding. As of December 31, 2005 and 2004, the Predecessor had unused letters of credit outstanding of $144 million and $102 million, respectively. Substantially all of the agreements outstanding at December 31, 2006 expire in 2007.

Concentrations of Credit Risk

As of December 31, 2006 and 2005, one customer’s balance exceeded 10% of the consolidated trade receivables balance. As of such dates, that customer’s balance represented approximately 11% and 16%, respectively, of trade receivables. Virtually all amounts with this customer were current.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Fair Value of Financial Instruments

The following methods and assumptions were used to determine the fair value of each category of financial instruments:

Cash and short-term financial instruments

The carrying amount approximates fair value due to the short maturity of these instruments.

Restricted cash – asbestos and insurance related

The fair values of cash and marketable securities classified as restricted cash have been determined by traded market values or by obtaining quotations from brokers.

Restricted cash, securities and other – Fibreboard

The fair values of cash and marketable securities in the Fibreboard Settlement Trust have been determined by traded market values or by obtaining quotations from brokers.

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

The Company believes that the carrying amounts reasonably approximate the fair values of financial instruments. These financial instruments include long-term notes receivable of $18 million and $16 million as of December 31, 2006 and 2005, respectively, and long-term debt of $1.3 billion and $36 million as of December 31, 2006 and 2005, respectively.

Fair Value of Derivative Financial Instruments

Forward currency exchange contracts and financial guarantees

The fair values of forward currency exchange contracts and financial guarantees are based on the estimated cost to acquire similar agreements or on the estimated cost to terminate these agreements or otherwise settle the obligations with the counter parties at the reporting date.

Commodity swap contracts

The fair values of natural gas commodity contracts are calculated based on traded market values.

The carrying value for all derivative financial instruments approximates the Company’s estimates of fair value.

As of December 31, 2006 and 2005, the Company is contingently liable for guarantees of indebtedness owed by certain unconsolidated affiliates. There is no market for these guarantees and they were issued without explicit cost. Therefore, establishing their fair values is not practicable.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.    QUARTERLY FINANCIAL INFORMATION (unaudited)

	Predecessor				Successor
	Quarter			One Month Ended October 31, 2006	Two Months Ended December 31, 2006

	First	Second	Third
	(In millions, except per share data)
2006

Net sales	$1,601	$1,722	$1,661	$568	$909
Cost of sales	1,332	1,426	1,368	470	799

Gross margin	269	296	293	98	110
Credit for asbestos litigation recoveries	(3)	—	(10)	—	—
Income (loss) from operations	115	168	159	51	(60)
Interest expense, net	65	86	71	19	29
Gain on cancellation of liabilities subject to compromise	—	—	—	(5,864)	—
Fresh-start accounting adjustments	—	—	—	(3,049)	—
Income tax expense (benefit)	(10)	(169)	25	1,179	(28)
Net income (loss)	63	251	62	7,764	(65)
Net income (loss) per share:
Basic net income (loss) per share	$1.14	$4.54	$1.13	$140.4	$(0.51)
Diluted net income (loss) per share	$1.05	$4.19	$1.04	$140.4	$(0.51)

	Predecessor
	Quarter
	First	Second	Third	Fourth
	(In millions, except per share data)
2005

Net sales	$1,402	$1,590	$1,618	$1,713
Cost of sales	1,167	1,278	1,315	1,405

Gross margin	235	312	303	308
Provision (credit) for asbestos litigation claims (recoveries)	4,342	—	(1)	(74)
Income (loss) from operations	(4,281)	169	139	230
Interest expense, net	1	—	539	199
Income tax expense (benefit)	(48)	99	(134)	(304)
Net income (loss)	(4,237)	67	(267)	338
Net income (loss) per share:
Basic net income (loss) per share	$(76.59)	$1.22	$(4.82)	$6.11
Diluted net income (loss) per share	$(76.59)	$1.13	$(4.82)	$5.64

25.    ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, or SFAS No. 151. SFAS No. 151 amends the guidance in ARB No. 43 and clarifies accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement became effective for the Predecessor as of January 1, 2006. The effect of adoption of this standard was not material.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25.    ACCOUNTING PRONOUNCEMENTS (continued)

In December 2004, the FASB issued a revised Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” This statement eliminates the intrinsic value method as an allowed method for valuing stock options granted to employees. Under the intrinsic value method, compensation expense was generally not recognized for the issuance of stock options. The revised statement requires compensation expense to be recognized in exchange for the services received based on the fair value of the equity instruments on the grant date. The Predecessor adopted the provisions of this statement during 2005. The effect of adoption of this standard was not material as none of the Predecessor’s previously issued stock-based awards were materially impacted.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” or FIN 47. This statement clarifies the meaning of the term “conditional asset retirement” as used in Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” and clarifies when an entity has sufficient information to reasonably estimate the fair value of an asset retirement obligation. The statement requires the accelerated recognition of certain asset retirement obligations when a fair value of such obligations can be estimated. This statement became effective for the Predecessor in the fourth quarter of 2005. The effect of adoption of this standard was not material.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return, and it will likely cause greater volatility in the consolidated statement of income as more items are recognized discretely within income tax expense. This statement becomes effective for annual periods beginning after December 15, 2006. The Company established a reserve, which is consistent with the principles of FIN 48, at November 1, 2006 as a result of fresh-start accounting.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is in the process of evaluating the impact of adopting this statement.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 amends the guidance in various standards related to pensions and other post-retirement benefit plans. In addition to new disclosure requirements, this statement requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The disclosure and recognition requirements of this statement become effective as of the end of the fiscal year ending after December 15, 2006 while the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted all of the provisions of this statement at the time we emerged from bankruptcy. In connection with emergence, the Company applied fresh-start accounting as required by SoP 90-7 and, therefore, all previously unrecognized pension and other postretirement actuarial gains and losses were recorded. Accordingly, the impact of adopting this statement was not be material to the financial statements.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25.    ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The Company has assessed the effect of adopting this guidance and has determined that there was no impact on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FAS 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company is in the process of evaluating the impact of adopting this statement.

All prospective changes in accounting principles required to be adopted within 12 months of the date of emergence were adopted in conjunction with fresh-start accounting.

INDEX TO FINANCIAL STATEMENT SCHEDULE

Number	Description	Page
II	Valuation and Qualifying Accounts and Reserves – for the years ended December 31, 2006, 2005, and 2004	167

OWENS CORNING AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Balance at Beginning of Period	Additions			Deductions		Balance at End of Period
Classification		Charged to Costs and Expenses		Charged to Other Accounts
	(Dollars in millions)
Successor:
FOR TWO MONTHS ENDED DECEMBER 31, 2006:
Allowance deducted from asset to which it applies –
Doubtful accounts	$19	$2		$8	$3	(a)	$26
Tax valuation allowance	146	—		—	—		146

Predecessor:
FOR TEN MONTHS ENDED OCTOBER 31, 2006:
Allowance deducted from asset to which it applies –
Doubtful accounts	$18	$4		$1	$(4	) (a)	$19
Tax valuation allowance	2,388	(2,242	) (b)	—	—		146

FOR THE YEAR ENDED DECEMBER 31, 2005:
Allowance deducted from asset to which it applies –
Doubtful accounts	$18	$3		$—	$3	(a)	$18
Tax valuation allowance	995	1,393	(c)	—	—		2,388

FOR THE YEAR ENDED DECEMBER 31, 2004:
Allowance deducted from asset to which it applies –
Doubtful accounts	$19	$5		$—	$6	(a)	$18
Tax valuation allowance	1,000	(5)		—	—		995

Notes:

(a)	Uncollectible accounts written off, net of recoveries.
(b)	This decrease relates primarily to the $2.299 billion elimination of the asbestos valuation allowance.
(c)	This increase relates primarily to the establishment of an additional valuation allowance on $4.267 billion of deferred taxes related to additional asbestos provisions net of asbestos-related insurance recoveries recorded during 2005.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-in-Possession (as Modified) (incorporated by reference to Exhibit 2.1 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.2	Bankruptcy Court Order Confirming the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.1 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.3	Bankruptcy Court Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.2 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.4	District Court Order Affirming the Bankruptcy Court’s Order Confirming the Sixth Amended Joint Plan of Reorganization (as Modified) and Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.3 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.1	Indenture, dated as of October 31, 2006, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.2	Registration Rights Agreement, dated as of October 31, 2006, by and among Owens Corning, each of the guarantors named therein, Citigroup Global Markets Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.2 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.3	Credit Agreement, dated as of October 31, 2006 by and among Owens Corning, the lenders referred to therein, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.1	Equity Commitment Agreement, dated as of May 10, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and between Owens Corning, Owens Corning Sales, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

10.2	Series A Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

10.3	Series B Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.4 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

10.4	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and among Owens Corning, Owens Corning Sales, LLC., J.P. Morgan Securities Inc. and any parties identified on the signature pages of any Joinder Agreements executed pursuant thereto. (incorporated by reference to Exhibit 4.1 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

10.5	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and among Owens Corning, Owens Corning Sales, LLC. and the Owens Corning/Fibreboard Asbestos Personal Injury Trust. (incorporated by reference to Exhibit 4.2 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

10.6	Registration Rights Agreement, dated as of October 31, 2006, by and among Owens Corning, each of the guarantors named therein, Citigroup Global Markets Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.2 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.7	Amended and restated Key Management Severance Agreement with David T. Brown (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2005).*

10.8	Amended and restated Key Management Severance Agreement with Michael H. Thaman (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2005).*

10.9	Key Management Severance Agreement with Joseph C. High (incorporated by reference to Exhibit 10 to Owens Corning Sales LLC’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2004).*

10.10	Key Management Severance Agreement with David L. Johns (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2001).*

10.11	Key Management Severance Agreement with Charles E. Dana (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2003).*

10.12	Agreement with Charles E. Dana (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2003).*

10.13	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.14	Owens Corning 2006 Stock Plan (filed herewith).*

10.15	Owens Corning Key Employee Retention Plan (2006) (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2005).*

10.16	Owens Corning Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2003).*

10.17	Executive Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 2003).*

10.18	Corporate Incentive Plan Terms Applicable to Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1999).*

10.19	Owens Corning Supplemental Executive Retirement Plan, effective as of January 1, 1998 (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1998).*

10.20	Corporate Incentive Plan Terms Applicable to Key Employees Other Than Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1999).*

10.21	Standard Retainer/Meeting Fee Arrangement for Non-Employee Directors (filed herewith).

14.1	Ethics Policy for Chief Executive and Senior Financial Officers (filed herewith).

21.1	Subsidiaries of Owens Corning (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Form 10-K.
[1]

Owens Corning agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of Owens Corning where the total amount of securities authorized under each issue does not exceed ten percent of the total assets of Owens Corning and its subsidiaries on a consolidated basis.