Form 10-Q
period 2007-03-31
Owens Corning
filed 2007-05-02
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-33100

Owens Corning

(Exact name of registrant as specified in its charter)

Delaware	43-2109021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Owens Corning Parkway, Toledo, OH	43659
(Address of principal executive offices)	(Zip Code)

(419) 248-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of April 30, 2007, 130,790,965 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

(i)

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Successor	Predecessor
	Three Months Ended March 31,
	2007	2006
	(in millions, except per share data)
NET SALES	$1,324	$1,601
COST OF SALES	1,131	1,332

Gross margin	193	269

OPERATING EXPENSES
Marketing and administrative expenses	136	131
Science and technology expenses	14	16
Restructuring costs (credits)	(2)	—
Chapter 11 related reorganization items	3	10
Asbestos litigation recoveries – Owens Corning	—	(3)
Employee emergence equity program	8	—
Loss on sale of fixed assets and other	1	—

Total operating expenses	160	154

EARNINGS BEFORE INTEREST AND TAXES	33	115
Interest expense, net	32	65

EARNINGS BEFORE TAXES	1	50
Income tax benefit	—	(10)

EARNINGS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS OF AFFILIATES	1	60
Minority interest and equity in net earnings of affiliates	—	3

NET EARNINGS	$1	$63

EARNINGS PER COMMON SHARE
Basic net earnings per share	$0.01	$1.14

Diluted net earnings per share	$0.01	$1.05

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING AND COMMON EQUIVALENT SHARES DURING THE PERIOD
Basic	128.1	55.3
Diluted	131.1	59.9

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	Successor
	March 31, 2007	December 31, 2006
	(in millions)
ASSETS

CURRENT
Cash and cash equivalents	$93	$1,089
Receivables, less allowances of $24 million in 2007 and $26 million in 2006	689	573
Inventories	845	749
Restricted cash – disputed claims reserve	85	85
Other current assets	66	56

Total current	1,778	2,552

OTHER
Deferred income taxes	552	549
Pension-related assets	8	8
Goodwill	1,314	1,313
Intangible assets	1,293	1,298
Investments in affiliates	87	97
Other noncurrent assets	144	132

Total other	3,398	3,397

PLANT AND EQUIPMENT
Land	188	188
Buildings and leasehold improvements	485	470
Machinery and equipment	1,810	1,732
Construction in progress	138	171

	2,621	2,561
Accumulated depreciation	(115)	(40)

Net plant and equipment	2,506	2,521

TOTAL ASSETS	$7,682	$8,470

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(unaudited)

	Successor
	March 31, 2007	December 31, 2006
	(in millions)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT
Accounts payable and accrued liabilities	$948	$1,081
Accrued interest	54	39
Short-term debt	14	1,401
Long-term debt – current portion	34	39

Total current	1,050	2,560

LONG-TERM DEBT	2,015	1,296

OTHER
Pension plan liability	307	312
Other employee benefits liability	324	325
Other	230	247

Total other	861	884

COMMITMENTS AND CONTINGENCIES (Note 12)

MINORITY INTEREST	44	44

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share 10 million shares authorized; none issued or outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, par value $0.01 per share 400 million shares authorized; 130.8 million issued and outstanding at March 31, 2007 and December 31, 2006	1	1
Additional paid in capital	3,744	3,733
Accumulated deficit	(64)	(65)
Accumulated other comprehensive earnings	31	17

Total stockholders’ equity	3,712	3,686

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,682	$8,470

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Successor	Predecessor
	Three Months Ended March 31,
	2007	2006
	(in millions)
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings	$1	$63
Adjustments to reconcile net earnings to cash used for operating activities:
Depreciation and amortization	77	60
Gain on sale of fixed assets	(1)	(8)
Change in deferred income taxes	(9)	(25)
Provision for pension and other employee benefits liabilities	11	24
Provision for post-petition interest/fees on pre-petition obligations	—	66
Employee emergence equity program	8	—
Payments related to Chapter 11 filings	(8)	—
Increase in receivables	(117)	(120)
Increase in inventories	(94)	(37)
Increase in accrued interest	15	—
(Increase) decrease in prepaid and other assets	2	(14)
Decrease in accounts payable and accrued liabilities	(139)	(155)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	—	9
Pension fund contribution	(9)	(4)
Payments for other employee benefits liabilities	(7)	(7)
Increase in restricted cash – asbestos and insurance related	—	(9)
Increase in restricted cash, securities, and other – Fibreboard	—	(3)
Other	(16)	13

Net cash flow used for operating activities	(286)	(147)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(42)	(62)
Investment in affiliates and subsidiaries, net of cash acquired	(1)	(1)
Proceeds from the sale of assets or affiliate	12	10

Net cash flow used for investing activities	(31)	(53)

NET CASH FLOW USED FOR FINANCING ACTIVITIES
Payments on long-term debt	(6)	(1)
Proceeds from long-term debt	609	—
Payment of note payable to 524(g) Trust	(1,390)	—
Proceeds from revolving credit facility	110	—
Net increase (decrease) in short-term debt	(2)	1

Net cash flow used for financing activities	(679)	—

Effect of exchange rate changes on cash	—	1

NET DECREASE IN CASH AND CASH EQUIVALENTS	(996)	(199)

Cash and cash equivalents at beginning of period	1,089	1,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93	$1,360

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    RESTRUCTURING UPON EMERGENCE FROM CHAPTER 11 PROCEEDINGS

Restructuring

Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) was formed on July 21, 2006 as a wholly-owned subsidiary of Owens Corning Sales, LLC (formerly known as Owens Corning) (“OCD”), Owens Corning did not conduct significant operations prior to October 31, 2006, when OCD and 17 of its subsidiaries emerged from Chapter 11 bankruptcy proceedings, but rather it was positioned to become the ultimate parent company upon emergence. As part of a restructuring that was conducted in connection with OCD’s emergence from bankruptcy, on October 31, 2006, Owens Corning then became a holding company and the ultimate parent company of OCD and the other Owens Corning companies.

Unless the context requires otherwise, the terms “Owens Corning”, “Company”, “we” and “our” in this report refer to Owens Corning and its subsidiaries. The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Owens Corning and its subsidiaries for the periods following October 31, 2006 (“Successor”), and of OCD and its subsidiaries for the periods through October 31, 2006 (“Predecessor”).

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
Integrex Supply Chain Solutions LLC

Until October 31, 2006, when the Debtors emerged from bankruptcy, the Debtors operated their businesses as debtors-in-possession in accordance with the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) were jointly administered under Case No. 00-3837 (JKF). The Debtors filed for relief under Chapter 11 to address the growing demands on cash flow resulting from the multi-billion dollars of asbestos personal injury claims that had been asserted against OCD and Fibreboard Corporation (“Fibreboard”).

Under the terms of the Debtors’ confirmed Plan and the Confirmation Order (as each such term is defined below), asbestos personal injury claims against each of OCD and Fibreboard will be administered, and distributions on account of such claims will be made, exclusively from the 524(g) Trust that has been established and funded pursuant to the Plan. In addition, all asbestos property damage claims against OCD or Fibreboard either (i) have been resolved, (ii) will be resolved pursuant to the Plan along with certain other unsecured claims

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    RESTRUCTURING UPON EMERGENCE FROM CHAPTER 11 PROCEEDINGS (continued)

for an aggregate amount within the Company’s Non-Tax Bankruptcy Reserve (defined below under “Distributions Pursuant to the Plan”) at March 31, 2007, or (iii) are barred pursuant to the Plan and Confirmation Order. Accordingly, other than the limited number and value of property damage claims being resolved pursuant to clause (ii) above, the Company has no further asbestos liabilities.

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

CONSUMMATION OF THE PLAN

Distributions Pursuant to the Plan

Since the Effective Date, the Company has substantially consummated all of the various transactions contemplated under the confirmed Plan, including the following Plan distributions:

-	On the Effective Date, in accordance with the Plan, Owens Corning paid (i) $1.25 billion in cash to the 524(g) Trust (defined below), and (ii) approximately $2.405 billion in cash to holders of debt under OCD’s pre-petition bank credit facility. In addition, the assets of the Fibreboard Settlement Trust (a trust funded by insurance proceeds to pay the costs of resolving Fibreboard asbestos-related liabilities), in the amount of approximately $1.5 billion, were also contributed to the 524(g) Trust.

-	On or after the Effective Date, pursuant to the Plan, Owens Corning distributed (i) 72.9 million shares of common stock in accordance with a rights offering and related backstop commitment, (ii) approximately 27.0 million shares of common stock to holders of pre-petition bonds, and (iii) approximately 17.5 million Series A Warrants to holders of certain subordinated claims and approximately 7.8 million Series B Warrants to holders of OCD common stock, respectively.

-	On January 4, 2007, pursuant to the Plan, Owens Corning paid an additional approximately $1.408 billion in cash and transferred 28.2 million shares of common stock to the 524(g) Trust (collectively, the “2007 Payments”). The 2007 Payments fully satisfied all of Owens Corning’s remaining funding obligations to the 524(g) Trust under the Plan.

-	As of March 31, 2007, Owens Corning had distributed approximately $224 million of the approximately $310 million in cash payable to certain general unsecured creditors pursuant to the Plan.

Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain payments to holders of administrative expense priority claims and professional

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

1.    RESTRUCTURING UPON EMERGENCE FROM CHAPTER 11 PROCEEDINGS (continued)

advisors in the Chapter 11 Cases. The Company had reserved approximately $182 million as of March 31, 2007, to pay remaining claims in the Bankruptcy, of which approximately $90 million relate to non-tax claims (the “Non-Tax Bankruptcy Reserve”). Pursuant to the Plan, the Company has established a Disputed Distribution Reserve, funded in the amount of approximately $85 million as of March 31, 2007, which is reflected as restricted cash on the Consolidated Balance Sheets, for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date.

Establishment and Operation of the 524(g) Trust

Section 524(g) of the Bankruptcy Code generally provides that, if certain specified conditions are satisfied, a court may issue a permanent injunction barring the assertion, prosecution or enforcement of asbestos-related claims or demands against a debtor or reorganized company and exclusively channeling those claims to an independent trust. On the Effective Date, in accordance with the Plan, an asbestos personal injury trust qualifying under section 524(g) of the Bankruptcy Code (the “524(g) Trust”) was created from which asbestos claimants will be exclusively paid. Pursuant to the Plan and the Confirmation Order, the 524(g) Trust has, through separate sub-accounts for OCD and Fibreboard, assumed all asbestos-related liabilities of OCD, Fibreboard and the other entities set forth in the Plan and will, through those separate sub-accounts, make payments to asbestos claimants in accordance with the trust distribution procedures included as part of the Plan. In addition, the Plan and the Confirmation Order both contained an injunction issued by the USBC and affirmed by the District Court pursuant to section 524(g) of the Bankruptcy Code that expressly enjoins any and all actions against the Debtors, their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any asbestos claims subject to the 524(g) Trust. OCD’s and Fibreboard’s historical liability for asbestos personal injury claims is effectively and permanently resolved.

Discharge, Releases and Injunctions Pursuant to the Plan and the Confirmation Order

The Plan and Confirmation Order also contained various discharges, injunctive provisions and releases that became operative upon the Effective Date, including (i) discharge (except as otherwise provided in the Plan and Confirmation Order) of each of the Debtors of all pre-Effective Date obligations in accordance with the Bankruptcy Code, (ii) various injunctions providing, among other things, that all creditors and interest holders of any of the Debtors (or their respective estates) shall be prohibited from taking any action against the Debtors with respect to such discharged obligations, and (iii) providing that, to the fullest extent permissible, each of the Debtors and their respective estates shall have completely released certain released actions.

2.    GENERAL

The consolidated financial statements included in this Report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2006 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain reclassifications have been made to the period presented for 2006 to conform to the classifications used in the period presented for 2007.

In accordance with Statement of Position 90-7 (“SoP 90-7”), the Company adopted fresh-start accounting as of the Effective Date. Fresh-start accounting is required upon a substantive change in control and requires that the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.    GENERAL (continued)

reporting entity allocate the reorganization value of the company to its assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to the Successor in the consolidated financial statements and the notes thereto refer to the Company on and after November 1, 2006. The financial statements for the period ended March 31, 2006 do not reflect the effect of any changes in the Company’s capital structure or changes in fair values of assets and liabilities as a result of fresh-start accounting.

In connection with the consolidated financial statements and notes included in this Report, reference is made to the consolidated financial statements and notes thereto contained in the Company’s 2006 annual report on Form 10-K, as filed with the Securities and Exchange Commission.

3.    CHAPTER 11 REORGANIZATION COSTS

The amounts for Chapter 11 related reorganization items in the Consolidated Statements of Earnings consist of the following (in millions):

	Successor	Predecessor
	March 31, 2007	March 31, 2006
Professional fees	$3	$20
Payroll and compensation	—	4
Investment income	—	(14)

Total	$3	$10

4.    SEGMENT DATA

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

The Company’s four reportable segments are defined as follows:

Insulating Systems

Manufactures and sells fiberglass insulation into residential, commercial and industrial markets for both thermal and acoustical applications. Also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, and foam insulation used in above and below grade construction applications.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.    SEGMENT DATA (continued)

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

Earnings (loss) before interest and taxes by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses – such as general corporate expenses or income, restructuring costs, and certain other expense or income items – are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in earnings (loss) before interest and taxes for the Company’s reportable segments. Reference is made below to the reconciliation of reportable segment earnings (loss) before interest and taxes to consolidated earnings before interest and taxes.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.    SEGMENT DATA (continued)

External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Successor	Predecessor
	Three Months Ended March 31,
NET SALES	2007	2006
	(in millions)
Reportable Segments

Insulating Systems	$419	$522
Roofing and Asphalt	306	461
Other Building Materials and Services	232	295
Composite Solutions	403	373

Total reportable segments	1,360	1,651
Corporate Eliminations (1)	(36)	(50)

Consolidated	$1,324	$1,601

External Customer Sales by Geographic Region
United States	$1,016	$1,350
Europe	122	97
Canada and other	186	154

NET SALES	$1,324	$1,601

(1)	Included in corporate eliminations are inter-segment sales, primarily from the Composite Solutions segment to the Roofing and Asphalt segment. Those eliminations were approximately $30 million and $42 million in the Successor three months ended March 31, 2007 and the Predecessor three months ended March 31, 2006, respectively. The remaining inter-segment sales eliminations are not material to any other segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.    SEGMENT DATA (continued)

	Successor		Predecessor
	Three Months Ended March 31,
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	2007		2006
	(in millions)
Reportable Segments

Insulating Systems	$53		$122
Roofing and Asphalt	(8)		29
Other Building Materials and Services	(1	)(a)	(3)
Composite Solutions	26		14 (b)

Total reportable segments	70		162

Reconciliation to Consolidated Earnings Before Interest and Taxes

Chapter 11-related reorganization items	(3)		(10)
Asbestos litigation recoveries – Owens Corning	—		3
Restructuring (costs) credits	2		—
OCV Reinforcements transaction costs	(11)		—
Losses related to the exit of our HOMExperts service line	(8)		—
Employee emergence equity program	(8)		—
General corporate expense	(9)		(40)

CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	$33		$115

(a)	Excludes $8 million of losses related to the exit of the HOMExperts service line.
(b)	Includes $8 million of gains on the sale of metal which is reflected in the Consolidated Statement of Earnings under the caption loss on sale of fixed assets and other.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.    INVENTORIES

Inventories are summarized as follows (in millions):

	Successor
	March 31, 2007	December 31, 2006
Finished goods	$585	$518
Materials and supplies	224	194

FIFO inventory	809	712
LIFO reserve	36	37

Total inventories	$845	$749

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

	Successor
	March 31, 2007
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$174	$(4)	$170
Technology	20	198	(4)	194
Franchise and other agreements	15	33	(2)	31
Non-amortizable intangible assets:
Trademarks		898	—	898

		$1,303	$(10)	$1,293

Goodwill		$1,314

	Successor
	December 31, 2006
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$174	$(2)	$172
Technology	20	198	(2)	196
Franchise and other agreements	15	33	(1)	32
In process research and development		21	(21)	—
Non-amortizable intangible assets:
Trademarks		898	—	898

		$1,324	$(26)	$1,298

Goodwill		$1,313

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Other Intangible Assets

The value assigned to the intangibles upon the adoption of fresh-start accounting represents the Company’s best estimates of fair value based on internal and external valuations. As a result, the Company expects the ongoing amortization expense for finite intangible assets to be approximately $21 million in each of the next five fiscal years.

Goodwill

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

Successor	Insulating Systems	Roofing & Asphalt	Other Building Materials & Services	Composite Solutions	Total
Balance as of December 31, 2006	$852	$261	$142	$58	$1,313
Foreign exchange	—	—	1	—	1

Balance as of March 31, 2007	$852	$261	$143	$58	$1,314

The Successor has elected the fourth quarter to perform its annual testing for goodwill impairment. The Company will test goodwill for impairment as of October 1st of each fiscal year going forward, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in SFAS No. 142.

7.    WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities is as follows (in millions):

Successor
For the Three Months Ended March 31, 2007
Beginning balance	$50
Amounts accrued for current year	3
Adjustment of preexisting accrual estimates	1
Settlements of warranty claims	(13)

Ending balance	$41

8.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS)

In the second half of 2006, we substantially completed the restructuring actions taken to close facilities, exit certain product lines and reduce operating costs. During the three months ended March 31, 2007, the Company

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS) (continued)

recorded a credit of $2 million related to lower estimated employee severance cost for employee separations in the 2006 restructuring actions. We do not expect to incur any additional costs related to the 2006 actions and final payments are estimated to occur within the second and third quarters of 2007.

The following table summarizes the status of the unpaid liabilities from the Company’s restructuring activities (in millions):

Successor
For the Three Months Ended March 31, 2007
Beginning balance	$29
Amounts accrued for current year	(2)
Cash payments	(15)

Ending balance	$12

9.    DEBT

Details of our outstanding long-term debt at March 31, 2007 and December 31, 2006 are as follows (in millions):

	Successor
	March 31, 2007	December 31, 2006
Senior Term Facility, maturing in 2011	$600	$—
6.50% Senior Notes, net of discount, due 2016	648	648
7.00% Senior Notes, net of discount, due 2036	539	539
Revolving Credit Facility, maturing in 2011	110	—
Internal Revenue Service note, maturing 2012, 8.0%	89	89
Various capital leases, due through 2050	25	20
Other floating rate debt, maturing through 2017	34	35
Other fixed rate debt, maturing through 2008, at rates from 5.0% to 6.0%	4	4

	2,049	1,335
Less – current portion	34	39

Total long-term debt	$2,015	$1,296

Senior Notes

We issued $1.2 billion of Senior Notes (collectively, the “Senior Notes”) concurrently with our emergence from bankruptcy on the Effective Date. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.

The Senior Notes consist of $650 million aggregate principal amount of 6.50% notes due December 1, 2016 and $550 million aggregate principal amount of 7.00% notes due December 1, 2036 with effective interest rates of

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.    DEBT (continued)

6.62% and 7.23%, respectively. Interest on each series of notes is payable on June 1 and December 1 of each year, beginning on June 1, 2007. We may redeem some or all of the notes at any time at a “make-whole” redemption price.

The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future unsecured senior indebtedness of the Company. The Senior Notes rank senior in right of payment to any subordinated indebtedness of the Company and are effectively subordinated to the Company’s secured indebtedness, to the extent of the value of the collateral securing such indebtedness.

The Senior Notes are also guaranteed by each of the Company’s current and future material wholly-owned United States subsidiaries that is a borrower or a guarantor under the Credit Agreement (defined below). Each guaranty of the Senior Notes is a general unsecured obligation of the guarantors and ranks pari passu with all existing and future unsecured senior indebtedness of the subsidiary guarantors. The guarantees of the Senior Notes rank senior in right of payment to any subordinated indebtedness of the guarantors and are effectively subordinated to the guarantor’s secured indebtedness, to the extent of the value of the collateral securing such indebtedness.

The Senior Notes were initially offered and sold to qualified institutional buyers in reliance on Rule 144A of the Securities Act. In connection with the offering, the parties entered into a registration rights agreement whereby we agreed to file a registration statement with the Securities and Exchange Commission for an offering pursuant to which notes substantially identical to the original notes will be offered in exchange for the then outstanding notes. Owens Corning has the option to redeem all or part of the Senior Notes at a specified price and is obligated to repurchase the Senior Notes at a specified price upon the occurrence of certain contingencies. We are subject to certain covenants in connection with the issuance of the Senior Notes.

Senior Credit Facilities

On October 31, 2006, the Company entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent, and various lenders, which are parties thereto. The Credit Agreement created two credit facilities (the “Credit Facilities”), consisting of:

•	a $1.0 billion multi-currency senior revolving credit facility; and

•	a $600 million delayed-draw senior term loan facility.

The Credit Facilities each have a five-year maturity. Proceeds from the revolving credit facility are available for general working capital needs and for other general corporate purposes. The term loan was used to partially fund payments to the 524(g) Trust in January of 2007. The revolving credit facility is comprised of a U.S. facility, a Canadian facility and a European facility. The Credit Agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates.

Any obligations under the Credit Facilities are unconditionally and irrevocably guaranteed by the Company’s material wholly-owned United States subsidiaries, whether now existing or later acquired. The Company had $110 million of borrowings and $136 million of letters of credit outstanding under the revolving credit facility at March 31, 2007.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.    DEBT (continued)

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

Short Term Debt

At March 31, 2007 and December 31, 2006, short-term borrowings were $14 million and $1.401 billion, respectively. The December 31, 2006 balance included a note payable to the 524(g) Trust of $1.390 billion, which was paid in January of 2007. The remaining short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities, which are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 6.9% and 7.0% at March 31, 2007 and December 31, 2006, respectively.

10.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Company has several defined benefit pension plans covering most employees. Under the plans, pension benefits are based on an employee’s years of service and, for certain categories of employees, qualifying compensation. Company contributions to these pension plans are determined by an independent actuary. Contributions to the U.S. pension plan are based on amounts needed to meet or exceed minimum funding requirements. The unrecognized cost of retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits.

The following table provides information regarding pension expense recognized during the quarter (in millions):

	Successor			Predecessor
	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost

Service cost	$6	$2	$8	$5	$1	$6
Interest cost	14	6	20	14	5	19
Expected return on plan assets	(17)	(7)	(24)	(14)	(5)	(19)
Amortization of loss	—	—	—	10	2	12
Amortization of prior service cost	—	—	—	2	—	2

Net periodic pension cost	$3	$1	$4	$17	$3	$20

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

Owens Corning expects to contribute approximately $100 million in cash to the U.S. pension plans and approximately $10 million to non-U.S. plans during 2007. The Company made cash contributions of approximately $9 million to the plans during the three months ended March 31, 2007.

Postemployment and Postretirement Benefits Other than Pension Plans

The Company and its subsidiaries maintain health care and life insurance benefit plans for certain retired employees and their dependents. The health care plans in the U.S. are non-funded and pay either (1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or (2) fixed amounts of medical expense reimbursement.

The following table provides the components of net periodic benefit cost for aggregated U.S. and Non-U.S. Plans for the quarter (in millions):

	Successor	Predecessor
	Three Months Ended March 31,
	2007	2006
Components of Net Periodic Benefit Cost

Service cost	$1	$1
Interest cost	5	5
Amortization of prior service cost	—	(3)

Net periodic benefit cost	$6	$3

11.    STOCK COMPENSATION

On October 31, 2006, all stock and stock options of the Predecessor were extinguished in accordance with the Plan.

2006 Stock Plan

In conjunction with the confirmation of the Plan, the Company’s 2006 Stock Plan was approved by the USBC. In accordance with Section 303 of the Delaware General Corporation Law, such approval constituted stockholder approval of the 2006 Stock Plan. The 2006 Stock Plan became effective on October 31, 2006, the date that the Debtors emerged from Chapter 11 Bankruptcy.

The 2006 Stock Plan authorizes future grants of stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units, bonus stock awards and performance stock awards to be made pursuant to the plan. At March 31, 2007, the maximum number of shares remaining available under the 2006 Stock Plan for all stock awards was 3,724,263 shares.

Stock Options

The Company calculates a weighted-average grant date fair value, using a Black-Scholes valuation model for options granted. No stock options were granted or exercised during the three months ended March 31, 2007.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.    STOCK COMPENSATION (continued)

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

The following table summarizes our share option activity during the Successor three months ended March 31, 2007:

Successor	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2006	2,123,100	$30.00
Options granted	—	—
Options exercised	—	—
Options forfeited	6,000	$30.00

Outstanding at March 31, 2007	2,117,100	$30.00

The following table summarizes information about options outstanding and exercisable at March 31, 2007:

Successor
	Options Outstanding	Weighted-Average		Options Exercisable	Weighted- Average Exercise Price
Range of Exercise Prices		Remaining Contractual Life	Exercise Price
$30.00 – $30.00	2,117,100	9.58	$30.00	—	$30.00

During the three months ended March 31, 2007, the Company recognized expense of $2 million related to the Company’s stock options, which was recorded under the caption employee emergence equity program on the Consolidated Statements of Earnings. As of March 31, 2007, there was $17 million of total unrecognized compensation cost related to stock options awards. The total aggregate intrinsic value of options outstanding as of March 31, 2007 was $4 million.

Restricted Stock Awards and Restricted Stock Units

Compensation expense for restricted stock awards is measured based on the market price of the stock on the date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2009.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.    STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had stock issued as of March 31, 2007 and changes during the three months ended March 31, 2007 are presented below:

Successor	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2006	3,030,150	$30.00
Granted	27,937	$29.09
Vested	(900)	$30.00
Forfeited	(49,900)	$30.00

Outstanding at March 31, 2007	3,007,287	$29.99

During the three months ended March 31, 2007, the Company recognized expense of $6 million related to the Company’s restricted stock awards, which was recorded under the caption employee emergence equity program on the Consolidated Statements of Earnings. The Company previously recorded $3 million in restricted stock expense related to its fiscal 2006 restructuring activities. As of March 31, 2007, there was $60 million of total unrecognized compensation cost related to restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.59 years. The total fair value of shares vested during the three months ended March 31, 2007 was less than $1 million.

12.    CONTINGENT LIABILITIES AND OTHER MATTERS

Resolution of Asbestos Liabilities

As described in greater detail in Note 1 to the Consolidated Financial Statements, under the terms of the Debtors’ confirmed Plan and the Confirmation Order, asbestos personal injury claims formerly against each of OCD and Fibreboard will be administered, and distributions on account of such claims will be made, exclusively from the 524(g) Trust that has been established and funded pursuant to the Plan. In addition, all asbestos property damage claims against OCD or Fibreboard either (i) have been resolved, (ii) will now be resolved pursuant to the Plan along with certain other unsecured claims for an aggregate amount within the Company’s Non-Tax Bankruptcy Reserve at March 31, 2007, or (iii) are barred pursuant to the Plan and Confirmation Order. Accordingly, other than the limited number and value of property damage claims being resolved pursuant to clause (ii) above, the Company has no further asbestos liabilities.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Tax Matters

Owens Corning’s federal income tax returns typically are audited by the IRS in multi-year audit cycles. The audit for the years 1992-1995 was completed in late 2000. Due to OCD’s Chapter 11 filing in 2000, the IRS also accelerated and completed the audit for the years 1996-1999 by March of 2001. As a result of these audits and unresolved issues from prior audit cycles, the IRS asserted claims for unpaid income taxes plus interest thereon. As a result of settlement negotiations, in the fourth quarter of 2004 the Company and the IRS reached an agreement in principle to settle such claims in return for total settlement payments by the Company of approximately $69 million, plus interest. The settlement was approved by the USBC by Order dated November 15, 2004 and by the Congressional Joint Committee on Taxation on May 17, 2005. The Company has estimated the interest applicable to the settlement to be approximately $30 million. However, the IRS has computed such interest to be approximately $71 million. The Company is in the process of reconciling the differences between the two interest computations and has entered into negotiations with the IRS to resolve the continuing differences. Pending the outcome of such negotiations, the Company has recorded the entire interest amount as computed by the IRS in its consolidated balance sheets.

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

Environmental Liabilities

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws, and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. During the quarter ended March 31, 2007, we completely resolved our environmental liability at 18 sites through the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

bankruptcy process, and determined that we had no current environmental liability at 3 other sites. At March 31, 2007, we had environmental remediation liability, as PRP at 40 sites. Our environmental liabilities at 23 of these sites will be resolved pursuant to the terms of the Plan and will be paid out of the Non-Tax Bankruptcy Reserve. At the other 17 sites we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2007, our reserve for such liabilities was $7 million. We will continue to review our environmental reserve and make such adjustments as appropriate.

13.    EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share (in millions, except per share amounts):

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net earnings	$1	$63

Weighted-average number of shares outstanding used for basic earnings per share	128.1	55.3
Non-vested restricted shares	2.7	—
Stock options	0.3	—
Shares from assumed conversion of preferred securities	—	4.6

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	131.1	59.9

Net earnings per common share:
Basic net earnings per share	$0.01	$1.14

Diluted net earnings per share	$0.01	$1.05

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.    COMPREHENSIVE EARNINGS

The following table presents comprehensive earnings for the periods indicated (in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net earnings	$1	$63
Currency translation adjustment	7	4
Deferred loss on hedging	7	(16)

Comprehensive earnings	$15	$51

15.    INCOME TAXES

The Successor’s income tax expense for the three months ended March 31, 2007 was less than $1 million, which represents a 36.5% effective tax rate. The difference between the 36.5% effective rate and the Federal statutory tax rate of 35% was primarily the result of additional tax expense associated with state and local income taxes.

In the first quarter of 2006 the Predecessor decreased its valuation allowance related to realization of deferred tax assets associated with its asbestos-related liabilities by $40 million. This resulted in a $40 million tax benefit in the quarter and an effective tax rate of negative 20%.

16.    ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company is in the process of evaluating the impact of adopting this statement.

17.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The following condensed consolidating financial statements present the financial information required with respect to those entities which guarantee certain of the Company’s debt. The condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of the subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investment in subsidiaries and intercompany balances and transactions.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Guarantor and Nonguarantor Financial Statements

As described in Note 9, Owens Corning issued $1.2 billion aggregate principal amount of Senior Notes. The Senior Notes are guaranteed, fully, unconditionally and joint and severally, by each of Owens Corning’s current and future 100% owned material domestic subsidiaries that are a borrower or a guarantor under Owens Corning’s Credit Facilities, which permits changes to the named guarantors in certain situations, (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes (collectively, the “Nonguarantor Subsidiaries”). As disclosed in Note 1, Owens Corning became the holding company and ultimate parent company of OCD and the other Owens Corning companies on October 31, 2006, as a part of the restructuring that was conducted in connection with OCD’s emergence from bankruptcy.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

FOR THE SUCCESSOR THREE MONTHS ENDED MARCH 31, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,028	$362	$(66)	$1,324
COST OF SALES	—	908	289	(66)	1,131

Gross margin	—	120	73	—	193

OPERATING EXPENSES
Marketing and administrative expenses	36	85	15	—	136
Science and technology expenses	—	12	2	—	14
Restructuring costs (credits)	—	(2)	—	—	(2)
Chapter 11 related reorganization items	—	3	—	—	3
Employee emergence equity program	—	6	2	—	8
Other	(38)	20	19	—	1

Total operating expenses	(2)	124	38	—	160

EARNINGS (LOSS) BEFORE INTEREST AND TAXES	2	(4)	35	—	33

Interest expense, net	32	(1)	1	—	32

EARNINGS (LOSS) BEFORE TAXES	(30)	(3)	34	—	1

Income tax expense (benefit)	(8)	1	9	—	—

EARNINGS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(22)	(2)	25	—	1
Equity in net earnings (loss) of subsidiaries	23	25	—	(48)	—
Minority interest and equity in net earnings of affiliates	—	—	—	—	—

NET EARNINGS (LOSS)	$1	$23	$25	$(48)	$1

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

FOR THE PREDECESSOR THREE MONTHS ENDED MARCH 31, 2006

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,372	$324	$(95)	$1,601
COST OF SALES	—	1,170	257	(95)	1,332

Gross margin	—	202	67	—	269

OPERATING EXPENSES
Marketing and administrative expenses	—	109	22	—	131
Science and technology expenses	—	14	2	—	16
Chapter 11 related reorganization items	—	10	—	—	10
Asbestos litigation recoveries – Owens Corning	—	(3)	—	—	(3)
Other	—	(23)	23	—	—

Total operating expenses	—	107	47	—	154

EARNINGS BEFORE INTEREST AND TAXES	—	95	20	—	115

Interest expense, net	—	64	1	—	65

EARNINGS BEFORE INCOME TAX BENEFIT	—	31	19	—	50

Income tax expense (benefit)	—	(30)	20	—	(10)

EARNINGS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	—	61	(1)	—	60
Equity in net earnings (loss) of subsidiaries	—	2	—	(2)	—
Minority interest and equity in net earnings of affiliates	—	—	3	—	3

NET EARNINGS (LOSS)	$—	$63	$2	$(2)	$63

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF THE SUCCESSOR MARCH 31, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT
Cash and cash equivalents	$—	$5	$88	$—	$93
Receivables, net	—	426	263	—	689
Due from affiliates	51	220	231	(502)	—
Inventories	—	666	179	—	845
Restricted cash – disputed claims reserve	—	85	—	—	85
Other current assets	—	31	35	—	66

Total current	51	1,433	796	(502)	1,778

OTHER
Deferred income taxes	4	558	(10)	—	552
Pension-related assets	—	—	8	—	8
Goodwill	—	1,303	11	—	1,314
Intangible assets	—	1,186	107	—	1,293
Investment in affiliates	—	38	49	—	87
Investment in subsidiaries	5,607	924	—	(6,531)	—
Due from affiliates	—	28	—	(28)	—
Other noncurrent assets	24	65	55	—	144

Total other	5,635	4,102	220	(6,559)	3,398

NET PLANT AND EQUIPMENT	81	1,724	701	—	2,506

TOTAL ASSETS	$5,767	$7,259	$1,717	$(7,061)	$7,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable and accrued liabilities	$(14)	$655	$307	$—	$948
Due from affiliates	36	256	210	(502)	—
Accrued interest	46	7	1	—	54
Short-term debt	—	—	14	—	14
Long-term debt – current portion	15	4	15	—	34

Total current	83	922	547	(502)	1,050

LONG-TERM DEBT	1,972	21	22	—	2,015
DUE FROM AFFILIATES	—	—	28	(28)	—
OTHER
Pension plan liability	—	195	112	—	307
Other employee benefits liability	—	299	25	—	324
Other	—	215	15	—	230

Total other	—	709	152	—	861

MINORITY INTEREST	—	—	44	—	44

STOCKHOLDERS’ EQUITY
Successor preferred stock	—	—	—	—	—
Successor common stock	1	—	—	—	1
Additional paid in capital	3,744	5,640	882	(6,522)	3,744
Retained earnings (accumulated deficit)	(64)	(33)	42	(9)	(64)
Accumulated other comprehensive earnings	31	—	—	—	31

Total stockholders’ equity	3,712	5,607	924	(6,531)	3,712

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,767	$7,259	$1,717	$(7,061)	$7,682

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF THE SUCCESSOR DECEMBER 31, 2006

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT
Cash and cash equivalents	$—	$906	$183	$—	$1,089
Receivables, net	—	328	245	—	573
Due from affiliates	6	192	155	(353)	—
Inventories	—	579	170	—	749
Restricted cash – disputed claims reserve	—	85	—	—	85
Other current assets	—	27	29	—	56

Total current	6	2,117	782	(353)	2,552

OTHER
Deferred income taxes	—	555	(6)	—	549
Pension-related assets	—	—	8	—	8
Goodwill	—	1,307	6	—	1,313
Intangible assets	—	1,191	107	—	1,298
Investment in affiliates	—	48	49	—	97
Investment in subsidiaries	4,948	884	—	(5,832)	—
Due from affiliates	—	28	—	(28)	—
Other noncurrent assets	18	55	59	—	132

Total other	4,966	4,068	223	(5,860)	3,397

NET PLANT AND EQUIPMENT	—	1,816	705	—	2,521

TOTAL ASSETS	$4,972	$8,001	$1,710	$(6,213)	$8,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable and accrued liabilities	$(6)	$759	$328	$—	$1,081
Due from affiliates	—	137	216	(353)	—
Accrued interest	15	23	1	—	39
Short-term debt	—	1,390	11	—	1,401
Long-term debt – current portion	15	19	5	—	39

Total current	24	2,328	561	(353)	2,560

LONG-TERM DEBT	1,262	1	33	—	1,296
DUE FROM AFFILIATES	—	—	28	(28)	—
OTHER
Pension plan liability	—	192	120	—	312
Other employee benefits liability	—	300	25	—	325
Other	—	232	15	—	247

Total other	—	724	160	—	884

MINORITY INTEREST	—	—	44	—	44

STOCKHOLDERS’ EQUITY
Successor preferred stock	—	—	—	—	—
Successor common stock	1	—	—	—	1
Additional paid in capital	3,733	5,004	867	(5,871)	3,733
Retained earnings (accumulated deficit)	(65)	(56)	17	39	(65)
Accumulated other comprehensive earnings	17	—	—	—	17

Total stockholders’ equity	3,686	4,948	884	(5,832)	3,686

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,972	$8,001	$1,710	$(6,213)	$8,470

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SUCCESSOR THREE MONTHS ENDED MARCH 31, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW FROM OPERATING ACTIVITIES	$—	$(200)	$(86)	$—	$(286)

NET CASH FLOW FROM INVESTING ACTIVITIES
Additions to plant and equipment	—	(32)	(10)	—	(42)
Investment in affiliates and subsidiaries, net of cash acquired	—	(1)	—	—	(1)
Proceeds from the sale of assets or affiliate	—	12	—	—	12

Net cash flow used for investing activities	—	(21)	(10)	—	(31)

NET CASH FLOW FROM FINANCING ACTIVITIES
Payments on long-term debt	—	—	(6)	—	(6)
Proceeds from long-term debt	600	—	9	—	609
Payments of note payable to 524(g) Trust	—	(1,390)	—	—	(1,390)
Proceeds from revolving credit facility	110	—	—	—	110
Net increase (decrease) in short-term debt	—	—	(2)	—	(2)
Parent loans and advances	(710)	710	—	—	—

Net cash flow used for financing activities	—	(680)	1	—	(679)

Effect of exchange rate changes on cash	—	—	—	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(901)	(95)	—	(996)
Cash and cash equivalents at beginning of period	—	906	183	—	1,089

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$5	$88	$—	$93

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PREDECESSOR THREE MONTHS ENDED MARCH 31, 2006

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW FROM OPERATING ACTIVITIES	$—	$(142)	$(5)	$—	$(147)

NET CASH FLOW FROM INVESTING ACTIVITIES
Additions to plant and equipment	—	(41)	(21)	—	(62)
Investment in affiliates and subsidiaries, net of cash acquired	—	(1)	—	—	(1)
Proceeds from the sale of assets or affiliate	—	10	—	—	10

Net cash flow used for investing activities	—	(32)	(21)	—	(53)

NET CASH FLOW FROM FINANCING ACTIVITIES
Payments on long-term debt	—	—	—	—	—
Proceeds from long-term debt	—	—	(1)	—	(1)
Payments to pre-petition lenders	—	—	1	—	1
Net increase (decrease) in short-term debt	—	—	—	—	—

Net cash flow used for financing activities	—	—	—	—	—

Effect of exchange rate changes on cash	—	—	1	—	1

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(174)	(25)	—	(199)
Cash and cash equivalents at beginning of period	—	1,377	182	—	1,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,203	$157	$—	$1,360

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All per share information discussed below is on a diluted basis. References in this Report to the “Consolidated Financial Statements” refer to the Consolidated Financial Statements included in this Report.)

Unless the context requires otherwise, the terms “Owens Corning”, “Company”, “we” and “our” in this report refer to Owens Corning and its subsidiaries. As a result of the application of fresh-start accounting on October 31, 2006, and in accordance with SoP 90-7, the post-emergence financial results of the Company for the periods following October 31, 2006 are referred to as (“Successor”), and of OCD and its subsidiaries for the periods through October 31, 2006 are referred to as (“Predecessor”).

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

Operations Overview

The table below provides a summary of our sales and earnings before interest and taxes for the first quarter of 2007 and 2006 (in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Sales	$1,324	$1,601

Percent change from prior year	(17.3)%

Earnings before interest and taxes	$33	$115

Earnings before interest and taxes as percent of sales	2.5%	7.2%

Items Affecting Comparability

Because of the nature of certain items related to our prior Chapter 11 proceedings, prior asbestos liability, restructuring activities and the employee emergence equity program, management does not find reported earnings before interest and taxes to be the most useful and transparent financial measure of the Company’s year-over-year operational performance. These items are related primarily to the Chapter 11 process and activities necessitated by our emergence from bankruptcy, including the employee emergence equity program, and are not the result of current operations of the Company. They also include costs incurred in exiting our HOMExperts service line and costs incurred in connection with the proposed formation of our reinforcements joint venture with Saint Gobain.

Management measures operating performance by excluding the items referenced in the preceding paragraph for various purposes, including reporting results of operations to the Board of Directors of the Company, and for

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

analysis of performance and related employee compensation measures. Although management believes that these adjustments to earnings before interest and taxes provide a more meaningful representation of the Company’s operational performance, our operating performance excluding these items should not be considered in isolation or as a substitute for earnings before interest and taxes prepared in accordance with GAAP.

The significant items impacting the year-over-year comparability of reported earnings before interest and taxes are noted in the table below (in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Chapter 11 related reorganization items	$3	$10
Asbestos litigation recoveries – Owens Corning	—	(3)
Restructuring credits and other credits	(2)	(8	)(a)
OCV Reinforcements joint venture transaction costs	11	—
Losses resulting from exiting HOMExperts service line	8	—
Employee emergence equity program	8	—

Total items impacting comparability	$28	$(1)

(a)	Represents gains on the sale of metal used in certain production tooling.

Earnings before interest and taxes were $33 million for the first quarter of 2007 compared to $115 million for 2006. Excluding the items impacting comparability reflected in the table above, earnings before interest and taxes were $61 million for the first quarter of 2007 compared to $114 million in 2006. The decline was primarily due to lower sales as the weakening new residential construction market impacted demand for building materials products, combined with higher material and delivery costs.

During the first quarter of 2007, several major factors affected the performance of our Insulating Systems, Roofing and Asphalt, and Other Building Materials and Services segments (all of which are included in our building materials product category), including the following:

•

New housing starts in the United States were significantly lower than the previous two years and demand for our building materials products from the new residential construction market declined. In addition, there was no material storm driven demand for our roofing products during the first quarter of 2007 compared to relatively strong storm related demand in the first quarter of 2006.

•

Weakened demand in our Insulating Systems and Roofing and Asphalt segments, combined with seasonal slowdowns in the markets for these products, required us to continue the curtailment of production at selected manufacturing facilities.

•

We continued to experience inflation in raw material and labor costs which we were generally unable to recover through productivity and price increases. As a result, we experienced margin compression in our Insulating Systems and our Roofing and Asphalt segments.

Major factors affecting the performance of our Composite Solutions segment during the first quarter of 2007 included the following:

•

Demand for our glass reinforcement products was robust during the first quarter. This allowed us to operate our manufacturing facilities at higher production levels and resulted in improved manufacturing productivity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	Because of the strong demand in the glass fiber materials markets, prices increased in the first quarter of 2007 allowing us to recover the higher costs of raw materials, labor and energy.
•

Our Taloja, India facility, which was shut down for the entire first quarter of 2006 to repair damage from a flood in 2005, and to expand the facility, was fully operational in the first quarter of 2007. This downtime negatively impacted 2006 results by approximately $6 million. In addition, production and sales from our facility in Japan, which was purchased during the second quarter of 2006, positively impacted our first quarter results of operations.

Safety

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by OSHA. In the three months ended March 31, 2007, our RIR improved 26% over our December 31, 2006 rate.

Outlook

Demand for our building materials products continued to soften during the first quarter of 2007. The weakening of the United States housing market that began in mid-2006 continued through the first quarter of 2007. Based on current estimates of the National Association by Home Builders, the slow down in United States housing starts is expected to carry well into 2007, which will continue to impact the Company’s Insulating System business. Demand for Owens Corning’s Roofing and Asphalt products is driven primarily by the repair of residential roofs, with lesser demand coming from housing starts. We are assuming a more normal level of demand associated with storm activity in 2007.

While the Company has certain businesses and products, including those within its Composite Solutions business, that are not as sensitive to new residential construction in North America, we cannot be certain that the revenue and earnings from these businesses will materially mitigate any decline in our results due to a decline in North American residential housing construction.

To help offset the softening in housing-start related demand, the Company has developed product offerings and marketing programs that are intended to expand the use of Owens Corning products in residential, thermal and acoustical, and commercial and industrial insulation markets. In addition, we have scheduled required maintenance on many of our production facilities for times when it will have the least impact on our ability to service customers. Additionally, as part of our ongoing review of our business, we announced that we will explore strategic alternatives for our Siding Solutions business, which includes our vinyl siding manufacturing operations and Norandex/Reynolds distribution business. We expect a mid-year completion of this process.

We believe the Composite Solutions segment will benefit from robust global demand for glass fiber materials throughout 2007. In addition, we have introduced new products, including a mold resistant glass fiber covering for wallboard, which we believe have the potential to positively impact results for this segment beginning in 2007. We have also undertaken a strategic review of our Fabwel business unit, a producer and fabricator of components and sidewalls for recreational vehicles and cargo trailers, which is expected to be completed by mid-2007.

Global demand for energy-related commodities and services caused us to experience cost inflation during prior years. These pressures abated somewhat in the first quarter of 2007. However, for many of our products, we were

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

not able to recover the inflation that we did experience through price increases. We anticipate that even a lower level of inflation during the remainder of this year may not be recovered completely through price increases. Therefore, we are focusing on generating additional productivity gains in order to avoid further margin compression. We also are committed to continuing to improve productivity in manufacturing, logistics and marketing administration.

We will continue to place significant emphasis on proactively managing our capacity, introducing product offerings and eliminating inefficiencies in our business and manufacturing processes to offset the effects of softening in demand and higher costs.

Our emergence from bankruptcy will affect 2007 earnings before interest and taxes due to the impact of fresh-start accounting and the amortization of the cost of the employee emergence equity program. The effect of fresh-start accounting is expected to increase earnings before interest and taxes for the year 2007 by approximately $11 million, primarily due to reduced pension expense, partially offset by increased depreciation and amortization, and other post-employment benefits expense. Compensation expense related to the employee emergence equity program is expected to reduce earnings before interest and taxes by approximately $31 million per year through 2008, and $24 million in 2009.

Recent Developments

On February 20, 2007, Owens Corning and Saint-Gobain announced that they had signed a joint-venture agreement to merge their respective reinforcements and composites businesses, thereby creating a global company in reinforcements and composite fabrics products with worldwide revenues of approximately $1.8 billion and 10,000 employees. The new company, to be named “OCV Reinforcements”, will serve customers with improved technology, an expanded product range and a strengthened presence in both developed and emerging markets. The transaction, which has been approved by the Boards of Directors of both parent companies, is subject to customary closing conditions and regulatory and antitrust approvals. Given the timing of regulatory and antitrust review, the joint venture is targeted to close during the second half of 2007.

During the first quarter of 2007, the Company announced that it reviewed its portfolio of businesses and that it will explore strategic alternatives for the Company’s Siding Solutions business, which includes its vinyl siding manufacturing operations and Norandex/Reynolds distribution business, and the Company’s Fabwel unit, a producer and fabricator of components and sidewalls for recreational vehicles and cargo trailers. The Siding Solutions business is the largest component of the Other Building Materials and Services segment. Fabwel is a unit within Owens Corning’s Composite Solutions segment and is separate from the Company’s planned joint-venture with Saint-Gobain. The Company expects a mid-year completion of this process.

Also during the first quarter of 2007, the Company’s Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 5% (6,537,292 shares) of the Company’s outstanding common stock. Shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

As a result of distributions related to our emergence from bankruptcy, we have generated substantial income tax net operating losses for United States federal tax purposes. Consequently, we expect to pay little, if any, United States federal income taxes for the near to medium term. Our ability to utilize some of our net operating losses will be subject to the limitations of section 382 of the Internal Revenue Code, and if Owens Corning undergoes an ownership change, our ability to utilize any future net operating losses will be subject to the limitations under section 382. However, it is not expected that such limitations will have a material impact on our United States federal income tax liability for any taxable years or affect the utilization of these net operating losses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Consolidated Results

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(in millions)
Net sales	$1,324	$1,601

Gross margin	$193	$269

As a percent of sales	14.6%	16.8%

Marketing and administrative	$136	$131

As a percent of sales	10.3%	8.2%

Science and technology	$14	$16

As a percent of sales	1.1%	1.0%

Credit for asbestos litigation recoveries	$—	$(3)

Earnings before interest and taxes	$33	$115

Interest expense, net	$32	$65

Income tax expense (benefit)	$—	$(10)

Net earnings	$1	$63

NET SALES

Net sales for the three months ended March 31, 2007 were $1.324 billion, a 17.3% decrease from the 2006 level of $1.601 billion. This decrease was primarily the result of volume declines in the Insulating Systems, Roofing and Asphalt and Other Building Materials and Services segments, partially offset by volume and price increases in the Composite Solutions segment. Sales outside the United States represented 23% of total sales for the three months ended March 31, 2007, compared to 16% during 2006.

GROSS MARGIN

Gross margin as a percent of sales for the three months ended March 31, 2007 decreased by 2.2 percentage points compared to 2006. The decline was primarily due to lower sales volume stemming from weaker demand for our building materials products in the North American housing and remodeling markets, and higher materials, labor and transportation costs.

Gross margin was higher in the Composite Solutions segment due to the impact of increased sales volume, increased sales prices, and productivity that more than offset higher material, labor and transportation costs.

Gross margin in the first quarter of 2007 was also negatively impacted by charges incurred as a result of implementing our decision to exit the HOMExperts service line.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses for the three months ended March 31, 2007 were $136 million, a 3.8% increase from the 2006 level of $131 million. As a percent of net sales, marketing and administrative expenses in

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the three months ended March 31, 2007 were 10.3%, compared to 8.2% in 2006. The increase as a percent of net sales is primarily due to decreased sales and the impact of approximately $11 million in transaction costs incurred during the first quarter of 2007 associated with the proposed reinforcements joint venture with Saint-Gobain.

EARNINGS BEFORE INTEREST AND TAXES

The decrease in earnings before interest and taxes for the three months ended March 31, 2007 compared to 2006 was primarily due to lower sales, as the weakening North American new residential construction market negatively impacted demand for our building materials products, and the impact of material and labor inflation. In addition to the above items, earnings before interest and taxes for the three months ended March 31, 2007 were impacted by:

•	A decrease in Chapter 11-related reorganization items of $7 million compared to a year ago, primarily resulting from decreased professional fees, partially offset by lower investment income.

•

The plan of reorganization established a one time employee emergence equity program. The cost of this program is being amortized over the vesting period of three years beginning in November 2006. The cost of this program during the three months ended March 31, 2007 was approximately $8 million.

The adoption of fresh-start accounting improved earnings before interest and taxes for the first quarter of 2007 by approximately $1 million as compared to the predecessor first quarter.

INTEREST EXPENSE

Net interest expense for the three months ended March 31, 2007 totaled $32 million, compared to $65 million for the first quarter of 2006. The results for the three months ended March 31, 2007 primarily reflect interest expense on the $1.2 billion of senior notes, the borrowing under the delayed-draw senior term loan facility during the first quarter of 2007 and borrowings under the revolving credit facility. The results for the three months ended March 31, 2006 include expenses of $66 million with respect to OCD’s pre-petition credit facility, relating to post-petition interest and certain other fees.

INCOME TAX EXPENSE

The Successor’s income tax expense for the three months ended March 31, 2007 was less than $1 million, which represents a 36.5% effective tax rate. The difference between the 36.5% effective rate and the Federal statutory tax rate of 35% was primarily the result of additional tax expense associated with state and local income taxes.

The Predecessor’s income tax benefit for the three months ended March 31, 2006 was $10 million, which represented a negative 20% effective tax rate. The difference between the negative 20% effective rate and the Federal statutory tax rate of 35% was primarily the result of the reduction of a previously established tax valuation allowance, which adjusted the income tax benefit associated with prior charges taken for asbestos-related liabilities, to the amounts expected to be realized.

NET EARNINGS

Due to the factors mentioned above, net earnings for the three months ended March 31, 2007, were $1 million, compared to $63 million for the prior year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Segment Results

The Company’s business operations fall within two general product categories, building materials and composites. The Company has determined (i) that the operating segments comprising the building materials product category be aggregated into three reportable segments: (1) Insulating Systems; (2) Roofing and Asphalt; and (3) Other Building Materials and Services, and (ii) that the operating segments comprising the composites product category are in a single reportable segment: Composite Solutions.

Earnings (loss) before interest and taxes by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses – such as general corporate expenses or income, and certain other expense or income items – are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in earnings (loss) before interest and taxes for the Company’s reportable segments and are included in the Corporate, Other and Eliminations category, which is presented following the discussion of our reportable segments.

Insulating Systems

The table below provides a summary of sales, earnings before interest and taxes, and depreciation and amortization expense for the Insulating Systems segment (in millions).

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net sales	$419	$522

Percent change from prior year	(19.7)%

Earnings before interest and taxes	$53	$122

Depreciation and amortization	$30	$18

NET SALES

Net sales for the three months ended March 31, 2007 were $419 million, a 19.7% decrease from the 2006 level of $522 million. This decrease was primarily volume related, the result of a decline in demand in the United States housing and remodeling markets during the first quarter, combined with slightly lower pricing in major product categories.

EARNINGS BEFORE INTEREST AND TAXES

Earnings before interest and taxes for the three months ended March 31, 2007 were $53 million, compared to $122 million for the same period in 2006. For the first quarter of 2007, earnings before interest and taxes were unfavorably impacted by a decline in sales volume, slightly lower prices, changes in product mix, idle facility costs resulting from production curtailments, and increases in material and labor costs. In addition, the adoption of fresh-start accounting upon our emergence from bankruptcy had a negative impact on earnings before interest and taxes for the first quarter of 2007 of approximately $11 million, related primarily to increased depreciation and amortization costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing and Asphalt

The table below provides a summary of sales, earnings (loss) before interest and taxes, and depreciation and amortization expense for the Roofing and Asphalt segment (in millions).

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net sales	$306	$461

Percent change from prior year	(33.6)%

Earnings (loss) before interest and taxes	$(8)	$29

Depreciation and amortization	$10	$8

NET SALES

Net sales for the three months ended March 31, 2007 were $306 million, a 33.6% decrease from the 2006 level of $461 million. This decrease was primarily the result of a decline in volume related to the absence of storm related demand and lower North American new residential construction and remodeling activity, compared to the first quarter of 2006.

EARNINGS (LOSS) BEFORE INTEREST AND TAXES

For the three months ended March 31, 2007 there was a loss before interest and taxes of $8 million, compared to earnings before interest and taxes of $29 million in 2006. This decrease was primarily driven by lower volume resulting from declines in new construction activity in North America, combined with the lower level of storm related demand and the impact of higher materials cost. In addition, earnings before interest and taxes for the three months ended March 31, 2007 were negatively impacted by approximately $1 million of expense resulting from the adoption of fresh-start accounting.

Other Building Materials and Services

The table below provides a summary of sales, loss before interest and taxes and depreciation and amortization expense for the Other Building Materials and Services segment (in millions).

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net sales	$232	$295

Percent change from prior year	(21.4)%

Loss before interest and taxes	$(1)	$(3)

Depreciation and amortization	$4	$4

NET SALES

Net sales for the three months ended March 31, 2007 were $232 million, a 21.4% decrease from the 2006 level of $295 million. This decrease was primarily the result of lower volume in our Siding Solutions business, and sales declines resulting from the closure of the HOMExperts service line.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LOSS BEFORE INTEREST AND TAXES

Loss before interest and taxes for the three months ended March 31, 2007 was $1 million, an improvement from the 2006 loss of $3 million. The improvement was due primarily to increased earnings in our manufactured stone veneer business and the elimination of losses related to the exit of the HOMExperts service line in the first quarter of 2007, which were included in Corporate, Other and Eliminations, compared to 2006 losses of approximately $1 million. The adoption of fresh-start accounting had no significant impact on loss before interest and taxes for the three months ended March 31, 2007.

Composite Solutions

The table below provides a summary of sales, earnings before interest and taxes, and depreciation and amortization expense for the Composite Solutions segment (in millions).

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net sales	$403	$373

Percent change from prior year	8.0%

Earnings before interest and taxes	$26	$14

Depreciation and amortization	$28	$22

NET SALES

Net sales for the three months ended March 31, 2007 were $403 million, an 8.0% increase from the 2006 level of $373 million. The increase in sales was primarily attributable to the acquisition of a composites business in Japan during the second quarter of 2006, along with increases in demand in North America and Europe and increased selling prices.

EARNINGS BEFORE INTEREST AND TAXES

Earnings before interest and taxes for the three months ended March 31, 2007 were $26 million, an 85.7% increase from the 2006 level of $14 million. The improvement was primarily the result of stronger demand, manufacturing productivity, lower marketing and administrative costs, and slight price increases that offset cost inflation in raw materials and labor. Earnings before interest and taxes for the three months ended March 31, 2006 included approximately $6 million in expense resulting from downtime to repair and expand capacity at our Taloja, India manufacturing facility, and $8 million of gains from the sale of metal.

Earnings before interest and taxes for the three months ended March 31, 2007 were negatively impacted by approximately $1 million of expense resulting from the adoption of fresh-start accounting.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations

The table below provides a summary of loss before interest and taxes and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions).

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Chapter 11-related reorganization items	$(3)	$(10)
Asbestos litigation recoveries – Owens Corning	—	3
Restructuring credits	2	—
OCV Reinforcements joint venture transaction costs	(11)	—
Losses resulting from exiting HOMExperts service line	(8)	—
Employee emergence equity expense	(8)	—
General corporate expense	(9)	(40)

Loss before interest and taxes	$(37)	$(47)

Depreciation and amortization	$5	$8

LOSS BEFORE INTEREST AND TAXES

Chapter 11-related reorganization items decreased approximately $7 million from the first quarter of 2006, primarily the result of decreased professional fees, partially offset by lower investment income.

For the three months ended March 31, 2007, the Company incurred approximately $11 million of transaction costs associated with the proposed joint-venture with Saint-Gobain’s Reinforcement and Composite Business. These costs are reported in the caption marketing and administrative expense in our Consolidated Statements of Earnings.

In the fourth quarter of 2006, the Company took actions to exit the HOMExpert portion of our construction service business. During the first quarter of 2007, we incurred $8 million in losses related to completing the exit.

Negatively impacting the results for the three months ended March 31, 2007 was an expense totaling approximately $8 million for the employee emergence equity program.

The impact of adopting fresh-start accounting was an improvement in earnings before interest and taxes for the first quarter of 2007 totaling approximately $15 million, primarily due to reduced charges for non-service related pension expense.

Excluding the impact of adopting fresh-start accounting described above, general corporate expense decreased by $16 million in the three months ended March 31, 2007 compared to 2006. This improvement is primarily due to a decrease in the charge for valuing inventories using the Last-In-First-Out (LIFO) accounting method of approximately $5 million in the first quarter of 2007 compared to the prior year, and $9 million in losses resulting from a mark to market adjustment on energy related derivative instruments included in the first quarter results for 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESTRUCTURING UPON EMERGENCE FROM CHAPTER 11 PROCEEDINGS

Restructuring

Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) was initially formed on July 21, 2006 as a wholly-owned subsidiary of Owens Corning Sales, LLC (formerly known as Owens Corning) (“OCD”) and did not conduct significant operations prior to October 31, 2006, when OCD and 17 of its subsidiaries emerged from Chapter 11 bankruptcy proceedings, but rather it was positioned to become the ultimate parent company upon emergence. As part of a restructuring that was conducted in connection with OCD’s emergence from bankruptcy, on October 31, 2006, Owens Corning then became a holding company and the ultimate parent company of OCD and the other Owens Corning companies.

The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Owens Corning and its subsidiaries for the periods following October 31, 2006 (“Successor”), and of OCD and its subsidiaries for the periods through October 31, 2006 (“Predecessor”).

Emergence from Chapter 11 Proceedings

BACKGROUND

On October 5, 2000 (the “Petition Date”), OCD and 17 of its United States subsidiaries (collectively with OCD, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “USBC”).

From the petition date until October 31, 2006, when the Debtors emerged from bankruptcy, the Debtors operated their businesses as debtors-in-possession in accordance with the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) were jointly administered under Case No. 00-3837 (JKF). The Debtors filed for relief under Chapter 11 to address the growing demands on cash flow resulting from the multi-billion dollars of asbestos personal injury claims that had been asserted against OCD and Fibreboard Corporation (“Fibreboard”).

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CONSUMMATION OF THE PLAN

Distributions Pursuant to the Plan

Since the Effective Date, the Company has substantially consummated all of the various transactions contemplated under the confirmed Plan, including the following Plan distributions:

•	On the Effective Date, in accordance with the Plan, Owens Corning paid (i) $1.25 billion in cash to the 524(g) Trust (defined below), and (ii) approximately $2.405 billion in cash to holders of debt under OCD’s pre-petition bank credit facility. In addition, the assets of the Fibreboard Settlement Trust (a trust funded by insurance proceeds to pay the costs of resolving Fibreboard asbestos-related liabilities), in the amount of approximately $1.5 billion, were also contributed to the 524(g) Trust.

•	On or after the Effective Date, pursuant to the Plan, Owens Corning distributed (i) 72.9 million shares of common stock in accordance with a rights offering and related backstop commitment, (ii) approximately 27.0 million shares of common stock to holders of pre-petition bonds, and (iii) approximately 17.5 million Series A Warrants to holders of certain subordinated claims and approximately 7.8 million Series B Warrants to holders of OCD common stock, respectively.

•	On January 4, 2007, pursuant to the Plan, Owens Corning paid an additional approximately $1.408 billion in cash and transferred 28.2 million shares of common stock to the 524(g) Trust (collectively, the “2007 Payments”). The 2007 Payments fully satisfied all of Owens Corning’s remaining funding obligations to the 524(g) Trust under the Plan.

•	As of March 31, 2007, Owens Corning had distributed approximately $224 million of the approximately $310 million in cash payable to certain general unsecured creditors pursuant to the Plan.

Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain payments to holders of administrative expense priority claims and professional advisors in the Chapter 11 Cases. The Company had reserved approximately $182 million as of March 31, 2007, to pay remaining claims in the Bankruptcy, of which approximately $90 million relate to non-tax claims (the “Non-Tax Bankruptcy Reserve”). Pursuant to the Plan, the Company has established a Disputed Distribution Reserve, funded in the amount of approximately $85 million as of March 31, 2007, which is reflected as restricted cash on the Consolidated Balance Sheets, for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date.

Establishment and Operation of the 524(g) Trust

Section 524(g) of the Bankruptcy Code generally provides that, if certain specified conditions are satisfied, a court may issue a permanent injunction barring the assertion, prosecution or enforcement of asbestos-related claims or demands against a debtor or reorganized company and exclusively channeling those claims to an independent trust. On the Effective Date, in accordance with the Plan, an asbestos personal injury trust qualifying under section 524(g) of the Bankruptcy Code (the “524(g) Trust”) was created from which asbestos claimants will be exclusively paid. Pursuant to the Plan and the Confirmation Order, the 524(g) Trust has, through separate sub-accounts for OCD and Fibreboard, assumed all asbestos-related liabilities of OCD, Fibreboard and the other entities set forth in the Plan and will, through those separate sub-accounts, make payments to asbestos claimants in accordance with the trust distribution procedures included as part of the Plan. In addition, the Plan and the Confirmation Order both contained an injunction issued by the USBC and affirmed by the District Court pursuant to section 524(g) of the Bankruptcy Code that expressly enjoins any and all actions against the Debtors,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payment of, on, or with respect to any asbestos claims subject to the 524(g) Trust. OCD’s and Fibreboard’s historical liability for asbestos personal injury claims is effectively and permanently resolved.

Discharge, Releases and Injunctions Pursuant to the Plan and the Confirmation Order

The Plan and Confirmation Order also contained various discharges, injunctive provisions and releases that became operative upon the Effective Date.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

Producing strong levels of cash flow and maintaining high levels of liquidity continue to be financial strategies of the Company. We manage the Company with a focus on our balance sheet, including managing our working capital.

As described more fully below, in connection with the Debtors’ emergence from Chapter 11 in fiscal 2006, we made substantial distributions of cash to our creditors. We funded those distributions with cash on hand, borrowings, and cash generated from a rights offering of the Company’s common stock. The assets held in the Fibreboard Settlement Trust were also distributed in connection with the emergence from Chapter 11. On the Effective Date, the Company also entered into a credit agreement for the creation of unsecured senior credit facilities, and we conducted an offering of senior debt. As of March 31, 2007, we had a cash balance of $93 million.

The results of our actions in connection with emergence from Chapter 11 include:

•	Our asbestos-related liabilities have been fully and finally resolved;

•	The approximately $13.7 billion of liabilities subject to compromise that our Predecessor had at emergence, have been resolved;

•	We have a favorable capital structure;

•	We received investment grade credit ratings from both Standard & Poor’s and Moody’s; and

•

Our distributions to creditors have generated substantial income tax net operating losses for United States federal tax purposes. As a result, we expect to pay little, if any, United States federal income taxes for the near to medium term.

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our revolving credit facility, will provide sufficient liquidity to allow our Company to meet our cash requirements over both the short and long term. Our anticipated uses of cash include capital expenditures, working capital needs and contractual obligations. In addition, the Company will evaluate and consider repurchasing shares of the Company’s equity as well as strategic acquisitions, divestitures, joint ventures, and other transactions to create value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

Reorganization transactions

Because the 109th Congress did not pass the Fairness in Asbestos Injury Resolution Act by the end of its session, we made a final payment of $1.408 billion to the 524(g) Trust on January 4, 2007. Approximately $808 million

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of that payment was funded out of cash on hand and the remaining $600 million was borrowed under a delayed-draw senior term loan facility. On that date, we also transferred 28.2 million shares of common stock to the 524(g) Trust.

Cash flows

The following table presents a summary of our cash flows (in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash balance	$93	$1,360
Cash used for operations	$(286)	$(147)
Cash used for investing activities	$(31)	$(53)
Cash used for financing activities	$(679)	$—
Unused committed credit lines	$754	$79

Operating Activities: For the three months ended March 31, 2007, cash flow used for operations was $286 million, as compared to $147 million in 2006. This increase in cash used for operations was primarily driven by lower earnings and higher inventory levels.

Investing Activities: The decrease of $22 million in our cash used for investing activities during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, was primarily due to lower spending for new fixed assets.

Financing Activities: The $679 million increase in cash used for financing in the three months ended March 31, 2007, compared to the three months ended March 31, 2006, was primarily due to the funding of the final payment to the 524(g) Trust on January 4, 2007, partially offset by $600 million borrowed under the delayed-draw senior term loan facility. To meet seasonal working capital needs, we also borrowed $110 million against the revolving credit facility.

Debt

At March 31, 2007, we had $2.063 billion of short-term and long-term debt, compared to $2.736 billion of short-term and long-term debt at December 31, 2006. The Company’s debt at the end of 2006 included a note payable to the 524(g) Trust of $1.390 billion, plus interest which was paid in full on January 4, 2007. A portion of that payment was funded by borrowings of $600 million under the Company’s delayed draw senior term loan facility.

2007 Investments

Capital Expenditures: The Company will continue to invest in capital projects that are intended to fuel company growth and innovation, with a focus on return on net assets. Capital expenditures in maintenance and improving existing operations are forecast to total $250 million in 2007. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Share Repurchase Program: On February 21, 2007, the Company announced that its Board of Directors had approved a stock buy-back program under which the Company is authorized to repurchase up to 5% (6,537,292

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

shares) of the Company’s outstanding common stock. Stock may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion. During the three months ended March 31, 2007, there were no repurchases of stock under the share repurchase program.

United States Federal Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash to the 524(g) Trust in January 2007, Owens Corning generated a significant U.S. Federal tax net operating loss of approximately $2.8 billion. Based on current estimates, the Company believes that its cash taxes will be about 10 to 15 percent of pre-tax income for the next five to seven years.

Pension contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $9 million to the plans during the three months ended March 31, 2007. The Company expects to contribute approximately $110 million in cash to its pension plans during 2007. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

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

Off balance sheet arrangements

The Company has entered into limited off balance sheet arrangements, as defined under Securities and Exchange Commission rules, in the ordinary course of business. These arrangements include guarantees with respect to unconsolidated affiliates and other entities. In addition, the Company has a limited amount of unrecorded contingent payment obligations under acquisition purchase agreements which are not material. There were no material changes to these arrangements in the three months ended March 31, 2007, and the Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

In the normal course of business, the Company enters into contractual obligations to make payments to third parties. During the first quarter of 2007, there was a $600 million draw under the Company’s delayed draw senior term loan facility, which matures in 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ADOPTION OF NEW ACCOUNTING STANDARDS

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

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws, and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. During the quarter ended March 31, 2007, we completely resolved our environmental liability at 18 sites through the bankruptcy process, and determined that we had no current environmental liability at 3 other sites. At March 31, 2007, we had environmental remediation liability, as PRP at 40 sites. Our environmental liabilities at 23 of these sites will be resolved pursuant to the terms of the Plan and will be paid out of the Non-Tax Bankruptcy Reserve. At the other 17 sites we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2007, our reserve for such liabilities was $7 million. We will continue to review our environmental reserve and make such adjustments as appropriate.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” “will,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences include:

•	our legal restructuring;

•	competitive factors;

•	pricing pressures;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	availability and cost of energy and materials;

•	construction activity;

•	interest rate movements;

•	issues involving implementation of new business systems;

•	achievement of expected cost reductions and/or productivity improvements;

•	general economic and political conditions, including new legislation;

•	overall global economic environment;

•	foreign exchange fluctuations;

•	the success of research and development activities;

•	difficulties or delays in manufacturing; and

•	labor disputes.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to the Company’s 2006 annual report on Form 10-K for the Company’s quantitative and qualitative disclosures about market risk.

ITEM 4.	CONTROLS AND PROCEDURES

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

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On or about September 2, 2003, certain of the directors and officers of Owens Coring Sales, LLC (formerly known as Owens Corning) (“OCD”) were named as defendants in a lawsuit captioned Kensington International Limited, et al. v. Glen Hiner, et al. in the Supreme Court of the State of New York, County of New York. OCD is not named in the lawsuit. The suit, which was brought by Kensington International Limited and Springfield Associates, LLC, two assignees of lenders under OCD’s pre-petition credit facility, alleged causes of action (1) against all defendants for breach of fiduciary duty, and (2) against certain defendants for fraud in connection with certain loans made under the pre-petition credit facility. The complaint sought an unspecified amount of damages. On February 7, 2005, all defendants filed a joint motion to dismiss. A hearing on the motion to dismiss was held on May 2, 2005, and the motion to dismiss was granted by the USBC on August 22, 2006. On October 20, 2006, the New York court entered an order and judgment dismissing the New York complaint in its entirety and on November 22, 2006, the plaintiffs filed an appeal of the order and judgment, and such appeal is pending. The named officer and director defendants have each filed contingent indemnification claims with respect to such litigation against OCD.

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

Certain of the defendants in the two lawsuits described above are officers or directors of the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s 2006 annual report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Issuer Purchases of Equity Securities*

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
January 1-31, 2007	—	$—	—	—
February 1-28, 2007	—	—	—	6,537,292
March 1-31, 2007	—	—	—	6,537,292

Total	—	$—	—

*	On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (continued)

As a consequence of certain provisions of the Company’s senior notes and senior financing facilities, the Company and its subsidiaries are subject to certain restrictions on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report under this Item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the three months ended March 31, 2007.

ITEM 5.	OTHER INFORMATION

No information is reported under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated hereby reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date: May 2, 2007	By:	/s/ Michael H. Thaman
Michael H. Thaman
Chairman of the Board and
Chief Financial Officer
(as duly authorized officer)

Date: May 2, 2007	By:	/s/ Ronald Ranallo
Ronald Ranallo
Vice President and Corporate
Controller

EXHIBIT INDEX

Exhibit Number	Description
2.1	Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-in-Possession (as Modified) (incorporated by reference to Exhibit 2.1 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.2	Bankruptcy Court Order Confirming the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.1 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.3	Bankruptcy Court Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.2 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.4	District Court Order Affirming the Bankruptcy Court’s Order Confirming the Sixth Amended Joint Plan of Reorganization (as Modified) and Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.3 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.1	Indenture, dated as of October 31, 2006, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.2	First Supplemental Indenture, dated as of April 13, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed April 13, 2007).

4.3	Registration Rights Agreement, dated as of October 31, 2006, by and among Owens Corning, each of the guarantors named therein, Citigroup Global Markets Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.2 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.4	Credit Agreement, dated as of October 31, 2006, by and among Owens Corning, the lenders referred to therein, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.5	Joinder Agreement, dated as of April 13, 2007, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 99.1 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed April 13, 2007).

10.1	Credit Agreement, dated as of October 31, 2006, by and among Owens Corning, the lenders referred to therein, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.2	Master Contribution Agreement, dated as of February 20, 2007 (incorporated by reference to Exhibit 10.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed February 21, 2007).

EXHIBIT INDEX

Exhibit Number	Description
10.3	Joint Venture Agreement, dated as of February 20, 2007 (incorporated by reference to Exhibit 10.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed February 21, 2007).

10.4	Option Agreement, dated as of February 20, 2007 (incorporated by reference to Exhibit 10.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed February 21, 2007).

10.5	Owens Corning Deferred Compensation Plan, effective as of January 1, 2007 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.1	Subsidiaries of Owens Corning (filed herewith).