Form 10-Q
period 2007-06-30
Owens Corning
filed 2007-08-01
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of July 30, 2007, 130,831,013 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

(i)

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions, except per share data)
NET SALES	$1,534	$1,722	$2,858	$3,323
COST OF SALES	1,288	1,426	2,419	2,758

Gross margin	246	296	439	565

OPERATING EXPENSES
Marketing and administrative expenses	146	140	282	271
Science and technology expenses	16	15	30	31
Restructuring credits	—	—	(2)
Chapter 11 related reorganization items	—	17	3	27
Asbestos litigation recoveries	—	—	—	(3)
Employee emergence equity program	12	—	20	—
Gain on sale of fixed assets and other	(6)	(44)	(5)	(44)

Total operating expenses	168	128	328	282

EARNINGS BEFORE INTEREST AND TAXES	78	168	111	283
Interest expense, net	31	86	63	151

EARNINGS BEFORE TAXES	47	82	48	132
Income tax expense (benefit)	16	(169)	16	(179)

EARNINGS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS OF AFFILIATES	$31	$251	$32	$311
Minority interest and equity in net earnings (loss) of affiliates	(2)	—	(2)	3

NET EARNINGS	$29	$251	$30	$314

EARNINGS PER COMMON SHARE
Basic net earnings per share	$0.23	$4.54	$0.23	$5.67

Diluted net earnings per share	$0.22	$4.19	$0.23	$5.24

WEIGHTED AVERAGE COMMON SHARES
Basic	128.1	55.3	128.1	55.3
Diluted	131.1	59.9	131.1	59.9

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	Successor
	June 30, 2007	December 31, 2006
	(in millions)
ASSETS

CURRENT
Cash and cash equivalents	$135	$1,089
Receivables, less allowances of $18 million in 2007 and $26 million in 2006	793	573
Inventories	833	749
Restricted cash – disputed distribution reserve	65	85
Other current assets	70	56

Total current	1,896	2,552

OTHER
Deferred income taxes	548	549
Pension-related assets	9	8
Goodwill	1,295	1,313
Intangible assets	1,277	1,298
Investments in affiliates	80	97
Other noncurrent assets	138	132

Total other	3,347	3,397

PLANT AND EQUIPMENT
Land	190	188
Buildings and leasehold improvements	494	470
Machinery and equipment	1,845	1,732
Construction in progress	172	171

	2,701	2,561
Accumulated depreciation	(182)	(40)

Net plant and equipment	2,519	2,521

TOTAL ASSETS	$7,762	$8,470

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(unaudited)

	Successor
	June 30, 2007	December 31, 2006
	(in millions)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT
Accounts payable and accrued liabilities	$986	$1,081
Accrued interest	22	39
Short-term debt	12	1,401
Long-term debt – current portion	15	39

Total current	1,035	2,560

LONG-TERM DEBT	2,093	1,296
OTHER
Pension plan liability	264	312
Other employee benefits liability	326	325
Other	231	247

Total other	821	884

COMMITMENTS AND CONTINGENCIES (Note 11)

MINORITY INTEREST	38	44

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share 10 million shares authorized; none issued or outstanding at June 30, 2007, and December 31, 2006	—	—
Common stock, par value $0.01 per share 400 million shares authorized; 130.8 million issued and outstanding at June 30, 2007, and December 31, 2006	1	1
Additional paid in capital	3,759	3,733
Accumulated deficit	(35)	(65)
Accumulated other comprehensive earnings	50	17

Total stockholders’ equity	3,775	3,686

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,762	$8,470

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Successor	Predecessor
	Six Months Ended June 30,
	2007	2006
	(in millions)
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net earnings	$30	$314
Adjustments to reconcile net earnings to cash used for operating activities:
Depreciation and amortization	158	124
Provision for impairments	11	2
Gain on sale of fixed assets	(1)	(35)
Change in deferred income taxes	(8)	(204)
Provision for pension and other employee benefits liabilities	21	48
Provision for post-petition interest/fees on pre-petition obligations	—	155
Employee emergence equity program	20	—
Stock compensation expense	6	—
Decrease in restricted cash – disputed distribution reserve	20	—
Payments related to Chapter 11 filings	(16)	—
Increase in receivables	(215)	(162)
Increase in inventories	(80)	(31)
Decrease in accrued interest	(17)	—
(Increase) decrease in prepaid assets	—	(15)
Decrease in accounts payable and accrued liabilities	(104)	(95)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	—	17
Pension fund contribution	(57)	(5)
Payments for other employee benefits liabilities	(15)	(14)
Increase in restricted cash – asbestos and insurance related	—	(15)
Increase in restricted cash, securities and other – Fibreboard	—	(9)
Other	5	4

Net cash flow provided by (used for) operating activities	(242)	79

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	(111)	(189)
Investment in affiliates and subsidiaries, net of cash acquired	(29)	(13)
Proceeds from the sale of assets or affiliate	12	44

Net cash flow provided by (used for) investing activities	(128)	(158)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Payments on long-term debt	(66)	(4)
Proceeds from long-term debt	609	10
Payments on revolving credit facility	(118)	—
Proceeds from revolving credit facility	383	—
Payment of note payable to 524(g) Trust	(1,390)	—
Net increase (decrease) in short-term debt	(4)	2

Net cash flow provided by (used for) financing activities	(586)	8

Effect of exchange rate changes on cash	2	5

NET DECREASE IN CASH AND CASH EQUIVALENTS	(954)	(66)
Cash and cash equivalents at beginning of period	1,089	1,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135	$1,493

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    GENERAL

Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) was initially formed on July 21, 2006, as a wholly-owned subsidiary of Owens Corning Sales, LLC (formerly known as Owens Corning (“OCD”) and did not conduct significant operations prior to October 31, 2006 (the “Effective Date”), when OCD and 17 of its subsidiaries (collectively, the “Debtors”) emerged from Chapter 11 bankruptcy proceedings as described more fully in Note 16 below. As part of a restructuring that was conducted in connection with OCD’s emergence from bankruptcy, on October 31, 2006, Owens Corning became a holding company and the ultimate parent company of OCD and the other Owens Corning companies.

Unless the context requires otherwise, the terms “Owens Corning”, “Company”, “we” and “our” in this report refer to Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) and its subsidiaries.

In accordance with Statement of Position 90-7 (“SoP 90-7”), the Company adopted fresh-start accounting as of the Effective Date. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of the company to its assets and liabilities in a manner similar to that which is required under Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Owens Corning and its subsidiaries for the periods following October 31, 2006 (“Successor”) and of OCD and its subsidiaries for the periods through October 31, 2006 (“Predecessor”).

The consolidated financial statements included in this Report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The financial statements for the period ended June 30, 2006, do not reflect the effect of any changes in the Company’s capital structure or changes in fair values of assets and liabilities as a result of fresh-start accounting. The December 31, 2006, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain reclassifications have been made to the period presented for 2006 to conform to the classifications used in the period presented for 2007.

In connection with the consolidated financial statements and notes included in this Report, reference is made to the consolidated financial statements and notes thereto contained in the Company’s 2006 annual report on Form 10-K, as filed with the Securities and Exchange Commission.

2.    SEGMENT DATA

The Company discloses its segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The Company’s business operations fall within two general product categories, building materials and composites. There are three reportable segments in the building materials product category: (1) Insulating Systems; (2) Roofing and Asphalt; and (3) Other Building Materials and Services and there is one reportable segment in the composites product category: Composite Solutions. Accounting policies for the segments are the same as those for the Company.

The Company has reported financial and descriptive information about each of the Company’s four reportable segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.    SEGMENT DATA (continued)

The Company’s four reportable segments are defined as follows:

Insulating Systems

Manufactures and sells fiberglass insulation into residential, commercial and industrial markets for both thermal and acoustical applications. Also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media and foam insulation used in above and below grade construction applications.

Roofing and Asphalt

Manufactures and sells residential roofing shingles and oxidized asphalt materials used in residential and commercial construction and specialty applications.

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

Composite Solutions

Manufactures, fabricates and sells glass fiber reinforcements, mat, veil and specialized products worldwide that are used in a wide variety of composite material systems. Primary end uses are in the transportation, building construction, telecommunications and electronics markets.

As noted in the segment financial data below, the Company records inter-segment sales from the Composite Solutions segment to the Roofing and Asphalt segment for sales of glass-reinforced mat materials used in the manufacture of residential roofing materials. All other inter-segment sales are not material to any segment.

Earnings before interest and taxes by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses – such as general corporate expenses or income, restructuring costs and certain other expense or income items – are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in earnings before interest and taxes for the Company’s reportable segments. Reference is made below to the reconciliation of reportable segment earnings before interest and taxes to consolidated earnings before interest and taxes.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.    SEGMENT DATA (continued)

External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
NET SALES	2007	2006	2007	2006
	(in millions)
Reportable Segments

Insulating Systems	$441	$519	$860	$1,041
Roofing and Asphalt	414	501	720	962
Other Building Materials and Services	303	346	535	639
Composite Solutions	425	411	828	784

Total reportable segments	1,583	1,777	2,943	3,426
Corporate Eliminations (1)	(49)	(55)	(85)	(103)

Consolidated	$1,534	$1,722	$2,858	$3,323

External Customer Sales by Geographic Region
United States	$1,180	$1,418	$2,196	$2,767
Europe	131	114	253	211
Canada and other	223	190	409	345

NET SALES	$1,534	$1,722	$2,858	$3,323

(1)	Included in corporate eliminations are inter-segment sales, primarily from the Composite Solutions segment to the Roofing and Asphalt segment. Those eliminations were approximately $32 million and $42 million in the Successor three months ended June 30, 2007, and the Predecessor three months ended June 30, 2006, respectively, and approximately $62 million and $84 million in the Successor six months ended June 30, 2007, and the Predecessor six months ended June 30, 2006, respectively. The remaining inter-segment sales eliminations are not material to any other segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.    SEGMENT DATA (continued)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
EARNINGS BEFORE INTEREST AND TAXES	2007	2006	2007	2006
	(in millions)
Reportable Segments

Insulating Systems	$42	$112	$95	$235
Roofing and Asphalt	29	48	21	78
Other Building Materials and Services	17 (a)	8	16 (a)	5
Composite Solutions	28	51 (b)	54	65 (b)

Total reportable segments	$116	$219	$186	$383

Reconciliation to Consolidated Earnings Before Interest and Taxes

Chapter 11-related reorganization items	$—	$(17)	$(3)	$(27)
Asbestos litigation recoveries	—	—	—	3
Restructuring credits	—	—	2	—
OCV Reinforcements transaction costs	(7)	—	(18)	—
Gains (losses) related to the exit of our HOMExperts service line	1	—	(7)	—
Losses related to strategic reviews	(12)	—	(12)	—
Employee emergence equity program	(12)	—	(20)	—
General corporate expense	$(8)	$(34)	$(17)	$(76)

CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	$78	$168	$111	$283

(a)	Includes $1 million of income and excludes $7 million of losses related to the exit of the HOMExperts service line in the three months ended June 30, 2007, and the six months ended June 30, 2007, respectively.
(b)	Includes $27 million and $35 million of gains on the sale of metal which is reflected in the Consolidated Statement of Earnings under the caption gain on the sale of fixed assets and other in the three months ended June 30, 2006, and the six months ended June 30, 2006, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.    INVENTORIES

Inventories are summarized as follows (in millions):

	Successor
	June 30, 2007	December 31, 2006
Finished goods	$578	$518
Materials and supplies	218	194

FIFO inventory	796	712
LIFO adjustment	37	37

Total inventories	$833	$749

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

	Successor
	June 30, 2007
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$174	$(6)	$168
Technology	20	198	(7)	191
Franchise and other agreements	15	33	(3)	30
Non-amortizable intangible assets:
Trademarks		888	—	888

Total intangible assets		$1,293	$(16)	$1,277

Goodwill		$1,295

	Successor
	December 31, 2006
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$174	$(2)	$172
Technology	20	198	(2)	196
Franchise and other agreements	15	33	(1)	32
In process research and development		21	(21)	—
Non-amortizable intangible assets:
Trademarks		898	—	898

Total intangible assets		$1,324	$(26)	$1,298

Goodwill		$1,313

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Other Intangible Assets

The value assigned to the intangibles upon the adoption of fresh-start accounting represents the Company’s best estimates of fair value based on internal and external valuations. As a result, the Company expects the ongoing amortization expense for finite intangible assets to be approximately $21 million in each of the next five fiscal years.

Due to the Company’s strategic review, in the second quarter of 2007 we recorded an impairment of $10 million related to the Fabwel unit of our Composites segment, in the caption cost of sales on its Consolidated Statement of Earnings.

Goodwill

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

Successor	Insulating Systems	Roofing & Asphalt	Other Building Materials & Services	Composite Solutions	Total
Balance as of December 31, 2006	$852	$261	$142	$58	$1,313
Acquisitions (see Note 5)	—	—	—	20	20
Income tax adjustments (see Note 11)	(29)	(9)	—	—	(38)

Balance as of June 30, 2007	$823	$252	$142	$78	$1,295

The Successor has elected the fourth quarter to perform its annual testing for goodwill impairment. The Company will test goodwill for impairment as of October 1st of each fiscal year going forward, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

5.    ACQUISITIONS AND DIVESTITURES

During the second quarter of 2007, the Company increased its ownership in Owens Corning India Limited (“OCIL”) from 60% to 78.5%. The purchase price was approximately $28 million and was recorded as an increase in goodwill of approximately $20 million, an increase in plant and equipment of approximately $1 million and a decrease in minority interest of approximately $7 million on its Consolidated Balance Sheet. OCIL is a growing, profitable business with a low cost production platform that supplies Composites Solutions’ customers in India and exports to other markets.

In the first quarter of 2007, the Company sold its remaining 40% ownership interest in Owens Corning South Africa (Pty) Ltd. The Company received $12 million for the divestiture.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.    WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities is as follows (in millions):

Successor
For the Six Months Ended June 30, 2007
Beginning balance	$50
Amounts accrued for current year	7
Adjustment of preexisting accrual estimates	4
Settlements of warranty claims	(18)

Ending balance	$43

7.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS)

In the second half of 2006, we substantially completed the restructuring actions taken to close facilities, exit certain product lines and reduce operating costs. During the six months ended June 30, 2007, the Company recorded a credit of $2 million related to lower estimated employee severance cost for employee separations in the 2006 restructuring actions. We do not expect to incur any additional costs related to the 2006 actions and final payments are estimated to occur within the third quarter of 2007.

The following table summarizes the status of the unpaid liabilities from the Company’s restructuring activities (in millions):

Successor
For the Six Months Ended June 30, 2007
Beginning balance	$29
Amounts credited in current year	(2)
Cash payments	(21)

Ending balance	$6

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8.    DEBT

Details of our outstanding long-term debt at June 30, 2007, and December 31, 2006, are as follows (in millions):

	Successor
	June 30, 2007	December 31, 2006
Senior Term Facility, maturing in 2011	$600	$—
6.50% Senior Notes, net of discount, due 2016	648	648
7.00% Senior Notes, net of discount, due 2036	539	539
Revolving Credit Facility, maturing in 2011	265	—
Internal Revenue Service note, maturing in 2012, 8.0% (see Note 11)	—	89
Various capital leases, due through 2050	25	20
Other floating rate debt, maturing through 2017	29	35
Other fixed rate debt, with maturities up to 2011, at rates from 5.0% to 11.0%	2	4

	2,108	1,335
Less – current portion	15	39

Total long-term debt	$2,093	$1,296

Senior Notes

We issued $1.2 billion of senior notes (collectively, the “Senior Notes”) concurrently with our emergence from bankruptcy on the Effective Date. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.

The senior notes were initially offered and sold to qualified institutional buyers in reliance on Rule 144A of the Securities Act. In the second quarter of 2007, we filed a registration statement with the Securities and Exchange Commission for an offering pursuant to which notes substantially identical to the original notes were offered in exchange for the then outstanding notes. Such offering was completed in late June 2007, and all of the original notes were exchanged for registered notes (collectively, the “Senior Notes”).

The Senior Notes consist of $650 million aggregate principal amount of 6.50% notes due December 1, 2016 and $550 million aggregate principal amount of 7.00% notes due December 1, 2036, with effective interest rates of 6.62% and 7.23%, respectively. Interest on each series of notes is payable on June 1 and December 1 of each year, beginning on June 1, 2007.

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

The Senior Notes are also guaranteed by each of the Company’s current and future material wholly-owned United States subsidiaries that is a borrower or a guarantor under the Credit Agreement (defined below). Each guaranty of the Senior Notes is a general unsecured obligation of the guarantors and ranks pari passu with all existing and future unsecured senior indebtedness of the subsidiary guarantors. The guarantees of the Senior

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8.    DEBT (continued)

Notes rank senior in right of payment to any subordinated indebtedness of the guarantors and are effectively subordinated to the guarantor’s secured indebtedness, to the extent of the value of the collateral securing such indebtedness.

Owens Corning has the option to redeem all or part of the Senior Notes at any time at a “make Whole” redemption price. We are subject to certain covenants in connection with the issuance of the Senior Notes.

Senior Credit Facilities

On October 31, 2006, the Company entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and various lenders, which are parties thereto. The Credit Agreement created two credit facilities (the “Credit Facilities”), consisting of:

•	a $1.0 billion multi-currency senior revolving credit facility; and

•	a $600 million delayed-draw senior term loan facility.

The Credit Facilities each have a five-year maturity. Proceeds from the revolving credit facility are available for general working capital needs and for other general corporate purposes. The term loan was used to partially fund payments to the Owens Corning/Fibreboard Asbestos Personal Injury Trust (the “524(g) Trust”) in January of 2007 (see Note 16). The revolving credit facility is comprised of a U.S. facility, a Canadian facility and a European facility. The Credit Agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates.

Any obligations under the Credit Facilities are unconditionally and irrevocably guaranteed by the Company’s current and future material wholly-owned United States subsidiaries. The Company had $265 million of borrowings and $125 million of letters of credit outstanding under the revolving credit facility at June 30, 2007.

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

Short Term Debt

At June 30, 2007, and December 31, 2006, short-term borrowings were $12 million and $1.401 billion, respectively. The December 31, 2006, balance included a note payable to the 524(g) Trust of $1.390 billion, which was paid in January of 2007 (see Note 16). The remaining short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 6.1% and 7.0% at June 30, 2007, and December 31, 2006, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

The following tables provide information regarding pension expense recognized during the year (in millions):

	Successor			Predecessor
	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost

Service cost	$6	$2	$8	$6	$1	$7
Interest cost	14	6	20	15	5	20
Expected return on plan assets	(17)	(7)	(24)	(15)	(6)	(21)
Amortization of loss	—	—	—	11	2	13
Amortization of prior service cost	—	—	—	1	—	1

Net periodic pension cost	$3	$1	$4	$18	$2	$20

	Successor			Predecessor
	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost

Service cost	$12	$4	$16	$11	$2	$13
Interest cost	28	12	40	29	10	39
Expected return on plan assets	(34)	(14)	(48)	(29)	(11)	(40)
Amortization of loss	—	—	—	21	4	25
Amortization of prior service cost	—	—	—	3	—	3

Net periodic pension cost	$6	$2	$8	$35	$5	$40

Owens Corning expects to contribute approximately $100 million in cash to the U.S. pension plans and approximately $10 million to non-U.S. plans during 2007. The Company made cash contributions of approximately $57 million to the plans during the six months ended June 30, 2007.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. Plans for the periods indicated (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost

Service cost	$1	$1	$2	$2
Interest cost	4	5	9	10
Amortization of loss	—	1	—	1
Amortization of prior service cost	—	(4)	—	(7)

Net periodic benefit cost	$5	$3	$11	$6

10.    STOCK COMPENSATION

On October 31, 2006, all stock and stock options of the Predecessor were extinguished in accordance with the plan of reorganization (the “Plan”) confirmed as a part of the Debtors’ emergence from Chapter 11 bankruptcy proceedings.

2006 Stock Plan

In conjunction with the confirmation of the Plan, the Company’s 2006 Stock Plan was approved by the United States Bankruptcy Court for the District of Delaware (the “USBC”). In accordance with Section 303 of the Delaware General Corporation Law, such approval constituted stockholder approval of the 2006 Stock Plan. The 2006 Stock Plan became effective on October 31, 2006, the date that the Debtors emerged from Chapter 11 Bankruptcy.

The 2006 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards to be made pursuant to the plan. At June 30, 2007, the maximum number of shares remaining available under the 2006 Stock Plan for all stock awards was 3,112,624 shares.

Stock Options

The Company grants stock options under its employee emergence equity program. The Company calculates a weighted-average grant date fair value, using a Black-Scholes valuation model for options granted. No stock options were granted or exercised during the six months ended June 30, 2007.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.    STOCK COMPENSATION (continued)

The following table summarizes our share option activity during the Successor six months ended June 30, 2007:

Successor	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2006	2,123,100	$30.00
Options granted	—	—
Options exercised	—	—
Options forfeited	(11,000)	$30.00

Outstanding at June 30, 2007	2,112,100	$30.00

The following table summarizes information about options outstanding and exercisable at June 30, 2007:

Range of Exercise Prices	Options Outstanding	Weighted-Average		Options Exercisable	Weighted- Averaged Exercise Price
		Remaining Contractual Life	Exercise Price
$30.00 – $30.00	2,112,100	9.33	$30.00	—	$30.00

During the six months ended June 30, 2007, the Company recognized expense of $5 million related to the Company’s stock options, which was recorded under the caption employee emergence equity program on the Consolidated Statements of Earnings. As of June 30, 2007, there was $14 million of total unrecognized compensation cost related to stock options awards. The total aggregate intrinsic value of options outstanding as of June 30, 2007, was $8 million.

Restricted Stock Awards and Restricted Stock Units

In 2006, the Company granted restricted stock awards and restricted stock units under its employee emergence equity program, Board of Director compensation plan, and its long-term incentive plan (“LTIP”). Compensation expense for restricted stock is measured based on the market price of the stock on the date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2009.

A summary of the status of the Company’s plans that had restricted stock issued as of June 30, 2007, and changes during the six months ended June 30, 2007, are presented below:

Successor	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2006	3,030,150	$30.00
Granted	252,300	$33.27
Vested	(275,446)	$30.48
Forfeited	(79,900)	$30.24

Outstanding at June 30, 2007	2,927,104	$30.24

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.    STOCK COMPENSATION (continued)

During the six months ended June 30, 2007, the Company recognized expense of $17 million related to the Company’s restricted stock, of which $15 million was recorded under the caption employee emergence equity program on the Consolidated Statements of Earnings. The Company previously recorded $3 million in restricted stock expense related to its fiscal 2006 restructuring activities. As of June 30, 2007, there was $57 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.38 years. The total fair value of shares vested during the six months ended June 30, 2007, was approximately $7 million.

Performance Stock Awards and Performance Stock Units

The Company grants performance stock awards and performance stock units as a part of its LTIP. In the second quarter of 2007, the Company granted performance stock, of which fifty percent will be settled in stock and fifty percent will be settled in cash. The amount of the performance stock is contingent on meeting various company-wide performance goals, including cumulative earnings per share. Compensation expense for performance stock settled in stock is measured based on the market price of the stock on the date of grant and is recognized on a straight-line basis over the vesting period. Compensation expense for performance stock settled in cash is measured based on the market price of the stock at the end of each quarter and is recognized on a straight-line basis over the vesting period. The initial valuation of all performance stock granted assumes that performance goals will be achieved, this assumption is monitored each quarter and if it becomes probable that such goals will not be achieved or will be exceeded, compensation cost recognized will be adjusted and previous surplus compensation cost recognized will be reversed or additional cost will be recognized. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2009.

A summary of the status of the Company’s plans that had performance stock issued as of June 30, 2007, and changes during the six months ended June 30, 2007, are presented below. The weighted-average grant date fair value for performance stock issued in 2007 that will be settled in stock is $34.06.

Successor	Number of Shares
Outstanding at December 31, 2006	—
Granted	412,226
Vested	(58,908)
Forfeited	—

Outstanding at June 30, 2007	353,318

During the six months ended June 30, 2007, the Company recognized expense of $4 million related to the Company’s performance stock, of which $2 million relates to the retirement of certain employees. As of June 30, 2007, there was $9 million of total unrecognized compensation cost related to performance stock. That cost is expected to be recognized over a weighted average period of 2.5 years. The total fair value of shares vested during the six months ended June 30, 2007, was approximately $2 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.    CONTINGENT LIABILITIES AND OTHER MATTERS

Bankruptcy Related-Matters

In accordance with the terms of the Plan, the Company established a Disputed Distribution Reserve (as defined in the Plan) funded in the initial amount of approximately $85 million, which is reflected as restricted cash on the Consolidated Balance Sheet as of December 31, 2006, for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date. In the second quarter of 2007, approximately $20 million of the claims were settled. The remaining reserve, in the amount of $65 million at June 30, 2007, is reflected as restricted cash on the Consolidated Balance Sheet as of June 30, 2007. See Note 16 to the Consolidated Financial Statements for a discussion of certain other bankruptcy-related matters.

Tax Matters

Owens Corning’s federal income tax returns typically are audited by the IRS in multi-year audit cycles. The audit for the years 1992-1995 was completed in late 2000. Due to OCD’s Chapter 11 filing in 2000, the IRS also accelerated and completed the audit for the years 1996-1999 by March of 2001. As a result of these audits and unresolved issues from prior audit cycles, the IRS asserted claims for unpaid income taxes plus interest thereon. As a result of settlement negotiations, in the fourth quarter of 2004 the Company and the IRS reached an agreement in principle to settle such claims in return for total settlement payments by the Company of approximately $69 million, plus interest. The settlement was approved by the USBC by Order dated November 15, 2004 and by the Congressional Joint Committee on Taxation on May 17, 2005. The Company estimated the interest applicable to the settlement to be approximately $30 million. However, the IRS computed such interest to be approximately $71 million. In the second quarter of 2007, the Company and the IRS reconciled the differences between the two interest computations. The IRS substantively accepted the position of the Company and, accordingly, reduced the interest by approximately $38 million, which was recorded as a reduction to goodwill and long-term debt on the Consolidated Balance Sheets. The Company subsequently paid off the IRS Note in the second quarter of 2007.

Securities and Certain Other Litigation

On or about September 2, 2003, certain of OCD’s directors and officers were named as defendants in a lawsuit captioned Kensington International Limited, et al. v. Glen Hiner, et al. in the Supreme Court of the State of New York, County of New York. OCD is not named in the lawsuit. The suit, which was brought by Kensington International Limited and Springfield Associates, LLC, two assignees of lenders under OCD’s pre-petition credit facility, alleged causes of action (1) against all defendants for breach of fiduciary duty and (2) against certain defendants for fraud in connection with certain loans made under the pre-petition credit facility. The complaint sought an unspecified amount in damages. On February 7, 2005, all defendants filed a joint motion to dismiss. A hearing on the motion to dismiss was held on May 2, 2005 and the motion to dismiss was granted by the USBC on August 22, 2006. On October 20, 2006, the New York court entered an order and judgment dismissing the New York complaint in its entirety and on November 22, 2006, the plaintiffs filed an appeal of the order and judgment with the First Department of the New York Supreme Court, Appellate Division. On May 31, 2007, the Supreme Court, Appellate Division, dismissed Plaintiffs appeal. The Court ruled that as a result of distributions made under OCD’s plan of reorganization, the plaintiffs no longer have a claim for damages and accordingly, their claim is moot. On July 11, 2007, Plaintiffs filed a Notice of Motion For Permission To Appeal to the Court of Appeals of the State of New York. The named officer and director defendants have each filed contingent indemnification claims with respect to such litigation against OCD.

On September 1, 2006, various members of OCD’s Investment Review Committee were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Court for the Northern District of Ohio (Western Division). OCD is not named in the lawsuit but such individuals would have a contingent indemnification claim against OCD. The suit, brought by former employees of OCD, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in an OCD company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007.

Environmental Liabilities

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At June 30, 2007, we had environmental remediation liabilities as a PRP at 41 sites. Our environmental liabilities at 23 of these sites will be resolved pursuant to the terms of the Plan and will be paid out of the Non-Tax Bankruptcy Reserve. At the other 18 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2007, our reserve for such liabilities was $7 million, of which $2 million is recorded in the Non-Tax Bankruptcy Reserve as discussed in Note 16. We will continue to review our environmental reserve and make such adjustments as appropriate.

12.    EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share (in millions, except per share amounts):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings	$29	$251	$30	$314

Weighted-average number of shares outstanding used for basic earnings per share	128.1	55.3	128.1	55.3
Non-vested restricted shares	2.7	—	2.7	—
Stock options	0.3	—	0.3	—
Shares from assumed conversion of preferred securities	—	4.6	—	4.6

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	131.1	59.9	131.1	59.9

Net earnings per common share:
Basic net earnings per share	$0.23	$4.54	$0.23	$5.67
Diluted net earnings per share	$0.22	$4.19	$0.23	$5.24

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.    COMPREHENSIVE EARNINGS

The following table presents comprehensive earnings for the periods indicated (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings	$29	$251	$30	$314
Currency translation adjustment	21	26	28	30
Pension and other postretirement adjustment	1	(4)	1	(4)
Deferred income (loss) on hedging	(3)	(5)	4	(21)

Comprehensive earnings	$48	$268	$63	$319

14.    INCOME TAXES

The Successor’s income tax expense for the six months ended June 30, 2007, was $16 million, which represents a 34% effective tax rate. The difference between the 34% effective rate and the Federal statutory tax rate of 35% was primarily due to the effect of tax savings resulting from various initiatives implemented in 2006 and 2007.

On an on-going basis, the Company records valuation allowances related to realization of certain tax assets. In light of the Predecessor’s financial position and Chapter 11 proceedings, the Predecessor decreased its valuation allowance for tax assets related to asbestos-related liabilities by $40 million during the first quarter of 2006, resulting in a $40 million tax benefit in the quarter and an effective tax rate of negative 20%. In the second quarter of 2006, the Predecessor further decreased its valuation allowance by an additional $225 million for tax assets related to asbestos-related liabilities, resulting in a $225 million tax benefit in the quarter. As a result of these items, the Predecessor had an effective tax rate of negative 136% for the first six months of 2006.

On May 18, 2006, new Texas state tax legislation, which substantially changed the state’s tax system, was enacted. The legislation impacted the Predecessor’s ability to utilize its deferred tax assets, including previously recorded state of Texas net operating loss carry forwards. As a result of this legislation, the Predecessor incurred $10 million of additional tax expense during the second quarter of 2006 to record its deferred tax assets and net operating loss carry forwards at realizable value.

15.    ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is in the process of evaluating the impact of adopting this statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FAS 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company is in the process of evaluating the impact of adopting this statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

16.    EMERGENCE FROM CHAPTER 11 PROCEEDINGS

Background

On October 5, 2000 (the “Petition Date”), OCD and the 17 United States subsidiaries listed below (collectively with OCD, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the USBC:

CDC Corporation	Integrex Testing Systems LLC
Engineered Yarns America, Inc.	HOMExperts LLC
Falcon Foam Corporation	Jefferson Holdings, Inc.
Integrex	Owens-Corning Fiberglas Technology, Inc.
Fibreboard Corporation	Owens-Corning HT, Inc.
Exterior Systems, Inc.	Owens-Corning Overseas Holdings, Inc.
Integrex Ventures LLC	Owens Corning Remodeling Systems, LLC
Integrex Professional Services LLC	Soltech, Inc.
Integrex Supply Chain Solutions LLC

Until October 31, 2006, the date on which the Debtors emerged from bankruptcy, the Debtors operated their businesses as debtors-in-possession in accordance with the Bankruptcy Code. The Chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) were jointly administered under Case No. 00-3837 (JKF). The Debtors filed for relief under Chapter 11 of the Bankruptcy Code to address the growing demands on cash flow resulting from the multi-billion dollars of asbestos personal injury claims that had been asserted against OCD and Fibreboard Corporation.

Under the terms of the Plan and related Confirmation Order, asbestos personal injury claims against each of OCD and Fibreboard will be administered and distributions on account of such claims will be made, exclusively from the 524(g) Trust that has been established and funded pursuant to the Plan. In addition, all asbestos property damage claims against OCD or Fibreboard either (i) have been resolved, (ii) will be resolved pursuant to the Plan, along with certain other unsecured claims for an aggregate amount within the Company’s Non-Tax Bankruptcy Reserve (defined below) at June 30, 2007, or (iii) are barred pursuant to the Plan and Confirmation Order. Accordingly, other than the limited number and value of property damage claims being resolved pursuant to clause (ii) above, the Company has no further asbestos liabilities.

Pursuant to the terms of the Plan, the Company is obligated to make certain additional payments to certain creditors, including certain payments to holders of administrative expense priority claims and professional advisors in the Chapter 11 Cases. The Company had reserved approximately $79 million as of June 30, 2007, to pay remaining claims in the Bankruptcy of which approximately $76 million relate to non-tax claims (the “Non-Tax Bankruptcy Reserve”). Pursuant to the Plan, the Company has established a Disputed Distribution Reserve, funded in the amount of approximately $65 million as of June 30, 2007, which is reflected as restricted cash in the Consolidated Balance Sheet, for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

16.    EMERGENCE FROM CHAPTER 11 PROCEEDINGS (continued)

The amount for Chapter 11 related reorganization items in the Consolidated Statements of Earnings consist of the following (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Professional fees	$—	$30	$3	$50
Payroll and compensation	—	4	—	8
Investment income	—	(17)	—	(31)

Total	$—	$17	$3	$27

17.    SUBSEQUENT EVENTS

In July of 2007, the Company reached an agreement to sell the Siding Solutions business to the Saint-Gobain Group for $371 million. The sale includes our Norandex/Reynolds distribution business with 153 U.S. distribution centers in 38 states, and three vinyl siding manufacturing facilities located in Claremont, N.C., Joplin, Mo., and London, Ontario.

In July of 2007, the Company announced that it had converted its previously announced joint venture agreement with Saint-Gobain into an acquisition, under which we will acquire Saint-Gobain’s Reinforcement and Composites business for $640 million. The acquired business is comprised of 20 plants, which includes 12 glass fiber reinforcements plants, 6 fabrics plants and 2 plants that produce both reinforcements and fabrics. Saint-Gobain will retain its facility in Wichita Falls, Texas.

The Company has announced that it plans to divest its facilities in Battice, Belgium; Birkeland, Norway; and Huntingdon, Pennsylvania. These sales are intended to address regulatory concerns associated with the acquisition of Saint Gobain’s Reinforcement and Composites business.

The acquisition advances our position as a global leader in glass reinforcements and composites. The combined business will serve customers with improved technology, an expanded product range and a strengthened presence in both developed and emerging markets.

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Guarantor and Nonguarantor Financial Statements

As described in Note 8, Owens Corning issued $1.2 billion aggregate principal amount of Senior Notes. The Senior Notes are guaranteed, fully, unconditionally and joint and severally, by each of Owens Corning’s current

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

and future 100% owned material domestic subsidiaries that are a borrower or a guarantor under Owens Corning’s Credit Facilities, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes (collectively, the “Nonguarantor Subsidiaries”). As disclosed in Note 1, Owens Corning became the holding company and ultimate parent company of OCD and the other Owens Corning companies on October 31, 2006, as a part of the restructuring that was conducted in connection with OCD’s emergence from bankruptcy.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE SUCCESSOR THREE MONTHS ENDED JUNE 30, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,199	$401	$(66)	$1,534
COST OF SALES	—	1,040	314	(66)	1,288

Gross Margin	—	159	87	—	246

OPERATING EXPENSES
Marketing and administrative expenses	33	88	25	—	146
Science and technology expenses	—	15	1	—	16
Chapter 11 related reorganization items	—	(1)	1	—	—
Employee emergence equity program	3	7	2	—	12
Other	(53)	32	15	—	(6)

Total operating expenses	(17)	141	44	—	168

EARNINGS BEFORE INTEREST AND TAXES	17	18	43	—	78
Interest (income) expense, net	32	(2)	1	—	31

EARNINGS (LOSS) BEFORE TAXES	(15)	20	42	—	47
Income tax expense	1	3	12	—	16

EARNINGS (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(16)	17	30	—	31

Equity in net earnings (loss) of subsidiaries	45	29	—	(74)	—
Minority interest and equity in net earnings (loss) of affiliates	—	(1)	(1)	—	(2)

NET EARNINGS (LOSS)	$29	$45	$29	$(74)	$29

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE PREDECESSOR THREE MONTHS ENDED JUNE 30, 2006

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,440	$370	$(88)	$1,722
COST OF SALES	—	1,204	310	(88)	1,426

Gross Margin	—	236	60	—	296

OPERATING EXPENSES
Marketing and administrative expenses	—	117	23	—	140
Science and technology expenses	—	13	2	—	15
Chapter 11 related reorganization items	—	17	—	—	17
Other	—	(53)	9	—	(44)

Total operating expenses	—	94	34	—	128

EARNINGS BEFORE INTEREST AND TAXES	—	142	26	—	168

Interest expense, net	—	85	1	—	86

EARNINGS BEFORE TAXES	—	57	25	—	82
Income tax expense (benefit)	—	(180)	11	—	(169)

EARNINGS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	—	237	14	—	251

Equity in net earnings (loss) of subsidiaries	—	12	—	(12)	—
Minority interest and equity in net earnings (loss) of affiliates	—	2	(2)	—	—

NET EARNINGS (LOSS)	$—	$251	$12	$(12)	$251

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE SUCCESSOR SIX MONTHS ENDED JUNE 30, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$2,227	$763	$(132)	$2,858
COST OF SALES	—	1,948	603	(132)	2,419

Gross Margin	—	279	160	—	439
OPERATING EXPENSES
Marketing and administrative expenses	69	173	40	—	282
Science and technology expenses	—	27	3	—	30
Restructuring credits	—	(2)	—	—	(2)
Chapter 11 related reorganization items	—	2	1	—	3
Employee emergence equity program	3	13	4	—	20
Other	(91)	52	34	—	(5)

Total operating expenses	(19)	265	82	—	328

EARNINGS BEFORE INTEREST AND TAXES	19	14	78	—	111

Interest (income) expense, net	64	(3)	2	—	63

EARNINGS (LOSS) BEFORE TAXES	(45)	17	76	—	48
Income tax expense (benefit)	(7)	2	21	—	16

EARNINGS (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(38)	15	55	—	32

Equity in net earnings (loss) of subsidiaries	68	54	—	(122)	—
Minority interest and equity in net earnings (loss) of affiliates	—	(1)	(1)	—	(2)

NET EARNINGS (LOSS)	$30	$68	$54	$(122)	$30

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE PREDECESSOR SIX MONTHS ENDED JUNE 30, 2006

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$2,812	$694	$(183)	$3,323
COST OF SALES	—	2,374	567	(183)	2,758

Gross Margin	—	438	127	—	565
OPERATING EXPENSES
Marketing and administrative expenses	—	226	45	—	271
Science and technology expenses		27	4	—	31
Chapter 11 related reorganization items	—	27	—	—	27
Credit for asbestos litigation recoveries	—	(3)	—	—	(3)
Other	—	(76)	32	—	(44)

Total operating expenses	—	201	81	—	282
EARNINGS BEFORE INTEREST AND TAXES	—	237	46	—	283

Interest expense, net	—	149	2	—	151

EARNINGS BEFORE TAXES	—	88	44	—	132
Income tax expense (benefit)	—	(210)	31	—	(179)

EARNINGS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	—	298	13	—	311

Equity in net earnings (loss) of subsidiaries	—	14	—	(14)	—
Minority interest and equity in net earnings of affiliates	—	2	1	—	3

NET EARNINGS (LOSS)	$—	$314	$14	$(14)	$314

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF THE SUCCESSOR JUNE 30, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT
Cash and cash equivalents	$—	$26	$109	$—	$135
Receivables, net	—	513	280	—	793
Due from affiliates	95	266	236	(597)	—
Inventories	—	650	183	—	833
Restricted cash – disputed claims reserve	—	65	—	—	65
Other current assets	—	28	42	—	70

Total current	95	1,548	850	(597)	1,896

OTHER
Deferred income taxes	10	556	(18)	—	548
Pension-related assets	—	—	9	—	9
Goodwill	—	1,264	31	—	1,295
Intangible assets	—	1,170	107	—	1,277
Investment in affiliates	—	34	46	—	80
Investment in subsidiaries	5,261	976	—	(6,237)	—
Due from affiliates	—	28	—	(28)	—
Other noncurrent assets	24	54	60	—	138

Total other	5,295	4,082	235	(6,265)	3,347

NET PLANT AND EQUIPMENT	475	1,325	719	—	2,519

TOTAL ASSETS	$5,865	$6,955	$1,804	$(6,862)	$7,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable and accrued liabilities	$(48)	$699	$335	$—	$986
Due from affiliates	69	303	225	(597)	—
Accrued interest	16	5	1	—	22
Short-term debt	—	—	12	—	12
Long-term debt – current portion	—	2	13	—	15

Total current	37	1,009	586	(597)	1,035
LONG-TERM DEBT	2,053	20	20	—	2,093
DUE FROM AFFILIATES	—	—	28	(28)	—

OTHER
Pension plan liability	—	151	113	—	264
Other employee benefits liability	—	299	27	—	326
Other	—	215	16	—	231

Total other	—	665	156	—	821

MINORITY INTEREST	—	—	38		38
STOCKHOLDERS’ EQUITY
Successor preferred stock
Successor common stock	1	—	—	—	1
Additional paid in capital	3,759	5,249	905	(6,154)	3,759
Retained earnings (accumulated deficit)	(35)	12	71	(83)	(35)
Accumulated other comprehensive earnings	50	—	—	—	50

Total stockholders’ equity	3,775	5,261	976	(6,237)	3,775

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,865	$6,955	$1,804	$(6,862)	$7,762

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF THE SUCCESSOR December 31, 2006

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT
Cash and cash equivalents	$—	$906	$183	$—	$1,089
Receivables, net	—	328	245	—	573
Due from affiliates	6	192	155	(353)	—
Inventories	—	579	170	—	749
Restricted cash – disputed claims reserve	—	85	—	—	85
Other current assets	—	27	29	—	56

Total current	6	2,117	782	(353)	2,552

OTHER
Deferred income taxes	—	555	(6)	—	549
Pension-related assets	—	—	8	—	8
Goodwill	—	1,307	6	—	1,313
Intangible assets	—	1,191	107	—	1,298
Investment in affiliates	—	48	49	—	97
Investment in subsidiaries	4,948	884	—	(5,832)	—
Due from affiliates	—	28	—	(28)	—
Other noncurrent assets	18	55	59	—	132

Total other	4,966	4,068	223	(5,860)	3,397

NET PLANT AND EQUIPMENT	—	1,816	705	—	2,521

TOTAL ASSETS	$4,972	$8,001	$1,710	$(6,213)	8,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable and accrued liabilities	$(6)	$759	$328	$—	$1,081
Due from affiliates	—	137	216	(353)	—
Accrued interest	15	23	1	—	39
Short-term debt	—	1,390	11	—	1,401
Long-term debt – current portion	15	19	5	—	39

Total current	24	2,328	561	(353)	2,560

LONG-TERM DEBT	1,262	1	33	—	1,296
DUE FROM AFFILIATES	—	—	28	(28)	—
OTHER
Pension plan liability	—	192	120	—	312
Other employee benefits liability	—	300	25	—	325
Other	—	232	15	—	247

Total other	—	724	160	—	884

MINORITY INTEREST	—	—	44	—	44
STOCKHOLDERS’ EQUITY
Successor preferred stock	—	—	—	—	—
Successor common stock	1	—	—	—	1
Additional paid in capital	3,733	5,004	867	(5,871)	3,733
Retained earnings (accumulated deficit)	(65)	(56)	17	39	(65)
Accumulated other comprehensive earnings	17	—	—	—	17

Total stockholders’ equity	3,686	4,948	884	(5,832)	$3,686

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,972	$8,001	$1,710	$(6,213)	$8,470

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SUCCESSOR SIX MONTHS ENDED JUNE 30, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW FROM OPERATING ACTIVITIES	$—	$(226)	$(16)	$—	$(242)

NET CASH FLOW FROM INVESTING ACTIVITIES	—
Additions to plant and equipment	—	(84)	(27)	—	(111)
Investment in affiliates and subsidiaries, net of cash acquired	—	(1)	(28)	—	(29)
Proceeds from the sale of assets or affiliate	—	12	—	—	12

Net cash flow from investing activities	—	(73)	(55)	—	(128)

NET CASH FLOW FROM FINANCING ACTIVITIES
Payments on long-term debt	—	(55)	(11)	—	(66)
Proceeds from long-term debt	600	—	9	—	609
Payments of note payable to 524(g) Trust	—	(1,390)	—	—	(1,390)
Payments on revolving credit facility	(118)			—	(118)
Proceeds from revolving credit facility	383	—	—	—	383
Net increase (decrease) in short-term debt	—	(1)	(3)	—	(4)
Parent loans and advances	(865)	865	—	—	—

Net cash flow from financing activities	—	(581)	(5)	—	(586)

Effect of exchange rate changes on cash	—	—	2	—	2

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(880)	(74)	—	(954)
Cash and cash equivalents at beginning of period	—	906	183	—	1,089

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$26	$109	$—	$135

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PREDECESSOR SIX MONTHS ENDED JUNE 30, 2006

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW FROM OPERATING ACTIVITIES	$—	$50	$29	$—	$79

NET CASH FLOW FROM INVESTING ACTIVITIES	—
Additions to plant and equipment	—	(136)	(53)	—	(189)
Investment in affiliates and subsidiaries, net of cash acquired	—	(3)	(10)	—	(13)
Proceeds from the sale of assets or affiliate	—	44	—	—	44

Net cash flow from investing activities	—	(95)	(63)	—	(158)

NET CASH FLOW FROM FINANCING ACTIVITIES	—			—
Payments on long-term debt	—	—	(4)	—	(4)
Proceeds from long-term debt	—	—	10	—	10
Payments of note payable to 524(g) Trust	—	—	—	—	—
Proceeds from revolving credit facility	—	—	—	—	—
Net increase (decrease) in short-term debt	—	—	2	—	2
Parent loans and advances	—	—	—	—	—

Net cash flow from financing activities	—	—	8	—	8

Effect of exchange rate changes on cash	—	—	5	—	5

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(45)	(21)	—	(66)
Cash and cash equivalents at beginning of period	—	1,377	182	—	1,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,332	$161	$—	$1,493

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All per share information discussed below is on a diluted basis. References in this Report to the “Consolidated Financial Statements” refer to the Consolidated Financial Statements included in this Report.)

Unless the context requires otherwise, the terms “Owens Corning”, “Company”, “we” and “our” in this report refer to Owens Corning and its subsidiaries. As a result of the application of fresh-start accounting on October 31, 2006, and in accordance with SoP 90-7, the financial results of the Company for the periods following October 31, 2006, are referred to as “Successor”, and the financial results of OCD and its subsidiaries for the periods through October 31, 2006, are referred to as “Predecessor”.

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

The weakening of new residential construction in the United States that began in mid-2006 continued through the first half of 2007. As a result, demand for our building materials products was weaker during the second quarter and the first half of 2007 compared to the corresponding periods in 2006. This impact has been most noticeable in our Insulating Systems segment. The easing of demand for insulation products has also put pressure on prices. To help offset the softening in housing-start related demand, the Company has developed product offerings and marketing programs that are intended to expand the use of Owens Corning products in residential, thermal and acoustical, and commercial and industrial insulation markets. In addition, we have selectively curtailed production of some insulation products and reduced capital spending on expansion projects.

Demand for Owens Corning’s Roofing and Asphalt products is driven primarily by the repair of residential roofs, with lesser demand coming from housing starts. In 2007 we have experienced a more normal level of demand associated with storm activity compared to the first half of 2006, in which we experienced significant demand in the Southeastern United States from the hurricanes of 2005. We are also experiencing pressure on prices from competitors vying to maintain high capacity utilization in certain regions of the United States. To a lesser extent, this segment is also impacted by the slowdown in housing construction.

In our Other Building Materials and Services segment, our financial performance improved, led by our Cultured Stone business. Cultured Stone produced strong manufacturing performance which more than offset a decline in sales to the new residential construction market during the first half of 2007. Our Siding Solutions business was also impacted by the slowdown in new residential construction in the United States. Partially offsetting the effects of this slowdown was a decline in the cost of raw materials used in the manufacture of vinyl siding.

Our Composites Solutions segment increased sales volumes, particularly in our specialty mat and glass fiber wallboard covering businesses in the second quarter of 2007 compared to 2006. We were also able to generate substantial productivity savings during the second quarter and the first half of 2007. In addition, we have experienced lower energy inflation thus far in 2007 than in 2006. We believe the Composite Solutions segment will benefit from robust global demand for glass fiber materials throughout 2007.

During the second quarter of 2007 the Company increased its ownership in Owens Corning India Limited from 60% to 78.5%. Owens Corning India Limited is a growing, profitable business with a low cost production platform that supplies Composites Solutions’ customers in India and exports to other markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Global demand for energy-related commodities and services caused us to experience significant cost inflation during prior years. These pressures abated somewhat in the first half of 2007. However, for many of our products, we were not able to recover the inflation that we did experience through price increases. We anticipate that even with a lower level of inflation during the remainder of this year, costs may not be recovered completely through price increases. Therefore, we are focusing on generating additional productivity gains in order to avoid further margin compression. We also are committed to continuing to improve productivity in manufacturing, logistics, marketing and administration.

We will continue to place significant emphasis on proactively managing our capacity, introducing new product offerings and eliminating inefficiencies in our business and manufacturing processes to offset the effects of softening in demand and higher costs.

Based on current estimates of the National Association of Home Builders, the relative slow down in United States housing starts is expected to continue throughout 2007, which will continue to negatively impact demand for the Company’s building materials products.

While the Company has certain businesses and products, including those within its Composite Solutions segment, that are not as sensitive to new residential construction in North America, the revenue and earnings from these businesses have not mitigated the decline in our results due to the downturn in North American residential housing construction.

RESULTS OF OPERATIONS

Consolidated Results

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Net sales	$1,534	$1,722	$2,858	$3,323
Gross margin	$246	$296	$439	$565
As a percent of sales	16.0%	17.2%	15.4%	17.0%
Marketing and administrative	$146	$140	$282	$271
As a percent of sales	9.5%	8.1%	9.9%	8.2%
Science and technology	$16	$15	$30	$31
As a percent of sales	1.0%	0.9%	1.0%	0.9%
Employee emergence equity program	$12	$—	$20	$—
Earnings before interest and taxes	$78	$168	$111	$283
Interest expense, net	$31	$86	$63	$151
Income tax expense (benefit)	$16	$(169)	$16	$(179)
Net earnings	$29	$251	$30	$314

Items Affecting Comparability

Because of the nature of certain items related to our prior Chapter 11 proceedings, restructuring activities, business impairments and the employee emergence equity program, management does not find reported earnings before interest and taxes to be the most useful and transparent financial measure of the Company’s year-over-year operational performance. These items are related primarily to the Chapter 11 process and activities

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

necessitated by our emergence from bankruptcy, including the employee emergence equity program, restructuring, and dispositions that are not the result of current operations of the Company. They also include costs incurred in connection with the evaluation of strategic alternatives, and costs incurred in connection with the proposed OCV reinforcements transaction.

Our management measures operating performance by excluding the items referenced in the preceding paragraph for various purposes, including reporting results of operations to the Board of Directors of the Company, and for analysis of performance and related employee compensation measures. Although management believes that these adjustments to earnings before interest and taxes provide a more meaningful representation of the Company’s operational performance, our operating performance excluding these items should not be considered in isolation or as a substitute for earnings before interest and taxes prepared in accordance with accounting principles generally accepted in the United States.

The significant items impacting the year-over-year comparability of reported earnings before interest and taxes are noted in the table below (in millions):

	Successor	Predecessor		Successor	Predecessor
	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
Chapter 11 related reorganization items	$—	$17		$3	$27
Asbestos litigation recoveries	—	—		—	(3)
Restructuring credits and other credits	—	(27	)(a)	(2)	(35	)(a)
OCV Reinforcements transaction costs	7	—		18	—
(Gain) loss resulting from exiting HOMExperts service line	(1)	—		7	—
Losses related to strategic reviews	12	—		12	—
Employee emergence equity program	12	—		20	—

Total items impacting comparability	$30	$(10)		$58	$(11)

(a)	Includes $27 million and $35 million of gains on the sale of metal used in certain production tooling in the three months ended June 30, 2006 and the six months ended June 30, 2006, respectively.

Earnings before interest and taxes in the second quarter of 2007 decreased approximately $90 million compared to the second quarter of 2006. Excluding the items impacting comparability reflected in the table above, earnings before interest and taxes were $108 million for the second quarter of 2007 compared to $158 million in 2006. The decrease was primarily due to lower sales, as the decline in the North American new residential construction market impacted demand for building materials products, combined with higher material, labor and energy costs.

For the first six months of 2007, earnings before interest and taxes declined approximately $172 million compared to the first six months of 2006. Excluding the items impacting comparability, earnings before interest and taxes were $169 million in 2007 compared to $272 million in 2006. This decline was primarily the result of lower sales in our Insulating Systems segment, driven by the weakening in the North American new housing construction market, and a decline in sales in our Roofing and Asphalt segment due to the absence of storm driven demand compared to the unusually high level of 2006. Increased costs for raw materials and labor also negatively impacted results for the first six months of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our emergence from bankruptcy also affected earnings before interest and taxes in the second quarter and the first half of 2007 due to the impact of fresh-start accounting. The effect of fresh-start accounting increased earnings before interest and taxes by approximately $3 million and $4 million for the second quarter and for the first half of 2007, respectively. The increase was primarily due to reduced pension expense, partially offset by increased depreciation and amortization, and other post-employment benefits expense.

NET SALES

New housing construction in the United States was significantly lower during the second quarter of 2007 than in 2006, resulting in reduced demand for many of our building materials products. Net sales for the three months ended June 30, 2007 decreased 11% compared to the same period in 2006. This decrease was primarily the result of volume declines in the Insulating Systems, Roofing and Asphalt and Other Building Materials and Services segments, and the impact of the exit of our HOMExperts service line.

Sales outside the United States represented 23% of total sales for the three months ended June 30, 2007, compared to 18% during 2006. This percentage increase was the result of lower sales of building materials products in the United States combined with increased sales of Composite Solutions products in Europe, Latin America and Asia and increased European sales of manufactured stone veneer products.

Net sales for the first half of 2007 declined 14% from the first half of 2006, primarily as a result of a decline in new residential construction in the United States. The slowdown in new residential construction during the first half of 2007 drove volume declines in Insulating Systems and Other Building Materials and Services. Sales of Roofing and Asphalt products were down from 2006 primarily due to a decline in storm related demand.

Sales outside the United States represented 23% of total sales for the first half of 2007, compared to 17% in 2006. The percentage increase was the result of lower sales of building materials products in the United States combined with increased sales of Composites Solutions products in Europe, Latin America and Asia and increased European sales of manufactured stone veneer products.

GROSS MARGIN

Gross margin as a percent of sales for the three months ended June 30, 2007 decreased by 1.2 percentage points compared to 2006. The decline was primarily due to lower sales volume stemming from weaker demand for our building materials products in the North American housing and remodeling markets, price declines for certain insulation products, and higher material and labor costs. Gross margin for the second quarter of 2007 was also negatively impacted by a $12 million charge related to the Company’s strategic reviews of its Siding Solutions business and its Fabwel unit, partially offset by $1 million of income resulting from exiting the HOMExperts service line. Excluding the impact of these items, gross margin would have been $257 million, and gross margin as a percent of sales would have been 16.8%.

Gross margin as a percent of sales for the first half of 2007 declined 1.6 percentage points compared to the first half of 2006. The decrease was the result of lower building materials sales volume, price declines for certain insulation products, and higher material and labor costs. Gross margin in the first half of 2007 was also negatively impacted by charges incurred as a result of implementing our decision to exit the HOMExperts service line and the $12 million charge related to the Company’s strategic reviews of its Siding Solutions business and its Fabwel unit. Excluding the impact of these items, gross margin would have been $458 million, and gross margin as a percent of sales would have been 16.0%.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses for the three months ended June 30, 2007 increased 4.3% compared to 2006. As a percent of net sales, marketing and administrative expenses in the three months ended June 30, 2007

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

were 9.5%, compared to 8.1% in 2006. The increase as a percent of net sales is primarily due to decreased sales and the impact of approximately $7 million in costs associated with the proposed OCV reinforcements transaction.

For the first half of 2007 marketing and administrative expenses increased $11 million from 2006, and were 9.9% of net sales compared to 8.2% for the first half of 2006. The increase as a percent of sales in 2007 is primarily due to decreased sales and the effect of approximately $18 million in costs associated with the proposed OCV reinforcements transaction.

EMPLOYEE EMERGENCE EQUITY PROGRAM

Compensation expense related to the employee emergence equity program reduced earnings before interest and taxes by approximately $12 million in the second quarter of 2007 and approximately $20 million in the first half of 2007 and is expected to reduce earnings before interest and taxes by approximately $37 million in 2007, $28 million in 2008, and $23 million in 2009.

EARNINGS BEFORE INTEREST AND TAXES

The decrease in earnings before interest and taxes for the three months ended June 30, 2007 compared to the same period in 2006 was primarily due to lower sales, as the weakening North American new residential construction market negatively impacted demand for our building materials products, and the impact of material and labor inflation. In addition to the above items, earnings before interest and taxes for the three months ended June 30, 2007 were impacted by:

•	A decrease in Chapter 11-related reorganization items of $17 million compared to a year ago, primarily resulting from decreased professional fees, partially offset by lower investment income.

•

The plan of reorganization established a one time employee emergence equity program. The cost of this program is being amortized over the vesting period of three years beginning in November 2006. The cost of this program during the three months ended June 30, 2007 was approximately $12 million.

•	The adoption of fresh-start accounting improved earnings before interest and taxes for the second quarter of 2007 by approximately $3 million as compared to the Predecessor second quarter.

The decrease in earnings before interest and taxes for the first half of 2007 compared to 2006 was primarily due to lower sales combined with higher raw materials and labor costs that combined to create margin compression in our building materials businesses. In addition, earnings before interest and taxes for the first half of 2007 were impacted by:

•	A decrease in Chapter 11-related reorganization items of $24 million compared to a year ago, primarily resulting from decreased professional fees, partially offset by lower investment income.

•	The cost related to the employee emergence equity program that totaled approximately $20 million for the first half of 2007.

•	The adoption of fresh-start accounting improved earnings before interest and taxes for the first half of 2007 by approximately $4 million as compared to the predecessor period.

INTEREST EXPENSE

Net interest expense for the three months ended June 30, 2007 decreased $55 million compared to the three months ended June 30, 2006. The results for the three months ended June 30, 2007 primarily reflect interest

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

expense on the $1.2 billion of senior notes issued as part of our emergence from bankruptcy, the borrowing under a delayed-draw senior term loan facility during the first quarter of 2007 and borrowings under the revolving credit facility. The results for the three months ended June 30, 2006 include expenses of $59 million with respect to OCD’s pre-petition credit facility, relating to post-petition interest and certain other fees, and $30 million for interest on certain unsecured trade claims against Debtors other than OCD.

Net interest expense for the first half of 2007 decreased $88 million compared to the first half of 2006. Interest expense for the first half of 2007 is primarily due to the impact of the new financing put into place upon our emergence from bankruptcy whereas interest expense for the first half of 2006 related primarily to post petition interest and other fees on OCD’s pre-petition credit facility and interest on certain unsecured trade claims against Debtors other than OCD.

INCOME TAX EXPENSE

Income tax expense for the three months ended June 30, 2007 was $16 million, which represents a 34% effective tax rate. The difference between the 34% effective rate and the Federal statutory tax rate of 35% was primarily due to the effect of tax savings resulting from various initiatives implemented in 2006 and 2007.

The income tax benefit for the three months ended June 30, 2006 was $169 million, which represented a negative 206% effective tax rate. The difference between the negative 206% effective rate and the Federal statutory tax rate of 35% was primarily the result of the reduction of a previously established tax valuation allowance, which adjusted the income tax benefit associated with prior charges taken for asbestos-related liabilities, to the amounts expected to be realized.

Income tax expense for the first half of 2007 was $16 million, which represents a 34% effective tax rate. The difference between the 34% effective rate and the Federal statutory tax rate of 35% was due to the impact of foreign taxes partially offset by higher tax expense associated with state and local income taxes.

The income tax benefit for the first half of 2006 was $179 million, which represented a negative 136% effective tax rate. The difference between the negative 136% effective rate and the Federal statutory tax rate of 35% was primarily the result of the reduction of a previously established tax valuation allowance, which adjusted the income tax benefit associated with prior charges taken for asbestos-related liabilities, to the amounts expected to be realized.

NET EARNINGS

Due to the factors mentioned above, net earnings for the three months ended June 30, 2007, were $29 million, compared to $251 million for the prior year, and net earnings for the first half of 2007 were $30 million, a decline of $284 million from the first half of 2006.

Segment Results

The Company’s business operations fall within two general product categories, building materials and composites. The Company has determined (ai) that the operating segments comprising the building materials product category be aggregated into three reportable segments: (1) Insulating Systems; (2) Roofing and Asphalt; and (3) Other Building Materials and Services, and (b) that the operating segments comprising the composites product category are in a single reportable segment: Composite Solutions.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$441	$519	$860	$1,041

% change from prior years	(15.0)%	13.1%	(17.4)%	14.3%
% of total reportable segments	27.9%	29.2%	29.2%	30.4%

Earnings before interest and taxes	$42	$112	$95	$235

EBIT as a % of sales	9.5%	21.6%	11.0%	22.6%
% of total reportable segments	36.2%	51.1%	51.1%	61.4%
Depreciation and amortization	$31	$20	$61	$38

NET SALES

Net sales for the three months ended June 30, 2007 decreased $78 million from the same period in 2006. This decrease was primarily volume related, which was the result of a decline in demand in the United States housing and remodeling markets, combined with lower pricing in certain product categories.

For the first half of 2007, net sales declined $181 million compared to the first half of 2006. The decline was primarily due to the negative impact of the slowdown in new residential construction in North America on volume and pricing.

EARNINGS BEFORE INTEREST AND TAXES

Earnings before interest and taxes for the three months ended June 30, 2007 decreased $70 million compared to the same period in 2006. For the second quarter of 2007, earnings before interest and taxes were unfavorably impacted by a decline in sales volume, lower prices, changes in product mix, idle facility costs resulting from production curtailments, and increases in material and labor costs. In addition, the adoption of fresh-start accounting upon our emergence from bankruptcy had a negative impact on earnings before interest and taxes for the second quarter of 2007 of approximately $11 million, related primarily to increased depreciation and amortization costs.

For the first half of 2007, earnings before interest and taxes decreased $140 million compared to the first half of 2006. Earnings before interest and taxes for the first half of 2007 were negatively impacted by a decline in sales volume, price declines on certain products, idle facility costs, and inflation in raw material and labor costs. In addition, the adoption of fresh-start accounting upon our emergence from bankruptcy had a negative impact on earnings before interest and taxes for the first half of 2007 of approximately $21 million, related primarily to increased depreciation and amortization costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing and Asphalt

The table below provides a summary of sales, earnings before interest and taxes, and depreciation and amortization expense for the Roofing and Asphalt segment (in millions).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$414	$501	$720	$962

% change from prior years	(17.4)%	5.9%	(25.2)%	11.7%
% of total reportable segments	26.2%	28.2%	24.5%	28.1%

Earnings before interest and taxes	$29	$48	$21	$78

EBIT as a % of sales	7.0%	9.6%	2.9%	8.1%
% of total reportable segments	25.0%	21.9%	11.3%	20.4%
Depreciation and amortization	$10	$8	$20	$16

NET SALES

Net sales for the three months ended June 30, 2007 decreased 17.4% from same period in 2006. This decrease was primarily the result of a decline in volume related to the absence of storm related demand and lower North American new residential construction and remodeling activity, compared to the second quarter of 2006.

For the first half of 2007, net sales declined $242 million compared to the first half of 2006. The decline was primarily due to the negative impact on volume related to the absence of storm related demand and lower North American new residential construction and remodeling activity.

EARNINGS BEFORE INTEREST AND TAXES

For the three months ended June 30, 2007, the Roofing and Asphalt segment generated earnings before interest and taxes of $29 million, compared to earnings before interest and taxes of $48 million in 2006. This decrease was primarily driven by the lower level of storm related demand and lower volume resulting from declines in new construction activity in North America. In addition, earnings before interest and taxes for the three months ended June 30, 2007 were negatively impacted by approximately $1 million of expense resulting from the adoption of fresh-start accounting.

For the first half of 2007, earnings before interest and taxes decreased $57 million compared to the first half of 2006. Earnings before interest and taxes for the first six months of 2007 were negatively impacted by the lower level of storm related demand and lower volume resulting from declines in new construction activity in North America and higher materials cost. In addition, earnings before interest and taxes for the first half of 2007 were negatively impacted by approximately $2 million of expense resulting from the adoption of fresh-start accounting.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Building Materials and Services

The table below provides a summary of sales, earnings before interest and taxes, and depreciation and amortization expense for the Other Building Materials and Services segment (in millions).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$303	$346	$535	$639

% change from prior years	(12.4)%	6.1%	(16.3)%	12.7%
% of total reportable segments	19.1%	19.5%	18.2%	18.7%

Earnings before interest and taxes	$17	$8	$16	$5

EBIT as a % of sales	5.6%	2.3%	3.0%	1.0%
% of total reportable segments	14.7%	3.7%	8.6%	1.3%
Depreciation and amortization	$5	$5	$9	$9

NET SALES

Net sales for the three months ended June 30, 2007 decreased 12.4% compared to 2006. This decrease was primarily the result of lower volume in our Siding Solutions business, and sales declines resulting from the closure of the HOMExperts service line.

For the first half of 2007, net sales declined $104 million compared to the first half of 2006. The decline was primarily due to declines in volume in our Siding Solutions business and sales declines resulting from the closure of the HOMExperts service line.

EARNINGS BEFORE INTEREST AND TAXES

Earnings before interest and taxes for the three months ended June 30, 2007 were $17 million, an improvement from the 2006 results for the period of $9 million. The improvement was due primarily to improved production productivity in our manufactured stone veneer business and the elimination of losses from the HOMExperts service line that was exited in the first quarter of 2007. The adoption of fresh-start accounting had no significant impact on earnings before interest and taxes for the three months ended June 30, 2007.

For the first half of 2007, earnings before interest and taxes increased $11 million compared to the first half of 2006. Earnings before interest and taxes for the first six months of 2007 improved primarily because of improved production productivity in our manufactured stone veneer business and the elimination of losses from the exit of the HOMExperts service line. The adoption of fresh-start accounting negatively impacted earnings before interest and taxes for the six months ended June 30, 2007 by approximately $1 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composite Solutions

The table below provides a summary of sales, earnings before interest and taxes, and depreciation and amortization expense for the Composite Solutions segment (in millions).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$425	$411	$828	$784

% change from prior years	3.4%	7.0%	5.6%	4.4%
% of total reportable segments	26.8%	23.1%	28.1%	22.9%

Earnings before interest and taxes	$28	$51	$54	$65

EBIT as a % of sales	6.6%	12.4%	6.5%	8.3%
% of total reportable segments	24.1%	23.3%	29.0%	17.0%
Depreciation and amortization	$28	$23	$56	$45

NET SALES

Net sales for the three months ended June 30, 2007 increased 3.4% compared to 2006. The increase in sales was primarily attributable to slightly higher pricing in the second quarter of 2007 compared to 2006, the favorable impact of translating sales denominated in foreign currencies into U.S. dollars, and the inclusion of sales from our facility in Japan for the entire quarter ended June 30, 2007 compared to only part of the comparable period in 2006.

Net sales for the first half of 2007 increased 5.6% from the first half of 2006. The increase in sales was primarily due to higher pricing, increased volume, the favorable impact of translating sales denominated in foreign currencies into U.S. dollars, and the inclusion of sales from our facility in Japan for the entire first half of 2007 compared to only part of the comparable period in 2006.

EARNINGS BEFORE INTEREST AND TAXES

Earnings before interest and taxes for the three months ended June 30, 2007 decreased 45% from the same period in 2006. The decline was primarily due to the inclusion of income of approximately $27 million, generated from the sale of metals used in certain production tooling in the second quarter results of 2006. Aside from this item, earnings before interest and taxes improved in the second quarter of 2007 compared to 2006 by $4 million due to slight price increases and manufacturing productivity improvements that exceeded higher material costs. Earnings before interest and taxes for the three months ended June 30, 2007 were negatively impacted by approximately $1 million resulting from the adoption of fresh-start accounting.

Earnings before interest and taxes for the first half of 2007 decreased 17% from the same period in 2006. The decline was primarily due to the inclusion of income of approximately $35 million, generated from the sale metals used in certain production tooling, in the first half results of 2006. Excluding gains from the sale of metals, earnings before interest and taxes increased $24 million in the first half of 2007 compared to 2006 due to price increases and manufacturing productivity improvements that more than offset higher material and labor costs.

Also impacting the comparability of our results between the first six months of 2007 versus 2006, was that our Taloja, India facility, which was shut down during the first half of 2006 to repair damage from a 2005 flood and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

expand the facility, was fully operational in 2007. The downtime from the flood and expansion negatively impacted the first half of 2006 results by approximately $10 million, which was offset in part by a gain of approximately $8 million from the settlement of our insurance claim in the second quarter of 2006. Earnings before interest and taxes for the six months ended June 30, 2007 were negatively impacted by approximately $3 million resulting from the adoption of fresh-start accounting.

Corporate, Other and Eliminations

The table below provides a summary of loss before interest and taxes and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Chapter 11-related reorganization items	$—	$(17)	$(3)	$(27)
Asbestos litigation recoveries – Owens Corning	—	—	—	3
Restructuring credits	—	—	2	—
OCV Reinforcements transaction costs	(7)	—	(18)	—
Gain (loss) resulting from exiting HOMExperts service line	1	—	(7)	—
Losses related to strategic reviews	(12)	—	(12)	—
Employee emergence equity expense	(12)	—	(20)	—
General corporate expense	(8)	(34)	(17)	(76)

Loss before interest and taxes	$(38)	$(51)	$(75)	$(100)

Depreciation and amortization	$7	$8	$12	$16

LOSS BEFORE INTEREST AND TAXES

The impact of adopting fresh-start accounting on general corporate expense was an improvement in loss before interest and taxes for the second quarter of 2007 totaling approximately $17 million, primarily due to reduced charges for non-service related pension expense.

Excluding the impact of adopting fresh-start accounting described above, general corporate expense decreased by $9 million in the three months ended June 30, 2007 compared to 2006. This improvement is primarily due to a decrease in the charge for valuing inventories using the Last-In-First-Out (LIFO) accounting method of approximately $15 million in the second quarter of 2007 compared to the prior year.

The impact of adopting fresh-start accounting on general corporate expense was an improvement in loss before interest and taxes for the first six months of 2007 totaling approximately $31 million, primarily due to reduced charges for non-service related pension expense and lower depreciation and amortization expense.

Excluding the impact of adopting fresh-start accounting as described above, general corporate expense for the first six months of 2007 decreased by $28 million from the corresponding period in 2006. This decline was the result of a decrease of approximately $20 million in the charge for valuing inventories using the LIFO accounting method in the first half of 2007 compared to 2006, and the inclusion of a $9 million charge in 2006 results for losses related to a mark to market adjustment on energy related derivative instruments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Developments

In July of 2007, the Company announced that it had converted its previously announced joint venture agreement with Saint-Gobain into an acquisition, under which we will acquire Saint-Gobain’s Reinforcement and Composites business for $640 million. The acquired business is comprised of 20 plants, which includes 12 glass fiber reinforcements plants, 6 fabrics plants and 2 plants that produce both reinforcements and fabrics. Saint-Gobain will retain its facility in Wichita Falls, Texas.

The Company has announced that it plans to divest its facilities in Battice, Belgium; Birkeland, Norway; and Huntingdon, Pennsylvania. These sales are intended to address regulatory concerns associated with the acquisition of Saint Gobain’s Reinforcement and Composites business.

The acquisition advances our position as a global leader in glass reinforcements and composites. The combined business will serve customers with improved technology, an expanded product range and a strengthened presence in both developed and emerging markets.

During the first quarter of 2007, the Company announced that it had reviewed its portfolio of businesses and that it would explore strategic alternatives for the Company’s Siding Solutions business, which includes its vinyl siding manufacturing operations and Norandex/Reynolds distribution business, and the Company’s Fabwel unit, a producer and fabricator of components and sidewalls for recreational vehicles and cargo trailers. The Siding Solutions business is the largest component of the Other Building Materials and Services segment. Fabwel is a unit within Owens Corning’s Composite Solutions.

In July of 2007, the Company reached an agreement to sell the Siding Solutions business to the Saint-Gobain Group for $371 million. The sale includes our Norandex/Reynolds distribution business with 153 U.S. distribution centers in 38 states, and three vinyl siding manufacturing facilities located in Claremont, N.C., Joplin, Mo., and London, Ontario. The exploration of strategic alternatives for the Fabwel unit of our Composite Solutions segment is still under review.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

Producing strong levels of cash flow and maintaining high levels of liquidity continue to be financial strategies of the Company. We manage the Company with a focus on our balance sheet, including managing our working capital.

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our revolving credit facility, will provide sufficient liquidity to allow our Company to meet our cash requirements over both the short and long term. Our anticipated uses of cash include capital expenditures, working capital needs and contractual obligations. The Company anticipates funding the purchase price related to its acquisition of Saint Gobain’s Reinforcement and Composites business from proceeds of previously announced divestitures, cash on hand, cash flow from operations, and borrowings under its existing revolving credit facility. In addition, on an ongoing basis, the Company will evaluate and consider repurchasing shares of the Company’s equity as well as strategic acquisitions, divestitures, joint ventures and other transactions to create value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash flows

The following table presents a summary of our cash flows (in millions):

	Successor	Predecessor
	Six Months Ended June 30,
	2007	2006
Cash balance	$135	$1,493
Cash provided by (used for) operations	$(242)	$79
Cash used for investing activities	$(128)	$(158)
Cash provided by (used for) financing activities	$(586)	$8
Unused committed credit lines	$610	$79

Operating Activities: For the six months ended June 30, 2007, cash flow used for operations was $242 million, as compared to $79 million of cash provided by operations for the same period in 2006. This increase in cash used for operations was primarily driven by lower earnings, increased pension contributions, higher accounts receivable levels, and higher inventory levels.

Investing Activities: The decrease of $30 million in our cash used for investing activities during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, was primarily due to lower spending for plant and equipment.

Financing Activities: The $594 million increase in cash used for financing in the six months ended June 30, 2007, compared to the six months ended June 30, 2006, was primarily due to the funding of the final payment to the 524(g) Trust on January 4, 2007, partially offset by $600 million borrowed under the delayed-draw senior term loan facility. To meet seasonal working capital needs, we also borrowed $265 million against the revolving credit facility.

Debt

At June 30, 2007, we had $2.120 billion of short-term and long-term debt, compared to $2.736 billion of short-term and long-term debt at December 31, 2006. The Company’s debt at the end of 2006 included a note payable to the 524(g) Trust of $1.390 billion, which was paid in full on January 4, 2007. A portion of that payment was funded by borrowings of $600 million under the Company’s delayed draw senior term loan facility.

2007 Investments

Capital Expenditures: The Company will continue to invest in capital projects that are intended to fuel company growth and innovation, with a focus on return on net assets. Capital expenditures in maintenance and improving existing operations are forecasted to total between $225 million and $250 million in 2007. During the second quarter of 2007 the Company increased its ownership in Owens Corning India Limited from 60% to 78.5%. Owens Corning India Limited is a growing, profitable business with a low cost production platform that supplies Composites Solutions’ customers in India and exports to other markets. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses and invest in them when they meet our strategic and financial criteria.

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

market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion. During the six months ended June 30, 2007, there were no repurchases of stock under the share repurchase program.

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

Pension contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $57 million to the plans during the six months ended June 30, 2007. The Company expects to contribute approximately $110 million in cash to its pension plans during 2007. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws and market conditions.

Derivatives

To mitigate some of the near term volatility in our earnings and cash flows, we use financial and derivative financial instruments to hedge certain exposures, principally currency and energy related. Our current hedging practice has been to hedge a variable percentage of certain energy and energy related exposures on a rolling forward basis up to 36 months out. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposure.

Off balance sheet arrangements

The Company has entered into limited off balance sheet arrangements, as defined under Securities and Exchange Commission rules, in the ordinary course of business. These arrangements include guarantees with respect to unconsolidated affiliates and other entities. In addition, the Company has a limited amount of unrecorded contingent payment obligations under acquisition purchase agreements which are not material. There were no material changes to these arrangements in the six months ended June 30, 2007, and the Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by OSHA. In the six months ended June 30, 2007, our RIR improved approximately 18% over our December 31, 2006 rate.

ADOPTION OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement defines fair value, established a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is in the process of evaluating the impact of adopting this statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company is in the process of evaluating the impact of adopting this statement.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At June 30, 2007, we had environmental remediation liabilities as a PRP at 41 sites. Our environmental liabilities at 23 of these sites will be resolved pursuant to the terms of the Plan and will be paid out of the Non-Tax Bankruptcy Reserve. At the other 18 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2007, our reserve for such liabilities was $7 million, of which $2 million is recorded in the Non-Tax Bankruptcy Reserve as discussed in Note 16. We will continue to review our environmental reserve and make such adjustments as appropriate.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” “will,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Some of the important factors that may influence possible differences include:

•	our legal restructuring;

•	competitive factors;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	pricing pressures;

•	availability and cost of energy and materials;

•	construction activity;

•	interest rate movements;

•	issues involving implementation of new business systems;

•	issues involving implementation of planned acquisitions/divestitures/ventures;

•	achievement of expected cost reductions and/or productivity improvements;

•	general economic and political conditions, including new legislation;

•	overall global economic environment;

•	foreign exchange fluctuations;

•	the success of research and development activities;

•	difficulties or delays in manufacturing; and

•	labor disputes.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Please refer to the Company’s 2006 annual report on Form 10-K for the Company’s quantitative and qualitative disclosures about market risk.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

On or about September 2, 2003, certain of the directors and officers of Owens Corning Sales, LLC (formerly known as Owens Corning) (“OCD”) were named as defendants in a lawsuit captioned Kensington International Limited, et al. v. Glen Hiner, et al. in the Supreme Court of the State of New York, County of New York. OCD is not named in the lawsuit. The suit, which was brought by Kensington International Limited and Springfield Associates, LLC, two assignees of lenders under OCD’s pre-petition credit facility, alleged causes of action (1) against all defendants for breach of fiduciary duty and (2) against certain defendants for fraud in connection with certain loans made under the pre-petition credit facility. The complaint sought an unspecified amount of damages. On February 7, 2005, all defendants filed a joint motion to dismiss. A hearing on the motion to dismiss was held on May 2, 2005 and the motion to dismiss was granted by the United States Bankruptcy Court for the District of Delaware on August 22, 2006. On October 20, 2006, the New York court entered an order and judgment dismissing the New York complaint in its entirety and on November 22, 2006, the plaintiffs filed an appeal of the order and judgment with the First Department of the New York Supreme Court, Appellate Division. On May 31, 2007, the Supreme Court, Appellate Division, dismissed Plaintiffs appeal. The Court ruled that as a result of distributions made under OCD’s plan of reorganization, the plaintiffs no longer have a claim for damages and accordingly, their claim is moot. On July 11, 2007, Plaintiffs filed a Notice of Motion For Permission To Appeal to the Court of Appeals of the State of New York. The named officer and director defendants have each filed contingent indemnification claims with respect to such litigation against OCD.

On September 1, 2006, various members of OCD’s Investment Review Committee were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). OCD is not named in the lawsuit but such individuals would have a contingent indemnification claim against OCD. The suit, brought by former employees of OCD, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with investments in an OCD company common stock fund. A motion to dismiss was filed on behalf on the defendants on March 5, 2007.

Certain of the defendants in the two lawsuits described above are officers or directors of the Company.

Environmental Proceedings Involving Potential Monetary Sanctions

Securities and Exchange Commission rules require us to describe certain governmental proceedings arising under federal, state or local environmental provisions unless we conclude that the proceeding will result in monetary sanctions of less than $100,000. The following proceeding is reported in response to this requirement. Based on the information presently available to us, however, we believe that the costs which may be associated with this matter will not have a materially adverse effect on the Company’s financial position or results of operations.

On July 20, 2007 the Company was informally notified by the New Jersey Department of Environmental Protection (the “NJDEP”) that the NJDEP intends to assert that Owens Corning’s Kearny, New Jersey asphalt manufacturing plant periodically violated the New Jersey Air Pollution Control Act during the period of 2002 – 2006. NJDEP indicated in this notification that they plan to seek $573,000 in fines and penalties for these alleged violations.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s 2006 annual report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2007	—	$—	—	6,537,292
May 1-31, 2007	399	33.60	—	6,537,292
June 1-30, 2007	—	—	—	6,537,292

Total	399	$33.60	—

*	The Company retained 399 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

As a consequence of certain provisions of the Company’s senior notes and senior financing facilities, the Company and its subsidiaries are subject to certain restrictions on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report under this Item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended June 30, 2007.

ITEM 5.	OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date: August 1, 2007	By:	/s/ Michael H. Thaman
Michael H. Thaman
Chairman of the Board and
Chief Financial Officer
(as duly authorized officer)

Date: August 1, 2007	By:	/s/ Ronald Ranallo
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