Form 10-Q
period 2007-09-30
Owens Corning
filed 2007-11-02
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of October 9, 2007, 130,913,061 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

(i)

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions, except per share data)
NET SALES	$1,268	$1,386	$3,674	$4,149
COST OF SALES	1,061	1,119	3,049	3,361

Gross margin	207	267	625	788

OPERATING EXPENSES
Marketing and administrative expenses	102	130	365	377
Science and technology expenses	15	13	46	42
Restructuring costs (credits)	(1)	10	(3)	10
Chapter 11 related reorganization items	1	1	4	28
Asbestos litigation recoveries	—	(10)	—	(13)
Employee emergence equity program	8	—	28	—
Gain on sale of fixed assets and other	(1)	(22)	(6)	(64)

Total operating expenses	124	122	434	380

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	83	145	191	408
Interest expense, net	27	71	90	222

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	56	74	101	186
Income tax expense (benefit)	16	20	30	(169)

EARNINGS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS OF AFFILIATES	$40	$54	$71	$355
Minority interest and equity in net earnings (loss) of affiliates	(2)	(1)	(4)	2

EARNINGS FROM CONTINUING OPERATIONS	38	53	67	357
Discontinued operations
Earnings from discontinued operations, net of tax of $3, $5, $5, and $15, respectively	8	9	9	19
Gain on sale of discontinued operations, net of tax of $41	66	—	66	—

Total earnings from discontinued operations	74	9	75	19

NET EARNINGS	$112	$62	$142	$376

BASIC EARNINGS PER COMMON SHARE
Earnings from continuing operations	$0.29	$0.96	$0.52	$6.46

Earnings from discontinued operations	$0.58	$0.16	$0.59	$0.34

DILUTED EARNINGS PER COMMON SHARE
Earnings from continuing operations	$0.29	$0.88	$0.51	$5.96

Earnings from discontinued operations	$0.57	$0.16	$0.58	$0.32

WEIGHTED AVERAGE COMMON SHARES
Basic	128.1	55.3	128.1	55.3
Diluted	130.8	59.9	130.8	59.9

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	Successor
	September 30, 2007	December 31, 2006
	(in millions)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$450	$1,089
Receivables, less allowances of $9 million in 2007 and $26 million in 2006	624	573
Inventories	662	749
Restricted cash – disputed distribution reserve	54	85
Assets held for sale – current	55	—
Other current assets	65	56

Total current assets	1,910	2,552
Property, plant and equipment, net	2,225	2,521
Goodwill	1,173	1,313
Intangible assets	1,194	1,298
Deferred income taxes	554	549
Assets held for sale – non-current	234	—
Other non-current assets	218	237

TOTAL ASSETS	$7,508	$8,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$862	$1,081
Accrued interest	39	39
Short-term debt	19	1,401
Long-term debt – current portion	10	39
Liabilities held for sale – current	39	—

Total current liabilities	969	2,560
Long-term debt, net of current portion	1,827	1,296
Pension plan liability	212	312
Other employee benefits liability	329	325
Liabilities held for sale – non-current	1	—
Other liabilities	207	247
Commitments and contingencies (Note 14)
Minority interest	38	44

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share
10 million shares authorized; none issued or outstanding at September 30, 2007, and December 31, 2006
Common stock, par value $0.01 per share
400 million shares authorized; 130.8 million issued and outstanding at September 30, 2007 and December 31, 2006	1	1
Additional paid in capital	3,767	3,733
Accumulated earnings (deficit)	77	(65)
Accumulated other comprehensive earnings	80	17

Total stockholders’ equity	3,925	3,686

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,508	$8,470

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Successor	Predecessor
	Nine Months Ended September 30,
	2007	2006
	(in millions)
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net earnings	$142	$376
Adjustments to reconcile net earnings to cash provided by (used for) operating activities:
Depreciation and amortization	239	184
Provision for impairments	22	2
Gain on sale of businesses and fixed assets	(110)	(49)
Change in deferred income taxes	43	(164)
Provision for pension and other employee benefits liabilities	31	74
Provision for post-petition interest/fees on pre-petition obligations	—	228
Provision for asbestos litigation claims	—	21
Employee emergence equity program	28	—
Decrease in restricted cash – disputed distribution reserve	31	—
Payments related to Chapter 11 filings	(26)	—
Increase in receivables	(161)	(99)
Increase in inventories	(31)	(118)
Increase in prepaid assets	(1)	(41)
Decrease in accounts payable and accrued liabilities	(113)	(68)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	—	18
Pension fund contribution	(117)	(14)
Payments for other employee benefits liabilities	(20)	(20)
Increase in restricted cash – asbestos and insurance related	—	(17)
Increase in restricted cash, securities and other – Fibreboard	—	(67)
Other	4	(2)

Net cash flow provided by (used for) operating activities	(39)	244

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	(167)	(270)
Investment in affiliates and subsidiaries, net of cash acquired	(31)	(47)
Proceeds from the sale of assets or affiliate	437	65

Net cash flow provided by (used for) investing activities	239	(252)

NET CASH FLOW USED FOR FINANCING ACTIVITIES
Payments of equity commitment agreement	—	(100)
Payments on long-term debt	(78)	(7)
Proceeds from long-term debt	617	17
Payments on revolving credit facility	(383)	—
Proceeds from revolving credit facility	383	—
Payment of note payable to 524(g) Trust	(1,390)	—
Net increase (decrease) in short-term debt	3	(1)

Net cash flow used for financing activities	(848)	(91)

Effect of exchange rate changes on cash	9	5

NET DECREASE IN CASH AND CASH EQUIVALENTS	(639)	(94)
Cash and cash equivalents at beginning of period	1,089	1,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$450	$1,465

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    GENERAL

Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) was initially formed on July 21, 2006, as a wholly-owned subsidiary of Owens Corning Sales, LLC (formerly known as Owens Corning (“OCD”) and did not conduct significant operations prior to October 31, 2006 (the “Effective Date”), when OCD and 17 of its subsidiaries (collectively, the “Debtors”) emerged from Chapter 11 bankruptcy proceedings, as described more fully in Note 19. As part of a restructuring that was conducted in connection with OCD’s emergence from bankruptcy, on October 31, 2006, Owens Corning became a holding company and the ultimate parent company of OCD and the other Owens Corning companies.

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

The consolidated financial statements included in this Report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair presentation of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The financial statements for the period ended September 30, 2006, do not reflect the effect of any changes in the Company’s capital structure or changes in fair values of assets and liabilities as a result of fresh-start accounting. The December 31, 2006, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. During the three months ended September 30, 2007, the Company recorded expenses of $2 million pretax ($4 million after tax) related to prior periods in 2007. There was no impact to the nine months ended September 30, 2007. The effect was not material to previously issued interim financial statements. Certain reclassifications have been made to the period presented for 2006 to conform to the classifications used in the period presented for 2007.

In the third quarter of 2007, the Company divested its Siding Solutions business, a component of its Other Building Materials and Services segment, and its Fabwel unit, a component of its Composite Solutions segment. See Note 7 for a detailed discussion of these transactions. The impact of these transactions have been segregated from the continuing operations of the Company and reclassified into discontinued operations in the Consolidated Statements of Earnings for all periods presented in this Report. The prior period Consolidated Balance Sheet and Statement of Cash Flow have not been recast.

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

Other Building Materials and Services

Manufactures and sells stone veneer building products. Also provides franchise opportunities for the home remodeling and new construction industries. The operating segments comprising this segment individually do not meet the threshold for reporting separately.

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

Earnings from continuing operations before interest and taxes by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses – such as general corporate expenses or income, restructuring costs and certain other expense or income items – are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in earnings from continuing operations before interest and taxes for the Company’s reportable segments. Reference is made below to the reconciliation of reportable segment earnings before interest and taxes to consolidated earnings from continuing operations before interest and taxes.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.    SEGMENT DATA (continued)

External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
NET SALES	2007	2006	2007	2006
	(in millions)
Reportable Segments

Insulating Systems	$462	$529	$1,322	$1,570
Roofing and Asphalt	379	458	1,099	1,420
Other Building Materials and Services	78	97	234	285
Composite Solutions	397	353	1,152	1,028

Total reportable segments	1,316	1,437	3,807	4,303
Corporate Eliminations (1)	(48)	(51)	(133)	(154)

Consolidated	$1,268	$1,386	$3,674	$4,149

External Customer Sales by Geographic Region
United States	$911	$1,071	$2,667	$3,289
Europe	129	104	382	315
Canada and other	228	211	625	545

NET SALES	$1,268	$1,386	$3,674	$4,149

(1)	Included in corporate eliminations are inter-segment sales, primarily from the Composite Solutions segment to the Roofing and Asphalt segment. Those eliminations were approximately $30 million and $35 million in the Successor three months ended September 30, 2007, and the Predecessor three months ended September 30, 2006, respectively, and approximately $94 million and $119 million in the Successor nine months ended September 30, 2007, and the Predecessor nine months ended September 30, 2006, respectively. The remaining inter-segment sales eliminations are not material to any other segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.    SEGMENT DATA (continued)

	Successor	Predecessor	Successor	Predecessor
EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Reportable Segments

Insulating Systems	$42	$125	$137	$359
Roofing and Asphalt	15	20	36	97
Other Building Materials and Services	6	—	18 (a)	2
Composite Solutions	29	44 (b)	80	104 (b)

Total reportable segments	$92	$189	$271	$562

Reconciliation to Consolidated Earnings from Continuing Operations Before Interest and Taxes

Chapter 11-related reorganization items	$(1)	$(1)	$(4)	$(28)
Asbestos litigation recoveries	—	10	—	13
Restructuring (costs) credits	1	(10)	3	(10)
OCV Reinforcements transaction costs	(3)	(4)	(21)	(4)
Losses related to the exit of our HOMExperts service line	—	—	(7)	—
Asset impairments	(11)	—	(11)	—
Employee emergence equity program	(8)	—	(28)	—
General corporate (expense) income	$13	$(39)	$(12)	$(125)

CONSOLIDATED EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	$83	$145	$191	$408

(a)	Excludes $7 million of losses related to the exit of the HOMExperts service line.
(b)	Includes $10 million and $45 million of gains on the sale of metal which is reflected in the Consolidated Statement of Earnings under the caption gain on the sale of fixed assets and other in the three months ended September 30, 2006, and the nine months ended September 30, 2006, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.    INVENTORIES

Inventories are summarized as follows (in millions):

	Successor
	September 30, 2007	December 31, 2006
Finished goods	$435	$518
Materials and supplies	189	194

FIFO inventory	624	712
LIFO adjustment	38	37

Total inventories	$662	$749

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

	Successor
	September 30, 2007
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$165	$(8)	$157
Technology	20	183	(9)	174
Franchise and other agreements	15	32	(2)	30
Non-amortizable intangible assets:
Trademarks		833	—	833

Total intangible assets		$1,213	$(19)	$1,194

Goodwill		$1,173

	Successor
	December 31, 2006
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$174	$(2)	$172
Technology	20	198	(2)	196
Franchise and other agreements	15	33	(1)	32
In process research and development		21	(21)	—
Non-amortizable intangible assets:
Trademarks		898	—	898

Total intangible assets		$1,324	$(26)	$1,298

Goodwill		$1,313

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Other Intangible Assets

The values assigned to intangible assets upon the adoption of fresh-start accounting represent the Company’s best estimates of fair value based on internal and external valuations. As a result, the Company expects the ongoing amortization expense for finite intangible assets to be approximately $18 million in each of the next five fiscal years.

Goodwill

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

Successor	Insulating Systems	Roofing & Asphalt	Other Building Materials & Services	Composite Solutions	Total
Balance as of December 31, 2006	$852	$261	$142	$58	$1,313
Acquisitions (see Note 6)	—	—	—	20	20
Divestitures (see Note 7)	—	—	(60)	—	(60)
Income tax adjustments (see Notes 14 and 17)	(31)	(40)	(30)	—	(101)
Foreign currency adjustments	—	—	1	—	1

Balance as of September 30, 2007	$821	$221	$53	$78	$1,173

The Successor has elected the fourth quarter to perform its annual testing for goodwill impairment. The Company tests goodwill for impairment as of October 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Successor
	September 30, 2007	December 31, 2006
	(in millions)
Land	$181	$188
Buildings and leasehold improvements	470	470
Machinery and equipment	1,647	1,732
Construction in progress	162	171

	2,460	2,561
Accumulated depreciation	(235)	(40)

Net property, plant and equipment	$2,225	$2,521

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.    PROPERTY, PLANT AND EQUIPMENT (continued)

In the third quarter of 2007, the Company recorded an impairment loss on property, plant and equipment in conjunction with the integration of manufacturing facilities associated with our acquisition of the Saint-Gobain Reinforcement and Composites business of $11 million, which includes the $2 million impairment discussed in Note 8. The loss was measured using prices for similar assets, and was recorded as a corporate charge to cost of sales on the Consolidated Statement of Earnings.

6.    ACQUISITIONS

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

7.    DIVESTITURES

In August 2007, the Company completed the sale of its Siding Solutions business, a component of its Other Building Materials and Services segment, for net proceeds of approximately $368 million. The sale was a result of the Company’s strategic review of this business. The Company recognized a pretax gain of approximately $122 million on the sale, which is inclusive of an estimated purchase price adjustment related to working capital. The divested business includes the Norandex/Reynolds distribution business and three siding manufacturing facilities. The results of operations for the Siding Solutions business and the gain on the sale are reported within discontinued operations in the Consolidated Statements of Earnings, and prior period Consolidated Statements of Earnings have been recast. The prior period Consolidated Balance Sheet and Consolidated Cash Flow Statement have not been recast.

The disposed assets and liabilities of the Siding Solutions business at the closing date of the sale included the following (in millions):

Current assets
Receivables, less allowance for doubtful accounts of $7	109
Inventories	86
Other current assets	5

Total current assets	200
Property, plant and equipment, net	56
Goodwill	60
Intangible assets	32

Total assets	$348

Current liabilities
Accounts payable and accrued liabilities	$90

Total current liabilities	90
Other long-term liabilities	12

Total liabilities	$102

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7.    DIVESTITURES (continued)

Operating results of the Siding Solutions business were as follows (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$150	$231	$529	$682
Earnings from discontinued operations	$16	$13	$28	$26
Income tax expense	$(5)	$(5)	$(10)	$(12)

Earnings from discontinued operations, net taxes	$11	$8	$18	$14

In conjunction with the divesture of the Siding Solutions business, certain corporate costs allocated to the operations of that business were retained by the Company. Those costs, which were $4 million and $5 million for the three months ended September 30, 2007 and 2006, respectively and $14 million and $15 million, for the nine months ended September 30, 2007 and 2006, respectively, are included in the ongoing operations of the Company and have not been reclassified into discontinued operations.

In September 2007, the Company completed the sale of its Fabwel unit, a component of its Composite Solutions segment, for net proceeds of approximately $57 million, which is inclusive of an estimated contingent liability. The sale was a result of the Company’s strategic review of this business. The Company recognized a pretax loss of $15 million on the sale, which is included in discontinued operations on the Consolidated Statement of Earnings. The results of operations for Fabwel are reported within discontinued operations in the accompanying Consolidated Statements of Earnings, and prior period Consolidated Statements of Earnings have been recast. The prior period Consolidated Balance Sheet and Consolidated Cash Flow Statement have not been recast.

The disposed assets and liabilities of Fabwel at the closing date of the sale included the following (in millions):

Current assets
Receivables	$7
Inventories	17

Total current assets	24
Property, plant and equipment	19
Intangible assets	33

Total assets	$76

Accounts payable and accrued liabilities	$4

Total liabilities	$4

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7.    DIVESTITURES (continued)

Operating results of Fabwel were as follows (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$24	$40	$97	$148
Earnings (loss) from discontinued operations	$(5)	$1	$(14)	$8
Income tax benefit (expense)	$2	$—	$5	$(3)

Earnings (loss) from discontinued operations, net of taxes	$(3)	$1	$(9)	$5

In conjunction with the divesture of the Fabwel unit, certain corporate costs allocated to the operations of that business were retained by the Company. Those costs, which were less than $1 million for each of the three months ended September 30, 2007 and 2006, and $1 million for each of the nine months ended September 30, 2007 and 2006, are included in the ongoing operations of the Company and have not been reclassified into discontinued operations.

In the first quarter of 2007, the Company sold its remaining 40% ownership interest in Owens Corning South Africa (Pty) Ltd, for $12 million.

8.    ASSETS AND LIABILITIES HELD FOR SALE

In the third quarter of 2007, the Company committed to a plan to sell composite manufacturing facilities located in Battice, Belgium; Birkeland, Norway; and assets located in Huntingdon, Pennsylvania to gain regulatory approval for the Company’s acquisition of Saint-Gobain’s Reinforcement and Composites business. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of these facilities are reported as held for sale on the Consolidated Balance Sheet and are valued at the lower of book value or fair value less costs to sell. As a result of applying this statement, the Company recorded an impairment loss of $2 million to write down the fixed assets of the Huntingdon, Pennsylvania facility, which is included in cost of sales on the Consolidated Statement of Earnings. As discussed further in Note 20, the Huntingdon sale closed in October 2007. The remaining divestiture is subject to regulatory approval, and is expected to close during the first quarter of 2008. These facilities are included in the Company’s Composite Solutions segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8.    ASSETS AND LIABILITIES HELD FOR SALE (continued)

As of September 30, 2007, the assets and liabilities held for sale consist of the following (in millions):

Successor
September 30, 2007
Current assets
Receivables, net	$27
Inventories	27
Other current assets	1

Total current assets	55
Property, plant and equipment, net	221
Intangible assets, net	13

Total assets	$289

Accounts payable and accrued liabilities	$39

Total current liabilities	39
Other liabilities	1

Total liabilities	$40

9.    WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities is as follows (in millions):

Successor
Nine Months Ended September 30, 2007
Beginning balance	$50
Amounts accrued for current year	10
Adjustment of preexisting accrual estimates	5
Settlements of warranty claims	(20)
Siding Solutions divesture	(13)

Ending balance	$32

10.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS)

In the second half of 2006, we substantially completed the 2006 restructuring actions taken to close facilities, exit certain product lines and reduce operating costs. During the nine months ended September 30, 2007, the Company recorded a credit of $3 million related to lower estimated employee severance cost for employee separations in the 2006 restructuring actions. We do not expect to incur any additional costs related to the 2006 actions and final payments are estimated to occur within the fourth quarter of 2007.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS) (continued)

The following table summarizes the status of the unpaid liabilities from the Company’s 2006 restructuring activities (in millions):

Successor
Nine Months Ended September 30, 2007
Beginning balance	$29
Amounts credited in current year	(3)
Cash payments	(23)

Ending balance	$3

11.    DEBT

Details of our outstanding long-term debt at September 30, 2007, and December 31, 2006, are as follows (in millions):

	Successor
	September 30, 2007	December 31, 2006
6.50% Senior Notes, net of discount, due 2016	$648	$648
7.00% Senior Notes, net of discount, due 2036	539	539
Senior Term Loan, maturing in 2011	600	—
Revolving Credit Facility, maturing in 2011	—	—
Internal Revenue Service note, maturing in 2012, 8.0%	—	89
Various capital leases, due through 2050	24	20
Other floating rate debt, maturing through 2017	23	35
Other fixed rate debt, with maturities up to 2011, at rates from 5.0% to 11.0%	3	4

	1,837	1,335
Less – current portion	(10)	(39)

Total long-term debt	$1,827	$1,296

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.    DEBT (continued)

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

The Credit Facilities each have a five-year maturity. Proceeds from the revolving credit facility are available for general working capital needs and for other general corporate purposes. The term loan was used to partially fund payments to the Owens Corning/Fibreboard Asbestos Personal Injury Trust (the “524(g) Trust”) in January of 2007 (see Note 19). The revolving credit facility is comprised of a U.S. facility, a Canadian facility and a European facility. The Credit Agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates.

Any obligations under the Credit Facilities are unconditionally and irrevocably guaranteed by the Company’s current and future material wholly-owned United States subsidiaries. The Company had no borrowings and $92 million of letters of credit outstanding under the revolving credit facility at September 30, 2007.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.    DEBT (continued)

The Credit Agreement contains financial, affirmative and negative covenants that we believe are usual and customary for a senior unsecured credit agreement.

Short Term Debt

At September 30, 2007, and December 31, 2006, short-term borrowings were $19 million and $1.401 billion, respectively. The December 31, 2006, balance included a note payable to the 524(g) Trust of $1.390 billion, which was paid in January of 2007 (see Note 19). The remaining short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 7.5% and 7.0% at September 30, 2007, and December 31, 2006, respectively.

12.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

The following tables provide information regarding pension expense recognized during the year (in millions):

	Successor			Predecessor
	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost

Service cost	$6	$2	$8	$5	$2	$7
Interest cost	14	6	20	14	6	20
Expected return on plan assets	(17)	(7)	(24)	(14)	(6)	(20)
Amortization of actuarial loss	—	—	—	10	2	12
Amortization of prior service cost	—	—	—	2	—	2

Net periodic pension cost	$3	$1	$4	$17	$4	$21

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

	Successor			Predecessor
	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost

Service cost	$17	$4	$21	$16	$4	$20
Interest cost	43	19	62	43	16	59
Expected return on plan assets	(50)	(21)	(71)	(43)	(16)	(59)
Amortization of transition amount	—	—	—	—	(1)	(1)
Amortization of actuarial loss	—	—	—	31	6	37
Amortization of prior service cost	—	—	—	5	—	5

Net periodic pension cost	$10	$2	$12	$52	$9	$61

Owens Corning expects to contribute approximately $105 million in cash to the U.S. pension plans and approximately $15 million to non-U.S. plans during 2007. The Company made cash contributions of approximately $117 million to the plans during the nine months ended September 30, 2007.

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

The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. Plans for the periods indicated (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Components of Net Periodic Benefit Cost

Service cost	$1	$2	$3	$4
Interest cost	5	5	14	15
Amortization of loss	—	—	—	1
Amortization of prior service cost	—	(3)	—	(10)

Net periodic benefit cost	$6	$4	$17	$10

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.    STOCK COMPENSATION

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

The 2006 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards to be made pursuant to the plan. At September 30, 2007, the maximum number of shares remaining available under the 2006 Stock Plan for all stock awards was 3,267,082 shares.

Stock Options

The Company granted stock options under its employee emergence equity program and its executive compensation plan. The Company calculates a weighted-average grant date fair value, using a Black-Scholes valuation model for options granted. No stock options were exercised and 69,470 were granted during the nine months ended September 30, 2007. The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2007 was $9.28.

The following table summarizes the assumptions that were used in the Company’s Black-Scholes valuation model to estimate the grant date fair value of options granted:

Successor
Nine Months Ended September 30, 2007
Expected volatility	33.30%
Expected dividends	1.50%
Expected term (in years)	6.5
Risk-free rate	4.30%

In general, the exercise price of each option awarded under the Plan equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years. Shares issued from the exercise of options are recorded in the common stock accounts at the option price. The awards and vesting periods of such awards are determined at the discretion of the Compensation Committee of the Board of Directors. The volatility assumption was based on a benchmark study of our peers.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.    STOCK COMPENSATION (continued)

The following table summarizes our share option activity during the Successor nine months ended September 30, 2007:

Successor	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2006	2,123,100	$30.00
Options granted	69,470	$26.99
Options exercised	—	—
Options forfeited	(26,400)	$30.00

Outstanding at September 30, 2007	2,166,170	$29.90

The following table summarizes information about options outstanding and exercisable at September 30, 2007:

		Weighted-Average
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Exercise Price	Options Exercisable	Weighted- Averaged Exercise Price
$26.99 – $30.00	2,166,170	9.08	$ 29.90	—	—

During the nine months ended September 30, 2007, the Company recognized expense of $6 million related to the Company’s stock options, which was recorded under the caption employee emergence equity program on the Consolidated Statements of Earnings. As of September 30, 2007, there was $13 million of total unrecognized compensation cost related to stock options awards. There was no intrinsic value of the options outstanding as of September 30, 2007.

Restricted Stock Awards and Restricted Stock Units

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

A summary of the status of the Company’s plans that had restricted stock issued as of September 30, 2007, and changes during the nine months ended September 30, 2007, are presented below:

Successor	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2006	3,030,150	$30.00
Granted	299,833	$32.47
Vested	(1,800)	$30.00
Forfeited	(140,195)	$30.00

Outstanding at September 30, 2007	3,187,988	$30.23

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.    STOCK COMPENSATION (continued)

During the nine months ended September 30, 2007, the Company recognized expense of $24 million related to the Company’s restricted stock, of which $22 million was recorded under the caption employee emergence equity program on the Consolidated Statements of Earnings. The Company previously recorded $3 million in restricted stock expense related to its fiscal 2006 restructuring activities. As of September 30, 2007, there was $49 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted average period of 2.14 years. The total fair value of shares vested during the nine months ended September 30, 2007, was less than $1 million.

Performance Stock Awards and Performance Stock Units

The Company grants performance stock awards and performance stock units as a part of its LTIP. In the second quarter of 2007, the Company granted performance stock, of which fifty percent will be settled in stock and fifty percent will be settled in cash. The amount of the performance stock is contingent on meeting various company-wide performance goals, including cumulative earnings per share. Compensation expense for performance stock settled in stock is measured based on the market price of the stock on the date of grant and is recognized on a straight-line basis over the vesting period. Compensation expense for performance stock settled in cash is measured based on the market price of the stock at the end of each quarter and is recognized on a straight-line basis over the vesting period. The initial valuation of all performance stock granted assumes that performance goals will be achieved. This assumption is monitored each quarter and if it becomes probable that such goals will not be achieved or will be exceeded, compensation cost recognized will be adjusted and previous surplus compensation cost recognized will be reversed or additional cost will be recognized. This assumption was adjusted during the quarter ended September 30, 2007 due to significantly weaker than expected market conditions, which resulted in a downward adjustment to performance-based compensation expense. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2009.

A summary of the status of the Company’s plans that had performance stock issued as of September 30, 2007, and changes during the nine months ended September 30, 2007, are presented below. The weighted-average grant date fair value for performance stock issued in 2007 that will be settled in stock is $34.06.

Successor	Number of Shares
Outstanding at December 31, 2006	—
Granted	226,460
Vested	—
Forfeited	—

Outstanding at September 30, 2007	226,460

During the nine months ended September 30, 2007, the Company recognized expense of $2 million related to the Company’s performance stock, of which approximately $1 million relates to the retirement of certain employees. As of September 30, 2007, there was $4 million of total unrecognized compensation cost related to performance stock. That cost is expected to be recognized over a weighted average period of 2.3 years.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.    CONTINGENT LIABILITIES AND OTHER MATTERS

Bankruptcy Related-Matters

In accordance with the terms of the Plan, the Company established a Disputed Distribution Reserve (as defined in the Plan) funded in the initial amount of approximately $85 million, which is reflected as restricted cash on the Consolidated Balance Sheet as of December 31, 2006, for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date. In the nine months ended 2007, approximately $31 million of the claims were settled. The remaining reserve, in the amount of $54 million at September 30, 2007, is reflected as restricted cash on the Consolidated Balance Sheet as of September 30, 2007. See Note 19 to the Consolidated Financial Statements for a discussion of certain other bankruptcy-related matters.

Tax Matters

Owens Corning’s federal income tax returns typically are audited by the IRS in multi-year audit cycles. The audit for the years 1992-1995 was completed in late 2000. Due to OCD’s Chapter 11 filing in 2000, the IRS also accelerated and completed the audit for the years 1996-1999 by March of 2001. As a result of these audits and unresolved issues from prior audit cycles, the IRS asserted claims for unpaid income taxes plus interest thereon. As a result of settlement negotiations, in the fourth quarter of 2004 the Company and the IRS reached an agreement in principle to settle such claims in return for total settlement payments by the Company of approximately $69 million, plus interest. The settlement was approved by the USBC by Order dated November 15, 2004, and by the Congressional Joint Committee on Taxation on May 17, 2005. The Company estimated the interest applicable to the settlement to be approximately $30 million. However, the IRS computed such interest to be approximately $71 million. In the second quarter of 2007, the Company and the IRS reconciled the differences between the two interest computations. The IRS substantively accepted the position of the Company and, accordingly, reduced the interest by approximately $38 million, which was recorded as a reduction to goodwill and long-term debt on the Consolidated Balance Sheets. The Company subsequently paid off the IRS Note in the second quarter of 2007.

Securities and Certain Other Litigation

On or about September 2, 2003, certain of OCD’s directors and officers were named as defendants in a lawsuit captioned Kensington International Limited, et al. v. Glen Hiner, et al. in the Supreme Court of the State of New York, County of New York. OCD is not named in the lawsuit. The suit, which was brought by Kensington International Limited and Springfield Associates, LLC, two assignees of lenders under OCD’s pre-petition credit facility, alleged causes of action (1) against all defendants for breach of fiduciary duty and (2) against certain defendants for fraud in connection with certain loans made under the pre-petition credit facility. The complaint sought an unspecified amount in damages. On February 7, 2005, all defendants filed a joint motion to dismiss. A hearing on the motion to dismiss was held on May 2, 2005 and the motion to dismiss was granted by the USBC on August 22, 2006. On October 20, 2006, the New York court entered an order and judgment dismissing the New York complaint in its entirety and on November 22, 2006, the plaintiffs filed an appeal of the order and judgment with the First Department of the New York Supreme Court, Appellate Division. On May 31, 2007, the Supreme Court, Appellate Division, dismissed plaintiffs’ appeal. The Court ruled that as a result of distributions made under OCD’s plan of reorganization, the plaintiffs no longer have a claim for damages and accordingly, their claim is moot. On July 11, 2007, plaintiffs filed a Notice of Motion For Permission To Appeal to the Court of Appeals of the State of New York. On October 11, 2007, the Court of Appeals of the State of New York denied the plaintiffs’ appeal.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

On September 1, 2006, various members of OCD’s Investment Review Committee were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor OCD is named in the lawsuit but such individuals would have a contingent indemnification claim against OCD. The suit, brought by former employees of OCD, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in an OCD company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007.

Environmental Liabilities

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At September 30, 2007, we had environmental remediation liabilities as a PRP at 41 sites. Our environmental liabilities at 23 of these sites will be resolved pursuant to the terms of the Plan and will be paid out of the Non-Tax Bankruptcy Reserve. At the other 18 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2007, our reserve for such liabilities was $8 million, of which $4 million is recorded in the Non-Tax Bankruptcy Reserve as discussed in Note 19. We will continue to review our environmental reserve and make such adjustments as appropriate.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.    EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share (in millions, except per share amounts):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Earnings from continuing operations	$38	$53	$67	$357
Earnings from discontinued operations, net of tax	74	9	75	19

Net earnings	$112	$62	$142	$376

Weighted-average number of shares outstanding used for basic earnings per share	128.1	55.3	128.1	55.3
Non-vested restricted shares	2.7	—	2.7	—
Shares from assumed conversion of preferred securities	—	4.6	—	4.6

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	130.8	59.9	130.8	59.9

Basic earnings per common share
Basic earnings from continuing operations	$0.29	$0.96	$0.52	$6.46
Basic earnings from discontinued operations	0.58	0.16	0.59	0.34

Basic net earnings per share	$0.87	$1.12	$1.11	$6.80

Diluted earnings per common share
Diluted earnings from continuing operations	$0.29	$0.88	$0.51	$5.96
Diluted earnings from discontinued operations	0.57	0.16	0.58	0.32

Diluted net earnings per share	$0.86	$1.04	$1.09	$6.28

For the successor nine months ended September 30, 2007, the number of shares used in the calculation of diluted earnings per share did not include 0.3 million common equivalent shares of restricted stock units, 2.2 million common equivalent shares of deferred awards, 15.7 million common equivalent shares from Series A Warrants and 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

16.    COMPREHENSIVE EARNINGS

The following table presents comprehensive earnings for the periods indicated (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings	$112	$62	$142	$376
Currency translation adjustment	31	—	59	30
Pension and other postretirement adjustment	—	—	1	(5)
Deferred income (loss) on hedging	(1)	(8)	3	(28)

Comprehensive earnings	$142	$54	$205	$373

17.    INCOME TAXES

The Successor’s income tax expense on continuing operations for the nine months ended September 30, 2007, was $30 million, which represents a 30% effective tax rate. The difference between the 30% effective rate and the Federal statutory tax rate of 35% was primarily due to the effect of tax savings resulting from various initiatives implemented in 2006 and 2007.

During the third quarter, the Company filed its 2006 federal income tax returns. After this filing, the Company’s net operating loss relating to 2006 increased from $2.8 million to $3.1 billion. This increase was primarily related to changes in tax planning strategies and other changes in estimates. This resulted in an increase of approximately $60 million in deferred income taxes and a corresponding reduction in goodwill.

On an on-going basis, the Company records valuation allowances related to realization of certain tax assets. In light of the Predecessor’s financial position and Chapter 11 proceedings, the Predecessor decreased its valuation allowance for tax assets related to asbestos-related liabilities by $40 million during the first quarter of 2006, resulting in a $40 million tax benefit in the quarter and an effective tax rate of negative 30%. In the second quarter of 2006, the Predecessor further decreased its valuation allowance by an additional $225 million for tax assets related to asbestos-related liabilities, resulting in a $225 million tax benefit in the quarter. As a result of these items, the Predecessor had an effective tax rate of negative 90% for the first nine months of 2006.

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

18.    ACCOUNTING PRONOUNCEMENTS

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

19.    EMERGENCE FROM CHAPTER 11 PROCEEDINGS

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

Under the terms of the Plan and related Confirmation Order, asbestos personal injury claims against each of OCD and Fibreboard will be administered and distributions on account of such claims will be made, exclusively from the 524(g) Trust that has been established and funded pursuant to the Plan. In addition, all asbestos property damage claims against OCD or Fibreboard either (i) have been resolved, (ii) will be resolved pursuant to the Plan, along with certain other unsecured claims for an aggregate amount within the Company’s Non-Tax Bankruptcy Reserve (defined below), or (iii) are barred pursuant to the Plan and Confirmation Order. Accordingly, other than the limited number and value of property damage claims being resolved pursuant to clause (ii) above, the Company has no further asbestos liabilities.

Pursuant to the terms of the Plan, the Company is obligated to make certain additional payments to certain creditors, including certain payments to holders of administrative expense priority claims and professional advisors in the Chapter 11 Cases. The Company had reserved approximately $64 million as of September 30, 2007, to pay remaining claims in the Bankruptcy of which approximately $62 million relate to non-tax claims (the “Non-Tax Bankruptcy Reserve”). Pursuant to the Plan, the Company has established a Disputed Distribution Reserve, funded in the amount of approximately $54 million as of September 30, 2007, which is reflected as restricted cash in the Consolidated Balance Sheet, for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.    EMERGENCE FROM CHAPTER 11 PROCEEDINGS (continued)

The amount for Chapter 11 related reorganization items in the Consolidated Statements of Earnings consist of the following (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Professional fees	$1	$37	$4	$87
Payroll and compensation	—	2	—	10
Investment income	—	(39)	—	(70)
Other, net	—	1	—	1

Total	$1	$1	$4	$28

20.    SUBSEQUENT EVENTS

On October 31, 2007, the Company completed the acquisition of Saint-Gobain’s Reinforcement and Composites business for $640 million in cash, accelerating the Company’s global growth strategy by enhancing its presence in fast-growing emerging markets around the world. Under prior ownership, the acquired business leased certain metals used in its production tooling. In the near term, Owens Corning expects to continue the leasing of such metals.

To gain regulatory approval for the acquisition of Saint-Gobain’s Reinforcement and Composites business, the Company divested its Continuous Filament Mat business in Huntingdon, Pennsylvania, as well as certain related production assets in Anderson, South Carolina, on October 26, 2007.

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Guarantor and Nonguarantor Financial Statements

As described in Note 11, Owens Corning issued $1.2 billion aggregate principal amount of Senior Notes. The Senior Notes and the Senior Credit Facilities are guaranteed, fully, unconditionally and jointly and severally, by each of Owens Corning’s current and future 100% owned material domestic subsidiaries that are a borrower or a guarantor under Owens Corning’s Credit Facilities, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Credit Facilities (collectively, the “Nonguarantor Subsidiaries”). As disclosed in Note 1, Owens Corning became the holding company and ultimate parent company of OCD and the other Owens Corning companies on October 31, 2006, as a part of the restructuring that was conducted in connection with OCD’s emergence from bankruptcy.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE SUCCESSOR THREE MONTHS ENDED SEPTEMBER 30, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$937	$390	$(59)	$1,268
COST OF SALES	—	814	306	(59)	1,061

Gross Margin	—	123	84	—	207

OPERATING EXPENSES
Marketing and administrative expenses	2	80	20		102
Science and technology expenses	—	13	2		15
Restructure costs	—	(1)	—		(1)
Chapter 11 related reorganization items	—	1	—		1
Employee emergence equity program	—	7	1		8
Other	16	(37)	20		(1)

Total operating expenses	18	63	43		124

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	(18)	60	41		83
Interest (income) expense, net	33	(7)	1	—	27

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(51)	67	40		56
Income tax expense	(20)	26	10	—	16
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(31)	41	30		40
Equity in net earnings (loss) of subsidiaries	143	48	—	(191)	—
Minority interest and equity in net earnings (loss) of affiliates	—	(1)	(1)	—	(2)

EARNINGS FROM CONTINUING OPERATIONS	112	88	29	(191)	38
Discontinued operations
Earnings from discontinued operations, net of tax	—	9	(1)		8
Gain on sale of discontinued operations, net of tax	—	46	20		66

Total earnings from discontinued operations	—	55	19		74

NET EARNINGS (LOSS)	$112	$143	$48	$(191)	$112

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE SUCCESSOR THREE MONTHS ENDED SEPTEMBER 30, 2006

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,100	$377	$(91)	$1,386
COST OF SALES	—	915	295	(91)	1,119

Gross Margin	—	185	82	—	267

OPERATING EXPENSES
Marketing and administrative expenses	—	111	19		130
Science and technology expenses	—	11	2		13
Restructure costs	—	10	—		10
Chapter 11 related reorganization items	—	1	—		1
Asbestos litigation recoveries	—	(10)	—		(10)
Employee emergence equity program	—	—	—		—
Other	—	(48)	26		(22)

Total operating expenses	—	75	47	—	122

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	—	110	35	—	145
Interest (income) expense, net	—	69	2		71

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	—	41	33	—	74
Income tax expense	—	25	(5)		20
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	—	16	38	—	54
Equity in net earnings (loss) of subsidiaries	—	35	—	(35)	—
Minority interest and equity in net earnings (loss) of affiliates	—	1	(2)		(1)

EARNINGS FROM CONTINUING OPERATIONS	—	52	36	(35)	53
Discontinued operations
Earnings from discontinued operations, net of tax	—	10	(1)		9
Gain on sale of discontinued operations, net of tax	—	—	—		—

Total earnings from discontinued operations	—	10	(1)		9

NET EARNINGS (LOSS)	$—	$62	$35	$(35)	$62

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE SUCCESSOR NINE MONTHS ENDED SEPTEMBER 30, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$2,743	$1,122	$(191)	$3,674
COST OF SALES	—	2,360	880	(191)	3,049

Gross Margin	—	383	242	—	625

OPERATING EXPENSES
Marketing and administrative expenses	71	235	59		365
Science and technology expenses	—	41	5		46
Restructure costs	—	(3)	—		(3)
Chapter 11 related reorganization items	—	3	1		4
Employee emergence equity program	3	20	5		28
Other	(75)	15	54		(6)

Total operating expenses	(1)	311	124		434

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	1	72	118		191
Interest (income) expense, net	97	(9)	2	—	90

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(96)	81	116		101
Income tax expense	(27)	25	32	—	30
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(69)	56	84		71
Equity in net earnings (loss) of subsidiaries	211	102	—	(313)	—
Minority interest and equity in net earnings (loss) of affiliates	—	(2)	(2)	—	(4)

EARNINGS FROM CONTINUING OPERATIONS	142	156	82	(313)	67
Discontinued operations
Earnings from discontinued operations, net of tax	—	9	—		9
Gain on sale of discontinued operations, net of tax	—	46	20		66

Total earnings from discontinued operations	—	55	20		75

NET EARNINGS (LOSS)	$142	$211	$102	$(313)	$142

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE SUCCESSOR NINE MONTHS ENDED SEPTEMBER 30, 2006

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,385	$1,038	$(274)	$4,149
COST OF SALES	—	2,807	828	(274)	3,361

Gross Margin	—	578	210	—	788

OPERATING EXPENSES
Marketing and administrative expenses	—	315	62		377
Science and technology expenses	—	36	6		42
Restructure costs	—	10	—		10
Chapter 11 related reorganization items	—	28	—		28
Asbestos litigation recoveries	—	(13)	—		(13)
Employee emergence equity program	—	—	—		—
Other	—	(123)	59		(64)

Total operating expenses	—	253	127	—	380

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	—	325	83	—	408
Interest (income) expense, net	—	218	4	—	222

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	—	107	79	—	186
Income tax expense	—	(196)	27		(169)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	—	303	52	—	355
Equity in net earnings (loss) of subsidiaries	—	49	—	(49)	—
Minority interest and equity in net earnings (loss) of affiliates	—	3	(1)	—	2

EARNINGS FROM CONTINUING OPERATIONS	—	355	51	(49)	357
Discontinued operations
Earnings from discontinued operations, net of tax	—	21	(2)		19
Gain on sale of discontinued operations, net of tax	—	—	—		—

Total earnings from discontinued operations	—	21	(2)		19

NET EARNINGS (LOSS)	$—	$376	$49	$(49)	$376

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF THE SUCCESSOR SEPTEMBER 30, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69	$124	$257	$		$450
Receivables, net	—	367	257			624
Due from affiliates	106	618	171		(895)	—
Inventories	—	511	151			662
Restricted cash – disputed claims reserve	—	54	—			54
Assets held for sale – current	—	2	53			55
Other current assets	—	25	40			65

Total current assets	175	1,701	929		(895)	1,910

Investment in subsidiaries	5,450	1,043	—		(6,493)	—
Due from affiliates	—	28	—		(28)	—
Property, plant and equipment	474	1,243	508			2,225
Goodwill	—	1,141	32			1,173
Intangible assets	—	1,100	94			1,194
Deferred income taxes	13	558	(17)			554
Assets held for sale – non-current	—	1	233			234
Other non-current assets	23	75	120			218

TOTAL ASSETS	$6,135	$6,890	$1,899		$(7,416)	$7,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable and accrued liabilities	$(38)	$581	$319	$		$862
Due from affiliates	424	245	226		(895)	—
Accrued interest	36	2	1			39
Short-term debt	—	—	19			19
Long-term debt – current portion	—	1	9			10
Liabilities held for sale – current	—	—	39			39

Total current liabilities	422	829	613		(895)	969

Long-term debt, net of current portion	1,788	20	19			1,827
Due from affiliates	—	—	28		(28)	—
Pension plan liability	—	99	113			212
Other employee benefits liability	—	300	29			329
Commitments and contingencies	—	—	—			—
Liabilities held for sale – non-current	—	—	1			1
Other liabilities	—	192	15			207
Minority interest	—	—	38			38
STOCKHOLDERS’ EQUITY
Successor preferred stock	—	—	—			—
Successor common stock	1	—	—			1
Additional paid in capital	3,767	5,295	924		(6,219)	3,767
Retained earnings (accumulated deficit)	77	155	119		(274)	77
Accumulated other comprehensive earnings	80	—	—			80

Total stockholders’ equity	3,925	5,450	1,043		(6,493)	3,925

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,135	$6,890	$1,899		$(7,416)	$7,508

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF THE SUCCESSOR December 31, 2006

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$906	$183	$—	$1,089
Receivables, net	—	328	245	—	573
Due from affiliates	6	192	155	(353)	—
Inventories	—	579	170	—	749
Restricted cash – disputed claims reserve	—	85	—	—	85
Assets held for sale – current	—	—	—	—	—
Other current assets	—	27	29	—	56

Total current assets	6	2,117	782	(353)	2,552

Investment in subsidiaries	4,948	884	—	(5,832)	—
Due from affiliates	—	28	—	(28)	—
Property, plant and equipment	—	1,816	705	—	2,521
Goodwill	—	1,307	6	—	1,313
Intangible assets	—	1,191	107	—	1,298
Deferred income taxes	—	555	(6)	—	549
Assets held for sale – non-current	—	—	—	—	—
Other non-current assets	18	103	116	—	237

TOTAL ASSETS	$4,972	$8,001	$1,710	$(6,213)	$8,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable and accrued liabilities	$(6)	$759	$328	$—	$1,081
Due from affiliates	—	137	216	(353)	—
Accrued interest	15	23	1	—	39
Short-term debt	—	1,390	11	—	1,401
Long-term debt – current portion	15	19	5	—	39
Liabilities held for sale – current	—	—	—	—	—

Total current liabilities	24	2,328	561	(353)	2,560

Long-term debt, net of current portion	1,262	1	33	—	1,296
Due from affiliates	—	—	28	(28)	—
Pension plan liability	—	192	120	—	312
Other employee benefits liability	—	300	25	—	325
Commitments and contingencies
Liabilities held for sale – non-current	—	—	—	—	—
Other liabilities	—	232	15	—	247
Minority interest	—	—	44	—	44
STOCKHOLDERS’ EQUITY
Successor preferred stock	—	—	—	—	—
Successor common stock	1	—	—	—	1
Additional paid in capital	3,733	5,004	867	(5,871)	3,733
Retained earnings (accumulated deficit)	(65)	(56)	17	39	(65)
Accumulated other comprehensive earnings	17	—	—	—	17

Total stockholders’ equity	3,686	4,948	884	(5,832)	$3,686

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,972	$8,001	$1,710	$(6,213)	$8,470

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SUCCESSOR NINE MONTHS ENDED SEPTEMBER 30, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated
NET CASH FLOW FROM OPERATING ACTIVITIES	$—	$(144)	$105	$		$(39)

NET CASH FLOW FROM INVESTING ACTIVITIES
Additions to plant and equipment	—	(130)	(37)			(167)
Investment in affiliates and subsidiaries, net of cash acquired	—	(1)	(30)			(31)
Proceeds from the sale of assets or affiliate	394	12	31			437

Net cash flow from investing activities	394	(119)	(36)		—	239

NET CASH FLOW FROM FINANCING ACTIVITIES
Payments on long-term debt	(41)	(19)	(18)			(78)
Proceeds from long-term debt	600	6	11			617
Payments of note payable to 524(g) Trust	—	(1,390)	—			(1,390)
Payments on revolving credit facility	(383)	—	—			(383)
Proceeds from revolving credit facility	383	—	—			383
Net increase (decrease) in short-term debt	—	—	3			3
Parent loans and advances	(884)	884	—			—

Net cash flow from financing activities	(325)	(519)	(4)		—	(848)

Effect of exchange rate changes on cash	—	—	9			9

NET DECREASE IN CASH AND CASH EQUIVALENTS	69	(782)	74		—	(639)
Cash and cash equivalents at beginning of period	—	906	183			1,089

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69	$124	$257		$—	$450

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PREDECESSOR NINE MONTHS ENDED SEPTEMBER 30, 2006

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated
NET CASH FLOW FROM OPERATING ACTIVITIES	$—	$150	$94		$—	$244

NET CASH FLOW FROM INVESTING ACTIVITIES
Additions to plant and equipment	—	(193)	(77)			(270)
Investment in affiliates and subsidiaries, net of cash acquired	—	(5)	(42)			(47)
Proceeds from the sale of assets or affiliate	—	65	—			65

Net cash flow from investing activities	—	(133)	(119)		—	(252)

NET CASH FLOW FROM FINANCING ACTIVITIES
Payment of equity commitment agreement	(100)	—	—			(100)
Payments on long-term debt	—	—	(7)			(7)
Proceeds from long-term debt	—	—	17			17
Payments of note payable to 524(g) Trust	—	—	—			—
Proceeds from revolving credit facility	—	—	—			—
Net increase (decrease) in short-term debt	—	—	(1)			(1)
Parent loans and advances	100	(100)	—			—

Net cash flow from financing activities	—	(100)	9		—	(91)

Effect of exchange rate changes on cash	—	—	5			5

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(83)	(11)			(94)
Cash and cash equivalents at beginning of period	—	1,377	182			1,559

Net change in cash of discontinued operations
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,294	$171	$		$1,465

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the third quarter of 2007, the Company divested its Siding Solutions business, a component of its Other Building Materials and Services segment, and its Fabwel unit, a component of its Composite Solutions segment, (see Note 7 for a detailed discussion of these transactions). The impact of these transactions have been segregated from the continuing operations of the Company and reclassified into discontinued operations in the Consolidated Statements of Earnings for all periods presented in this Report. The prior period Consolidated Balance Sheet and Consolidated Statement of Cash Flow have not been recast.

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

During the third quarter of 2007, we completed transactions that will allow us to focus more on our core businesses. On August 31, 2007 we sold our Siding Solutions business to the Saint-Gobain Group for net proceeds of approximately $368 million. Siding Solutions was the largest business in our Other Building Materials and Services segment. In addition, we sold our Fabwel unit for net proceeds of approximately $57 million. Fabwel was a unit of our Composites Solutions business which produced and fabricated components and sidewalls for recreational vehicles and cargo trailers. The financial results for these businesses have been segregated and are reported as discontinued operations in the Consolidated Statement of Earnings for all periods presented. Business segment results and the discussion thereof have been adjusted to exclude the results of Siding Solutions and Fabwel.

A downturn in new residential construction in the United States began in mid-2006 and accelerated during the first nine months of 2007. During the third quarter of 2007, the impact of the downturn significantly impacted demand for our residential insulation, residential roofing, and manufactured stone veneer products. We currently anticipate that the weakness in new residential construction will continue through the fourth quarter of 2007 and throughout 2008.

Our Insulating Systems segment includes those businesses with the significant fluctuations in new residential construction. During the third quarter of 2007, our residential insulation businesses experienced sales declines of 12.7% compared to the third quarter of 2006, and demand weakness put pressure on prices which also declined compared to 2006. Our commercial and industrial insulation businesses also experienced a decline in sales in the third quarter, primarily in HVAC related products. In response to the decline in demand we have curtailed

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

production at multiple locations, primarily through extending downtime when furnaces need to be repaired or rebuilt. If new residential construction in the United States continues to decline, additional production curtailments may be necessary.

Our Roofing and Asphalt business was also impacted by the decline in new United States housing construction during the third quarter of 2007. Although demand for our Roofing and Asphalt products is primarily driven by the repair of residential roofs, repair activity varies somewhat with housing turnover, which is heavily influenced by new home sales. Demand for our residential roofing products was also negatively impacted by adverse weather conditions in certain regions of the United States, and a lack of significant storm related demand. Demand weakness also put pressure on prices. Absent significant storm related demand, we anticipate that demand for our roofing and asphalt products in the fourth quarter will be slightly above the fourth quarter of 2006.

Our Other Building Materials and Services segment is now comprised of our Masonry Products business (previously Cultured Stone) and our Construction Services business. In Masonry Products, sales volume in North America was down in the third quarter of 2007 compared to the third quarter of 2006. However, sales in the third quarter of 2007 include those of a European manufactured stone business that was acquired late in 2006. The lower volume in North America was almost entirely offset by the acquired European business, which resulted in a relatively small decrease in sales during the third quarter of 2007 compared to the third quarter of 2006. We achieved significant manufacturing productivity improvements in 2007 but have been unable to take full advantage of these actions because of weakened demand. We have curtailed production at our facilities and anticipate that the curtailments will continue through the end of 2007. Sales in our Construction Services business were down significantly in the third quarter of 2007 compared to the third quarter of 2006 due to the closure of our HOMExperts portion of the business during the fourth quarter of 2006. We continue to experience growth in our basement finishing franchises and have been increasing franchises for our Sunsuites™ and other outdoor living designs. We foresee continued growth in our franchise businesses during the remainder of 2007 and for 2008.

Our Composite Solutions segment continued to experience sales growth during the third quarter of 2007. Volume is strong in most of our markets with the exception of glass mat for residential roofing in North America and our North American automotive markets. We experienced robust growth in our European automotive markets, our infrastructure markets including wind energy and pipe, and in our non-woven glass mat markets. Our mold resistant fiberglass facing for wall board enjoyed significant growth during the third quarter in spite of the decline in the new residential construction market in the United States. Prices during the third quarter increased somewhat compared to 2006, primarily the result of increases in geographic areas where demand is very strong. We have curtailed production of mat products in the United States due to the weakness in the market for roofing shingles and expect that these curtailments will remain in place through, at least, the end of 2007. We have also curtailed production at one facility in Asia due to weak demand. We expect the curtailment to continue through the end of 2007. We anticipate worldwide demand for composite products overall will continue to increase during the remainder of 2007 and in 2008. We continue to experience competitive pressures particularly from producers in China. The acquisition of the Saint-Gobain Group’s composites business will enhance our ability to compete on a global basis, particularly as we expect to benefit from synergies as the result of this acquisition.

Overall, inflation did not have a significant impact on our consolidated results during the third quarter of 2007, primarily due to a decline in the cost of a key raw material used in our roofing shingles. However, we view this as a temporary situation and expect inflation in raw materials and energy will increase our overall production costs during the remainder of 2007. Because of the weakness in several markets, it is unlikely that we will be able to recover these increased costs through price increases to our customers. We are continuing to focus on generating productivity gains that will offset these cost increases. However, due to curtailments at selected manufacturing facilities, we are incurring idle facility costs which are making it difficult to recover inflation via productivity gains.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We are continuing our efforts to expand markets, and develop new products and ideas that will generate growth for the Company and increase profitability. Our Insulating Systems business continues to promote the benefits of reinsulating existing homes and the energy savings that homeowners can achieve from reinsulating. We are also developing and marketing complimentary products, services, and accessories in markets where we have a strong brand presence and market share. Our acquisition of the composites business from the Saint-Gobain Group will significantly increase our share in the global composites market and offset our exposure to the cyclical new residential construction markets in North America.

RESULTS OF OPERATIONS

Consolidated Results

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
Net sales	$1,268	$1,386	$3,674	$4,149
Gross margin	$207	$267	$625	$788
As a percent of sales	16.3%	19.3%	17.0%	19.0%
Marketing and administrative	$102	$130	$365	$377
As a percent of sales	8.0%	9.4%	9.9%	9.1%
Science and technology	$15	$13	$46	$42
As a percent of sales	1.2%	0.9%	1.3%	1.0%
Employee emergence equity program	$8	$—	$28	$—
Earnings from continuing operations before interest and taxes	$83	$145	$191	$408
Interest expense, net	$27	$71	$90	$222
Income tax expense (benefit)	$16	$20	$30	$(169)
Earnings from continuing operations	$38	$53	$67	$357
Discontinued operations, net of tax	$74	$9	$75	$19
Net earnings	$112	$62	$142	$376

Items Affecting Comparability

Because of the nature of certain items related to our prior Chapter 11 proceedings, restructuring activities, business acquisitions and dispositions and the employee emergence equity program, management does not find reported earnings from continuing operations before interest and taxes to be the most useful and transparent financial measure of the Company’s year-over-year operational performance. These items are not the result of current operations of the Company.

Our management measures operating performance by excluding the items referenced in the preceding paragraph for various purposes, including reporting results of operations to the Board of Directors of the Company, and for analysis of performance and related employee compensation measures. Although management believes that these adjustments to earnings from continuing operations before interest and taxes provide a more meaningful representation of the Company’s operational performance, our operating performance excluding these items should not be considered in isolation or as a substitute for earnings from continuing operations before interest and taxes prepared in accordance with accounting principles generally accepted in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation of significant items impacting the year-over-year comparability of reported earnings from continuing operations before interest and taxes are noted in the table below (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET EARNINGS	$112	$62	$142	$376
Discontinued operations
Earnings (loss) from discontinued operations, net of tax of $3, $5, $5, and $15 , respectively	8	9	9	19
Gain on sale of discontinued operations, net of tax of $41	66	—	66	—

Total earnings from discontinued operations	74	9	75	19

EARNINGS FROM CONTINUING OPERATIONS	38	53	67	357
Minority interest and equity in net (loss) earnings of affiliates	(2)	(1)	(4)	2

EARNINGS FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST AND EQUITY
IN NET EARNINGS OF AFFILIATES	40	54	71	355
Income tax expense (benefit)	16	20	30	(169)

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	56	74	101	186
Interest expense, net	27	71	90	222

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	83	145	191	408

Adjustments to remove items impacting comparability:
Chapter 11 related reorganization items	$1	$1	$4	$28
Asbestos litigation recoveries – Owens Corning	—	(10)	—	(13)
Restructuring cost and other (credits)	(1)	— (a)	(3)	(35	)(a)
OCV Reinforcements transaction costs	3	4	21	4
Loss related to the exit of our HOMExperts service line	—	—	7	—
Asset impairments	11	—	11	—
Employee emergence equity program	8	—	28	—

Total adjustments to remove comparability items:	22	(5)	68	(16)
ADJUSTED EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	$105	$140	$259	$392

(a)	Includes $10 million and $45 million of gains on the sale of metal used in certain production tooling in the three months ended September 30, 2006 and the nine months ended September 30, 2006, respectively.

Adjusted earnings from continuing operations before interest and taxes in the third quarter of 2007 decreased $35 million compared to the third quarter of 2006. This decrease was primarily due to lower sales, and an increase in idle facility costs, as the decline in the North American new residential construction market impacted demand for building materials products, offset partially by lower selling, general and administrative costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the first nine months of 2007, adjusted earnings from continuing operations before interest and taxes declined $133 million compared to the first nine months of 2006. This decline was primarily the result of lower sales in our Insulating Systems and Roofing and Asphalt segments, driven by the weakening in the North American new housing construction market and the absence of storm related demand for our residential roofing products. In addition, our manufacturing efficiencies declined as we reduced production in response to weaker demand for our building materials products.

Our emergence from bankruptcy also affected earnings from continuing operations before interest and taxes in the third quarter and the first nine months of 2007 due to the impact of fresh-start accounting. The effect of fresh-start accounting increased earnings from continuing operations before interest and taxes by approximately $3 million, and $7 million, respectively for the third quarter and first nine months of 2007. The increase was primarily due to reduced pension expense, partially offset by increased depreciation and amortization, and other post-employment benefits expense.

NET SALES

Net sales in the third quarter of 2007 decreased 8.5% compared to the third quarter of 2006. New housing construction in the United States, as measured by housing starts reported by the United States Census Bureau, decreased 24% in the third quarter of 2007 compared to the third quarter of 2006. As a result, demand for many of our building materials products declined significantly. In addition, the decreased demand for certain products created downward pressure on prices. The combination of decreased volume and price in our building materials segments was partially offset by an increase in sales in our Composites Solutions segment, primarily due to increased volume.

Net sales for the first nine months of 2007 declined by 11.4% compared to the first nine months of 2006. The decline was primarily in our building materials businesses as our volumes declined in response to significant decreases in new residential construction in the United States. The decline in volume also impacted prices for certain products in our building materials businesses. The impact of volume and price declines in our building materials businesses and our exit from our HOMExperts service line during the fourth quarter of 2006 were the primary reasons for our sales decline. Partially offsetting this decline were increases in volume and price in our Composite Solutions segment, additional sales related to our acquisition of a European manufactured stone producer in September 2006, and increases related to favorable foreign currency exchange rates.

Sales outside the United States represented 28% and 27% of total sales for the third quarter and the first nine months of 2007 respectively, compared to 23% and 21% for 2006. The increase is due to lower sales of building materials products in the United States in 2007 combined with increased sales of Composite Solutions products in Europe, Latin America and Asia, and increased European sales of manufactured stone veneer products.

GROSS MARGIN

Gross margin as a percent of sales for the third quarter of 2007 decreased by 2.9 percentage points compared to third quarter of 2006. The decline was primarily due to lower sales volume and price erosion in our Insulating Systems and Roofing and Asphalt segments, along with increased idle facility costs in those segments and asset impairments recorded in conjunction with the integration of manufacturing facilities associated with our acquisition of the Saint-Gobain Group’s Reinforcement and Composites business. Partially offsetting these cost increases was a decline in the expense for valuing inventory using the last-in-first-out method of $11 million. In addition, the adoption of fresh-start accounting increased our gross margin in 2007 by approximately $2 million primarily due to decreased pension expense, partially offset by increased depreciation, amortization and other post employment benefits expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Gross margin as a percent of sales for the first nine months of 2007 declined 2.0 percentage points compared to the first nine months of 2006. The decrease was the result of volume and price declines in the Insulating Systems and Roofing and Asphalt segments, and increased material, energy, labor, and idle facility costs. Partially offsetting these cost increases was a decline in the expense for valuing inventory using the last-in-first-out method of $31 million. Additionally, the adoption of fresh-start accounting increased gross margin in 2007 by approximately $5 million, due to lower pension expense partially offset by increased depreciation, amortization and other post employment benefits expense.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses declined 22% and 3% for the quarter and nine months ended September 30, 2007, respectively, compared to 2006. For the third quarter, the decline was primarily due to a decrease in performance based compensation expense of approximately $23 million compared to 2006, as adverse market conditions negatively impacted our ability to achieve performance goals, and, accordingly we made a year-to-date adjustment to our accrual for performance based compensation to reflect the reduction in our estimated expense for 2007. The adoption of fresh-start accounting decreased marketing and administrative expenses by approximately $3 million in the third quarter of 2007 primarily due to lower pension and depreciation expense.

For the nine months ended September 30, 2007, the decline in marketing and administrative expenses was also due primarily to decreased performance based compensation expense, which totaled $25 million, offset in part by approximately $21 million of expense in the first nine months of 2007 compared to approximately $4 million in 2006 for costs incurred on the proposed acquisition of the Saint-Gobain Group’s composites business. In addition, the adoption of fresh-start accounting decreased marketing and administrative expenses by approximately $9 million in the first nine months of 2007 primarily due to lower pension and depreciation expense.

EMPLOYEE EMERGENCE EQUITY PROGRAM

Compensation expense related to the employee emergence equity program reduced earnings from continuing operations before interest and taxes by $8 million in the third quarter of 2007 and $28 million in the first nine months of 2007. This program is expected to reduce 2007 annual earnings from continuing operations before interest and taxes by approximately $35 million.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

The decrease in earnings from continuing operations before interest and taxes for the three months ended September 30, 2007 compared to 2006 was primarily due to lower sales and decreased capacity utilization in our building materials businesses, offset partially by lower marketing and administrative costs. In addition, earnings from continuing operations before interest and taxes for the three months ended September 30, 2007 compared to September 30, 2006 were impacted by:

•	The adoption of fresh-start accounting improved earnings before interest and taxes for the third quarter of 2007 by approximately $3 million as compared to the Predecessor third quarter.

•

Gains were recorded in the Consolidated Statement of Income (Loss) under the caption gain on sales of fixed assets and other to reflect the disposal of a certain amount of one alloy metal and the purchase of another type of alloy metal at an equal dollar amount, resulting in no impact to cash. This disposal and purchase was made to take advantage of favorable market conditions by changing the ratio of metals comprising an alloy used in certain production tooling. As a result, the Company recorded a gain of approximately $10 million in the third quarter of 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•

In the third quarter ended September 30, 2006 a restructuring activity was taken in Composite Solutions as part of an initiative to reduce its operating cost. The restructuring charge amounted to approximately $10 million and primarily relates to employee severance.

•	The inclusion of $10 million for asbestos related insurance recoveries in earnings from operations before interest and taxes for the three months ended September 30, 2006, included.

The decrease in earnings from continuing operations before interest and taxes for the first nine months of 2007 compared to 2006 was primarily due to lower sales combined with higher raw materials, energy, labor, and idle facility costs that combined to create margin compression in our building materials businesses. In addition, earnings from continuing operations before interest and taxes for the first nine months of 2007 as compared to 2006 were impacted by:

•	The adoption of fresh-start accounting improved earnings before interest and taxes for the first nine months of 2007 by approximately $7 million as compared to the predecessor period.

•	A decrease in Chapter 11-related reorganization items of $24 million compared to a year ago, primarily resulting from decreased professional fees, partially offset by lower investment income.

•

The ratio of metals comprising an alloy used in certain production tooling was changed to take advantage of favorable market conditions. As a result, the Company disposed of a certain amount of one metal and purchased an equal dollar amount of another during the first nine months of 2006, which resulted in a gain of approximately $45 million.

•

During 2006, we finalized our recoveries of insurance proceeds related to the July, 2005 flood of our Taloja, India manufacturing facility. As a result we recorded in the Consolidated Statement of Income (Loss) under the caption gain on sale of fixed assets and other, $2 million in gains on the replacement of equipment and $18 million related to the business interruption losses and other expenses (primarily attributable to the last half of 2005 and the first quarter of 2006).

•

In the third quarter ended September 30, 2006, restructuring actions were taken in Composite Solutions as part of an initiative to reduce its operating cost. The restructuring charge amounted to approximately $10 million and primarily relates to employee severance.

•	The inclusion of $13 million for asbestos related insurance recoveries in earnings from operations before interest and taxes for the nine months ended September 30, 2006, included.

INTEREST EXPENSE

Net interest expense for the three months ended September 30, 2007 reflects the cost of financing obtained following our emergence from bankruptcy, primarily interest on $1.2 billion of senior notes, the borrowing under a delayed-draw senior term loan facility, and borrowings under our revolving credit facility. Net interest expense for 2006 included expenses of $63 million with respect to OCD’s pre-petition credit facility, relating to post-petition interest and certain other fees, and $10 million for interest on certain unsecured trade claims against Debtors other than OCD.

Interest expense for the first nine months of 2007 is primarily the result of the new financing put into place upon our emergence from bankruptcy whereas interest expense for the first nine months of 2006 related primarily to post petition interest and other fees on OCD’s pre-petition credit facility and interest on certain unsecured trade claims against Debtors other than OCD.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME TAX EXPENSE

Income tax expense from continuing operations for the three months ended September 30, 2007 was $16 million, which represents a 29% effective tax rate. The difference between the 29% effective rate and the Federal statutory tax rate of 35% was primarily due to the effect of tax savings resulting from various initiatives implemented in 2006 and 2007.

The income tax expense from continuing operations for the three months ended September 30, 2006 was $20 million, which represented a 27% effective tax rate. The difference between the 27% effective rate and the Federal statutory tax rate of 35% was primarily the result of the reduction of tax reserves upon settlement of an audit.

Income tax expense for the first nine months of 2007 was $30 million, which represents a 30% effective tax rate. The difference between the 30% effective rate and the Federal statutory tax rate of 35% was, again, primarily due to the effect of tax savings resulting from various initiatives implemented in 2006 and 2007.

The income tax benefit for the first nine months of 2006 was $169 million, which represented a negative 91% effective tax rate. The difference between the negative 91% effective rate and the Federal statutory tax rate of 35% was primarily the result of the reduction of a previously established tax valuation allowance, which adjusted the income tax benefit associated with prior charges taken for asbestos-related liabilities, to the amounts expected to be realized.

DISCONTINUED OPERATIONS

In August 2007, the Company completed the sale of its Siding Solutions business, a component of its Other Building Materials and Services segment, for net proceeds of approximately $368 million. The Company recognized a pretax gain of $122 million on the sale. This gain is included in the gain on sale of discontinued operations on the Consolidated Statement of Earnings. The divested business includes the Norandex/Reynolds distribution business and three siding manufacturing facilities. The results of operations for the Siding Solutions business were reported within discontinued operations in the accompanying Consolidated Statements of Earnings, and prior period Consolidated Statements of Earnings have been recast. The prior period Consolidated Balance Sheets and Consolidated Cash Flow Statement have not been recast.

In September 2007, the Company completed the sale of its Fabwel unit, a component of its Composite Solutions segment for approximately $57 million in net proceeds. The Company recognized a pretax loss of $15 million on the sale, which is included in the gain on the sale of discontinued operations on the Consolidated Statements of Earnings. The results of operations for Fabwel are reported within discontinued operations in the accompanying Consolidated Statements of Earnings, and prior period Consolidated Statements of Earnings have been recast. The prior period Consolidated Balance Sheet and Consolidated Cash Flow statement have not been recast.

Earnings from discontinued operations for the three months ended September 30, 2007, were $8 million compared to $9 million for 2006.

Earnings from discontinued operations for the nine months ended September 30, 2007, were $9 million compared to $19 million for the same period of 2006. The primary reason for the decrease was a pretax loss totaling $12 million recorded in the second quarter of 2007 related to the strategic review of these businesses.

NET EARNINGS

Due to the items discussed above, net earnings for the three months ended September 30, 2007, were $112 million and were $62 million for the same period of 2006, and net earnings for the first nine months of 2007 were $142 million, and were $376 million for the first nine months of 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Segment Results

The Company’s business operations fall within two general product categories, building materials and composites. The Company has determined (a) that the operating segments comprising the building materials product category be aggregated into three reportable segments: (1) Insulating Systems; (2) Roofing and Asphalt; and (3) Other Building Materials and Services, and (b) that the operating segments comprising the composites product category are in a single reportable segment: Composite Solutions.

Earnings (loss) from continuing operations before interest and taxes by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses such as general corporate expenses or income, and certain other expense or income items are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in earnings (loss) from continuing operations before interest and taxes for the Company’s reportable segments and are included in the Corporate, Other and Eliminations category, which is presented following the discussion of our reportable segments.

Insulating Systems

The table below provides a summary of sales, earnings from continuing operations before interest and taxes, and depreciation and amortization expense for the Insulating Systems segment (in millions).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$462	$529	$1,322	$1,570

% change from prior years	(12.7)%	5.4%	(15.8)%	11.1%
% of total reportable segments	35.1%	36.8%	34.7%	36.5%

Earnings from continuing operations before interest and taxes	$42	$125	$137	$359

EBIT as a % of sales	9.1%	23.6%	10.4%	22.9%
% of total reportable segments	45.7%	66.1%	50.6%	63.9%
Depreciation and amortization	$33	$20	$94	$58

NET SALES

Net sales for the third quarter of 2007 were $462 million, a 12.7% decrease from 2006. The downturn in new residential construction in the United States has had a significant impact on demand for our residential insulation products. During the third quarter we began to experience weakness in some of our commercial and industrial markets as well. Decreases in sales volume accounted for approximately two-thirds of the decline in our third quarter sales compared to 2006, with the remainder due to declines in prices for certain products.

During the first nine months of 2007, sales declined by $248 million compared to 2006. The decrease of 15.8% from 2006 was the result of weakened demand for our products in 2007 compared to the corresponding period of 2006, during which new residential construction was relatively strong. Approximately three-fourths of the decline in sales was due to unfavorable volume and product mix, and the remainder of the decline was due to price erosion on certain products due to competitive pressure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

Earnings from continuing operations before interest and taxes for the third quarter were $42 million, a 66.4% decrease from 2006. Declines in sales volume and price combined to decrease earnings from continuing operations before interest and taxes by an estimated $40 million compared to 2006. Idle facility costs, the result of producing lower volumes, decreased earnings by approximately $20 million. The adoption of fresh-start accounting upon our emergence from bankruptcy had a negative impact on earnings from continuing operations before interest and taxes for the third quarter of 2007 of approximately $11 million, related primarily to increased depreciation and amortization costs.

For the first nine months of 2007, earnings from continuing operations before interest and taxes decreased $222 million from 2006. Decreases in sales volume and declines in price combined to decrease earnings by an estimated $120 million, and idle facility costs decreased earnings by an estimated $50 million. The adoption of fresh-start accounting upon our emergence from bankruptcy had a negative impact on earnings before interest and taxes for the first nine months of 2007 of approximately $32 million, related primarily to increased depreciation and amortization costs.

Roofing and Asphalt

The table below provides a summary of sales, earnings from continuing operations before interest and taxes, and depreciation and amortization expense for the Roofing and Asphalt segment (in millions).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$379	$458	$1,099	$1,420

% change from prior years	(17.2)%	1.1%	(22.6)%	8.1%
% of total reportable segments	28.8%	31.9%	28.9%	33.0%

Earnings from continuing operations before interest and taxes	$15	$20	$36	$97

EBIT as a % of sales	4.0%	4.4%	3.3%	6.8%
% of total reportable segments	16.3%	10.6%	13.3%	17.3%
Depreciation and amortization	$10	$8	$30	$24

NET SALES

Net sales for the third quarter of 2007 decreased 17.2% from the same period in 2006. The decline in new residential construction in the United States combined with the absence of significant storm related demand had a negative impact on the sales of our residential roofing products during the third quarter. Approximately three-fourths of the decrease in sales in 2007 was the result of declines in volume, with the remainder of the decrease due to declines in price.

For the nine months ended September 30, 2007, net sales declined 22.6% from the same period last year principally due to a decline in sales volume. The decline in new residential construction in the United States, the absence of significant storm related demand and adverse weather conditions in certain regions of the country significantly impacted the demand for our products.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

Earnings from continuing operations before interest and taxes for the third quarter were $15 million, a decrease of 25.0% from 2006. The declines in sales volume and price during the quarter negatively impacted earnings by approximately $10 million. Offsetting these factors was a decline in the cost of raw materials that positively impacted earnings.

For the nine months ended September 30, 2007, earnings from continuing operations before interest and taxes were $36 million, a decrease of 62.8% from 2006. Volume reductions resulting from a decline in storm related demand, and the slowdown in new residential construction, combined with slight declines in price, negatively impacted 2007 earnings by approximately $50 million. In addition, earnings from continuing operations before interest and taxes for the first nine months of 2007 were negatively impacted by approximately $3 million of expense resulting from the adoption of fresh-start accounting.

Other Building Materials and Services

Financial results and the discussion thereof for this segment have been revised due to the sale of the Siding Solutions business during the third quarter of 2007. This segment is now comprised of our Masonry Products business and our Construction Services business.

The table below provides a summary of sales, earnings from continuing operations before interest and taxes, and depreciation and amortization expense for the Other Building Materials and Services segment (in millions).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$78	$97	$234	$285

% change from prior years	(19.6)%	11.5%	(17.9)%	26.7%
% of total reportable segments	5.9%	6.8%	6.1%	6.6%

Earnings from continuing operations before interest and taxes	$6	$—	$18	$2

EBIT as a % of sales	7.7%	—%	7.7%	0.7%
% of total reportable segments	6.5%	—%	6.6%	0.4%
Depreciation and amortization	$3	$2	$8	$8

NET SALES

Net sales for the third quarter totaled $78 million, a 19.6% decline from the corresponding period of 2006. The primary reason for this decrease was an $18 million sales decline resulting from the closure of our HOMExperts service line in the fourth quarter of 2006. Sales in our Masonry Products business increased in 2007 due to the inclusion of sales from our acquisition of the Modulo™/ParMur Group during the third quarter of 2006. This increase was offset by declines in volume in the remainder of our Masonry Products business.

For the nine months ended September 30, 2007, net sales were $234 million, a decrease of 17.9% from 2006. The closure of our HOMExperts service line in the fourth quarter of 2006 negatively impacted 2007 sales by $60 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2007 sales in our Masonry Products business were positively impacted by the inclusion of approximately $24 million in sales from our acquisition of the Modulo™/ParMur Group during the third quarter of 2006. This increase was partially offset by declines in volume in the remainder of our Masonry Products business.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

Earnings from continuing operations before interest and taxes for the third quarter increased $6 million compared to the third quarter of 2006. The increase was almost entirely due to the closure of our HOMExperts service line in the fourth quarter of 2006.

For the nine months ended September 30, 2007, earnings from continuing operations before interest and taxes were $18 million, an increase of $16 million from 2006. The closure of our HOMExperts service line increased earnings by $11 million compared with the prior year. In addition, manufacturing productivity improvements at our Masonry Products facilities positively impacted earnings.

Composite Solutions

Financial results and the discussion thereof for this segment have been revised due to the sale of our Fabwel unit during the third quarter of 2007.

The table below provides a summary of sales, earnings from continuing operations before interest and taxes, and depreciation and amortization expense for the Composite Solutions segment (in millions).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$397	$353	$1,152	$1,028

% change from prior years	12.5%	11.7%	12.1%	7.8%
% of total reportable segments	30.2%	24.6%	30.3%	23.9%

Earnings before interest and taxes	$29	$44	$80	$104

EBIT as a % of sales	7.3%	12.5%	6.9%	10.1%
% of total reportable segments	31.5%	23.3%	29.5%	18.5%
Depreciation and amortization	$19	$19	$74	$63

NET SALES

Net sales for the three months ended September 30, 2007 were $397 million, a 12.5% increase from the corresponding period of 2006. While demand for North American building related products was down compared to a year ago, we did experience moderate growth in many of our markets that drove an increase in sales volume during the third quarter. The volume increases were responsible for approximately $30 million of the increase in sales. Sales were also positively impacted by approximately $10 million due to the effects of translating sales denominated in foreign currencies into U.S. dollars. The remainder of the increase in sales was due to price increases.

Net sales for the nine months ended September 30, 2007 were $1.15 billion, an increase of 12.1% from the same period of 2006. Year over year increases in volume increased sales by approximately $70 million compared to 2006. In addition, the effect of translating sales denominated in foreign currencies into U.S. dollars increased sales by approximately $30 million. The remainder of the increase in sales was due to increased prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

Earnings from continuing operations before interest and taxes decreased by $15 million for the third quarter of 2007, a 34.1% decrease from the third quarter of 2006. Earnings from continuing operations before interest and taxes for the third quarter of 2006 included a gain of $10 million on the sale of metal used in certain production tooling, a gain of $12 million on insurance recoveries related to a July 2005 flood at our Taloja, India production facility and $2 million of flood related expense. Excluding these items, 2007 earnings from continuing operations before interest and taxes increased by $5 million compared to 2006.

For the first nine months of 2007, earnings from continuing operations before interest and taxes were $80 million, a 23.1% decrease from the corresponding period of 2006. Earnings from continuing operations before interest and taxes for the first nine months of 2006 included a gain of $45 million on the sale of metal used in certain production tooling, and a gain of $20 million on insurance recoveries related to the flood at our Taloja, India production facility. The first nine months of 2006 also included $12 million of expense associated with downtime at our Taloja, India facility for repair of flood damage and expansion. Excluding these items, 2007 earnings from continuing operations before interest and taxes increased by $29 million compared to 2006, the increase is primarily due to the impact of improved pricing of approximately $20 million. Earnings before interest and taxes for the nine months ended September 30, 2007 were negatively impacted by approximately $4 million resulting from the adoption of fresh-start accounting.

Corporate, Other and Eliminations

Financial results and the discussion thereof for this segment have been revised due to the sale of the Siding Solutions business and our Fabwel unit during the third quarter of 2007. The loss from continuing operations has been restated for the nine months ended September 30, 2007, and both periods presented for 2006 to include corporate expenses that were previously allocated to Siding Solutions and Fabwel. The expenses totaled approximately $4 million for the three months ended September 30, 2007, approximately $15 million for the nine months ended September 30, 2007, approximately $5 million for the three months ended September 30, 2006, and approximately $16 million for the nine months ended September 30, 2006.

The table below provides a summary of loss from continuing operations before interest and taxes and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions).

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Chapter 11-related reorganization items	$(1)	$(1)	$(4)	$(28)
Asbestos litigation recoveries – Owens Corning		10	—	13
Restructuring (costs) credits	1	(10)	3	(10)
OCV Reinforcements transaction costs	(3)	(4)	(21)	(4)
Gain (loss) resulting from exiting HOMExperts service line	—	—	(7)	—
Asset impairments	(11)	—	(11)	—
Employee emergence equity expense	(8)	—	(28)	—
General corporate (expense) income	13	(39)	(12)	(125)

Loss from continuing operations before interest and taxes	$(9)	$(44)	$(80)	$(154)

Depreciation and amortization	$16	$8	$28	$24

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

The impact of adopting fresh-start accounting on general corporate expense was a reduction of $17 million for the third quarter of 2007, primarily due to reduced charges for non-service related pension expense.

Excluding the impact of adopting fresh-start accounting described above, general corporate expense decreased by $35 million in the three months ended September 30, 2007 compared to 2006. This improvement is due to a decrease in the charge for valuing inventories using the Last-In-First-Out (LIFO) accounting method of approximately $11 million, and decreased performance based compensation expense totaling $27 million.

The impact of adopting fresh-start accounting on general corporate expense was a reduction in the loss from continuing operations before interest and taxes for the first nine months of 2007 totaling approximately $48 million, primarily due to reduced charges for non-service related pension expense and lower depreciation and amortization expense. Excluding the impact of adopting fresh-start accounting as described above, general corporate expense for the first nine months of 2007 decreased by $65 million from the corresponding period in 2006. This decline was the result of a decrease of approximately $31 million in the charge for valuing inventories using the LIFO accounting method, decreased performance based compensation expense totaling approximately $25 million, and the inclusion of a $9 million charge in 2006 results for losses related to a mark to market adjustment on energy related derivative instruments.

Recent Developments

In July of 2007, the Company announced that it had converted its previously announced joint venture agreement with Saint-Gobain into an acquisition. On October 31, 2007 we completed this acquisition for $640 million in cash. The acquired business comprises 20 manufacturing plants, which include 12 glass fiber reinforcements plants, 6 fabrics plants and 2 plants that produce both reinforcements and fabrics. Under prior ownership, the acquired business leased certain metals used in its production tooling. In the near term, Owens Corning expects to continue the leasing of such metals.

The Company announced its plans to divest its facilities in Battice, Belgium; Birkeland, Norway; and assets located in Huntingdon, Pennsylvania to address regulatory concerns associated with the acquisition of Saint-Gobain’s Reinforcement and Composites business. The sale of assets located in Huntingdon, Pennsylvania was completed during October 2007. The remaining divestiture is still pending.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our revolving credit facility, will provide sufficient liquidity to allow our Company to meet our cash requirements over both the short and long term. Our anticipated uses of cash include capital expenditures, working capital needs and contractual obligations. On an ongoing basis, the Company will evaluate and consider repurchasing shares of the Company’s equity as well as strategic acquisitions, divestitures, joint ventures and other transactions to create value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash flows

The following table presents a summary of our cash flows (in millions):

	Successor	Predecessor
	Nine Months Ended September 30,
	2007	2006
Cash balance	$450	$1,465
Cash provided by (used for) operations	$(39)	$244
Cash provided by (used for) investing activities	$239	$(252)
Cash used for financing activities	$(848)	$(91)
Unused committed credit lines	$908	$88

Operating Activities: For the nine months ended September 30, 2007, cash flow used for operations was $39 million, as compared to $244 million of cash provided by operations for the same period in 2006. This increase in cash used for operations was primarily driven by lower earnings, increased pension contributions, and higher accounts receivable levels.

Investing Activities: The increase of $491 million in our cash flow from investing activities during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, was primarily due to $437 million in net proceeds from the sale of our Siding Solutions business and Fabwel unit, and our interest in Owens Corning South Africa (Pty) Ltd.

Financing Activities: The $757 million increase in cash used for financing in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, was primarily due to the funding of the final payment to the 524(g) Trust on January 4, 2007, partially offset by $600 million borrowed under the delayed-draw senior term loan facility.

Debt

At September 30, 2007, we had $1.856 billion of short-term and long-term debt, compared to $2.736 billion of short-term and long-term debt at December 31, 2006. The Company’s debt at the end of 2006 included a note payable to the 524(g) Trust of $1.390 billion, which was paid in full on January 4, 2007. A portion of that payment was funded by borrowings of $600 million under the Company’s delayed draw senior term loan facility.

2007 Investments

Capital Expenditures: Capital expenditures in maintenance and improving existing operations are forecasted to total between $270 million and $290 million in 2007. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses and invest in them when they meet our strategic and financial criteria.

Share Repurchase Program: On February 21, 2007, the Company announced that its Board of Directors had approved a stock buy-back program under which the Company is authorized to repurchase up to 5% (6,537,292 shares) of the Company’s outstanding common stock. Stock may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion. During the nine months ended September 30, 2007, there were no repurchases of stock under the share repurchase program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

United States Federal Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash to the 524(g) Trust in January 2007, Owens Corning generated a significant U.S. Federal tax net operating loss. The Company anticipates that it will have net operating loss carry forwards at December 31, 2007 of $3.0 billion. Based on current estimates, the Company believes that its cash taxes will be about 10 to 15 percent of pre-tax income for the next five to seven years.

Pension contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $117 million to the plans during the nine months ended September 30, 2007. The Company expects to contribute approximately $120 million in cash to its pension plans during 2007. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws and market conditions.

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

Off balance sheet arrangements

The Company has entered into limited off balance sheet arrangements, as defined under Securities and Exchange Commission rules, in the ordinary course of business. These arrangements include guarantees with respect to unconsolidated affiliates and other entities. In addition, the Company has a limited amount of unrecorded contingent payment obligations under acquisition purchase agreements which are not material. There were no material changes to these arrangements in the nine months ended September 30, 2007, and the Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by OSHA. In the nine months ended September 30, 2007, our RIR improved approximately 19% over our December 31, 2006 rate.

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

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At September 30, 2007, we had environmental remediation liabilities as a PRP at 41 sites. Our environmental liabilities at 23 of these sites will be resolved pursuant to the terms of the Plan and will be paid out of the Non-Tax Bankruptcy Reserve. At the other 18 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2007, our reserve for such liabilities was $8 million, of which $4 million is recorded in the Non-Tax Bankruptcy Reserve as discussed in Note 19. We will continue to review our environmental reserve and make such adjustments as appropriate.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” “will,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the statements. Many important factors could influence possible differences including:

•	our legal restructuring;

•	competitive factors;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	pricing pressures;

•	availability and cost of energy and materials;

•	construction activity;

•	interest rate movements;

•	issues involving implementation of new business systems;

•	issues involving implementation of planned acquisitions/divestitures/ventures;

•	achievement of expected cost reductions and/or productivity improvements;

•	general economic and political conditions, including new legislation;

•	overall global economic environment;

•	foreign exchange fluctuations;

•	the success of research and development activities;

•	weather conditions;

•	issues associated with our international operations;

•	difficulties or delays in manufacturing; and

•	labor disputes.

All forward-looking statements in this report should be considered in the context of the risk and other factors described above and as detailed from time to time in the Company’s Securities and Exchange Commission filings. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Please refer to the Company’s 2006 annual report on Form 10-K for the Company’s quantitative and qualitative disclosures about market risk.

ITEM. 4    CONTROLS AND PROCEDURES

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

PART II

ITEM 1.    LEGAL PROCEEDINGS

On or about September 2, 2003, certain of the directors and officers of Owens Corning Sales, LLC (formerly known as Owens Corning) (“OCD”) were named as defendants in a lawsuit captioned Kensington International Limited, et al. v. Glen Hiner, et al. in the Supreme Court of the State of New York, County of New York. OCD is not named in the lawsuit. The suit, which was brought by Kensington International Limited and Springfield Associates, LLC, two assignees of lenders under OCD’s pre-petition credit facility, alleged causes of action (1) against all defendants for breach of fiduciary duty and (2) against certain defendants for fraud in connection with certain loans made under the pre-petition credit facility. The complaint sought an unspecified amount of damages. On February 7, 2005, all defendants filed a joint motion to dismiss. A hearing on the motion to dismiss was held on May 2, 2005 and the motion to dismiss was granted by the United States Bankruptcy Court for the District of Delaware on August 22, 2006. On October 20, 2006, the New York court entered an order and judgment dismissing the New York complaint in its entirety and on November 22, 2006, the plaintiffs filed an appeal of the order and judgment with the First Department of the New York Supreme Court, Appellate Division. On May 31, 2007, the Supreme Court, Appellate Division, dismissed plaintiffs’ appeal. The Court ruled that as a result of distributions made under OCD’s plan of reorganization, the plaintiffs no longer have a claim for damages and accordingly, their claim is moot. On July 11, 2007, plaintiffs filed a Notice of Motion For Permission To Appeal to the Court of Appeals of the State of New York. On October 11, 2007, the Court of Appeals of the State of New York denied the plaintiff’s motion.

On September 1, 2006, various members of OCD’s Investment Review Committee were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor OCD is named in the lawsuit but such individuals would have a contingent indemnification claim against OCD. The suit, brought by former employees of OCD, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with investments in an OCD company common stock fund. A motion to dismiss was filed on behalf on the defendants on March 5, 2007.

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

On July 20, 2007 the Company was informally notified by the New Jersey Department of Environmental Protection (the “NJDEP”) that the NJDEP intends to assert that Owens Corning’s Kearny, New Jersey asphalt manufacturing plant periodically violated the New Jersey Air Pollution Control Act during the period of 2002 – 2006. NJDEP had indicated in the notification that they planned to seek $573,000 in fines and penalties for these alleged violations. During the quarter, the Company reached a verbal agreement with the NJDEP that the fines and penalties would be settled for approximately $400,000.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s 2006 annual report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
July 1-31, 2007	—	$—	—	6,537,292
August 1-31, 2007	—	—	—	6,537,292
September 1-30, 2007	—	—	—	6,537,292

Total	—	$—	—

*	The Company withholds shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees. During the third quarter, no shares were withheld.
**	On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 2007.

ITEM 5.    OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.    EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	November 2, 2007	By:	/s/ Duncan J. Palmer
Duncan J. Palmer
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	November 2, 2007	By:	/s/ Ronald Ranallo
Ronald Ranallo
Vice President and Corporate
Controller

EXHIBIT INDEX

Exhibit Number	Description
2.1	Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-in-Possession (as Modified) (incorporated by reference to Exhibit 2.1 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.2	Bankruptcy Court Order Confirming the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.1 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.3	Bankruptcy Court Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.2 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.4	District Court Order Affirming the Bankruptcy Court’s Order Confirming the Sixth Amended Joint Plan of Reorganization (as Modified) and Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.3 of Owens Corning Sales, LLC’s current report on Form 8-K (file No. 1-3660), filed September 29, 2006).

2.6	Purchase Agreement, dated as of July 26, 2007, by and between Owens Corning, Société de Participations Financières et Industrielles S.A.S. and certain other parties named therein (incorporated by reference to Exhibit 10.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed August 1, 2007).

2.7	Purchase Agreement, dated as of July 17, 2007, among Owens Corning, Owens Corning Holdings Company, CertainTeed Corporation and Saint-Gobain Delaware Corporation (filed herewith).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 of Owens Corning’s current report on Form 8-K (file No. 1-33100), filed November 2, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.1	Indenture, dated as of October 31, 2006, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.2	First Supplemental Indenture, dated as of April 13, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to exhibit 4.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed April 13, 2007).

4.3	Registration Rights Agreement, dated as of October 31, 2006, by and among Owens Corning, each of the guarantors named therein, Citigroup Global Markets Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.2 of Owens Corning’s current report on Form 8-K (File no. 1-33100), filed November 2, 2006).

4.4	Credit Agreement, dated as of October 31, 2006, by and among Owens Corning, the lenders referred to therein, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.5	Joinder Agreement, dated as of April 13, 2007, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 99.1 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed April 13, 2007).

EXHIBIT INDEX

Exhibit Number	Description
4.6	First Amendment to Credit Agreement, dated as of August 2, 2007 (incorporated by reference to Exhibit 10.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed August 15, 2007).

10.1	Purchase Agreement, dated as of July 26, 2007, by and between Owens Corning, Société de Participations Financières et Industrielles S.A.S. and certain other parties named therein (incorporated by reference to Exhibit 10.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed August 1, 2007).

10.2	Termination and Release Agreement, dated as of July 26, 2007, by and among Owens Corning, Owens Corning Composite Coöperatief U.A., Société de Participations Financières et Industrielles S.A.S. and Ondatra S.A.S. (incorporated by reference to Exhibit 10.2 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed August 1, 2007).

10.3	Offer Letter from Owens Corning to Duncan Palmer, dated as of August 15, 2007 (filed herewith).

10.4	First Amendment to Credit Agreement, dated as of August 2, 2007 (incorporated by reference to Exhibit 10.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed August 15, 2007).

10.5	Purchase Agreement, dated as of July 17, 2007, among Owens Corning, Owens Corning Holdings Company, CertainTeed Corporation and Saint-Gobain Delaware Corporation (filed herewith as Exhibit 2.7)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.1	Subsidiaries of Owens Corning (filed herewith).