Form 10-K
period 2007-12-31
Owens Corning
filed 2008-02-27
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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
Series A Warrants
Series B Warrants

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

On June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of $0.01 par value common stock (the voting stock of the registrant) held by non-affiliates (assuming for purposes of this computation only that the registrant had no affiliates) was $4,398.5 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 22, 2008, there were outstanding 131,662,806 shares of registrant’s $0.01 par value common stock.

(i)

(ii)

PART I

ITEM 1.	BUSINESS

OVERVIEW

Owens Corning, a global company incorporated in Delaware, is headquartered in Toledo, Ohio, and is a leading global producer of residential and commercial building materials and glass fiber reinforcements and other similar materials for composite systems. Unless the context indicates otherwise, the terms “Owens Corning,” “Company,” “Successor,” “we” and “our” in this report refer to Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) and its subsidiaries. We operate within two general product categories: building materials, which includes our Insulating Systems, Roofing and Asphalt, and Other Building Materials and Services reportable segments, and composites, which includes our Composite Solutions reportable segment. These segments comprised approximately 34%, 27%, 6%, and 33% of our total net sales, respectively, in fiscal 2007. Through our building materials product category, we manufacture and sell products primarily in the United States, Canada, Europe and Latin America, and through our composites product category, we manufacture and sell products worldwide. We maintain leading market positions in both of our major product categories.

On October 5, 2000 (the “Petition Date”), our Predecessor company, Owens Corning Sales, LLC (formerly known as Owens Corning) (“OCD”) and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“USBC”) to resolve asbestos claims against OCD and certain of its subsidiaries and protect the long-term value of OCD’s business. The Debtors satisfied the conditions of their plan of reorganization (the “Plan”) and emerged from bankruptcy on October 31, 2006 (the “Effective Date”), with all asbestos-related liabilities resolved through such plan of reorganization. At such time, the Company became the holding company for the Owens Corning companies.

Owens Corning is the Successor issuer to OCD, which is now a wholly-owned subsidiary as a result of Owens Corning adopting a holding company organizational structure. References in the consolidated financial statements and the notes thereto to the “Successor” company and the “Predecessor” company, respectively, refer to the Company on and after November 1, 2006, and to OCD prior to such date. As required by accounting principles generally accepted in the United States, the Company adopted fresh-start accounting effective November 1, 2006. The financial statements for the periods ended October 31, 2006 and December 31, 2005 do not reflect the effect of any changes in the Company’s capital structure or changes in fair values of assets and liabilities as a result of fresh-start accounting.

References to fiscal year means the Company’s year commencing on January 1 and ending on December 31 of that year (e.g., “fiscal 2007” refers to the Successor period beginning January 1, 2007 and ending on December 31, 2007, “fiscal 2006” refers to the Predecessor period beginning January 1, 2006 and ending on October 31, 2006 combined with the Successor period beginning November 1, 2006 and ending on December 31, 2006, and “fiscal 2005” refers to the Predecessor period beginning January 1, 2005 and ending on December 31, 2005).

SEGMENT OVERVIEW

This section should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Results”.

Note 2 to the Consolidated Financial Statements contains information regarding net sales from external customers and total assets attributable to each of Owens Corning’s reportable segments and geographic regions, earnings (loss) from continuing operations before income taxes for each of Owens Corning’s reportable segments, and information concerning the dependence of our reportable segments on foreign operations, for each of the fiscal years 2007, 2006 and 2005.

ITEM 1.	BUSINESS (continued)

Building Materials

Insulating Systems

According to various industry reports and Company estimates, Owens Corning is North America’s largest producer of residential, commercial and industrial insulation, and the second-largest producer of extruded polystyrene foam insulation. Our residential insulating systems help customers conserve energy, provide improved acoustical performance and offer convenience of installation and use, making them a preferred insulating product for new home construction and remodeling. We sell our insulation products primarily to insulation installers, home centers, lumberyards, retailers and distributors. Our products are sold under well-recognized brand names and trademarks such as Owens Corning PINK FIBERGLAS® Insulation.

Demand for Owens Corning’s insulating products is driven by new residential construction, remodeling and repair activity, commercial and industrial construction activity, product substitution, increasingly stringent building codes and energy efficiency concerns. We focus our science and technology efforts on improving performance characteristics and commercializing new opportunities for thermal and acoustical insulation solutions. Our marketing efforts are designed to create demand for our products by promoting awareness of the benefits of energy efficiency through insulation, supporting enhanced building codes, and encouraging noise-control improvements, product conversions and substitutions.

Roofing and Asphalt

According to various industry reports and Company estimates, Owens Corning’s Roofing and Asphalt business is the second largest producer in the United States of asphalt roofing shingles and is the largest producer of industrial, specialty and roofing asphalts. Our products include laminate and strip shingles, as well as oxidized asphalt, which is used in our own manufacturing and sold to third-party customers for use in asphalt shingle manufacturing, commercial roofing, water proofing and industrial and specialty applications. Our flexible production capacity for producing asphalt roofing shingles has allowed us to take advantage of an industry shift toward laminate shingles in recent years. We have been able to meet the growing demand for longer lasting, aesthetically attractive laminate products with modest capital investment.

We operate a network of 14 roofing plants located in close proximity to major roofing markets, which allows us to minimize shipping and distribution costs. We sell laminate and strip roofing shingles and roofing accessories through home centers, lumberyards, retailers, distributors and contractors. We utilize asphalt products internally to manufacture residential roofing products and also sell asphalt in bulk to other roofing manufacturers. The Owens Corning brand is among the best recognized brands in the roofing and asphalt markets. Owens Corning sells packaged asphalt under the Trumbull brand to roofing contractors and distributors for built-up roofing asphalt systems and to manufacturers in a variety of other industries, including automotive, chemical, rubber and construction.

Other Building Materials and Services

Our Other Building Materials and Services segment is primarily made up of our Masonry Products business that manufactures and sells manufactured stone veneer products and our Construction Services business that provides franchised business offerings in the home remodeling market, principally basement finishing and sun room solutions.

Owens Corning is a leading manufacturer of manufactured stone veneer products, which we primarily sell under a number of brand names including Cultured Stone®, ProStoneTM, Modulo® Stone, ParMur and Langeo StoneTM. Manufactured stone veneer replicates the texture and colors of natural stone while offering improved features such as reduced weight, ease of installation and cost efficiency. Demand for manufactured stone veneer is driven

ITEM 1.	BUSINESS (continued)

by its increasing use in new residential construction and repair and remodeling activity as a result of changing consumer preferences. Our manufactured stone veneer products are sold through distributors, retailers and home centers.

Owens Corning’s Construction Services division provides specialty remodelers and homeowners with innovative service and products in the remodeling and new construction industries. Construction Services offers remodeling solutions for the home, such as Basement Finishing System™ and SunSuites™ sunrooms. The franchise model has been employed to enable the business to grow quickly, allow capital investment, and to enable the business to partner with some of the most notable remodelers in the building materials industry. Over the past seven years, the franchise business has grown from offering one product, Basement Finishing System™, in two territories to over 32 franchisees selling and installing Basement Finishing System™ and SunSuites™ Sunrooms in 107 territories throughout the United States and Canada.

Composites

Composite Solutions

According to various industry reports and Company estimates, our Composite Solutions business is a world leader in the production of glass fiber reinforcement materials used in composites. Our products are sold to customers worldwide. Our Composite Solutions business provides integral solutions to selected strategic markets and end-users, such as the automotive, transportation, industrial, infrastructure, building products and consumer markets.

Within the building and construction market, our Composite Solutions business sells glass fiber and/or glass mat directly to a small number of major shingle manufacturers, including our own roofing business. Our glass fiber is also used in tubs, showers and other related internal building components. Composite Solutions products are also used in automotive applications, including body panels, door modules, integrated front-end systems, instrument panels, chassis and underbody components and systems, pick-up truck beds and heat and noise shields. Non-automotive transportation applications include heavy truck components, rail cars, shipping containers, refrigerated containers, trailers and commercial ships. We also provide materials for use in thousands of applications within the consumer, industrial and infrastructure markets, which include sporting goods and marine applications, and are active in the wind energy market.

On November 1, 2007, the Company completed its acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses for $640 million, which included $56 million in acquired cash and the assumption of $51 million of debt, and excluded estimated transaction costs and purchase price adjustments. This acquisition, described more fully in Note 7 to the Consolidated Financial Statements, accelerates the Company’s global growth strategy by enhancing its presence in low-cost emerging markets around the world and strengthens its position as a market leader in glass reinforcements and composites.

INDUSTRY OVERVIEW

Building Materials

Demand for our building materials products is affected by the level of new residential and commercial construction, the level of repair and remodeling activity and demand from industrial markets primarily in the United States.

Changes in general economic conditions, interest rates and housing affordability contribute to the cyclicality of the residential construction industry. We believe that residential repair and remodeling and commercial and industrial activity are less cyclical than new residential construction spending. United States commercial construction spending is dependent on general economic conditions, including gross domestic product growth and new job creation.

ITEM 1.	BUSINESS (continued)

Leading economic indicators and forecasts for 2008 have indicated that the new residential construction market in the United States is continuing to weaken from the historic highs of recent years. For example: (1) according to the United States Census Bureau, privately-owned housing starts for 2007 were at a seasonally adjusted annual rate of 1.354 million, 24.8% below the 2006 rate of 1.801 million; and (2) according to the January 2008 National Association of Home Builders (“NAHB”) forecast, total housing starts in 2008 are estimated to be 1.07 million.

Demand for certain of our products is affected in part by the level of new residential construction. The decline in housing starts beginning in mid-2006 had a negative impact on our business results. Should the projected decline in 2008 housing starts materialize, we could experience a further decline in demand that could have a material negative impact on our future business results. While the Company does have certain businesses and products that are not as highly correlated with new residential construction, we cannot be certain that the revenue and income from these businesses would eliminate the decline in our results due to the forecasted residential housing construction activity.

Insulating Systems

Demand for our insulating products is mainly driven by new residential and commercial construction and residential repair and remodeling markets. We believe that a consumer’s desire to conserve energy in the face of rising energy costs and more stringent building codes will continue to drive demand for our insulating products.

Roofing and Asphalt

United States’ demand for roofing and asphalt products is generally driven by both residential repair and remodeling activity, and by the new construction markets. As a result, the residential roofing industry tends to be somewhat less cyclical than other building product categories. Each region of the United States has a different average roof life, due to seasonal weather patterns, but on average a roof needs to be replaced approximately every 19 years. Roof damage related to adverse weather, such as hurricanes and hail, can cause significant temporary spikes in demand such as we experienced in portions of 2005 and early 2006. We experienced little storm related demand in the second half of 2006 and through 2007. This lack of storm related demand, combined with general weakness in the markets for residential roofing shingles during the second half of 2006 and through 2007, negatively impacted our results during those periods as compared to the comparable prior year periods.

Other Building Materials and Services

United States’ demand for products and services offered by our Other Building Materials and Services segment is primarily driven by the residential and commercial construction and residential repair and remodeling markets. Manufactured stone veneer products have experienced solid demand driven by customer preferences, which is expected to continue as manufactured stone veneer increases its penetration into exterior and interior cladding applications. The franchising market is expected to produce opportunities for growth in this segment as homebuilders outsource certain remodeling services.

Composites

Composite Solutions

Demand for composites is driven by general global economic activity and, more specifically, by the increasing replacement of traditional materials such as aluminum, wood and steel with composites that offer lighter weight, improved strength and less corrosion in the automotive, transportation, industrial, infrastructure, building products and consumer markets. We expect growth to continue in all geographic regions where we compete. Demand will continue in the commercial, industrial and infrastructure markets driven in particular by construction and wind-energy requirements.

ITEM 1.	BUSINESS (continued)

GENERAL

Seasonality

Sales in the segments aggregated under the building materials product category tend to follow seasonal home improvement, remodeling and renovation and new construction industry patterns, although on a lagged basis for new residential construction. The peak season for home construction and remodeling in our geographic markets generally corresponds with the second and third calendar quarters. Sales levels for those segments, therefore, are typically higher during the second half of the year. Our composites business’s presence in emerging markets around the world brings balance to the Company’s revenue sources and cyclicality.

Sales and Distribution

Insulating Systems

Owens Corning sells insulating systems primarily through home centers, lumberyards, retailers and distributors, and commercial and industrial insulation through specialty distributors. Foam insulation and related products are sold primarily to distributors and retailers who resell to commercial and residential builders, remodelers and do-it-yourself customers.

Roofing and Asphalt

Owens Corning sells shingles and roofing accessories primarily through home centers, lumberyards, retailers, distributors and contractors and sells other asphalt products internally to manufacture residential roofing products and externally to other roofing manufacturers. Owens Corning also sells asphalt to roofing contractors and distributors for built-up roofing asphalt systems and to manufacturers in a variety of other industries, including automotive, chemical, rubber and construction.

Other Building Materials and Services

Manufactured stone veneer products are sold through distributors, retailers and home centers. The Construction Services division sells to speciality remodelers and homeowners.

Composite Solutions

Glass fiber materials used in composites are sold to customers worldwide. Within the building and construction market, Owens Corning sells glass fiber and/or mat directly to a small number of major shingle manufacturers, including its own roofing business.

Major Customers

Our largest customer comprised approximately 6% of our consolidated net sales and our top 10 customers accounted for approximately 22% of consolidated net sales in fiscal 2007.

With respect to individual segments, major customers were as follows:

•

Insulating Systems. One customer accounted for approximately 9% of revenues in this segment for fiscal 2007. The remainder of the top 10 customers accounted for an additional 25% of revenues in this segment for fiscal 2007.

ITEM 1.	BUSINESS (continued)

•

Roofing and Asphalt. One customer accounted for approximately 15% of revenues in this segment for fiscal 2007. The remainder of the top 10 customers accounted for an additional 34% of revenues in this segment for fiscal 2007.

•

Other Building Materials and Services. One customer accounted for 7% of revenues in this segment. The remainder of the top 10 customers accounted for an additional 30% of revenues in this segment for fiscal 2007.

•

Composite Solutions. No external customer accounted for more than 7% of the segment’s revenues in fiscal 2007. The segment’s top 10 external customers accounted for a total of approximately 25% of revenues in this segment in fiscal 2007.

Raw Materials

Our business relies heavily on certain commodities and raw materials used in our manufacturing and distribution processes, such as energy-related commodities (including natural gas), asphalt, polystyrene and diesel fuel. We consider the sources and availability of these commodities and raw materials necessary for the conduct of business in each of our segments to be adequate.

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

Including registered trademarks for the Owens Corning logo and the color PINK, Owens Corning has approximately 300 trademarks registered in the United States and approximately 1,400 trademarks registered in other countries.

We consider our patent and trademark positions to be adequate for the present conduct of business in each of our segments.

Working Capital

Owens Corning’s manufacturing operations in each operating segment are generally continuous in nature, and we warehouse much of our production prior to sale since we operate primarily with short delivery cycles.

Backlog

Our customer volume commitments are generally short-term, and we do not have a significant manufacturing backlog.

ITEM 1.	BUSINESS (continued)

Competition

We compete with manufacturers, both within and outside the United States, in the sale of glass fibers and glass fiber products, including insulation products. We also compete with other manufacturers in the sale of roofing materials, industrial asphalts and other products. Principal methods of competition include quality of products, service, location, pricing, compatibility of systems, range of products and product design features.

In the Insulating Systems segment, major competitors include CertainTeed Corporation and Johns Manville. For the Roofing and Asphalt segment, major competitors include GAF-ELK, CertainTeed Corporation and TAMKO. Our primary competitor in the Other Buildings Materials and Services segment is Eldorado Stone, LLC. Significant competitors in the Composite Solutions segment include Johns Manville and PPG Industries as well as significant global competitors based in China.

Research and Development

During the Successor’s fiscal year 2007 and two months ended December 31, 2006, and the Predecessor’s ten months ended October 31, 2006 and fiscal year 2005, Owens Corning spent approximately $63 million, $30 million, $48 million, and $56 million, respectively, for science and technology activities related to research and development. Of the amount spent by the Successor during the two months ended December 31, 2006, $21 million was a write-off of in process research and development resulting from our adoption of fresh-start accounting. Customer-sponsored research and development was not material in any of the last three fiscal years.

Environmental Control

Owens Corning is committed to complying with all environmental laws and regulations that are applicable to our operations. We are dedicated to continuous improvement in our environmental, health and safety performance.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $42 million in fiscal 2007. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

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

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2007, we had environmental remediation liabilities as a PRP at 43 sites. Our environmental liabilities at 22 of these sites will be resolved pursuant to the terms of the Plan and will be paid out of the Non-Tax Bankruptcy Reserve described in Note 23 to the Consolidated Financial Statements. At the other 21 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of

ITEM 1.	BUSINESS (continued)

remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2007, our reserve for such liabilities was $9 million, of which $4 million is recorded in the Non-Tax Bankruptcy Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

Number of Employees

As of December 31, 2007, Owens Corning had approximately 20,000 employees, including 4,500 from the reinforcements and composite fabrics businesses recently acquired from Saint-Gobain. Approximately 8,800 of such employees are subject to collective bargaining agreements. We believe that our relations with employees are good.

AVAILABILITY OF INFORMATION

Owens Corning’s website, located at www.owenscorning.com, provides information on our business and products, and assists our customers in various building projects. Owens Corning also makes available, free of charge, through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

Downturns in residential and commercial construction activity or general business conditions could materially negatively impact our business and results of operations.

Construction activity has historically been cyclical and is influenced by prevailing economic conditions, including, in particular, the level of interest rates. A portion of our products are used in the residential and commercial construction, repair and improvement markets, and demand for certain of our products is affected in part by the level of new residential construction, although typically a number of months after the change in the level of construction. Leading economic indicators and forecasts for 2008 have indicated that the new residential construction market in the United States will continue to weaken from the historic highs of recent years. For example: (1) according to the United States Census Bureau, privately-owned housing starts for 2007 were at a seasonally adjusted annual rate of 1.354 million, 24.8% below the 2006 rate of 1.801 million; and (2) according to the January 2008 National Association of Home Builders (“NAHB”) forecast, total housing starts in 2008 are estimated to be 1.07 million. While the Company does have certain businesses and products that are not as highly correlated with new residential construction, we cannot be certain that the revenue and income from these businesses would mitigate any decline in our results due to the forecasted residential housing construction activity. Other factors that may affect our business include employment levels, availability of financing, inflation, consumer confidence, demographic shifts, consumer income, and changes in federal, state and local government spending. Downturns in residential and commercial construction activity or general business conditions could materially negatively impact our business and results of operations.

Our cost-reduction projects may not result in anticipated savings in operating costs.

During our annual operations planning for 2008, we evaluated various cost-reduction projects to deliver significant savings in operating and corporate costs. These projects include capacity and headcount reductions, elimination of operating costs and reduced general corporate expenses. The majority of the projects were completed by the end of the fourth quarter 2007. These cost-reduction projects are anticipated to reduce company-wide annualized operating costs at least $100 million. Our ability to achieve the anticipated cost savings and other benefits from this initiative within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted.

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

We cannot predict weather conditions with certainty. Certain weather conditions and events could lower the demand for and impact the pricing of our products and cause our net sales and net earnings to decrease.

ITEM 1A.	RISK FACTORS (continued)

We may be exposed to increases in costs of energy, materials and transportation and reductions in availability of materials and transportation, which could reduce our margins and harm our results of operations.

Our business relies heavily on certain commodities and raw materials used in our manufacturing processes including minerals such as borates. Additionally, we spend a significant amount on inputs and services that are influenced by energy prices, such as natural gas, asphalt, a large number of chemicals and resins and transportation costs. Price increases for these inputs could raise costs and reduce our margins if we are not able to offset them either by increasing the prices of our products or by hedging where appropriate. Availability of certain of the raw materials we use has, from time to time, been limited, and our sourcing of some of these raw materials from a limited number of suppliers increases the risk of unavailability. Despite our contractual supply agreements with many of our suppliers, it is still possible that we could experience a lack of certain raw materials which could limit our ability to produce our products, thereby adversely affecting our business, financial condition and results of operations.

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

Our efforts to mitigate our exposure to metals lease cost risk may be unsuccessful.

The Company uses certain precious metals in its production tooling. A portion of the precious metals utilized in the reinforcements and composite fabrics businesses acquired from Saint-Gobain on November 1, 2007 is leased. Metal leases typically have terms varying from one month to two years and, accordingly, the financial costs of leasing are a function of the contracted financial cost at the time leases are renewed and the term of the leases. The spot and forward prices of precious metals can vary significantly, sometimes over short periods of time, and can have a significant impact on lease rates. As a result, financial lease costs can be subject to significant volatility. As an example, prices for one of the precious metals that we use increased by over 150% during the five year period ended December 31, 2007 and by a further 34% in the first seven weeks of 2008.

We attempt to mitigate this financial lease cost risk by staggering the renewals of leases over time and by managing operations to maintain flexibility in usage requirements. The Company also retains the ability to purchase precious metals and to utilize forward financial contracts or options to further mitigate this risk. If our efforts to mitigate this risk are unsuccessful, our metals lease costs could increase and our business, results of operations and financial condition could be adversely impacted.

We face significant competition in the markets we serve and we may not be able to compete successfully.

All of the markets we serve are highly competitive. We compete with manufacturers and distributors, both within and outside the United States, in the sale of insulating products and glass fiber products. We also compete with other manufacturers and distributors in the sale of roofing materials, industrial asphalts, manufactured stone veneer and other products. Principal methods of competition include quality of products, service, location, price, compatibility of systems, range of products and product design features. In some cases, we face competition from manufacturers in countries able to produce similar products at lower costs and we also face competition from the

ITEM 1A.	RISK FACTORS (continued)

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

ITEM 1A.	RISK FACTORS (continued)

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

We have recently completed our acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses, and may explore additional acquisitions in the future. If we cannot successfully integrate this or future acquisitions, joint ventures and other partnerships on a timely basis, we may be unable to generate sufficient revenue to offset acquisition costs, we may incur costs in excess of what we anticipate, and our expectations of future results of operations, including certain cost savings and synergies, may not be achieved. Acquisitions involve substantial risks, including:

•	unforeseen difficulties in integrating operations, technologies, services, accounting and personnel;

•	diversion of financial and management resources from existing operations;

ITEM 1A.	RISK FACTORS (continued)

•	unforeseen difficulties related to entering geographic regions where we do not have prior experience;

•	risks relating to obtaining sufficient equity or debt financing;

•	potential loss of key employees; and

•	potential loss of customers.

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

ITEM 1A.	RISK FACTORS (continued)

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

Our degree of leverage could have important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations could be dedicated to the payment of principal and interest on our indebtedness and may not be available for other business purposes;

•	certain of our borrowings, including borrowings under our senior credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	if due to liquidity needs we must replace any borrowings upon maturity, we will be exposed to the risk that we will be unable to do so as the result of market, operational or other factor.

ITEM 1A.	RISK FACTORS (continued)

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

In addition, the credit agreement governing our Credit Facilities and the indenture governing our Senior Notes contain various covenants that impose significant operating and financial restrictions on us and/or our subsidiaries. Please see Note 14 to the Consolidated Financial Statements for a description of the Credit Facilities and the Senior Notes.

Downgrades of our credit ratings could adversely affect us.

In February 2008, Moody’s Investors Service downgraded our debt rating. Any further downgrade in our debt rating will result in increased interest and other expenses on our existing variable interest rate debt, and could result in increased interest and other financing expenses on future borrowings. Further downgrades in our debt rating could also restrict our ability to obtain additional financing on satisfactory terms. Additionally, such a downgrade could affect the value and marketability of our outstanding notes.

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

The market price of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include actual or anticipated variations in our operational results and cash flow, our earnings relative to our competition, changes in financial estimates by securities analysts, trading volume, short selling, market conditions within the industries in which we operate, the general state of the securities markets and the market for stocks of companies in our industry, governmental legislation or regulation and currency and exchange rate fluctuations, as well as general economic and market conditions, such as recessions.

We may pay little or no dividends on our common stock.

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

We are a holding company and most of our assets are held by our direct and indirect subsidiaries and we will primarily rely on dividends and other payments or distributions from our subsidiaries to meet our debt service and other obligations and to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends or other payments), agreements of those subsidiaries, agreements with any co-investors in non-wholly-owned subsidiaries, the terms of our Credit Facilities and Senior Notes and the covenants of any future outstanding indebtedness we or our subsidiaries may incur.

A small number of our stockholders could be able to significantly influence our business and affairs.

A few financial institutions own substantial amounts of our outstanding common stock. In addition, the Asbestos Trust formed as part of the Debtors’ emergence from bankruptcy (the “524(g) Trust”) now holds approximately 21.4% of our common stock. Large holders, such as these parties, may be able to affect matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, our bylaws confer upon each of the 524(g) Trust directors designated by holders of our pre-petition bonds and the directors of OCD serving immediately prior to emergence certain rights to fill certain vacancies in our Board of Directors. Our bylaws also give the 524(g) Trust the right to nominate two directors for as long as the 524(g) Trust holds shares representing at least 1% of our common stock. Please see Item 10 Directors, Executive Officers and Corporate Governance – Information Concerning Directors for a more detailed description of the rights granted to certain holders of our common stock with respect to our Board of Directors.

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

•	authorize the issuance of “blank check” preferred stock that our Board of Directors has a restricted right to issue to increase the number of outstanding shares to discourage a takeover attempt;

•	create a staggered Board of Directors;

•	prohibit stockholder action by written consent, and require that all stockholder actions be taken at a meeting of our stockholders;

•	provide that the Board of Directors is expressly authorized to make, amend or repeal our bylaws except in limited circumstances; and

ITEM 1A.	RISK FACTORS (continued)

•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Our Insulating Systems segment operates out of approximately 33 manufacturing facilities. Principal manufacturing facilities for our Insulating Systems segment, all of which are owned by us except for the majority of the Tallmadge facility, which we lease, include the following:

Newark, Ohio	Delmar, New York
Kansas City, Kansas	Tallmadge, Ohio
Waxahachie, Texas	Mexico City, Mexico
Fairburn, Georgia	Guangzhou, Guandong, China
Santa Clara, California	Toronto, Ontario, Canada

Our Roofing and Asphalt segment operates out of approximately 33 manufacturing facilities. Principal manufacturing facilities for our Roofing and Asphalt segment, all of which are owned by us, include the following:

Irving, Texas (R)	Compton, California (R)
Savannah, Georgia (R)	Medina, Ohio (R)
Summit, Illinois (R) and (A)	Kearny, New Jersey (R)
Atlanta, Georgia (R) and (A)	Denver, Colorado (R)
Jacksonville, Florida (R)	Portland, Oregon (R)

(R)—Roofing	plant; (A)—Asphalt plant

Our Other Building Materials and Services segment operates out of approximately 7 manufacturing facilities. Principal manufacturing facilities for our Other Building Materials and Services segment, all of which are owned by us except two facilities, which are leased, include the following:

Chester, South Carolina	Bray-sur-Seine, France
Napa, California

Our Composite Solutions segment operates out of approximately 51 manufacturing facilities. Principal manufacturing facilities for our Composite Solutions segment, all of which are owned by us except two facilities, which are leased, include the following:

Chambery, France	Jackson, Tennessee
Anderson, South Carolina	Amarillo, Texas
Gous, Russia	Battice, Belguim*
Besana, Italy	Kimchon, Korea
Ibaraki, Japan	Birkeland, Norway*

*	Property held for sale at December 31, 2007.

We believe that these properties are in good condition and well maintained, and are suitable and adequate to carry on our business. The capacity of each plant varies depending upon product mix.

Our principal executive offices are located in the Owens Corning World Headquarters, Toledo, Ohio, a leased facility of approximately 400,000 square feet.

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

Securities and Certain Other Litigation

On or about September 2, 2003, certain of the directors and officers of Owens Corning Sales, LLC (formerly known as Owens Corning) (“OCD”) were named as defendants in a lawsuit captioned Kensington International Limited, et al. v. Glen Hiner, et al. in the Supreme Court of the State of New York, County of New York. OCD was not named in the lawsuit. The suit, which was brought by Kensington International Limited and Springfield Associates, LLC, two assignees of lenders under OCD’s pre-petition credit facility, alleged causes of action (1) against all defendants for breach of fiduciary duty and (2) against certain defendants for fraud in connection with certain loans made under the pre-petition credit facility. The complaint sought an unspecified amount of damages. On February 7, 2005, all defendants filed a joint motion to dismiss. A hearing on the motion to dismiss was held on May 2, 2005 and the motion to dismiss was granted by the United States Bankruptcy Court for the District of Delaware on August 22, 2006. On October 20, 2006, the New York court entered an order and judgment dismissing the New York complaint in its entirety and on November 22, 2006, the plaintiffs filed an appeal of the order and judgment with the First Department of the New York Supreme Court, Appellate Division. On May 31, 2007, the Supreme Court, Appellate Division, dismissed plaintiffs’ appeal. The Court ruled that as a result of distributions made under OCD’s plan of reorganization, the plaintiffs no longer have a claim for damages and, accordingly, their claim is moot. On July 11, 2007, plaintiffs filed a Notice of Motion For Permission To Appeal to the Court of Appeals of the State of New York. On October 11, 2007, the Court of Appeals of the State of New York denied the plaintiffs’ motion.

On September 1, 2006, various current and former members of OCD’s Investment Review Committee were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). OCD is not named in the lawsuit but such individuals would have a contingent indemnification claim against OCD. The suit, brought by former employees of OCD, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with investments in an OCD company common stock fund. A motion to dismiss was filed on behalf on the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. The court ordered limited discovery, the parties filed written argument and a hearing on the Motion was held on January 18, 2008.

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

On July 20, 2007, the Company was informally notified by the New Jersey Department of Environmental Protection (the “NJDEP”) that the NJDEP intended to assert that Owens Corning’s Kearny, New Jersey asphalt manufacturing plant periodically violated the New Jersey Air Pollution Control Act during the period of 2002 – 2006. During the fourth quarter of 2007, the Company reached a settlement with the NJDEP and paid the state $440,000 to resolve all alleged violations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2007 Annual Meeting of Stockholders held on December 6, 2007, the following actions were taken:

The following directors were elected to serve until the 2010 Annual Meeting of Stockholders and until their successors are elected and qualified:

Name	For	Withheld
Ralph F. Hake	95,264,830	8,253,881
F. Philip Handy	95,119,692	8,399,019
Marc Sole	100,682,194	2,836,517
Michael H. Thaman	103,268,197	250,514
Daniel K. K. Tseung	94,986,301	8,532,410

Proposal 2 to approve the Amended and Restated Owens Corning 2006 Stock Plan was approved by stockholders with 68,599,582 shares voting in favor of the proposal, 22,004,499 shares voting against the proposal, 7,324,613 shares abstaining and 5,590,017 broker non-votes.

Proposal 3 to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year was approved by stockholders with 103,373,583 shares voting in favor of the proposal, 82,553 shares voting against the proposal and 62,575 shares abstaining.

EXECUTIVE OFFICERS OF OWENS CORNING

(as of February 26, 2008)

The name, age and business experience during the past five years of Owens Corning’s executive officers as of February 26, 2008 are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning or OCD during the past five years except as indicated. Unless otherwise noted, all positions provided below refer to positions held with OCD for periods through October 31, 2006, and with Owens Corning for periods thereafter.

Name and Age	Position*
Sheree L. Bargabos (52)	Vice President and President, Roofing and Asphalt Business since October 2005; formerly Vice President and President, Exterior Systems Business.

Charles E. Dana (52)	Vice President and President, Composite Solutions Business since February 2004; formerly Vice President – Corporate Controller and Global Sourcing.

Roy D. Dean (48)	Vice President and President, Insulating Systems Business since March 2006; formerly Vice President and Corporate Controller (2004), and Vice President and Controller, Insulating Systems Business.

Scott Deitz (52)	Vice President, Investor Relations and Corporate Communications since June 2006; formerly Director, Public Relations and Business Communications (2005), and Vice President, Investor Relations for Stora Enso Oyj.

Joseph C. High (53)	Senior Vice President, Human Resources since January 2004; formerly Vice President, Human Resources for ConocoPhillips.

David L. Johns (49)	Senior Vice President and Chief Supply Chain and Information Technology Officer since April 2001.

Stephen K. Krull (43)	Senior Vice President, General Counsel and Secretary since February 2003.

William E. LeBaron (51)	Vice President and President, Owens Corning Construction Services since September 2006; formerly President and Managing Director of Landscape and Theme Park Services at OneSource (2005), and President of All American Property Service.

Mark W. Mayer (50)	Vice President and Chief Accounting Officer since December 2007; formerly Vice President, Corporate Accounting and Financial Reporting.

Frank C. O’Brien-Bernini (51)	Vice President, Science and Technology and Chief Sustainability Officer since December 2007; formerly Vice President, Science and Technology.

Duncan Palmer (42)	Senior Vice President and Chief Financial Officer since September 2007; formerly Vice-President, Upstream Commercial Finance for Shell International Exploration and Production BV (2007), Vice-President Finance Global Lubricants for Shell Oil Company (2004), and Vice President Finance US Lubricants for Shell Oil Company (2002).

Charles W. Stein, Jr. (43)	Vice President and President, OC Masonry Products and Chief Marketing Officer, Building Materials since November 2007; formerly Vice President and President, Cultured Stone Business (2005), Vice President and General Manager, OC Construction Services (2005), Vice President and General Manager, HOMExperts (2003), and Vice President, Residential Services and Solutions.

Name and Age	Position*
Michael H. Thaman (43)	President and Chief Executive Officer since December 2007 and also Chairman of the Board since April 2002; formerly also Chief Financial Officer until September 2007. Director since 2006; formerly Director of OCD since January 2002.

*	Information in parentheses indicates year during the past five years in which service in position began.

ITEM 5.	MARKET FOR OWENS CORNING COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Owens Corning’s common stock trades on the New York Stock Exchange under the symbol “OC.” The stock began trading on such exchange on November 1, 2006, in conjunction with the Debtors’ emergence from Chapter 11 proceedings.

Prior to December 19, 2002, OCD’s common stock traded on the New York Stock Exchange under the symbol “OWC.” From December 19, 2002 through October 31, 2006, OCD’s common stock was traded on the Over The Counter Bulletin Board under the symbol “OWENQ.” When the Debtors emerged from Chapter 11 proceedings on October 31, 2006, all of OCD’s previously existing common stock was cancelled in accordance with the Plan.

Because the value of one share of OCD’s old common stock bears no relation to the value of one share of our common stock, only the trading prices of our common stock following its listing on the New York Stock Exchange are set forth below. The following table sets forth the high and low sales prices per share of Owens Corning common stock for each quarter from November 1, 2006 through December 31, 2007.

Successor
Period	High	Low
Fourth Quarter 2006 (November 1, 2006 through December 31, 2006)	$31.85	$25.60
First Quarter 2007	33.75	26.60
Second Quarter 2007	36.93	30.00
Third Quarter 2007	33.73	22.74
Fourth Quarter 2007	27.15	19.73

Holders of Common Stock

The number of stockholders of record of Owens Corning’s Successor common stock on January 31, 2008 was 15,051.

Dividends

Neither Owens Corning nor OCD paid dividends on its common stock during the two most recent fiscal years. The payment of any future dividends to our stockholders will depend on decisions that will be made by our Board of Directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, corporate law restrictions, capital requirements, the applicable laws of the State of Delaware and business prospects. Although our Board of Directors is expected to consider the payment of quarterly dividends, there can be no assurance we will pay any dividend, or if declared, the amount of such dividend. Additionally, the terms of our Credit Facilities restrict our ability to declare or pay dividends.

As a consequence of certain provisions of the Company’s Senior Notes and senior financing facilities, the Company and its subsidiaries are subject to certain restrictions on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

ITEM 5.	MARKET FOR OWENS CORNING COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Securities Authorized for Issuance Under Equity Compensation Plans

In conjunction with the Debtors’ emergence from Chapter 11, and as approved by the Plan, during 2006 the Company adopted a stock-based compensation plan applicable to employees, management and directors. In December 2007, the stockholders approved the Amended and Restated Owens Corning 2006 Stock Plan (the “Amended and Restated 2006 Stock Plan”) which provides for grants of stock options, stock appreciation rights (SARs), stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Information regarding Owens Corning’s equity compensation plans as of December 31, 2007, is as follows:

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,163,170	(1)	$29.90	(1)	6,942,886	(1)
Equity compensation plans not approved by security holders	—		—		—

Total	2,163,170		$29.90		6,942,886

(1)	Relates to the Amended and Restated Owens Corning 2006 Stock Plan.

For additional information concerning these plans, including the number of securities available for future issuance, please see Note 18 to the Consolidated Financial Statements.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Owens Corning has nothing to report under this Item.

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month within the fourth quarter of the fiscal year covered by the report:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
October 1-31, 2007	—	$—	—	6,537,292
November 1-30, 2007	283	24.61	—	6,537,292
December 1-31, 2007	152	20.64	—	6,537,292

Total	435	$23.22	—

*	The Company retained 435 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

ITEM 5.	MARKET FOR OWENS CORNING COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

**	On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 6.	SELECTED FINANCIAL DATA

	Successor		Predecessor
	Twelve Months Ended December 31, 2007 (a)	Two Months Ended December 31, 2006 (b)	Ten Months Ended October 31, 2006 (c)	Twelve Months Ended December 31,
				2005 (d)	2004 (e)	2003 (f)
	(in millions, except per share data)
Statement of Earnings (Loss)
Net sales	$4,978	$772	$4,627	$5,177	$4,626	$4,061
Cost of sales	4,201	656	3,741	4,107	3,698	3,304

Gross margin	777	116	886	1,070	928	757
Marketing, administrative and other expenses	498	86	408	521	490	422
Science and technology expenses	63	30	48	56	44	41
Restructure costs	28	20	12	—	—	(2)
Chapter 11 related reorganization items	—	10	45	45	54	85
Provision (credit) for asbestos litigation claims (recoveries)	—	—	(13)	4,267	(24)	(5)
Earnings (loss) from continuing operations before interest and taxes	145	(44)	451	(3,801)	366	229
Interest expense, net	122	29	241	740	(12)	8
Gain on settlement of liabilities subject to compromise	—	—	(5,864)	—	—	—
Fresh-start accounting adjustments	—	—	(2,919)	—	—	—
Earnings (loss) from continuing operations before taxes	23	(73)	8,993	(4,541)	378	221
Income tax expense (benefit)	(8)	(23)	980	(411)	202	131
Earnings (loss) from continuing operations	27	(54)	8,013	(4,134)	168	91
Discontinued operations (g)
Earnings (loss) from discontinued operations, net of tax of $5, $(5), $45, $24, $25, and $14, respectively	9	(11)	127	35	36	24
Gain on sale of discontinued operations, net of taxes of $40, $0, $0, $0, $0 and $0, respectively	60	—	—	—	—	—
Net earnings (loss)	96	(65)	8,140	(4,099)	204	115
BASIC EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	0.21	(0.42)	144.90	(74.73)	3.03	1.65
Earnings (loss) from discontinued operations	0.54	(0.09)	2.30	0.65	0.65	0.43
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	0.21	(0.42)	133.77	(74.73)	2.80	1.52
Earnings (loss) from discontinued operations	0.54	(0.09)	2.12	0.65	0.60	0.40
Weighted-average common shares outstanding
Basic	128.1	128.1	55.3	55.3	55.3	55.2
Diluted	128.8	128.1	59.9	55.3	59.9	59.9
Statement of Cash Flows
Net cash flow from operations	182	15	(1,903)	746	449	295
Additions to plant and equipment	247	77	284	288	232	208
Balance Sheet Data (end of period)
Total assets	7,872	8,470	8,714	8,735	7,639	7,358
Long-term debt	1,993	1,296	1,300	36	38	73
Liabilities subject to compromise	—	—	—	13,520	9,171	9,258
Stockholders’ equity (deficit)	3,988	3,686	3,728	(8,147)	(4,080)	(4,328)

ITEM 6.	SELECTED FINANCIAL DATA (continued)

No dividends were declared or paid for any of the periods presented above.

(a)	During 2007, the Successor recorded charges of $54 million for restructuring and other charges (comprised of $28 million of restructuring charges and $26 million of other costs, which is inclusive of $21 million of accelerated depreciation), charges of $60 million related to certain asset impairments, $28 million of transaction costs related to the acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses, charges of $12 million related to the impact of inventory write-up due to the acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses, $1 million related to the write-off of in-process research and development due to the acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses, losses related to the exit of our HOMExperts service line of $7 million and charges of $37 million of expense related to our employee emergence equity program.
(b)	During the two months ended December 31, 2006, the Successor recorded charges of $32 million for restructuring and other charges (comprised of $20 million of restructuring charges and $12 million of other costs), $6 million of transaction costs related to the acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses, charges of $10 million for Chapter 11-related reorganization expenses, charges of $63 million related to the impact of fresh-start accounting (comprised of $42 million related to the impact of inventory write-up and $21 million related to the write-off of in-process research and development) and charges of $6 million of expense related to our employee emergence equity program.
(c)	During the ten months ended October 31, 2006, the Predecessor recorded income of $34 million for restructuring and other credits (comprised of $12 million of restructuring charges, $45 million of gains on the sale of metal, and $1 million of other gains), $7 million of transaction costs related to the acquisition transaction, charges of $45 million for Chapter 11-related reorganization expenses, income of $13 million for asbestos-related insurance recoveries and $247 million for accrued post petition interest.
(d)	During 2005, the Predecessor recorded charges of $4,267 million for additional provision for asbestos liability claims net of asbestos-related insurance recoveries, charges of $735 million for accrued post petition interest for the period from the Petition Date through December 31, 2005 on the Predecessor’s primary pre-petition bank credit facility, charges of $45 million for Chapter 11 related reorganization expenses, income of $13 million due to changes in the Ohio tax law during 2005, $7 million of gains from the sale of metal and gains of $5 million on the early extinguishment of Asian debt.
(e)	During 2004, the Predecessor recorded income of $5 million for restructuring and other charges, charges of $54 million for Chapter 11 related reorganization expenses, and income of $24 million for asbestos-related insurance recoveries.
(f)	During 2003, the Predecessor recorded income of $1 million for restructuring and other charges and $85 million for Chapter 11 related reorganization expenses, and income of $5 million for asbestos-related insurance recoveries
(g)	Discontinued operations consist of the Company’s Siding Solutions business and Fabwel unit which were both sold during the third quarter of 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All per share information discussed below is on a diluted basis. References in this Report to the “Consolidated Financial Statements” refer to the Consolidated Financial Statements included in this Report.

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning and its subsidiaries. As a result of the application of fresh-start accounting on October 31, 2006, and in accordance with SoP 90-7, the post-emergence financial results of the Company (for all periods ending after October 31, 2006) are presented as the “Successor” and the pre-emergence financial results of the Company (for all periods ending through October 31, 2006) are presented as the “Predecessor.” GAAP financial statements do not straddle the Effective Date because in effect the Successor represents a new entity. For the readers’ convenience, the Successor two months ended December 31, 2006 and the Predecessor ten months ended October 31, 2006 have been combined for certain purposes and are collectively referred to as “fiscal 2006”.

GENERAL BUSINESS OVERVIEW

Headquartered in Toledo, Ohio, Owens Corning is a leading global producer of residential and commercial building materials and glass fiber reinforcements and other materials for composite systems. We operate within two general product categories: building materials, which includes our Insulating Systems, Roofing and Asphalt, and Other Building Materials and Services reportable segments, and composites systems, which includes our Composite Solutions reportable segment. Through these lines of business, we manufacture and sell products worldwide. We maintain leading market positions in all of our major product categories. In 2007, building materials net sales represented 67% of Owens Corning’s total reportable segment net sales, while composites systems totaled 33%. Building materials represented 65% of Owens Corning’s total reportable segment earnings from continuing operations before interest and taxes in 2007, while composite systems totaled 35%. The Company estimates that net sales by end market in 2007 were: 25% U.S. and Canada new residential construction; 27% U.S. and Canada residential repair and remodeling; 23% U.S. and Canada commercial and industrial; and 25% international.

The market decline in new residential construction in the United States began in mid-2006 and accelerated through 2007, significantly impacting demand for our residential insulation, residential roofing, and manufactured stone veneer products. The U.S. Census Bureau reported that annualized total housing starts, including single and multifamily starts, peaked at 2.068 million in 2005 and declined 34.5% to 1.354 million in 2007. We currently anticipate that weakness in new residential construction will continue in 2008, and possibly beyond. The National Association of Home Builders (NAHB) forecasted in January, 2008 housing starts to total 1.07 million in 2008, down 48.3% from its peak in 2005.

In the fourth quarter of 2007, in response to continued weakness in the building materials markets, we commenced various cost savings projects to reduce headcount, close certain facilities and curtail production; which resulted in restructuring and other charges of $57 million; $28 million of which are reported as restructuring on our Consolidated Statement of Earnings (Loss). We anticipate additional charges of $7 million in conjunction with these actions throughout 2008 and once complete we anticipate annualized savings of at least $100 million. Additionally in the fourth quarter of 2007, Owens Corning recorded an impairment charge of approximately $50 million related to the sale of the Company’s composite manufacturing facilities located in Battice, Belgium and Birkeland, Norway. Owens Corning previously announced that it planned to sell the two facilities to address regulatory concerns associated with Owens Corning’s acquisition of Saint-Gobain’s reinforcement and composite fabrics business.

During the third quarter of 2007, we completed two divestitures that will allow us to focus more on our core businesses and reduce our Company’s reliance on the North American housing market. On August 31, 2007 we

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

sold our Siding Solutions business, the largest business in our Other Building Materials and Services segment, to the Saint-Gobain Group for net proceeds of approximately $368 million. In addition, we sold our Fabwel unit, a component of our Composite Solutions segment, for net proceeds of approximately $57 million. The financial results for these businesses have been segregated and are reported as discontinued operations in the Consolidated Statement of Earnings (Loss) for all periods presented. Business segment results and the discussion thereof have been adjusted to exclude the results of Siding Solutions and Fabwel. The prior period Consolidated Balance Sheet and Consolidated Statements of Cash Flow have not been recast.

On November 1, 2007, the Company completed its acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses for $640 million, which included $56 million in acquired cash and the assumption of $51 million of debt, and excluded estimated transaction costs and purchase price adjustments. Operating results of these businesses are included in our Composite Solutions segment and our Consolidated Financial Statements beginning November 1, 2007. The composites acquisition will increase our international net sales.

Our Insulating Systems segment includes those of our products which are most impacted by fluctuations in new home construction, including thermal and acoustical batts and loose fill insulation for wall and attic, foam sheathing and accessory products such as house wrap, construction and window flashing tape. Foam accessory products include attic rafter vents and attic stair insulators. During 2007, our residential insulation businesses experienced net sales declines of 15.3% compared to 2006, and demand weakness put pressure on prices that also declined compared to 2006. Our commercial and industrial insulation businesses also experienced a decline in sales in 2007, primarily in HVAC-related products.

In response to the decline in demand in this segment we have curtailed production at multiple locations, primarily through extended curtailments of certain production lines or by extending downtime for furnace repairs or rebuilds. If new residential construction in the United States continues to decline, additional production curtailments may be necessary. The Company estimates that sources of net sales in the Insulating Systems segment in 2007 were: 40% U.S. and Canada new residential construction; 20% U.S. and Canada repair and remodeling; 29% U.S. and Canada commercial and industrial; and 11% international. In 2007, Insulating Systems represented 54% of Owens Corning’s total reportable segment earnings from continuing operations before interest and taxes.

In 2008, estimates by the NAHB point to further weakness in housing starts in the United States, and commercial and industrial demand for insulation is likely to further weaken. The Company will continue efforts to stimulate insulation demand through new products and customer promotions that will communicate the value of adding additional insulation to existing and new homes and commercial buildings to promote lower energy bills, improved energy efficiency and the reduction in green house gas emissions. Continued growth in insulation demand is anticipated in 2008 in the Latin America and Asia Pacific regions, but such amounts are not anticipated to have a material impact on the Company’s financial results in 2008.

Our Roofing and Asphalt segment includes the production and sale of asphalt composite shingles, roofing accessories and processed asphalt used in shingle coating, commercial roofing and other industrial and specialty applications. During 2007, the segment was impacted by the decline in the United States of housing construction, the slowdown of existing home sales, and a slow down of home repair and remodeling activities. Although demand for our Roofing and Asphalt products is primarily driven by the repair of residential roofs, repair activity varies somewhat with housing turnover, which is heavily influenced by new home sales. Demand for our residential roofing products was negatively impacted by a lack of significant storm-related demand in North America. Roofing and Asphalt segment performance was lifted by sales of our new Duration™ Series Shingles with SureNail® technology. The innovative shingles are now available across the United States, six months ahead of the original roll-out schedule.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company estimates that sources of net sales in the Roofing and Asphalt segment in 2007 were: 25% U.S. and Canada new residential construction; 64% U.S. and Canada repair and remodeling; and 11% U.S. and Canada commercial and industrial. In 2007, Roofing and Asphalt represented 8% of Owens Corning’s total reportable segment earnings from continuing operations before interest and taxes.

In 2008, due to the anticipated continued weakness in new housing starts and repair and remodel construction in the United States, demand for roofing shingles is estimated to be weaker compared with 2007. Given increases in the market price of crude oil, asphalt prices are expected to be higher in 2008. However, Owens Corning’s improved product mix, price actions and further production optimization throughout the Company’s manufacturing plants are expected to partially offset the anticipated market weakness and raw material inflation.

Our Other Building Materials and Services segment is now comprised of our Masonry Products business (previously known as Cultured Stone) and our Construction Services business. Our Siding Solutions Business, which included three vinyl siding manufacturing facilities and a related distribution business, was sold in August of 2007.

Masonry Products includes the production and sale of manufactured stone and brick veneers used in residential and commercial new construction and repair and remodeling. In this business, sales volume in North America declined in 2007 compared to 2006. Consolidated sales in this business in 2007 now include those of a European manufactured stone business that was acquired late in 2006. The lower volume in North America was partially offset by the acquired European business. We achieved significant manufacturing productivity improvements in this business in 2007 but have been unable to take full advantage of these actions because of weakened demand associated with the downturn in the United States’ new home construction and residential repair and remodeling. We have periodically curtailed production at our facilities, including the closure of the Navarre, Ohio facility in the fourth quarter of 2007.

Our Construction Services business includes Owens Corning’s Basement Finishing System™, Room Finishing System™ and SunSuites™ sunrooms. Net sales in our Construction Services business were down significantly in 2007 compared to 2006 due to the closure of the HOMExperts portion of this business during the fourth quarter of 2006. We continue to experience growth in our Basement Finishing System™ franchises and have been increasing franchises for our SunSuites™ and other outdoor living designs.

Our Composite Solutions segment includes the production and sale of glass reinforcement fibers that are used around the world in automotive, consumer, infrastructure, electronics, transportation, construction, marine, and aerospace and defense applications. This segment continued to experience sales growth during 2007. Volume increased in most of our markets with the exception of glass mat for residential roofing in North America and our North American automotive markets. We experienced growth in our European automotive markets, our infrastructure markets including wind energy and pipe, and our non-woven glass mat markets. Our mold resistant fiberglass facing for wall board enjoyed significant growth during the year in spite of the decline in the new residential construction market in the United States. Selling prices for some products in this segment increased somewhat compared to 2006, primarily as the result of increases in geographic areas where demand is very strong.

We have curtailed some production of mat products in the United States due to the weakness in the market for roofing shingles and expect that this curtailment will be maintained during 2008.

Our acquisition of the reinforcements and composite fabrics businesses from the Saint-Gobain Group will increase our share in the global composites market. We anticipate worldwide demand for composite products overall will continue to increase during 2008. However, other producers of these products, especially in China, are expected to continue to exert significant competitive pressures in this global business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In 2007, Composite Solutions represented 35% of Owens Corning’s total reportable segment earnings from continuing operations before interest and taxes. Based on 2007 performance and including the acquisition of the reinforcement and composite fabrics businesses for the two months ended December 31, 2007, the Company estimates that sources of revenue in the composites segment in 2007 were: 10% U.S. and Canada residential construction; 29% U.S. and Canada commercial and industrial; and 61% international.

RESULTS OF OPERATIONS

Fresh-Start Accounting

Our emergence from bankruptcy in October 2006 affected earnings from continuing operations before interest and taxes in fiscal 2007 and fiscal 2006 due to the impact of fresh-start accounting. The effect of fresh-start accounting increased earnings from continuing operations before interest and taxes by approximately $11 million in 2007 and decreased earnings from continuing operations before interest and taxes by $61 million in fiscal 2006. The increase in 2007 was primarily due to reduced pension expense, partially offset by increased depreciation and amortization, and other post-employment benefits expense. The decrease in fiscal 2006 was primarily due to the write-off of $21 million of in-process research and development and approximately $42 million resulting from the sale of inventory that was written up to market value at emergence from bankruptcy. Compared to pre-emergence results, fresh-start accounting also resulted in reduced pension expense, partially offset by increased depreciation and amortization, and other post-employment benefits expense.

Consolidated Results (in millions)

	Successor	COMBINED Twelve Months Ended December 31, 2006	Successor	Predecessor
	Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
Net sales	$4,978	$5,399	$772	$4,627	$5,177
Gross margin	$777	$1,002	$116	$886	$1,070
As a percent of sales	15.6%	18.6%	15.0%	19.1%	20.7%
Marketing and administrative	$498	$494	$86	$408	$521
As a percent of sales	10.0%	9.1%	11.1%	8.8%	10.1%
Science and technology	$63	$78	$30	$48	$56
As a percent of sales	1.3%	1.4%	3.9%	1.0%	1.1%
Provision (credit) for asbestos litigation claims (recoveries)	$—	$(13)	$—	$(13)	$4,267
Employee emergence equity program	$37	$6	$6	$—	$—
Earnings (loss) from continuing operations before interest and taxes	$145	$407	$(44)	$451	$(3,801)
Interest expense, net	$122		$29	$241	$740
Gain on settlement of liabilities subject to compromise	$—		$—	$(5,864)	$—
Fresh-start accounting adjustments	$—		$—	$(2,919)	$—
Income tax expense (benefit)	$(8)		$(23)	$980	$(411)
Earnings (loss) from continuing operations	$27		$(54)	$8,013	$(4,134)
Earnings (loss) from discontinued operations, net of tax of $45, $(5), $45 and $24, respectively	$69		$(11)	$127	$35
Net earnings (loss)	$96		$(65)	$8,140	$(4,099)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Items Affecting Comparability

Because of the nature of certain items related to our prior Chapter 11 proceedings, restructuring activities, business acquisitions and dispositions, and the employee emergence equity program, management does not find reported earnings from continuing operations before interest and taxes to be the most useful and transparent financial measure of the Company’s year-over-year operational performance. These items are not the result of current operations of the Company.

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

The reconciliation of significant items impacting the year-over-year comparability of reported earnings from continuing operations before interest and taxes are noted in the table below (in millions):

	Successor		COMBINED Twelve Months Ended December 31, 2006		Successor		Predecessor
	Twelve Months Ended December 31, 2007				Two Months Ended December 31, 2006		Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
NET EARNINGS (LOSS)	$96				$(65)		$8,140	$(4,099)
Discontinued operations
Earnings (loss) from discontinued operations, net of tax of $5, $(5), $45 and $24, respectively	9				(11)		127	35
Gain on sale of discontinued operations, net of tax of $40, $0, $0, and $0, respectively	60				—		—	—

Total earnings (loss) from discontinued operations	69				(11)		127	35

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	27				(54)		8,013	(4,134)
Minority interest and equity in net loss of affiliates	(4)				(4)		—	(4)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET LOSS OF AFFILIATES	31				(50)		8,013	(4,130)
Income tax expense (benefit)	(8)				(23)		980	(411)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	23				(73)		8993	(4,541)
Fresh-start accounting adjustments	—				—		(2,919)	—
Gain on settlement of liabilities subject to compromise	—				—		(5,864)	—
Interest expense, net	122				29		241	740

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	145		407		(44)		451	(3,801)

Adjustments to remove items impacting comparability:
Chapter 11-related reorganization items	—		(55)		(10)		(45)	(45)
Asbestos litigation (claims) recoveries	—		13		—		13	(4,267)
Restructuring and other (costs) credits	(54	)(a)	2	(b)	(32	)(c)	34 (d)	25 (e)
Fresh-start accounting impact	—		(63	)(f)	(63	)(f)	—	—
Acquisition transaction costs	(28)		(13)		(6)		(7)	—
Impact of acquisition accounting	(13	)(g)	—		—		—	—
Loss related to the exit of our HOMExperts service line	(7)		—		—		—	—
Asset impairments	(60)		—		—		—	—
Employee emergence equity program	(37)		(6)		(6)		—	—

Total adjustments to remove comparability items:	(199)		(122)		(117)		(5)	(4,287)
ADJUSTED EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	$344		$529		$73		$456	$486

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(a)	Includes $28 million of restructuring cost and $26 million of other cost, which is inclusive of $21 million of accelerated depreciation.
(b)	Includes $32 million of restructuring cost, $11 million of other cost and $45 million of gains on the sale of metal used in certain production tooling.
(c)	Includes $20 million of restructuring cost and $12 million of other cost.
(d)	Includes $12 million of restructuring cost, $1 million of other gains and $45 million of gains on the sale of metal used in certain production tooling.
(e)	Includes income of $13 million due to changes in the Ohio tax law during 2005, $7 million of gains from the sale of metal and income of $5 million in gains on the early extinguishment of Asian debt.
(f)	Includes $42 million related to the impact of inventory write-up and $21 million related to the write-off of in-process research and development.
(g)	Includes $12 million related to the impact of inventory write-up and $1 million related to the write-off of in-process research and development.

Adjusted earnings from continuing operations before interest and taxes in fiscal 2007 decreased $185 million, or 35%, compared to fiscal 2006. This decrease was primarily due to lower sales and an increase in idle facility costs, as the decline in the North American new residential construction market impacted demand for building materials products, offset partially by lower selling, general and administrative costs.

Adjusted earnings from continuing operations before interest and taxes in fiscal 2006 increased $43 million, or 9%, compared to fiscal 2005. This increase was primarily due to strong demand in the first half of 2006 for our building materials products, particularly in our Insulating Systems Segment, and our roofing products, which was driven by the 2005 hurricanes in the southeastern United States. Offsetting this increase were declines in the volume for our building materials products as the new residential construction market in the United States began to weaken in the third quarter of 2006 and there was no significant storm-related demand for our roofing products in the second half of 2006.

NET SALES

Net sales in fiscal 2007 decreased 7.8% compared to fiscal 2006. Volumes in our building products category declined in response to significant decreases in new residential construction, weaker demand in residential repair and remodeling, and somewhat weaker commercial and industrial demand in the United States. The decline in volume also impacted prices for certain products in our building materials businesses. Additionally our exit from our HOMExperts service line during the fourth quarter of 2006 contributed to the sales decline. Partially offsetting this decline were incremental sales resulting from the acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses on November 1, 2007, additional sales related to our acquisition of a European manufactured stone producer in September 2006, and increases related to favorable foreign currency exchange rates.

Sales outside the United States represented 31% of total sales for fiscal 2007 compared to 22% for fiscal 2006, an increase of 41%. The increase is due to lower sales of building materials products in the United States in 2007 combined with incremental sales outside the United States related to the acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses, increased European sales of manufactured stone veneer products, and increases related to favorable foreign exchange rates.

Net sales for fiscal 2006 increased 4.3% compared to fiscal 2005. This increase was primarily the result of favorable pricing actions early in 2006 in the Insulating Systems and Roofing and Asphalt segments, increased sales in the Composite Solutions segment resulting from the May 2006 acquisition of a manufacturing facility in Japan from Asahi Glass Co. Ltd, volume growth in North American manufactured stone veneer products, and additional sales related to our acquisition of a European manufactured stone veneer producer in September 2006. Partially offsetting these factors were lower volumes in the Roofing and Asphalt segment. Sales outside the United States represented 22% of total sales for fiscal 2006, compared to 19% during 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GROSS MARGIN

Gross margin as a percent of sales for fiscal 2007 decreased to 15.6% from 18.6% in fiscal 2006. Gross margin in fiscal 2007 was negatively impacted by charges of approximately $36 million related to actions taken in the third and fourth quarters, to reduce headcount, close certain facilities and curtail production; primarily asset impairments and acceleration of depreciation associated with plant closures and capacity reductions. Additionally, fiscal 2007 gross margin was negatively impacted by an asset impairment charge of approximately $50 million related to the previously announced sale of the Company’s composite manufacturing facilities located in Battice, Belgium and Birkeland, Norway and by approximately $12 million in additional expenses resulting from the sale of inventories whose value was written up to market value as part of the acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses.

The effect of fresh-start accounting increased gross margin by approximately $7 million in 2007, primarily due to reduced pension expense, partially offset by increased depreciation and amortization, and other post-employment benefits expense. The effect of fresh-start accounting decreased gross margin by approximately $43 million in fiscal 2006, primarily due to the sale of inventory that was written up to market value at emergence from bankruptcy.

Gross margin as a percent of sales was also negatively impacted by volume and price declines in the Insulating Systems and Roofing and Asphalt segments, and increased material, energy, labor and idle facility costs. Partially offsetting these cost increases was a decline in the expense of valuing inventory using the last-in-first-out method of $29 million in 2007 compared to fiscal 2006.

Gross margin as a percent of sales for fiscal 2006 decreased to 18.6% from 20.7% in fiscal 2005. Fiscal 2006 gross margin was negatively impacted by approximately $43 million primarily due to the sale of inventory that was written up to market value at emergence from bankruptcy as the result of the adoption of fresh-start accounting, and other charges of approximately $15 million as the result of closing facilities, exiting certain product lines and reducing operating cost as part of our fourth quarter actions to align production capacity with projected demand.

The Insulating Systems segment fiscal 2006 gross margin as a percent of sales improved primarily as a result of higher pricing and manufacturing productivity stemming from strong demand in the United States housing and remodeling markets through the first nine months of the year as well as strong demand in the commercial and industrial markets during the entire year. Gross margins declined on a comparative basis during the second half of fiscal 2006, as the residential construction market declined from the very high levels of 2005 and the first half of fiscal 2006.

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

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses increased 0.8% in fiscal 2007 compared to fiscal 2006. The increase was due primarily to the inclusion of Saint-Gobain’s reinforcements and composites fabrics businesses for the two months ending December 31, 2007 and a $15 million increase in transaction costs related to the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

acquisition of such businesses. Offsetting these increases were reductions in performance-based compensation expense of approximately $30 million compared to fiscal 2006, as adverse market conditions negatively impacted our ability to achieve performance goals. In addition, the adoption of fresh-start accounting decreased marketing and administrative expenses by approximately $12 million in fiscal 2007, primarily due to lower pension and depreciation expense compared to a decrease of approximately $4 million in fiscal 2006.

Marketing and administrative expenses decreased 5.2% in fiscal 2006 compared to fiscal 2005. The decrease is primarily due to lower performance-based compensation expense in fiscal 2006 and approximately $4 million in lower pension cost and depreciation expense related to the adoption of fresh-start accounting upon emergence from bankruptcy, offset in part by approximately $13 million in transaction costs related to the acquisition of the Saint-Gobain’s reinforcements and composite fabrics businesses.

SCIENCE AND TECHNOLOGY EXPENSES

Science and technology expenses for fiscal 2007 were $63 million, a 19.2% decrease from $78 million in fiscal 2006. The decrease is primarily due to the write-off of in-process research and development totaling $21 million in conjunction with our emergence from bankruptcy and adoption of fresh-start accounting recorded in fiscal 2006 compared to approximately $1 million in 2007 associated with the acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses.

Science and technology expenses for fiscal 2006 were $78 million, a 39.3% increase from $56 million in fiscal 2005. The increase is primarily due to the write-off of in-process research and development totaling $21 million in conjunction with our emergence from bankruptcy and adoption of fresh-start accounting.

EMPLOYEE EMERGENCE EQUITY PROGRAM

Our plan of reorganization established a one time employee emergence equity program. The cost of this program is being amortized over the vesting period of three years beginning in November 2006. Compensation expense related to the employee emergence equity program reduced earnings from continuing operations before interest and taxes by $37 million in fiscal 2007, compared to $6 million in fiscal 2006.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

The decrease in earnings (loss) from continuing operations before interest and taxes for fiscal 2007 compared to fiscal 2006 was primarily due to charges related to actions taken to align production capacity with projected demand, asset impairment charges related to the sale of the Company’s composite manufacturing facilities located in Battice, Belgium and Birkeland, Norway, and lower sales volumes and selling prices, combined with higher raw materials, energy, labor, and idle facility costs that combined to create margin compression in our building materials businesses. In addition, earnings from continuing operations before interest and taxes for fiscal 2007 as compared to fiscal 2006 were impacted by:

•

The adoption of fresh-start accounting improved earnings from continuing operations before interest and taxes in fiscal 2007 compared to fiscal 2006 by approximately $72 million. Fiscal 2006 results included charges resulting from the sale of inventories whose value was written up as part of fresh-start accounting and the write-off of in-process research and development. The 2007 results included the full year benefit of reduced pension expense, partially offset by increased depreciation and amortization, and other post-employment benefits expense.

•	A decrease in Chapter 11-related reorganization items of $55 million compared to a year ago because of emergence from bankruptcy on October 31, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•

In fiscal 2007, no gain was recorded on the sale of certain metals used in production tooling as compared to a gain in fiscal 2006 of approximately $45 million, which is included under the caption gain on sale of fixed assets and other in the Consolidated Statements of Earnings (Loss).

•

During fiscal 2006, we finalized our recoveries of insurance proceeds related to the July 2005 flood of our Taloja, India manufacturing facility. As a result, we recorded in the Consolidated Statement of Earnings (Loss), under the caption gain on sale of fixed assets and other, $2 million in gains on the replacement of equipment and $18 million related to business interruption losses and other expenses (primarily attributable to the last half of 2005 and the first quarter of 2006).

•

As a result of evaluating market conditions in the fourth quarter of 2007, actions were taken to close facilities and reduce operating costs. These actions resulted in a $31 million restructuring charge, primarily related to work force reductions. In the third and fourth quarters of fiscal 2006, actions were taken to realign production capacity to projected demand, exit non-core business areas, and reduce operating costs. The restructuring charges totaled approximately $32 million, primarily related to work force reductions and termination of supply contracts.

•

In the third quarter of fiscal 2006, the Company resolved a matter related to Fibreboard asbestos personal injury claims and insurance assets and recorded a net credit for asbestos litigation totaling $13 million.

The increase in earnings (loss) from continuing operations in fiscal 2006 compared to fiscal 2005 was primarily due to the impact of the $4.267 billion provision for asbestos litigation claims during the earlier period. In addition to the above item, earnings from continuing operations before interest and taxes in fiscal 2006 were impacted by:

•

We realized gains on the sale of certain metals used in production tooling of approximately $45 million in fiscal 2006 and $7 million in fiscal 2005. These gains are included under the caption gain on sale of fixed assets and other in the Consolidated Statements of Earnings (Loss).

•

During fiscal 2006, we finalized our recoveries of insurance proceeds related to the July 2005 flood of our Taloja, India manufacturing facility. As a result, we recorded in the Consolidated Statements of Earnings (Loss), under the caption gain on sale of fixed assets and other, $2 million in gains on the replacement of equipment and $18 million related to business interruption losses and other expenses (primarily attributable to the last half of 2005 and the first quarter of fiscal 2006).

•

Partially offsetting these gains were $9 million in losses related to a mark to market adjustment on energy related derivative instruments in the first quarter of fiscal 2006, which is included in the Consolidated Statements of Earnings (Loss) under the caption gain on sale of fixed assets and other.

•

In the third and fourth quarters of fiscal 2006, actions were taken to realign production capacity to projected demand, exit non-core business areas, and reduce operating cost. The restructuring charges totaled approximately $32 million, primarily related to work force reductions and termination of supply contracts.

•

Earnings from continuing operations before interest and taxes were unfavorably impacted during fiscal 2006 by an increase in Chapter 11-related reorganization items of $10 million, primarily resulting from increased professional fees, partially offset by higher investment income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE

The net interest expense for fiscal 2007 of $122 million reflects the cost of financing obtained following our emergence from bankruptcy, primarily interest on $1.2 billion of Senior Notes, the borrowing under a delayed-draw senior term loan facility, and borrowings under our revolving credit facility.

On October 31, 2006 as part of our Plan, we issued $1.2 billion of new Senior Notes in a private placement; $650 million at an interest rate of 6.5% due in 2016, and $550 million at an interest rate of 7% due in 2036 (the “Senior Notes”). Interest on these notes is payable semi-annually beginning June 1, 2007.

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

GAIN ON SETTLEMENT OF LIABILITIES SUBJECT TO COMPROMISE

Pursuant to SoP 90-7, the Consolidated Statements of Earnings (Loss) for the ten months ended October 31, 2006 includes a gain of approximately $5.9 billion related to OCD’s emergence from bankruptcy. This gain resulted from the discharge of liabilities subject to compromise and the cancellation of the Predecessor’s monthly income preferred stock under the Plan.

FRESH-START ACCOUNTING ADJUSTMENTS

Included in the Consolidated Statements of Earnings for the ten months ended October 31, 2006 is a gain of approximately $2.9 billion resulting from the adoption of fresh-start accounting. This amount is the result of the aggregate of changes to the net carrying value of pre-emergence assets and liabilities to reflect the fair values under fresh-start accounting in accordance with SoP 90-7. Also included within the gain from fresh-start accounting adjustment is the cancellation of Predecessor common stock and close out of remaining equity balances of the Predecessor.

INCOME TAX EXPENSE (BENEFIT)

Income tax benefit for fiscal 2007 was $8 million, which represents a 35% negative effective tax rate. The difference between the 35% negative effective rate and the Federal statutory tax rate of 35% was primarily due to the effect of tax savings resulting from various initiatives implemented in 2006 and 2007 and global legislative changes.

The Successor’s income tax benefit for the two months ended December 31, 2006 was $23 million, which represents a 32% effective tax rate. The difference between the 32% effective rate and the Federal statutory tax rate of 35% was primarily the result of additional tax benefit associated with state and local income taxes, offset by no tax benefit associated with expensing approximately $21 million of in-process research and development cost in conjunction with our emergence from bankruptcy and the adoption of fresh-start accounting.

The Predecessor’s income tax expense for the ten months ended October 31, 2006 was $980 million, which represents an 11% effective tax rate. The difference between the 11% effective rate and the Federal statutory tax rate of 35% was primarily the result of no tax expense associated with the gain on the settlement of asbestos-related liabilities subject to compromise due to the impact of a previously established tax valuation allowance to adjust the income tax benefit associated with prior charges taken for asbestos-related liabilities to amounts expected to be realized.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Predecessor’s income tax benefit for the twelve months ended December 31, 2005 was $411 million, which represents a 9% effective tax rate. The difference between the 9% effective rate and the Federal statutory tax rate of 35% was primarily the result of establishing a $1.363 billion valuation allowance against the approximately $1.672 billion in additional deferred tax assets generated from an aggregate charge of $4.267 billion for asbestos-related liabilities. Income tax expense during 2005 also included approximately $12 million of additional taxes related to our decision under the American Jobs Creation Act to repatriate approximately $220 million of earnings previously considered permanently invested outside of the U.S.

DISCONTINUED OPERATIONS

In August 2007, the Company completed the sale of its Siding Solutions business, a component of its Other Building Materials and Services segment, for net proceeds of approximately $368 million. The Company recognized a pretax gain of $115 million on the sale. This gain is included in the gain on sale of discontinued operations on the Consolidated Statement of Earnings (Loss). The divested business included the Norandex/Reynolds distribution business and three siding manufacturing facilities. The results of operations for the Siding Solutions business are reported within discontinued operations in the accompanying Consolidated Statements of Earnings (Loss), and prior period Consolidated Statements of Earnings (Loss) have been recast.

In September 2007, the Company completed the sale of its Fabwel unit, a component of its Composite Solutions segment for approximately $57 million in net proceeds. The Company recognized a pretax loss of $15 million on the sale, which is included in the gain on the sale of discontinued operations on the Consolidated Statement of Earnings (Loss). The results of operations for Fabwel are reported within discontinued operations in the accompanying Consolidated Statements of Earnings (Loss), and prior period Consolidated Statements of Earnings (Loss) have been recast.

Earnings from discontinued operations for 2007 were $69 million, compared to a loss of $11 million and earnings of $127 million for the Successor two months ended December 31, 2006 and the Predecessor ten months ended October 31, 2006, respectively. The earnings from discontinued operations for the Predecessor ten months ended October 31, 2006 included a gain of approximately $130 million resulting from the adoption of fresh-start accounting.

NET EARNINGS

Due to the items discussed above, net earnings (loss) for fiscal 2007 were $96 million, compared to a loss of $65 million and earnings of $8.140 billion for the Successor two months ended December 31, 2006 and the Predecessor ten months ended October 31, 2006, respectively. Net earnings for the ten months ended October 31, 2006 include gains of $5.864 billion on the settlement of subject to compromise liabilities and $2.919 billion from fresh-start accounting adjustments.

For the Successor two months ended December 31, 2006 and the Predecessor ten months ended October 31, 2006, reported net earnings (loss) were a loss of $65 million and earnings of $8.140 billion, respectively, compared to a net loss of $4.099 billion for the Predecessor year ended December 31, 2005. Net earnings for the ten months ended October 31, 2006 include gains of $5.864 billion on the settlement of subject to compromise liabilities and $2.919 billion from fresh start accounting adjustments. The net loss in 2005 reflected a $4.267 billion provision for asbestos litigation claims.

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

	Successor	COMBINED Twelve Months Ended December 31, 2006	Successor	Predecessor
	Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
Net sales	$1,776	$2,097	$331	$1,766	$1,976
% change from prior year	(15.3)%	6.1%			8.7%
% of total reportable segment	34.5%	37.6%	42.2%	36.8%	36.9%

Earnings from continuing operations before interest and taxes	$192	$467	$59	$408	$424

EBIT as a % of sales	10.8%	22.3%	17.8%	23.1%	21.5%
% of total reportable segment	53.5%	67.3%	81.9%	65.6%	61.7%

Depreciation and amortization	$125	$85	$20	$65	$68

NET SALES

Net sales for fiscal 2007 were $1.776 billion, a 15.3% decrease from fiscal 2006. The lower demand in new residential construction and repair and remodeling in the United States has had a significant impact on demand for our residential insulation products. During the third and fourth quarters of 2007, we also experienced some quarter-over-quarter weakness in our commercial and industrial markets. Approximately three-fourths of this segment’s decline in sales was due to unfavorable volume and product mix, and the remainder of the decline was due to price erosion on certain products due to competitive pressure.

In response to weakening demand during the year, the Company curtailed production at multiple locations in the United States and Canada through extending curtailments, slowing certain production lines or extending downtime for furnace repairs or rebuilds. Throughout 2007 insulation inventories were adjusted to seasonal sales levels.

Net sales for fiscal 2006 were $2.097 billion, a 6.1% increase from the 2005 level of $1.976 billion. This increase was the result of favorable pricing in major product categories, as the continued strong demand in the United States housing and remodeling markets during the first nine months of fiscal 2006 and robust demand in the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

commercial and industrial market allowed us to recover energy, material and transportation cost increases. Beginning in the third quarter of fiscal 2006, we saw some slowing in demand in our residential construction markets. The decrease in net sales is primarily the result of the decline in demand in the fourth quarter of 2006 reflecting weaker housing activity compared to the fourth quarter of 2005 during which residential construction was very strong.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

For fiscal 2007, earnings from continuing operations before interest and taxes decreased $275 million from fiscal 2006. Approximately one-third of the decline is due to lower selling price and approximately one-third is due to decreased sales volumes. The adoption of fresh-start accounting upon our emergence from bankruptcy decreased 2007 year-over-year earnings from continuing operations before interest and taxes by approximately $37 million, related primarily to increased depreciation and amortization costs. The remainder of the decrease is due to idle facility cost, inflation in raw materials, energy and labor.

Earnings from continuing operations before interest and taxes for fiscal 2006 were $467 million, a 10.1% increase from the 2005 level of $424 million. The increase was the result of favorable pricing due to continued strong demand in the United States housing and remodeling markets, which more than offset approximately $70 million of inflation in raw materials, energy, labor and transportation, and approximately $6 million of additional cost, primarily depreciation and amortization, resulting from the impact of adopting fresh-start accounting.

Roofing and Asphalt

The table below provides a summary of sales, earnings (loss) from continuing operations before interest and taxes, and depreciation and amortization expense for the Roofing and Asphalt segment (in millions).

	Successor	COMBINED Twelve Months Ended December 31, 2006	Successor	Predecessor
	Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
Net sales	$1,375	$1,723	$167	$1,556	$1,806

% change from prior year	(20.2)%	(4.6)%			15.9%
% of total reportable segment	26.7%	30.9%	21.3%	32.5%	33.7%

Earnings (loss) from continuing operations before interest and taxes	$27	$72	$(23)	$95	$139

EBIT as a % of sales	2.0%	4.2%	(13.8)%	6.1%	7.7%
% of total reportable segment	7.5%	10.4%	(31.9)%	15.3%	20.2%

Depreciation and amortization	$40	$33	$7	$26	$35

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

For fiscal 2007, net sales declined 20.2% from the same period last year due to a decrease in volume. The decline in existing home sales and related roofing repair and remodeling activities, the lower demand in new residential construction in the United States and lower than average storm-related demand in the United States significantly impacted the demand for our products. Sales were lifted by the introduction of the Company’s newest laminate product Duration™ Series Shingles with SureNail® technology. The innovative shingles are now available across the United States, six months earlier than originally planned.

Net sales for fiscal 2006 were $1.723 billion, a 4.6% decrease from the 2005 level of $1.806 billion. This decrease was the result of a decline in volume related to both lower new residential construction activity and a lower level of storm-related demand, particularly in the second half of 2006. These factors were only partially offset by price increases, which reflect pass through of higher energy, material, and transportation costs.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

For fiscal 2007, earnings from continuing operations before interest and taxes were $27 million, a decrease of 62.5% from fiscal 2006. Volume reductions, resulting from a decline in residential repair and remodeling activities, storm-related demand, and lower demand in new residential construction, drove the reduction in earnings from continuing operations before interest and taxes compared to fiscal 2006. Improved asphalt purchasing and storage practices, lower year-over-year asphalt prices, improved productivity and price increases moderated the impact of inflation on energy and raw materials. The adoption of fresh-start accounting upon our emergence from bankruptcy decreased 2007 year-over-year earnings from continuing operations before interest and taxes by approximately $3 million, related primarily to increased depreciation and amortization costs.

Earnings from continuing operations before interest and taxes for fiscal 2006 were $72 million, a 48.2% decrease from the 2005 level of $139 million. Approximately two-thirds of the decrease was because of lower volume resulting from declines in new construction activity and storm-related demand. In addition the inability to achieve sufficient price increases in the second half of the year to offset significant increases in asphalt coating cost negatively impacted year-over-year performance. In addition earnings from continuing operations before interest and taxes for fiscal 2006 were negatively impacted by approximately $1 million of expense resulting from the impact of adopting fresh-start accounting.

Other Building Materials and Services

The financial results and discussion for this segment have been revised due to the August 2007 sale of the Siding Solutions business, which included three vinyl siding manufacturing facilities and a related distribution business. This segment is now comprised of our Masonry Products business (previously known as Cultured Stone) and our Construction Services business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The table below provides a summary of sales, earnings (loss) from continuing operations before interest and taxes, and depreciation and amortization expense for the Other Building Materials and Services segment (in millions).

	Successor	COMBINED Twelve Months Ended December 31, 2006	Successor	Predecessor
	Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
Net sales	$301	$377	$60	$317	$318

% change from prior year	(20.2)%	18.6%			17.0%
% of total reportable segment	5.8%	6.8%	7.6%	6.6%	5.9%

Earnings (loss) from continuing operations before interest and taxes	$14	$1	$(1)	$2	$3

EBIT as a % of sales	4.7%	0.3%	(1.7)%	0.6%	0.9%
% of total reportable segment	3.9%	0.1%	(1.4)%	0.3%	0.4%

Depreciation and amortization	$10	$12	$2	$10	$5

NET SALES

For fiscal 2007, net sales were $301 million, a decrease of 20.2% from 2006. The closure of our HOMExperts service line in the fourth quarter of 2006 reduced 2007 sales by $76 million. Sales in 2007 of our Masonry Products business were increased by the inclusion of approximately $24 million in sales from our acquisition of the Modulo™/ParMur Group during the third quarter of 2006. This increase was partially offset by declines in volume in the remainder of our Masonry Products business due to continued weakness in new construction and repair and remodeling markets in the United States.

Net sales for fiscal 2006 were $377 million, an 18.6% increase from the 2005 level of $318 million. This increase was primarily the result of volume growth in North American manufactured stone veneer products, and approximately $9 million related to the impact of our European manufactured stone veneer products acquisition in the third quarter of 2006.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

For fiscal 2007, earnings from continuing operations before interest and taxes were $14 million, an increase of $13 million from 2006. The impact of closing our HOMExperts service line in 2006 was the primary reason for the improved performance. In addition, manufacturing productivity improvements at our Masonry Products facilities offset the impact of declines in volumes related to the continued weakness in new construction and repair and remodeling markets in the United States.

Earnings from continuing operations before interest and taxes for fiscal 2006 was $1 million, a decrease from the 2005 level of earnings from continuing operations before interest and taxes of $2 million. The decrease was due primarily to losses in the HOMExperts portion of our construction services business, from which we announced our exit in the fourth quarter of fiscal 2006 partially offset by increased volume and production efficiencies in manufactured stone veneer products.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composite Solutions

Financial results and the discussion thereof for this segment have been revised due to the sale of our Fabwel unit, which produced and fabricated components and sidewalls for recreational vehicles and cargo trailers, during the third quarter of 2007.

The table below provides a summary of sales, earnings from continuing operations before interest and taxes, and depreciation and amortization expense for the Composite Solutions segment (in millions).

	Successor	COMBINED	Successor	Predecessor
	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
Net sales	$1,695	$1,382	$227	$1,155	$1,265
% change from prior year	22.6%	9.2%			9.0%
% of total reportable segment	32.9%	24.8%	28.9%	24.1%	23.6%
Earnings from continuing operations before interest and taxes	$126	$154	$37	$117	$121
EBIT as a % of sales	7.4%	11.1%	16.3%	10.1%	9.6%
% of total reportable segment	35.1%	22.1%	51.4%	18.8%	17.6%
Depreciation and amortization	$104	$90	$16	$74	$83

NET SALES

Net sales for fiscal 2007 were $1.695 billion, an increase of 22.6% from the same period of fiscal 2006. The acquisition of the reinforcements and composite fabrics businesses from the Saint-Gobain Group increased sales by approximately $160 million. Year-over-year improvements in volume increased sales by approximately $70 million compared to 2006. The effect of translating sales denominated in foreign currencies into U.S. dollars increased sales by approximately $50 million. The remainder of the increase in sales was due to increased prices.

Net sales for fiscal 2006 were $1.382 billion, a 9.2% increase from the 2005 level of $1.265 billion. The increase in sales was primarily attributable to the acquisition of a manufacturing facility in Japan from Asahi Glass Co. Ltd. during the second quarter of 2006.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

For fiscal 2007, earnings from continuing operations before interest and taxes were $126 million, a 18.2% decrease from fiscal 2006. However, affecting comparability were gains in earnings from continuing operations before interest and taxes in fiscal 2006 related to the sale of metal used in certain production tooling for approximately $45 million and insurance recoveries related to the flood at our Taloja, India production facility resulting in a gain of approximately $20 million. Fiscal 2006 also included $8 million of expense associated with downtime at our Taloja, India facility for repair of flood damage and expansion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

After considering these items, 2007 earnings from continuing operations before interest and taxes increased primarily due to the impact of improved selling prices, productivity gains, incremental earnings from the acquisition of the reinforcements and composite fabrics business from the Saint-Gobain Group and the effect of translating earnings denominated in foreign currencies into U.S. dollars. Offsetting these gains was the inability to fully offset higher costs through higher selling prices. The adoption of fresh-start accounting upon our emergence from bankruptcy decreased 2007 year-over-year earnings from continuing operations before interest and taxes by approximately $4 million, related primarily to increased post-employment benefit expenses.

Earnings from continuing operations before interest and taxes in fiscal 2006 were $154 million, a 27.3% increase from the 2005 level of $121 million. Gains on the sale of metal accounted for $38 million of the improvement.

Earnings from continuing operations before interest and taxes for fiscal 2006 also included $20 million of gain related to the insurance recoveries associated with the July 2005 flood of the Taloja, India manufacturing facility, partially offset by $8 million of cost related to downtime at this facility while it was being repaired and its capacity was expanded.

The decrease in earnings from continuing operations before interest and taxes, after excluding the effect of the gains on the sale of metal, the insurance recovery and the downtime costs, was due to cost inflation in raw materials and transportation. Earnings from continuing operations for fiscal 2006 were negatively impacted by approximately $2 million of expense resulting from the impact of adopting fresh-start accounting.

Corporate, Other and Eliminations

Financial results and the discussion thereof for corporate, other and eliminations have been revised due to the sale of the Siding Solutions business and our Fabwel unit during the third quarter of 2007. The loss from continuing operations has been recast for the Successor periods ended December 31, 2007 and December 31, 2006, and the Predecessor periods ended October 31, 2006 and December 31, 2005 to include corporate expenses that were previously allocated to Siding Solutions and Fabwel. These expenses totaled approximately $16 million for the year ended December 31, 2007, approximately $4 million for the two months ended December 31, 2006, approximately $19 million for the ten months ended October 31, 2006, and approximately $26 million for the year ended December 31, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The table below provides a summary of loss from continuing operations before interest and taxes and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions).

	Successor	COMBINED Twelve Months Ended December 31, 2006	Successor	Predecessor
	Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
Chapter 11-related reorganization items	$—	$(55)	$(10)	$(45)	$(45)
Asbestos litigation recoveries (claims)	—	13	—	13	(4,267)
Restructuring and other (costs) credits	(54)	(43)	(32)	(11)	18
Acquisition transaction costs	(28)	(13)	(6)	(7)	—
Impact of acquisition accounting	(13)	—	—	—	—
Loss related to the exit of our HOMExperts service line	(7)	—	—	—	—
Asset impairments	(60)	—	—	—	—
Employee emergence equity program	(37)	(6)	(6)	—	—
Fresh-start accounting impact	—	(63)	(63)	—	—
General corporate (expense) income	(15)	(120)	1	(121)	(194)

Loss from continuing operations before interest and taxes	$(214)	$(287)	$(116)	$(171)	$(4,488)

Depreciation and amortization	$54 (a)	$48	$22	$26	$33

(a)	Includes $21 million in accelerated depreciation related to fourth quarter 2007 actions to close facilities and reduce operating costs.

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

The impact of adopting fresh-start accounting on general corporate expense was a reduction in loss from continuing operations before interest and taxes for 2007 totaling approximately $54 million compared to 2006, primarily due to reduced charges for pension expense. Excluding the impact of adopting fresh-start accounting as described above, general corporate expense for 2007 decreased by $51 million from corresponding period in fiscal 2006. This decline was the result of a decrease of approximately $29 million in the charge for valuing inventories using the LIFO accounting method and decreased performance-based compensation expense totaling approximately $30 million.

The impact of adopting fresh-start accounting on general corporate expense was a reduction in the loss from continuing operations before interest and taxes for fiscal 2006 totaling approximately $11 million, primarily due

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

to reduced charges for pension expense. Excluding the impact of adopting fresh-start accounting as described above, general corporate expense for fiscal 2006 decreased by $63 million from the corresponding period in 2005. This decline was primarily the result of a decrease in performance-based compensation expense.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate as defined by OSHA, which we refer to as RIR. In fiscal 2007 our RIR improved 28% from the prior year, and our annual 2006 RIR improved 13% over our annual 2005 performance.

RECENT DEVELOPMENTS

In February 2008, Moody’s Investors Service downgraded our debt rating. This downgrade is not expected to have a material impact on our 2008 results, or our ability to obtain additional debt financing.

In the fourth quarter of 2007, we commenced various cost savings projects to reduce headcount, close certain facilities and curtail production; which resulted in restructuring and other charges of $57 million; $28 million of which are reported as restructuring on our Consolidated Statement of Earnings (Loss). We anticipate additional charges of $7 million in conjunction with these actions throughout 2008 and once complete we anticipate annualized savings of at least $100 million. These actions affected all business segments as well as our Corporate, Other, and Eliminations category.

The Company announced its plans to divest its facilities in Battice, Belgium; Birkeland, Norway; and assets located in Huntingdon, Pennsylvania to address regulatory concerns associated with the acquisition of Saint-Gobain’s reinforcement and composite fabrics businesses. The sale of assets located in Huntingdon, Pennsylvania was completed during October 2007. The Battice and Birkeland divestitures is expected to close in the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Successor		Predecessor
	Twelve Months Ended Dec. 31, 2007	Two Months Ended Dec. 31, 2006	Ten Months Ended Oct. 31, 2006	Twelve Months Ended Dec. 31, 2005
Cash balance	$135	$1,089	$1,205	$1,559
Cash flow from (used in) operations	182	15	(1,903)	746
Cash flow used in investing activities	(430)	(77)	(249)	(283)
Cash flow from (used in) financing activities	(731)	(54)	1,792	(30)

Cash balance: The reduction in our cash balance at December 31, 2007 compared to December 31, 2006 reflects the use of a majority of the cash on hand at December 31, 2006 to fund the contingent payment to the 524(g) Trust in January of 2007.

Cash flow from operations: The improvement in 2007 cash flow from operations was primarily the result of fiscal 2006 being significantly impacted by $2.441 billion in cash paid or restricted to satisfy payments to our creditors under the Debtors’ emergence from Chapter 11 proceedings. After considering the cash payments in fiscal 2006 related to satisfying our creditors under the Debtors’ emergence from Chapter 11 proceedings, cash flow decreased in 2007 as compared to fiscal 2006 primarily due to negative impact to earnings from continuing operations related to the decline in North American new residential construction market on building materials products. Additionally cash flow from operations in 2007 as compared to fiscal 2006 was negatively impacted by an increase in working capital requirements primarily related to incentive compensation payments of approximately $36 million in excess of amounts expensed in 2007 and interest payments of approximately $27 million in excess of amounts expensed in 2007. Additionally 2007 cash flow from operations was negatively impacted by an increase in pension fund contributions of approximately $72 million.

After considering the cash payments in fiscal 2006 related to satisfying our creditors under the Debtors’ emergence from Chapter 11 proceedings cash flow decreased in fiscal 2006 as compared to 2005 primarily due to additional Chapter 11-related reorganization cash costs and higher working capital requirements.

Investing activities: The increase in our cash used for investing activities in fiscal 2007 compared to fiscal 2006 was primarily due to acquisition of the Saint-Gobain’s reinforcement and composite fabrics businesses for approximately $640 million, which included $56 million in acquired cash and the assumption of $51 million of debt and excluded estimated transaction costs and purchase price adjustments, and increasing our ownership interest in Owens Corning India Limited for approximately $28 million, offset by approximately $437 million in net proceeds from the sale of our Siding Solutions business, our Fabwel business unit and our interest in Owens-Corning South Africa (Pty) Ltd in 2007 compared to acquisitions in fiscal 2006 of approximately $40 million. Offsetting this increase was a reduction in capital spending for plant and equipment proceeds, net of asset sales, due to reduced capital spending in order to align with the decline in demand for building material products in the North America.

The increase in our cash used for investing activities in fiscal 2006 compared to fiscal 2005 was primarily due to spending $40 million related to the acquisitions of a composites manufacturing facility in Japan from Asahi Glass Co. Ltd., and Modulo™/ParMur Group, a producer and distributor of manufactured stone veneer in Europe. In

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

fiscal 2006, both the additions to plant and equipment and the proceeds from the sale of assets were increased by approximately $56 million due to the sale of metal used in our composites manufacturing process and the purchase of a substitute metal for the same amount.

Financing activities: The $731 million cash used in financing activities 2007 was primarily the result of the payment of the $1.390 billion short term note payable to the 524(g) Trust in January of 2007, offset by $600 million borrowed under the delayed-draw Senior Term Facility. The cash used in financing activities in fiscal 2007 compares to cash provided by of $1.738 billion in fiscal 2006. Cash provided by financing activities in fiscal 2006 was primarily the result of generating cash of $3.240 billion, from the combination of the rights offering of the Company’s common stock and Senior Notes issued in connection with our emergence from bankruptcy, offset by $1.516 billion in payments to pre-petition lenders.

2008 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of free cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures will be about $325 million in 2008. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Share Repurchase Program: On February 21, 2007, the Company announced that its Board of Directors had approved a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. Shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion. During the year ended December 31, 2007, there were no repurchases of stock under the share repurchase program.

United States Federal Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash to the 524(g) Trust in January 2007, Owens Corning generated a significant U.S. Federal tax net operating loss of approximately $3.0 billion. We project that our U.S. cash tax rate will be less than 2% for at least the next five to seven years. The 2007 cash tax rate on international operations was approximately 18% in 2007, and we anticipate the cash tax rate on international operations will be lower in future periods.

Pension contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $122 million and $49 million to the plans during fiscal 2007 and fiscal 2006, respectively. The Company expects to contribute approximately $73 million in cash to its pension plans during 2008. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

Derivatives

To mitigate some of the near-term volatility in our earnings and cash flows, we use financial and derivative financial instruments to hedge certain exposures, principally currency and energy related. Our current hedging practice has been to hedge a variable percentage of certain energy and energy related exposures on a rolling

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

forward basis up to 36 months out. During fiscal 2007 and fiscal 2006, declining natural gas costs were unfavorable to our hedging portfolio, resulting in recognizing approximately $8 million and $11 million in pretax losses respectively. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures, and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures.

OFF BALANCE SHEET ARRANGEMENTS

The Company has entered into limited off balance sheet arrangements, as defined under Securities and Exchange Commission rules, in the ordinary course of business. These arrangements include a limited amount of unrecorded contingent payment obligations under acquisition purchase agreements which are not material. The Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

In the ordinary course of business, the Company enters into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2007 are as follows (in millions):

	Payments due by period
	2008	2009	2010	2011	2012	2013 and Beyond	Total
Short-term debt obligations	$47	$—	$—	$—	$—	$—	$47
Long-term debt obligations	4	6	12	741	1	1,192	1,956
Interest on fixed rate debt	84	83	83	83	83	1,106	1,522
Interest on variable rate debt	31	27	33	32	—	—	123
Capital lease obligations	6	4	3	2	2	30	47
Operating lease obligations	66	42	29	21	18	100	276
Purchase obligations (1)	192	77	38	37	32	127	503
Pension contributions (2)	73	53	53	50	48	—	277

Total (3)	$503	$292	$251	$966	$184	$2,555	$4,751

(1)	Purchase obligations are commitments to suppliers to purchase goods or service, and include take-or-pay arrangements, capital expenditures, and contractual commitments to purchase equipment. We did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. We do not believe such purchase orders will adversely affect our liquidity position.
(2)	The Pension contributions are based on what the Company currently projects contributions to our pension plans will be throughout 2012.
(3)	The Company has not included its FIN 48 liability in the contractual obligation table as the timing of payment, if any, cannot be reasonably estimated.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Bankruptcy Related. The Consolidated Financial Statements related to the Predecessor have been prepared in accordance with SoP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on a going concern basis. Although our plan of reorganization has been affirmed, several assumptions have been made to record amounts related to our bankruptcy. Changes in facts or additional information regarding these assumptions could result in a material change to the amounts and classifications reported in the historical Consolidated Financial Statements.

Fresh-Start Accounting. In connection with emergence from Chapter 11, we adopted the fresh-start accounting provisions of SoP 90-7 for Owens Corning. Under SoP 90-7, reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization. In implementing fresh-start accounting, Owens Corning allocated the reorganization value to the fair value of assets in conformity with procedures specified by SFAS No. 141 and stated liabilities, other than deferred taxes, at a present value of amounts expected to be paid. In addition, all prospective changes in accounting principles required to be adopted within 12 months of the date of emergence were adopted in conjunction with fresh-start accounting. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, subject to periodic evaluation for impairment. The effects of the allocation of the reorganization value to tangible and intangible assets and recording liabilities at present values expected to be paid will result in increased income from operations due to lower pension costs, partially offset by higher depreciation and amortization, and higher post-employment and post-retirement costs. However, additional compensation expenses related to restricted stock and options to be issued as part of the Plan will offset this net increase in income from operations. Earnings from continuing operations before interest, income taxes and depreciation and amortization will improve due to lower pension costs, partially offset by higher post-employment and post-retirement costs. In addition, under fresh-start accounting the stockholders deficit was eliminated and recorded at the reorganization value.

Purchase Accounting. The Company’s acquisition of Saint-Gobain’s reinforcement and composite fabrics businesses was accounted for in accordance with SFAS No. 141: Business Combinations (FAS 141). FAS 141 requires companies to allocate the purchase price to assets acquired and liabilities assumed based on the relative fair values of the assets and liabilities. The determination of the fair values of the assets acquired and liabilities assumed requires management to make estimates regarding the intended use and useful lives of the assets, exit costs for certain acquired facilities, amounts of contingent liabilities and potential working capital adjustments.

Revenue Recognition. The Company recognizes revenue when title and risk of loss passes to the customer, generally when goods are shipped. The Company estimates provisions for discounts and rebates to customers, returns, warranties and other adjustments based on its history of such items, and records them in the same period that the related sales are recorded.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Inventory Valuation. Inventories are stated at lower of cost or market value. Inventory costs include material, labor and manufacturing overhead. Market value is determined based on estimated selling prices less costs to sell. Approximately half of our inventories are valued using the first-in, first-out method and the balance of inventories is generally valued using the last-in, first-out method.

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

Pensions and Other Postretirement Benefits. Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions, such as inflation, investment returns, mortality, turnover, medical costs and discount rates through a collaborative effort by management and outside advisors such as consultants, lawyers and actuaries. The results of this effort provide management with the necessary information on which to base its judgment and develop the estimates used to prepare the financial statements. Changes in assumptions used could result in a material impact to the Company’s Consolidated Financial Statements in any given period.

Two key assumptions that could have a significant impact on the measurement of pension liability and pension expense are the discount rate and expected return on plan assets. For the Company’s largest plan, the U.S. plan, the discount rate used for the December 31, 2007 measurement date was derived by matching projected benefit payments to bond yields obtained from the Citigroup Above Median Pension Discount Curve developed at these respective dates. The Citigroup Above Median Pension Discount Curve is a yield curve developed monthly by Citigroup and is based on corporate bonds rated AA+, AA or AA- by Standard & Poor’s or Aa1, Aa2 or Aa3 by Moody’s. The result supported a discount rate of 6.55% at December 31, 2007 compared to 5.90% at the December 31, 2006 measurement date. A 25 basis point increase in the discount rate would decrease the December 31, 2007 projected benefit obligation for the U.S. pension plans by approximately $25 million and increase 2008 net periodic pension cost by approximately $0.4 million. A 25 basis point decrease in the discount rate would increase the projected benefit obligation by approximately $26 million and decrease 2008 net periodic pension cost by approximately $0.4 million.

The discount rate for the Company’s U.S. postretirement plan was selected using the same method as described for the pension plan. The result supported a discount rate of 6.45% at December 31, 2007 compared to 5.80% at December 31, 2006. A 25 basis point increase in the discount rate would decrease the U.S. postretirement benefit obligation by approximately $5 million and increase 2008 net periodic postretirement benefit cost by approximately $0.3 million. A 25 basis point decrease in the discount rate would increase the benefit obligation by approximately $5 million and decrease 2008 net periodic postretirement benefit cost by approximately $0.1 million.

The expected return on plan assets was derived by taking into consideration the current plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers. An asset return model was used to develop an expected range of returns on plan investments over a 20 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. This process resulted in the selection of an expected return of 8.00% at the December 31, 2007 measurement date, which return is used to determine net periodic pension cost for the fiscal year 2008. This assumption is unchanged from the 8.00% return assumption selected at the December 31, 2006

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

measurement date and 7.50% at the October 31, 2005 measurement date. A 25 basis point increase (decrease) in return on plan assets assumption would result in a respective decrease (increase) of 2008 net periodic pension cost by approximately $2 million.

The methods corresponding to those described above are used to determine the discount rate and expected return on assets for non-U.S. pension and postretirement plans, to the extent possible.

Asbestos-Related Estimates. Prior to emergence, the Company estimated a reserve for asbestos-related liabilities that had been asserted or were probable of assertion.

Tax Estimates. The determination of the Company’s tax provision is complex due to operations in several tax jurisdictions outside the United States. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. In addition, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties in accordance with FIN 48. Such uncertainties include any claims by the Internal Revenue Service for income taxes, interest, and penalties attributable to audits of open tax years.

ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The FASB, on February 12, 2008, issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of SFAS 157. The Company is in the process of evaluating the impact of adopting this statement.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations.” This statement requires that in a business combination the acquirer recognize all purchased assets and assumed liabilities at fair value, that negative goodwill due to bargain purchases be recognized as a gain in the income statement and that acquisition costs and planned restructuring costs associated with the acquisition be separately recognized. This statement is effective beginning of the first annual reporting period beginning on or after December 15, 2008 and is to be applied prospectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB 51.” This statement requires minority interests be reported as equity on the balance sheet, changes the reporting of net earnings to include both the amounts attributable to the affiliate’s parent and the noncontrolling interest and clarifies the accounting for changes in a parent’s interest in an affiliate. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, including interim periods within that fiscal year. The provisions of this statement are to be applied prospectively, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented. The Company is in the process of evaluating the impact of adopting this statement.

ENVIRONMENTAL MATTERS

Owens Corning is committed to complying with all environmental laws and regulations that are applicable to our operations. We are dedicated to continuous improvement in our environmental, health and safety performance.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $42 million in fiscal 2007. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

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

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against us as a PRP for contribution under such federal, state or local laws. At December 31, 2007, a total of 43 such PRP designations remained unresolved by us. In most cases, we are only one of many PRPs with potential liability for investigation and remediation at the applicable site. We are also involved with environmental investigation or remediation at a number of other sites at which we have not been designated a PRP.

We estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2007, our reserve for such liabilities was $9 million, of which $4 million is recorded in the Non-tax Bankruptcy Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

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

All forward-looking statements in this report should be considered in the context of the risk and other factors described above and as detailed from time to time in the Company’s Securities and Exchange Commission filings. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

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

Foreign Exchange Rate Risk

The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company enters into various forward and option contracts, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. The net fair value of financial instruments used to limit exposure to foreign currency risk was approximately break-even as of December 31, 2007. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $13 million.

The Company believes the near-term exposure to foreign exchange rate risk has not changed materially since December 31, 2006.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. The Company has a Revolving Credit Facility and a Senior Term Facility both of which are exposed to floating interest rates and may impact cash flow. The balances of the Revolving Credit Facility and the Senior Term Facility were $140 million and $600 million, respectively, at December 31, 2007. At year-end, for the Company’s Senior Term Facility, a 10% unfavorable move in interest rates would increase annual interest expense by $3.6 million.

Additionally, the Company is subject to interest rate risk from the change in the fair market value of its Senior Notes. It is estimated that a 10% adverse change in interest rates increases the fair market value of the Notes due in 2016 by 5.1% and the Notes due in 2036 by 10%.

The Company believes the near-term exposure to interest rate risk of its debt obligations has not changed materially since December 31, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Commodity Price Risk

The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as natural gas, and raw materials, such as asphalt and polystyrene. The Company enters into cash-settled natural gas swap contracts to protect against changes in natural gas prices on a rolling forward basis up to 36 months out; however, no financial instruments are currently used to protect against changes in raw material costs. At December 31, 2007, the net fair value of such swap contracts was a liability of approximately $2 million. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be approximately $5 million. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

The Company believes the near-term exposure to commodity price risk has not changed materially since December 31, 2006.

Metals Lease Cost Risk

The Company uses certain precious metals in its production tooling. A portion of the precious metals utilized in the reinforcements and composite fabrics businesses acquired from Saint-Gobain on November 1, 2007 is leased (the “Acquired Leases”). The Company’s lease costs in 2007 were approximately $8 million, which included approximately $5 million related to the Acquired Leases for the last two months of 2007.

Metal leases typically have terms varying from one month to two years and, accordingly, the financial costs of leasing are a function of the contracted financial cost at the time leases are renewed and the term of the leases. The spot and forward prices of precious metals can vary significantly, sometimes over short periods of time, and can have a significant impact on lease rates. As a result, financial lease costs can be subject to significant volatility. As an example, prices for one of the precious metals that we use increased by over 150% during the five year period ended December 31, 2007 and by a further 34% in the first seven weeks of 2008.

We attempt to mitigate this financial lease cost risk by staggering the renewals of leases over time and by managing operations to maintain flexibility in usage requirements. The Company also retains the ability to purchase precious metals and to utilize forward financial contracts or options to further mitigate this risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 98 through 173 of this filing are incorporated here by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Owens Corning has nothing to report under this Item.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9A.	CONTROLS AND PROCEDURES (continued)

end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 excluded the reinforcements and composite fabrics businesses that the Company recently acquired from Saint-Gobain as permitted by SEC guidelines during the first year of an acquisition. A report of the Company’s management on the Company’s internal control over financial reporting is contained on page 99 hereof and is incorporated here by reference. PricewaterhouseCoopers LLP’s report on the effectiveness of internal control over financial reporting is included in the Report of Independent Registered Public Accounting Firm beginning on page 100 hereof.

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Owens Corning has nothing to report under this Item.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION CONCERNING DIRECTORS

Directors

Our Board of Directors consists of 15 directors in three classes with five directors in each class. In accordance with our amended and restated bylaws and the plan of reorganization, these directors consist of:

•	eleven directors initially selected by the Board of Directors of OCD serving immediately prior to emergence, who we refer to as the OCD Designated Directors;

•

two directors, who we refer to as the Bondholder Designated Directors, one of whom was initially designated by the committee representing holders of OCD’s pre-petition bonds and one of whom was designated by that director upon the resignation of the other director initially designated by the committee representing holders of OCD’s pre-petition bonds;

•	one director initially designated by the Asbestos Claimants’ Committee, who we refer to as the ACC Designated Director; and

•	one director initially designated by the Future Claimants’ Representative, who we refer to as the FCR Designated Director.

On our Board of Directors, David J. Lyon and Daniel K. K. Tseung are the Bondholder Designated Directors, W. Howard Morris is the ACC Designated Director, and James J. McMonagle is the FCR Designated Director. The remaining directors are OCD Designated Directors.

The directors are divided into three classes, whereby:

•	the directors currently serving in Class I will hold office for a term expiring at the annual meeting of stockholders in 2010;

•	the directors currently serving in Class II will hold office for a term expiring at the second annual meeting of stockholders following the Effective Date; and

•	the directors currently serving in Class III will hold office for a term expiring at the third annual meeting of stockholders following the Effective Date.

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

•

the Bondholder Designated Directors, prior to the second annual meeting of stockholders following the Effective Date, have the right to fill any vacancy in the Board of Directors arising from the resignation, retirement, death, removal or incapacity of any Bondholder Designated Director; and

•

until such time as the asbestos trust formed as part of the Debtors’ emergence from bankruptcy (the “524(g) Trust”) no longer holds shares representing at least 1% of our issued and outstanding common stock, (i) the 524(g) Trust has the right to nominate individuals for election as the ACC Designated Director (as designated by the Trustees’ Advisory Committee) or the FCR Designated Director (as

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

designated by the Future Claimants’ Representative), and (ii) the Trustees’ Advisory Committee or the Future Claimants’ Representative has the right to fill any vacancy in the Board of Directors arising from the resignation, retirement, death, removal or incapacity of the ACC Designated Director or the FCR Designated Director, respectively.

Set forth below is information relating to the current members of the Board of Directors as of February 15, 2008.

Class I – Class Expiring at the Annual Meeting of Stockholders in 2010

Ralph F. Hake, 59, formerly Chairman and Chief Executive Officer for the Maytag Corporation. Director since 2006. Prior to joining Maytag, Mr. Hake was Executive Vice President and CFO for Fluor Corporation, a $10 billion California-based engineering and construction company. Mr. Hake also served for 12 years, from 1987 to 1999, in executive positions at Whirlpool Corporation. The positions held by Mr. Hake included: Senior Executive Vice President of global operations; Chief Financial Officer; President of the Whirlpool Bauknecht Appliance Group; and leader of the North American region operations for five years. Prior to joining Whirlpool, Mr. Hake served in various corporate strategic and financial positions at the Mead Corporation of Dayton, Ohio. Mr. Hake also served on the Board of Directors for the National Association of Manufacturers and was chairman of the group’s taxation and economic policy group. He currently serves on the Board of Directors of ITT Corporation. He received an MBA from the University of Chicago, and an undergraduate degree from the University of Cincinnati.

F. Philip Handy, 63, CEO of Strategic Industries, a worldwide diversified service and manufacturing company owned principally by Citigroup Ventures. Director since 2006. From 1968 to 1970, Mr. Handy worked at Fidelity Management and Research. He then joined Donaldson, Lufkin and Jenrette where he served as Vice President from 1970 to 1976. In 1976, he became the CEO of Combanks, a multiple bank holding company based in Orlando, Florida. In 1980, he commenced his career in the private equity business. From 1996 through 1999, Mr. Handy was managing director of Equity Group Corporate Investments, a private investment firm controlled by Sam Zell. Mr. Handy currently serves on the public Board of Directors of Anixter International, Inc. and Rewards Network, Inc. He was recently re-appointed by President George W. Bush to serve a second term on the National Board of Education Sciences for a three year term; he serves as the vice-chairman of the Committee. He earned a Bachelor of Arts in Economics, and graduated Cum Laude from Princeton University and later earned an MBA from Harvard Business School. He completed the sixth forum at The Rugby School and graduated from Northfield Mount Hermon School. He also served six years in the U.S. Army Reserve and was honorably discharged in 1973.

David J. Lyon, 35, Vice President of D. E. Shaw & Co., L.P. Director since 2008. Prior to joining D. E. Shaw group in 2007, Mr. Lyon was a managing director at The Cypress Group, LLC, a private equity firm, having previously worked for Och-Ziff Capital Management and Goldman, Sachs & Co. Mr. Lyon holds an MBA from Harvard University and Bachelor’s degree from the University of Notre Dame.

Michael H. Thaman, 43, Chairman of the Board, President and Chief Executive Officer of Owens Corning. Director since 2006; formerly a Director of OCD since January 2002. A graduate of Princeton University, Mr. Thaman joined Owens Corning in 1992. He was elected Chairman of the Board in April 2002 and President and Chief Executive Officer in December 2007. He also served as Chief Financial Officer from April 2000 until September 2007. Before assuming those positions, Mr. Thaman held a variety of leadership positions at Owens Corning, including serving as President of the Exterior Systems Business beginning in 1999 and President of the Engineered Pipe Systems Business beginning in 1997. Prior to joining Owens Corning, Mr. Thaman was Vice President in the New York office of Mercer Management Consulting, a strategy consulting firm. Mr. Thaman is a director of Florida Power & Light Group, Inc.

Daniel K. K. Tseung, 36, Managing Director at Sun Hung Kai Properties Direct Investments Ltd., the private equity division of one of Asia’s largest conglomerates. Director since 2006. Mr. Tseung previously worked at GE Equity, the private equity arm of GE Capital. He currently serves as a director of RCN Corporation and

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Chinacast Education Corporation. Mr. Tseung holds a Bachelor’s degree from Princeton University and a Master’s Degree from Harvard University.

Class II – Class Expiring at Second Annual Meeting of Stockholders following the Effective Date

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

Ann Iverson, 63, President and Chief Executive Officer of International Link, an international consulting firm in Carefree, Arizona. Director since 2006; formerly a Director of OCD since 1996. Ms. Iverson began her career in retailing and held various buying and executive positions at retail stores in the U.S. through 1989, including Bloomingdales, Dayton Hudson, and U.S. Shoe. She then joined British Home Stores as Director of Merchandising and Operations in 1990; Mothercare plc as Chief Executive Officer in 1992; Kay-Bee Toy Stores as President and Chief Executive Officer in 1994; and Laura Ashley Holdings plc as Group Chief Executive in 1995. She also served as Chairman of the Board of Brook Sports, Inc. from 2001 through 2004. In 1998, she founded and became President and Chief Executive Officer of International Link. Ms. Iverson is a Director of Shoe Pavillion, a member of the Board of Trustees of Thunderbird – The School of Global Management, and a member of Financo Global Consulting.

Joseph F. Neely, 67, Non-Executive Chairman of GoldToe Moretz, Inc., a leading manufacturer of hosiery sold under the Gold Toe brand names, in Newton, North Carolina. Director since 2006. Mr. Neely previously served as Senior Vice President of Sara Lee Corporation responsible for their knit products, hosiery, and intimate apparel groups. He also founded Raylen Vineyards and Winery, and serves on the North Carolina Grape Council. Mr. Neely received a Masters of Business Administration degree from The Wharton School of the University of Pennsylvania and a Bachelor of Science degree from the University of South Carolina.

W. Ann Reynolds, 70, former President and Professor of Biology at The University of Alabama at Birmingham, located in Birmingham, Alabama. Director since 2006; formerly a Director of OCD since 1993. A graduate of Kansas State Teachers College and the University of Iowa, where she earned a Ph.D. degree, Dr. Reynolds previously served as Chancellor of the City University of New York and as Chancellor of the California State University System. In prior years, she was Provost of the Ohio State University and Professor of Anatomy and Vice Chancellor for Research at the University of Illinois at the Medical Center. Dr. Reynolds is a director of Humana, Inc., Abbott Laboratories, Invitrogen Corporation, and the News-Gazette, Champaign, Illinois.

Robert B. Smith, Jr., 70, Director of the Virginia Environmental Endowment, a nonprofit, funded, grant making corporation dedicated to improving the environment. Mr. Smith is also a Member of the Board of Managers of Kentucky River Properties LLC, a land holding company whose primary business is leasing coal properties. Director since 2006; formerly a Director of OCD since 2004. A graduate of the University of North Carolina and the University of North Carolina Law School, Mr. Smith’s previous experience included serving as Trustee of the Dalkon Shield Claimants Trust, a public interest trust of $3 billion created by the Federal Bankruptcy Court to

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

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

Class III – Class Expiring at Third Annual Meeting of Stockholders following the Effective Date

Norman P. Blake, Jr., 66, former Chairman, President and Chief Executive Officer of Comdisco, Inc., global technology services, Rosemont, Illinois. Director since 2006; formerly a Director of OCD since 1992. A graduate of Purdue University, Mr. Blake also previously has served as Chief Executive Officer of the United States Olympic Committee; Chairman, President and Chief Executive Officer of Promus Hotel Corporation; Chairman, President and Chief Executive Officer of USF&G Corporation; Chairman, President and Chief Executive Officer of Heller International Corporation of Chicago; Executive Vice President – Financing Operations, General Electric Credit Corporation, General Electric Company. Mr. Blake is a member of the Purdue Research Foundation, Purdue University’s President’s Council and Dean’s Advisory Council, Krannert School of Management. He received his bachelor’s and master’s degrees from Purdue University and is the recipient of the degree of Doctor of Economics honoris causa from Purdue University, granted jointly by the Krannert School of Management and School of Liberal Arts. He has also been awarded The Ellis Island Medal of Honor.

William W. Colville, 73, Retired, former Senior Vice President, General Counsel and Secretary of OCD. Director since 2006; formerly a Director of OCD since 1995. A graduate of Yale University and the Columbia University Law School, Mr. Colville began his career at Owens Corning in 1984 as Senior Vice President and General Counsel. Prior to joining Owens Corning, he was President of the Sohio Processed Minerals Group from 1982 to 1984, and General Counsel of Kennecott Corporation from 1980 to 1982. Mr. Colville is also a director of Nordson Corporation.

Landon Hilliard, 68, Partner with Brown Brothers Harriman & Co., private bankers in New York, New York. Director since 2006; formerly a Director of OCD since 1989. A graduate of the University of Virginia, Mr. Hilliard began his career at Morgan Guaranty Trust Company of New York. He joined Brown Brothers Harriman in 1974 and became a partner in 1979. Mr. Hilliard is a Director of Norfolk Southern Corporation, Western World Insurance Company and Russell Reynolds Associates, Inc. He is also a Trustee of the Provident Loan Society of New York, a Trustee of the Jefferson Scholars Foundation at the University of Virginia, Chairman of the National Foundation for the Teaching of Entrepreneurship, and Secretary of The Economic Club of New York.

James J. McMonagle, 63, Of Counsel at Vorys, Sater, Seymour & Pease LLP, a law firm, Cleveland, Ohio. Director since 2007. Mr. McMonagle is Director and Chairman of the Board of Selected Family of Funds and formerly served as the Future Claimants’ Representative in OCD’s bankruptcy case and as Senior Vice President, General Counsel and Secretary of University Hospital Health System, Inc. and University Hospitals of Cleveland. He also was a Common Pleas Court Judge of Cuyahoga County, OH, and an attorney in private practice. Mr. McMonagle received his J.D. from Cleveland Marshall School of Law, and B.S. and B.A. degrees from Georgetown University.

W. Howard Morris, 47, Chief Investment Officer of Prairie & Tireman Capital Management and a Lecturer at The University of Michigan-Dearborn and Flint campuses. Director since 2007. Mr. Morris was formerly Vice President and Senior Portfolio Manager, Comerica Asset Management, a division of Comerica Bank, Chief Executive Officer and Emergency Financial Manager, Inkster, Michigan Public Schools, and Chief Financial Officer, Detroit, Michigan Public School District. He is a Certified Public Accountant, Chartered Financial Analyst and Personal Financial Specialist. He received an MBA from The Wharton School, University of Pennsylvania, and a BBA from Northwood University.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

INFORMATION CONCERNING EXECUTIVE OFFICERS

Certain information concerning Owens Corning’s executive officers is included on pages 21 to 22 hereof.

Identification of Audit Committee

Owens Corning has a separately-designated Audit Committee presently consisting of Norman P. Blake, Jr. (Chairman), Ralph F. Hake, Ann Iverson, W. Howard Morris, Joseph F. Neely, W. Ann Reynolds and Daniel K. K. Tseung. The Audit Committee acts pursuant to a charter that has been approved by our Board. The charter is updated periodically and can be found on the Company’s website at http://www.owenscorning.com and will be made available in print upon request by any stockholder to our secretary.

Audit Committee Financial Expert

Our Board of Directors has determined that Norman P. Blake, Jr. is an audit committee financial expert and that he is independent utilizing the definition for audit committee independence of the New York Stock Exchange (“NYSE”).

Audit Committee Report:

The Audit Committee has reviewed and discussed the audited financial statements of the Company contained in this annual report on Form 10-K with management and with PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm. The Committee has discussed with PricewaterhouseCoopers LLP the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU Section 380), as adopted by the Public Company Accounting Oversight Board. The Committee has also received the written disclosures and the letter from PricewaterhouseCoopers LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as adopted by the Public Company Accounting Oversight Board, and has discussed the independence of PricewaterhouseCoopers LLP with representatives of that firm.

Based on the review and discussions referred to in the preceding paragraph, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K for the year ended December 31, 2007, for filing with the Securities and Exchange Commission.

By Audit Committee:

Norman P. Blake, Jr., Chairman

Ralph F. Hake

Ann Iverson

W. Howard Morris

Joseph F. Neely

W. Ann Reynolds

Daniel K. K. Tseung

Code of Ethics for Senior Financial Officers

Owens Corning has adopted an Ethics Policy for Chief Executive and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Company has filed this policy as an exhibit to this annual report on Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Certifications

In December 2007, Owens Corning submitted to the NYSE the required annual certification that our Chief Executive Officer is unaware of any violation by the Company of NYSE corporate governance standards under Section 303A.12(a) of the NYSE listed company manual. The Company also filed with the SEC as exhibits to this annual report on Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

Based solely on its review and copies of such reports received or written representations from such executive officers, directors and ten percent stockholders, Owens Corning believes that all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent stockholders were complied with during fiscal 2007.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this section we provide information, discussion and analysis of our compensation programs for each person who served as our Chief Executive Officer, and Chief Financial Officer during 2007 and the other named executive officers for 2007 (collectively, the “Executive Officers”). David T. Brown retired effective as of December 6, 2007, as the President and Chief Executive Officer. Mr. Thaman became the Chairman, President and Chief Executive Officer effective December 6, 2007, immediately following Mr. Brown’s retirement. Effective as of September 17, 2007, Mr. Duncan Palmer commenced employment with the Company in the position of Chief Financial Officer. Mr. Palmer succeeded Mr. Thaman as Chief Financial Officer as of that date.

Introduction

As a global leader in building materials and high performance glass composites, we must employ highly talented individuals to build and grow our market leading businesses and ensure acceptable financial results. Consequently, we have designed our compensation and benefit programs to attract and retain highly qualified employees and to engage our employees to deliver the performance and financial returns that will drive stockholder value. In October 2006, we emerged from Chapter 11. The compensation programs that we had in place for our Executive Officers during our time in Chapter 11 were designed to address the significant challenges that we faced during those years. Since emerging from bankruptcy, we have made certain program changes to reflect our status as a publicly-traded company. These changes included revisions to compensation program design and structure, with appropriate equity-based compensation.

Detail regarding actual 2007 compensation and the specific amounts of such compensation can be found in the section below entitled “Executive Officer Compensation.”

Objectives of Our Compensation Programs – Our Philosophy

The Compensation Committee of our Board of Directors (which we refer to throughout this Compensation Discussion and Analysis as the “Committee”) is comprised entirely of independent directors and has responsibility for approving the compensation arrangements for our Executive Officers. The Committee acts pursuant to a charter that has been approved by our Board. The charter is updated periodically and can be found on the Company’s website at: http://www.owenscorning.com.

In 2007, the Committee retained a compensation consultant, Mercer Human Resource Consulting (“Mercer”, the “compensation consultant” or the “consultant”). Specifically, Mercer provided relevant market data, advice, alternatives and recommendations to the Committee with regard to the compensation of Executive Offices. The consultant is retained and engaged by the Committee, and the Committee is responsible for directing and reviewing the consultant’s work.

The compensation programs provided for our Executive Officers are designed to attract, retain and reward talented executives who contribute to our long-term success by building value for our stockholders. They are organized around four fundamental principles.

Our Compensation is Performance-Based

Our compensation plans are designed to drive and reward superior performance in a number of ways. Over the last five years, the Committee adjusted the compensation structure for all salaried employees, including the Executive Officers, by gradually decreasing their base pay and increasing their pay-at-risk. Base salary target levels were reduced from the 65 th percentile to the 50th percentile of our peer companies. At the same time, annual performance-based bonus target opportunities were increased from the 65th percentile to the 75th percentile of our peer companies, provided the Company achieved its performance goals. This change was phased in and placed substantially more pay at risk based on our overall performance.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

In 2007, the companies comprising our peer group were reviewed by the Committee, with analysis and recommendations from the compensation consultant, and the group was updated to better reflect Owens Corning’s competition for people, customers and investment, and currently includes the following fifteen companies:

American Standard Armstrong Holdings Ball Corporation Black & Decker Lennox International Masco Mohawk Industries Louisiana Pacific	Owens-Illinois Eagle Materials PPG Industries Sherwin-Williams Stanley Works Temple-Inland USG

These companies are either in the building products industry, serve related markets, or use manufacturing processes similar to Owens Corning, and have size (measured in annual sales, market capitalization or number of employees), or complexity comparable to Owens Corning. This peer group is reviewed annually by the Committee to ensure the relevance of the companies to which we compare ourselves.

While compensation data from the peer group serve as our primary reference, we supplement this information with data from compensation surveys covering general industry companies of similar size based on annual sales. This additional data, compiled by our outside compensation consultant, enhances our knowledge of trends and market practices.

Both our annual incentive program (referred to as our Corporate Incentive Plan (“CIP”), which pays incentives based on Company performance over a one-year period), and our Long-Term Incentive Program (“LTIP”) (which pays incentive based on Company performance over a three- year period) are designed to provide incentive pay to the Executive Officers at levels that correspond to whether the Company-wide performance goals set by the Committee pursuant to those plans are attained. Our philosophy is to provide clearly defined financial incentives to motivate our leaders to deliver superior results which will drive stockholder value. Further detail with regard to the specific goals and results that the incentive programs are designed to reward is described below.

The maximum award opportunities for our Executive Officers under the Corporate Incentive Plan range from 1.3 to 2.8 times their base salary. The Committee utilizes negative discretion (see Tax Deductibility of Pay) to assess individual performance and generally targets awards at 50% of each executive’s maximum award opportunity. Target awards under the Long-Term Incentive Program range from 2.1 to 3.8 times base salary. The ranges reflect participation levels determined for each Executive Officer in these plans. The participation levels for each of our Executive Officers are based on their specific positions, responsibilities, accountabilities and impact within the Company, and the market analysis discussed above. Such target participation levels are also vetted against the participation levels of similarly situated executive officers at peer companies.

Accordingly, the compensation structure for our Executive Officers (base salary and participation in our annual and long-term incentive plans) is generally determined by reference to similar positions at companies within our peer group. Because our incentive plans are performance-based, whether the participation levels of Executive Officers in our incentive plans actually translate into pay at, above or below this targeted structure is in large part determined by the Company’s performance and by the Committee’s assessment of each Executive Officer’s individual performance.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

The table below presents our targeted market positioning of Owens Corning’s on-going executive compensation program.

Pay Element	Target Market Position	Primary Market Reference	Owens Corning Compensation Element

Salary	50th Percentile of Median	Peer Group	Salary

Annual Incentives	75th Percentile	Peer Group	Corporate Incentive Plan (“CIP”)

Long-term Incentives	65th Percentile	Peer Group	Long-term Incentive Program (“LTIP”)

Total Compensation	65 Percentile	Peer Group	Combination of salary, annual and long-term incentives

We believe this market positioning provides a desirable mix of: (1) fixed versus variable pay-at-risk; and (2) annual versus long-term incentive opportunities. The Committee determines this mix based on the Company’s compensation philosophy and a review of practices at peer companies.

Our Compensation is Aligned with Stockholder Interests

We believe that total compensation should be driven by those business results that are best aligned with long-term stockholder value. The Committee selects funding criteria for the annual and long-term incentive programs that it believes will drive enterprise value and are correlated to stockholder return. Since the Company’s emergence from bankruptcy, the Committee, consistent with our focus on stockholder value, and consistent with market practices of peer companies, has begun phasing out the prior cash-based Long-Term Incentive Plan and converting to an equity-based program that uses three-year performance goals.

Our Compensation Programs Position Us to Compete for the Best Executive Talent

We believe that stockholders benefit when we can attract and retain talented executives. We accomplish this with compensation packages that are competitive, fair and appropriately reward outstanding performance. Our executive compensation program, while heavily weighted toward performance-based incentive plans, delivers total compensation at the 65th percentile of our peer group when the Company meets its performance goals. However, our Executive Officers can receive incentive compensation above or below the 65% percentile to the extent that the Company either exceeds or does not meet performance goals. To ensure that our programs remain market competitive, we benchmark our plans against the compensation programs of our peer companies with assistance from an external compensation consultant.

Our Compensation Programs Should Be Recognized as Challenging but Fair

We intend to create and maintain compensation programs that will be recognized as challenging and fair, both internally and externally. We will accomplish this by comparing the total compensation that is provided to our Executive Officers to:

(i)	the targeted compensation structure of similar executive officers at our peer companies (to measure external fairness);

(ii)	the actual compensation received by, and the corresponding results delivered by, similar executive officers at our peer companies (to measure external fairness);

(iii)	our other senior leaders at Owens Corning (to measure internal fairness); and

ITEM 11.	EXECUTIVE COMPENSATION (continued)

(iv)	the total compensation that the Committee, in its exercise of judgment after reviewing results achieved and impact on stockholders, believes is appropriate (to ensure overall fairness to the Executive Officers and stockholders).

The Elements of Our Compensation Program

The Committee emphasizes managing the Executive Officers’ total compensation. While each element is important, it is the total compensation of our Executive Officers that should correspond to their individual performance, the business results of the Company and value created for stockholders. The three main elements of our executive compensation program are base salary, an annual incentive opportunity (delivered through the Corporate Incentive Plan) and a long-term incentive opportunity delivered through the Long-Term Incentive Program which utilizes a substantial performance-based equity compensation component. Executives are also provided with benefits and perquisites, which comprise a relatively small portion of total compensation. The compensation policies and programs described herein, unless otherwise noted, are applied materially consistently with respect to all our Executive Officers.

Base Salary

Base salary levels for Executive Officers for any given year are generally reviewed by the Committee at its meeting in February. Adjustments in base salary on a year-over-year basis are dependent on the Committee’s assessment of Company and individual performance, while taking into account all elements of Executive Officer total compensation. When adjusting Executive Officer salaries, the Committee is mindful of its overall goal to keep base salary for our Executive Officers near the “median” or 50th percentile of companies in our peer group. The proportional amount of total compensation that is provided in the form of base salary is substantially less, assuming target performance levels are met, than the amount that is provided in the form of awards under our annual and long-term incentive programs, each of which is described below. For 2007, target performance levels for the incentive programs were not met so that the base salary was correspondingly a proportionally greater amount of the total compensation for the year than it would have been otherwise.

The Committee determines the CEO’s base salary, based upon a review of market data, time in position and individual and Company performance. For the remaining Executive Officers, the CEO makes recommendations to the Committee for its approval. The CEO makes recommendations based on several key factors for each Executive Officer, including:

•	the scope of responsibility and impact on the Company’s aggregate results;

•	the officer’s overall individual performance as evaluated by the CEO;

•	competitive salary levels;

•	the manner in which the officer interacts with and elevates the performance of the leadership team as a whole; and

•	the manner in which the officer demonstrates our Company’s values and sets the “tone at the top.”

In addition, when an Executive Officer is recruited from outside Owens Corning, the package necessary to attract candidates also plays a role in determining base salary and total compensation. The Committee considers the recommendations made by the CEO along with each of the factors described above and uses its judgment to make the final determination and approval of Executive Officer salaries in a manner which is consistent with the compensation philosophy, needs and interests of the Company.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Through the December 6, 2007 retirement of Company’s former CEO, his base salary was below the 50th percentile of our peer group and the base salary of the former CFO/Chairman was higher than the 50 th percentile of our peer group. This positioning was deliberate in recognition of the unique management partnership between our former CEO and the former CFO/Chairman (now CEO/Chairman), and the additional accountability associated with our former CFO/Chairman leading and chairing the Board of Directors. Currently, the base salary for all other Executive Officers is set at or near the 50th percentile of our peer group, other consideration given to the other factors and philosophy as described above. The CEO recommended and the Committee considered increases in base salary during 2007 for Executive Officers who were below the 50th percentile in market value and who were performing well based on an individual performance evaluation. Mr. Thaman was appointed CEO during 2007 and therefore received a commensurate increase in base salary based on the factors described above and the increased accountability of the position. Further specific information regarding annual salaries for the Named Executive Officers can be found in the Summary Compensation Table and discussion below.

Annual Incentive Plan

Our annual incentive plan is referred to as the Corporate Incentive Plan. The general amount of funding under the Plan available for all awards for the year (commonly referred to as CIP funding) is determined on the basis of the achievement of company-wide goals set for a single fiscal year, and individuals’ awards are determined based upon a discretionary assessment of individual performance. The Committee assesses the individual performance of the CEO, and reviews and approves the CEO’s assessment of individual performance of the other named executive officers in determining CIP amounts. Awards are paid in the form of a lump-sum cash payment, unless deferred pursuant to the Deferred Compensation Plan as described below.

Each year, at the initial Committee meeting for the year, the Committee selects performance objectives or “funding criteria” that are used to determine the overall incentive pool for the Company. For 2007, the Committee selected specific levels of adjusted Earnings Before Interest and Taxes (“EBIT”) and Cash Flow from Operations as the relevant performance objectives/funding criteria. EBIT was selected to emphasize the importance of generating increased levels of profitability. Cash Flow from Operations was selected to emphasize the same while adding the impact of working capital management.

Funding of the CIP can range, on the basis of Company performance, from Entry or Threshold Funding (zero CIP funding) to Maximum Funding (two times the target CIP funding established by the Committee). Straight line interpolation is used to determine CIP funding between Threshold and Target funding, and between Target and Maximum funding although individual awards may vary based upon an assessment of individual performance.

When establishing Threshold, Target and Maximum CIP funding levels for 2007, the Committee used a variety of guiding principles, including:

•

Salaried employees, including the Executive Officers, should receive total compensation at the 65th percentile, provided they deliver the results and the business objectives called for in the Board-approved Operations Plan (which is a comprehensive strategic business plan for the Company) for the year.

•

Target CIP funding (the funding required for salaried employees to attain total compensation at the 65th percentile) should correspond with the performance and results necessary to achieve the Board-approved Operations Plan (i.e., for 2007, the Income From Operations and Cash Flow from Operations required by the Operations Plan).

o	Whether Target funding can be attained is a function of the degree of difficulty associated with the Operations Plan. Based on consideration and assessment of the Company’s performance history and the current business climate and competitive environment in the industry, the Committee believed the 2007 Operations Plan had a significant degree of difficulty.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

o	Threshold Funding should be set so that it is frequently attained, with the mindset that as the CIP funds, it will create a pool from which the Company’s best performing employees can be rewarded for delivering desired business results.

o

CIP funding between Threshold and Target will create an available pool from which the best performing employees can receive awards, but is insufficient to compensate all salaried employees at the targeted 65th percentile, which the Committee believes is appropriate for a performance-based incentive plan.

•

Maximum Funding is also determined based on the Committee’s view of the degree of difficulty of the Operations Plan – the more difficult the Operations Plan/Target Funding is to achieve, the less incremental performance (above target performance) is required to reach Maximum Funding.

o	Maximum Funding should be set so that it is not frequently attained, with the mindset that it requires Company performance to be significantly higher than the Operations Plan to warrant CIP funding at or near Maximum.

o	CIP funding between Target and Maximum should reflect a level of performance that distinguishes the Company and its leaders, and translates into increased stockholder value.

•

When setting Threshold, Target and Maximum performance/funding levels for the CIP as noted above, the Committee strives to match desired business outcomes with incentive pay so that salaried employees, including the Executive Officers, are paid:

o	Total compensation at the 65th percentile when they deliver the performance and business outcomes necessary to attain the Operating Plan;

o	In the top quartile (above the 75th percentile) when they deliver top quartile performance, which is performance in excess of the planned target outcome; and

o	In the third/bottom quartile when they deliver performance below the targets reflecting the approved Operating Plan.

•

The Committee retains discretion to reduce funding or not pay bonuses even if the relevant performance targets are met (and vice versa), under certain circumstances. This discretion has been most frequently exercised to reduce plan funding and Executive Officer awards based on the Committee’s exclusion of the favorable funding impact of non-planned events, non-recurring events, large transactions and corresponding accounting treatments, but may also be used to increase plan funding based on similar adjustments. The Committee exercised its discretion to adjust the funding for the plan to neutralize the impact of discontinued and acquired operations taking place during the year.

For 2007, the funding targets for the annual CIP (excluding the impact of the Company’s discontinued and acquired operations), were as follows:

Corporate Incentive Plan	Threshold Funding	Target Funding	Maximum Funding

Adjusted EBIT (75% weight)	$330MM	$430MM	$510MM

Adjusted cash flow (25% weight)	$282MM	$348MM	$402MM

ITEM 11.	EXECUTIVE COMPENSATION (continued)

In 2007, the Company was faced with more difficult market conditions than envisioned when setting its Operations Plan. The Committee’s practice and philosophy has historically been that incentive plan funding should not be advantaged or disadvantaged as a result of Board-approved transactions. The Committee adjusted the funding targets for the annual CIP to neutralize the impact of discontinued and acquired operations transactions taking place during the year. Nevertheless, the Company did not achieve its adjusted income from operations and cash flow target goals. For 2007, CIP funding under the adjusted funding targets was approved at 15.7 % of target.

Once overall funding of the CIP is determined, actual awards are determined for Executive Officers based on their individual performance. To reinforce our performance culture, individual awards can range from 0% to 100% of each Executive Officer’s maximum award opportunity. The Committee utilizes negative discretion in determining actual awards. Factors considered in assessing individual performance include: the financial performance of individual business units, achievement of pre-determined strategic objectives and progress towards people development. The Committee determines the CEO’s individual award based upon its assessment of the CEO’s performance for the year. For the other Executive Officers, the assessment is made by the CEO for each Executive Officer on an individual basis and reviewed and approved by the Committee. When assessing individual performance, the considerations by the CEO and the Committee include those referenced above when determining base salary, as well as a comparison among Executive Officers to determine their relative contributions to the Company’s business results – with the goal being to differentiate awards based on performance. The Committee received recommendations from the CEO, assessed a performance evaluation for each of the executive officers and applied its judgment consistent with the factors described to review and approve the CIP payouts for each Executive Officer for 2007. The specific award amounts received by each of the Named Executive Officers for 2007 are reflected in the Summary Compensation Table below.

Long-Term Incentives

We believe Long-Term Incentive opportunities should align Executive Officer behaviors and results with key enterprise drivers and the interests of stockholders over an extended period of time.

Long-Term Incentive Program. Beginning in 2007, our Long-Term Incentive (“LTI”) program was re-designed into a primarily equity-based long-term incentive program that continued to make use of performance goals over a three-year period. The Long-Term Incentive Program (“LTIP”) uses overlapping three-year performance cycles, with a new cycle beginning each year. For prior performance periods, given our Chapter 11 status, the LTIP utilized only cash incentive opportunities.

For the three-year performance period commencing in 2007, the LTIP consisted of grants under the 2006 Stock Plan using two separate components: (1) Restricted Stock whereby vesting occurs and restrictions lapse at the completion of the three year period (employees in certain foreign jurisdictions receive Restricted Stock Units); and (2) Performance Share Units (“PSUs”) whereby vesting occurs at the completion of the three-year performance period and participants receive a settlement of their individual awards based on the Company’s performance against pre-established performance criteria. PSUs are settled half in cash (in an amount that is tied to the value of the Company’s common stock) and half in shares of Company common stock. This mix provides an increasing ongoing stake in the Company with each performance cycle, while also providing a cash payment at the completion of each cycle that reflects value added to the Company as a whole. The performance criteria used to determine the number of PSUs ultimately received by the participants are Earnings Per Share (weighted at 50%) and specific corporate objectives targeting various areas of Company performance (weighted at 10% each), as follows:

•	Sales growth through the residential reinsulation market in North America

•	Achievement of specified synergies associated with the acquisition of Saint-Gobain’s Reinforcements and Composite Fabrics business (a.k.a. Vetrotex)

ITEM 11.	EXECUTIVE COMPENSATION (continued)

•	Increased operating margin in our residential roofing business

•	Manufacturing excellence, improved safety and employee engagement measured by the reduction of our Recordable Incident Rate; and

•	Achievement of specified Energy Intensity Reduction goals

Prior years’ LTIP awards provided an opportunity to receive a cash incentive payment at the completion of a three-year performance period. The performance objective/funding criterion for the performance period beginning in 2005 and ending in 2007 was based on the Company’s Return On Net Assets (“RONA”). RONA was selected to drive the efficient and profitable use of assets well above the Company’s cost of capital.

For the 2005-2007 performance period, LTIP funding was approved at 134% of Target based on Company performance against the following:

2005-2007 LTIP	Threshold Funding	Target Funding	Maximum Funding
Three- year average RONA	14.3%	16.8%	17.8%

Payouts are calculated based on the Company’s performance against the performance targets established for each performance period. Specific detailed information about the payout amounts received by each Named Executive Officer is reflected in the section below entitled “Executive Officer Compensation.”

Appointment Stock Grants. During 2007, the Company hired a new CFO and promoted the former CFO and Chairman to the position of President, CEO and Chairman. In connection with these appointments, the Committee utilized equity grants as a component of initial compensation upon appointment in order to induce acceptance of the appointment, to promote retention and to immediately align the interests of such appointed Executive Officer with the interests of our stockholders. For the President and CEO this grant consisted of restricted stock which vests upon achievement of specified stock price targets. For the CFO the appointment equity grant consisted of restricted stock and options which have a three-year cliff vesting. Utilizing information and advice from the compensation consultant with respect to peer company practices, and recommendations from management, the Committee applied its judgment to determine appointment grant levels sufficient to attract, retain and properly incentivize these key Executive Officers. The Committee prefers to utilize these one-time grants rather than offering a more substantial increase in base salary. Specific details of these grants are as disclosed in the tables and footnotes in the section below entitled “Executive Officer Compensation.”

Timing of Equity Awards. The Company does not have any program, plan or practice to time equity grants in coordination with the release of material, non-public information. In 2007, the Company granted stock options only to its newly-hired Senior Vice President and Chief Financial Officer. The exercise price of the stock options was determined by the closing price of the Company’s common stock on the date the Committee approved the award. Annual awards of restricted shares and performance share units are generally granted on the date of the Compensation Committee’s annual February meeting. The Company may also grant equity awards to newly-hired or promoted executives, effective on the start or promotion date.

Stock Ownership Guidelines. Effective January 1, 2007, the Committee established stock ownership guidelines for our Officers and Directors. These guidelines are designed to cause our Officers, including Executive Officers to increase their equity stake in Owens Corning, and thereby more closely link their interests with those of our stockholders. These stock ownership guidelines provide that within five years of the effective date of this guideline or of becoming an Executive Officer, each Executive Officer must own (not including unexercised stock options) shares of our common stock or vested stock units with a value of three to five times their base salary, depending on their position.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Perquisites

Our Executive Officers receive nominal perquisites which have an aggregate value of less than $10,000.

Management and the Committee review any perquisites provided to Executive Officers on a regular basis, to ensure that they continue to be appropriate. As a result of the most recent review, many of the perquisites received in prior years by Executive Officers were either reduced or discontinued for 2007.

Deferred Compensation Plan

Beginning in 2007, we implemented a Deferred Compensation Plan which allows officers, including the Executive Officers, to defer receipt of some or all of their cash incentive awards under the Annual and Long-Term Incentive Programs. Currently, base salary is not eligible to be deferred under this plan. Deferred amounts are credited with earnings or losses based on the rate of return of specified mutual funds and/or Owens Corning stock. We do not match amounts that are deferred by participants. The Deferred Compensation Plan is not funded, and participants have an unsecured commitment from us to pay the amounts due under the plan. When such payments become distributable, the cash will be distributed from our general assets.

We provide this benefit in an effort to maximize the tax efficiency of our compensation program. We believe that provision of this benefit is important as retention and recruitment tool as many of the companies with which we compete for executive talent provide similar plans to their senior employees.

Post-Termination Compensation

Severance Agreements. We have entered into severance agreements with our officers, including the Executive Officers. These agreements were approved by the Committee and the United States Bankruptcy Court while the Company was in bankruptcy. The severance agreements were adopted for the purpose of providing for payments and other benefits if the officer’s employment terminates for a qualifying event or circumstance, such as being terminated without “cause” as this term is defined in the severance agreements. We believe that these agreements are important to recruiting and retaining our officers, as many of the companies with which we compete for executive talent have similar agreements in place for their senior employees. Based on practices among peer companies and consistent with the interests and needs of the Company, the Committee determined an appropriate level of severance payments and the circumstances which should trigger such payments. Therefore, the severance agreements with the Named Executive Officers provide, under certain termination scenarios, for the payment of an amount equal to two times base salary and annual incentive awards plus continuation of health insurance coverage for a maximum period of two years and, for certain Executive Officers, reimbursement with respect to any excise taxes that may be imposed under Section 280G of the Internal Revenue Code (this is evaluated annually and our analysis indicates that no such taxes are applicable to the current level of severance). The severance agreements provide for payments upon a “change in control” only if the individual is also terminated for reasons other than cause in connection with the change in control. This is commonly referred to as a “double trigger” severance provision. Payments under the severance agreements are made in cash and are paid in the form of a one-time lump-sum payment. Health care coverage provided under the severance agreements is provided in kind. Additional specific information regarding potential payments under these severance agreements is found under the heading “Potential Payments upon Termination or Change-in-Control.”

Pension Plan and Supplemental Pension Plan. Our Pension Plan is a funded, tax-qualified, noncontributory defined-benefit cash balance pension plan that covers certain employees, including the Executive Officers. Generally, the Pension Plan establishes a notional account into which a benefit equal to 4% of the participant’s annual base salary plus annual CIP incentive award is credited. This notional account earns interest based on

ITEM 11.	EXECUTIVE COMPENSATION (continued)

five-year Treasury bills, and is paid when the participant’s employment with the Company comes to an end. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law.

We also have a Supplemental Pension Plan (the “Supplemental Plan”) for which certain officers of the Company are eligible to participate, including the Executive Officers. This unfunded plan is paid out of our general assets and provides a benefit substantially equal to the difference between the amount that would have been payable under the Pension Plan, in the absence of legislation limiting pension benefits and earnings that may be considered in calculating pension benefits, and the amount actually payable under the Pension Plan.

The specific pension arrangements of the Executive Officers may differ to the extent they are longer term employees who were part of the group of salaried employees whose traditional pension plan was frozen as of December 31, 2000. Such longer term employees may have benefits calculated differently than those hired after December 31, 2000. Each Executive Officer’s pension benefit is quantified in the 2006 Pension Benefits Table below.

Savings Plan or 401(k) Plan. We have a Section 401(k) Savings Plan (the “Savings Plan”) for our salaried employees in which the Executive Officers may participate. It is a tax-qualified plan in which participating employees may contribute a portion of their base salaries and annual incentive award CIP into their Savings Plan accounts, subject to applicable IRS limitations. In addition, we match an amount equal to one dollar for each dollar contributed by participating employees, up to a maximum of five percent of their regular earnings. Amounts held in Savings Plan accounts may not be withdrawn prior to the employee’s termination of employment, subject to certain IRS exceptions.

We maintain the Savings Plan for our employees, including our Executive Officers, because we want to encourage our employees to save some percentage of their cash compensation for their eventual retirement. The Savings Plan permits employees to make such savings in a tax efficient manner.

Tax Deductibility of Pay

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Tax Code”), places a limit of $1 million on the amount of compensation we may deduct in any one year with respect to any “covered employee” under Section 162(m).

There is an exception to the $1 million limitation for performance-based compensation meeting certain requirements. Awards pursuant to our Annual and Long-Term Incentive Programs, together with performance share and stock option grants are intended to qualify as performance-based compensation meeting those requirements so that they are fully tax deductible. Restricted stock and restricted stock units are not considered performance-based under Section 162(m) of the Tax Code, and should they ever exceed $1 million when combined with base salary, they will not be tax deductible by the Company.

To maintain flexibility in compensating Executive Officers, the Committee desires to retain both positive and negative discretion so that when evaluating an Executive Officer’s performance it may increase or decrease incentive awards. Because Section 162(m) restricts the Committee to negative discretion, it generally uses higher target incentive participation levels and then exercises the appropriate “negative” discretion.

Disclosure of Specific Incentive Targets

With respect to both the Corporate Incentive Plan and the Long-Term Incentive Program, detail on the specific financial performance targets under these criteria for performance periods completed during the reporting period

ITEM 11.	EXECUTIVE COMPENSATION (continued)

has been disclosed above. However, specific performance targets for ongoing and future performance periods is not disclosed because they are substantially based on the prospective strategic operations plans and corporate objectives of the Company, and disclosure of these prospective specific performance targets is not material to an understanding of our Executive Officer compensation for 2007. Such performance goals do not have a material impact on the compensation actually received in or attributable to the 2007 reported period. As described above, and as evidenced by the targets and outcomes described for the completed performance periods for the incentive compensation plans, the performance targets selected have a degree of difficulty which the Committee considers to be challenging but achievable. The Committee establishes the goals at the beginning of the performance period at levels that reflect our internal, confidential operations plan. These goals are within the ranges of what we have publicly disclosed for completed performance periods, and accordingly require a high level of financial performance in the context of the current business climate and over the performance periods to be achieved.

Compensation Committee Report:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis appearing in this Item 11 with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

By Compensation Committee:

Ralph F. Hake, Chairman

Gaston Caperton

F. Philip Handy

Ann Iverson

James J. McMonagle

Joseph F. Neely

ITEM 11.	EXECUTIVE COMPENSATION (continued)

EXECUTIVE OFFICER COMPENSATION

The following tables provide information on compensation and stock-based awards received by individuals who served as Owens Corning’s Principal Executive Officer and Principal Financial Officer during 2007 and the three other highest paid individuals who were serving as executive officers of Owens Corning at the end of 2007 (these six individuals collectively are referred to as the “Named Executive Officers”). David T. Brown retired effective as of December 6, 2007, as the President and Chief Executive Officer. Mr. Thaman became the Chairman, President and Chief Executive Officer effective December 6, 2007, immediately following Mr. Brown’s retirement. Effective as of September 17, 2007, Mr. Duncan Palmer commenced employment with the Company in the position of Chief Financial Officer. Mr. Palmer succeeded Mr. Thaman as Chief Financial Officer as of that date.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David T. Brown Former President and Chief Executive Officer	2007 2006	793,750 750,000	0	3,459,546 125,000	1,556,917 91,583	2,735,820 4,586,745	687,000 96,000	11,250 30,538	9,244,283 5,679,866

Michael H. Thaman (5) President, Chief Executive Officer and Chairman of the Board	2007 2006	711,458 650,000	0	1,075,184 125,000	549,500 91,583	2,370,111 3,902,210	44,000 72,000	11,250 44,388	4,761,503 4,885,181

Duncan J. Palmer (6) SVP and CFO	2007	145,833		214,824	54,407	18,603	4,000	7,292	444,959

Charles E. Dana (7) Vice President and President, Composite Solutions Business	2007 2006	430,627 393,752	217,496	454,458 58,333	256,433 42,739	757,429 1,125,273	67,000 407,000	11,250 37,368	1,977,197 2,281,961

David L. Johns Senior Vice President and Supply Chain and Information Technology Officer	2007 2006	367,500 367,500	228,288	434,874 58,333	256,433 42,739	702,311 1,153,323	44,000 80,000	11,250 39,838	1,816,368 1,970,021

Sheree L. Bargabos President Roofing and Asphalt	2007	365,313		434,874	256,453	632,637	0	11,250	1,700,527

(1)	For 2007, the amounts reflected in these columns consist of restricted stock, non-qualified stock options and equity based performance share units granted under the Owens Corning 2006 Stock Plan both in 2007 and in prior years. For Mr. Palmer, this column also reflects amounts related to an initial grant of restricted stock and non-qualified stock options made upon his commencement of employment with the Company. For Mr. Thaman, this column also reflects amounts related to the appointment grant of restricted stock made to him upon his appointment as President and CEO. The amounts shown reflect the dollar amounts recognized for 2007 financial statement reporting purposes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), disregarding the estimate of forfeitures related to service-based vesting conditions. This valuation method values restricted stock, non-qualified stock options and equity based performance share units granted in 2007 and in prior years. See Note 18 to the Consolidated Financial Statements for a discussion of the relevant assumptions made in such valuation. For further information on the 2007 awards, see the 2007 Grants of Plan-Based Awards table below.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

(2)	The amounts reflected in this column consist of amounts received under the annual Corporate Incentive Plan (“CIP”) and the Long-Term Incentive Plan (“LTIP”) for the reporting period including: (1) awards under the 2007 CIP to each Named Executive Officer as follows: Mr. Brown received $ 174,666, Mr. Thaman received $128,915, Mr. Palmer received $18,603, Mr. Dana received $54,932, Mr. Johns received $37,503 and Ms. Bargabos received $27,960, and; and (2) awards under the LTIP for the three-year performance period beginning on January 1, 2005, and ending on December 31, 2007, to each Named Executive Officer as follows: Mr. Brown received $2,561,354, Mr. Thaman received $2,241,196, Mr. Palmer received $0, Mr. Dana received $702,497, Mr. Johns received $664,808 and Ms. Bargabos received $604,697.
(3)	The amounts reflected in this column consist of the increase in actuarial value of each Named Executive Officer’s pension benefits in 2007. The total accrued pension value is reflected in the Pension Benefits table below.
(4)	For 2007, the Named Executive Officers received perquisites which had an aggregate value of less than $10,000. For 2007 the amount shown represents matching contributions made by the Company on qualified savings plan contributions. The amounts reflected in this column for 2006 consist of: (1) perquisites and personal benefits for each of the Named Executive Officers and (2) contributions made by Owens Corning to such officer’s account in the Owens Corning Savings Plan during the year.
(5)	Mr. Thaman’s annual base salary effective as of December 6, 2007, is $950,000. Mr. Thaman’s base salary for 2007 reflects this salary change.
(6)	Mr. Palmer commenced employment effective September 17, 2007. Amounts shown reflect compensation from September 17, 2007 through December 31, 2007. Mr. Palmer has an annual base salary of $500,000.
(7)	Mr. Dana’s annual salary was increased during 2007 to $435,000. Mr. Dana’s salary amount shown for 2007 reflects this salary increase.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

2007 Grants of Plan-Based Awards Table

The following table provides information regarding all awards granted during 2007 under the various compensation and incentive plans applicable to the Named Executive Officers. The narrative that follows describes such programs as reflected in the table. Amounts below reflect maximum incentive opportunities under the Long-Term Incentive Plan and Corporate Incentive Plan, each for the performance period commencing as of January 1, 2007. Actual awards for the 2007 Corporate Incentive Plan are reflected in Column (g) of the Summary Compensation Table and footnotes to the table. Plan funding and individual award amounts are determined as described in the narrative to these tables.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
David T. Brown	2007-2009 LTIP (1)	—	1,003,203	2,006,406	45,073	59,800	89,254				2,036,788
	2007 CIP (1)	—	1,120,000	2,240,000

Michael H. Thaman (5)	2007-2009 LTIP (1)	—	854,702	1,709,403	38,401	50,948	76,042				1,735,289
	2007 CIP (1)	—	660,190	1,320,380							3,828,000
	Equity Grant (2)							200,000

Duncan J. Palmer	2007-2009 LTIP (1)	—	346,492	692,985	15,569	20,655	30,828				703,509
	2007 CIP (1)	—	94,791	189,582
	Equity Grant (3)							37,051			983,334
	Equity Grant (3)								69,470	26.99	644,682

Charles E. Dana	2007-2009 LTIP (1)	—	274,558	549,115	12,336	16,366	24,427				557,426
	2007 CIP (1)	—	282,750	565,500

David L. Johns	2007-2009 LTIP (1)	—	223,076	446,152	10,023	13,298	19,847				452,913
	2007 CIP (1)	—	238,875	477,750

Sheree L. Bargabos	2007-2009 LTI (1)	—	223,076	446,152	10,023	13,298	19,847				452,913
	2007 CIP (1)	—	238,875	477,750

(1)	Reflects incentive opportunities under the Long-Term Incentive Plan and the Corporate Incentive Plan (“CIP”) for performance periods commencing in 2007. Actual award amounts for the 2007 CIP are reflected in Column (g) of the Summary Compensation Table and footnote 4 to the table. Plan funding and individual award amounts are determined as described in the narrative to these tables. Incentive plans provide no payout at or below threshold funding. Incentive payments are made only where plans fund above threshold. Estimated future payouts under the 2007-2009 LTIP are calculated assuming the base salary in effect for each Named Executive Officer as of the end of year.
(2)	Reflects restricted stock grant made to Mr. Thaman upon his appointment as President and CEO of the Company. The restricted stock granted to Mr. Thaman vests in 20% increments upon Company common stock closing at or above a certain price as follows: $30.00, $33.00, $36.00, $39.00 and $42.00.
(3)	Reflects restricted stock and options granted to Mr. Palmer upon his commencement of employment with the Company as Chief Financial Officer. These grants shall vest in full upon the third anniversary of the grant date.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment, Severance and Certain Other Arrangements

During 2007, each of the Named Executive Officers participated in the Company’s compensation and benefits programs for salaried employees as described here and reflected in the tables and accompanying footnotes. Each Named Executive Officer receives an annual base salary as reflected in the Summary Compensation Table above. The amount of such base salary as a component of the total compensation is established and reviewed each year by the Compensation Committee. Severance arrangements with each of the Named Executive Officers are as described below in the Potential Payments Upon Termination or Change-In-Control section of this Item.

Annual Incentive Plan – CIP

Owens Corning maintains the Corporate Incentive Plan, in which all salaried employees participate, with specific Company performance criteria adopted annually. Each of the Named Executive Officers is eligible to receive annual cash incentive awards based on his individual performance and on corporate performance against annual performance goals set by the Compensation Committee. Under the CIP for the 2007 annual performance period, the funding measures set by the Compensation Committee were based on “income from operations” (weighted at 75%) and “cash flow from operations” (weighted at 25%). Cash awards paid to the Named Executive Officers under the CIP for the 2007 performance period are reflected in Column (g) of the Summary Compensation Table above and the award opportunity under the 2007 CIP is reflected in the Plan-Based Awards Table above.

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

The plan uses three-year performance cycles, adopted annually, with payouts under the plan dependent upon corporate performance against performance goals set by the Company’s Compensation Committee for each cycle. The outstanding three-year cycles as of December 31, 2007, include: January 1, 2005, through December 31, 2007; January 1, 2006, through December 31, 2008, and January 1, 2007 through December 31, 2009. Awards to the Named Executive Officers under the LTIP for the cycle ending in 2007 are reflected in Column (g) of the Summary Compensation Table above and estimated future payouts of awards under 2007-2009 cycle are reflected in the Plan-Based Awards Table above.

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

For the performance period commencing in 2007, the LTIP award provides both a cash opportunity and an equity award under the Owens Corning 2006 Stock Plan in two separate components: (1) Restricted Stock or, depending on the jurisdiction, Restricted Stock Units (awarded under the 2006 Stock Plan as described below): recipients vest and restrictions lapse on these restricted stock awards at the completion of the three year performance period, based upon continued tenure during the performance period and without regard to the performance

ITEM 11.	EXECUTIVE COMPENSATION (continued)

criteria; and (2) Performance Share Units (awarded under the 2006 Stock Plan as described below): recipients vest in these Performance Share Units at the completion of the three-year performance period and receive a settlement of the award based on the performance of the Company against pre-established performance criteria. The Performance Share Units are settled half in cash and half in Company common stock.

2006 Stock Plan

During 2006, the Company established the Owens Corning 2006 Stock Plan, which was approved by the USBC in connection with our predecessor OCD’s emergence from Chapter 11. In December 2007, the Amended and Restated Owens Corning 2006 Stock Plan was approved by our stockholders. The plan provides for participation by employees, management and directors and authorizes grants of stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards.

During 2006, all employees received a grant upon our predecessor’s emergence from Chapter 11 of at least 100 shares of restricted company common stock or other equivalent interest. Certain members of management, including the Named Executive Officers, were granted one-time awards consisting of a combination of restricted shares of Owens Corning common stock and options to purchase shares of Owens Corning common stock. Each award of restricted stock and options vests in its entirety on the third anniversary of the award date, subject to accelerated vesting in the case of death, or continued vesting in the case of certain Company-approved retirements or in the event that the Company terminates the executive’s employment for a reason other than cause. With respect to the grants of restricted stock, any dividends paid by us on our common stock during the restricted period will accrue and be paid to the participant upon the vesting of the award. The options have an exercise price of $30.00 and an expiration date of 10 years following the grant date. No dividends accrue or are paid on options.

All grants of Restricted Stock or Restricted Stock Units and Performance Share Units, including both those made as a part of the LTIP as described above and those grants made to Mr. Palmer upon his commencement of employment, and to Mr. Thaman upon his appointment as President and CEO, as described in the table and footnotes above, were made under the 2006 Stock Plan.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer which was outstanding at the end of 2007.

2007 Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, units or Other Rights That Have Not Vested ($)
(a)	(b)	(c) (1)	(d)	(e)	(f)	(g) (2)	(h) (3)	(i) (4)	(j) (3)
David T. Brown		150,000		30.00	10/31/2016	105,346	$2,130,096	58,908	$1,191,120
Michael H. Thaman		150,000		30.00	10/31/2016	300,854	$6,083,268	50,188	$1,014,801
Duncan J. Palmer		69,470		26.99	9/15/2017	47,533	$961,117	20,346	$411,396
Charles E. Dana		70,000		30.00	10/31/2016	43,305	$875,627	16,122	$325,987
David L. Johns		70,000		30.00	10/31/2016	41,748	$844,145	13,099	$264,862
Sheree L. Bargabos		70,000		30.00	10/31/2016	41,748	$844,145	13,099	$264,862

(1)	These options vest in full on on the third anniversary of their grant date, subject to accelerated vesting in the case of death, or continued vesting in the case of certain Company-approved retirement or in the event that the Company terminates the executive’s employment for a reason other than cause.
(2)	These shares of restricted stock vest in full on the third anniversary of their grant date, subject to accelerated vesting in the case of death, or continued vesting in the case of certain Company-approved retirements or in the event that the Company terminates the executive’s employment for a reason other than cause. Restricted stock granted to Mr. Thaman upon his appointment as President and CEO vests in 20% increments upon Company common stock closing at or above a certain price as follows: $30.00, $33.00, $36.00, $39.00 and $42.00.
(3)	Market value is based on the closing price of the Company’s common stock as of the last trading day of 2007.
(4)	Reflects outstanding stock-settled Performance Share Units under the LTIP.
(5)	Market value is based on the closing price of the Company’s common stock as of the last trading day of 2007.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

2007 Pension Benefits Table

The following table sets forth the required information regarding pension benefits for the Named Executive Officers as of the end of fiscal year 2007.

	Plan Name	Number of Years of Credited Service as of 12/31/2007 (#)	Present Value of Accumulated Benefit as of 12/31/2007 ($)	Payments During 2007 Fiscal Year
	(1)	(2)	(3)	(4)
Mr. Brown	Qualified Plan	29.61	708,000	$0
	Top-Hat Plan	29.61	1,635,000	$0
	SERP	N/A	N/A	$0
	Total		2,343,000	$0

Mr. Thaman	Qualified Plan	15.37	76,000	$0
	Top-Hat Plan	15.37	300,000	$0
	SERP	N/A	N/A	$0
	Total		376,000	$0

Mr. Palmer	Qualified Plan	0.29	4,000	$0
	Top-Hat Plan	0.29	0	$0
	SERP	N/A	N/A	$0
	Total		4,000	$0

Mr. Dana	Qualified Plan	12.13	85,000	$0
	Top-Hat Plan	12.13	124,000	$0
	SERP	18.20	783,000	$0
	Total		992,000	$0

Mr. Johns	Qualified Plan	13.09	81,000	$0
	Top-Hat Plan	13.09	137,000	$0
	SERP	13.09	240,000	$0
	Total		458,000	$0

Ms. Bargabos	Qualified Plan	30.17	259,000	$0
	Top-Hat Plan	30.17	51,000	$0
	SERP	N/A	N/A	$0
	Total		310,000	$0

(1)	Refers to benefits under the Company’s Cash Balance Plan or, if greater, under the Company’s Prior Plan as discussed below.
(2)	Refers to benefits under the Company’s non-qualified Supplemental Benefit Plan.
(3)	Refers to benefits under the Company’s Supplemental Executive Retirement Plan.
(4)

Mr. Dana has a specific individual arrangement with Owens Corning (pursuant to a written agreement with the Company) that provides a supplemental pension benefit based on Owens Corning’s pension plan formula in existence on his employment date, determined as if he had earned 1 1/2 years of service for each year worked, provided that he remained an Owens Corning employee for no less than ten years following his November 1995 employment date.

(5)	These values are calculated in accordance with requirements under FASB Statement No. 87.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Owens Corning maintains a tax-qualified noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”) covering certain salaried and hourly employees in the United States, including each of the Named Executive Officers. The Cash Balance Plan was adopted by Owens Corning in replacement of the qualified Salaried Employees’ Retirement Plan maintained prior to 1996, which we refer to as the Prior Plan, which provided retirement benefits primarily on the basis of age at retirement, years of service and average earnings from the highest three consecutive years of service. Under the Cash Balance Plan, each year, eligible employees generally earn a benefit of 4% of such employee’s covered pay. For this purpose, covered pay includes base pay and certain annual incentive bonuses payable during the year. Accrued benefits earn monthly interest based on the average interest rate for five-year U.S. treasury securities. Employees vest in the Cash Balance Plan on completion of five years of service. Vested employees may receive their benefit under the Cash Balance Plan as a lump sum or as a monthly payment when they leave the Company.

As the Company transitioned from the Prior Plan to the current Cash Balance Plan, participating employees who were at least age 40 with 10 years of service as of December 31, 1995, including Mr. Brown, became entitled to receive the greater of their benefit under the Prior Plan frozen as of December 31, 2000, or under the Cash Balance Plan.

Each Named Executive Officer would have been entitled to payment of their vested accrued benefit under the tax-qualified plan in the event of a termination occurring on December 31, 2007, valued as a lump-sum payable as of that date as follows: Mr. Thaman, $114,000; Mr. Palmer, although not yet vested, would upon death or disability have an accrued benefit of $6,000; Mr. Dana, $108,000; Mr. Johns, $110,000; and Ms. Bargabos, $343,000. Mr. Brown retired effective December 6, 2007, and became entitled to receive a lump-sum payment under the Cash Balance Plan in the amount of $707,970.

In addition to the tax-qualified pension plan, Owens Corning maintains Supplemental Pension benefits as described above under the heading “Compensation Discussion & Analysis (“CD&A”), including a non-qualified Supplemental Benefit Plan (the “SBP”) to pay eligible employees leaving the Company the difference between the benefits payable under Owens Corning’s tax-qualified pension plan and those benefits which would have been payable except for limitations imposed by the Internal Revenue Code. The Named Executive Officers participate in both the tax-qualified pension plan and the SBP.

Each Named Executive Officer would have been entitled to payment of their vested accrued benefit under the SBP in the event of a termination occurring on December 31, 2007, valued as a lump-sum payable as of that date as follows: Mr. Thaman, $449,000; Mr. Palmer, no vested benefit has yet accrued under the SBP; Mr. Dana, $157,000; Mr. Johns, $185,000; and Ms. Bargabos, $57,000. Mr. Brown retired effective December 6, 2007, and became entitled to receive a lump-sum benefit under the SBP in the amount of $1,634,931.

In addition to the SBP, Owens Corning also maintains a Supplemental Executive Retirement Plan (the “SERP”) as a Supplemental Pension benefit covering certain employees and Named Executive Officers who join Owens Corning in mid-career. The SERP provides for a lump sum payment following termination of employment equal to a multiple of the covered employee’s Cash Balance Plan balance minus an offset equal to the present value of retirement benefits attributable to prior employment. Although such offsets may occur upon retirement, amounts shown in the above table do not reflect any such offset.

Each Named Executive Officer would have been entitled to payment of their vested accrued benefit under the SERP in the event of a termination occurring on December 31, 2007, valued as a lump-sum payable as of that date as follows: Mr. Thaman does not participate in the SERP and accordingly does not have a SERP benefit; Mr. Palmer, no vested benefit has yet accrued under the SERP; Mr. Dana, $1,045,000, which includes his supplemental benefit as described in the footnotes to the Pension Benefits Table above; Mr. Johns, $325,000; and Ms. Bargabos, does not have an accrued SERP benefit. Mr. Brown retired effective December 6, 2007, and was not a participant in the SERP.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

NONQUALIFIED DEFERRED COMPENSATION

As described in the CD&A, the Company has established a Deferred Compensation Plan, effective January 1, 2007, under which eligible officers, including the Named Executive Officers, are permitted to defer some or all of their cash incentive compensation. (Currently, base salary is not eligible to be deferred under this plan.) Deferred amounts are credited with earnings or losses based on the rate of return of specified mutual funds and/or Owens Corning stock. The Company does not contribute nor does the Company “match” amounts that are deferred by participants None of the Named Executive Officers has elected to participate in the Plan. Accordingly, the table has been omitted from this Item.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The Company has entered into certain agreements and maintains certain plans under which the Company would provide compensation to Named Executive Officers in the event of a termination of employment or a change in control of the Company. The payment and benefit levels disclosed in the table below are determined under the various triggering events pursuant to these agreements which both define what constitutes the triggering event and provides those payments which would be due upon the occurrence of such events.

Severance agreements with the Named Executive Officers provide, under certain termination scenarios as reflected in the table below, for the payment of an amount equal to two times base salary and annual incentive bonuses plus continuation of health insurance coverage for a maximum period of two years and, in the case of Messrs. Brown and Thaman, reimbursement with respect to certain taxes if applicable to the severance payments (our analysis indicates that no such taxes are applicable to the current level of severance). The severance agreements provide for payments upon a “change in control” only if the individual is also terminated for reasons other than cause in connection with the change in control. This is commonly referred to as a “double trigger” severance provision. Payments under the severance agreements are made in cash and are paid in the form of a one-time lump-sum payment. Health care coverage provided under the severance agreements is provided in kind.

The CIP and the LTIP each contain provisions that require continued employment during the performance period in order to be eligible to receive a payout under the plans. However, for involuntary termination for reasons other than cause, or for death, disability or retirement which occurs during the performance period, the participant may receive a pro-rated award for that performance period. Under the LTIP, for uncompleted three-year performance cycles for which a participant is eligible for such a pro-rated award, the award would be paid out, if performance targets are obtained, at the time that the award would normally have been paid following the end of the cycle. CIP and LTIP are incentive programs for which payments are made in one-time, lump-sum payments of cash or, in the case of certain portions of the LTIP, settled in Company common stock.

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

Upon the occurrence of any triggering event the payment and benefit levels would be determined under the terms of the agreement. The specific definitions of the triggering events are set forth in detail in the agreements which have been filed as an exhibit to prior disclosures. In addition, severance payments are paid contingent upon confidentiality, a mutual release and an agreement not to compete.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Each of the retirement payments of vested accrued benefits that would have occurred upon a termination event described herein are set forth in the narrative to the 2007 Pension Benefits Table above.

Event and Amounts	Michael H. Thaman	Duncan Palmer	Charles E. Dana	David L. Johns	Sheree L. Bargabos
		(6)
Voluntary Termination
No other payments due	$—	$—	$—	$—	$—

Involuntary Termination for Cause
Outplacement Services	$50,000	$50,000	$50,000	$50,000	$50,000

Retirement
No other payments due (1)	N/A	N/A	N/A	N/A	N/A

Involuntary Not-For-Cause Termination
Corporate Incentive Plan (CIP)	$129,000	$19,000	$55,000	$38,000	$28,000
Long-Term Incentive Program (LTIP) (2)	$2,241,000	—	$702,000	$665,000	$605,000
Restricted Stock Awards (3)	—	—	—	—	—
Option Awards (3)	—	—	—	—	—
Performance Share Units (4)	—	—	—	—	—
Cash severance	$3,996,000	$1,650,000	$1,564,000	$1,321,000	$1,154,000
Health Care Continuation (5)	$16,000	$16,000	$19,000	$18,000	$19,000
Outplacement Services (5)	$50,000	$50,000	$50,000	$50,000	$50,000

Termination Upon a Change-in Control
Corporate Incentive Plan (CIP)	$855,000	$325,000	$283,000	$239,000	$239,000
Long-Term Incentive Program (LTIP) (2)	$1,593,000	—	$496,000	$496,000	$405,000
Restricted Stock Awards (3)	$6,083,000	$961,000	$876,000	$844,000	$844,000
Option Awards (3)	$—	$—	$—	$—	$—
Performance Share Units (4)	$676,000	$276,000	$216,000	$176,000	$176,000
Cash severance	$3,996,000	$1,650,000	$1,564,000	$1,321,000	$1,154,000
Health Care Continuation (5)	$16,000	$16,000	$19,000	$18,000	$19,000
Outplacement Services (5)	$50,000	$50,000	$50,000	$50,000	$50,000

Change-in-Control w/ No Termination
Restricted Stock Awards (3)	$6,083,000	$961,000	$876,000	$844,000	$844,000
Option Awards (3)	$—	$—	$—	$—	$—
Performance Share Units (4)	$676,000	$276,000	$216,000	$176,000	$176,000

Pre-Retirement Death
Corporate Incentive Plan (CIP)	$129,000	$19,000	$55,000	$38,000	$28,000
Long-Term Incentive Program (LTIP) (2)	$1,593,000	—	$496,000	$496,000	$405,000
Restricted Stock Awards (3)	$2,039,000	$961,000	$876,000	$844,000	$844,000
Option Awards (3)	$—	$—	$—	$—	$—

ITEM 11.	EXECUTIVE COMPENSATION (continued)

(1)	Mr. Brown retired effective December 6, 2007, and received payments under the qualified pension and supplemental pension plans as described in prior sections and became entitled to receive incentive plan payouts in the amount of $2,561,000.
(2)	These amounts reflect only the amounts due upon separation for the completed 2005-2007 LTIP performance period. As described above, under the LTIP, although not payable upon separation, additional pro-rated payments may be due following the completion of the performance period and contingent upon whether the Company performance targets are reached for the three year LTIP performance periods which have not yet been completed at the time of termination. Assuming performance is achieved at target, the Named Executive Officers may become entitled to receive additional pro-rated payments for the 2006-2008 LTIP performance period as follows: Mr. Brown, $1,250,000; Mr. Thaman, $1,062,000; Mr. Dana, $358,000; Mr. Johns, $331,000; and Ms. Bargabos, $315,000.
(3)	Stock and Option awards do not forfeit upon retirement, disability, or termination for reasons other than cause, but continue to vest under the normal vesting schedule. For voluntary termination or for termination for cause occurring before vesting, these awards would be forfeit. Vesting on Stock and Option awards are only accelerated in the case of change-in-control or death. The value of awards at vesting is uncertain and would reflect the then current value of the Company common stock. The amounts reflected in the table are calculated based on the closing stock price as of December 31, 2007.
(4)	Performance Share Unit awards do not forfeit upon death, retirement, disability, or termination for reasons other than cause, but would vest on a pro-rata basis as of the end of the performance period and would be determined consistent with performance only at the end of the performance period. The value of awards at the end of the performance period is uncertain and would reflect the performance against the established performance targets. For voluntary termination or for termination for cause occurring before vesting, these awards would be forfeit. Vesting on Performance Share Unit awards are only accelerated in the case of a change-in-control. For this table it is assumed that Performance Share Units would pay out at maximum for a change-in-control. The amount shown includes the value of both cash settled and stock settled units.
(5)	Where eligible for such benefits, the amount includes both health care continuation coverage and/or outplacement services. The value of health care continuation is based on the Company’s net plan cost and the coverage category in which the executive is enrolled, this value also assumes a typical premium increase and that the executive continues to pay the employee portion of the premium. The value of outplacement services assumes the maximum services available under the severance agreement. As a practical matter the actual value of such services is typically substantially less than the maximum.
(6)	Mr. Palmer’s severance benefit is presented here based upon his base salary as in effect as of December 31, 2007 and an assumed CIP payment for prior years in order to illustrate a payment more consistent with the type of payment contemplated by his severance agreement on an ongoing basis. Typically a severance benefit is based on a multiple of the sum of base salary and CIP for the prior year.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

2007 NON-EMPLOYEE DIRECTOR COMPENSATION

The following table sets forth the compensation for 2007 of the non-employee members of the Board of Directors of the Company. The indicated amounts cover service as directors of both the Company and OCD, as applicable. Employee directors do not receive additional compensation for such service. The narrative that follows the table describes the compensation programs applicable to the non-employee directors of the Company during 2007.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
(a)	(b)	(c) (4)	(d)	(e)	(f)	(g)	(h)
Norman P. Blake Jr.	118,000	79,033					197,033
Gaston Caperton	104,000	79,033					183,033
William W. Colville	91,000	79,033					170,033
Ralph F. Hake	101,277	79,033					180,310
F. Philip Handy	91,000	79,033					170,033
Landon Hilliard	123,250	79,033					202,283
Ann Iverson	107,500	79,033					186,533
Joseph F. Neely	97,000	79,033					176,033
W. Ann Reynolds	110,000	79,033					189,033
Robert B. Smith, Jr.	92,500	79,033					171,533
Marc Sole (2)	—	—					—
Daniel K. K. Tseung (2)	98,500	79,033					177,533
James J. McMonagle	97,000	76,471					173,471
W. Howard Morris	97,000	76,471					173,471

(1)	Includes annual retainer as well as meeting and committee fees for 2007. Some or all of the annual cash retainer and meeting fees have been deferred under the Deferred Compensation Plan at the election of the individual as described herein. The amounts shown include all annual retainer and fees regardless of whether so deferred.
(2)	Director Marc Sole has disclaimed compensation for service on the Board.
(3)	The amounts shown in this column relate to restricted stock granted as the equity component of the Directors’ annual retainer under the Owens Corning 2006 Stock Plan, in addition, during 2007, Messrs. McMonagle and Morris received an initial election grant of restricted stock on their appointment to the Board. These amounts reflect the dollar amounts recognized for 2007 financial statement reporting purposes in accordance with FAS 123R, disregarding the estimate of forfeitures related to service-based vesting conditions. See Note 18 to the Consolidated Financial Statements for a discussion of the relevant assumptions made in such valuation. Each of these awards will vest on the third anniversary of the grant date, subject to accelerated or continued vesting as may be determined by the Compensation Committee.
(4)	During 2007 each Director received a grant for 50% of their annual retainer of 2,149 shares of restricted stock with a total grant date fair value of $62,514. In addition, Messrs. McMonagle and Morris received a grant upon appointment to the Board of 6,000 shares of restricted stock with a total grant date fair value of $174,540. At year end, the aggregate number of stock awards held by each Director included these two awards as described for a total number of 8,149 restricted shares.

The Company compensates each director who is not an employee pursuant to a standard annual retainer/meeting fee arrangement. Such arrangement provides for an annual cash retainer, annual Chair retainer and meeting fees as approved by the Compensation Committee. Non-employee directors receive an annual board retainer of $125,000. The Chair of the Audit Committee receives an additional annual cash retainer of $15,000, and the

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Chairs of all other board committees receive an additional annual cash retainer of $10,000. Directors receive cash meeting fees of $1,500 per meeting for attendance at each Board meeting, at each Committee meeting of which the director is a member and at each other function which the director is requested by the Company to attend. For 2007, annual board retainers were provided in the form of 50% cash and 50% in restricted shares of our common stock valued as of the first trading day of the year. Effective January 1, 2008, non-employee directors were permitted to choose to be paid in cash or Company stock, with a 50% stock requirement (i.e., Directors can choose to be paid from 50% to 100% in common stock, with the remainder to be paid in cash). Also effective January 1, 2008, the annual retainer and meeting fees will be paid on a quarterly basis. Each new director is eligible for a grant of 6,000 restricted shares of our common stock upon their initial election or appointment to the Board. Non-employee directors receive no perquisites.

The restricted shares described above were granted under the Owens Corning 2006 Stock Plan. Any additional grants of shares or options to directors will be as determined by the Compensation Committee. Each award will vest in its entirety on the third anniversary of the grant, subject to accelerated or continued vesting as may be determined by the Compensation Committee. Any options issued will be issued with an exercise price at the then fair market value.

Owens Corning established a Deferred Compensation Plan, effective January 1, 2007, under which non-employee directors are permitted to defer some or all of their annual cash retainer, annual Chair retainer and meeting fees. Such deferred compensation will be credited to an individual account and will accrue gains or losses under notional investment funds available under the plan and as selected by the director (which include a fund indexed to Company common stock).

Compensation Committee Interlocks and Insider Participation

The Compensation Committee presently consists of Ralph F. Hake (Chairman), Gaston Caperton, F. Philip Handy, Ann Iverson, James J. McMonagle, Joseph F. Neely. Other persons serving on the Compensation Committee of the Company during 2007 include Landon Hilliard, who served as Chairman of the Compensation Committee through October 18, 2007, upon which date he was succeeded by Mr. Hake; and Marc Sole who also served on the Compensation Committee during 2007.

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

The following table contains information, as of February 22, 2008 unless otherwise indicated, about the beneficial ownership of Owens Corning’s common stock for:

•	each stockholder known by us to own beneficially 5% or more of our common stock;

•	each of our directors;

•	each of the executive officers included in our Summary Compensation Table; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and, except as otherwise indicated by footnote, the number of shares and percentage ownership indicated in the following table is based on 131,662,806 outstanding shares of Owens Corning common stock. Shares of Owens Corning common stock obtainable upon the exercise of warrants are deemed to be outstanding and to be beneficially owned by the entity or person holding such warrants for the purpose of computing the percentage ownership of such entity or person but are not treated as outstanding for the purpose of computing the number of shares owned and percentage ownership of any other entity or person. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named in the table below will have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

	Beneficial Ownership
5% Stockholders, Officers and Directors	Number of Shares		Percent of Total
Beneficial Owners of 5% or More of Our Common Stock
Owens Corning/Fibreboard Asbestos Personal Injury Trust	28,200,000	(1)(2)	21.4%
Entities affiliated with D. E. Shaw Laminar Portfolios, L.L.C.	20,364,624	(3)(4)(5)	15.3%
Entities affiliated with Harbinger Capital Partners Master Fund I, Ltd.	19,558,355	(6)(7)	13.8%
Wayzata Investment Partners LLC	8,604,493	(8)	6.5%
Entities affiliated with Franklin Mutual Advisers, LLC	7,522,254	(9)	5.7%
FMR LLC	7,494,380	(10)	5.7%
Directors and Executive Officers
Norman P. Blake, Jr.	8,149	(11)	*
Gaston Caperton	8,220	(11)(12)	*
William W. Colville	8,149	(11)	*
Ralph F. Hake	11,149	(11)	*
F. Philip Handy	8,149	(11)	*
Landon Hilliard	8,788	(11)(12)	*
Ann Iverson	9,291	(11)(12)	*
David J. Lyon	—	(13)	*
James J. McMonagle	16,249	(11)	*
W. Howard Morris	8,149	(11)	*
Joseph F. Neely	8,149	(11)	*
W. Ann Reynolds	8,706	(11)(14)	*
Robert B. Smith, Jr.	8,149	(11)	*
Michael H. Thaman	427,247	(11)(12)	*
Daniel K. K. Tseung	8,149	(15)	*
Sheree L. Bargabos	66,399	(11)(12)	*
Charles E. Dana	85,179	(11)	*
David L. Johns	65,171	(11)(12)	*
Duncan Palmer	77,699	(11)	*
Executive officers and directors as a group (27 persons)	1,183,101	(11)(12)	*
Former Executive Officer
David T. Brown	139,521	(16)	*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

*	Represents less than 1%
(1)	According to a Schedule 13D dated July 2, 2007, the 524(g) Trust, the PI Trust Advisory Committee and the Future Claimants’ Representative may be deemed to be a part of a group of persons (as determined in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder) and, therefore, the PI Trust Advisory Committee and the Future Claimants’ Representative may also be deemed to be the beneficial owners of the 28,200,000 shares of common stock reported herein as beneficially owned by the 524(g) Trust, individually and as a group. Notwithstanding the foregoing, the PI Trust Advisory Committee and the Future Claimants’ Representative expressly disclaim beneficial ownership of such shares. The 524(g) Trust’s principal office is located at 1100 North Market Street, Wilmington, Delaware 19890-1625. The principal office of the PI Trust Advisory Committee is located at c/o Caplan & Drysdale, Chartered, One Thomas Circle, N.W., Suite 1100, Washington, D.C. 20005-5802. The Future Claimants’ Representative’s address is c/o Peter J. Solomon Company, 520 Madison Avenue, New York, New York 10022.
(2)	The 524(g) Trust (acting through its Trustees), the PI Trust Advisory Committee (acting through its members) and the Future Claimants’ Representative may be deemed to share the power to vote the 28,200,000 shares of common stock solely due to the consent rights of the PI Trust Advisory Committee and the Future Claimants’ Representative under the 524(g) Trust’s agreement with respect to the manner in which the 524(g) Trust (a) votes such shares exclusively for the purpose of electing members of our board of directors, and (b) votes for any revision to our corporate charter and bylaws, which affects the rights of the 524(g) Trust. Neither the PI Trust Advisory Committee nor the Future Claimants’ Representative have any other power to vote or direct the vote of such shares and neither the PI Trust Advisory Committee nor the Future Claimants’ Representative have any power to dispose or direct the disposition of the 28,200,000 shares of our common stock.
(3)	According to a Schedule 13D filed April 12, 2007, consists of (a) 15,562,625 shares of common stock from D. E. Shaw Laminar Portfolios, L.L.C. (including 1,287,943 shares obtainable upon exercise of warrants) and (b) 4,801,999 shares of common stock from D. E. Shaw Oculus Portfolios, L.L.C.
(4)	D. E. Shaw & Co., L.P., as investment adviser to D. E. Shaw Laminar Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., and D. E. Shaw & Co., L.L.C., which we refer to as DESCO LLC, as managing member of D. E. Shaw Laminar Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the shares. As managing member of DESCO LLC, D. E. Shaw & Co. II, Inc., which we refer to as DESCO II, Inc. may be deemed to have the shared power to vote or to direct the vote of (and the shared power to dispose or direct the disposition of) the shares. As general partner of D. E. Shaw & Co., L.P., D. E. Shaw & Co., Inc., which we refer to as DESCO, Inc. may be deemed to have the shared power to vote or to direct the vote of (and the shared power to dispose or direct the disposition of) the shares. None of D. E. Shaw & Co., L.P., DESCO LLC, DESCO, Inc., or DESCO II, Inc., owns any shares directly, and each such entity disclaims beneficial ownership of the shares. David E. Shaw does not own any shares directly. By virtue of David E. Shaw’s position as president and sole shareholder of DESCO, Inc., which is the general partner of D. E. Shaw & Co., L.P., and by virtue of David E. Shaw’s position as president and sole shareholder of DESCO II, Inc., which is the managing member of DESCO LLC, David E. Shaw may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) the shares, and, therefore, David E. Shaw may be deemed to be the indirect beneficial owner of the shares. David E. Shaw disclaims beneficial ownership of the shares. The address for D. E. Shaw Laminar Portfolios, L.L.C. is 120 West Forty-Fifth Street, 39th Floor, Tower 45, New York, NY 10036.
(5)	David J. Lyon, a vice president at D. E. Shaw & Co., L.P., which is an affiliate of and the investment adviser to D. E. Shaw Laminar Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., is a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

(6)	Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Offshore Manager, L.L.C. and HMC Investors, L.L.C. beneficially own 17,080,134 shares of common stock (including 8,398,982 shares obtainable upon exercise of warrants), and Harbert Management Corporation, Philip Falcone, Raymond J. Harbert and Michael D. Luce beneficially own 19,558,355 shares of common stock (including 9,987,148 shares obtainable upon the exercise of warrants).
(7)

Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Offshore Manager, L.L.C. and HMC Investors, L.L.C. have the shared power to vote or direct the vote of (and the shared power to dispose or to direct the disposition of) 17,080,134 shares of common stock, and Harbert Management Corporation, Philip Falcone, Raymond J. Harbert and Michael D. Luce have the shared power to vote or direct the vote of (and the shared power to dispose or to direct the disposition of) 19,558,355 shares of common stock. The address for Harbinger Capital Partners Master Fund I, Ltd. is c/o International Fund Services (Ireland) Limited, Third Floor, Bishop’s Square, Redmond’s Hill, Dublin 2, Ireland. The address for Philip Falcone is 555 Madison Avenue, 16th Floor, New York, New York 10022. The address for Harbinger Capital Partners Offshore Manager, L.L.C., HMC Investors, L.L.C., Harbert Management Corporation, Raymond J. Harbert and Michael D. Luce is One Riverchase Parkway South, Birmingham, Alabama 35244. Each of Harbinger Capital Partners Offshore Manager, L.L.C., HMC Investors, L.L.C., Harbert Management Corporation, Philip Falcone, Raymond J. Harbert and Michael D. Luce disclaims beneficial ownership in the shares except to the extent of their pecuniary interest therein.

(8)	According to a Schedule 13G filed on February 14, 2008, as of December 31, 2007 Wayzata Investment Partners LLC (“Wayzata”) has sole voting power and sole dispositive power in respect of these shares. The address for Wayzata is 701 East Lake Street, Suite 300, Wayzata, MN 55391.
(9)	According to a Schedule 13G filed January 30, 2008, as of December 31, 2007 these securities are beneficially owned by one or more open-end investment companies or other managed accounts which, pursuant to investment management contracts, are managed by Franklin Mutual Advisers, LLC (“FMA”), an indirect wholly owned subsidiary of Franklin Resources, Inc. Such investment management contracts grant to FMA all investment and voting power over the securities owned by such investment management clients. Therefore, FMA may be deemed to be, for purposes of Rule 13d-3 under the Exchange Act, the beneficial owner of the securities. The address for FMA is 101 John F. Kennedy Parkway, Short Hills, NJ 07078.
(10)

According to a Schedule 13G filed jointly by FMR LLC and Edward C. Johnson 3d on February 14, 2008, as of December 31, 2007 Fidelity Management & Research Company (“Fidelity”), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR LLC, is the beneficial owner of 7,336,980 shares as a result of acting as investment adviser to various investment companies (the “Funds”). The number of shares of common stock of Owens Corning owned by the investment companies at December 31, 2007 included 600,000 shares of common stock resulting from the assumed conversion of 600,000 shares of OWENS CORNING WT A11 10/31/13. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the Funds each has sole power to dispose of the 7,336,980 shares owned by the Funds. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Pyramis Global Advisors Trust Company (“PGATC”), 53 State Street, Boston, Massachusetts, 02109, an indirect wholly-owned subsidiary of FMR LLC, is the beneficial owner of 146,200 shares as a result of its serving as investment manager of institutional accounts owning such shares. The number of shares of common stock of Owens Corning owned by the institutional account(s) at December 31, 2007 included 193,400 shares of common stock resulting from the assumed conversion of 193,400 shares of OWENS CORNING WT A11 10/31/13. Edward C. Johnson 3d and FMR LLC, through its control of Pyramis Global Advisors Trust Company, each has sole dispositive power over 146,200 shares and sole power to vote or to direct the voting of 146,200 shares of common stock owned by the institutional accounts managed by PGATC as reported above. Fidelity International Limited (“FIL”), Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL is the beneficial owner of 11,200 shares. The number of shares of common stock of Owens Corning owned

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

by the institutional account(s) at December 31, 2007 included 193,400 shares of common stock resulting from the assumed conversion of 193,400 shares of OWENS CORNING WT A11 10/31/13.
(11)	Includes restricted shares over which there is voting power, but no investment power, as follows: Mr. Blake, 8,149; Mr. Caperton, 8,149; Mr. Colville, 8,149; Mr. Hake, 8,149; Mr. Handy, 8,149; Mr. Hilliard, 8,149; Ms. Iverson, 8,149; Mr. McMonagle, 8,149; Mr. Morris, 8,149; Mr. Neely, 8,149; Dr. Reynolds, 8,149; Mr. Smith, 8,149; Mr. Thaman, 391,512; Ms. Bargabos, 59,327 shares; Mr. Dana, 80,929; Mr. Johns, 60,583; Mr. Palmer, 77,669 and all executive officers and directors as a group (27 persons), 1,085,667.
(12)	Includes shares obtainable upon the exercise of warrants, as follows: Mr. Caperton, 71 shares; Mr. Hilliard, 639 shares; Ms. Iverson, 142 shares; Mr. Thaman, 1,560 shares; Ms. Bargabos, 397 shares; Mr. Johns, 488 shares; and all executive officers and directors as a group (27 persons), 3,922 shares.
(13)	David J. Lyon is also a vice president at D. E. Shaw & Co., L.P., which is an affiliate of and the investment adviser to D. E. Shaw Laminar Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C. Mr. Lyon disclaims any beneficial ownership that may be attributable to him as a result of his affiliation with D. E. Shaw Laminar Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C.
(14)	Includes 557 shares obtainable upon the exercise of warrants, including 99 shares obtainable by family members as to which beneficial interest is disclaimed by Dr. Reynolds.
(15)	Includes 8,149 restricted stock units over which there is no voting power and no investment power.
(16)	Reflects beneficial ownership as of December 6, 2007, the date that Mr. Brown retired as an executive officer. Includes 105,346 restricted shares over which there is voting power, but no investment power.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Transactions with Related Persons

Information concerning certain relationships and transactions involving Landon Hilliard and James J. McMonagle, directors of the Company, is contained in Item 11 above, under the heading “Compensation Committee Interlocks and Insider Participation.”

Review of Transactions with Related Persons

The Company has various written policies in place governing actual or potential conflicts of interest by directors, officers, employees, and members of their immediate families.

The Company has a Directors’ Code of Conduct that provides, among other things, that a director who has an actual or potential conflict of interest:

•	must disclose the existence and nature of such actual or potential conflict to the Chairman of the Board and the Chairman of the Governance and Nominating Committee; and

•	may proceed with the transaction only after receiving approval from the Governance and Nominating Committee.

The transaction described above involving Mr. Hilliard was not subject to review and approval under the Directors’ Code of Conduct because it came into existence prior to the adoption of such code. The transaction involving Mr. McMonagle was not subject to review and approval under the Directors’ Code of Conduct because it pre-dated Mr. McMonagle’s service as a director and was approved by the USBC.

Director Independence

With the assistance of legal counsel to the Company, the Governance and Nominating Committee reviewed the applicable legal standards for director and Board Committee independence, our Director Qualification Standards, and the criteria applied to determine “audit committee financial expert” status. The Committee also reviewed reports of the answers to annual questionnaires completed by each of the independent directors and of transactions with director affiliated entities. On the basis of this review, the Governance and Nominating Committee delivered reports and recommendations to the Board of Directors and the Board made its independence and “audit committee financial expert” determinations based upon the Committee’s reports and recommendations.

The Board of Directors has determined that directors Norman P. Blake, Jr., Gaston Caperton, William W. Colville, Ralph F. Hake, F. Philip Handy, Landon Hilliard, Ann Iverson, David J. Lyon, James J. McMonagle, W. Howard Morris, Joseph F. Neely, W. Ann Reynolds, Robert B. Smith, Jr. and Daniel K. K. Tseung are independent under the standards set forth in our Director Qualification Standards. The Board of Directors has also determined that all of the directors serving on the Audit, Compensation, and Governance and Nominating Committees are independent and satisfy the relevant SEC, New York Stock Exchange, Owens Corning or additional independence requirements set forth in the respective charters for the members of such committees.

In reaching the above determinations of independence, the Board of Directors considered the following:

•	The information disclosed above in Item 11 under the heading, “Compensation Committee Interlocks and Insider Participation” with respect to Mr. Hilliard;

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE (continued)

•	The information disclosed above in Item 11 under the heading, “Compensation Committee Interlocks and Insider Participation” with respect to Mr. McMonagle;

•	Mr. Morris is the ACC Designated Director;

•

Mr. Lyon is a Bondholder Designated Director and is a vice president at D. E. Shaw & Co. L.P., affiliates of which, at the time of the determination, beneficially owned 26,811,812 shares of Owens Corning’s common stock; and

•	Mr. Tseung is a Bondholder Designated Director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate accounting fees billed and services provided by the Company’s principal accountants for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Audit Fees (1)	$6,953	$5,596
Audit-Related Fees (2)	737	96
Tax Fees	32	73
All Other Fees (3)	12	59

Total fees	$7,734	$5,824

(1)	Amounts shown reflect fees for the years ended December 31, 2007 and 2006, respectively.
(2)	The fees included relate primarily to sell-side due diligence work. Amounts shown reflect fees billed in the years ended December 31, 2007 and 2006, respectively.
(3)	Amounts shown include fees related to benchmarking services and accounting research software.

The above amounts do not include $80,000 of fees billed in 2006 for audits of Company sponsored employee benefit plans. These fees were billed directly to the respective benefit plans.

It is the Company’s practice that all services provided the Company by its independent registered public accounting firm be pre-approved either by the Audit Committee or by the Chairman of the Audit Committee pursuant to authority delegated by the Committee. No part of the independent registered public accounting firm services related to the Audit-Related Fees, Tax Fees, or All Other Fees listed in the table above was approved by the Audit Committee pursuant to the exemption from pre-approval provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

1.	See Index to Consolidated Financial Statements on page 98 hereof.

2.	See Index to Financial Statement Schedules on page 171 hereof.

3.	See Exhibit Index beginning on page 174 hereof.

Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Form 10-K are denoted in the Exhibit Index by an asterisk (“*”)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

By	/s/ Michael H. Thaman	Date February 27, 2008
Michael H. Thaman, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael H. Thaman	Date February 27, 2008
Michael H. Thaman, Chairman of the Board, President, Chief Executive Officer and Director

/s/ Duncan J. Palmer	Date February 27, 2008
Duncan J. Palmer, Senior Vice President and Chief Financial Officer

/s/ Mark W. Mayer	Date February 27, 2008
Mark W. Mayer, Vice President and Chief Accounting Officer

/s/ Norman P. Blake, Jr.	Date February 27, 2008
Norman P. Blake, Jr., Director

/s/ Gaston Caperton	Date February 27, 2008
Gaston Caperton, Director

/s/ William W. Colville	Date February 27, 2008
William W. Colville, Director

/s/ Ralph F. Hake	Date February 27, 2008
Ralph F. Hake, Director

/s/ F. Philip Handy	Date February 27, 2008
F. Philip Handy, Director

/s/ Landon Hilliard	Date February 27, 2008
Landon Hilliard, Director

/s/ Ann Iverson	Date February 27, 2008
Ann Iverson, Director

/s/ David J. Lyon	Date February 27, 2008
David J. Lyon, Director

/s/ James J. McMonagle	Date February 27, 2008
James J. McMonagle., Director

/s/ W. Howard Morris	Date February 27, 2008
W. Howard Morris, Director

/s/ Joseph F. Neely	Date February 27, 2008
Joseph F. Neely, Director

/s/ W. Ann Reynolds	Date February 27, 2008
W. Ann Reynolds, Director

/s/ Robert B. Smith, Jr.	Date February 27, 2008
Robert B. Smith, Jr., Director

/s/ Daniel K. K. Tseung	Date February 27, 2008
Daniel K. K. Tseung, Director

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 excluded the reinforcements and composite fabrics businesses that the Company recently acquired from Saint-Gobain. The Saint-Gobain reinforcements and composite fabrics businesses were acquired on November 1, 2007 and represented 3 percent of the Company’s consolidated net sales and 11 percent of the Company’s total assets for the year ended December 31, 2007. SEC guidelines permit companies to omit an acquired business’s internal controls over financial reporting from its management’s assessment during the first year of the acquisition. PricewaterhouseCoopers LLP’s report on the effectiveness of internal control over financial reporting is included in the Report of Independent Registered Public Accounting Firm beginning on page 100 hereof.

Based on our assessment, management determined that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

/s/ Michael H. Thaman	Date February 27, 2008
Michael H. Thaman,
President and Chief Executive Officer

/s/ Duncan J. Palmer	Date February 27, 2008
Duncan J. Palmer
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Owens Corning:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Owens Corning and its subsidiaries (Successor Company or the Company) at December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 and the period from November 1, 2006 to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended December 31, 2007 and the two month period ended December 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 23 to the consolidated financial statements, the United States Bankruptcy Court for the District of Delaware confirmed Owens Corning Sales, LLC’s (formerly known as Owens Corning) (Predecessor Company) Sixth Amended Joint Plan of Reorganization (the “Plan”) on September 28, 2006. Confirmation of the Plan resulted in the discharge of certain claims against the Predecessor Company that arose before September 28, 2006 and substantially alters rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on October 31, 2006 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting as of November 1, 2006.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Saint-Gobain’s reinforcements and composite fabrics businesses from its assessment of internal control over financial reporting as of December 31, 2007, because it was acquired by the Company in a purchase business combination during 2007. We have also excluded Saint-Gobain’s reinforcements and composite fabrics businesses from our audit of internal control over financial reporting. Saint-Gobain’s reinforcements and composite fabrics businesses total assets and total net sales represented 11% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio

February 26, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Owens Corning:

In our opinion, the accompanying consolidated statements of earnings (loss), stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Owens Corning and its subsidiaries (Predecessor Company or the Company) at December 31, 2005 and the results of their operations and their cash flows for the period from January 1, 2006 to October 31, 2006, and for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the period ended December 31, 2005 and for the ten month period ended October 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The Company’s management is responsible for these financial statements. Our responsibility is to express opinions on these financial statements and on the financial statement schedule based on our integrated audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 23 to the consolidated financial statements, the Company filed a petition on October 5, 2000 with the United States Bankruptcy Court for the District of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Sixth Amended Joint Plan of Reorganization was substantially consummated on October 31, 2006 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting.

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio

March 13, 2007, except for Note 8 as to which the date is February 26, 2008

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(in millions, except per share data)

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
NET SALES	$4,978	$772	$4,627	$5,177
COST OF SALES	4,201	656	3,741	4,107

Gross margin	777	116	886	1,070

OPERATING EXPENSES
Marketing and administrative expenses	498	86	408	521
Science and technology expenses	63	30	48	56
Restructure costs	28	20	12	—
Chapter 11 related reorganization items	—	10	45	45
Provision (credit) for asbestos litigation claims (recoveries)	—	—	(13)	4,267
Employee emergence equity program	37	6	—	—
(Gain) loss on sale of fixed assets and other	6	8	(65)	(18)

Total operating expenses	632	160	435	4,871

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	145	(44)	451	(3,801)
Interest expense, net	122	29	241	740
Gain on settlement of liabilities subject to compromise	—	—	(5,864)	—
Fresh-start accounting adjustments	—	—	(2,919)	—

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	23	(73)	8,993	(4,541)
Income tax expense (benefit)	(8)	(23)	980	(411)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	31	(50)	8,013	(4,130)
Minority interest and equity in net (loss) of affiliates	(4)	(4)	—	(4)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	27	(54)	8,013	(4,134)
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax of $5, $(5), $45, and $24, respectively	9	(11)	127	35
Gain on sale of discontinued operations, net of tax of $40, $0, $0, and $0, respectively	60	—	—	—

Total earnings (loss) from discontinued operations	69	(11)	127	35

NET EARNINGS (LOSS)	$96	$(65)	$8,140	$(4,099)

BASIC EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	$0.21	$(0.42)	$144.90	$(74.73)

Earnings (loss) from discontinued operations	$0.54	$(0.09)	$2.30	$0.65

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	$0.21	$(0.42)	$133.77	$(74.73)

Earnings (loss) from discontinued operations	$0.54	$(0.09)	$2.12	$0.65

WEIGHTED AVERAGE COMMON SHARES
Basic	128.1	128.1	55.3	55.3
Diluted	128.8	128.1	59.9	55.3

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions)

	Successor
	December 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$135	$1,089
Receivables, less allowances of $23 in 2007 and $26 in 2006	721	573
Inventories	821	749
Restricted cash – disputed distribution reserve	33	85
Assets held for sale – current	53	—
Other current assets	89	56

Total current assets	1,852	2,552
Property, plant and equipment, net	2,772	2,521
Goodwill	1,174	1,313
Intangible assets	1,210	1,298
Deferred income taxes	487	549
Assets held for sale – non-current	178	—
Other non-current assets	199	237

TOTAL ASSETS	$7,872	$8,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,137	$1,081
Accrued interest	12	39
Short-term debt	47	1,401
Long-term debt – current portion	10	39
Liabilities held for sale – current	40	—

Total current liabilities	1,246	2,560
Long-term debt, net of current portion	1,993	1,296
Pension plan liability	146	312
Other employee benefits liability	293	325
Liabilities held for sale – non-current	8	—
Other liabilities	161	247
Commitments and contingencies (Note 17)
Minority interest	37	44
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share 10 million shares authorized; none issued or outstanding at December 31, 2007 and December 31, 2006
Common stock, par value $0.01 per share 400 million shares authorized; 130.8 million issued and outstanding at December 31, 2007 and December 31, 2006	1	1
Additional paid in capital	3,783	3,733
Accumulated earnings (deficit)	31	(65)
Accumulated other comprehensive earnings	173	17

Total stockholders’ equity	3,988	3,686

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,872	$8,470

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in millions)

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Par Value
Balance at December 31, 2005 – Predecessor	55.3	$6	$692	$(8,546)	$(299)	$(8,147)
Comprehensive earnings:
Net earnings	—	—	—	8,140	—	8,140
Currency translation adjustment	—	—	—	—	33	33
Minimum pension liability adjustment (net of tax of $3)	—	—	—	—	(5)	(5)
Deferred losses on hedging transaction (net of tax of $9)	—	—	—	—	(21)	(21)
Other	—	—	—	—	2	2

Total comprehensive earnings						8,149
Extinguishment of Predecessor common stock	(55.3)	(6)				(6)
Fresh-start elimination of equity	—	—	(692)	406	290	4

Balance at October 31, 2006 – Predecessor	—	$—	$—	$—	$—	$—

Issuance of successor company stock	128.1	1	3,727	—	—	3,728

Balance at October 31, 2006 – Successor	128.1	$1	$3,727	$—	$—	$3,728

Comprehensive earnings:
Net loss	—	—	—	(65)	—	(65)
Currency translation adjustment	—	—	—	—	2	2
Pension and other postretirement adjustment (net of tax of $12)	—	—	—	—	20	20
Deferred loss on hedging transaction (net of tax of $3)	—	—	—	—	(5)	(5)

Total comprehensive earnings						(48)
Issuance of restricted stock	2.7	—	—	—	—	—
Stock-based compensation	—	—	6	—	—	6

Balance at December 31, 2006 – Successor	130.8	$1	$3,733	$(65)	$17	$3,686

Comprehensive earnings:
Net earnings	—	—	—	96	—	96
Currency translation adjustment	—	—	—	—	75	75
Pension and other postretirement adjustment (net of tax of $45)	—	—	—	—	77	77
Deferred loss on hedging transaction (net of tax of $2)	—	—	—	—	4	4

Total comprehensive earnings						252
Stock-based compensation	—	—	50	—	—	50

Balance at December 31, 2007 – Successor	130.8	$1	$3,783	$31	$173	$3,988

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net earnings (loss)	$96	$(65)	$8,140	$(4,099)
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities:
Provision for asbestos litigation claims	—	—	21	4,277
Depreciation and amortization	343	69	209	234
Gain on sale of businesses and fixed assets	(104)	—	(61)	(14)
Impairment of fixed and intangible assets and investments in affiliates	76	—	2	8
Deferred income taxes	—	(48)	208	(467)
Provision for pension and other employee benefits liabilities	45	8	83	113
Provision for post-petition interest/fees on pre-petition debt	—	—	247	735
Fresh-start accounting adjustments, net of tax	—	—	(2,243)	—
Gain on settlement of liabilities subject to compromise	—	—	(5,864)	—
Employee emergence equity program	37	6	—	—
Stock based compensation expense	5	—	—	—
Restricted cash	52	(85)	—	—
Payments related to Chapter 11 filings	(109)	(131)	—	—
Payment of interest on pre-petition debt	—	(31)	(944)	—
Payment to 524(g) Trust	—	—	(1,250)	—
(Increase) decrease in receivables	(9)	185	(78)	(94)
(Increase) decrease in inventories	3	97	(103)	(42)
(Increase) decrease in prepaid and other assets	—	1	(36)	7
Increase (decrease) in accounts payable and accrued liabilities	(106)	30	(107)	160
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	—	—	18	10
Pension fund contribution	(121)	(6)	(43)	(49)
Payments for other employee benefits liabilities	(25)	(4)	(23)	(29)
Increase in restricted cash – asbestos and Fibreboard	—	—	(87)	(16)
Other	(1)	(11)	8	12

Net cash flow provided by (used for ) operating activities	182	15	(1,903)	746

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	(247)	(77)	(284)	(288)
Investment in subsidiaries and affiliates, net of cash acquired	(620)	—	(47)	(14)
Proceeds from the sale of assets or affiliates	437	—	82	19

Net cash flow used for investing activities	(430)	(77)	(249)	(283)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Payment of equity commitment fees	—	—	(115)	—
Proceeds from long-term debt	617	5	21	9
Payments on long-term debt	(85)	(5)	(13)	(31)
Proceeds from revolving credit facility	713	—	—	—
Payments on revolving credit facility	(573)	—	—	—
Payment of contingent note to 524(g) trust	(1,390)	—	—	—
Net increase (decrease) in short-term debt	(13)	1	3	(6)
Payments to pre-petition lenders	—	(55)	(1,461)	—
Proceeds from issuance of bonds	—	—	1,178	—
Proceeds from issuance of new stock	—	—	2,187	—
Debt issuance costs	—	—	(10)	—
Net decrease in liabilities subject to compromise	—	—	—	(3)
Other	—	—	2	1

Net cash flow provided by (used for) financing activities	(731)	(54)	1,792	(30)

Effect of exchange rate changes on cash	25	—	6	1

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(954)	(116)	(354)	434
Cash and cash equivalents at beginning of year	1,089	1,205	1,559	1,125

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135	$1,089	$1,205	$1,559

DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$40	$8	$50	$51
Cash paid during the year for interest expense	$159	$35	$951	$6

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Headquartered in Toledo, Ohio, Owens Corning is a leading global producer of residential and commercial building materials and glass fiber reinforcements and other materials for composite systems. We operate within two general product categories: building materials, which includes our Insulating Systems, Roofing and Asphalt, and Other Building Materials and Services reportable segments, and composites systems, which includes our Composite Solutions reportable segment. Through these lines of business, we manufacture and sell products worldwide. We maintain leading market positions in all of our major product categories.

Basis of Presentation

Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) was initially formed on July 21, 2006, as a wholly-owned subsidiary of Owens Corning Sales, LLC (formerly known as Owens Corning (“OCD”) and did not conduct significant operations prior to October 31, 2006 (the “Effective Date”), when OCD and 17 of its subsidiaries (collectively, the “Debtors”) emerged from Chapter 11 bankruptcy proceedings, as described more fully in Note 23. As part of a restructuring that was conducted in connection with OCD’s emergence from bankruptcy, on October 31, 2006, Owens Corning became a holding company and the ultimate parent company of OCD and the other Owens Corning companies.

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) and its subsidiaries.

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

On November 1, 2007, the Company completed its acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses for $640 million, which included $56 million in acquired cash and the assumption of $51 million of debt, and excluded estimated transaction costs and purchase price adjustments. Operating results of these businesses are included in our Composite Solutions segment and our Consolidated Financial Statements beginning November 1, 2007.

During the third quarter of 2007, we completed the sale of our Siding Solutions business and our Fabwel unit as described more fully in Note 8. The financial results for these businesses have been segregated and are reported as discontinued operations in the Consolidated Statement of Earnings (Loss) for all periods presented. Business segment results and the discussion thereof have been adjusted to exclude the results of Siding Solutions and Fabwel. Prior period Consolidated Balance Sheets and Consolidated Statements of Cash Flows have not been recast.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The Consolidated Financial Statements of the Company include the accounts of majority-owned subsidiaries. Intercompany accounts and transactions are eliminated.

Reclassifications

Certain reclassifications have been made to the 2006 and 2005 Consolidated Financial Statements to conform to the classifications used in 2007.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, returns, warranties and other adjustments are provided in the same period that the related sales are recorded and are based on historical experience, current conditions and contractual obligations, as applicable.

Shipping and Handling Costs

Certain expenses, mainly third-party transportation fees, are incurred related to preparing, packaging and shipping products to customers. All costs related to these activities are included as a component of cost of sales and all costs billed to the customer are included as net sales in the Consolidated Statement of Earnings (Loss).

Marketing and Advertising Costs

Marketing and advertising costs are expensed the first time the advertisement takes place. Marketing and advertising costs include advertising, substantiated customer incentive programs, and marketing communications. Marketing and advertising expenses for the Successor year ended December 31, 2007, the Successor two months ended December 31, 2006, the Predecessor ten months ended October 31, 2006 and the Predecessor year ended December 31, 2005 were $118 million, $21 million, $93 million and $107 million, respectively.

Science and Technology Expenses

The Company incurs certain expenses related to science and technology. These expenses include salaries, building costs, utilities, administrative expenses, materials and supplies for the Company to improve and develop its products and services. These costs are expensed as incurred.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Share Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which eliminates the alternative to apply the intrinsic value method of accounting for stock based compensation permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company adopted the provision of SFAS No. 123R during the second quarter of 2005. Had compensation cost for the Predecessor Employee Plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method described in SFAS No. 123R, there would have been no impact to the Predecessor 2005 amount.

Earnings per Share

Basic earnings per share were computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect of common equivalent shares and increased shares that would result from the conversion of debt and equity securities. The effects of anti-dilution are not presented. Unless otherwise indicated, all per share information included in the Notes to the Consolidated Financial Statements is presented on a diluted basis. Upon emergence from Chapter 11 all Predecessor shares were extinguished and new Successor shares were issued.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and time deposits with original maturities of three months or less when purchased.

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

Investments in Affiliates

The Company accounts for investments in affiliates of 20% to 50% ownership with significant influence using the equity method under which the Company’s share of earnings of the affiliate is reflected in earnings and dividends are credited against the investment in affiliate when declared.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets

The Company does not amortize goodwill or indefinite-lived intangible assets. The Company completes an impairment review annually, or when circumstances arise which indicate there may be an impairment, using a fair value methodology. In performing this review, the Company uses an estimate of the discounted cash flows of the related business over the remaining life of the goodwill in assessing whether the goodwill is recoverable on a reporting unit basis. See Note 4 to the Consolidated Financial Statements for further discussion.

Identifiable intangible assets with a determinable useful life are amortized over that determinable life. Amortization expense for the Successor year ended December 31, 2007, the Successor two months ended December 31, 2006, the Predecessor ten months ended October 31, 2006 and the Predecessor year ended December 31, 2005 was $23 million, $25 million, $2 million and $2 million, respectively. See Note 4 to the Consolidated Financial Statements for further discussion.

Properties and Depreciation

The Company’s plant and equipment is depreciated using the straight-line method. Depreciation expense for the Successor year ended December 31, 2007, the Successor two months ended December 31, 2006, the Predecessor ten months ended October 31, 2006 and the Predecessor year ended December 31, 2005 was $310 million, $42 million, $199 million, and $222 million, respectively. The range of useful lives for the major components of the Company’s plant and equipment is as follows:

Buildings and leasehold improvements	15 – 40 years
Machinery and equipment	2 – 20 years
Information systems	5 – 10 years

Expenditures for normal maintenance and repairs are expensed as incurred.

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

Income Taxes

The Company recognizes current tax liabilities and assets for the estimated taxes payable or refundable on the tax returns for the current year. Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis. Amounts are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In addition, the Company estimates tax reserves to cover taxing authority claims for income taxes and interest attributable to audits of open tax years.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Taxes Collected from Customers and Remitted to Government Authorities and Taxes Paid to Vendors

Taxes are assessed by various governmental authorities at different rates on many different types of transactions. The Company charges sales tax or Value Added Tax (“VAT”) on sales to customers where applicable, as well as capture and claim back all available VAT that has been paid on purchases. VAT is recorded in separate payable or receivable accounts not affecting revenue or cost of sales line items in the income statement. VAT receivable is recorded as a percentage of qualifying purchases at the time the vendor invoice is processed. VAT payable is recorded as a percentage of qualifying sales at the time an Owens Corning sale to a customer subject to VAT occurs. Amounts are paid to the taxing authority according to the method and collection prescribed by local regulations. Where applicable, VAT payable is netted against VAT receivable.

Pension and Other Postretirement Benefits

Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These estimates are incorporated into the Company’s accounting for these benefits in conformity with FASB Statements No. 87, 88, 106, and 158.

Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and its interpretations establish accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and related gains and losses to be recorded in income or other comprehensive income, as appropriate. See Note 21 to the Consolidated Financial Statements for further discussion.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into United States dollars at the period-end rate of exchange, and their Statements of Earnings (Loss) and Statements of Cash Flows are converted on an ongoing basis at the rate of exchange when transactions occur. The resulting translation adjustment is included in Accumulated Other Comprehensive Loss in the Consolidated Balance Sheet and Statement of Stockholders’ Deficit. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statement of Earnings (Loss) as incurred. The Company recorded foreign currency transaction gains of $2 million for the Successor year ended December 31, 2007, gains of $3 million for the Successor two months ended December 31, 2006, gains of $2 million for the Predecessor ten months ended October 31, 2006 and gains of $3 million for the Predecessor twelve months ended December 31, 2005.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accumulated Other Comprehensive Earnings (Loss)

A summary of changes within each classification of accumulated other comprehensive earnings (loss) for the Successor year ended December 31, 2007 and Successor two months ended December 31, 2006 follows (in millions):

	Currency Translation Adjustment	Pension and Other Postretirement Adjustment	Deferred Loss on Hedging Transactions	Accumulated Other Comprehensive Earnings (Loss)
Balance at October 31, 2006	$—	$—	$—	$—
Change	2	20	(5)	17

Balance at December 31, 2006	$2	$20	$(5)	$17
Change	75	77	4	156

Balance at December 31, 2007	$77	$97	$(1)	$173

2.    SEGMENT DATA

The Company discloses its segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). The Company’s business operations fall within two general product categories, building materials and composites systems. There are three reportable segments in the building materials product category: (1) Insulating Systems; (2) Roofing and Asphalt; and (3) Other Building Materials and Services and there is one reportable segment in the composites systems product category: Composite Solutions. Accounting policies for the segments are the same as those for the Company.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT DATA (continued)

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

Earnings (loss) from continuing operations before interest and taxes by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses – such as general corporate expenses or income, restructuring costs and certain other expense or income items – are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in earnings (loss) from continuing operations before interest and taxes for the Company’s reportable segments. Reference is made below to the reconciliation of reportable segment earnings (loss) from continuing operations before interest and taxes to consolidated earnings (loss) from continuing operations before interest and taxes.

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

External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer. Long-lived assets by geographic region are reflected based upon the location of assets and include net plant and equipment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT DATA (continued)

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
	(in millions)
NET SALES

Reportable Segments

Insulating Systems	$1,776	$331	$1,766	$1,976
Roofing and Asphalt	1,375	167	1,556	1,806
Other Building Materials and Services	301	60	317	318
Composite Solutions	1,695	227	1,155	1,265

Total reportable segments	5,147	785	4,794	5,365

Corporate Eliminations (1)	(169)	(13)	(167)	(188)

Consolidated	$4,978	$772	$4,627	$5,177

External Customer Sales by Geographic Region

United States	$3,445	$541	$3,648	$4,171
Europe	601	84	358	399
Canada and other	932	147	621	607

NET SALES	$4,978	$772	$4,627	$5,177

(1)	Included in corporate eliminations are inter-segment sales from the Composite Solutions segment to the Roofing and Asphalt segment. Those eliminations were approximately $108 million, $5 million, $122 million, and $155 million in the Successor year ended December 31, 2007, the Successor two months ended December 31, 2006, the Predecessor ten months ended October 31, 2006 and the Predecessor year ended December 31, 2005, respectively. The remaining inter-segment sales eliminations are immaterial to any other segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT DATA (continued)

	Successor				Predecessor
	Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006		Ten Months Ended October 31, 2006		Twelve Months Ended December 31, 2005
	(in millions)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

Reportable Segments

Insulating Systems	$192		$59		$408		$424
Roofing and Asphalt	27		(23)		95		139
Other Building Materials and Services	14		(1)		2		3
Composite Solutions	126		37		117	(a)	121 (b)

Total reportable segments	$359		$72		$622		$687

Reconciliation to Consolidated Earnings (Loss) From Continuing Operations Before Interest and Taxes

Chapter 11-related reorganization items	$—		$(10)		$(45)		$(45)
Asbestos litigation (claims) recoveries	—		—		13		(4,267)
Restructuring and other (costs) credits	(54	)(c)	(32	)(d)	(11	)(e)	18 (f)
Impact of acquisition accounting	(13	)(g)	—		—		—
Acquisition transaction costs	(28)		(6)		(7)		—
Losses related to the exit of our HOMExperts service line	(7)		—		—		—
Employee emergence equity program	(37)		(6)		—		—
Fresh-start accounting impact	—		(63	)(h)	—		—
Asset impairments	(60)		—		—		—
General corporate expense	(15)		1		(121)		(194)

CONSOLIDATED EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	$145		$(44)		$451		$(3,801)

(a)	Includes $45 million of gains on the sale of metal and $20 million of gains from insurance recoveries, for business interruption losses and other items, related to the July 2005 flood of our Taloja, India manufacturing facility. Both of these gains are reflected in the Consolidated Statement of Earnings (Loss) under the caption gain on sale of fixed assets and other.
(b)	Includes $7 million of gains on the sale of metals.
(c)	Includes $28 million of restructuring cost and $26 million of other costs.
(d)	Includes $20 million of restructuring cost and $12 million of other costs.
(e)	Includes $12 million of restructuring cost and $1 million of other gains.
(f)	Includes income of $13 million due to changes in the Ohio tax law during 2005 and gains of $5 million on the early extinguishment of Asian debt.
(g)	Includes $12 million related to the impact of inventory write-up and $1 million related to the write-off of in-process research and development.
(h)	Includes $42 million related to the impact of inventory write-up and $21 million related to the write-off of in-process research and development.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT DATA (continued)

	Successor
ASSETS	December 31, 2007	December 31, 2006
	(in millions)
TOTAL ASSETS

Reportable Segments

Insulating Systems	$2,750	$2,820
Roofing and Asphalt	972	1,018
Other Building Materials and Services	356	689
Composite Solutions	2,789	1,781

Total reportable segments	$6,867	$6,308

Reconciliation to Consolidated Total Assets

Cash and cash equivalents	$135	$1,089
LIFO inventory valuation adjustment	36	37
Restricted cash – disputed distribution reserve	33	85
Deferred income taxes	487	549
Pension-related assets	13	8
Investments in affiliates	53	97
Corporate fixed assets and other assets	248	297

CONSOLIDATED TOTAL ASSETS	$7,872	$8,470

LONG-LIVED ASSETS BY GEOGRAPHIC REGION

United States	$1,707	$1,828
Europe	720	248
Canada and other	523	445

TOTAL LONG-LIVED ASSETS	$2,950	$2,521

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
	(in millions)
PROVISION FOR DEPRECIATION AND AMORTIZATION
Reportable Segments
Insulating Systems	$125	$20	$65	$68
Roofing and Asphalt	40	7	26	35
Other Building Materials and Services	10	2	10	5
Composite Solutions	104	16	74	83

Total reportable segments	279	45	175	191
Reconciliation to Consolidated Provision for Depreciation
General Corporate Depreciation	54	22	26	33

CONSOLIDATED PROVISION FOR DEPRECIATION AND AMORTIZATION	$333	$67	$201	$224

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT DATA (continued)

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
	(in millions)
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
Reportable Segments
Insulating Systems	$91	$31	$126	$125
Roofing and Asphalt	41	19	23	22
Other Building Materials and Services	19	4	12	28
Composite Solutions	73	17	113	95

Total Reportable Segments	224	71	274	270
Reconciliation to Consolidated Additions to Plant and Equipment

General Corporate Additions	23	6	10	18

CONSOLIDATED ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	$247	$77	$284	$288

3.    INVENTORIES

Inventories are summarized as follows (in millions):

	Successor
	December 31, 2007	December 31, 2006
Finished goods	$578	$518
Materials and supplies	207	194

FIFO inventory	785	712
LIFO adjustment	36	37

Total inventories	$821	$749

As a result of applying purchase accounting related to the acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses, inventories were stepped up to fair value resulting in an adjustment of approximately $12 million, which was charged to cost of sales in the Successor Company’s Consolidated Statement of Earnings (Loss) for the year ended December 31, 2007.

In connection with the adoption of fresh-start accounting, inventories were stepped up to fair value resulting in an adjustment of approximately $246 million, of which $42 million was charged to cost of sales in the Successor Company’s Consolidated Statement of Earnings for the period November 1, 2006 to December 31, 2006.

Approximately $406 million and approximately $399 million of FIFO inventories were valued using the LIFO method at December 31, 2007 and 2006, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    INVENTORIES (continued)

During the Predecessor ten months ended October 31, 2006, certain inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with current year purchases, the effect of which decreased cost of goods sold by approximately $1 million for the Predecessor ten months ended October 31, 2006.

4.    GOODWILL AND INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

		Successor
		December 31, 2007
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	18	$173	$(10)	$163
Technology	19	192	(12)	180
Franchise and other agreements	14	32	(3)	29
In process research and development		1	(1)	—
Non-amortizable intangible assets:
Trademarks		838	—	838

		$1,236	$(26)	$1,210

Goodwill		$1,174

		Successor
		December 31, 2006
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$174	$(2)	$172
Technology	20	198	(2)	196
Franchise and other agreements	15	33	(1)	32
In process research and development		21	(21)	—
Non-amortizable intangible assets:
Trademarks		898	—	898

		$1,324	$(26)	$1,298

Goodwill		$1,313

As a result, the Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $21 million in each of the next five fiscal years.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    GOODWILL AND INTANGIBLE ASSETS (continued)

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

Successor	Insulating Systems	Roofing and Asphalt	Other Building Materials and Services	Composite Solutions	Total
Balance as of December 31, 2006	$852	$261	$142	$58	$1,313
Acquisitions (see Note 7)	—	—	—	20	20
Divestitures (see Note 8)	—	—	(60)	—	(60)
Income tax adjustments (see Notes 17 and 22)	(31)	(39)	(30)	—	(100)
Foreign currency adjustments	—	—	1	—	1

Balance as of December 31, 2007	$821	$222	$53	$78	$1,174

The Successor Company has elected the fourth quarter to perform its annual testing for goodwill and indefinite lived intangible asset impairment. The Company tests goodwill and indefinite lived intangible assets for impairment during the fourth quarter of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as required in SFAS No. 142. The review performed in 2007 resulted in no impairment of goodwill.

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	Successor
	December 31, 2007	December 31, 2006
Land	$243	$188
Buildings and leasehold improvements	537	470
Machinery and equipment	2,156	1,732
Construction in progress	131	171

	3,067	2,561
Accumulated depreciation	(295)	(40)

Net property, plant and equipment	$2,772	$2,521

In the third quarter of 2007, the Company recorded an impairment loss on property, plant and equipment in conjunction with the integration of manufacturing facilities associated with its acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses of $10 million. The loss was measured using prices for similar assets, and was recorded as a corporate charge to cost of sales on the Consolidated Statement of Earnings (Loss).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    INVESTMENTS IN AFFILIATES

At December 31, 2007 and 2006, the Company’s ownership percentage in affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, included:

	Successor
	2007	2006
Arabian Fiberglass Insulation Company, Ltd. (Saudi Arabia)	49%	49%
Automotive Composite Solutions (International)	26%	26%
Fiberteq LLC (U. S.)	50%	50%
Neptco LLC (U.S.)	50%	50%
Owens Corning South Africa (Pty) Ltd.	0%	40%
Violet Reinforcements, S. de R.L. (Mexico) (a)	100%	50%

(a)	The remaining interest in Violet Reinforcements, S. de R.L. (Mexico) was purchased as part of the Company’s acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses. As of November 1, 2007 this entity is no longer accounted for as an equity affiliate, but is consolidated in the overall results of the Company.

The following tables provide summarized financial information on a combined 100% basis for the Company’s affiliates accounted for under the equity method (in millions):

	Successor		Predecessor
	2007	2006	2005
At December 31:
Current assets	$59	$85	$81
Noncurrent assets	57	135	145
Current liabilities	18	35	43
Noncurrent liabilities	10	6	7

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
Net sales	$195	$40	$197	$209
Gross margin	31	6	34	30
Net earnings (loss)	4	1	10	(2)

The Company’s carrying amount for entities accounted for under the equity method exceeded the Company’s underlying equity in net assets by $13 million. This difference is the result of adopting fresh-start accounting at the Effective Date, which resulted in a write-up of assets of $17 million.

Dividends received from entities accounted for under the equity method for the Successor year ended December 31, 2007, the Successor two months ended December 31, 2006, the Predecessor ten months ended

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    INVESTMENTS IN AFFILIATES (continued)

October 31, 2006 and the Predecessor year ended December 31, 2005 were $4 million, $3 million, $3 million, and $2 million, respectively. Undistributed earnings of affiliates was a loss of less than $1 million for the Successor year ended December 31, 2007.

7.    ACQUISITIONS

On November 1, 2007, the Company completed its acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses for $640 million, which included $56 million in acquired cash and the assumption of $51 million of debt, and excluded estimated transaction costs and purchase price adjustments. As part of the Company’s global growth strategy, this acquisition strengthens its position as a market leader in glass reinforcements and composites. Operating results of these businesses are included in the Company’s Composite Solutions segment within the Consolidated Financial Statements beginning November 1, 2007.

In connection with this acquisition, the Company initiated plans to integrate the acquired operations and recorded $28 million in exit-related liabilities for severance to eliminate positions management believes will be redundant and cost related to exiting facilities and operations. When the Company finalizes its plans in 2008, there may be increases or decreases to the estimated exit-related liabilities. The Company expects that these activities will be completed by 2011.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions). The Company is in the process of completing valuations of certain assets; thus, the allocation of the purchase price is subject to refinement.

November 1, 2007
Cash	$56
Current assets	452
Other assets	8
Intangible assets	10
Property, plant, and equipment	517

Total assets acquired	1,043

Current liabilities	280
Short-term debt	45
Long-term debt, current portion	3
Long-term debt	3
Pensions, OPEB and other	58

Total liabilities assumed	389

Net assets acquired	$654

The initial value assigned to intangible assets acquired was $10 million, which consists of customer relationships of $8 million, with a weighted average useful life of 20 years, and technology of $2 million, with a weighted average useful life of 15 years. Included in technology was in-process research and development of $1 million which was immediately expensed in November and recorded within science and technology expense on the Consolidated Statements of Earnings (Loss). The pro-forma effect of this acquisition on revenues and earnings was not material.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    ACQUISITIONS (continued)

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

In September 2006, the Company acquired the Modulo™/ParMur Group, a market-leading producer and distributor of manufactured stone veneer in Europe, for approximately $32 million. The acquisition furthered the global expansion of the Company’s manufactured stone veneer business in the European building products market. The pro-forma effect of this acquisition on revenues and earnings was not material.

8.    DIVESTITURES

In August 2007, the Company completed the sale of its Siding Solutions business, a component of its Other Building Materials and Services segment, for net proceeds of approximately $368 million. The sale was a result of the Company’s strategic review of this business. The Company recognized a gain of approximately $115 million on the sale, which is inclusive of an estimated purchase price adjustment related to working capital. The divested business includes the Norandex/Reynolds distribution business and three siding manufacturing facilities. The results of operations for the Siding Solutions business and the gain on the sale are reported within discontinued operations in the Consolidated Statements of Earnings (Loss), and prior period Consolidated Statements of Earnings (Loss) have been recast. The prior period Consolidated Balance Sheet and Consolidated Statements of Cash Flow have not been recast.

The disposed assets and liabilities of the Siding Solutions business at the closing date of the sale included the following (in millions):

Current assets
Receivables, less allowance for doubtful accounts of $7	$109
Inventories	86
Other current assets	5

Total current assets	200
Property, plant and equipment, net	56
Goodwill	60
Intangible assets	32

Total assets	$348

Current liabilities
Accounts payable and accrued liabilities	$90

Total current liabilities	90
Other long-term liabilities	12

Total liabilities	$102

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    DIVESTITURES (continued)

Operating results of the Siding Solutions business were as follows (in millions):

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
Net sales	$529	$118	$765	$916
Fresh start accounting adjustments	$—	$—	$(94)	$—
Earnings (loss) from discontinued operations before income tax expense	$28	$(10)	$124	$38
Income tax expense (benefit)	10	(3)	26	16

Earnings (loss) from discontinued operations, net of taxes	$18	$(7)	$98	$22

In September 2007, the Company completed the sale of its Fabwel unit, a component of its Composite Solutions segment, for net proceeds of approximately $57 million, which is inclusive of an estimated contingent liability. The sale was a result of the Company’s strategic review of this business. The Company recognized a loss of $15 million on the sale, which is included in discontinued operations on the Consolidated Statement of Earnings (Loss). The results of operations for Fabwel are reported within discontinued operations in the accompanying Consolidated Statements of Earnings (Loss), and prior period Consolidated Statements of Earnings (Loss) have been recast. The prior period Consolidated Balance Sheet and Consolidated Statements of Cash Flow have not been recast.

The disposed assets and liabilities of Fabwel at the closing date of the sale included the following (in millions):

Current assets
Receivables	$7
Inventories	17

Total current assets	24
Property, plant and equipment	19
Intangible assets	33

Total assets	$76

Accounts payable and accrued liabilities	$4

Total liabilities	$4

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    DIVESTITURES (continued)

Operating results of Fabwel were as follows (in millions):

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
Net sales	$97	$19	$160	$230
Fresh start accounting adjustments	$—	$—	$(36)	$—
Earnings (loss) from discontinued operations before income tax expense	$(14)	$(6)	$48	$21
Income tax expense (benefit)	(5)	(2)	19	8

Earnings (loss) from discontinued operations, net of taxes	$(9)	$(4)	$29	$13

In the first quarter of 2007, the Company sold its remaining 40% ownership interest in Owens Corning South Africa (Pty) Ltd, for $12 million.

9.    ASSETS AND LIABILITIES HELD FOR SALE

In the third quarter of 2007, the Company committed to a plan to sell composite manufacturing facilities located in Battice, Belgium and Birkeland, Norway to gain regulatory approval for the acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses. A definitive agreement to sell these facilities to Platinum Equity was reached on January 23, 2008. The divestitures are subject to regulatory approval, and are expected to close during the first quarter of 2008. These facilities are included in the Company’s Composite Solutions segment.

At December 31, 2007, assets and liabilities held for sale at these facilities is comprised of $53 million of current assets, $171 million of property, plant and equipment and $48 million of liabilities. In the fourth quarter of 2007, the Company recorded an impairment loss of $50 million as a corporate charge to cost of sales on the Consolidated Statement of Earnings (Loss) to write the property, plant and equipment of these facilities down to fair value less costs to sell.

In the fourth quarter of 2007, the Company committed to plans to sell the assets of certain manufacturing facilities as part of its restructuring plans described in Note 13. The divestitures of these facilities are expected to close during 2008. At December 31, 2007, assets held for sale at these facilities were a combined total of $7 million of property, plant and equipment. The Company recorded an impairment loss of $4 million as a corporate charge to cost of sales on the Consolidated Statement of Earnings (Loss) to write the property, plant and equipment of these facilities down to fair value less costs to sell. These costs are further described in Note 13 as other charges.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    ASSETS AND LIABILITIES HELD FOR SALE (continued)

As of December 31, 2007, the assets and liabilities held for sale consist of the following (in millions):

Successor
December 31, 2007
Current assets
Receivables, net	$22
Inventories	31
Other current assets	—

Total current assets	53
Property, plant and equipment, net	178

Total assets	$231

Accounts payable and accrued liabilities	$40

Total current liabilities	40
Other liabilities	8

Total liabilities	$48

10.    LEASES

The Company leases certain equipment and facilities under operating leases expiring on various dates through 2025. Some of these leases include cost-escalation clauses. Such cost-escalation clauses are recognized on a straight-line basis over the lease term. Total rental expense charged to operations was $93 million, $14 million, $64 million, and $77 million in the Successor year ended December 31, 2007, the Successor two months ended December 31, 2006, the Predecessor ten months ended October 31, 2006, and the Predecessor year ended December 31, 2005, respectively. At December 31, 2007, the minimum future rental commitments under non-cancelable operating leases with initial maturities greater than one year payable over the remaining lives of the leases are (in millions):

Period	Minimum Future Rental Commitments
2008	$66
2009	42
2010	29
2011	21
2012	18
2013 and beyond	100

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2007 and 2006 (in millions):

	Successor
	2007	2006
Accounts payable	$569	$507
Payroll and vacation pay	102	131
Payroll, property, and miscellaneous taxes	164	110
Accrued pre-petition liabilities	125	93
Other employee benefits liability	50	50
Legal and audit fees	6	42
Restructure	26	29
Warranty (current portion)	15	28
Other	80	91

Total	$1,137	$1,081

12.    WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities for the years ended December 31, 2007 and 2006 is as follows (in millions):

	Successor
	December 31, 2007	December 31, 2006
Beginning balance	$50	$51
Amounts accrued for current year	13	2
Adjustments of prior accrual estimates	5	—
Settlements of warranty claims	(25)	(3)
Fresh-start present value adjustment	3	—
Siding Solutions divestiture	(13)	—

Ending balance	$33	$50

13.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS)

2007 CHARGES

As a result of evaluating market conditions in 2007, actions were taken to close facilities and reduce operating costs. The Company initiated actions which resulted in approximately $57 million in charges, comprised of a $31 million restructure charge and $26 million of other charges. The $26 million of other charges were included in the Consolidated Statement of Earnings (Loss) under the caption cost of sales. The Company anticipates an additional $7 million in restructuring cost to be incurred in 2008, and that payments related to these activities will continue into 2009.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS) (continued)

Corporate

In 2007, the Company initiated actions which resulted in $7 million in restructure charges related to severance costs and equity awards. Included in the $7 million were severance costs for approximately 60 corporate employees and equity awards costs for all employees terminated as part of the restructuring plan.

Insulating Systems

In 2007, this business initiated actions which resulted in $20 million in restructure charges and other charges, comprised of $7 million in restructure charges and $13 million in other charges. The $7 million in restructure charges is related to severance costs associated with the elimination of approximately 230 employees due to work force reduction and plant closures. The $13 million in other charges related to accelerated depreciation of fixed assets to be abandoned associated with the plant closures and capacity reductions.

Roofing and Asphalt

In 2007, this business initiated actions which resulted in $10 million in restructure charges and other charges, comprised of $4 million in restructure charges and $6 million in other charges. The $4 million in restructure charges is comprised of $3 million related to severance costs associated with the elimination of approximately 80 employees due to work force reduction and plant closures and $1 million associated with the termination of a contract. The $6 million in other charges related to $5 million of accelerated depreciation of fixed assets to be abandoned and $1 million impairment of fixed assets associated with a plant closure.

Composite Solutions

In 2007, this business initiated actions which resulted in $10 million in restructure and other charges, comprised of $7 million in restructure charges and $3 million in other charges. The $7 million in restructure charges is comprised of cost associated with the severance of approximately 240 positions. The $3 million in other charges related to impairment of fixed assets.

Other Building Materials and Services

In 2007, this business initiated actions which resulted in $10 million in restructure and other charges, comprised of $6 million in restructure charges and $4 million in other charges. The $6 million in restructure charges is comprised of $2 million of severance costs associated with the elimination of approximately 130 positions due to reduction in work force and plant closures and $4 million associated with the termination of a contract. The $4 million in other charges related to $3 million of accelerated depreciation of fixed assets to be abandoned and a $1 million write-off of inventory due to plant closures.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS) (continued)

Status of Liability for Restructuring Programs – 2007 Restructuring Plan

The following table summarizes the status of the unpaid liabilities from the Company’s restructuring actions (in millions):

	Successor
	Beginning Balance December 31, 2006	Accruals	Payments	Ending Balance December 31, 2007
Severance	$—	$26	$(4)	$22
Contract termination	—	5	(1)	4

Total	$—	$31	$(5)	$26

2006 CHARGES

As a result of evaluating market conditions in the second half of 2006 actions were taken to close facilities, exit certain product lines and reduce operating costs. The Successor initiated actions which resulted in approximately $32 million in charges, comprised of a $20 million restructure charge and $12 million of other charges. The $12 million of other charges were included in the Consolidated Statement of Earnings (Loss) under the caption cost of sales.

The Predecessor initiated actions which resulted in approximately $11 million in charges during the ten months ended October 31, 2006, comprised of a $12 million restructure charge and $1 million of other income. The $1 million of other income was reported as a $2 million charge to the Consolidated Statement of Earnings (Loss) under the caption cost of sales and $3 million of income to the Consolidated Statement of Earnings (Loss) under the caption (gain) loss on sale of fixed assets and other.

Insulating Systems

In the Successor period, this business initiated actions which resulted in $2 million in restructure charges related to severance costs associated with the elimination of approximately 40 employees due to a plant closure.

Roofing and Asphalt

In the Successor period, this business initiated actions which resulted in $13 million in restructure charges comprised of severance costs of $3 million associated with the elimination of approximately 20 positions, primarily administrative personnel, and contract termination costs of $10 million associated with the termination of two supply contracts.

In the Predecessor period, this business initiated actions which resulted in $1 million in restructure and other charges, comprised of $2 million in restructure charges and $1 million in other income. The restructure charges of $2 million were related to the severance of approximately 110 positions associated with the closure of two facilities. Other income of $1 million were related to an $11 million gain on sale of one facility offset by a $7 million charge for excess costs associated with servicing storm-related demand in the southeastern United States and $3 million impairment of fixed assets and inventory associated with the closure of the two facilities.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS) (continued)

Composite Solutions

In the Successor period, this business initiated actions which resulted in $5 million in other charges, related to impairment of fixed assets and inventory associated with the discontinuation of a product.

In the Predecessor period, this business initiated actions which resulted in $10 million in restructure charges, comprised of $8 million associated with the severance of approximately 160 positions and $2 million for dismantling of production equipment.

Other Building Materials and Services

In the Successor period, this business initiated actions which resulted in $17 million in restructure and other charges, comprised of $5 million in restructure charges and $12 million in other charges. The $5 million in restructure charges includes $5 million of severance costs associated with the elimination of approximately 670 positions due to the exit of the HOMExperts business. The $12 million in other charges related to costs associated with the exit of the HOMExperts business consisting of $2 million in impairment of fixed assets, $8 million of additional uncollectible receivables, and $2 million of additional warranty costs.

Status of Liability for Restructuring Programs – 2006 Restructuring Plan

The following table summarizes the status of the unpaid liabilities from the Company’s restructuring actions (in millions):

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006
Beginning Balance	$29	$8	$—
Accrual	(3)	27	12
Cash Payments	(26)	(6)	(4)

Ending Balance	$—	$29	$8

2005 Credits

During 2005, due to new Ohio state tax legislation, the Predecessor recorded a credit in the Consolidated Statement of Earnings (Loss) under the caption gain (loss) on the sale of fixed assets and other of approximately $13 million representing the present value of the net operating losses that will be allowed to be taken as credits against a new gross receipts tax. The Predecessor also renegotiated certain Asian debt, resulting in a gain of $5 million related to the forgiveness of such debt. This gain was also recorded in the Consolidated Statement of Earnings (Loss) under the caption gain (loss) on the sale of fixed assets and other.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.    DEBT

Details of our outstanding long-term debt for the years ended December 31, 2007 and 2006 is as follows (in millions):

	Successor
	2007	2006
Long-Term Debt:
6.50% Senior Notes, net of discount, due 2016	$648	$648
7.00% Senior Notes, net of discount, due 2036	539	539
Senior Term Facility, maturing 2011	600	—
Revolving Credit Facility	140	—
Internal Revenue Service note, maturing 2012, 8.00%	—	89
Various foreign bank variable interest loans maturing through 2009	—	25
Various capital leases due through and beyond 2050	47	20
Various floating rate debt with maturities up to 2017	20	—
Other long-term debt with maturities up to 2020, at rates from 0% to 11%	9	14

	$2,003	$1,335
Less – current portion	10	39

Total long-term debt	$1,993	$1,296

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

The Senior Notes consist of $650 million aggregate principal amount of 6.50% notes due December 1, 2016 and $550 million aggregate principal amount of 7.00% notes due December 1, 2036, with effective interest rates of 6.62% and 7.23%, respectively. Interest on each series of notes is payable on June 1 and December 1 of each year, beginning on June 1, 2007. We may redeem some or all of the Notes at any time at a “make-whole” redemption price. We are subject to certain covenants in connection with issuance of the Senior Notes.

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

The Senior Notes are also guaranteed by each of the Company’s current and future material wholly-owned United States subsidiaries that is a borrower or a guarantor under the Credit Agreement (defined below). Each

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.    DEBT (continued)

guaranty of the Senior Notes is a general unsecured obligation of the guarantors and ranks pari passu with all existing and future unsecured senior indebtedness of the subsidiary guarantors. The guarantees of the Senior Notes rank senior in right of payment to any subordinated indebtedness of the guarantors and are effectively subordinated to the guarantor’s secured indebtedness, to the extent of the value of the collateral securing such indebtedness.

Senior Credit Facilities

On October 31, 2006, the Company entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and various lenders, which are parties thereto. The Credit Agreement created two credit facilities (the “Credit Facilities”), consisting of:

•	a $1.0 billion multi-currency senior Revolving Credit Facility; and
•	a $600 million delayed-draw Senior Term Facility.

The Credit Facilities each have a five-year maturity. Proceeds from the Revolving Credit Facility are available for general working capital needs and for other general corporate purposes. The term loan was used to partially fund payments to the Owens Corning/Fibreboard Asbestos Personal Injury Trust (the “524(g) Trust”) in January of 2007 (see Note 23). The Revolving Credit Facility is comprised of a U.S. facility, a Canadian facility and a European facility. The Credit Agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates.

Any obligations under the Credit Facilities are unconditionally and irrevocably guaranteed by the Company’s current and future material wholly-owned United States subsidiaries. The Company had $85 million and $224 million of letters of credit outstanding under the Revolving Credit Facility at December 31, 2007 and 2006, respectively.

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

The aggregate maturities for all long-term debt issues for each of the five years following December 31, 2007 and thereafter are:

Period	(in millions)
2008	$10
2009	10
2010	15
2011	743
2012	3
2013 and beyond	1,222

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.    DEBT (continued)

Short Term Debt

At December 31, 2007 and 2006, short-term borrowings were $47 million and $1.401 billion, respectively. The December 31, 2006, balance included a note payable to the 524(g) Trust of $1.390 billion, which was paid in January of 2007, see Note 23. The remaining short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 5.3% and 7.0% at December 31, 2007 and 2006, respectively.

15.    PENSION PLANS

The Company sponsors defined benefit pension plans covering most employees. Under the plans, pension benefits are based on an employee’s years of service and, for certain categories of employees, qualifying compensation. Company contributions to these pension plans are determined by an independent actuary to meet or exceed minimum funding requirements. The unrecognized cost of retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    PENSION PLANS (continued)

The following table provides a reconciliation of the change in the projected benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheet for the periods January 1, 2007 to December 31, 2007 and November 1, 2006 to December 31, 2006 (in millions):

	Successor
	December 31, 2007 Measurement Date			December 31, 2006 Measurement Date
	United States Plans	Non-United States Plans	Total	United States Plans	Non-United States Plans	Total
Change in Projected Benefit Obligation

Benefit obligation at beginning of period	$1,024	$495	$1,519	$1,026	$505	$1,531
Service cost	23	6	29	4	1	5
Interest cost	58	26	84	10	4	14
Actuarial (gain) loss	(66)	(54)	(120)	(5)	(15)	(20)
Currency (gain) loss	—	33	33	—	3	3
Acquisitions/Divestitures	—	24	24	—	—	—
Benefits paid	(91)	(24)	(115)	(11)	(3)	(14)
Curtailment loss	4	1	5	—	—	—
Other	—	14	14	—	—	—

Benefit obligation at end of period	$952	$521	$1,473	$1,024	$495	$1,519

Change in Plan Assets

Fair value of assets at beginning of period	$832	$384	1,216	$824	$372	$1,196
Actual return on plan assets	53	10	63	19	8	27
Currency gain (loss)	—	31	31	—	1	1
Company contributions	103	19	122	—	6	6
Benefits paid	(90)	(24)	(114)	(11)	(3)	(14)
Acquisitions/Divestitures	—	9	9	—	—	—
Other	—	9	9	—	—	—

Fair value of assets at end of period	$898	$438	$1,336	$832	$384	$1,216

Funded status	$(54)	$(83)	$(137)	$(192)	$(111)	$(303)

Amounts Recognized in the Consolidated Balance Sheet

Prepaid pension cost	$—	$13	$13	$—	$7	$7
Accrued pension cost – current	(2)	(2)	(4)	(1)	—	(1)
Accrued pension cost – noncurrent	(52)	(94)	(146)	(191)	(118)	(309)

Net amount recognized	$(54)	$(83)	$(137)	$(192)	$(111)	$(303)

Amounts Recorded in Accumulated Other Comprehensive Income

Net actuarial gain	$(61)	$(53)	$(114)	$(13)	$(19)	$(32)

The $4 million curtailment loss for the United States plans shown above is attributable to the restructuring that occurred in late 2007. This curtailment loss reduced the unrecognized net gain balance for the United States plans and, therefore, was not immediately recognized in 2007 net periodic pension cost. However, this curtailment loss was recognized in accumulated other comprehensive income in 2007.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    PENSION PLANS (continued)

The following table provides a reconciliation of the change in the projected benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheet for the period January 1, 2006 to October 31, 2006 (in millions):

	Predecessor
	October 31, 2006 Measurement Date
	United States Plans	Non-United States Plans	Total
Change in Projected Benefit Obligation

Benefit obligation at beginning of period	$1,032	$394	$1,426
Service cost	18	4	22
Interest cost	48	18	66
Actuarial (gain) loss	15	58	73
Currency (gain) loss	—	34	34
Acquisitions	—	14	14
Plan amendments	(1)	—	(1)
Benefits paid	(84)	(16)	(100)
Benefits paid directly by Company	(2)	(1)	(3)

Benefit obligation at end of period	$1,026	$505	$1,531

Change in Plan Assets

Fair value of assets at beginning of period	$813	$320	$1,133
Actual return on plan assets	61	31	92
Currency gain (loss)	—	25	25
Company contributions	34	9	43
Acquisitions	—	3	3
Benefits paid	(84)	(16)	(100)

Fair value of assets at end of period	$824	$372	$1,196

Funded status	$(202)	$(133)	$(335)
Unrecognized net transition asset	—	—	—
Unrecognized net actuarial loss	—	—	—
Unrecognized prior service cost	—	—	—

Net amount recognized at October 31, 2006	$(202)	$(133)	$(335)

Amounts Recognized in the Consolidated Balance Sheet

Prepaid pension cost	$—	$3	$3
Accrued pension cost	(202)	(136)	(338)
Intangible asset	—	—	—
Accumulated other comprehensive loss	—	—	—

Net amount recognized	$(202)	$(133)	$(335)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    PENSION PLANS (continued)

The following table presents information about the projected benefit obligation, accumulated benefit obligation and plan assets of the Company’s pension plans (in millions):

	December 31, 2007 Measurement Date			December 31, 2006 Measurement Date			October 31, 2006 Measurement Date
	United States	Non-United States	Total	United States	Non-United States	Total	United States	Non-United States	Total
Plans with ABO in excess of fair value of plan assets:
Projected benefit obligation	$952	$343	$1,295	$1,024	$356	$1,380	$1,026	$432	$1,458
Accumulated benefit obligation	951	324	1,275	1,022	337	1,359	1,024	409	1,433
Fair value of plan assets	898	245	1,143	832	238	1,070	824	295	1,119

Plans with fair value of assets in excess of ABO:
Projected benefit obligation	$—	$178	$178	$—	$139	$139	$—	$73	$73
Accumulated benefit obligation	—	156	156	—	127	127	—	64	64
Fair value of plan assets	—	193	193	—	146	146	—	77	77

Total projected benefit obligation	$952	$521	$1,473	$1,024	$495	$1,519	$1,026	$505	$1,531
Total accumulated benefit obligation	951	480	1,431	1,022	464	1,486	1,024	473	1,497
Total plan assets	898	438	1,336	832	384	1,216	824	372	1,196

Weighted-Average Assumptions Used to Determine Benefit Obligation

The following table presents weighted average assumptions used to determine the benefit obligations as of the measurement dates noted.

	December 31, 2007 Measurement Date	December 31, 2006 Measurement Date	October 31, 2006 Measurement Date
United States Plan
Discount rate	6.55%	5.90%	5.85%
Rate of compensation increase	5.34%	5.41%	5.41%

Non-United States Plans
Discount rate	5.66%	4.95%	4.78%
Rate of compensation increase	3.89%	3.90%	3.90%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    PENSION PLANS (continued)

Components of Net Periodic Pension Cost

The following table presents the components of net periodic pension cost for the periods noted (in millions):

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
Service cost	$29	$5	$22	$25
Interest cost	84	14	66	79
Expected return on plan assets	(95)	(15)	(67)	(80)
Amortization of transition amount	—	—	—	(1)
Amortization of prior service cost	—	—	5	4
Amortization of actuarial loss	—	—	41	49
Curtailment/settlement loss	1	—	1	—

Net periodic benefit cost	$19	$4	$68	$76

Weighted-Average Assumptions Used to Determine Net Periodic Pension Cost

The following table presents weighted average assumptions as determined at the measurement dates noted (in millions):

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
United States Plans
Discount rate	5.90%	5.85%	5.80%	5.85%
Expected return on plan assets	8.00%	8.00%	7.50%	7.50%
Rate of compensation increase	5.41%	5.41%	5.44%	5.44%

Non-United States Plans
Discount rate	4.95%	4.78%	5.10%	5.59%
Expected return on plan assets	6.92%	6.94%	6.68%	6.70%
Rate of compensation increase	3.90%	3.90%	3.69%	3.72%

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    PENSION PLANS (continued)

Other Comprehensive Income

For the year ended December 31, 2007, the Company recognized net actuarial gains of $82 million on the balance sheet, recorded as a $6 million increase in prepaid pension cost and a $76 million decrease in accrued pension cost. This amount was recorded as a credit to other comprehensive income ($52 million, net of tax). Approximately $1 million of the $114 million balance in accumulated other comprehensive income is expected to be recognized as net periodic pension cost during 2008.

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

During 2005 adjustments to the additional minimum liability resulted in a charge to other comprehensive income of $48 million.

Plan Assets

Asset allocations for the United States pension plan are presented below.

Asset Category	December 31, 2007 Measurement Date	December 31, 2006 Measurement Date	October 31, 2006 Measurement Date
Equity	41%	42%	40%
Fixed income and cash equivalents	55%	56%	58%
Real estate	4%	2%	2%

Excluding foreseeable future contributions and other amounts necessary to pay benefits for the rolling upcoming two years which are invested in a Lehman Aggregate Bond Index Fund, the U.S. pension plan’s current investment policy is to have plan assets invested 52% in equity securities, 5% in real estate, 5% in real assets, and 38% in a long bond portfolio whose duration approximately matches certain expected future benefit payments.

Asset allocations for the Non-United States pension plan are presented below.

Asset Category	December 31, 2007 Measurement Date	December 31, 2006 Measurement Date	October 31, 2006 Measurement Date
Equity	52%	50%	48%
Fixed income and cash equivalents	46%	50%	51%
Real estate	2%	0%	1%

The above asset allocation percentages are in compliance with the Non-United States pension plan’s current investment policy.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    PENSION PLANS (continued)

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s pension plans (in millions):

Year	Estimated Benefit Payments
2008	$130
2009	106
2010	106
2011	108
2012	108
2013-2017	555

Contributions

Owens Corning expects to contribute between $60 and $65 million in cash to the United States pension plan during 2008, and another $10 million to $15 million to non-United States plans. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements.

Defined Contribution Plans

The Company sponsors two defined contribution plans which are available to substantially all United States employees. The Company matches a percentage of employee contributions up to a maximum level. The Company recognized expense of $25 million, $4 million, $25 million and $25 million during the year ended December 31, 2007, the two months ended December 31, 2006, the ten month period ended October 31, 2006 and the year ended December 31, 2005, respectively, for matching contributions to these plans.

16.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company maintains health care and life insurance benefit plans for certain retired employees and their dependents. The health care plans in the United States are non-funded and pay either (1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or (2) fixed amounts of medical expense reimbursement.

Employees become eligible to participate in the United States health care plans upon retirement if they have accumulated 10 years of service after age 45, 48 or 50, depending on the category of employee. Effective January 1, 2006, the Predecessor significantly reduced the subsidy for post-65 retiree health care coverage, except for certain grandfathered groups. For employees hired after December 31, 2005, the Company does not provide subsidized retiree health care. Some of the plans are contributory, with some retiree contributions adjusted annually. The Company has reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements.

The Company adopted the provisions of SFAS 158, including the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end, upon emergence from bankruptcy. Prior to adoption of SFAS 158, the Predecessor used an October 31 measurement date.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          (continued)

The following tables provide a reconciliation of the change in the accumulated benefit obligation and amounts recognized in the Consolidated Balance Sheet for the periods from January 1, 2007 to December 31, 2007 and November 1, 2006 to December 31, 2006 (in millions):

	Successor
	December 31, 2007 Measurement Date			December 31, 2006 Measurement Date
	United States Plans	Non-United States Plans	Total	United States Plans	Non-United States Plans	Total
Change in Accumulated Postretirement Benefit Obligation

Benefit obligation at beginning of period	$302	$25	$327	$302	$26	$328
Service cost	3	1	4	1	—	1
Interest cost	17	1	18	3	—	3
Actuarial (gain) loss	(35)	(5)	(40)	(1)	—	(1)
Currency (gain) loss	—	3	3	—	(1)	(1)
Benefits paid	(19)	(1)	(20)	(3)	—	(3)

Benefit obligation at end of period	$268	$24	$292	$302	$25	$327

Funded status	$(268)	$(24)	$(292)	$(302)	$(25)	$(327)

Amounts Recognized in the Consolidated Balance Sheet

Accrued benefit obligation – current	$(23)	$(1)	$(24)	$(24)	$(1)	$(25)
Accrued benefit obligation – noncurrent	(245)	(23)	(268)	(278)	(24)	(302)

Net amount recognized	$(268)	$(24)	$(292)	$(302)	$(25)	$(327)

Amounts Recorded in Accumulated Other Comprehensive Income

Net actuarial gain	$(36)	$(5)	$(41)	$(1)	$—	$(1)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          (continued)

The following table provides a reconciliation of the change in the accumulated benefit obligation and amounts recognized in the Consolidated Balance Sheet for the period from January 1, 2006 to October 31, 2006 (in millions):

	Predecessor
	October 31, 2006 Measurement Date
	United States Plans	Non-United States Plans	Total
Change in Accumulated Postretirement Benefit Obligation
Benefit obligation at beginning of period	$359	$24	$383
Service cost	4	—	4
Interest cost	16	1	17
Amendments	(40)	—	(40)
Actuarial (gain) loss	(18)	1	(17)
Currency loss	—	1	1
Benefits paid	(20)	(1)	(21)
Medicare Part D reimbursement	1	—	1

Benefit obligation at end of period	$302	$26	$328

Funded status	$(302)	$(26)	$(328)
Amounts Recognized in the Consolidated Balance Sheet

Accrued benefit obligation – current	$(25)	$(2)	$(27)
Accrued benefit obligation – noncurrent	(277)	(24)	(301)

Net amount recognized	$(302)	$(26)	$(328)

Weighted-Average Assumptions Used to Determine Benefit Obligations

The following table presents the discount rates used to determine the benefit obligations as of the measurement dates noted.

	December 31, 2007 Measurement Date	December 31, 2006 Measurement Date	October 31, 2006 Measurement Date
United States Plans	6.45%	5.80%	5.80%
Non-United States Plans	5.75%	5.05%	5.00%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          (continued)

Components of Net Periodic Postretirement Benefit Cost

The following table presents the components of net periodic postretirement benefit cost for the periods noted (in millions):

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
Service cost	$4	$1	$4	$9
Interest cost	18	3	17	25
Amortization of prior service cost	—	—	(11)	(6)
Amortization of actuarial loss	—	—	1	3

Net periodic postretirement benefit cost	$22	$4	$11	$31

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

The following table presents the discount rates used to determine net periodic postretirement benefit cost for the periods noted:

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
United States Plans	5.80%	5.80%	5.80%	5.85%
Non-United States Plans	5.05%	5.00%	5.25%	5.85%

The following table presents health care cost trend rates used to determine net periodic postretirement benefit cost for the periods noted, as well as information regarding the ultimate rate and the year in which the ultimate rate is reached (in millions):

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
United States Plans
Initial rate at end of year	9.00%	9.00%	10.00%	8.00-9.50%
Ultimate rate	5.00%	4.75%	5.00%	5.00%
Year in which ultimate rate is reached	2015	2014	2010	2007
Non-United States Plans
Initial rate at end of year	9.00%	7.80%	10.00%	10.00%
Ultimate rate	5.00%	4.50%	5.00%	4.50%
Year in which ultimate rate is reached	2013	2009	2009	2009

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. POSTEMPLOYMENT	AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
(continued)

The health care cost trend rate assumption can have a significant effect on the amounts reported. To illustrate, a one-percentage point change in the December 31, 2007 assumed health care cost trend rate would have the following effects (in millions):

	1-Percentage Point
	Increase	Decrease
Increase (decrease) in total service cost and interest cost components of net periodic postretirement benefit cost	$1	$(1)
Increase (decrease) of accumulated postretirement benefit obligation	13	(12)

Other Comprehensive Income

For the year ended December 31, 2007, the Company recognized net actuarial gains of approximately $40 million on the balance sheet. This amount was recorded as a credit to other comprehensive income ($25 million net of tax). Approximately $1 million of the $41 million balance in accumulated other comprehensive income is expected to be recognized as net periodic postretirement benefit cost during 2008.

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s postretirement benefit plans:

Year	Estimated Benefit Payments Before Medicare Subsidy	Estimated Medicare Subsidy	Estimated Benefit Payments Net of Medicare Subsidy
	(dollars in millions)
2008	$27	$(2)	$25
2009	28	(2)	26
2010	28	(2)	26
2011	29	(2)	27
2012	29	(2)	27
2013-2017	136	(11)	125

Impact of Adopting SFAS 158

SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” requires that a company, at the time it adopts fresh-start accounting, adopt changes in accounting principles that will be required in the financial statements within twelve months. As a result, the Company adopted the provisions of SFAS 158, including the requirement to measure the benefit obligation as of the date of the Company’s fiscal year end, upon emergence from bankruptcy. Because the accounting for other postretirement benefit plans under fresh-start accounting, specifically SFAS 141, requires a company to record a liability equal to the accumulated postretirement benefit obligation, there was no impact of adopting SFAS 158.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          (continued)

Plan Amendment

During the third quarter of 2005, the Company announced plans to amend certain provisions of the United States postretirement health care plans, effective January 1, 2006. Depending on the category of the employee, the changes consist of discontinuing subsidized post-65 retiree health care coverage, except for certain grandfathered groups, and providing only non-subsidized retiree health care coverage for employees hired after December 31, 2005. The changes to the plan resulted in a net decrease of the accumulated postretirement benefit obligation of $42 million. This amount was accounted for as prior service cost, and a portion was amortized into net periodic postretirement benefit cost in the first ten months of 2006. The remaining gain was subsequently recognized upon adoption of fresh-start accounting.

Postemployment Benefits

The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits liability at December 31, 2007, December 31, 2006 and October 31, 2006 were $28 million, $28 million and $28 million, respectively, including current liabilities of $5 million in all years. The net periodic postemployment benefit expense was approximately $6 million, $1 million, and $3 million for the year ended December 31, 2007, two months ended December 31, 2006, and the ten months ended October 31, 2006, respectively.

17.    CONTINGENT LIABILITIES AND OTHER MATTERS

Bankruptcy Related-Matters

In accordance with the terms of the Plan, the Company established a Disputed Distribution Reserve (as defined in the Plan) funded in the initial amount of approximately $85 million, which is reflected as restricted cash on the Consolidated Balance Sheet as of December 31, 2006, for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date. During 2007, approximately $52 million of the claims were settled. The remaining reserve, in the amount of $33 million is reflected as restricted cash on the Consolidated Balance Sheet as of December 31, 2007. See Note 23 to the Consolidated Financial Statements for a discussion of certain other bankruptcy-related matters.

Securities and Certain Other Litigation

On September 1, 2006, various members of OCD’s Investment Review Committee were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor OCD is named in the lawsuit but such individuals would have a contingent indemnification claim against OCD. The suit, brought by former employees of OCD, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in an OCD company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. The court ordered limited discovery, the parties filed written argument and a hearing on the Motion was held on January 18, 2008.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Environmental Liabilities

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2007, we had environmental remediation liabilities as a PRP at 43 sites. Our environmental liabilities at 22 of these sites will be resolved pursuant to the terms of the Plan and will be paid out of the Non-Tax Bankruptcy Reserve. At the other 21 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2007, our reserve for such liabilities was $9 million, of which $4 million is recorded in the Non-Tax Bankruptcy Reserve as discussed in Note 23. We will continue to review our environmental reserve and make such adjustments as appropriate.

18.    STOCK COMPENSATION PLANS

On October 31, 2006, all stock and stock options of the Predecessor were extinguished in accordance with the plan of reorganization (the “Plan”) confirmed as a part of the Debtor’s emergence from Chapter 11 bankruptcy proceedings.

2006 Stock Plan

In conjunction with the confirmation of the Plan, the Company’s 2006 Stock Plan was approved by the United States Bankruptcy Court for the District of Delaware (the “USBC”). In accordance with Section 303 of the Delaware General Corporation Law, such approval constituted stockholder approval of the 2006 Stock Plan. The 2006 Stock Plan became effective on October 31, 2006, the date that the Debtors emerged from Chapter 11 Bankruptcy. In December 2007, the stockholders approved the Amended and Restated Owens Corning 2006 Stock Plan.

The 2006 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards to be made pursuant to the plan. At December 31, 2007 and 2006, the maximum number of shares remaining available under the Amended and Restated 2006 Stock Plan for all stock awards was 6,942,886 and 3,696,250 shares, respectively.

Stock Options

The Company granted stock options under its employee emergence equity program and its executive compensation plan. The Company calculates a weighted-average grant date fair value, using a Black-Scholes valuation model for options granted. The weighted-average grant date fair value of stock options granted during the Successor year ended December 31, 2007 and the Successor two months ended December 31, 2006 was $9.28 and $10.99, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    STOCK COMPENSATION PLANS (continued)

The following table summarizes the assumptions that were used in the Company’s Black-Scholes valuation model to estimate the grant date fair value of options granted:

	Successor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006
Expected volatility	33.3%	34.0%
Expected dividends	1.5%	1.5%
Expected term (in years)	6.5	6.5
Risk-free rate	4.3%	4.6%

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

The following table summarizes our share option activity during the Successor year ended December 31, 2007 and the Successor two months ended December 31, 2006:

	Successor
	Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006
Successor	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Beginning balance	2,123,100	$30.00	—
Options granted	69,470	$26.99	2,127,100	$30.00
Options exercised	—	—	—	—
Options forfeited	(29,400)	$30.00	(4,000)	$30.00

Ending balance	2,163,170	$29.90	2,123,100	$30.00

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/07	Weighted-Average		Number Exercisable at 12/31/07	Weighted-Average Exercise Price
		Remaining Contractual Life	Exercise Price
$26.99 – $30.00	2,163,170	9.29	$29.90	—	$—

During the Successor year ended December 31, 2007 and the Successor two months ended December 31, 2006, the Company recognized expense of $10 million and $1 million, respectively, related to the Company’s stock options of which $9 million and $1 million, respectively, were recorded under the caption employee emergence equity program on the Consolidated Statements of Earnings (Loss). For the Successor year ended December 31, 2007, $1 million was recorded as a reclassification of stock option compensation expense to discontinued

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    STOCK COMPENSATION PLANS (continued)

operations and restructuring. As of December 31, 2007, there was $10 million of total unrecognized compensation cost related to stock option awards. The total aggregate intrinsic value of options outstanding as of December 31, 2007 and 2006 was less than $1 million and $23 million, respectively.

Restricted Stock Awards

The Company granted restricted stock awards and restricted stock units under its employee emergence equity program, Board of Director compensation plan, and its long-term incentive plan (“LTIP”). Compensation expense for restricted stock awards is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2009.

A summary of the status of the Company’s plans that had restricted stock issued as of December 31, 2007 and December 31, 2006, and changes during the Successor year ended December 31, 2007 and Successor two months ended December 31, 2006, are presented below:

	Successor
	Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006
Successor	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
Beginning Balance	3,030,150	$30.00	—	—
Restricted stock granted	502,833	$27.09	3,057,050	$30.00
Restricted stock exercised	(2,600)	$30.00	(500)	$30.00
Restricted stock forfeited	(163,101)	$30.00	(26,400)	$30.00

Ending Balance	3,367,282	$29.57	3,030,150	$30.00

During the Successor year ended December 31, 2007 and the Successor two months ended December 31, 2006, the Company recognized expense of $39 million and $5 million, respectively, related to the Company’s restricted stock, of which $28 million and $5 million, respectively, was recorded under the caption employee emergence equity program on the Consolidated Statements of Earnings (Loss). For the Successor year ended December 31, 2007, $3 million was recorded under the caption marketing and administrative expenses in the Consolidated Statements of Earnings (Loss) and $5 million was recorded as a reclassification of stock compensation to discontinued operations in the Consolidated Statements of Earnings (Loss). For the Successor year ended December 31, 2007 and the Successor two months ended December 31, 2006, less than $1 million and $3 million, respectively, were recorded as reclassification of restricted stock expense to restructuring. As of December 31, 2007 and 2006, there was $41 million and $68 million, respectively, of total unrecognized compensation expense related to restricted stock. As of December 31, 2007 and 2006 that cost is expected to be recognized over a weighted average period of 2.38 years and 2.83 years, respectively. The total fair value of shares vested during each the Successor year ended December 31, 2007 and the Successor two months ended December 31, 2006 was less than $1 million.

Performance Stock Awards and Performance Stock Units

The Company grants performance stock awards and performance stock units as a part of its LTIP. In the second quarter of 2007, the Company granted performance stock, of which fifty percent will be settled in stock and fifty

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.     STOCK COMPENSATION PLANS (continued)

percent will be settled in cash. The amount of the performance stock ultimately distributed is contingent on meeting various company-wide performance goals, including cumulative earnings per share. Compensation expense for performance stock settled in stock is measured based on the market price of the stock on the date of grant and is recognized on a straight-line basis over the vesting period. Compensation expense for performance stock settled in cash is measured based on the market price of the stock at the end of each quarter and is recognized on a straight-line basis over the vesting period. The initial valuation of all performance stock granted assumes that performance goals will be achieved. This assumption is monitored each quarter and if it becomes probable that such goals will not be achieved or will be exceeded, compensation cost recognized will be adjusted and previous surplus compensation cost recognized will be reversed or additional cost will be recognized. This assumption was adjusted during the quarter ended September 30, 2007 due to significantly weaker than expected market conditions, which resulted in a downward adjustment to performance-based compensation expense. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2009.

A summary of the status of the Company’s plans that had performance stock issued as of December 31, 2007, and changes during the Successor year ended December 31, 2007, are presented below. At December 31, 2006, the Company had no performance share awards outstanding. The weighted-average grant date fair value for performance stock issued in 2007 that will be settled in stock is $27.14.

Successor	Number of Shares
Outstanding at December 31, 2006	—
Granted	129,772
Vested	—
Forfeited	(6,210)

Outstanding at December 31, 2007	123,562

During the Successor year ended December 31, 2007, the Company recognized expense of $1 million related to the Company’s performance stock. As of December 31, 2007, there was $2 million of total unrecognized compensation expense related to performance stock. That cost is expected to be recognized over a weighted average period of 2 years.

Stock Appreciation Rights (SARs)

Stock appreciation rights represent the opportunity to receive stock or cash or a combination thereof granted by the Committee. The SAR can be issued in tandem with Incentive Stock Option or free-standing. If the SAR is issued in tandem then the base price shall be the purchase price per share of Common Stock of the related option. If the SAR is issued free-standing then the base price shall be determined by the Committee. As of December 31, 2007 no SARs have been granted.

Bonus Stock Awards

Bonus stock is a reward granted by the Committee that is not subject to performance measures or restriction periods. The stock is issued at the fair value of the stock on the grant date. As of December 31, 2007 no bonus stock awards have been granted.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    WARRANTS

Upon the Company’s emergence from bankruptcy, holders of the company obligated securities of entities holding solely parent debentures – subject to compromise and old common stock received warrants to purchase the Company’s new common stock. Each holder of old OCD Subordinated Claims received one Series A warrant (representing the right to purchase one share of the Company’s new common stock for $43.00). Each holder of existing OCD common stock claims received one Series B warrant (representing the right to purchase one share of the Company’s new common stock for $45.25). The Company issued 17.5 million Series A warrants and 7.8 million Series B warrants on the Effective Date, of which 17.5 million Series A warrants and 7.8 million Series B warrant remain outstanding as of December 31, 2007. The Company has accounted for these warrants as equity instruments in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants. Exercises will increase the amount of common stock outstanding and additional paid in capital.

The aggregate fair value of the warrants at October 31, 2006 of $142.6 million and $60.2 million for the Series A warrants and Series B warrants, respectively, was estimated using the Black-Scholes valuation method with the following weighted-average assumptions:

	Warrants
	Series A	Series B
Expected annual dividends	1.49%	1.49%
Risk free interest rate	4.6%	4.6%
Expected term (in years)	7.00	7.00
Volatility	34.0%	34.0%

No Series A warrants or Series B warrants have been exercised into common stock.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.    EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share (in millions, except per share amounts):

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31 2005
Earnings (loss) from continuing operations	$27	$(54)	$8,013	$(4,134)
Earnings (loss) from discontinued operations, net of tax	69	(11)	127	35

Net earnings (loss)	$96	$(65)	$8,140	$(4,099)

Weighted-average number of shares outstanding used for basic earnings per share	128.1	128.1	55.3	55.3
Non-vested restricted shares	0.7	—	—	—
Shares from assumed conversion of preferred securities	—	—	4.6	—

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	128.8	128.1	59.9	55.3

Basic earnings (loss) per common share
Basic earnings (loss) from continuing operations	$0.21	$(0.42)	$144.90	$(74.73)
Basic earnings (loss) from discontinued operations	$0.54	$(0.09)	$2.30	$0.65
Diluted earnings (loss) per common share
Diluted earnings (loss) from continuing operations	$0.21	$(0.42)	$133.77	$(74.73)
Diluted earnings (loss) from discontinued operations	$0.54	$(0.09)	$2.12	$0.65

For the successor year ended December 31, 2007, the number of shares used in the calculation of diluted earnings per share did not include, 2.2 million common equivalent shares of deferred awards, 17.5 million common equivalent shares from Series A Warrants and 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For the successor two months ended December 31, 2006, the number of shares used in the calculation of diluted earnings per share did not include 2.7 million common equivalent shares of non-vested restricted stock, 0.3 million common equivalent shares of restricted stock units, 2.1 million common equivalent shares of deferred awards, 17.5 million common equivalent shares from Series A Warrants and 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.    EARNINGS PER SHARE (continued)

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

21.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties contain right of setoff provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. Positions under such provisions are reported on a net basis in the Consolidated Balance Sheet.

The Company performs an analysis for effectiveness of its derivative financial instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged. Any portion of the change in fair value of the derivative that is determined to be ineffective is recorded as (gain) loss on sale of fixed assets and other in the Consolidated Statement of Earnings (Loss).

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

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to foreign exchange and natural gas price risk. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in (gain) loss on sale of fixed assets and other on the Consolidated Statement of Earning (Loss) for foreign exchange hedges, and in cost of sales on the Consolidated Statement of Earning (Loss) for commodity hedges, when the hedged item impacts earnings. The ineffective portion is recognized in (gain) loss on sale of fixed assets and other. The ineffective portion of changes in the fair value of cash flow hedges recognized was less than $1 million for the year ended December 31, 2007 and the two month period ended December 31, 2006, and was a $12 million loss in the ten month period ended October 31, 2006 and a $9 million gain during the year ended December 31, 2005.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. DERIVATIVE	FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL
INSTRUMENTS	(continued)

The Company typically enters into financial instruments that mature within thirty-six months. As of December 31, 2007, approximately $4 million of losses included in accumulated OCI in the Consolidated Balance Sheet relate to contracts that will impact earnings during the next twelve months as the underlying hedges are realized. Transactions and events that are expected to occur over the next twelve months that will necessitate recognizing these deferred losses include actual foreign currency denominated sales or purchases and, for commodity hedges, the recognition of the hedged item through earnings.

Summary of OCI Activity

The following table summarizes activity in OCI resulting from the Company’s cash flow hedging activities for the periods noted (in millions):

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006
Beginning balance – (gains) losses	$8	$—	$(16)
Change in fair value of derivatives	2	8	41
Reclassification from OCI	(8)	—	(11)
Fresh-start adjustment	N/A	N/A	(14)

Ending balance – losses	$2	$8	$—

The Company adopted fresh-start accounting as of October 31, 2006. As a result of fresh-start accounting, all derivatives designated as cash flow hedges were adjusted to fair value as of the Effective Date and all associated amounts in OCI were adjusted to zero. The net adjustment to OCI was a credit of $14 million.

Fair Value Hedges

The Company uses forward currency exchange contracts, which qualify as fair value hedges, to manage existing exposures to foreign exchange risk related to assets and liabilities recorded in the Consolidated Balance Sheet. Gains and losses resulting from the changes in fair value of these instruments are recorded in (gain) loss on sale of fixed assets and other, the effect of which was not material in any year presented. The fair value of these instruments, which are recorded as other current assets in the Consolidated Balance Sheet, was not material for any dates presented.

Other Financial Instruments with Off-Balance-Sheet Risk

As of December 31, 2006, the Company was contingently liable for guarantees of indebtedness owed by a third party of approximately $4 million. There were no such guarantees as of December 31, 2007.

The Company enters into standby letters of credit agreements to guarantee various operating activities. These agreements provide credit availability to beneficiaries if certain contractual events occur. As of December 31, 2007 and 2006, the Successor has approximately $85 million and $224 million, respectively, of unused letters of credit outstanding.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.    DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL          INSTRUMENTS (continued)

Concentrations of Credit Risk

As of December 31, 2007, no customer’s balance exceeded 10% of the Company’s consolidated trade receivables balance. As of December 31, 2006 , one customer’s balance represented 11% of the Company’s consolidated trade receivables balance, and virtually all amounts with this customer were current.

Fair Value of Financial Instruments

The following methods and assumptions were used to determine the fair value of each category of financial instruments:

Cash and short-term financial instruments

The carrying amount approximates fair value due to the short maturity of these instruments.

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-tem notes receivable were $16 million and $18 million as of December 31, 2007 and 2006, respectively.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of December 31, 2007, the Company’s 6.50% Senior Notes due December 1, 2016 were trading at approximately 91% of par value and the 7.00% Senior Notes due December 1, 2036 were trading at approximately 88% of par value. The Notes were issued in October 2006 at approximately 100% of par value and approximately 98% of par value, respectively, which reflected the differential between market interest rates and the coupon rate at the time of issuance. As of December 31, 2006, the carrying amounts reasonably approximated the fair values of these financial instruments.

The Company believes that the carrying amounts reasonably approximate the fair values of the remaining long-term debt instruments as of December 31, 2007 and 2006.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.    INCOME TAXES

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
	(in millions)
Earnings (loss) from continuing operations before income taxes:
United States	$(100)	$(130)	$8,952	$(4,700)
Foreign	123	57	41	159

Total	$23	$(73)	$8,993	$(4,541)

Income tax expense (benefit):
Current
United States	$2	$1	$49	$(10)
State and local	1	—	1	7
Foreign	30	13	57	29

Total current	33	14	107	26

Deferred
United States	(38)	(39)	766	(416)
State and local	(10)	(3)	149	(45)
Foreign	7	5	(42)	24

Total deferred	(41)	(37)	873	(437)

Total income tax expense (benefit)	$(8)	$(23)	$980	$(411)

The reconciliation between the United States federal statutory rate and the Company’s effective income tax rate from continuing operations is:

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
United States federal statutory rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	(41)	4	4	5
Foreign tax rate differential	(123)	3	—	—
Change in valuation allowance	39	—	(3)	(30)
Fresh-start accounting adjustments	—	(10)	(4)	—
Effect of gain on settlement of liabilities subject to compromise	—	—	(22)	—
Other, net	55	—	1	(1)

Effective tax rate	(35)%	32%	11%	9%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.    INCOME TAXES (continued)

As of December 31, 2007, the Company has not provided for withholding or United States federal income taxes on approximately $810 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be either permanently reinvested or, if such earnings were remitted, the taxes payable on such remittance would not be material. On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act created a temporary incentive for United States corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. During 2005, under this Act we repatriated $220 million of earnings previously considered permanently reinvested outside the United States and recognized $12 million of additional tax provision for the taxes associated with this repatriation.

At December 31, 2007, the Company had federal, state and foreign net operating loss carryforwards of $3.020 billion, $4.702 billion and $429 million, respectively. If not utilized, the federal and state net operating loss carryforwards will expire through 2027 while the foreign net operating loss carryforwards will begin to expire in 2008, with the majority having no expiration date.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows (in millions):

	Successor
	2007		2006
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Asbestos litigation claims	$—	$—	$870	$—
Other employee benefits	132	—	148	—
Pension plans	22	—	101	21
Operating loss carryforwards	1,255	—	378	—
Depreciation	—	372	16	412
Amortization	—	461	—	453
State and local taxes	16	—	15	4
Other	41	—	308	244

Subtotal	1,466	833	1,836	1,134
Valuation allowances	(125)	—	(146)	—

Total deferred taxes	$1,341	$833	$1,690	$1,134

A valuation allowance is established to reflect deferred tax assets at amounts expected to be realized. As a result of OCD’s emergence from bankruptcy, the valuation allowance previously established for tax assets related to charges for asbestos-related liabilities was eliminated. The valuation allowance as of December 31, 2007 consisted of $122 million related to tax assets for certain state and foreign loss carryforwards and $3 million related to other items. The valuation allowance as of December 31, 2006 consisted of $99 million related to tax assets for certain state and foreign loss carryforwards and $47 million related to other items.

Management expects to realize its net deferred tax assets through income from future operations.

At the time of emergence, the Company was required to adopt FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) as of November 1, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.    INCOME TAXES (continued)

statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. As a result, the Company applies now a more-likely-than-not recognition threshold for all tax uncertainties. Since FIN 48 only allows the recognition of these tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities.

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2004 or state and local examinations for years before 2001. The Internal revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for 2004 and 2005 in the first quarter of 2007 and will be examining the years the Company was in bankruptcy. The IRS has not proposed any adjustments to date and the examination is expected to end in 2010. The Company is also under examination for the income tax filings in various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $44 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2007	2006
Balance at beginning of period (in millions)	$152	$149
Tax positions related to the current year
Gross additions	3	3
Gross reductions	—	—
Tax positions related to prior years
Gross additions	13	—
Gross reductions	(6)	—
Settlements	1	—
Lapses on statutes of limitations	—	—

Balance at end of period	$163	$152

The above reconciliation of the gross unrecognized tax benefit will differ from the amount which would affect the effective tax rate due to the impact of the recognition of the federal and state benefits, utilization of foreign tax credits, and foreign country offsets relating to transfer pricing adjustments.

The Company classifies all interest and penalties as income tax expense. As of December 31, 2007 and 2006, the Company recognized $21 million and $31 million in liabilities for tax related interest and penalties on its Consolidated Balance Sheets, respectively and $2 million of interest expense on its Consolidated Statement of Earnings (Loss) for the year ended December 31, 2007.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23.    EMERGENCE FROM CHAPTER 11 PROCEEDINGS

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

Following a Confirmation Hearing on September 18, 2006, the USBC entered an Order on September 26, 2006 (the “Confirmation Order”), confirming the Debtors’ Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (as Modified) (the “Plan”), and the Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (the “Findings of Fact and Conclusions of Law”). On September 28, 2006, the United States District Court for the District of Delaware entered an order affirming the Confirmation Order and the Findings of Fact and Conclusions of Law. Pursuant to the Confirmation Order, the Plan became effective in accordance with its terms on October 31, 2006 (the “Effective Date”).

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

Pursuant to the terms of the Plan, the Company is obligated to make certain additional payments to certain creditors, including certain payments to holders of administrative expense priority claims and professional advisors in the Chapter 11 Cases. The Company had reserved approximately $36 million as of December 31, 2007 to pay remaining claims in the Bankruptcy of which approximately $34 million relates to non-tax claims (the “Non-Tax Bankruptcy Reserve”). Pursuant to the Plan, the Company has established a Disputed Distribution Reserve, funded in the amount of approximately $33 million as of December 31, 2007, which is reflected as restricted cash in the Consolidated Balance Sheet, for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23.    EMERGENCE FROM CHAPTER 11 PROCEEDINGS (continued)

The amount for Chapter 11-related reorganization items in the Consolidated Statements of Earnings (Loss) consist of the following (in millions):

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
Professional fees	$2	$8	$111	$64
Payroll and compensation	—	—	11	20
Investment income	—	1	(79)	(39)
Other, net	(2)	1	2	—

Total	$—	$10	$45	$45

24.    ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The FASB, on February 12, 2008, issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of SFAS 157. The Company is in the process of evaluating the impact of adopting this statement.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”. This statement requires that in a business combination the acquirer recognize all purchased assets and assumed liabilities at fair value, that negative goodwill due to bargain purchases be recognized as a gain in the income statement and that acquisition costs and planned restructuring costs associated with the acquisition be separately recognized. This statement is effective beginning of the first annual reporting period beginning on or after December 15, 2008 and is to be applied prospectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.    ACCOUNTING PRONOUNCEMENTS (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB 51”. This statement requires minority interests be reported as equity on the balance sheet, changes the reporting of net earnings to include both the amounts attributable to the affiliate’s parent and the noncontrolling interest and clarifies the accounting for changes in a parent’s interest in an affiliate. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, including interim periods within that fiscal year. The provisions of this statement are to be applied prospectively, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented. The Company is in the process of evaluating the impact of adopting this statement.

25.    QUARTERLY FINANCIAL INFORMATION (unaudited)

	Successor
	Quarter
	First	Second	Third	Fourth
	(in millions, except share data)
2007
Net sales	$1,124	$1,282	$1,268	$1,304
Cost of sales	937	1,044	1,055	1,165

Gross margin	187	238	213	139
Earnings (loss) from continuing operations before interest and taxes	32	76	83	(46)
Interest expense, net	32	31	27	32
Income tax expense	—	14	16	(38)
Earnings (loss) from continuing operations	—	29	38	(40)
Earnings (loss) from discontinued operations, net of tax	1	—	8	—
Gain (loss) on sale of discontinued operations, net of tax	—	—	66	(6)
Net earnings	1	29	112	(46)

BASIC EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	$—	$0.23	$0.29	$(0.31)
Earnings (loss) from discontinued operations	$0.01	$—	$0.58	$(0.05)

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	$—	$0.22	$0.29	$(0.31)
Earnings (loss) from discontinued operations	$0.01	$—	$0.57	$(0.05)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25.    QUARTERLY FINANCIAL INFORMATION (unaudited) (continued)

	Predecessor				Successor
	Quarter			One Month Ended October 31	Two Months Ended December 31
	First	Second	Third
	(in millions, except share data)
2006
Net sales	$1,335	$1,428	$1,386	$478	$772
Cost of sales	1,081	1,155	1,114	391	656

Gross margin	254	273	272	87	116
Provision (credit) for asbestos litigation claims (recoveries)	(3)	—	(10)	—	—
Earnings (loss) from continuing operations before interest and taxes	109	154	145	43	(44)
Interest expense, net	65	86	71	19	29
Gain on cancellation of liabilities subject to compromise	—	—	—	(5,864)	—
Fresh-start accounting adjustments	—	—	—	(2,919)	—
Income tax expense (benefit)	(13)	(176)	20	1,149	(23)
Earnings (loss) from continuing operations, net of tax	60	244	53	7,656	(54)
Earnings (loss) from discontinued operations, net of tax	3	7	9	108	(11)
Net earnings (loss)	63	251	62	7,764	(65)

BASIC EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	$1.09	$4.41	$0.97	$138.45	(0.42)
Earnings (loss) from discontinued operations	$0.05	$0.13	$0.16	$1.95	(0.09)

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	$1.00	$4.07	$0.88	$127.81	(0.42)
Earnings (loss) from discontinued operations	$0.05	$0.12	$0.16	$1.80	(0.09)

26.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

26.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Guarantor and Nonguarantor Financial Statements

As described in Note 14, Owens Corning issued $1.2 billion aggregate principal amount of Senior Notes. The Senior Notes and the Senior Credit Facilities are guaranteed, fully, unconditionally and jointly and severally, by each of Owens Corning’s current and future 100% owned material domestic subsidiaries that are a borrower or a guarantor under Owens Corning’s Credit Facilities, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Credit Facilities (collectively, the “Nonguarantor Subsidiaries”). As disclosed in Note 1, Owens Corning became the holding company and ultimate parent company of OCD and the other Owens Corning companies on October 31, 2006, as a part of the restructuring that was conducted in connection with OCD’s emergence from bankruptcy.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE SUCCESSOR TWELVE MONTHS ENDED DECEMBER 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
NET SALES	$—	$3,525	$1,701	$(248)	$4,978
COST OF SALES	(39)	3,033	1,455	(248)	4,201

Gross Margin	39	492	246	—	777

OPERATING EXPENSES
Marketing and administrative expenses	85	315	98	—	498
Science and technology expenses	—	54	9	—	63
Restructure costs	—	24	4	—	28
Chapter 11 related reorganization items	—	(1)	1	—	—
Employee emergence equity program	3	27	7	—	37
(Gain) loss on sale of fixed assets and other	(90)	95	1	—	6

Total operating expenses	(2)	514	120	—	632

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	41	(22)	126	—	145
Interest (income) expense, net	130	(9)	1	—	122

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(89)	(13)	125	—	23
Income tax expense (benefit)	(20)	(43)	55	—	(8)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(69)	30	70	—	31
Equity in net earnings (loss) of subsidiaries	165	86	—	(251)	—
Minority interest and equity in net earnings (loss) of affiliates	—	—	(4)	—	(4)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	96	116	66	(251)	27
Discontinued Operations
Earnings (loss) from discontinued operations, net of tax	—	9	—	—	9
Gain on sale of discontinued operations, net of tax	—	40	20	—	60

Total earnings (loss) from discontinued operations	—	49	20	—	69

NET EARNINGS (LOSS)	$96	$165	$86	$(251)	$96

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE SUCCESSOR TWO MONTHS ENDED DECEMBER 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
NET SALES	$—	$557	$260	$(45)	$772
COST OF SALES	—	485	216	(45)	656

Gross Margin	—	72	44	—	116

OPERATING EXPENSES
Marketing and administrative expenses	—	73	13	—	86
Science and technology expenses	—	30	—	—	30
Restructure costs	—	19	1	—	20
Chapter 11 related reorganization items	—	10	—	—	10
Employee emergence equity program	—	5	1	—	6
(Gain) loss on sale of fixed assets and other	—	9	(1)	—	8

Total operating expenses	—	146	14	—	160

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	—	(74)	30	—	(44)
Interest expense, net	15	13	1	—	29

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(15)	(87)	29	—	(73)
Income tax expense (benefit)	(6)	(23)	6	—	(23)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(9)	(64)	23	—	(50)
Equity in net earnings (loss) of subsidiaries	(56)	17	—	39	—
Minority interest and equity in net earnings (loss) of affiliates	—	—	(4)	—	(4)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(65)	(47)	19	39	(54)
Discontinued Operations
Earnings (loss) from discontinued operations, net of tax	—	(9)	(2)	—	(11)
Gain on sale of discontinued operations, net of tax	—	—	—	—	—

Total earnings (loss) from discontinued operations	—	(9)	(2)	—	(11)

NET EARNINGS (LOSS)	$(65)	$(56)	$17	$39	$(65)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE PREDECESSOR TEN MONTHS ENDED OCTOBER 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
NET SALES	$—	$3,751	$1,175	$(299)	$4,627
COST OF SALES	—	3,107	933	(299)	3,741

Gross Margin	—	644	242	—	886

OPERATING EXPENSES
Marketing and administrative expenses	—	339	69	—	408
Science and technology expenses	—	41	7	—	48
Restructure costs	—	12	—	—	12
Chapter 11 related reorganization items	—	45	—	—	45
Provision (credit) for asbestos litigation claims (recoveries)	—	(125)	125	—	—
Employee emergence equity program	—	(13)	—	—	(13)
(Gain) loss on sale of fixed assets and other	—	(133)	68	—	(65)

Total operating expenses	—	166	269	—	435

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	—	478	(27)	—	451
Interest expense, net	—	238	3	—	241
Gain on settlement of liabilities subject to compromise	—	(5,853)	(11)	—	(5,864)
Fresh-start accounting adjustments	—	(3,144)	225	—	(2,919)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	—	9,237	(244)	—	8,993
Income tax expense (benefit)	—	982	(2)	—	980

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	—	8,255	(242)	—	8,013
Equity in net earnings of subsidiaries	8,140	(243)	—	(7,897)	—
Minority interest and equity in net earnings (loss) of affiliates	—	3	(3)	—	—

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	8,140	8,015	(245)	(7,897)	8,013
Discontinued Operations
Earnings (loss) from discontinued operations, net of tax	—	125	2	—	127
Gain on sale of discontinued operations, net of tax	—	—	—	—	—

Total earnings (loss) from discontinued operations	—	125	2	—	127

NET EARNINGS (LOSS)	$8,140	$8,140	$(243)	$(7,897)	$8,140

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE PREDECESSOR TWELVE MONTHS ENDED DECEMBER 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
NET SALES	$—	$4,314	$1,217	$(354)	$5,177
COST OF SALES	—	3,544	917	(354)	4,107

Gross Margin	—	770	300	—	1,070

OPERATING EXPENSES
Marketing and administrative expenses	—	453	68	—	521
Science and technology expenses	—	49	7	—	56
Restructure costs	—	45	—	—	45
Provision for asbestos litigation claims	—	4,267	—	—	4,267
Employee emergence equity program	—	—	—	—	—
(Gain) loss on sale of fixed assets and other	—	(77)	59	—	(18)

Total operating expenses	—	4,737	134	—	4,871

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	—	(3,967)	166	—	(3,801)
Interest expense, net	—	740	—	—	740

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	—	(4,707)	166	—	(4,541)
Income tax expense (benefit)	—	(464)	53	—	(411)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	—	(4,243)	113	—	(4,130)
Equity in net earnings (loss) of subsidiaries	—	102	—	(102)	—
Minority interest and equity in net earnings (loss) of affiliates	—	1	(5)	—	(4)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	—	(4,140)	108	(102)	(4,134)
Discontinued Operations
Earnings (loss) from discontinued operations, net of tax	—	41	(6)	—	35
Gain on sale of discontinued operations, net of tax	—	—	—	—	—

Total earnings (loss) from discontinued operations	—	41	(6)	—	35

NET EARNINGS (LOSS)	$—	$(4,099)	$102	$(102)	$(4,099)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FOR THE SUCCESSOR AS OF DECEMBER 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$36	$99	$—	$135
Receivables, net	—	237	484	—	721
Due from affiliates	135	632	112	(879)	—
Inventories	—	485	336	—	821
Restricted cash – disputed claims reserve	—	33	—	—	33
Assets held for sale – current	—	—	53	—	53
Other current assets	—	45	44	—	89

Total current assets	135	1,468	1,128	(879)	1,852

Investment in subsidiaries	5,868	1,425	—	(7,293)	—
Due from affiliates	—	25	—	(25)	—
Property, plant and equipment	472	1,248	1,052	—	2,772
Goodwill	—	1,146	28	—	1,174
Intangible assets	—	1,095	115	—	1,210
Deferred income taxes	20	504	(37)	—	487
Assets held for sale – non-current	—	5	173	—	178
Other non-current assets	16	79	104	—	199

TOTAL ASSETS	$6,511	$6,995	$2,563	$(8,197)	$7,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT
Accounts payable and accrued liabilities	$(2)	$546	$593	$—	$1,137
Due to affiliates	587	83	209	(879)	—
Accrued interest	10	1	1	—	12
Short-term debt	—	—	47	—	47
Long-term debt – current portion	—	1	9	—	10
Liabilities held for sale – current	—	—	40	—	40

Total current liabilities	595	631	899	(879)	1,246

Long-term debt, net of current portion	1,928	20	45	—	1,993
Due to affiliates	—	—	25	(25)	—
Pension plan liability	—	53	93	—	146
Other employee benefits liability	—	269	24	—	293
Commitments and contingencies	—	—	—	—	—
Liabilities held for sale – non-current	—	—	8	—	8

Other liabilities	—	154	7	—	161
Minority interest	—	—	37	—	37
STOCKHOLDERS’ EQUITY				—
Successor preferred stock	—	—	—	—	—
Successor common stock	1	—	—	—	1
Additional paid in capital	3,783	5,759	1,322	(7,081)	3,783
Retained earnings (accumulated deficit)	31	109	103	(212)	31
Accumulated other comprehensive earnings	173	—	—		173

Total stockholders’ equity	3,988	5,868	1,425	(7,293)	3,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,511	$6,995	$2,563	$(8,197)	$7,872

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FOR THE SUCCESSOR AS OF DECEMBER 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$906	$183	$—	$1,089
Receivables, net	—	328	245	—	573
Due from affiliates	6	192	40	(238)	—
Inventories	—	579	170	—	749
Restricted cash – disputed claims reserve	—	85	—	—	85
Assets held for sale – current	—	—	—	—	—
Other current assets	—	27	29	—	56

Total current assets	6	2,117	667	(238)	2,552

Investment in subsidiaries	4,948	774	—	(5,722)	—
Due from affiliates	—	28	—	(28)	—
Property, plant and equipment	—	1,816	705	—	2,521
Goodwill	—	1,307	6	—	1,313
Intangible assets	—	1,191	107	—	1,298
Deferred income taxes	—	555	(6)	—	549
Assets held for sale – non-current	—	—	—	—	—
Other non-current assets	18	103	116	—	237

TOTAL ASSETS	$4,972	$7,891	$1,595	$(5,988)	$8,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable and accrued liabilities	$(6)	$759	$328	$—	$1,081
Due to affiliates	—	27	211	(238)	—
Accrued interest	15	23	1	—	39
Short-term debt	—	1,390	11	—	1,401
Long-term debt – current portion	15	19	5	—	39
Liabilities held for sale – current	—	—	—	—	—

Total current liabilities	24	2,218	556	(238)	2,560

Long-term debt, net of current portion	1,262	1	33	—	1,296
Due to affiliates	—	—	28	(28)	—
Pension plan liability	—	192	120	—	312
Other employee benefits liability	—	300	25	—	325
Commitments and contingencies	—	—	—	—	—
Liabilities held for sale – non-current	—	—	—	—	—
Other liabilities	—	232	15	—	247
Minority interest	—	—	44	—	44
STOCKHOLDERS’ EQUITY				—
Successor preferred stock	—	—	—	—	—
Successor common stock	1	—	—	—	1
Additional paid in capital	3,733	5,004	757	(5,761)	3,733
Retained earnings (accumulated deficit)	(65)	(56)	17	39	(65)
Accumulated other comprehensive earnings	17	—	—	—	17

Total stockholders’ equity	3,686	4,948	774	(5,722)	3,686

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,972	$7,891	$1,595	$(5,988)	$8,470

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SUCCESSOR TWELVE MONTHS ENDED DECEMBER 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$—	$(325)	$507	$—	$182

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES

Additions to plant and equipment	—	(194)	(53)	—	(247)
Investment in subsidiaries and affiliates, net of cash acquired	—	(53)	(567)	—	(620)
Proceeds from the sale of assets or affiliates	394	12	31	—	437

Net cash flow provided by (used for) investing activities	394	(235)	(589)	—	(430)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Proceeds from long-term debt	600	—	17	—	617
Payments on long-term debt	(54)	—	(31)	—	(85)
Payments of note payable to 524(g) Trust	—	(1,390)	—	—	(1,390)
Payments on revolving credit facility	(573)	—	—	—	(573)
Proceeds from revolving credit facility	713	—	—	—	713
Net increase (decrease) in short-term debt	—	—	(13)	—	(13)
Parent loans and advances	(1,080)	1,080	—	—	—

Net cash flow provided by (used for) financing activities	(394)	(310)	(27)	—	(731)

Effect of exchange rate changes on cash	—	—	25	—	25

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(870)	(84)	—	(954)
Cash and cash equivalents at beginning of period	—	906	183	—	1,089

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$36	$99	$—	$135

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SUCCESSOR TWO MONTHS ENDED DECEMBER 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$—	$19	$(4)	$—	$15

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	—	(60)	(17)	—	(77)
Investment in subsidiaries and affiliates, net of cash acquired	—	—	—	—	—
Proceeds from the sale of assets or affiliates	—	—	—	—	—

Net cash flow provided by (used for) investing activities	—	(60)	(17)	—	(77)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from long-term debt	—	24	5	(24)	5
Payments on long-term debt	—	—	(29)	24	(5)
Net increase (decrease) in short-term debt	—	—	1	—	1
Payments to pre-petition lenders	—	(55)	—	—	(55)

Net cash flow provided by (used for) financing activities	—	(31)	(23)	—	(54)

Effect of exchange rate changes on cash	—	—	—	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(72)	(44)	—	(116)
Cash and cash equivalents at beginning of period	—	978	227	—	1,205

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$906	$183	$—	$1,089

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PREDECESSOR TEN MONTHS ENDED OCTOBER 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$—	$(2,044)	$141	$—	$(1,903)

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	—	(218)	(66)	—	(284)
Investment in subsidiaries and affiliates, net of cash acquired	—		(47)	—	(47)
Proceeds from the sale of assets or affiliates	—	82	—	—	82

Net cash flow provided by (used for) investing activities	—	(136)	(113)	—	(249)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Payment of equity commitment fees	(115)	—	—	—	(115)
Proceeds from long-term debt	—	—	21	—	21
Payments on long-term debt	—	—	(13)	—	(13)
Net increase (decrease) in short-term debt	—	—	3	—	3
Payments to pre-petition lenders	—	(1,461)	—	—	(1,461)
Proceeds from issuance of bonds	1,178	—	—	—	1,178
Proceeds from issuance of new stock	2,187	—	—	—	2,187
Debt issuance costs	(10)	—	—	—	(10)
Parent loans and advances	(3,240)	3,240	—	—	—
Other	—	2	—	—	2

Net cash flow provided by (used for) financing activities	—	1,781	11	—	1,792

Effect of exchange rate changes on cash	—	—	6	—	6

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(399)	45	—	(354)
Cash and cash equivalents at beginning of period	—	1,377	182	—	1,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$978	$227	$—	$1,205

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PREDECESSOR TWELVE MONTHS ENDED DECEMBER 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$—	$819	$(73)	$—	$746

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	—	(202)	(86)	—	(288)
Investment in subsidiaries and affiliates, net of cash acquired	—	(11)	(3)	—	(14)
Proceeds from the sale of assets or affiliates	—	18	1	—	19

Net cash flow provided by (used for) investing activities	—	(195)	(88)	—	(283)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	9	—	9
Payments on long-term debt	—	—	(31)	—	(31)
Net increase (decrease) in short-term debt	—	—	(6)	—	(6)
Net decrease in liabilities subject to compromise	—	(3)		—	(3)
Other	—	1		—	1

Net cash flow provided by (used for) financing activities	—	(2)	(28)	—	(30)

Effect of exchange rate changes on cash	—	—	1	—	1

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	622	(188)	—	434
Cash and cash equivalents at beginning of period	—	755	370	—	1,125

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,377	$182	$—	$1,559

INDEX TO FINANCIAL STATEMENT SCHEDULE

Number	Description	Page
II	Valuation and Qualifying Accounts and Reserves – for the year ended December 31, 2007, the two months ended December 31, 2006, the ten months ended October 31, 2006 and the year ended December 31, 2005	172

	Ratio of Earnings to Fixed Charges	173

OWENS CORNING AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEAR ENDED DECEMBER 31, 2007, THE TWO MONTHS ENDED DECEMBER 31, 2006, THE TEN MONTHS ENDED OCTOBER 31, 2006 AND THE YEAR ENDED DECEMBER 31, 2005

	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Acquisitions and Divestitures		Balance at End of Period
	(in millions)
Successor:
FOR THE YEAR ENDED DECEMBER 31, 2007:
Allowance deducted from asset to which it applies –
Doubtful accounts	$26	$7		$(4)	$(14)		$8	(d)	$23
Tax valuation allowance	146	8		(59)	—		30		125
Successor:
FOR THE TWO MONTHS ENDED DECEMBER 31, 2006:
Allowance deducted from asset to which it applies –
Doubtful accounts	$19	$2		$8	$(3	)(a)	$—		$26
Tax valuation allowance	146	—		—	—		—		146
Predecessor:
FOR THE TEN MONTHS ENDED OCTOBER 31, 2006:
Allowance deducted from asset to which it applies –
Doubtful accounts	$18	$4		$1	$(4	)(a)	$—		$19
Tax valuation allowance	2,388	(2,242	)(b)	—	—		—		146
Predecessor:
FOR THE YEAR ENDED DECEMBER 31, 2005:
Allowance deducted from asset to which it applies –
Doubtful accounts	$18	$3		$—	$(3	)(a)	$—		$18
Tax valuation allowance	995	1,393	(c)	—	—		—		2,388

Notes:

(a)	Uncollectible accounts written off, net of recoveries.
(b)	This decrease relates primarily to the $2,299 million elimination of the asbestos valuation allowance.
(c)	This increase relates primarily to the establishment of an additional valuation allowance of $4,267 million for deferred taxes related to additional asbestos provisions net of asbestos-related insurance recoveries recorded during 2005.
(d)	Includes $1 million reduction related to the Siding Solutions divestiture and $9 million related to the acquisition of Saint-Gobairis reinforcements and composite fabrics business.

OWENS CORNING AND SUBSIDIARIES

RATIO OF EARNINGS TO FIXED CHARGES

The following table sets forth our ratio of earnings to fixed charges for the periods indicated (in millions).

	Successor		Predecessor
	For the Twelve Months Ended December 31, 2007	For the Two Months Ended December 31, 2006	For the Ten Months Ended December 31, 2006	For the Twelve Months Ended December 31, 2005	For the Twelve Months Ended December 31 2004	For the Twelve Months Ended December 31 2003
Earnings:
Earnings (loss) from continuing operations before taxes	$23	$(73)	$8,993	$(4,541)	$378	$221
Fixed charges (see below)	177	39	277	775	35	49
Amortization of capitalized interest	1	—	5	7	8	8
Capitalized interest	(11)	(2)	—	—	2	(1)
Minority interest in pre-tax income of subsidiaries that have not incurred fixed charges	—	—	—	—	—	—

Earnings, as adjusted	$190	$(36)	$9,275	$(3,759)	$423	$277

Fixed Charges:
Portion of rents representative of interest expense (33%)	$32	$5	$22	$27	$27	$33
Interest on indebtedness, including amortization of deferred loan costs	134	32	255	748	10	15
Capitalized interest	11	2	—	—	(2)	1

Total fixed charges	$177	$39	$277	$775	$35	$49

Ratio of earnings to fixed charges	1.1	N/A	33.5	N/A	12.1	5.7

Due to the losses incurred for adjustments due to bankruptcy proceedings, we would have had to generate additional earnings of $75 million in the two months ended December 31, 2006 and $4.534 billion in the twelve months ended December 31, 2005 in order to achieve a coverage ratio of 1:1.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-in-Possession (as Modified) (incorporated by reference to Exhibit 2.1 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.2	Bankruptcy Court Order Confirming the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.1 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.3	Bankruptcy Court Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.2 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.4	District Court Order Affirming the Bankruptcy Court’s Order Confirming the Sixth Amended Joint Plan of Reorganization (as Modified) and Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.3 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.5	Purchase Agreement, dated as of July 26, 2007, by and between Owens Corning, Société de Participations Financières et Industrielles S.A.S. and certain other parties named therein (incorporated by reference to Exhibit 10.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed August 1, 2007).

2.6	Purchase Agreement, dated as of July 17, 2007, among Owens Corning, Owens Corning Holdings Company, CertainTeed Corporation and Saint-Gobain Delaware Corporation (incorporated by reference to Exhibit 2.7 to Owens Corning’s quarterly report on Form 10-Q (File No. 1-33100) for the quarter ended September 30, 2007).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.1	Indenture, dated as of October 31, 2006, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.2	First Supplemental Indenture, dated as of April 13, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed April 13, 2007).

4.3	Second Supplemental Indenture, dated as of December 12, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (filed herewith).

4.4	Credit Agreement, dated as of October 31, 2006 by and among Owens Corning, the lenders referred to therein, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.5	Joinder Agreement, dated as of April 13, 2007, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 99.1 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed April 13, 2007).

4.6	First Amendment to Credit Agreement, dated as of August 2, 2007 (incorporated by reference to Exhibit 10.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed August 15, 2007).

4.7	Joinder Agreement to the Subsidiaries Guaranty, dated as of October 26, 2007, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (filed herewith).

4.8	Joinder Agreement to the Intercompany Subordination Agreement, dated as of October 26, 2007, among the additional parties signatory thereto and Citibank N.A., as administrative agent (filed herewith).

4.9	Second Amendment to Credit Agreement, dated as of October 31, 2007 (filed herewith).

4.10	Series A Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.11	Series B Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.4 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.12	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and among Owens Corning, Owens Corning Sales, LLC., J.P. Morgan Securities Inc. and any parties identified on the signature pages of any Joinder Agreements executed pursuant thereto (incorporated by reference to Exhibit 4.1 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.13	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and among Owens Corning, Owens Corning Sales, LLC. and the Owens Corning/Fibreboard Asbestos Personal Injury Trust (incorporated by reference to Exhibit 4.2 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

10.1	Equity Commitment Agreement, dated as of May 10, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and between Owens Corning, Owens Corning Sales, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

10.2	Series A Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

10.3	Series B Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.4 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

10.4	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and among Owens Corning, Owens Corning Sales, LLC., J.P. Morgan Securities Inc. and any parties identified on the signature pages of any Joinder Agreements executed pursuant thereto (incorporated by reference to Exhibit 4.1 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).
10.5	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and among Owens Corning, Owens Corning Sales, LLC. and the Owens Corning/Fibreboard Asbestos Personal Injury Trust (incorporated by reference to Exhibit 4.2 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

10.6	Registration Rights Agreement, dated as of October 31, 2006, by and among Owens Corning, each of the guarantors named therein, Citigroup Global Markets Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.2 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.7	Purchase Agreement, dated as of July 26, 2007, by and between Owens Corning, Société de Participations Financières et Industrielles S.A.S. and certain other parties named therein (incorporated by reference to Exhibit 10.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed August 1, 2007).

10.8	Termination and Release Agreement, dated as of July 26, 2007, by and among Owens Corning, Owens Corning Composite Coöperatief U.A., Société de Participations Financières et Industrielles S.A.S. and Ondatra S.A.S. (incorporated by reference to Exhibit 10.2 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed August 1, 2007).

10.9	Purchase Agreement, dated as of July 17, 2007, among Owens Corning, Owens Corning Holdings Company, CertainTeed Corporation and Saint-Gobain Delaware Corporation (incorporated by reference to Exhibit 2.7 to Owens Corning’s quarterly report on Form 10-Q (File No. 1-33100) for the quarter ended September 30, 2007).

10.10	Credit Agreement, dated as of October 31, 2006 by and among Owens Corning, the lenders referred to therein, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.11	Joinder Agreement, dated as of April 13, 2007, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 99.1 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed April 13, 2007).

10.12	First Amendment to Credit Agreement, dated as of August 2, 2007 (incorporated by reference to Exhibit 10.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed August 15, 2007).

10.13	Joinder Agreement to the Subsidiaries Guaranty, dated as of October 26, 2007, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (filed herewith as Exhibit 4.7).

10.14	Joinder Agreement to the Intercompany Subordination Agreement, dated as of October 26, 2007, among the additional parties signatory thereto and Citibank N.A., as administrative agent (filed herewith as Exhibit 4.8).

10.15	Second Amendment to Credit Agreement, dated as of October 31, 2007 (filed herewith as Exhibit 4.9).

10.16	Amended and restated Key Management Severance Agreement with David T. Brown (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2005).*

10.17	Amended and restated Key Management Severance Agreement with Michael H. Thaman (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2005).*

10.18	Key Management Severance Agreement with Sheree L. Bargabos (filed herewith).*

10.19	Key Management Severance Agreement with David L. Johns (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2001).*

10.20	Key Management Severance Agreement with Charles E. Dana (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2003).*

10.21	Agreement with Charles E. Dana (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2003).*

10.22	Key Management Severance Agreement with Duncan Palmer (filed herewith).*

10.23	Offer Letter from Owens Corning to Duncan Palmer, dated as of August 15, 2007 (incorporated by reference to Exhibit 10.3 to Owens Corning’s quarterly report on Form 10-Q (File No. 1-33100) for the quarter ended September 30, 2007).*

10.24	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.25	Amended and Restated Owens Corning 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to Owens Corning’s current report on Form 8-K (File No. 1-33100), filed December 10, 2007).*

10.26	Owens Corning Key Employee Retention Plan (2006) (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s annual report on Form 10-K (File No. 1-3660) for the year ended December 31, 2005).*

10.27	Owens Corning Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2003).*

10.28	Executive Supplemental Benefit Plan, as amended (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 2003).*

10.29	Corporate Incentive Plan Terms Applicable to Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1999).*

10.30	Owens Corning Supplemental Executive Retirement Plan, effective as of January 1, 1998 (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1998).*

10.31	Corporate Incentive Plan Terms Applicable to Key Employees Other Than Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s quarterly report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1999).*

10.32	Standard Retainer/Meeting Fee Arrangement for Non-Employee Directors (filed herewith).

14.1	Ethics Policy for Chief Executive and Senior Financial Officers (filed herewith).

21.1	Subsidiaries of Owens Corning (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Form 10-K.
1	Owens Corning agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of Owens Corning where the total amount of securities authorized under each issue does not exceed ten percent of the total assets of Owens Corning and its subsidiaries on a consolidated basis.