Form 10-Q
period 2008-03-31
Owens Corning
filed 2008-05-07
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

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

As of May     , 2008,             shares of registrant’s common stock, par value $0.01 per share, were outstanding.

(i)

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2008	2007
NET SALES	$1,353	$1,124
COST OF SALES	1,161	937

Gross margin	192	187
OPERATING EXPENSES
Marketing and administrative expenses	142	127
Science and technology expenses	19	15
Restructuring costs (credits)	2	(2)
Chapter 11-related reorganization items	—	3
Employee emergence equity program expense	7	8
Loss on sale of fixed assets and other	3	4

Total operating expenses	173	155

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	19	32
Interest expense, net	32	32

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(13)	—
Income tax expense	2	—

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS OF AFFILIATES	(15)	—
Minority interest and equity in net earnings (loss) of affiliates	—	—

LOSS FROM CONTINUING OPERATIONS	(15)	—
Earnings from discontinued operations, net of tax of $0	—	1

NET EARNINGS (LOSS)	$(15)	$1

BASIC EARNINGS (LOSS) PER COMMON SHARE
Loss from continuing operations	$(0.12)	$—
Earnings from discontinued operations	—	0.01

Basic net earnings (loss) per common share	$(0.12)	$0.01

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Loss from continuing operations	$(0.12)	$—
Earnings from discontinued operations	—	0.01

Diluted net earnings (loss) per common share	$(0.12)	$0.01

WEIGHTED AVERAGE COMMON SHARES
Basic	128.8	128.2
Diluted	128.8	129.0

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	March 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$118	$135
Receivables, less allowances of $23 million in 2008 and $23 million in 2007	796	721
Inventories	883	821
Restricted cash – disputed distribution reserve	33	33
Assets held for sale – current	63	53
Other current assets	115	89

Total current assets	2,008	1,852
Property, plant and equipment, net	2,777	2,772
Goodwill	1,173	1,174
Intangible assets	1,208	1,210
Deferred income taxes	492	487
Assets held for sale – non-current	181	178
Other non-current assets	194	199

TOTAL ASSETS	$8,033	$7,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,079	$1,137
Accrued interest	31	12
Short-term debt	32	47
Long-term debt – current portion	13	10
Liabilities held for sale – current	47	40

Total current liabilities	1,202	1,246
Long-term debt, net of current portion	2,138	1,993
Pension plan liability	125	146
Other employee benefits liability	292	293
Liabilities held for sale – non-current	12	8
Other liabilities	192	161
Commitments and contingencies (Note 13)
Minority interest	36	37
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share 10 million shares authorized; none issued or outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, par value $0.01 per share 400 million shares authorized; 131.7 million and 130.8 million issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1	1
Additional paid in capital	3,794	3,783
Accumulated earnings	16	31
Accumulated other comprehensive earnings	225	173

Total stockholders’ equity	4,036	3,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,033	$7,872

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2008	2007
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings (loss)	$(15)	$1
Adjustments to reconcile net earnings (loss) to cash used for operating activities
Depreciation and amortization	77	77
Gain on sale of businesses and fixed assets	—	(1)
Impairment of fixed and intangible assets and investments in affiliates	10	—
Deferred income taxes	(10)	(9)
Provision for pension and other employee benefits liabilities	11	11
Employee emergence equity program expense	7	8
Stock-based compensation expense	5	—
Payments related to Chapter 11 filings	(1)	(8)
Increase in receivables	(65)	(117)
Increase in inventories	(57)	(94)
(Increase) decrease in prepaid assets	(5)	2
Decrease in accounts payable and accrued liabilities	(48)	(124)
Pension fund contribution	(24)	(9)
Payments for other employee benefits liabilities	(8)	(7)
Other	16	(16)

Net cash flow used for operating activities	(107)	(286)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(52)	(42)
Investment in subsidiaries and affiliates, net of cash acquired	—	(1)
Proceeds from the sale of assets or affiliates	2	12

Net cash flow used for investing activities	(50)	(31)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from long-term debt	12	609
Payments on long-term debt	(2)	(6)
Proceeds from revolving credit facility	175	110
Payments on revolving credit facility	(40)	—
Payment of note payable to 524(g) Trust	—	(1,390)
Net decrease in short-term debt	(17)	(2)

Net cash flow provided by (used for) financing activities	128	(679)

Effect of exchange rate changes on cash	12	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17)	(996)
Cash and cash equivalents at beginning of period	135	1,089

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118	$93

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    GENERAL

Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) was initially formed on July 21, 2006 as a wholly-owned subsidiary of Owens Corning Sales, LLC (formerly known as Owens Corning (“OCD”) and did not conduct significant operations prior to October 31, 2006 (the “Effective Date”), when OCD and 17 of its subsidiaries (collectively, the “Debtors”) emerged from Chapter 11 bankruptcy proceedings, as described more fully in Note 20. As part of a restructuring that was conducted in connection with OCD’s emergence from bankruptcy, on October 31, 2006, Owens Corning became a holding company and the ultimate parent company of OCD and the other Owens Corning companies.

Unless the context requires otherwise, the terms “Owens Corning”, “Company”, “we” and “our” in this report refer to Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) and its subsidiaries.

The Consolidated Financial Statements included in this Report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair presentation of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain reclassifications have been made to the period presented for 2007 to conform to the classifications used in the period presented for 2008.

On November 1, 2007, the Company completed its acquisition of the Saint-Gobain Group’s reinforcements and composite fabrics businesses for $640 million, which included $56 million in acquired cash and the assumption of $51 million of debt, and excluded estimated transaction costs and purchase price adjustments. Operating results of these businesses are included in our Composite Solutions segment and our Consolidated Financial Statements beginning November 1, 2007. See Note 6 for a detailed discussion of this transaction.

In the third quarter of 2007, the Company divested its Siding Solutions business, a component of its Other Building Materials and Services segment, and its Fabwel unit, a component of its Composite Solutions segment. See Note 7 for a detailed discussion of these transactions. The impact of these transactions have been segregated from the continuing operations of the Company and reclassified into discontinued operations in the Consolidated Statements of Earnings (Loss) for all prior periods presented in this Report. The prior period Statement of Cash Flow has not been recast.

In connection with the Consolidated Financial Statements and Notes included in this Report, reference is made to the Consolidated Financial Statements and Notes thereto contained in the Company’s 2007 annual report on Form 10-K, as filed with the Securities and Exchange Commission.

2.    SEGMENT DATA

The Company discloses its segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The Company’s business operations fall within two general product categories, composites systems and building materials. There is one reportable segment in the composites systems product category: Composite Solutions and there are three reportable segments in the building materials product category: (1) Insulating Systems; (2) Roofing and Asphalt; and (3) Other Building Materials and Services. Accounting policies for the segments are the same as those for the Company.

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

The Company’s four reportable segments are defined as follows:

Composite Solutions

Manufactures, fabricates and sells glass fiber reinforcements, mat, veil and specialized products worldwide that are used in a wide variety of composite material systems. Primary end uses are in the transportation, building construction, infrastructure, telecommunications and electronics markets.

Insulating Systems

Manufactures and sells fiberglass insulation into residential, commercial and industrial markets for both thermal and acoustical applications. Also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media and foam insulation used in above- and below-grade construction applications.

Roofing and Asphalt

Manufactures and sells residential roofing shingles and oxidized asphalt materials used in residential and commercial construction and specialty applications.

Other Building Materials and Services

Manufactures and sells stone and brick veneer building products. Also provides franchise opportunities for the home remodeling and new construction industries. The operating segments comprising this segment individually do not meet the threshold for reporting separately.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.    SEGMENT DATA (continued)

NET SALES

The following table summarizes our net sales by segment and geographic region for the three months ended March 31, 2008 and 2007 (in millions). External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Three Months Ended March 31,
	2008	2007
Reportable Segments

Composite Solutions	$666	$366
Insulating Systems	373	419
Roofing and Asphalt	306	306
Other Building Materials and Services	53	69

Total reportable segments	1,398	1,160
Corporate Eliminations (1)	(45)	(36)

Consolidated	$1,353	$1,124

External Customer Sales by Geographic Region

United States	$771	$821
Europe	305	122
Canada and other	277	181

NET SALES	$1,353	$1,124

(1)	Included in corporate eliminations are inter-segment sales, primarily from the Composite Solutions segment to the Roofing and Asphalt segment. Those eliminations were approximately $34 million and $30 million in the three months ended March 31, 2008 and 2007, respectively. The remaining inter-segment sales eliminations are not material to any other segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.    SEGMENT DATA (continued)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

Earnings (loss) from continuing operations before interest and taxes by segment consist of net sales less related costs and expenses and are presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses – such as acquisition integration and transaction costs, general corporate expenses or income, restructuring costs and certain other expense or income items – are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in earnings (loss) from continuing operations before interest and taxes for the Company’s reportable segments. Reference is made below to the reconciliation of reportable segment earnings (loss) before interest and taxes to consolidated earnings (loss) from continuing operations before interest and taxes.

	Three Months Ended March 31,
	2008	2007
Reportable Segments

Composite Solutions	$64	$25
Insulating Systems	16	53
Roofing and Asphalt	(17)	(8)
Other Building Materials and Services	(3)	4

Total reportable segments	$60	$74

Reconciliation to Consolidated Earnings from Continuing Operations Before Interest and Taxes

Chapter 11-related reorganization items	$—	$(3)
Net metal lease (expense) income	(4)	1
Restructuring and other (costs) credits	(2)	2
Acquisition integration and transaction costs	(12)	(11)
Losses related to the exit of our HOMExperts service line	—	(8)
Employee emergence equity program expense	(7)	(8)
Asset impairments	(10)	—
General corporate expense	(6)	(15)

CONSOLIDATED EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	$19	$32

3.    INVENTORIES

Inventories are summarized as follows (in millions):

	March 31, 2008	December 31, 2007
Finished goods	$625	$578
Materials and supplies	223	207

FIFO inventory	848	785
LIFO adjustment	35	36

Total inventories	$883	$821

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

	March 31, 2008
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	18	$176	$(15)	$161
Technology	19	194	(14)	180
Franchise and other agreements	14	32	(3)	29
Non-amortizable intangible assets:
Trademarks		838	—	838

Total intangible assets		$1,240	$(32)	$1,208

Goodwill		$1,173

	December 31, 2007
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	18	$173	$(10)	$163
Technology	19	192	(12)	180
Franchise and other agreements	14	32	(3)	29
In-process research and development		1	(1)	—
Non-amortizable intangible assets:
Trademarks		838	—	838

Total intangible assets		$1,236	$(26)	$1,210

Goodwill		$1,174

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $21 million in each of the next five fiscal years.

Goodwill

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composite Solutions	Insulating Systems	Roofing & Asphalt	Other Building Materials & Services	Total
Balance as of December 31, 2007	$78	$821	$222	$53	$1,174
Income tax adjustments	—	(1)	—	—	(1)

Balance as of March 31, 2008	$78	$820	$222	$53	$1,173

The Company has elected the fourth quarter to perform its annual testing for goodwill and indefinite lived intangible assets for impairment. The Company tests goodwill and indefinite lived intangible assets for impairment during the fourth quarter of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” No testing was deemed necessary in the first quarter of 2008.

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	March 31, 2008	December 31, 2007
Land	$248	$243
Buildings and leasehold improvements	550	537
Machinery and equipment	2,254	2,156
Construction in progress	139	131

	3,191	3,067
Accumulated depreciation	(414)	(295)

Property, plant and equipment, net	$2,777	$2,772

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.     ACQUISITIONS

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

In connection with this acquisition, the Company initiated plans to integrate the acquired operations and recorded $28 million in exit-related liabilities during the fourth quarter of 2007 for severance to eliminate positions management believes will be redundant and costs related to exiting facilities and operations. When the Company finalizes its plans in 2008, there may be increases or decreases to the projected exit-related liabilities. The Company expects that these activities will be completed by 2011.

The Company is in the process of completing valuations of certain assets; thus, the allocation of the purchase price is subject to refinement. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

November 1, 2007
Cash	$56
Current assets	452
Other assets	8
Intangible assets	10
Property, plant, and equipment	518

Total assets acquired	1,044

Current liabilities	265
Short-term debt	45
Long-term debt, current portion	3
Long-term debt	3
Pensions, OPEB and other	74

Total liabilities assumed	390

Net assets acquired	$654

The initial value assigned to intangible assets acquired was $10 million, which consisted of customer relationships of $8 million, with a weighted average useful life of 20 years, and technology of $2 million, with a weighted average useful life of 15 years. Included in technology was in-process research and development of $1 million which was immediately expensed in November 2007 and recorded within science and technology expense on the Consolidated Statements of Earnings (Loss) for the twelve months ended December 31, 2007.

During the second quarter of 2007, the Company increased its ownership in Owens Corning India Limited (“OCIL”) from 60% to 78.5%. The purchase price was approximately $28 million and was recorded as an increase in goodwill of approximately $20 million, an increase in plant and equipment of approximately $1 million and a decrease in minority interest of approximately $7 million on its Consolidated Balance Sheet. OCIL is a growing, profitable business with a low-cost production platform that supplies Composite Solutions’ customers in India and exports to other markets.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7.    DIVESTITURES

In August 2007, the Company completed the sale of its Siding Solutions business, a component of its Other Building Materials and Services segment, for net proceeds of approximately $368 million. The sale was a result of the Company’s strategic review of this business. In the third and fourth quarters of 2007, the Company recognized a pretax gain of approximately $115 million on the sale, which was inclusive of an estimated purchase price adjustment related to working capital. The divested business included the Norandex/Reynolds distribution business and three siding manufacturing facilities. The results of operations for the Siding Solutions business are reported within discontinued operations in the Consolidated Statements of Earnings (Loss), and prior period Consolidated Statements of Earnings (Loss) have been recast. The prior period Consolidated Cash Flow Statement has not been recast.

Operating results of the Siding Solutions business were as follows (in millions):

Three Months Ended March 31, 2007
Net sales	$163
Earnings from discontinued operations	$1
Income tax expense	—

Earnings from discontinued operations, net of taxes	$1

In September 2007, the Company completed the sale of its Fabwel unit, a component of its Composite Solutions segment, for net proceeds of approximately $57 million, which was inclusive of an estimated contingent liability. The sale was a result of the Company’s strategic review of this business. In the third quarter of 2007, the Company recognized a pretax loss of $15 million on the sale. The results of operations for Fabwel are reported within discontinued operations in the accompanying Consolidated Statements of Earnings (Loss), and prior period Consolidated Statements of Earnings (Loss) have been recast. The prior period Consolidated Cash Flow Statement has not been recast.

Operating results of Fabwel were as follows (in millions):

Three Months Ended March 31, 2007
Net sales	$37
Earnings from discontinued operations	$—
Income tax expense	—

Earnings from discontinued operations, net of taxes	$—

In the first quarter of 2007, the Company sold its remaining 40% ownership interest in Owens Corning South Africa (Pty) Ltd, for $12 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8.    ASSETS AND LIABILITIES HELD FOR SALE

In the third quarter of 2007, the Company committed to a plan to sell composite manufacturing facilities located in Battice, Belgium and Birkeland, Norway to gain regulatory approval for the acquisition of the Saint-Gobain Group’s reinforcements and composite fabrics businesses. A definitive agreement to sell these facilities to Platinum Equity was reached on January 23, 2008, and the transaction closed on May 1, 2008. These facilities are included in the Company’s Composite Solutions segment.

At March 31, 2008, assets and liabilities held for sale at the Battice and Birkeland facilities are comprised of $63 million of current assets, $176 million of noncurrent assets (primarily property, plant and equipment) and $59 million of liabilities. In the first quarter of 2008, the Company recorded an impairment loss of $10 million as cost of sales on the Consolidated Statement of Earnings (Loss) to write the property, plant and equipment of these facilities down to fair value less costs to sell.

In the fourth quarter of 2007, the Company committed to plans to sell the assets of certain manufacturing facilities as part of its restructuring plans described in Note 10. The divestitures of these facilities are expected to close during 2008. At March 31, 2008, assets held for sale at these facilities were a combined total of $5 million of property, plant and equipment.

As of March 31, 2008 and December 31, 2007 the assets and liabilities held for sale consist of the following (in millions):

	March 31, 2008	December 31, 2007
Current assets
Receivables, net	$31	$22
Inventories	32	31

Total current assets	63	53
Property, plant and equipment, net	177	178
Other noncurrent assets	4	—

Total assets	$244	$231

Accounts payable and accrued liabilities	$47	$40

Total current liabilities	47	40
Other long-term liabilities	12	8

Total liabilities	$59	$48

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.    WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities is as follows (in millions):

Three Months Ended March 31, 2008
Beginning balance	$33
Amounts accrued for current year	2
Settlements of warranty claims	(3)

Ending balance	$32

10.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS)

As a result of evaluating market conditions, actions were taken in the fourth quarter of 2007 to close certain facilities and reduce operating costs. During the three months ended March 31, 2008, the Company recorded $2 million of restructuring charges related to these actions. The Company anticipates an additional $4 million in restructuring cost to be incurred throughout the remainder of 2008, and that payments related to these activities will continue into 2009.

Corporate

In the fourth quarter of 2007, the Company’s actions resulted in $7 million in restructuring charges related to severance costs for approximately 60 corporate positions and equity awards costs for all employees terminated as part of the restructuring plan. No additional charges were incurred in the three months ended March 31, 2008.

Composite Solutions

In the fourth quarter of 2007, the Company’s actions resulted in $10 million in restructuring and other charges, comprised of $7 million in restructuring charges related to severance costs associated with the elimination of approximately 240 positions and $3 million in other charges related to impairment of fixed assets. No additional charges were incurred in the three months ended March 31, 2008.

Insulating Systems

In the fourth quarter of 2007, the Company’s actions resulted in $20 million in restructuring and other charges, comprised of $7 million in restructuring charges related to severance costs associated with the elimination of approximately 230 positions due to work force reduction and plant closures and $13 million in other charges related to accelerated depreciation of fixed assets to be abandoned associated with the plant closures and capacity reductions. Additional restructuring charges of $1 million were incurred in the three months ended March 31, 2008 related to severance costs associated with these actions.

Roofing and Asphalt

In the fourth quarter of 2007, the Company’s actions resulted in $10 million in restructuring and other charges, comprised of $4 million in restructuring charges and $6 million in other charges. The $4 million in restructure

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS) (continued)

charges is comprised of $3 million related to severance costs associated with the elimination of approximately 80 positions due to work force reduction and plant closures and $1 million associated with the termination of a contract. The $6 million in other charges consisted of $5 million of accelerated depreciation of fixed assets to be abandoned and a $1 million impairment of fixed assets associated with a plant closure. No additional charges were incurred in the three months ended March 31, 2008.

Other Building Materials and Services

In the fourth quarter of 2007, the Company’s actions resulted in $10 million in restructuring and other charges, comprised of $6 million in restructuring charges and $4 million in other charges. The $6 million in restructuring charges is comprised of $2 million of severance costs associated with the elimination of approximately 130 positions due to reduction in work force and plant closures and $4 million associated with the termination of a contract. The $4 million in other charges consisted of $3 million of accelerated depreciation of fixed assets to be abandoned and a $1 million write-off of inventory due to plant closures. Additional restructuring charges of $1 million were incurred in the three months ended March 31, 2008 related to other costs associated with these actions.

The following table summarizes the status of the unpaid liabilities from the Company’s restructuring actions (in millions):

	Beginning Balance December 31, 2007	Accruals	Payments	Ending Balance March 31, 2008	Cumulative Charges Incurred
Severance	$22	$1	$(11)	$12	$27
Contract termination	4	—	(4)	—	5
Other	—	1	—	1	1

Total	$26	$2	$(15)	$13	$33

In the first quarter of 2007, the Company recorded a credit of $2 million related to a change in estimate of its 2006 restructuring actions.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.    DEBT

Details of our outstanding long-term debt at March 31, 2008 and December 31, 2007 are as follows (in millions):

	March 31, 2008	December 31, 2007
6.50% Senior Notes, net of discount, due 2016	$648	$648
7.00% Senior Notes, net of discount, due 2036	539	539
Senior Term Loan, maturing in 2011	600	600
Revolving Credit Facility, maturing in 2011	275	140
Various capital leases, due through and beyond 2050	48	47
Other floating rate debt, maturing through 2017	29	20
Other fixed rate debt, with maturities up to 2022, at rates from 0% to 11.0%	12	9

	$2,151	$2,003
Less – current portion	13	10

Total long-term debt	$2,138	$1,993

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

The Senior Notes consist of $650 million aggregate principal amount of 6.50% notes due December 1, 2016 and $550 million aggregate principal amount of 7.00% notes due December 1, 2036, with effective interest rates of 6.62% and 7.23%, respectively. Interest on each series of notes is payable on June 1 and December 1 of each year.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.    DEBT (continued)

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes.

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

Any obligations under the Credit Facilities are unconditionally and irrevocably guaranteed by the Company’s current and future material wholly-owned United States subsidiaries. The Company had $77 million and $85 million of letters of credit outstanding under the Revolving Credit Facility at March 31, 2008 and December 31, 2007, respectively.

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

Short-Term Debt

At March 31, 2008, and December 31, 2007, short-term borrowings were $32 million and $47 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 6.7% and 5.3% at March 31, 2008 and December 31, 2007, respectively.

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

The following tables provide information regarding pension expense recognized during the year (in millions):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost

Service cost	$5	$6	$11	$6	$2	$8
Interest cost	15	29	44	14	6	20
Expected return on plan assets	(18)	(32)	(50)	(17)	(7)	(24)
Amortization of actuarial loss	—	(1)	(1)	—	—	—

Net periodic pension cost	$2	$2	$4	$3	$1	$4

The increased service cost and interest cost in the non-U.S. pension plan in the first quarter of 2008 compared to the same period in 2007 is a result of the Company’s acquisition of the reinforcements and composite fabrics businesses from the Saint-Gobain Group in the fourth quarter of 2007. Owens Corning expects to contribute approximately $62 million in cash to the U.S. pension plans and approximately $18 million to non-U.S. plans during 2008. The Company made cash contributions of approximately $24 million to the plans during the three months ended March 31, 2008.

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

The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. Plans for the periods indicated (in millions):

	Three Months Ended March 31,
	2008	2007
Components of Net Periodic Benefit Cost

Service cost	$1	$1
Interest cost	4	5

Net periodic benefit cost	$5	$6

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.    CONTINGENT LIABILITIES AND OTHER MATTERS

Bankruptcy-Related Matters

In connection with the Debtor’s emergence from Chapter 11 bankruptcy proceedings, the Company established a Disputed Distribution Reserve (as defined in the Plan) funded in the initial amount of approximately $85 million for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date. During 2007, approximately $52 million of the claims were settled. The remaining reserve, in the amount of $33 million, is reflected as restricted cash on the Consolidated Balance Sheet as of March 31, 2008. See Note 20 to the Consolidated Financial Statements for a discussion of certain other bankruptcy-related matters.

Securities and Certain Other Litigation

On September 1, 2006, various members of OCD’s Investment Review Committee were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor OCD is named in the lawsuit but such individuals would have a contingent indemnification claim against OCD. The suit, brought by former employees of OCD, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in an OCD company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. The court ordered limited discovery, the parties filed written argument and a hearing on the Motion was held on January 18, 2008. On March 31, 2008, the court denied the Company’s Motion for Summary Judgment. On April 15, 2008, the Company filed a Motion for Reconsideration. The court has entered a scheduling order under which the plaintiffs filed a Motion for Class Certification on May 2, 2008. The trial is scheduled for September 2009.

Environmental Liabilities

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At March 31, 2008, we had environmental remediation liabilities as a PRP at 43 sites. Our environmental liabilities at 22 of these sites will be resolved pursuant to the terms of the Debtor’s Plan of Reorganization and will be paid out of the Non-Tax Bankruptcy Reserve described in Note 20. At the other 21 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2008, our reserve for such liabilities was $9 million, of which $4 million is recorded in the Non-Tax Bankruptcy Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.    STOCK COMPENSATION

2006 Stock Plan

In conjunction with the confirmation of the Debtor’s Plan of Reorganization, the Company’s 2006 Stock Plan was approved by the United States Bankruptcy Court for the District of Delaware. In accordance with Section 303 of the Delaware General Corporation Law, such approval constituted stockholder approval of the 2006 Stock Plan. The 2006 Stock Plan became effective on October 31, 2006, the date that the Debtors emerged from Chapter 11 Bankruptcy. In December 2007, the stockholders approved the Owens Corning 2006 Stock Plan, as amended and restated (“2006 Stock Plan”).

The 2006 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards to be made pursuant to the plan. Upon emergence from Chapter 11 the Company made a one-time emergence equity grant of stock options and restricted stock to all employees. At March 31, 2008, the maximum number of shares remaining available under the 2006 Stock Plan for all stock awards was 5,764,582.

Stock Options

The Company has granted stock options under its employee emergence equity program and its executive compensation programs. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. No stock options were exercised or granted during the three months ended March 31, 2008 or 2007.

In general, the exercise price of each option awarded under the 2006 Stock Plan equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years. Shares issued from the exercise of options are recorded in the common stock accounts at the option price. The number of awards and vesting periods of such awards are determined at the discretion of the Compensation Committee of the Board of Directors. The volatility assumption was based on a benchmark study of our peers.

The following table summarizes our stock option activity during the three months ended March 31, 2008:

	Three Months Ended March 31, 2008
	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2007	2,163,170	$29.90
Options granted	—	—
Options exercised	—	—
Options forfeited	(23,400)	$30.00

Outstanding at March 31, 2008	2,139,770	$29.90

The following table summarizes information about options outstanding and exercisable at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-Average		Number Exercisable at 3/31/08	Weighted- Average Exercise Price
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Exercise Price
$26.99 – $30.00	2,139,770	8.61	$29.90	—	$—

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.    STOCK COMPENSATION (continued)

During the three months ended March 31, 2008 and 2007, the Company recognized expense of $1 million and $2 million, respectively, related to the Company’s stock options, which was recorded under the caption employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). As of March 31, 2008 and 2007, there was $9 million and $17 million, respectively, of total unrecognized compensation cost related to stock options. The total aggregate intrinsic value of options outstanding as of March 31, 2008 and 2007 was less than $1 million and $4 million, respectively.

Restricted Stock Awards and Restricted Stock Units

The Company has granted restricted stock awards and restricted stock units under its employee emergence equity program, Board of Director compensation program, long-term incentive program (“LTIP”) and officer appointment program. Compensation expense for restricted stock is generally measured based on the market price of the stock on the date of grant and is recognized on a straight-line basis over the vesting period. These grants are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2010.

The Company has granted restricted stock awards under its CEO appointment program in which the restricted stock awards vest solely upon fulfilling a market condition. The market condition allows for 20 percent of the total granted shares to vest on the day the Company’s stock price closes at or above specified closing prices. The Company calculated the grant-date fair values, and derived service periods for each of the required closing price market conditions, using the Monte Carlo valuation model. Compensation expense for each stock price specified by the market condition is measured based on the individual grant-date fair values on a straight-line basis over the calculated derived service period. The program’s derived service periods expire over various periods ending in 2011.

A summary of the status of the Company’s plans that had restricted stock issued as of March 31, 2008 and changes during the three months ended March 31, 2008 are presented below. The weighted-average grant-date fair value of the restricted stock granted during the three months ended March 31, 2007 was $29.09.

	Three Months Ended March 31, 2008
	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2007	3,367,282	$29.57
Granted	676,516	$19.71
Vested	(900)	$30.00
Forfeited	(36,492)	$30.67

Outstanding at March 31, 2008	4,006,406	$27.89

During the three months ended March 31, 2008 and 2007, the Company recognized expense of $9 million and $6 million, respectively, related to the Company’s restricted stock awards, of which $6 million was recorded under the caption employee emergence equity program expense on the Consolidated Statements of Earnings (Loss) in each period. As of March 31, 2008 and 2007, there was $47 million and $60 million, respectively, of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 1.87 years and 2.59 years, respectively. The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was less than $1 million in each period.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.    STOCK COMPENSATION (continued)

Performance Stock Awards and Performance Stock Units

The Company has granted performance stock awards and performance stock units as a part of its LTIP. In the first quarter of 2008 and the second quarter of 2007, the Company granted performance stock, of which fifty percent will be settled in stock and fifty percent will be settled in cash. The amount of the performance stock is contingent on meeting various company-wide performance goals, including cumulative earnings per share. Compensation expense for performance stock settled in stock is measured based on the market price of the stock on the date of grant and is recognized on a straight-line basis over the vesting period. Compensation expense for performance stock settled in cash is measured based on the market price of the stock at the end of each quarter and is recognized on a straight-line basis over the vesting period. The initial valuation of all performance stock granted assumes that performance goals will be achieved. This assumption is monitored each quarter and if it becomes probable that such goals will not be achieved or will be exceeded, compensation cost recognized will be adjusted and previous surplus compensation cost recognized will be reversed or additional cost will be recognized. These grants are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination over various periods ending in 2010.

A summary of the status of the Company’s plans that had performance stock issued as of March 31, 2008, and changes during the three months ended March 31, 2008, are presented below.

	Three Months Ended March 31, 2008
	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2007	123,562	$27.14
Granted	573,312	$19.91
Vested	—	—
Forfeited	(11,632)	$34.06

Outstanding at March 31, 2008	685,242	$20.35

During the three months ended March 31, 2008, the Company recognized expense of $2 million related to the Company’s performance stock. As of March 31, 2008, there was $10 million of total unrecognized compensation cost related to performance stock. That cost is expected to be recognized over a weighted-average period of 2.7 years.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.    EARNINGS (LOSS) PER SHARE

The following table reconciles the weighted-average number of shares used in the basic earnings per share calculation to the weighted-average number of shares used to compute diluted earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Loss from continuing operations	$(15)	$—
Earnings from discontinued operations	—	1

Net earnings (loss)	$(15)	$1

Weighted-average number of shares outstanding used for basic earnings per share	128.8	128.2
Non-vested restricted shares	—	0.5
Stock options	—	0.3

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	128.8	129.0

Basic earnings (loss) per common share
Basic loss from continuing operations	$(0.12)	$—
Basic earnings from discontinued operations	—	0.01

Basic net earnings (loss) per common share	$(0.12)	$0.01

Diluted earnings (loss) per common share
Diluted loss from continuing operations	$(0.12)	$—
Diluted earnings from discontinued operations	—	0.01

Diluted net earnings (loss) per common share	$(0.12)	$0.01

For the three months ended March 31, 2008, the number of shares used in the calculation of diluted earnings per share did not include 0.7 of non-vested restricted shares, 2.1 million common equivalent shares of deferred awards, 17.5 million common equivalent shares from Series A Warrants and 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For the three months ended March 31, 2007, the number of shares used in the calculation of diluted earnings per share did not include 17.5 million common equivalent shares from Series A Warrants and 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

16.    COMPREHENSIVE EARNINGS

The following table presents comprehensive earnings for the periods indicated (in millions):

	Three Months Ended March 31,
	2008	2007
Net earnings (loss)	$(15)	$1
Currency translation adjustment	45	7
Deferred income on hedging	7	7

Comprehensive earnings	$37	$15

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.    INCOME TAXES

Income tax expense from continuing operations for the three months ended March 31, 2008 was $2 million, and was the result of legislative changes and other various discrete tax items that were incurred in the first quarter of 2008 and the effect of lower foreign tax rates.

18.    FAIR VALUE MEASUREMENT

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement became effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. On February 12, 2008 the FASB issued FASB Staff Position (FSP) FAS 157-2 which permitted a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a recurring basis as of January 1, 2008. The effect of the adoption of this statement was not material, resulting only in increased disclosures.

FAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of March 31, 2008 (in millions):

Description	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$31	$31	$—	$—
Derivative assets	11	—	11	—

Total	$42	$31	$11	$—

Cash equivalents, by their nature, utilize Level 1 inputs in determining fair value. The Company measures the value of its natural gas hedge and foreign currency forward contracts under Level 2 inputs as defined by FAS 157. The fair value the Company’s natural gas hedges is determined by a mark to market valuation based on forward curves using observable market prices and the fair value of its foreign currency forward contracts is determined using observable market transactions in over-the-counter markets.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.    FAIR VALUE MEASUREMENT (continued)

It is the Company’s policy to offset the fair value amounts recognized for derivative instruments and fair value amounts recognized for cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. As of March 31, 2008 there were no collateral amounts recognized.

19.    ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires expanded disclosures concerning derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is in the process of evaluating the impact on disclosures of adopting this statement.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”. This statement requires that in a business combination the acquirer recognize all purchased assets and assumed liabilities at fair value, that negative goodwill due to bargain purchases be recognized as a gain in the income statement and that acquisition costs and planned restructuring costs associated with the acquisition be separately recognized. This statement is effective as of the beginning of the first annual reporting period beginning on or after December 15, 2008 and is to be applied prospectively.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement as of January 1, 2008. The Company did not elect the Fair Value Option for any financial instruments; therefore there was no impact on the Company’s Consolidated Statement of Earnings (Loss) or Consolidated Balance Sheet.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement became effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. On February 12, 2008 the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.    ACCOUNTING PRONOUNCEMENTS (continued)

SFAS 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of SFAS 157. The Company adopted this statement for financial assets and financial liabilities and recurring nonfinancial assets and recurring nonfinancial liabilities as of January 1, 2008. The effect of the adoption of this statement was not material. The Company is currently in the process of evaluating the impact of adopting this pronouncement for other nonfinancial assets or liabilities.

20.    EMERGENCE FROM CHAPTER 11 PROCEEDINGS

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

Under the terms of the Plan and related Confirmation Order, asbestos personal injury claims against each of OCD and Fibreboard will be administered and distributions on account of such claims will be made, exclusively from the 524(g) Trust that has been established and funded pursuant to the Plan. In addition, all asbestos property damage claims against OCD or Fibreboard either (i) have been resolved, (ii) will be resolved pursuant to the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.    EMERGENCE FROM CHAPTER 11 PROCEEDINGS (continued)

Plan, along with certain other unsecured claims for an aggregate amount within the Company’s Non-Tax Bankruptcy Reserve (defined below), or (iii) are barred pursuant to the Plan and Confirmation Order. Accordingly, other than the limited number and value of property damage claims being resolved pursuant to clause (ii) above, the Company has no further asbestos liabilities.

Pursuant to the terms of the Plan, the Company is obligated to make certain additional payments to certain creditors, including certain payments to holders of administrative expense priority claims and professional advisors in the Chapter 11 Cases. The Company had reserved approximately $35 million as of March 31, 2008 to pay remaining claims in the Bankruptcy of which approximately $33 million relate to non-tax claims (the “Non-Tax Bankruptcy Reserve”). Pursuant to the Plan, the Company has established a Disputed Distribution Reserve, funded in the amount of approximately $33 million as of March 31, 2008, which is reflected as restricted cash in the Consolidated Balance Sheet, for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date. The amounts for Chapter 11-related reorganization items in the Consolidated Statements of Earnings (Loss) were immaterial for the three months ended March 31, 2008 and 2007.

21.    SUBSEQUENT EVENTS

On May 1, 2008, the Company completed the divestiture of its composite manufacturing facilities located in Battice, Belgium and Birkeland, Norway for net proceeds of approximately $197 million. Assets and liabilities related to these facilities are reported as held for sale as of March 31, 2008. In the first quarter of 2008, the Company recorded an impairment loss of $10 million as cost of sales on the Consolidated Statement of Earnings (Loss) to write the property, plant and equipment of these facilities down to fair value less costs to sell.

22.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

22.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$773	$645	$(65)	$1,353
COST OF SALES	(14)	700	540	(65)	1,161

Gross margin	14	73	105	—	192

OPERATING EXPENSES
Marketing and administrative expenses	36	62	44	—	142
Science and technology expenses	—	12	7	—	19
Restructuring costs	—	2	—	—	2
Chapter 11-related reorganization items	—	—	—	—	—
Employee emergence equity program expense	—	5	2	—	7
(Gain) loss on sale of fixed assets and other	(39)	33	9	—	3

Total operating expenses	(3)	114	62	—	173

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	17	(41)	43	—	19
Interest (income) expense, net	31	(1)	2	—	32

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(14)	(40)	41	—	(13)
Income tax expense (benefit)	(3)	(4)	9	—	2

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(11)	(36)	32	—	(15)
Equity in net earnings (loss) of subsidiaries	(4)	32	—	(28)	—
Minority interest and equity in net earnings (loss) of affiliates	—	—	—	—	—

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(15)	(4)	32	(28)	(15)
Earnings from discontinued operations, net of tax	—	—	—	—	—

NET EARNINGS (LOSS)	$(15)	$(4)	$32	$(28)	$(15)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

22.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$842	$348	$(66)	$1,124
COST OF SALES	—	727	276	(66)	937

Gross margin	—	115	72	—	187

OPERATING EXPENSES
Marketing and administrative expenses	36	77	14	—	127
Science and technology expenses	—	13	2	—	15
Restructuring costs (credits)	—	(2)	—	—	(2)
Chapter 11-related reorganization items	—	3	—	—	3
Employee emergence equity program expense	—	6	2	—	8
(Gain) loss on sale of fixed assets and other	(38)	23	19	—	4

Total operating expenses	(2)	120	37	—	155

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	2	(5)	35	—	32
Interest expense, net	32	—	—	—	32

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(30)	(5)	35	—	—
Income tax expense (benefit)	(8)	(1)	9	—	—

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(22)	(4)	26	—	—
Equity in net earnings (loss) of subsidiaries	23	25	—	(48)	—
Minority interest and equity in net earnings (loss) of affiliates	—	—	—	—	—

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1	21	26	(48)	—
Earnings (loss) from discontinued operations, net of tax	—	2	(1)	—	1

NET EARNINGS (LOSS)	$1	$23	$25	$(48)	$1

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

22.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$34	$84	$—	$118
Receivables, net	—	303	493	—	796
Due from affiliates	180	665	125	(970)	—
Inventories	—	493	390	—	883
Restricted cash – disputed distribution reserve	—	33	—	—	33
Assets held for sale – current	—	—	63	—	63
Other current assets	2	53	60	—	115

Total current assets	182	1,581	1,215	(970)	2,008

Investment in subsidiaries	6,045	1,515	—	(7,560)	—
Due from affiliates	—	25	—	(25)	—
Property, plant and equipment, net	471	1,232	1,074	—	2,777
Goodwill	—	1,145	28	—	1,173
Intangible assets	—	1,090	118	—	1,208
Deferred income taxes	23	513	(44)	—	492
Assets held for sale – non-current	—	5	176	—	181
Other non-current assets	23	69	102	—	194

TOTAL ASSETS	$6,744	$7,175	$2,669	$(8,555)	$8,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable and accrued liabilities	$(14)	$510	$583	$—	$1,079
Due from affiliates	630	130	210	(970)	—
Accrued interest	29	1	1	—	31
Short-term debt	—	—	32	—	32
Long-term debt – current portion	—	3	10		13
Liabilities held for sale – current	—	—	47	—	47

Total current liabilities	645	644	883	(970)	1,202

Long-term debt, net of current portion	2,063	18	57		2,138
Due from affiliates	—	—	25	(25)	—
Pension plan liability	—	38	87	—	125
Other employee benefits liability	—	268	24	—	292
Liabilities held for sale – non-current	—	—	12	—	12
Other liabilities	—	162	30	—	192
Commitments and contingencies
Minority interest	—	—	36	—	36
STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,794	5,940	1,380	(7,320)	3,794
Accumulated earnings (deficit)	16	105	135	(240)	16
Accumulated other comprehensive earnings	225	—	—	—	225

Total stockholders’ equity	4,036	6,045	1,515	(7,560)	4,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,744	$7,175	$2,669	$(8,555)	$8,033

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

22.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$36	$99	$—	$135
Receivables, net	—	237	484	—	721
Due from affiliates	135	632	112	(879)	—
Inventories	—	485	336	—	821
Restricted cash – disputed distribution reserve	—	33	—	—	33
Assets held for sale – current	—	—	53	—	53
Other current assets	—	45	44	—	89

Total current assets	135	1,468	1,128	(879)	1,852

Investment in subsidiaries	5,868	1,425	—	(7,293)	—
Due from affiliates	—	25	—	(25)	—
Property, plant and equipment, net	472	1,248	1,052	—	2,772
Goodwill	—	1,146	28	—	1,174
Intangible assets	—	1,095	115	—	1,210
Deferred income taxes	20	504	(37)	—	487
Assets held for sale – non-current	—	5	173	—	178
Other non-current assets	16	79	104	—	199

TOTAL ASSETS	$6,511	$6,995	$2,563	$(8,197)	$7,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable and accrued liabilities	$(2)	$546	$593	$—	$1,137
Due from affiliates	587	83	209	(879)	—
Accrued interest	10	1	1	—	12
Short-term debt	—	—	47	—	47
Long-term debt – current portion	—	1	9	—	10
Liabilities held for sale – current	—	—	40	—	40

Total current liabilities	595	631	899	(879)	1,246

Long-term debt, net of current portion	1,928	20	45	—	1,993
Due from affiliates	—	—	25	(25)	—
Pension plan liability	—	53	93	—	146
Other employee benefits liability	—	269	24	—	293
Liabilities held for sale – non-current	—	—	8	—	8
Other liabilities	—	154	7	—	161
Commitments and contingencies
Minority interest	—	—	37	—	37
STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,783	5,759	1,322	(7,081)	3,783
Accumulated earnings (deficit)	31	109	103	(212)	31
Accumulated other comprehensive earnings	173	—	—	—	173

Total stockholders’ equity	3,988	5,868	1,425	(7,293)	3,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,511	$6,995	$2,563	$(8,197)	$7,872

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

22.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$—	$(96)	$(11)	$—	$(107)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	—	(41)	(11)	—	(52)
Investment in subsidiaries and affiliates, net of cash acquired	—	—	—	—	—
Proceeds from the sale of assets or affiliates	—	—	2	—	2

Net cash flow used for investing activities	—	(41)	(9)	—	(50)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	12	—	12
Payments on long-term debt	—	—	(2)	—	(2)
Proceeds from revolving credit facility	175	—	—	—	175
Payments on revolving credit facility	(40)	—	—	—	(40)
Net decrease in short-term debt	—	—	(17)	—	(17)
Parent loans and advances	(135)	135	—	—	—

Net cash flow provided by (used for) financing activities	—	135	(7)	—	128

Effect of exchange rate changes on cash	—	—	12		12

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(2)	(15)	—	(17)
Cash and cash equivalents at beginning of period	—	36	99	—	135

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$34	$84	$—	$118

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

22.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$—	$(200)	$(86)	$—	$(286)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	—	(32)	(10)	—	(42)
Investment in subsidiaries and affiliates, net of cash acquired	—	(1)	—	—	(1)
Proceeds from the sale of assets or affiliates	—	12	—	—	12

Net cash flow used for investing activities	—	(21)	(10)	—	(31)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from long-term debt	600	—	9	—	609
Payments on long-term debt	—	—	(6)	—	(6)
Payments of note payable to 524(g) Trust	—	(1,390)	—	—	(1,390)
Proceeds from revolving credit facility	110	—	—	—	110
Net decrease in short-term debt	—	—	(2)	—	(2)
Parent loans and advances	(710)	710	—	—	—

Net cash flow provided by (used for) financing activities	—	(680)	1	—	(679)

Effect of exchange rate changes on cash	—	—	—	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(901)	(95)	—	(996)
Cash and cash equivalents at beginning of period	—	906	183	—	1,089

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$5	$88	$—	$93

I TEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All per share information discussed below is on a diluted basis. References in this Report to the “Consolidated Financial Statements” refer to the Consolidated Financial Statements included in this Report. Unless the context requires otherwise, the terms “Owens Corning”, “Company”, “we” and “our” in this report refer to Owens Corning and its subsidiaries.

GENERAL BUSINESS OVERVIEW

Headquartered in Toledo, Ohio, Owens Corning is a leading global producer of glass fiber reinforcements and other materials for composites systems and residential and commercial building materials.

We operate within two general product categories: composites systems, which includes our Composite Solutions reportable segment and building materials, which includes our Insulating Systems, Roofing and Asphalt and Other Building Materials and Services reportable segments. Through these lines of business, we manufacture and sell products worldwide.

We maintain leading market positions in all of our major product categories. In the first quarter of 2008, Composite Solutions, Insulating Systems, Roofing and Asphalt and Other Building Materials and Services represented 48%, 26%, 22% and 4% of our total reportable segment net sales, respectively.

We estimate that net sales by end market in the first quarter were 18% U.S. and Canada new residential construction, 23% U.S. and Canada residential repair and remodeling, 20% U.S. and Canada commercial and industrial and 39% international.

Global demand for glass fiber reinforcement materials continued to grow during the first quarter of 2008. Historically, global demand for composite materials has grown annually at about 1.5 times to 2 times global GDP. The growth in the demand for composite materials is driven by the overall growth of economies around the world, and through the development of new applications which leverages the inherent advantages delivered by composites material systems; namely high-strength, corrosion resistance, light weight, durability, and design flexibility. Composite materials are often used in various applications to replace traditional materials including steel, wood, concrete and aluminum, and are found in automotive and transportation, construction and infrastructure, consumer electronics, wind-energy, marine, and aerospace and defense markets.

On November 1, 2007, the Company completed its acquisition of the Saint-Gobain Group’s reinforcements and composite fabrics businesses for $640 million, which included $56 million in acquired cash and the assumption of $51 million of debt, and excluded estimated transaction costs and purchase price adjustments. Operating results of these businesses are included in our Composite Solutions segment and our Consolidated Financial Statements beginning November 1, 2007.

The market decline in new residential construction in the United States, which began in mid-2006, accelerated through 2007 and continued through the first quarter of 2008, significantly influenced demand for our residential insulation and manufactured stone veneer products.

The U.S. Census Bureau reported that March 2008 seasonally adjusted annualized total housing starts, including single and multifamily starts, were 0.947 million, down 30% from the annual housing starts of 1.355 million reported for 2007 and down 54% from the peak annual housing starts of 2.068 million reported for 2005. We currently anticipate that weakness in new residential construction will continue. The National Association of Home Builders (NAHB) forecasted in April 2008 housing starts to total 0.986 million in 2008, down 27% from 2007 and down 52% from its peak in 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In the fourth quarter of 2007, in response to continued weakness in the building materials markets, we commenced various cost savings projects to reduce headcount, close certain facilities and curtail production; which resulted in restructuring and other charges of $57 million. We incurred an additional $2 million related to these actions in the first quarter of 2008 and anticipate additional charges of $4 million during the remainder of 2008. Once the various cost savings projects are complete, we anticipate annualized savings of at least $100 million.

During the third quarter of 2007, we completed transactions that allow us to focus more on our core businesses. On August 31, 2007 we sold our Siding Solutions business to the Saint-Gobain Group for net proceeds of approximately $368 million. Siding Solutions was the largest business in our Other Building Materials and Services segment. In addition, we sold our Fabwel unit for net proceeds of approximately $57 million. Fabwel was a unit of our Composites Solutions business which produced and fabricated components and sidewalls for recreational vehicles and cargo trailers. The financial results for these businesses have been segregated and are reported as discontinued operations in the Consolidated Statement of Earnings (Loss) for all periods presented. The prior period Consolidated Cash Flow Statement has not been recast. Business segment results and the discussion thereof have been adjusted to exclude the results of Siding Solutions and Fabwel.

Our Composite Solutions segment continued to experience sales growth during the first quarter. Volume increased in most of our markets with the exception of fiberglass mat for residential roofing in North America and our North American automotive markets. We experienced growth in our European automotive markets, our infrastructure markets including wind-energy and pipe and our non-woven fiberglass mat markets. Our mold resistant fiberglass facing for wallboard experienced significant growth during the quarter despite the decline in the new residential construction market in the United States. Selling prices for some products in this segment increased slightly compared to the first quarter of 2007. We continue to see significant inflationary pressures globally, especially in energy and raw material related costs.

We have curtailed some production of mat products in the United States due to weakness in the market for roofing shingles and expect that this curtailment will be maintained throughout 2008.

Our acquisition of the reinforcements and composite fabrics businesses from the Saint-Gobain Group has increased our share in the global composites market. We anticipate worldwide demand for composite products will continue to increase throughout 2008. However, other producers of these products, especially in China, are expected to continue to exert significant competitive pressures in this global business.

In the first quarter, Composite Solutions represented 107% of Owens Corning’s total reportable segment earnings (loss) from continuing operations before interest and taxes. We estimate that sources of revenue for Composite Solutions in the first quarter were 6% U.S. and Canada residential construction, 20% U.S. and Canada commercial and industrial and 74% international.

Our Insulating Systems segment includes insulating materials for residential, commercial and industrial markets. Our residential products are most impacted by fluctuations in new home construction and remodeling. These products include thermal and acoustical batts, loose fill insulation, foam sheathing and accessories. During the first quarter of 2008, our residential insulation business experienced net sales declines of 19% compared to the first quarter of 2007 reflecting a combination of both lower demand and pricing pressure.

In response to the decline in demand in this segment, we have curtailed production at multiple locations, primarily through extended curtailments of certain production lines or by extending downtime for furnace repairs or rebuilds. If new residential construction in the United States continues to decline, additional production curtailments may be

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

necessary. We estimate that sources of net sales in the Insulating Systems segment in the first quarter were 38% U.S. and Canada new residential construction, 23% U.S. and Canada repair and remodeling, 28% U.S. and Canada commercial and industrial and 11% international. In the first quarter, Insulating Systems represented 26% of Owens Corning’s total reportable segment earnings (loss) from continuing operations before interest and taxes.

In 2008, estimates by the NAHB point to further weakness in housing starts in the United States, and commercial and industrial demand for insulation is likely to further weaken as well. We will continue efforts to stimulate insulation demand through new products and customer promotions. The customer promotions will communicate the value of adding additional insulation to new and existing homes and commercial buildings to promote lower energy bills, improved energy efficiency and the reduction in green house gas emissions. Continued growth in insulation demand is anticipated in 2008 in the Latin America and Asia Pacific regions, but such amounts are not anticipated to have a material impact on our financial results in 2008.

Our Roofing and Asphalt segment includes the production and sale of asphalt composite shingles, roofing accessories and processed asphalt used in shingle coating, commercial roofing and other industrial and specialty applications. During the first quarter, this segment was impacted by the continuing decline of housing construction, the slowdown of existing home sales and a slowdown of home repair and remodeling activities in the United States. Demand for our Roofing and Asphalt products is primarily driven by the repair of residential roofs, which is correlated to new home sales. Our Roofing and Asphalt segment performance was lifted by sales of our new Duration™ Series Shingles with SureNail® technology, now available across the United States.

We estimate that sources of net sales in the Roofing and Asphalt segment in the first quarter were 25% U.S. and Canada new residential construction, 64% U.S. and Canada repair and remodeling and 11% U.S. and Canada commercial and industrial. In the first quarter, Roofing and Asphalt represented a negative 28% of Owens Corning’s total reportable segment earnings (loss) from continuing operations before interest and taxes.

In 2008, because of anticipated continuing decline in new housing starts and repair and remodel construction in the United States, demand for roofing shingles is estimated to be weaker compared with 2007. Given increases in the market price of crude oil, asphalt prices are expected to be higher in 2008.

Our Other Building Materials and Services segment is now comprised of our Masonry Products business and our Construction Services business. Our Siding Solutions Business, which included three vinyl siding manufacturing facilities and a related distribution business, was sold in August of 2007.

Our Masonry Products business includes the production and sale of manufactured stone and brick veneers used in residential and commercial new construction and repair and remodeling. In this business, sales volume in North America declined in the first quarter of 2008 compared to 2007. We achieved significant manufacturing productivity improvements in this business in 2007 but have been unable to take full advantage of these actions because of weakened demand associated with the continuing downturn in new home construction and residential repair and remodeling in the United States. We have periodically curtailed production at our facilities, including the closure of the Navarre, Ohio facility in the fourth quarter of 2007.

Our Construction Services business includes Owens Corning’s Basement Finishing System™, Room Finishing System™ and SunSuites™ sunrooms. Net sales in our Construction Services business were down in the first quarter of 2008 compared to the same time in 2007 due to the tightening consumer credit market and declining home values which are reducing the amount of available equity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended March 31,
	2008	2007
Net sales	$1,353	$1,124
Gross margin	$192	$187
As a percent of sales	14%	17%
Marketing and administrative expenses	$142	$127
As a percent of sales	10%	11%
Science and technology expenses	$19	$15
As a percent of sales	1%	1%
Employee emergence equity program expense	$7	$8
Earnings from continuing operations before interest and taxes	$19	$32
Interest expense, net	$32	$32
Income tax expense	$2	$—
Loss from continuing operations	$(15)	$—
Earnings from discontinued operations, net of tax	$—	$1
Net earnings (loss)	$(15)	$1

Items Affecting Comparability

Because of the nature of certain items included in reported earnings (loss) from continuing operations before interest and taxes, management does not find the reported measure to be the most useful and transparent financial measure of our year-over-year operational performance. Certain of these items, consisting of items related to restructuring activities, business acquisitions and dispositions, the employee emergence equity program and cost of our prior Chapter 11 proceedings, are not the result of current operations. In addition, the reported measure also includes the cost of leasing precious metals, including the cost of leases assumed in the acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses. To facilitate our evaluation of these acquired businesses on a basis consistent with purchase of all precious metals necessary to operate the businesses, we consider the net metal lease expense to be a financing cost which should be included in interest expense in measuring our year-over-year performance.

Our management measures operating performance by excluding the items referenced in the preceding paragraph from earnings (loss) from continuing operations before interest and taxes for various purposes, including reporting results of operations to the Board of Directors of the Company, analysis of performance and related employee compensation measures. Although management believes that these adjustments to earnings from continuing operations before interest and taxes provide a more meaningful representation of our operational performance, our operating performance excluding these items should not be considered in isolation or as a substitute for earnings (loss) from continuing operations before interest and taxes prepared in accordance with accounting principles generally accepted in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation of significant items impacting the year-over-year comparability of reported earnings (loss) from continuing operations before interest and taxes are noted in the table below (in millions):

	Three Months Ended March 31,
	2008	2007
NET EARNINGS (LOSS)	$(15)	$1
Earnings from discontinued operations, net of tax of $0	—	1

LOSS FROM CONTINUING OPERATIONS	(15)	—
Minority interest and equity in net earnings (loss) of affiliates	—	—

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS OF AFFILIATES	(15)	—
Income tax expense	2	—

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(13)	—
Interest expense, net	32	32

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	$19	$32

Adjustments to remove items impacting comparability:
Chapter 11-related reorganization items	$—	$(3)
Net metal lease (expense) income	(4)	1
Restructuring and other (costs) credits	(2)	2
Acquisition integration and transaction costs	(12)	(11)
Losses related to the exit of our HOMExperts service line	—	(8)
Employee emergence equity program expense	(7)	(8)
Asset impairments	(10)	—

Total adjustments to remove comparability items:	(35)	(27)
ADJUSTED EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	$54	$59

Adjusted earnings from continuing operations before interest and taxes in the first quarter of 2008 decreased $5 million, or 8%, compared to 2007. This decrease was primarily due to lower sales and an increase in idle facility costs in our building materials businesses, as the decline in the North American new residential construction market impacted demand for building materials products, offset partially by improvement in our Composite Solutions segment related to manufacturing productivity and incremental earnings from the acquisition of the reinforcements and composite fabrics businesses from the Saint-Gobain Group.

NET SALES

Net sales in the first quarter of 2008 increased 20% compared to 2007. The increase was primarily due to incremental sales resulting from the acquisition of the Saint-Gobain Group’s reinforcements and composite fabrics businesses on November 1, 2007 and increases related to favorable foreign currency exchange rates. Offsetting these increases were lower volumes in our Insulating Systems reportable segment, as decreases in new residential construction and repair and remodeling activity in the United States has had a significant impact on demand for our residential insulation products, as well as price erosion on certain insulation products resulting from competitive pressure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Sales outside the United States represented 43% of total sales for the first quarter of 2008 compared to 27% for 2007. The increase is due to incremental sales outside the United States related to the acquisition of the Saint-Gobain Group’s reinforcements and composite fabrics businesses and increases related to favorable foreign exchange rates combined with lower sales of building materials products in the United States in 2008.

GROSS MARGIN

Gross margin as a percent of sales for the first quarter of 2008 decreased to 14% from 17% in 2007. Gross margin in 2008 was negatively impacted by volume and price declines in the Insulating Systems segment, our inability to achieve sufficient price increases to offset the impact of inflation on energy and raw materials in the Roofing and Asphalt segment, and a $10 million impairment loss to write the property, plant and equipment of our Battice, Belgium and Birkeland, Norway facilities down to fair value less costs to sell. Offsetting these declines were improvements in gross margin as a percent of sales in Composite Solutions due to the impact of improved manufacturing productivity, and the inclusion of $8 million in charges in 2007 related to implementing our decision to exit the HOMExperts service line in the fourth quarter of 2006 in Other Building Materials and Services.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses increased 12% in the first quarter of 2008 compared to 2007. The increase was due primarily to the inclusion of the Saint-Gobain Group’s reinforcements and composite fabrics businesses in 2008.

SCIENCE AND TECHNOLOGY EXPENSES

Science and technology expenses for the first quarter of 2008 were $19 million, a 27% increase from $15 million in 2007. The increase was primarily due to the inclusion of the Saint-Gobain Group’s reinforcements and composite fabrics businesses in 2008.

EMPLOYEE EMERGENCE EQUITY PROGRAM

Our plan of reorganization established a one-time employee emergence equity program. The cost of this program is being amortized over the vesting period of three years beginning in November 2006. Compensation expense related to the employee emergence equity program reduced earnings from continuing operations before interest and taxes by $7 million and $8 million in the first quarters of 2008 and 2007, respectively.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

Earnings from continuing operations before interest and taxes for the three months ended March 31, 2008 and 2007 were $19 million and $32 million, respectively. Other than the impairment described above, earnings from continuing operations before interest and taxes were relatively flat primarily due to the improvements in the Composite Solutions segment related to manufacturing productivity and incremental earnings resulting from the acquisition of the Saint-Gobain Group’s reinforcements and composite fabrics businesses on November 1, 2007. Offsetting these improvements were declines in volume and price in the Insulating Systems segment and the inability to achieve sufficient price increases to offset the impact of inflation on energy and raw materials in the Roofing and Asphalt segment. In addition, earnings from continuing operations before interest and taxes for the three months ended March 31, 2008 compared to 2007 were impacted by the following:

•

In the three months ended March 31, 2008 and 2007 we incurred approximately $12 million and $11 million, respectively, in integration and transaction costs related to the acquisition of the Saint-Gobain Group’s reinforcements and composite fabrics businesses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	We incurred approximately $4 million in net metal lease expense in the three months ended March 31, 2008 compared to $1 million in income in the three months ended March 31, 2007.

•	A decrease in Chapter 11-related reorganization items of $3 million compared to the year ago period because of our emergence from bankruptcy on October 31, 2006.

INTEREST EXPENSE

Net interest expense for the first quarters of 2008 and 2007 was $32 million in both years. Average borrowing levels in the first quarter slightly increased in 2008 over 2007, which was offset by lower interest rates on variable rate borrowings under the Revolving Credit Facility and the Term Loan.

INCOME TAX EXPENSE

Income tax expense from continuing operations for the three months ended March 31, 2008 was $2 million, and was the result of legislative changes and other various discrete tax items that were incurred in the first quarter of 2008. We believe that the effective tax rate in 2008 will be substantially below the U.S. Federal income tax rate owing to the effect of tax savings resulting from other various initiatives previously implemented.

DISCONTINUED OPERATIONS

In August 2007, the Company completed the sale of its Siding Solutions business, a component of its Other Building Materials and Services segment, for net proceeds of approximately $368 million. In the third and fourth quarters of 2007, the Company recognized a pretax gain of approximately $115 million on the sale, which was inclusive of an estimated purchase price adjustment related to working capital. The divested business included the Norandex/Reynolds distribution business and three siding manufacturing facilities. The results of operations for the Siding Solutions business for the three months ended March 31, 2007 are reported within discontinued operations in the accompanying Consolidated Statements of Earnings (Loss). The prior period Consolidated Cash Flow Statement has not been recast.

In September 2007, the Company completed the sale of its Fabwel unit, a component of its Composite Solutions segment, for net proceeds of approximately $57 million, which was inclusive of an estimated contingent liability. In the third quarter of 2007, the Company recognized a pretax loss of $15 million on the sale. The results of operations for Fabwel are reported within discontinued operations in the accompanying Consolidated Statements of Earnings (Loss), and prior period Consolidated Statements of Earnings (Loss) have been recast. The prior period Consolidated Cash Flow Statement has not been recast.

Earnings from discontinued operations for the first quarter of 2007 were $1 million.

NET EARNINGS (LOSS)

Due to the items discussed above, net loss for the three months ended March 31, 2008 was $15 million compared to net earnings of $1 million for the same period of 2007.

Segment Results

The Company’s business operations fall within two general product categories, composites systems and building materials. The Company has determined (a) that the operating segments comprising the composites systems product category are in a single reportable segment: Composite Solutions, and (b) that the operating segments comprising the building materials product category be aggregated into three reportable segments: (1) Insulating Systems; (2) Roofing and Asphalt; and (3) Other Building Materials and Services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Earnings (loss) from continuing operations before interest and taxes by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain categories of expenses such as general corporate expenses or income, and certain other expense or income items are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in earnings (loss) from continuing operations before interest and taxes for our reportable segments and are included in the Corporate, Other and Eliminations category, which is presented following the discussion of our reportable segments.

Composite Solutions

Financial results and the discussion thereof for this segment have been revised due to the sale of our Fabwel unit during the third quarter of 2007.

The table below provides a summary of sales, earnings from continuing operations before interest and taxes, and depreciation and amortization expense for the Composite Solutions segment (in millions).

	Three Months Ended March 31,
	2008	2007
Net sales	$666	$366

% change from prior years	82%	17%
% of total reportable segment	48%	32%

Earnings before interest and taxes	$64	$25

EBIT as a % of sales	10%	7%
% of total reportable segment	107%	34%
Depreciation and amortization	$30	$27

NET SALES

Net sales for the three months ended March 31, 2008 were $666 million, an 82% increase from the corresponding period of 2007. The acquisition of the reinforcements and composite fabrics businesses from the Saint-Gobain Group was the primary reason for the sales increase. The effect of translating sales denominated in foreign currencies into U.S. dollars increased sales by approximately $15 million and the remainder of the increase in sales was due to improvements in volume and increased prices.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

For the first quarter of 2008, earnings from continuing operations before interest and taxes were $64 million, a 156% increase from the same period in 2007. First quarter 2008 earnings from continuing operations before interest and taxes increased primarily due to the incremental earnings from the acquisition of the reinforcements and composite fabrics businesses from the Saint-Gobain Group, impact of improved manufacturing productivity, a $4 million savings due to cessation of depreciation on assets held for sale related to the planned sale of the manufacturing facilities located in Battice, Belgium and Birkeland, Norway and the effect of translating earnings denominated in foreign currencies into U.S. dollars. Offsetting these gains was our inability to fully offset higher costs through higher selling prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulating Systems

The table below provides a summary of sales, earnings from continuing operations before interest and taxes, and depreciation and amortization expense for the Insulating Systems segment (in millions).

	Three Months Ended March 31,
	2008	2007
Net sales	$373	$419

% change from prior years	(11)%	(20)%
% of total reportable segment	26%	36%

Earnings before interest and taxes	$16	$53

EBIT as a % of sales	4%	13%
% of total reportable segment	26%	72%
Depreciation and amortization	$30	$30

NET SALES

Net sales for the first quarter of 2008 were $373 million, an 11% decrease from the first quarter of 2007. The decrease in new residential construction and repair and remodeling activity in the United States has had a significant impact on demand for our residential insulation products. Approximately two-thirds of this segment’s decline in sales resulted from unfavorable volume and product mix, and the remainder of the decline was due to price erosion on certain products due to competitive pressure.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

For the first quarter of 2008, earnings from continuing operations before interest and taxes decreased $37 million from 2007. Approximately one-half of the decrease is due to lower selling prices. The remainder of the decrease is owing to idle facility cost, inflation in the costs of raw materials, energy and labor and decreased sales volumes.

Roofing and Asphalt

The table below provides a summary of sales, earnings from continuing operations before interest and taxes, and depreciation and amortization expense for the Roofing and Asphalt segment (in millions).

	Three Months Ended March 31,
	2008	2007
Net sales	$306	$306

% change from prior years	0%	(34)%
% of total reportable segment	22%	26%

Loss before interest and taxes	$(17)	$(8)

EBIT as a % of sales	(6)%	(3)%
% of total reportable segment	(28)%	(11)%
Depreciation and amortization	$10	$10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

For the first quarter of 2008, net sales remained flat compared to 2007 due to stronger sales of laminate shingle products offset by a reduction in asphalt sales.

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

For the first quarter of 2008, the loss from continuing operations before interest and taxes increased $9 million from 2007. The increase in losses was owing to our inability to fully recover the impact of inflation in energy and raw materials through price.

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

	Three Months Ended March 31,
	2008	2007
Net sales	$53	$69

% change from prior years	(23)%	(21)%
% of total reportable segment	4%	6%

Earnings (loss) before interest and taxes	$(3)	$4

EBIT as a % of sales	(6)%	6%
% of total reportable segment	(5)%	5%
Depreciation and amortization	$3	$2

NET SALES

For the first quarter of 2008, net sales were $53 million, a decrease of 23% from the same period in 2007. This decrease was primarily due to declines in our Masonry Products business resulting from continued weakness in new construction and repair and remodeling markets in the United States.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

For the first quarter of 2008, the loss from continuing operations before interest and taxes was $3 million, compared to earnings from continuing operations before interest and taxes of $4 million in 2007. The $7 million change in year-over-year results was primarily due to declines in volumes and idle facility costs in Masonry Products related to the continued weakness in new construction and repair and remodeling markets in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations

Financial results and the discussion thereof for this segment have been revised due to the sale of the Siding Solutions business and our Fabwel unit during the third quarter of 2007. The loss from continuing operations has been restated for the three months ended March 31, 2007 to include corporate expenses that were previously allocated to Siding Solutions and Fabwel. These expenses totaled approximately $6 million for the three months ended March 31, 2007.

The table below provides a summary of loss from continuing operations before interest and taxes and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions).

	Three Months Ended March 31,
	2008	2007
Chapter 11-related reorganization items	$—	$(3)
Net metal lease (expense) income	(4)	1
Restructuring and other (costs) credits	(2)	2
Acquisition integration and transaction costs	(12)	(11)
Losses related to the exit of our HOMExperts service line	—	(8)
Employee emergence equity program expense	(7)	(8)
Asset impairments	(10)	—
General corporate expense	(6)	(15)

Loss from continuing operations before interest and taxes	$(41)	$(42)

Depreciation and amortization	$4	$5

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

General corporate expense for the first quarter 2008 decreased by $9 million from the corresponding period in 2007. This decline was primarily a result of the impact of fourth quarter 2007 cost savings projects and reductions in other charges to general corporate expenses.

Recent Developments

On May 1, 2008, the Company completed the divestiture of its composite manufacturing facilities located in Battice, Belgium and Birkeland, Norway for net proceeds of approximately $197 million. Assets and liabilities related to these facilities are reported as held for sale as of March 31, 2008. In the first quarter of 2008, the Company recorded an impairment loss of $10 million as cost of sales on the Consolidated Statement of Earnings (Loss) to write the property, plant and equipment of these facilities down to fair value less costs to sell.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our Revolving Credit Facility, will provide sufficient liquidity to allow our Company to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs and contractual obligations. On an ongoing basis, we will evaluate and consider repurchasing shares of our stock as well as strategic acquisitions, divestitures, joint ventures and other transactions to create value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents a summary of our cash position and flows and available credit lines (in millions):

	Three Months Ended March 31,
	2008	2007
Cash balance	$118	$93
Cash used for operating activities	$(107)	$(286)
Cash used for investing activities	$(50)	$(31)
Cash provided by (used for) financing activities	$128	$(679)
Unused committed credit lines	$648	$754

Operating activities: For the three months ended March 31, 2008, cash flow used for operations was $107 million, as compared to $286 million for the same period in 2007. The reduction in cash used for operations was primarily driven by the decrease in working capital requirements as a result of the market decline in new residential construction in the United States.

Investing activities: The increase of $19 million in our cash flow used for investing activities during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, was primarily due to proceeds received in 2007 related to the sale of an affiliate.

Financing activities: The $128 million in cash provided by financing in the three months ended March 31, 2008 was primarily used to fund our seasonal working capital build. The cash used in financing activities in the three months ended March 31, 2007 was primarily used for the payment of the $1.390 billion short term note payable to the 524(g) Trust in January 2007, offset by $600 million borrowed under the delayed-draw Senior Term Facility.

2008 Investments

Capital Expenditures: We will continue a balanced approach to the use of free cash flow. Operational cash flow will be used to fund our growth and innovation. Capital expenditures are projected to be about $325 million in 2008. We will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Share Repurchase Program: On February 21, 2007, we announced that its Board of Directors had approved a share buy-back program under which we are authorized to repurchase up to 5% of our outstanding common stock. Stock may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at our discretion. During the three months ended March 31, 2008, there were no repurchases of stock under the share repurchase program.

United States Federal Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash to the 524(g) Trust in January 2007, Owens Corning generated a significant U.S. federal tax net operating loss of approximately $3.0 billion. We project that the combined U.S. federal and state cash tax rate will be less than 2% for at least the next five to seven years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Pension contributions

We have several defined benefit pension plans. We expect to contribute approximately $80 million in cash to its pension plans during 2008. We made cash contributions of approximately $24 million to the plans during the three months ended March 31, 2008. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to us, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws and market conditions.

Derivatives

To mitigate some of the near-term volatility in our earnings and cash flows, we use derivative financial instruments to hedge certain exposures, principally energy and currency related. Our current hedging practice has been to hedge a variable percentage of certain energy and energy related exposures on a rolling forward basis up to 36 months out. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer-term exposure.

Fair Value Measurement

As of January 1, 2008 we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities and recurring nonfinancial assets and liabilities. As described more fully in Note 19, this statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The effect of the adoption of this statement was not material, resulting only in increased disclosures.

FAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Our cash equivalents and derivative assets are reported at fair value under FAS 157. Cash equivalents, by their nature, utilize Level 1 inputs in determining fair value. The Company measures the value of its natural gas hedge and foreign currency forward contracts under Level 2 inputs as defined by FAS 157. The fair value the Company’s natural gas hedges is determined by a mark to market valuation based on forward curves using observable market prices and the fair value of its foreign currency forward contracts is determined using observable market transactions in over-the-counter markets. See Note 18 for further disclosures related to SFAS 157.

Off balance sheet arrangements

We have entered into limited off balance sheet arrangements, as defined under Securities and Exchange Commission rules, in the ordinary course of business. These arrangements include guarantees with respect to unconsolidated affiliates and other entities. In addition, we have a limited amount of unrecorded contingent payment obligations under acquisition purchase agreements which are not material. There were no material changes to these arrangements in the three months ended March 31, 2008, and we do not believe these arrangements will have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. During the first three months of 2008, there were no material changes to such contractual obligations outside the ordinary course of our business.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by OSHA. In the three months ended March 31, 2008, our RIR improved approximately 52% over our December 31, 2007 rate.

ADOPTION OF NEW ACCOUNTING STANDARDS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires expanded disclosures concerning derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is in the process of evaluating the impact on disclosures of adopting this statement.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”. This statement requires that in a business combination the acquirer recognize all purchased assets and assumed liabilities at fair value, that negative goodwill due to bargain purchases be recognized as a gain in the income statement and that acquisition costs and planned restructuring costs associated with the acquisition be separately recognized. This statement is effective as of the beginning of the first annual reporting period beginning on or after December 15, 2008 and is to be applied prospectively.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FAS 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement effective as of January 1, 2008. The Company did not elect the Fair Value Option for any financial instruments; therefore there was no impact on the Company’s Consolidated Statement of Earnings (Loss) or Consolidated Balance Sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement became effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. On February 12, 2008 the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of SFAS 157. The Company adopted this statement for financial assets and financial liabilities and recurring nonfinancial assets and recurring nonfinancial liabilities as of January 1, 2008. The effect of the adoption of this statement was not material. The Company is currently in the process of evaluating the impact of adopting this pronouncement for other nonfinancial assets or liabilities.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At March 31, 2008, we had environmental remediation liabilities as a PRP at 43 sites. Our environmental liabilities at 22 of these sites will be resolved pursuant to the terms of the Plan and will be paid out of the Non-Tax Bankruptcy Reserve. At the other 21 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2008, our reserve for such liabilities was $9 million, of which $4 million is recorded in the Non-Tax Bankruptcy Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” “will,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	our legal restructuring;

•	competitive factors;

•	pricing pressures;

•	availability and cost of energy and materials;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	our ability to utilize our net operating loss carryforwards;

•	construction activity;

•	interest rate movements;

•	issues involving implementation of new business systems;

•	issues involving implementation of acquisitions/divestitures/ventures;

•	achievement of expected synergies, cost reductions and/or productivity improvements;

•	general economic and political conditions, including new legislation;

•	overall global economic environment;

•	foreign exchange fluctuations;

•	the success of research and development activities;

•	weather conditions;

•	difficulties or delays in manufacturing; and

•	labor disputes.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to the Company’s 2007 annual report on Form 10-K for the Company’s quantitative and qualitative disclosures about market risk.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”) and (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 excluded the reinforcements and composite fabrics businesses that the Company recently acquired from the Saint-Gobain Group as permitted by SEC guidelines during the first year of an acquisition. There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Securities and Certain Other Litigation

On September 1, 2006, various members of OCD’s Investment Review Committee were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor OCD is named in the lawsuit but such individuals would have a contingent indemnification claim against OCD. The suit, brought by former employees of OCD, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in an OCD company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. The court ordered limited discovery, the parties filed written argument and a hearing on the Motion was held on January 18, 2008. On March 31, 2008, the court denied the Company’s Motion for Summary Judgment. On April 15, 2008, the Company filed a Motion for Reconsideration. The court has entered a scheduling order under which the plaintiffs filed a Motion for Class Certification on May 2, 2008. The trial is scheduled for September 2009.

Certain of the defendants in the lawsuit described above are officers or directors of the Company.

ITEM 1A.    RISK FACTORS

The following risk factors supersede and replace in their entirety the risk factors contained in our prior Exchange Act filings with the Securities and Exchange Commission. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

Low levels of residential and commercial construction activity or general business conditions could materially negatively impact our business and results of operations.

Construction activity has historically been cyclical and is influenced by prevailing economic conditions, including the level of interest rates and availability of financing. A portion of our products are used in the residential and commercial construction, repair and improvement markets, and demand for certain of our products is affected in part by the level of new residential construction, although typically a number of months after the change in the level of construction. While the Company does have certain businesses and products that are not as highly correlated with new residential construction, we cannot be certain that the revenue and income from these businesses would mitigate any decline in our results due to low levels of residential housing construction activity. Other factors that may affect our business include employment levels, inflation, consumer confidence, demographic shifts, consumer income, and changes in federal, state and local government spending.

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

ITEM 1A.	RISK FACTORS (continued)

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

Our business relies heavily on certain commodities and raw materials used in our manufacturing processes. Additionally, we spend a significant amount on inputs and services that are influenced by energy prices, such as natural gas, asphalt, a large number of chemicals and resins and transportation costs. Price increases for these inputs could raise costs and reduce our margins if we are not able to offset them by increasing the prices of our products, improving productivity or by hedging where appropriate. Availability of certain of the raw materials we use has, from time to time, been limited, and our sourcing of some of these raw materials from a limited number of suppliers, and in some cases a sole supplier, increases the risk of unavailability. Despite our contractual supply agreements with many of our suppliers, it is still possible that we could experience a lack of certain raw materials which could limit our ability to produce our products, thereby adversely affecting our business, financial condition and results of operations.

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

Our efforts to mitigate our exposure to metals lease cost and availability risks may be unsuccessful.

The Company uses certain precious metals in its production tooling. A portion of the precious metals utilized in the reinforcements and composite fabrics businesses acquired from Saint-Gobain on November 1, 2007 is leased. Metal leases typically have terms varying from one month to two years and, accordingly, the financial costs of leasing are a function of the contracted financial cost at the time leases are renewed and the term of the leases. The spot and forward prices of precious metals can vary significantly, sometimes over short periods of time, and can have a significant impact on lease rates. As a result, financial lease costs can be subject to significant volatility. As an example, prices for one of the precious metals that we use increased by over 150% during the five year period ended December 31, 2007.

ITEM 1A.	RISK FACTORS (continued)

We are also exposed to the risk that there may not be sufficient quantities of precious metals available in the market for leasing to support our requirements at any time.

We attempt to mitigate the lease cost and availability risks by staggering the renewals of leases over time and by managing operations to maintain flexibility in usage requirements. The Company also retains the ability to purchase precious metals and to utilize forward financial contracts or options to further mitigate these risks. If our efforts to mitigate these risks are unsuccessful, our metals lease or other costs could increase and our business, results of operations and financial condition could be adversely impacted.

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

The company’s income tax net operating loss carryforwards may be limited and our results of operations may be adversely impacted.

The Company has substantial deferred tax assets related to net operating losses (NOLs) for United States federal and state income tax purposes, which are available to offset future taxable income. As a result, the Company projects that the U.S. cash tax rate will be less than 2% for at least the next five to seven years. However, the Company’s ability to utilize the NOLs may be limited as a result of certain events, such as insufficient future taxable income prior to expiration of the NOLs or annual limits imposed under Section 382 of the Internal Revenue Code, or by state law, as a result of a change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Such limitations may cause the Company to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to such limitations. Should the Company determine that it is likely that its recorded NOLs benefits are not realizable, the Company would be required to reduce the NOL tax benefits reflected on its financial statements to the net realizable amount by establishing a valuation reserve and recording a corresponding charge to current earnings. If the Company is required to establish a valuation reserve, recording the corresponding charge to current earnings would have an adverse effect on the Company’s financial condition and results of operations in the period in which it is recorded.

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

We are subject to risks associated with our international operations.

We sell products and operate plants throughout the world. Our international sales and operations are subject to risks and uncertainties, including:

•	possible government legislation;

•	difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

ITEM 1A.	RISK FACTORS (continued)

•	unexpected changes in regulatory environments;

•	economic and political conditions;

•	tax rates that may exceed those in the United States;

•	tax inefficiencies and currency exchange controls that may adversely affect our ability to repatriate cash from non-United States subsidiaries;

•	the imposition of tariffs or other import or export restrictions;

•	costs and availability of shipping and transportation;

•	nationalization of properties by foreign governments; and

•	currency exchange rate fluctuations between the United States dollar and foreign currencies.

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

ITEM 1A.	RISK FACTORS (continued)

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

We are subject to litigation in the ordinary course of business and uninsured judgments or a rise in insurance premiums may adversely impact our results of operations.

In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all. If any significant accident, judgment, claim or other event is not fully insured or indemnified against, it could have a material adverse effect on our business, financial condition and results of operations. We cannot assure that the outcome of all current or future litigation will not have a material adverse effect on the Company and its results of operations.

We depend on our senior management team and other skilled and experienced personnel to operate our business effectively, and the loss of any of these individuals could adversely affect our business and our future financial condition or results of operations.

We are highly dependent on the skills and experience of our senior management team and other skilled and experienced personnel. These individuals possess sales, marketing, manufacturing, logistical, financial and administrative skills that are important to the operation of our business. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy and could adversely affect our business and our future financial condition or results of operations. We cannot assure that we will be able to retain all of our existing senior management personnel or to attract additional qualified personnel when needed.

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

Our degree of leverage could have important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations could be dedicated to the payment of principal and interest on our indebtedness and may not be available for other business purposes;

•	certain of our borrowings, including borrowings under our senior credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	if due to liquidity needs we must replace any borrowings upon maturity, we will be exposed to the risk that we will be unable to do so as the result of market, operational or other factors.

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

In addition, the credit agreement governing our Credit Facilities and the indenture governing our Senior Notes contain various covenants that impose significant operating and financial restrictions on us and/or our subsidiaries.

Downgrades of our credit ratings could adversely affect us.

In February 2008, Moody’s Investors Service downgraded our debt rating. Any further downgrade in our debt rating will result in increased interest and other expenses on our existing variable interest rate debt, and could result in increased interest and other financing expenses on future borrowings. Downgrades in our debt rating could also restrict our ability to obtain additional financing on satisfactory terms. Additionally, downgrades could affect the value and marketability of our outstanding notes.

We will not be insured against all potential losses and could be seriously harmed by natural disasters, catastrophes or sabotage.

Many of our business activities involve substantial investments in manufacturing facilities and many products are produced at a limited number of locations. These facilities could be materially damaged by natural disasters such

ITEM 1A.	RISK FACTORS (continued)

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

ITEM 1A.	RISK FACTORS (continued)

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2008	—		$—	—	6,537,292
February 1-29, 2008	—		—	—	6,537,292
March 1-31, 2008	9,244	*	16.835	—	6,537,292

Total	9,244		$16.835	—

*	The Company withholds shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees. During the first quarter, 9,244 shares were withheld.
**	On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

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

No matter was submitted to a vote of security holders during the quarter ended March 31, 2008.

ITEM 5.    OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.    EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	May 7, 2008	By:	/s/ Duncan J. Palmer
Duncan J. Palmer
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	May 7, 2008	By:	/s/ Mark W. Mayer
Mark W. Mayer
Vice President and
Chief Accounting Officer

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