Form 10-Q/A
period 2008-03-31
Owens Corning
filed 2008-05-28
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 5, 2008, 131,692,223 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

Owens Corning’s Form 10-Q for the quarter ended March 31, 2008, filed on May 7, 2008, is hereby amended by amending the cover page to read as set forth above. This amendment corrects a clerical error which resulted in the omission of the number of shares of common stock outstanding.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date: May 28, 2008	By:	/s/ Duncan J. Palmer
Duncan J. Palmer
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)