Form 10-Q
period 2008-06-30
Owens Corning
filed 2008-07-30
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of July 25, 2008, 129,423,970 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

(i)

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET SALES	$1,574	$1,282	$2,927	$2,406
COST OF SALES	1,327	1,044	2,488	1,981

Gross margin	247	238	439	425
OPERATING EXPENSES
Marketing and administrative expenses	165	136	307	263
Science and technology expenses	17	16	36	31
Restructuring costs (credits)	4	—	6	(2)
Chapter 11-related reorganization items	—	—	—	3
Employee emergence equity program expense	7	12	14	20
(Gain) loss on sale of fixed assets and other	(10)	(2)	(7)	2

Total operating expenses	183	162	356	317

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	64	76	83	108
Interest expense, net	29	31	61	63

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	35	45	22	45
Income tax expense	2	14	4	14

EARNINGS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	33	31	18	31
Minority interest and equity in net earnings (loss) of affiliates	(2)	(2)	(2)	(2)

EARNINGS FROM CONTINUING OPERATIONS	31	29	16	29
Earnings from discontinued operations, net of tax of $2 million for each of the three months and six months ended June 30, 2007	—	—	—	1

NET EARNINGS	$31	$29	$16	$30

BASIC EARNINGS PER COMMON SHARE
Earnings from continuing operations	$0.24	$0.23	$0.12	$0.23
Earnings from discontinued operations	—	—	—	—

Basic net earnings per common share	$0.24	$0.23	$0.12	$0.23

DILUTED EARNINGS PER COMMON SHARE
Earnings from continuing operations	$0.24	$0.22	$0.12	$0.22
Earnings from discontinued operations	—	—	—	0.01

Diluted net earnings per common share	$0.24	$0.22	$0.12	$0.23

WEIGHTED AVERAGE COMMON SHARES
Basic	128.9	128.3	128.8	128.3
Diluted	130.4	129.4	129.8	129.3

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$121	$135
Receivables, less allowances of $24 million in 2008 and $23 million in 2007	957	721
Inventories	823	821
Restricted cash – disputed distribution reserve	31	33
Assets held for sale – current	6	53
Other current assets	141	89

Total current assets	2,079	1,852
Property, plant and equipment, net	2,804	2,772
Goodwill	1,175	1,174
Intangible assets	1,210	1,210
Deferred income taxes	504	487
Assets held for sale – non-current	8	178
Other non-current assets	238	199

TOTAL ASSETS	$8,018	$7,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,184	$1,137
Accrued interest	11	12
Short-term debt	44	47
Long-term debt – current portion	7	10
Liabilities held for sale – current	—	40

Total current liabilities	1,246	1,246
Long-term debt, net of current portion	2,049	1,993
Pension plan liability	117	146
Other employee benefits liability	293	293
Liabilities held for sale – non-current	—	8
Other liabilities	215	161
Commitments and contingencies (Note 13)
Minority interest	44	37
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share
10 million shares authorized; none issued or outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, par value $0.01 per share
400 million shares authorized; 131.7 million and 130.8 million issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1	1
Additional paid in capital	3,807	3,784
Accumulated earnings	47	31
Accumulated other comprehensive earnings	224	173
Cost of common stock in treasury; 1.0 million shares at June 30, 2008	(25)	(1)

Total stockholders’ equity	4,054	3,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,018	$7,872

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2008	2007
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings	$16	$30
Adjustments to reconcile net earnings to cash used for operating activities:
Depreciation and amortization	156	158
Gain on sale of businesses and fixed assets	(22)	(1)
Impairment of fixed and intangible assets	11	11
Deferred income taxes	(26)	(8)
Provision for pension and other employee benefits liabilities	22	21
Employee emergence equity program expense	14	20
Stock-based compensation expense	11	6
Decrease in restricted cash – disputed distribution reserve	2	20
Payments related to Chapter 11 filings	(3)	(16)
Increase in receivables	(246)	(215)
Increase in inventories	(12)	(80)
Increase in prepaid and other assets	(14)	—
Increase (decrease) in accounts payable and accrued liabilities	13	(121)
Pension fund contribution	(37)	(57)
Payments for other employee benefits liabilities	(14)	(15)
Other	4	5

Net cash flow used for operating activities	(125)	(242)

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	(147)	(111)
Investment in subsidiaries and affiliates, net of cash acquired	—	(29)
Proceeds from the sale of assets or affiliates	225	12

Net cash flow provided by (used for) investing activities	78	(128)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from long-term debt	12	609
Payments on long-term debt	(6)	(66)
Proceeds from revolving credit facility	275	383
Payments on revolving credit facility	(230)	(118)
Payment of note payable to 524(g) Trust	—	(1,390)
Net decrease in short-term debt	(5)	(4)
Purchases of treasury stock	(19)	—

Net cash flow provided by (used for) financing activities	27	(586)

Effect of exchange rate changes on cash	6	2

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14)	(954)
Cash and cash equivalents at beginning of period	135	1,089

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121	$135

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    GENERAL

Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) was initially formed on July 21, 2006 as a wholly-owned subsidiary of Owens Corning Sales, LLC (formerly known as Owens Corning “OCD”) and did not conduct significant operations prior to October 31, 2006 (the “Effective Date”), when OCD and 17 of its subsidiaries (collectively, the “Debtors”) emerged from Chapter 11 bankruptcy proceedings as described more fully in Note 20. As part of a restructuring that was conducted in connection with the Debtors’ emergence from bankruptcy, on October 31, 2006, Owens Corning became a holding company and the ultimate parent company of OCD and the other Owens Corning companies.

Unless the context requires otherwise, the terms “Owens Corning”, “Company”, “we” and “our” in this report refer to Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) and its subsidiaries.

The Consolidated Financial Statements included in this Report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair presentation of the results for the periods indicated, which, however, are not necessarily indicative of results that may be expected for the full year. The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain reclassifications have been made to the periods presented for 2007 to conform to the classifications used in the periods presented for 2008.

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

In the third quarter of 2007, the Company divested its Siding Solutions business, a component of its Other Building Materials and Services segment, and its Fabwel unit, a component of its Composite Solutions segment. See Note 7 for a detailed discussion of these transactions. The impact of these transactions has been segregated from the continuing operations of the Company and reclassified into discontinued operations in the Consolidated Statements of Earnings for all prior periods presented in this Report. The prior period Statement of Cash Flow has not been recast.

In connection with the Consolidated Financial Statements and Notes included in this Report, reference is made to the Consolidated Financial Statements and Notes thereto contained in the Company’s 2007 annual report on Form 10-K, as filed with the Securities and Exchange Commission.

2.    SEGMENT DATA

The Company discloses its segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s business operations fall within two general product categories, composites systems and building materials. There is one reportable segment in the composites systems product category: Composite Solutions, and there are three reportable segments in the building materials product category: (1) Insulating Systems; (2) Roofing and Asphalt; and (3) Other Building Materials and Services. Accounting policies for the segments are the same as those for the Company.

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

The Company’s four reportable segments are defined as follows:

Composite Solutions

Manufactures, fabricates and sells glass fiber reinforcements, mat, veil and specialized products worldwide that are used in a wide variety of composite material systems. Primary end uses are in the automotive and transportation, construction and infrastructure, consumer electronics, wind-energy, marine and aerospace and defense markets.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.    SEGMENT DATA (continued)

NET SALES

The following table summarizes our net sales by segment and geographic region for the three months and six months ended June 30, 2008 and 2007 (in millions). External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Reportable Segments

Composite Solutions	$660	$389	$1,326	$755
Insulating Systems	413	441	786	860
Roofing and Asphalt	475	414	781	720
Other Building Materials and Services	69	87	122	156

Total reportable segments	1,617	1,331	3,015	2,491
Corporate eliminations (1)	(43)	(49)	(88)	(85)

Consolidated net sales	$1,574	$1,282	$2,927	$2,406

External Customer Sales by Geographic Region

United States	$945	$935	$1,716	$1,756
Europe	385	131	690	253
Canada and other	244	216	521	397

NET SALES	$1,574	$1,282	$2,927	$2,406

(1)	Included in corporate eliminations are inter-segment sales, primarily from the Composite Solutions segment to the Roofing and Asphalt segment. Those eliminations were approximately $35 million and $32 million in the three months ended June 30, 2008 and 2007, respectively, and approximately $69 million and $62 million in the six months ended June 30, 2008 and 2007, respectively. The remaining inter-segment sales eliminations are not material to any other segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.    SEGMENT DATA (continued)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

Earnings (loss) from continuing operations before interest and taxes by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in earnings (loss) from continuing operations before interest and taxes for our reportable segments. The following table summarizes our reportable segment earnings (loss) before interest and taxes as well as the reconciliation to consolidated earnings from continuing operations before interest and taxes for the three months and six months ended June 30, 2008 and 2007, respectively (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Reportable Segments

Composite Solutions	$71	$26	$135	$51
Insulating Systems	7	42	23	95
Roofing and Asphalt	37	29	20	21
Other Building Materials and Services	(5)	7	(8)	11

Total reportable segments	$110	$104	$170	$178

Reconciliation to Consolidated Earnings Before Interest and Taxes

Chapter 11-related reorganization items	$—	$—	$—	$(3)
Net precious metal lease (expense) income	(2)	2	(6)	3
Restructuring and other (costs) credits	(4)	—	(6)	2
Acquisition integration and transaction costs	(20)	(7)	(32)	(18)
Gains (losses) on sales of assets and other	20	1	20	(7)
Employee emergence equity program expense	(7)	(12)	(14)	(20)
Asset impairments	—	—	(10)	—
General corporate expense	(33)	(12)	(39)	(27)

CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	$64	$76	$83	$108

3.    INVENTORIES

Inventories are summarized as follows (in millions):

	June 30, 2008	December 31, 2007
Finished goods	$565	$578
Materials and supplies	234	207

FIFO inventory	799	785
LIFO adjustment	24	36

Total inventories	$823	$821

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

	June 30, 2008
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	18	$176	$(17)	$159
Technology	19	212	(27)	185
Franchise and other agreements	14	32	(4)	28
Non-amortizable intangible assets:
Trademarks		838	—	838

Total intangible assets		$1,258	$(48)	$1,210

Goodwill		$1,175

	December 31, 2007
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	18	$173	$(10)	$163
Technology	19	201	(21)	180
Franchise and other agreements	14	32	(3)	29
In-process research and development		1	(1)	—
Non-amortizable intangible assets:
Trademarks		838	—	838

Total intangible assets		$1,245	$(35)	$1,210

Goodwill		$1,174

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Other Intangible Assets

The Company expects the amortization expense for amortizable intangible assets to be approximately $21 million in each of the next five fiscal years.

Goodwill

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composite Solutions	Insulating Systems	Roofing & Asphalt	Other Building Materials & Services	Total
Balance as of December 31, 2007	$78	$821	$222	$53	$1,174
Income tax adjustments	—	1	—	—	1

Balance as of June 30, 2008	$78	$822	$222	$53	$1,175

The Company tests goodwill and indefinite lived intangible assets for impairment during the fourth quarter of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” No testing was deemed necessary during the six months ended June  30, 2008.

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	June 30, 2008	December 31, 2007
Land	$248	$243
Buildings and leasehold improvements	556	537
Machinery and equipment	2,294	2,156
Construction in progress	169	131

	3,267	3,067
Accumulated depreciation	(463)	(295)

Property, plant and equipment, net	$2,804	$2,772

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

The Company is in the process of completing valuations of certain assets; thus, the allocation of the purchase price is subject to refinement. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

November 1, 2007
Cash	$56
Current assets	452
Other assets	8
Intangible assets	10
Property, plant and equipment, net	502

Total assets acquired	1,028

Current liabilities	265
Short-term debt	45
Long-term debt, current portion	3
Long-term debt	3
Pensions, OPEB and other	52

Total liabilities assumed	368
Minority interest	8

Net assets acquired	$652

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7.    DIVESTITURES

On May 1, 2008 the Company completed the sale of two composite manufacturing plants in Battice, Belguim and Birkeland, Norway for $192 million of net cash proceeds plus the assumption of certain liabilities by the purchaser. A $10 million impairment charge was recorded in the first quarter of 2008 as cost of sales on the Consolidated Statement of Earnings to write the property, plant and equipment of these facilities down to fair value less costs to sell. In the second quarter of 2008, the Company realized an additional loss of $1 million on the sale of these facilities which is included in the caption (gain) loss on sale of fixed assets and other on the Consolidated Statement of Earnings. These amounts are subject to post-closing adjustments. The sale of the two facilities completed required European Regulatory remedies associated with the Company’s acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses on November 1, 2007.

In August 2007, the Company completed the sale of its Siding Solutions business, a component of its Other Building Materials and Services segment, for net proceeds of approximately $368 million. The sale was a result of the Company’s strategic review of this business. In the third and fourth quarters of 2007, the Company recognized a combined pretax gain of approximately $115 million on the sale, which was inclusive of a purchase price adjustment related to working capital. The divested business included the Norandex/Reynolds distribution business and three siding manufacturing facilities. The results of operations for the Siding Solutions business are reported within discontinued operations in the Consolidated Statements of Earnings. The prior period Consolidated Statement of Cash Flows has not been recast.

Operating results of the Siding Solutions business were as follows for the three and six months ended June 30, 2007 (in millions). There were no operations during 2008.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net sales	$216	$379
Earnings from discontinued operations	$10	$11
Income tax expense	5	5

Earnings from discontinued operations, net of taxes	$5	$6

In September 2007, the Company completed the sale of its Fabwel unit, a component of its Composite Solutions segment, for net proceeds of approximately $57 million, which was inclusive of an estimated contingent liability. The sale was a result of the Company’s strategic review of this business. In the third quarter of 2007, the Company recognized a pretax loss of $15 million on the sale. The results of operations for the Fabwel unit are reported within discontinued operations in the accompanying Consolidated Statements of Earnings. The prior period Consolidated Statement of Cash Flows has not been recast.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7.    DIVESTITURES (continued)

Operating results of the Fabwel unit were as follows for the three and six months ended June 30, 2007 (in millions). There were no operations during 2008.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net sales	$36	$73
Earnings from discontinued operations	$(8)	$(8)
Income tax benefit	(3)	(3)

Loss from discontinued operations, net of taxes	$(5)	$(5)

In the first quarter of 2007, the Company sold its remaining 40% ownership interest in Owens Corning South Africa (Pty) Ltd, for $12 million.

8.    ASSETS AND LIABILITIES HELD FOR SALE

The Company completed its sale of its composite manufacturing facilities located in Battice, Belgium and Birkeland, Norway on May 1, 2008. The assets and liabilities of these facilities were classified as held for sale beginning in the third quarter of 2007 and were included in the Company’s Composite Solutions segment. See Note 7 for additional information regarding the sale of these facilities.

In the fourth quarter of 2007 and throughout the first half of 2008, the Company committed to plans to sell the assets of certain manufacturing facilities as part of its restructuring plans described in Note 10. Certain of these assets have been divested during the first half of 2008, and sales of the assets at the remaining facilities are expected to close during 2008.

As of June 30, 2008 and December 31, 2007 the assets and liabilities held for sale consist of the following (in millions):

	June 30, 2008	December 31, 2007
Current assets
Receivables, net	$4	$22
Inventories	2	31

Total current assets	6	53
Property, plant and equipment, net	8	178

Total assets	$14	$231

Accounts payable and accrued liabilities	$—	$40

Total current liabilities	—	40
Other long-term liabilities	—	8

Total liabilities	$—	$48

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.    WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities is as follows (in millions):

For the Six Months Ended June 30, 2008
Beginning balance	$33
Amounts accrued for current year	6
Settlements of warranty claims	(6)

Ending balance	$33

10.    RESTRUCTURING OF OPERATIONS AND OTHER COSTS (CREDITS)

2007 Restructuring Plan

As a result of evaluating market conditions, actions were taken in the fourth quarter of 2007 to close certain facilities and reduce operating costs. During the three months and six months ended June 30, 2008 the Company recorded $4 million and $6 million, respectively, of restructuring charges related to these actions. The Company anticipates an additional $4 million in restructuring cost to be incurred throughout the remainder of 2008, and that payments related to these activities will continue into 2009.

Corporate

In the fourth quarter of 2007, the Company’s actions resulted in $7 million in restructuring charges related to severance costs for approximately 60 corporate positions and equity awards costs for all employees terminated as part of the restructuring plan. No additional charges were incurred in the six months ended June 30, 2008.

Composite Solutions

In the fourth quarter of 2007, the Company’s actions resulted in $10 million in restructuring and other charges, comprised of $7 million in restructuring charges related to severance costs associated with the elimination of approximately 240 positions and $3 million in other charges related to impairment of fixed assets. No additional charges were incurred in the six months ended June 30, 2008.

Insulating Systems

In the fourth quarter of 2007, the Company’s actions resulted in $20 million in restructuring and other charges, comprised of $7 million in restructuring charges related to severance costs associated with the elimination of approximately 230 positions due to work force reduction and plant closures and $13 million in other charges related to accelerated depreciation of fixed assets to be abandoned associated with the plant closures and capacity reductions. Additional restructuring charges of $4 million were incurred in the three months ended June 30, 2008, for a total of $5 million incurred in the six months ended June 30, 2008, related to severance costs associated with these actions.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.    RESTRUCTURING OF OPERATIONS AND OTHER COSTS (CREDITS) (continued)

Roofing and Asphalt

In the fourth quarter of 2007, the Company’s actions resulted in $10 million in restructuring and other charges, comprised of $4 million in restructuring charges and $6 million in other charges. The $4 million in restructuring charges is comprised of $3 million related to severance costs associated with the elimination of approximately 80 positions due to work force reduction and plant closures and $1 million associated with the termination of a contract. The $6 million in other charges consisted of $5 million of accelerated depreciation of fixed assets to be abandoned and a $1 million impairment of fixed assets associated with a plant closure. No additional charges were incurred in the six months ended June 30, 2008.

Other Building Materials and Services

In the fourth quarter of 2007, the Company’s actions resulted in $10 million in restructuring and other charges, comprised of $6 million in restructuring charges and $4 million in other charges. The $6 million in restructuring charges is comprised of $2 million of severance costs associated with the elimination of approximately 130 positions due to reduction in work force and plant closures and $4 million associated with the termination of a contract. The $4 million in other charges consisted of $3 million of accelerated depreciation of fixed assets to be abandoned and a $1 million write-off of inventory due to plant closures. No additional restructuring charges were incurred in the three months ended June 30, 2008, for a total of $1 million incurred in the six months ended June 30, 2008, related to other costs associated with these actions.

The following table summarizes the status of the liabilities from the Company’s restructuring actions (in millions):

	Beginning Balance December 31, 2007	Accruals	Payments	Ending Balance June 30, 2008	Cumulative Charges Incurred
Severance	$22	$5	$(15)	$12	$31
Contract termination	4	—	(4)	—	5
Other	—	1	—	1	1

Total	$26	$6	$(19)	$13	$37

2006 Restructuring Plan

In the first half of 2007, the Company recorded a credit of $2 million related to a change in estimate of its 2006 restructuring actions.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.    DEBT

Details of our outstanding long-term debt at June 30, 2008 and December 31, 2007 are as follows (in millions):

	June 30, 2008	December 31, 2007
6.50% Senior Notes, net of discount, due 2016	$648	$648
7.00% Senior Notes, net of discount, due 2036	539	539
Senior term loan, maturing in 2011	600	600
Revolving credit facility, maturing in 2011	185	140
Various capital leases, due through and beyond 2050	47	47
Other floating rate debt, maturing through 2017	27	20
Other fixed rate debt, with maturities up to 2022, at rates from 0% to 11.0%	10	9

Total long-term debt	2,056	2,003
Less – current portion	7	10

Long-term debt, net of current portion	$2,049	$1,993

Senior Notes

We issued $1.2 billion of senior notes (collectively, the “Senior Notes”) concurrently with the Debtors’ emergence from bankruptcy on the Effective Date. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.

The Senior Notes were initially offered and sold to qualified institutional buyers in reliance on Rule 144A of the Securities Act. In June 2007, we completed an exchange offer pursuant to which all of the initial notes were exchanged for notes registered under the Securities Act of 1933.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.    DEBT (continued)

Senior Credit Facilities

On October 31, 2006, the Company entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and various lenders, which are parties thereto. The Credit Agreement created two credit facilities (the “Senior Credit Facilities”), consisting of:

•	a $1.0 billion multi-currency senior revolving credit facility; and

•	a $600 million delayed-draw senior term loan facility.

The Senior Credit Facilities each have a five-year maturity. Proceeds from the revolving credit facility are available for general working capital needs and for other general corporate purposes. The revolving credit facility is comprised of a U.S. facility, a Canadian facility and a European facility. The Credit Agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates.

Any obligations under the Senior Credit Facilities are unconditionally and irrevocably guaranteed by the Company’s current and future material wholly-owned United States subsidiaries. The Company had $67 million and $85 million of letters of credit outstanding under the revolving credit facility at June 30, 2008 and December 31, 2007, respectively.

The Credit Agreement also requires payment to the lenders of a commitment fee based on the average daily unused commitments under the Senior Credit Facilities at rates based upon the applicable corporate credit ratings of the Company. Voluntary prepayments of the loans and voluntary reductions of the unutilized portion of the commitments under the Senior Credit Facilities are permissible without penalty, subject to certain conditions.

The Credit Agreement contains financial, affirmative and negative covenants that we believe are usual and customary for a senior unsecured credit agreement.

Short-Term Debt

At June 30, 2008, and December 31, 2007, short-term borrowings were $44 million and $47 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 6.01% and 5.3% at June 30, 2008 and December  31, 2007, respectively.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following tables provide information regarding pension expense recognized during the periods indicated (in millions):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost

Service cost	$5	$1	$6	$6	$2	$8
Interest cost	15	7	22	14	6	20
Expected return on plan assets	(18)	(8)	(26)	(17)	(7)	(24)

Net periodic pension cost	$2	$—	$2	$3	$1	$4

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost

Service cost	$10	$3	$13	$12	$4	$16
Interest cost	30	14	44	28	12	40
Expected return on plan assets	(36)	(16)	(52)	(34)	(14)	(48)

Net periodic pension cost	$4	$1	$5	$6	$2	$8

Owens Corning expects to contribute approximately $57 million in cash to the U.S. pension plans and approximately $18 million in cash to the non-U.S. pension plans during 2008. The Company made cash contributions of approximately $37 million to the plans during the six months ended June 30, 2008.

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

The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. Plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$2	$2
Interest cost	4	4	8	9

Net periodic benefit cost	$5	$5	$10	$11

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.    CONTINGENT LIABILITIES AND OTHER MATTERS

Bankruptcy-Related Matters

In connection with the Debtors’ emergence from Chapter 11 bankruptcy proceedings, the Company established a Disputed Distribution Reserve (as defined in the Plan) funded in the initial amount of approximately $85 million for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date. The remaining reserve, in the amount of $31 million, is reflected as restricted cash on the Consolidated Balance Sheet as of June 30, 2008. See Note 20 to the Consolidated Financial Statements for a discussion of certain other bankruptcy-related matters.

Securities and Certain Other Litigation

On September 1, 2006, various members of OCD’s Investment Review Committee were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor OCD is named in the lawsuit but such individuals would have a contingent indemnification claim against OCD. The suit, brought by former employees of OCD, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in an OCD company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the Company’s Motion for Summary Judgment. On April 15, 2008, the Company filed a Motion for Reconsideration, which is still pending. The court has entered a scheduling order under which the plaintiffs filed a Motion for Class Certification on May 2, 2008. The Motion for Class Certification is still pending. A settlement conference was conducted by the court on June 25, 2008. The parties were unable to reach an agreement on settlement. The parties are currently conducting discovery. The trial is scheduled for September 2009.

Environmental Liabilities

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At June 30, 2008, we had environmental remediation liabilities as a PRP at 40 sites. Our environmental liabilities at 20 of these sites will be resolved pursuant to the terms of the Debtors’ Plan of Reorganization and will be paid out of the Non-Tax Bankruptcy Reserve described in Note 20. At the other 20 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2008, our reserve for such liabilities was $9 million, of which $4 million is recorded in the Non-Tax Bankruptcy Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.    STOCK COMPENSATION

2006 Stock Plan

In conjunction with the confirmation of the Debtors’ Plan of Reorganization, the Company’s 2006 Stock Plan was approved by the United States Bankruptcy Court for the District of Delaware. In accordance with Section 303 of the Delaware General Corporation Law, such approval constituted stockholder approval of the 2006 Stock Plan. The 2006 Stock Plan became effective on October 31, 2006, the date that the Debtors emerged from Chapter 11 Bankruptcy. In December 2007, the stockholders approved the Owens Corning 2006 Stock Plan, as amended and restated (“2006 Stock Plan”).

The 2006 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards to be made pursuant to the plan. Upon the Debtors’ emergence from Chapter 11 the Company made a one-time emergence equity grant of stock options and restricted stock to all employees. At June 30, 2008, the maximum number of shares remaining available under the 2006 Stock Plan for all stock awards was 5,797,205.

Stock Options

The Company has granted stock options under its employee emergence equity program and its executive compensation programs. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. No stock options were exercised or granted during the six months ended June 30, 2008 or 2007.

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

The following table summarizes our share option activity during the six months ended June 30, 2008:

	Six Months Ended June 30, 2008
	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2007	2,163,170	$29.90
Options granted	—	—
Options exercised	—	—
Options forfeited	(33,800)	$30.00

Outstanding at June 30, 2008	2,129,370	$29.90

The following table summarizes information about options outstanding and exercisable at June 30, 2008:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Options Exercisable	Weighted- Average Exercise Price
Range of Exercise Prices		Remaining Contractual Life	Exercise Price
$26.99 – $30.00	2,129,370	8.36	$29.90	—	$—

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.    STOCK COMPENSATION (continued)

During the six months ended June 30, 2008 and 2007, the Company recognized expense of $3 million and $5 million, respectively, related to the Company’s stock options, which was recorded under the caption employee emergence equity program on the Consolidated Statements of Earnings. As of June 30, 2008 and 2007, there was $7 million and $14 million, respectively, of total unrecognized compensation cost related to stock options awards. The total aggregate intrinsic value of options outstanding as of June 30, 2008 and 2007 was less than $1 million and $8 million, respectively.

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

The Company has granted restricted stock awards under its CEO appointment program in which the restricted stock awards vest solely upon fulfilling a market condition. The market condition allows for 20 percent of the total granted shares to vest on the day the Company’s stock price closes at or above each of five specified closing prices. The Company calculated the grant-date fair values, and derived service periods for each of the required closing price market conditions, using the Monte Carlo valuation model. Compensation expense for each stock price specified by the market condition is measured based on the individual grant-date fair values on a straight-line basis over the calculated derived service period. The program’s derived service periods expire over various periods ending in 2011.

A summary of the status of the Company’s plans that had restricted stock issued as of June 30, 2008 and changes during the six months ended June 30, 2008 are presented below. The weighted-average grant-date fair value of the restricted stock granted during the six months ended June 30, 2007 was $33.27.

	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2007	3,367,282	$29.57
Granted	689,981	$19.80
Vested	(31,500)	$17.46
Forfeited	(66,566)	$30.49

Outstanding at June 30, 2008	3,959,197	$27.95

During each the six months ended June 30, 2008 and 2007, the Company recognized expense of $17 million related to the Company’s restricted stock awards, of which $11 million and $15 million was recorded under the caption employee emergence equity program on the Consolidated Statements of Earnings. As of June 30, 2008 and 2007, there was $40 million and $57 million, respectively, of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted average period of 1.62 years and 2.38 years, respectively. The total fair value of shares vested during the six months ended June 30, 2008 and 2007 was less than $1 million and $7 million, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.    STOCK COMPENSATION (continued)

Performance Stock Awards and Performance Stock Units

The Company has granted performance stock awards and performance stock units as a part of its LTIP. In each the first quarter of 2008 and the second quarter of 2007, the Company granted performance stock, of which fifty percent will be settled in stock and fifty percent will be settled in cash. The amount of the performance stock is contingent on meeting various company-wide performance goals, including cumulative earnings per share. Compensation expense for performance stock settled in stock is measured based on the market price of the stock on the date of grant and is recognized on a straight-line basis over the vesting period. Compensation expense for performance stock settled in cash is measured based on the market price of the stock at the end of each quarter and is recognized on a straight-line basis over the vesting period.

The initial valuation of all performance stock granted assumes that performance goals will be achieved. This assumption is monitored each quarter and if it becomes probable that such goals will not be achieved or will be exceeded, compensation cost recognized will be adjusted and previous surplus compensation cost recognized will be reversed or additional cost will be recognized. This assumption was adjusted during the three months ended June 30, 2008 as the Company now expects a higher level of achievement toward its company-wide performance goals than was previously provided for as performance-based compensation expense. These grants are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination over various periods ending in 2010.

A summary of the status of the Company’s plans that had performance stock issued as of June 30, 2008, and changes during the six months ended June 30, 2008, are presented below.

	Six Months Ended June 30, 2008
	Number of Shares	Weighted- Average Grant- Date Fair Value
Outstanding at December 31, 2007	123,562	$27.14
Granted	573,312	$19.91
Vested	—	—
Forfeited	(17,246)	$28.03

Outstanding at June 30, 2008	679,628	$22.45

During the six months ended June 30, 2008 and 2007, the Company recognized expense of $6 million and $4 million, respectively, related to the Company’s performance stock. In the first half of 2007, the Company recognized $2 million of expense related to the retirement of certain employees. As of June 30, 2008 and 2007, there was $17 million and $9 million, respectively, of total unrecognized compensation cost related to performance stock. That cost is expected to be recognized over a weighted-average period of 2.7 years and 2.5 years, respectively. The total fair value of shares vested during the six months ended June 30, 2007 was approximately $2 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.    EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted-average number of shares used to compute diluted earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Earnings from continuing operations	$31	$29	$16	$29
Earnings from discontinued operations	—	—	—	1

Net earnings	$31	$29	$16	$30

Weighted-average number of shares outstanding used for basic earnings per share	128.9	128.3	128.8	128.3
Non-vested restricted shares	1.5	0.8	1.0	0.7
Stock options	—	0.3	—	0.3

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	130.4	129.4	129.8	129.3

Basic earnings per common share
Basic earnings from continuing operations	$0.24	$0.23	$0.12	$0.23
Basic earnings from discontinued operations	—	—	—	—

Basic net earnings per common share	$0.24	$0.23	$0.12	$0.23

Diluted earnings per common share
Diluted earnings from continuing operations	$0.24	$0.22	$0.12	$0.22
Diluted earnings from discontinued operations	—	—	—	0.01

Diluted net earnings per common share	$0.24	$0.22	$0.12	$0.23

Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. During the first quarter of 2007, the Company’s Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 5%, or approximately 6.5 million shares, of its outstanding common stock. Stock may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at our discretion. During the three months ended June 30, 2008, we repurchased approximately 1.0 million shares of our common stock for an average price paid per share of $23.55. The cost of these treasury shares is shown as a reduction of stockholders’ equity on the Consolidated Balance Sheet. At June 30, 2008 there were approximately 5.5 million shares remaining available for repurchase under the share buy-back program.

For the three months and six months ended June 30, 2008, the number of shares used in the calculation of diluted earnings per share did not include 2.1 million common equivalent shares of deferred awards, 17.5 million common equivalent shares from Series A Warrants and 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.    EARNINGS PER SHARE (continued)

For the three months and six months ended June 30, 2007, the number of shares used in the calculation of diluted earnings per share did not include 17.5 million common equivalent shares from Series A Warrants and 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

16.    COMPREHENSIVE EARNINGS

The following table presents comprehensive earnings for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net earnings	$31	$29	$16	$30
Currency translation adjustment	(5)	21	40	28
Pension and other postretirement adjustment	—	1	—	1
Deferred income (loss) on hedging	4	(3)	11	4

Comprehensive earnings	$30	$48	$67	$63

17.    INCOME TAXES

The effective tax rates in the second quarter and first half of 2008 were 6% and 18%, respectively, compared to 31% in comparable periods in 2007. The effective tax rate for the first half of 2008 is higher than the second quarter of 2008 due to the result of legislative changes and other various discrete tax items that were incurred in the first quarter of 2008. The difference between the effective tax rate in the second quarter of 2008 and the Federal statutory tax rate of 35% is primarily due to the effect of tax savings resulting from various initiatives implemented in 2007 and 2006. The reductions in the effective tax rates in 2008 compared to same periods in 2007 are the result of the shift in earnings to international operations and the full year effect of the savings related to initiatives implemented in 2007.

18.    FAIR VALUE MEASUREMENT

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement became effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. On February 12, 2008 the FASB issued FASB Staff Position (FSP) FAS 157-2 which permitted a delay in the effective date of FAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a recurring basis as of January 1, 2008. The effect of the adoption of this statement was not material, resulting only in increased disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.    FAIR VALUE MEASUREMENT (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of June 30, 2008 (in millions):

Description	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$34	$34	$—	$—
Derivative assets	16	—	16	—

Total	$50	$34	$16	$—

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

It is the Company’s policy to offset the fair value amounts recognized for derivative instruments and fair value amounts recognized for cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. As of June 30, 2008 there were no collateral amounts recognized.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement became effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. On February 12, 2008 the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of SFAS 157. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a recurring basis (at least annually) as of January 1, 2008. The effect of the adoption of this statement was not material. The Company is currently in the process of evaluating the impact of adopting this pronouncement for other nonfinancial assets or liabilities.

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

Pursuant to the terms of the Plan, the Company is obligated to make certain additional payments to certain creditors, including certain payments to holders of administrative expense priority claims and professional advisors in the Chapter 11 Cases. The Company had reserved approximately $34 million as of June 30, 2008 to pay remaining claims in the Bankruptcy of which approximately $32 million relate to non-tax claims (the “Non-Tax Bankruptcy Reserve”). Pursuant to the Plan, the Company has established a Disputed Distribution Reserve, funded in the amount of approximately $31 million as of June 30, 2008, which is reflected as restricted cash in the Consolidated Balance Sheet, for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date. The amounts for Chapter 11-related reorganization items in the Consolidated Statements of Earnings were immaterial for each of the three and six months ended June 30, 2008 and 2007.

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

Guarantor and Nonguarantor Financial Statements

As described in Note 11, Owens Corning issued $1.2 billion aggregate principal amount of Senior Notes. The Senior Notes and the Senior Credit Facilities are guaranteed, fully, unconditionally and jointly and severally, by each of Owens Corning’s current and future 100% owned material domestic subsidiaries that are a borrower or a guarantor under Owens Corning’s Credit Facilities, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Credit Facilities (collectively, the “Nonguarantor Subsidiaries”). As disclosed in Note 1, Owens Corning became the holding company and ultimate parent company of OCD and the other Owens Corning companies on October 31, 2006, as a part of the restructuring that was conducted in connection with the Debtors’ emergence from bankruptcy.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$991	$647	$(64)	$1,574
COST OF SALES	(18)	892	517	(64)	1,327

Gross margin	18	99	130	—	247

OPERATING EXPENSES
Marketing and administrative expenses	33	92	40	—	165
Science and technology expenses	—	12	5	—	17
Restructuring costs	—	(1)	5	—	4
Chapter 11-related reorganization items	—	—	—	—	—
Employee emergence equity program expense	—	5	2	—	7
(Gain) loss on sale of fixed assets and other	19	45	(74)	—	(10)

Total operating expenses	52	153	(22)	—	183

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	(34)	(54)	152	—	64
Interest (income) expense, net	29	(2)	2	—	29

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(63)	(52)	150	—	35
Income tax expense (benefit)	(5)	(15)	22	—	2

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(58)	(37)	128	—	33
Equity in net earnings (loss) of subsidiaries	89	128	—	(217)	—
Minority interest and equity in net earnings (loss) of affiliates	—	(2)	—	—	(2)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	31	89	128	(217)	31
Earnings from discontinued operations, net of tax	—	—	—	—	—

NET EARNINGS (LOSS)	$31	$89	$128	$(217)	$31

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$964	$384	$(66)	$1,282
COST OF SALES	(19)	807	322	(66)	1,044

Gross margin	19	157	62	—	238

OPERATING EXPENSES
Marketing and administrative expenses	33	78	25	—	136
Science and technology expenses	—	15	1	—	16
Chapter 11-related reorganization items	—	(1)	1	—	—
Employee emergence equity program expense	3	7	2	—	12
(Gain) loss on sale of fixed assets and other	(34)	41	(9)	—	(2)

Total operating expenses	2	140	20	—	162

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	17	17	42	—	76
Interest (income) expense, net	32	(2)	1	—	31

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(15)	19	41	—	45
Income tax expense	1	—	13	—	14

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(16)	19	28	—	31
Equity in net earnings (loss) of subsidiaries	45	29	—	(74)	—
Minority interest and equity in net earnings (loss) of affiliates	—	(1)	(1)	—	(2)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	29	47	27	(74)	29
Earnings from discontinued operations, net of tax	—	(2)	2	—	—

NET EARNINGS (LOSS)	$29	$45	$29	$(74)	$29

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,784	$1,276	$(133)	$2,927
COST OF SALES	(32)	1,610	1,043	(133)	2,488

Gross margin	32	174	233	—	439
OPERATING EXPENSES
Marketing and administrative expenses	69	155	83	—	307
Science and technology expenses	—	24	12	—	36
Restructuring costs	—	1	5	—	6
Employee emergence equity program expense	—	10	4	—	14
(Gain) loss on sale of fixed assets and other	(20)	79	(66)	—	(7)

Total operating expenses	49	269	38	—	356

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	(17)	(95)	195	—	83
Interest (income) expense, net	60	(3)	4	—	61

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(77)	(92)	191	—	22
Income tax expense (benefit)	(8)	(19)	31	—	4

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(69)	(73)	160	—	18
Equity in net earnings (loss) of subsidiaries	85	160	—	(245)	—
Minority interest and equity in net earnings (loss) of affiliates	—	(2)	—	—	(2)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	16	85	160	(245)	16
Earnings from discontinued operations, net of tax	—	—	—	—	—

NET EARNINGS (LOSS)	$16	$85	$160	$(245)	$16

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,806	$732	$(132)	$2,406
COST OF SALES	(19)	1,534	598	(132)	1,981

Gross margin	19	272	134	—	425
OPERATING EXPENSES
Marketing and administrative expenses	69	155	39	—	263
Science and technology expenses	—	28	3	—	31
Restructuring costs	—	(2)	—	—	(2)
Chapter 11-related reorganization items	—	2	1	—	3
Employee emergence equity program expense	3	13	4	—	20
(Gain) loss on sale of fixed assets and other	(72)	64	10	—	2

Total operating expenses	—	260	57	—	317

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	19	12	77	—	108
Interest (income) expense, net	64	(2)	1	—	63

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(45)	14	76	—	45
Income tax expense (benefit)	(7)	(1)	22	—	14

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(38)	15	54	—	31
Equity in net earnings (loss) of subsidiaries	68	54	—	(122)	—
Minority interest and equity in net earnings (loss) of affiliates	—	(1)	(1)	—	(2)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	30	68	53	(122)	29
Earnings from discontinued operations, net of tax	—	—	1	—	1

NET EARNINGS (LOSS)	$30	$68	$54	$(122)	$30

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$51	$70	$—	$121
Receivables, net	3	446	508	—	957
Due from affiliates	219	729	194	(1,142)	—
Inventories	—	474	349	—	823
Restricted cash – disputed distribution reserve	—	31	—	—	31
Assets held for sale – current	—	—	6	—	6
Other current assets	2	65	74	—	141

Total current assets	224	1,796	1,201	(1,142)	2,079

Investment in subsidiaries	6,200	1,435	—	(7,635)	—
Due from affiliates	—	—	—	—	—
Property, plant and equipment, net	408	1,234	1,162	—	2,804
Goodwill	—	1,147	28	—	1,175
Intangible assets	—	1,085	125	—	1,210
Deferred income taxes	28	532	(56)	—	504
Assets held for sale – non-current	—	8	—	—	8
Other non-current assets	23	49	166	—	238

TOTAL ASSETS	$6,883	$7,286	$2,626	$(8,777)	$8,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable and accrued liabilities	$(37)	$610	$611	$—	$1,184
Due from affiliates	885	(23)	280	(1,142)	—
Accrued interest	8	2	1	—	11
Short-term debt	—	—	44	—	44
Long-term debt – current portion	—	2	5	—	7
Liabilities held for sale – current	—	—	—	—	—

Total current liabilities	856	591	941	(1,142)	1,246

Long-term debt, net of current portion	1,973	19	57		2,049
Due from affiliates	—	—	—	—	—
Pension plan liability	—	31	86	—	117
Other employee benefits liability	—	269	24	—	293
Other liabilities	—	176	39	—	215
Commitments and contingencies
Minority interest	—	—	44	—	44
STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,807	6,006	1,172	(7,178)	3,807
Accumulated earnings (deficit)	47	194	263	(457)	47
Accumulated other comprehensive earnings	224	—	—	—	224
Cost of common stock in treasury	(25)	—	—	—	(25)

Total stockholders’ equity	4,054	6,200	1,435	(7,635)	4,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,883	$7,286	$2,626	$(8,777)	$8,018

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$40	$95	$—	$135
Receivables, net	—	246	475	—	721
Due from affiliates	135	629	115	(879)	—
Inventories	—	518	303	—	821
Restricted cash – disputed distribution reserve	—	33	—	—	33
Assets held for sale – current	—	—	53	—	53
Other current assets	—	45	44	—	89

Total current assets	135	1,511	1,085	(879)	1,852

Investment in subsidiaries	5,868	1,378	—	(7,246)	—
Due from affiliates	—	25	—	(25)	—
Property, plant and equipment, net	472	1,258	1,042	—	2,772
Goodwill	—	1,146	28	—	1,174
Intangible assets	—	1,095	115	—	1,210
Deferred income taxes	20	508	(41)	—	487
Assets held for sale – non-current	—	5	173	—	178
Other non-current assets	16	79	104	—	199

TOTAL ASSETS	$6,511	$7,005	$2,506	$(8,150)	$7,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT
Accounts payable and accrued liabilities	$(2)	$558	$581	$—	$1,137
Due from affiliates	587	81	211	(879)	—
Accrued interest	10	1	1	—	12
Short-term debt	—	—	47	—	47
Long-term debt – current portion	—	1	9	—	10
Liabilities held for sale – current	—	—	40	—	40

Total current liabilities	595	641	889	(879)	1,246

Long-term debt, net of current portion	1,928	20	45	—	1,993
Due from affiliates	—	—	25	(25)	—
Pension plan liability	—	53	93	—	146
Other employee benefits liability	—	269	24	—	293
Liabilities held for sale – non-current	—	—	8	—	8
Other liabilities	—	154	7	—	161
Commitments and contingencies
Minority interest	—	—	37	—	37
STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,784	5,759	1,275	(7,034)	3,784
Accumulated earnings (deficit)	31	109	103	(212)	31
Accumulated other comprehensive earnings	173	—	—	—	173
Cost of common stock in treasury	(1)	—	—	—	(1)

Total stockholders’ equity	3,988	5,868	1,378	(7,246)	3,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,511	$7,005	$2,506	$(8,150)	$7,872

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$—	$99	$(224)	$—	$(125)

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	(21)	(90)	(36)	—	(147)
Investment in subsidiaries and affiliates, net of cash acquired	—	—	—	—	—
Proceeds from the sale of assets or affiliates	—	(3)	228	—	225

Net cash flow provided by (used for) investing activities	(21)	(93)	192	—	78

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	12	—	12
Payments on long-term debt	—	—	(6)	—	(6)
Proceeds from revolving credit facility	275	—	—	—	275
Payments on revolving credit facility	(230)	—	—	—	(230)
Net decrease in short-term debt	—	—	(5)	—	(5)
Purchases of treasury stock	(19)	—	—	—	(19)
Parent loans and advances	(5)	5	—	—	—

Net cash flow provided by financing activities	21	5	1	—	27

Effect of exchange rate changes on cash	—	—	6	—	6

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	11	(25)	—	(14)
Cash and cash equivalents at beginning of period	—	40	95	—	135

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$51	$70	$—	$121

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$—	$(226)	$(16)	$—	$(242)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	—	(84)	(27)	—	(111)
Investment in subsidiaries and affiliates, net of cash acquired	—	(1)	(28)	—	(29)
Proceeds from the sale of assets or affiliates	—	12	—	—	12

Net cash flow used for investing activities	—	(73)	(55)	—	(128)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from long-term debt	600	—	9	—	609
Payments on long-term debt	—	(55)	(11)	—	(66)
Payments of note payable to 524(g) Trust	—	(1,390)	—	—	(1,390)
Payments on revolving credit facility	(118)	—	—	—	(118)
Proceeds from revolving credit facility	383	—	—	—	383
Net decrease in short-term debt	—	(1)	(3)	—	(4)
Parent loans and advances	(865)	865	—	—	—

Net cash flow provided by (used for) financing activities	—	(581)	(5)	—	(586)

Effect of exchange rate changes on cash	—	—	2	—	2

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(880)	(74)	—	(954)
Cash and cash equivalents at beginning of period	—	906	183	—	1,089

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$26	$109	$—	$135

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All per share information discussed below is on a diluted basis. References in this Report to the “Consolidated Financial Statements” refer to the Consolidated Financial Statements included in this Report. Unless the context requires otherwise, the terms “Owens Corning”, “Company”, “we” and “our” in this report refer to Owens Corning and its subsidiaries.

GENERAL BUSINESS OVERVIEW

Owens Corning is headquartered in Toledo, Ohio. Owens Corning is a leading global producer of glass fiber used in residential and commercial building materials and glass fiber reinforcements widely used in composite materials for buildings, infrastructure, consumer, transportation and other applications.

We operate within two general product categories: composites systems, which includes our Composite Solutions reportable segment; and building materials, which includes our Insulating Systems, Roofing and Asphalt and Other Building Materials and Services reportable segments. Through these lines of business, we manufacture and sell products worldwide.

We maintain leading market positions in all of our major product categories. In the first half of 2008, Composite Solutions, Insulating Systems, Roofing and Asphalt and Other Building Materials and Services represented 44%, 26%, 26% and 4% of our total reportable segment net sales, respectively.

We estimate that net sales by end market in the first half were 19% U.S. and Canada new residential construction, 26% U.S. and Canada residential repair and remodeling, 19% U.S. and Canada commercial and industrial and 36% outside the U.S. and Canada.

Historically, global demand for composite materials has grown annually at about 1.5 times to 2 times global GDP. The growth in the demand for composite materials is driven by the overall growth of economies around the world, and through the development of new applications that leverage the inherent advantages delivered by composites material systems; namely high-strength, corrosion resistance, light weight, durability, and design flexibility. Composite materials are often used in various applications to replace traditional materials including steel, wood, concrete and aluminum; and are found in automotive and transportation, construction and infrastructure, consumer electronics, wind-energy, marine, and aerospace and defense markets. It is estimated that composite materials represent about 1.5% by volume of the global materials market.

On November 1, 2007, the Company completed its acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses (the “Acquisition”) for $640 million, which included $56 million in acquired cash and the assumption of $51 million of debt, and excluded estimated transaction costs and purchase price adjustments. Operating results of these businesses are included in our Composite Solutions segment and our Consolidated Financial Statements beginning November 1, 2007. To complete required regulatory remedies associated with the Acquisition, we sold two composite manufacturing plants in Battice, Belgium and Birkeland, Norway (the “Divestiture”) on May 1, 2008 for $192 million of net cash proceeds plus the assumption of certain liabilities by the purchaser.

The market decline in new residential construction and the sale of existing homes in the U.S., which began in mid-2006, accelerated through 2007 and continued through the first half of 2008, has adversely impacted demand for our building materials products, particularly residential insulation and manufactured stone veneer.

The U.S. Census Bureau reports seasonally adjusted annualized total housing starts, including single and multifamily starts, each month. The monthly average of such reported housing starts for the second quarter of 2008 was 1.016 million, down 4% from the monthly average of 1.053 for the first quarter of 2008, down 25% from annual starts of 1.355 million reported for 2007 and down 51% from the peak annual housing starts of 2.068 million for 2005. We currently anticipate that the weakness in new residential construction will continue through all of 2008 and well into 2009. In July 2008, the National Association of Home Builders (NAHB) forecasted housing starts to total 0.957 million in 2008. The current NAHB forecast of housing starts in 2009 is 0.931 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The high incidence of strong and damaging storm activity, including tornados and wind and hail storms, across certain regions of the U.S. during the first half of 2008 increased demand for our roofing and asphalt products. Some demand associated with these storms is expected to carry into the second half of the year as home roof-repair projects continue.

In the fourth quarter of 2007, in response to continued weakness in the building materials markets, we commenced various cost savings projects to reduce headcount, close certain facilities and curtail production; which resulted in restructuring and other charges of $57 million. We incurred an additional $6 million related to these actions in the first half of 2008 and anticipate additional charges of $4 million during the remainder of 2008. We continue to anticipate savings of at least $100 million in 2008.

During the third quarter of 2007, we completed transactions that allow us to focus more on our core businesses. On August 31, 2007, we sold our Siding Solutions business for net proceeds of approximately $368 million. Our Siding Solutions business was the largest business in our Other Building Materials and Services segment. In addition, we sold our Fabwel unit for net proceeds of approximately $57 million. Our Fabwel unit was part of our Composites Solutions business which produced and fabricated components and sidewalls for recreational vehicles and cargo trailers. The financial results for these businesses have been segregated and are reported as discontinued operations in the Consolidated Statement of Earnings for all periods presented. The prior period Consolidated Statement of Cash Flows has not been recast. Business segment results and the discussion thereof have been adjusted to exclude the results of our divested Siding Solutions business and Fabwel unit.

Our Composite Solutions segment continued to experience sales growth during the first half of 2008. Sales volume increased in most of our markets, including our European automotive markets, our infrastructure markets including wind-energy and pipe and our non-woven fiberglass mat markets. Selling prices for some products in this segment increased slightly compared to the first half of 2007. We continued to see significant inflationary pressures globally, especially in natural gas-related energy and raw material costs.

The Acquisition has increased our share in the global composites market. We anticipate that worldwide demand for composite products will continue to increase throughout 2008. However, other producers of these products, especially in China, are expected to continue to exert significant competitive pressures in this global business.

In the first half of 2008, Composite Solutions represented 79% of Owens Corning’s total reportable segment earnings from continuing operations before interest and taxes. We estimate that sources of revenue for Composite Solutions in the first half of 2008 were 7% U.S. and Canada residential construction, 19% U.S. and Canada commercial and industrial and 74% outside the U.S. and Canada.

Our Insulating Systems segment includes insulating materials for residential, commercial and industrial markets. The sale of our residential products is impacted by fluctuations in new home construction and remodeling. These products include thermal and acoustical batts, loose fill insulation, foam sheathing and accessories. During the first half of 2008, our residential insulation business experienced net sales declines of 15% compared to the first half of 2007, reflecting a combination of both lower demand and pricing pressure.

In response to the decline in demand in this segment, we have curtailed production at multiple locations, primarily through extended curtailments of certain production lines or by extending downtime for furnace repairs or rebuilds. If new residential construction in the U.S. continues to decline, additional production curtailments may be necessary. We estimate that sources of net sales in the Insulating Systems segment in the first half were 39% U.S. and Canada new residential construction, 21% U.S. and Canada repair and remodeling, 28% U.S. and Canada commercial and industrial and 12% outside the U.S. and Canada. In the first half of 2008, Insulating Systems represented 14% of Owens Corning’s total reportable segment earnings from continuing operations before interest and taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In 2008, estimates by the NAHB point to continued weakness in housing starts in the U.S., and commercial and industrial demand for insulation is also likely to weaken further. We will continue efforts to stimulate insulation demand through new products and customer promotions. The customer promotions will communicate the value of adding additional insulation to new and existing homes and commercial buildings to promote lower energy bills, improved energy efficiency and reduced greenhouse gas emissions. Continued growth in insulation demand is anticipated in 2008 in the Latin America and Asia Pacific regions.

Our Roofing and Asphalt segment includes the production and sale of asphalt composite shingles, roofing accessories and processed asphalt used in shingle coating, commercial roofing and other industrial and specialty applications. The repair of residential roofs, which is impacted by storm activity, and new and existing home sales drives demand for our Roofing and Asphalt products. During the first quarter of 2008, this segment was adversely impacted by the continuing decline of the U.S. housing market. During the second quarter of 2008, this segment benefited from repair activity undertaken as a result of the damaging storms experienced in the U.S. and from selling price increases which partially offset inflationary pressures associated with high and escalating prices for raw materials, primarily asphalt, and delivery cost.

Additionally, our Roofing and Asphalt segment performance was lifted by sales of our new Duration™ Series Shingles with SureNail® technology, now available across the U.S.

We estimate that sources of net sales in the Roofing and Asphalt segment in the first half were 25% U.S. and Canada new residential construction, 64% U.S. and Canada repair and remodeling and 11% U.S. and Canada commercial and industrial. In the first half of 2008, Roofing and Asphalt represented 12% of Owens Corning’s total reportable segment earnings from continuing operations before interest and taxes.

In the second half of 2008, we expect to continue to benefit from repair activity resulting from the damaging spring and summer storms, which will offset the anticipated decline in demand for roofing shingles related to the decline in new housing starts and remodel construction in the U.S. Given increases in the market price of crude oil, asphalt prices are expected to be at historic high levels for the remainder of 2008.

Our Other Building Materials and Services segment is now comprised of our Masonry Products business and our Construction Services business. Our Siding Solutions business, which included three vinyl siding manufacturing facilities and a related distribution business, was sold in August of 2007.

Our Masonry Products business includes the production and sale of manufactured stone and brick veneers used in residential and commercial new construction and repair and remodeling. In this business, sales volume in North America declined in the first half of 2008 compared to 2007. We achieved significant manufacturing productivity improvements in this business in 2007, but have been unable to take full advantage of these actions because of weak demand associated with the continuing downturn in new home construction and residential repair and remodeling in the U.S. We periodically curtail production at our facilities because of market weakness. Our Navarre, Ohio facility was closed in the fourth quarter of 2007.

Our Construction Services business includes Owens Corning’s Basement Finishing System™, Room Finishing System™ and SunSuites™ sunrooms. Net sales in our Construction Services business were down in the first half of 2008 compared to the same period in 2007, reflecting the continuing downturn in U.S. new residential construction and repair and remodeling activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$1,574	$1,282	$2,927	$2,406
Gross margin	$247	$238	$439	$425
As a percentage of sales	16%	19%	15%	18%
Marketing and administrative expenses	$165	$136	$307	$263
As a percentage of sales	10%	11%	10%	11%
Science and technology expenses	$17	$16	$36	$31
As a percentage of sales	1%	1%	1%	1%
Employee emergence equity program expense	$7	$12	$14	$20
Earnings from continuing operations before interest and taxes	$64	$76	$83	$108
Interest expense, net	$29	$31	$61	$63
Income tax expense	$2	$14	$4	$14
Earnings from continuing operations	$31	$29	$16	$29
Earnings from discontinued operations, net of tax	$—	$—	$—	$1
Net earnings	$31	$29	$16	$30

Items Affecting Comparability

Because of the nature of certain items included in net earnings, management does not find the reported measure to be the most useful and transparent financial measure of our year-over-year operational performance. Management evaluates the performance of the Company excluding certain items it believes are not the result of current operations, and therefore affect comparability. Additionally, management views net precious metal lease (expense) income as a financing item included in net interest expense rather than as a product cost included in cost of sales.

Our management measures operating performance by excluding the items affecting comparability from our financial results for various purposes, including reporting results of operations to the Board of Directors of the Company, analysis of performance and related employee compensation measures. Although management believes that these adjustments result in a measurement that provides a more meaningful representation of our operational performance, our operating performance excluding these items should not be considered in isolation or as a substitute for net earnings as prepared in accordance with accounting principles generally accepted in the United States.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Items affecting comparability are shown in the table below (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Items affecting comparability:
Chapter 11-related reorganization items	$—	$—	$—	$(3)
Net precious metal lease (expense) income	(2)	2	(6)	3
Restructuring and other (costs) credits	(4)	—	(6)	2
Acquisition integration and transaction costs	(20)	(7)	(32)	(18)
Gains (losses) on sales of assets and other	20	1	20	(7)
Employee emergence equity program expense	(7)	(12)	(14)	(20)
Asset impairments	—	—	(10)	—

Total items affecting comparability	$(13)	$(16)	$(48)	$(43)

The reconciliation of net earnings to adjusted earnings from continuing operations before interest and taxes is shown in the table below (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET EARNINGS	$31	$29	$16	$30
Earnings from discontinued operations, net of tax of $2 million for each of the three months and six months ended June 30, 2007	—	—	—	1

EARNINGS FROM CONTINUING OPERATIONS	31	29	16	29
Minority interest and equity in net earnings (loss) of affiliates	(2)	(2)	(2)	(2)

EARNINGS FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	33	31	18	31
Income tax expense	2	14	4	14

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	35	45	22	45
Interest expense, net	29	31	61	63

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	64	76	83	108
Adjustment to remove comparability items	13	16	48	43

ADJUSTED EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	$77	$92	$131	$151

Adjusted earnings from continuing operations before interest and taxes for the second quarter and the first half of 2008 decreased $15 million or 16% and $20 million or 13%, respectively, compared to the same periods in 2007. This decrease was primarily due to lower sales and an increase in idle facility costs in our building materials businesses, as the decline in the North American new residential construction market impacted demand for

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

building materials products. Partially offsetting the decline in demand for our building materials products were an improvement in our Composite Solutions segment related to increased manufacturing productivity and incremental earnings from the Acquisition and increased second quarter demand for our roofing and asphalt products resulting from the high incidence of storm activity in the U.S.

NET SALES

Net sales in the second quarter and first half of 2008 increased 23% and 22%, respectively, compared to the same periods in the prior year. The increases were primarily due to incremental sales resulting from the Acquisition net of the Divestiture, price increases on roofing products to recover asphalt cost increases and favorable foreign currency exchange rates. Offsetting these increases were lower sales volumes in our Insulating Systems reportable segment, as decreases in new residential construction and repair and remodeling activity in the U.S. have had a significant adverse impact on demand for our residential insulation products, as well as price erosion on certain insulation products resulting from competitive pressure.

Sales outside the U.S. represented 40% of total sales for the second quarter of 2008 and 41% of total sales for the first half of 2008 compared to 27% for each of the same periods in 2007. The increase is due to incremental sales outside the U.S. related to the Acquisition net of the Divestiture and favorable foreign exchange rates combined with lower sales of building materials products in the U.S. in 2008.

GROSS MARGIN

Gross margin as a percentage of sales for the second quarter of 2008 decreased to 16% from 19% in 2007. Gross margin in 2008 was negatively impacted by price declines and inflation in the Insulating Systems segment and $11 million in increased charges for valuing inventories using the LIFO accounting method. Offsetting these declines were improvements in gross margin as a percentage of sales in Composite Solutions due to the impact of improved manufacturing productivity, and improvements in gross margin as a percentage of sales in Roofing and Asphalt related to improved manufacturing productivity resulting from higher capacity utilization supported by increased storm-related demand.

Gross margin as a percentage of sales for the first half of 2008 decreased to 15% from 18% in 2007. Gross margin in 2008 was negatively impacted by sales volume and price declines in the Insulating Systems segment, a $10 million impairment loss to write down to fair value less costs to sell the property, plant and equipment related to the Divestiture and $12 million in increased charges for valuing inventories using the LIFO accounting method. Offsetting these declines were improvements in gross margin as a percentage of sales in Composite Solutions due to the impact of improved manufacturing productivity and the inclusion of $7 million in charges in 2007 related to implementing our decision to exit the HOMExperts service in our Other Building Materials and Services segment.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses increased 21% and 17% in the three and six months ended June 30, 2008 compared to the same periods in 2007. These increases were due primarily to the inclusion of the Acquisition in 2008 results. Additionally, approximately $11 million and $8 million of the increases from 2007 to 2008 for the three and six months ended June 30, 2008, respectively, are due to increased acquisition integration and transaction costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SCIENCE AND TECHNOLOGY EXPENSES

Science and technology expenses for the second quarter of 2008 were $17 million, a 6% increase from $16 million in 2007 and for the first half of 2008 were $36 million, a 16% increase from $31 million in 2007. These increases were primarily due to the Acquisition.

EMPLOYEE EMERGENCE EQUITY PROGRAM EXPENSE

Our plan of reorganization established a one-time employee emergence equity program. The cost of this program is being amortized over the vesting period of three years beginning in November 2006. Compensation expense related to the employee emergence equity program reduced earnings from continuing operations before interest and taxes by $7 million and $12 million in the second quarter of 2008 and 2007, respectively, and by $14 million and $20 million in the first half of 2008 and 2007, respectively.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

Earnings from continuing operations before interest and taxes for the three months ended June 30, 2008 and 2007 were $64 million and $76 million, respectively. Compared to 2007, the 2008 results reflect improvements in the Composite Solutions segment related to incremental earnings resulting from the Acquisition net of the Divestiture, as discussed further in the segment results below, and increased manufacturing productivity, and improvements in the Roofing and Asphalt segment related to improved manufacturing productivity resulting from higher capacity utilization supported by increased storm-related demand. Offsetting these improvements were declines in sales volume and price in the Insulating Systems segment, as discussed further in the segment results below, and inflation in raw materials and delivery costs in excess of price increases in the Roofing and Asphalt segment. In addition, the results for the three months ended June 30, 2008 compared to the same period in 2007 were impacted by the following:

•

In the second quarter of 2008 a $22 million gain was recorded on the sale of certain precious metals used in production tooling, which is included under the line item (gain) loss on the sale of fixed assets and other in the Consolidated Statements of Earnings.

•	In the three months ended June 30, 2008 and 2007 we incurred approximately $20 million and $7 million, respectively, in integration and transaction costs related to the Acquisition.

•	We incurred approximately $2 million in net precious metal lease expense in the three months ended June 30, 2008 compared to $2 million in income in the three months ended June 30, 2007.

Earnings from continuing operations before interest and taxes for the first half of 2008 and 2007 were $83 million and $108 million, respectively. Compared to 2007, the 2008 results reflect improvements in the Composite Solutions segment related to manufacturing productivity and incremental earnings resulting from the Acquisition net of the Divestiture. Offsetting these improvements were declines in sales volume and price in the Insulating Systems segment. In addition, the results for the first half of 2008 compared to the same period in 2007 were impacted by the following:

•

In the second quarter of 2008 a $22 million gain was recorded on the sale of certain precious metals used in production tooling, which is included under the line item (gain) loss on the sale of fixed assets and other in the Consolidated Statements of Earnings.

•	In the first half of 2008 and 2007 we incurred approximately $32 million and $18 million, respectively, in integration and transaction costs related to the Acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	We incurred approximately $6 million in net precious metal lease expense in the six months ended June 30, 2008 compared to $3 million in income in the six months ended June 30, 2007.

INTEREST EXPENSE

Net interest expense in the second quarter of 2008 and the first half of 2008 decreased 6% and 3%, respectively, compared to the same periods in the prior year as a result of lower variable interest rates on borrowings under the revolving credit facility and the senior term loan, partially offset by higher borrowing levels.

INCOME TAX EXPENSE

The effective tax rates in the second quarter and the first half of 2008 were 6% and 18%, respectively, compared to 31% in comparable periods in 2007. The effective tax rate for the first half of 2008 is higher than the second quarter of 2008 due to the result of legislative changes and other various discrete tax items that were incurred in the first quarter of 2008. The difference between the effective tax rate in the second quarter of 2008 and the Federal statutory tax rate of 35% is primarily due to the effect of tax savings resulting from various initiatives implemented in 2007 and 2006. The reductions in the effective tax rates in 2008 compared to same periods in 2007 are the result of the shift in earnings to international operations and the full year effect of the savings related to initiatives implemented in 2007.

DISCONTINUED OPERATIONS

In August 2007, the Company completed the sale of its Siding Solutions business, a component of its Other Building Materials and Services segment, for net proceeds of approximately $368 million. In the third and fourth quarters of 2007, the Company recognized a combined pretax gain of approximately $115 million on the sale, which was inclusive of a purchase price adjustment related to working capital. The divested business included the Norandex/Reynolds distribution business and three siding manufacturing facilities. The results of operations for the Siding Solutions business for the three and six months ended June 30, 2007 are reported within discontinued operations in the accompanying Consolidated Statements of Earnings. The prior period Consolidated Statement of Cash Flows has not been recast.

In September 2007, the Company completed the sale of its Fabwel unit, a component of its Composite Solutions segment, for net proceeds of approximately $57 million, which was inclusive of an estimated contingent liability. In the third quarter of 2007, the Company recognized a pretax loss of $15 million on the sale. The results of operations for the Fabwel unit for the three and six months ended June 30, 2007 are reported within discontinued operations in the accompanying Consolidated Statements of Earnings. The prior period Consolidated Statement of Cash Flows has not been recast.

Earnings from discontinued operations for the three and six months ended June 30, 2007 were less than $1 million and $1 million, respectively.

NET EARNINGS

Due to the items discussed above, net earnings for the three months ended June 30, 2008 were $31 million compared to net earnings of $29 million for the same period in 2007 and net earnings for the six months ended June 30, 2008 were $16 million compared to net earnings of $30 million for the same period of 2007.

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

Earnings (loss) from continuing operations before interest and taxes by segment consists of net sales less related costs and expenses and are presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in earnings (loss) from continuing operations before interest and taxes for our reportable segments and are included in the Corporate, Other and Eliminations category, which is presented following the discussion of our reportable segments.

Composite Solutions

Financial results and the discussion thereof for this segment have been revised due to the sale of our Fabwel unit during the third quarter of 2007.

The table below provides a summary of sales, earnings before interest and taxes and depreciation and amortization expense for the Composite Solutions segment (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$660	$389	$1,326	$755

% change from prior year	70%	7%	76%	12%
% of total reportable segments	41%	29%	44%	30%

Earnings before interest and taxes	$71	$26	$135	$51

EBIT as a % of sales	11%	7%	10%	7%
% of total reportable segments	65%	25%	79%	28%
Depreciation and amortization	$31	$27	$61	$54

NET SALES

For the second quarter and the first half of 2008 compared to the same periods in the prior year, approximately three-fourths of the increase in sales was the result of incremental sales from the Acquisition net of the Divestiture. The effect of translating sales denominated in foreign currencies into U.S. dollars increased sales by approximately $20 million and $35 million for the second quarter and the first half of 2008, respectively, and the remainder of the increase in sales was due to improvements in sales volume and increased prices.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

Approximately one-half of the increase in earnings from continuing operations before interest and taxes for the second quarter and first half of 2008 compared to the same periods in 2007 is due to incremental earnings from the Acquisition net of the Divestiture. The remainder of the increase is due to improved manufacturing productivity, increased sales volumes and the effect of translating sales denominated in foreign currencies into U.S. dollars, offset by our inability to fully recover increased costs through higher selling prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulating Systems

The table below provides a summary of sales, earnings from continuing operations before interest and taxes and depreciation and amortization expense for the Insulating Systems segment (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$413	$441	$786	$860

% change from prior year	(6)%	(15)%	(9)%	(17)%
% of total reportable segments	26%	33%	26%	35%

Earnings before interest and taxes	$7	$42	$23	$95

EBIT as a % of sales	2%	10%	3%	11%
% of total reportable segments	6%	41%	14%	54%

Depreciation and amortization	$28	$31	$58	$61

NET SALES

The decline in new residential construction and repair and remodeling activity in the U.S. has had a significant impact on demand for our residential insulation products. For both the second quarter and the first half of 2008 compared to the same periods in 2007, approximately one-half of the decline in net sales resulted from unfavorable sales volume and product mix, and the remainder of the decline was due to price erosion on certain products due to competitive pressure.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

Approximately 90% of the decrease in earnings from continuing operations before interest and taxes during each the second quarter and the first half of 2008 compared to the same periods in 2007 is due to lower selling prices and inflation in raw materials, energy and delivery costs. The remainder of the decline is primarily due to decreased sales volumes.

Roofing and Asphalt

The table below provides a summary of sales, earnings from continuing operations before interest and taxes, and depreciation and amortization expense for the Roofing and Asphalt segment (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$475	$414	$781	$720

% change from prior year	15%	(17)%	8%	(25)%
% of total reportable segments	29%	31%	26%	29%

Earnings before interest and taxes	$37	$29	$20	$21

EBIT as a % of sales	8%	7%	3%	3%
% of total reportable segments	34%	28%	12%	12%

Depreciation and amortization	$9	$10	$19	$20

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

For the second quarter and first half of 2008, net sales increased primarily as a result of price increases in roofing and asphalt products to partially cover inflation in raw materials, primarily asphalt, and delivery cost compared to the same periods in 2007. While year-over-year sales volumes were flat in the first quarter of 2008, sales volumes increased in the second quarter of 2008 compared to the same period in 2007 due to increased demand for roofing and asphalt products related to additional storm repair in the second quarter of 2008.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

The $8 million improvement in earnings from continuing operations before interest and taxes in the second quarter of 2008 compared to the same period in the prior year is due to improved manufacturing productivity resulting from higher capacity utilization supported by increased storm-related demand, partially offset by inflation in raw materials and delivery costs in excess of price increases. The decrease of $1 million in earnings from continuing operations before interest and taxes in the first half of 2008 compared to the first half of 2007 was due to unrecovered inflation in raw materials and delivery costs.

Other Building Materials and Services

Financial results and the discussion thereof for this segment have been revised due to the sale of our Siding Solutions business during the third quarter of 2007. This segment is now comprised of our Masonry Products business and our Construction Services business.

The table below provides a summary of sales, earnings (loss) from continuing operations before interest and taxes and depreciation and amortization expense for the Other Building Materials and Services segment (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$69	$87	$122	$156

% change from prior year	(21)%	(14)%	(22)%	(17)%
% of total reportable segments	4%	7%	4%	6%

Earnings (loss) before interest and taxes	$(5)	$7	$(8)	$11

EBIT as a % of sales	(7)%	8%	(7)%	7%
% of total reportable segments	(5)%	6%	(5)%	6%

Depreciation and amortization	$3	$2	6	$4

NET SALES

The Masonry Products business accounted for approximately three-fourths of the year-over-year net sales declines in the second quarter and the first half resulting from continued weakness in new construction and repair and remodeling markets in the U.S. The remainder of the decreases is a result of lower net sales in our Construction Services business due to less home remodeling activity and the tightening consumer credit market.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

The year-over-year decrease in the second quarter and the first half earnings from continuing operations before interest and taxes was primarily due to declines in sales volumes and higher idle facility costs in Masonry Products related to the continued weakness in new construction and repair and remodeling markets in the U.S.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations

Financial results and the discussion thereof for this category have been revised due to the sale of our Siding Solutions business and our Fabwel unit during the third quarter of 2007. The loss from continuing operations has been recast for the three and six months ended June 30, 2007 to include corporate expenses that were previously allocated to our Siding Solutions business and our Fabwel unit. These expenses totaled approximately $6 million for the three months ended June 30, 2007 and $12 million for the six months ended June 30, 2007.

The table below provides a summary of loss from continuing operations before interest and taxes and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Chapter 11-related reorganization items	$—	$—	$—	$(3)
Net precious metal lease (expense) income	(2)	2	(6)	3
Restructuring and other (costs) credits	(4)	—	(6)	2
Acquisition integration and transaction costs	(20)	(7)	(32)	(18)
Gains (losses) on sales of assets and other	20	1	20	(7)
Employee emergence equity program expense	(7)	(12)	(14)	(20)
Asset impairments	—	—	(10)	—
General corporate expense	(33)	(12)	(39)	(27)

Loss from continuing operations before interest and taxes	$(46)	$(28)	$(87)	$(70)

Depreciation and amortization	$8	$7	$12	$12

LOSS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

The increase in general corporate expenses in the second quarter of 2008 compared to the same period in 2007 was primarily a result of a $11 million increase in charges for valuing inventories using the LIFO accounting method and increased performance-based compensation expense. This increase was partially offset by the impact of our fourth quarter 2007 cost savings projects. The general corporate expenses in the first half of 2008 increased compared to the same period in 2007 as a result of a $12 million increase in charges for valuing inventories using the LIFO accounting method and increased performance-based compensation expense. This increase was partially offset by the impact of our fourth quarter 2007 cost savings projects and reductions in other charges to general corporate expenses.

The gains (losses) on sales of assets and other for the three and six months ended June 30, 2008 includes a $22 million gain related to the sale of certain precious metals used in production tooling.

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

Cash Flows

The following table presents a summary of our cash position and flows and available credit lines (in millions):

	Six Months Ended June 30,
	2008	2007
Cash balance	$121	$135
Cash used for operating activities	$(125)	$(242)
Cash provided by (used for) investing activities	$78	$(128)
Cash provided by (used for) financing activities	$27	$(586)
Unused committed credit lines	$748	$610

Operating activities: The reduction in cash used for operations in the six months ended June 30, 2008 compared to 2007 was primarily driven by the decrease in working capital requirements as a result of the market decline in new residential construction in the U.S.

Investing activities: The cash provided from investing activities during the six months ended June 30, 2008 is the result of $223 million in net proceeds from the sale of assets, primarily related to the Divestiture and the sale of certain precious metals; partially offset by our spending for new property, plant and equipment. Excluding the impact of these proceeds, cash used for investing activities in 2008 increased compared to 2007 due to higher spending on property, plant and equipment, including the purchase of certain precious metals.

Financing activities: The cash provided by financing in the six months ended June 30, 2008 was primarily used to fund our seasonal working capital build. The cash used in financing activities in the six months ended June 30, 2007 was primarily used for the payment of the $1.390 billion short term note payable to the 524(g) Trust in January 2007 related to the Debtors’ emergence from bankruptcy proceedings, offset by $600 million borrowed under the delayed-draw senior term loan facility.

2008 Investments

Capital Expenditures: We will continue a balanced approach to the use of free cash flow. Operational cash flow will be used to fund our growth and innovation. Capital expenditures, excluding purchases of precious metals used in production tooling, are projected to be about $350 million in 2008. We will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Share Repurchase Program: On February 21, 2007, we announced that our Board of Directors had approved a share buy-back program under which we are authorized to repurchase up to 5%, or approximately 6.5 million shares, of our outstanding common stock. Stock may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at our discretion. During the three months ended June 30, 2008, we repurchased approximately 1.0 million shares of our common stock for an average price paid per share of $23.55. The cost of these treasury shares is shown as a reduction of stockholders’ equity on the Consolidated Balance Sheet. At June 30, 2008 there were approximately 5.5 million shares remaining available for repurchase under the share buy-back program.

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

Pension contributions

We have several defined benefit pension plans. We expect to contribute approximately $75 million in cash to our pension plans during 2008. We made cash contributions of approximately $37 million to the plans during the six months ended June 30, 2008. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to us, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws and market conditions.

Derivatives

To mitigate some of the near-term volatility in our earnings and cash flows, we use derivative financial instruments to hedge certain exposures, principally energy- and currency-related. Our current hedging practice has been to hedge a variable percentage of certain energy and energy-related exposures on a rolling forward basis, with primary emphasis on the next six months. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer-term exposure.

Fair Value Measurement

As of January 1, 2008 we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”) for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a recurring basis (at least annually). As described more fully in Note 18, this statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The effect of the adoption of this statement was not material, resulting only in increased disclosures.

FAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Our cash equivalents and derivative assets are reported at fair value under FAS 157. Cash equivalents, by their nature, utilize Level 1 inputs in determining fair value. The Company measures the value of its natural gas hedge and foreign currency forward contracts under Level 2 inputs as defined by FAS 157. The fair value the Company’s natural gas hedges is determined by a mark to market valuation based on forward curves using observable market prices and the fair value of its foreign currency forward contracts is determined using observable market transactions in over-the-counter markets. See Note 18 for further disclosures related to FAS 157.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Off balance sheet arrangements

We have entered into limited off balance sheet arrangements, as defined under Securities and Exchange Commission rules, in the ordinary course of business. These arrangements include guarantees with respect to unconsolidated affiliates and other entities. In addition, we have a limited amount of unrecorded contingent payment obligations under acquisition purchase agreements which are not material. There were no material changes to these arrangements in the six months ended June 30, 2008, and we do not believe these arrangements will have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. During the first six months of 2008, there were no material changes to such contractual obligations outside the ordinary course of our business.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by OSHA. For the six month period ending June 30, 2008, the Company reduced workplace injuries by 45%, compared with its 2007 year - end rate.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement became effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. On February 12, 2008 the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of SFAS 157. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The effect of the adoption of this statement was not material. The Company is currently in the process of evaluating the impact of adopting this pronouncement for other nonfinancial assets or liabilities.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At June 30, 2008, we had environmental remediation liabilities as a PRP at 40 sites. Our environmental liabilities at 20 of these sites will be resolved pursuant to the terms of the Debtors’ Plan of Reorganization and will be paid out of the Non-Tax Bankruptcy Reserve described in Note 20. At the other 20 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2008, our reserve for such liabilities was $9 million, of which $4 million is recorded in the Non-Tax Bankruptcy Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to the Company’s Annual Report on Form 10-K for the year ended December  31, 2007 for the Company’s quantitative and qualitative disclosures about market risk.

ITEM 4.     CONTROLS AND PROCEDURES

The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”) and (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

ITEM 4.    CONTROLS AND PROCEDURES (continued)

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

On September 1, 2006, various members of OCD’s Investment Review Committee were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor OCD is named in the lawsuit but such individuals would have a contingent indemnification claim against OCD. The suit, brought by former employees of OCD, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in an OCD company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the Company’s Motion for Summary Judgment. On April 15, 2008, the Company filed a Motion for Reconsideration, which is still pending. The court has entered a scheduling order under which the plaintiffs filed a Motion for Class Certification on May 2, 2008. The Motion for Class Certification is still pending. A settlement conference was conducted by the court on June 25, 2008. The parties were unable to reach an agreement on settlement. The parties are currently conducting discovery. The trial is scheduled for September 2009.

Certain of the defendants in the lawsuit described above are officers or directors of the Company.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2008	7	*	$19.105	—	6,537,292
May 1-31, 2008	14	*	25.580	—	6,537,292
June 1-30, 2008	1,031,039		23.546	1,031,039	5,506,253

Total	1,031,060		$23.546	1,031,039

*	The Company withholds shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees. During the second quarter, 21 shares were withheld.
**	On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at our discretion. During the three months ended June 30, 2008, we repurchased approximately 1.0 million shares of our common stock for an average price paid per share of $23.55. The cost of these treasury shares is shown as a reduction of stockholders’ equity on the Consolidated Balance Sheet. At June 30, 2008 there were approximately 5.5 million shares remaining available for repurchase under the share buy-back program.

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

No matter was submitted to a vote of security holders during the quarter ended June 30, 2008.

ITEM 5.    OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.    EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	July 30, 2008	By:	/s/ Duncan J. Palmer
Duncan J. Palmer
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	July 30, 2008	By:	/s/ Mark W. Mayer
Mark W. Mayer
Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1	Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-in-Possession (as Modified) (incorporated by reference to Exhibit 2.1 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.2	Bankruptcy Court Order Confirming the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.1 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.3	Bankruptcy Court Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.2 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.4	District Court Order Affirming the Bankruptcy Court’s Order Confirming the Sixth Amended Joint Plan of Reorganization (as Modified) and Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.3 of Owens Corning Sales, LLC’s current report on Form 8-K (File No. 1-3660), filed September 29, 2006).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Owens Corning’s current report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.1	Third Supplemental Indenture, dated as of April 24, 2008, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (filed herewith).

4.2	Joinder Agreement to the Subsidiaries Guaranty, dated as of April 24, 2008, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (filed herewith).

4.3	Joinder Agreement to the Intercompany Subordination Agreement, dated as of April 24, 2008, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (filed herewith).

10.1	Joinder Agreement to the Subsidiaries Guaranty, dated as of April 24, 2008, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (filed as Exhibit 4.2 hereto).

10.2	Joinder Agreement to the Intercompany Subordination Agreement, dated as of April 24, 2008, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (filed as Exhibit 4.3 hereto).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.1	Subsidiaries of Owens Corning (filed herewith).