Form 10-Q
period 2008-09-30
Owens Corning
filed 2008-10-29
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of October 15, 2008, 128,199,856 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

(i)

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET SALES	$1,629	$1,268	$4,556	$3,674
COST OF SALES	1,373	1,055	3,861	3,036

Gross margin	256	213	695	638
OPERATING EXPENSES
Marketing and administrative expenses	151	102	458	365
Science and technology expenses	16	15	52	46
Restructuring costs (credits)	2	(1)	8	(3)
Chapter 11-related reorganization items	—	1	—	4
Employee emergence equity program expense	6	8	20	28
Gain (loss) on sale of fixed assets and other	(17)	5	(24)	7

Total operating expenses	158	130	514	447

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	98	83	181	191
Interest expense, net	29	27	90	90

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	69	56	91	101
Income tax expense	880	16	884	30

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(811)	40	(793)	71
Minority interest and equity in net earnings (loss) of affiliates	1	(2)	(1)	(4)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(810)	38	(794)	67
Discontinued operations
Earnings from discontinued operations, net of tax of $3 and $5, respectively, for each of the three months and nine months ended September 30, 2007	—	8	—	9
Gain on sale of discontinued operations, net of tax of $41	—	66	—	66

Total earnings from discontinued operations	—	74	—	75

NET EARNINGS (LOSS)	$(810)	$112	$(794)	$142

BASIC EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	$(6.36)	$0.30	$(6.17)	$0.52
Earnings from discontinued operations	—	0.57	—	0.59

Basic net earnings (loss) per common share	$(6.36)	$0.87	$(6.17)	$1.11

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	$(6.36)	$0.30	$(6.17)	$0.52
Earnings from discontinued operations	—	0.57	—	0.58

Diluted net earnings (loss) per common share	$(6.36)	$0.87	$(6.17)	$1.10

WEIGHTED AVERAGE COMMON SHARES
Basic	127.4	128.4	128.6	128.3
Diluted	127.4	129.0	128.6	128.9

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76	$135
Receivables, less allowances of $22 in 2008 and $23 in 2007	957	721
Inventories	810	821
Restricted cash – disputed distribution reserve	31	33
Assets held for sale – current	9	53
Other current assets	115	92

Total current assets	1,998	1,855
Property, plant and equipment, net	2,782	2,776
Goodwill	1,124	1,174
Intangible assets	1,204	1,210
Deferred income taxes	—	484
Assets held for sale – non-current	5	174
Other non-current assets	227	199

TOTAL ASSETS	$7,340	$7,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,294	$1,137
Accrued interest	31	12
Short-term debt	40	47
Long-term debt – current portion	5	10
Liabilities held for sale – current	6	40

Total current liabilities	1,376	1,246
Long-term debt, net of current portion	2,045	1,993
Pension plan liability	78	146
Other employee benefits liability	294	293
Deferred income taxes	291	—
Liabilities held for sale – non-current	1	8
Other liabilities	116	161
Commitments and contingencies (Note 13)
Minority interest	42	37
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share
10 shares authorized; none issued or outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, par value $0.01 per share
400 shares authorized; 131.7 and 130.8 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1	1
Additional paid in capital	3,816	3,784
Accumulated earnings (deficit)	(763)	31
Accumulated other comprehensive earnings	109	173
Cost of common stock in treasury; 2.9 shares at September 30, 2008	(66)	(1)

Total stockholders’ equity	3,097	3,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,340	$7,872

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended September 30,
	2008	2007
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings (loss)	$(794)	$142
Adjustments to reconcile net earnings (loss) to cash used for operating activities:
Depreciation and amortization	240	239
Gain on sale of businesses and fixed assets	(49)	(110)
Impairment of fixed and intangible assets	11	22
Deferred income taxes	857	43
Provision for pension and other employee benefits liabilities	29	31
Employee emergence equity program expense	20	28
Stock-based compensation expense	15	6
Decrease in restricted cash – disputed distribution reserve	2	31
Payments related to Chapter 11 filings	(2)	(26)
Increase in receivables	(264)	(161)
Increase in inventories	(25)	(31)
Increase in prepaid and other assets	(19)	(1)
Increase (decrease) in accounts payable and accrued liabilities	54	(113)
Pension fund contribution	(69)	(117)
Payments for other employee benefits liabilities	(18)	(20)
Other	(5)	(2)

Net cash flow used for operating activities	(17)	(39)

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	(294)	(167)
Investment in subsidiaries and affiliates, net of cash acquired	—	(31)
Proceeds from the sale of assets or affiliates	269	437

Net cash flow provided by (used for) investing activities	(25)	239

NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from long-term debt	12	617
Payments on long-term debt	(8)	(78)
Proceeds from revolving credit facility	457	383
Payments on revolving credit facility	(415)	(383)
Payment of note payable to 524(g) Trust	—	(1,390)
Net increase (decrease) in short-term debt	(7)	3
Purchases of treasury stock	(62)	—

Net cash flow used for financing activities	(23)	(848)

Effect of exchange rate changes on cash	6	9

NET DECREASE IN CASH AND CASH EQUIVALENTS	(59)	(639)
Cash and cash equivalents at beginning of period	135	1,089

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76	$450

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

The Consolidated Financial Statements included in this Report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair presentation of the results for the periods indicated, which, however, are not necessarily indicative of results that may be expected for the full year. The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. During the three months ended September 30, 2008 the Company recorded expenses of $7 million pretax related to prior periods in 2008 and the fourth quarter of 2007. The effect was not material to the previously issued financial statements. Certain reclassifications have been made to the periods presented for 2007 to conform to the classifications used in the periods presented for 2008.

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

In the third quarter of 2007, the Company divested its Siding Solutions business, a component of its Other Building Materials and Services segment, and its Fabwel unit, a component of its Composite Solutions segment. See Note 7 for a detailed discussion of these transactions. The impact of these transactions has been segregated from the continuing operations of the Company and reclassified into discontinued operations in the Consolidated Statement of Earnings (Loss) for all prior periods presented in this Report. The prior period Statement of Cash Flows has not been recast.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.    SEGMENT DATA (continued)

NET SALES

The following table summarizes our net sales by segment and geographic region for the three months and nine months ended September 30, 2008 and 2007 (in millions). External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Reportable Segments

Composite Solutions	$589	$397	$1,915	$1,152
Insulating Systems	412	462	1,198	1,322
Roofing and Asphalt	616	379	1,397	1,099
Other Building Materials and Services	67	78	189	234

Total reportable segments	1,684	1,316	4,699	3,807
Corporate eliminations (1)	(55)	(48)	(143)	(133)

Consolidated net sales	$1,629	$1,268	$4,556	$3,674

External Customer Sales by Geographic Region

United States	$1,073	$911	$2,789	$2,667
Europe	309	129	999	382
Canada and other	247	228	768	625

NET SALES	$1,629	$1,268	$4,556	$3,674

(1)	Included in corporate eliminations are inter-segment sales, primarily from the Composite Solutions segment to the Roofing and Asphalt segment. Those eliminations were approximately $40 million and $30 million in the three months ended September 30, 2008 and 2007, respectively, and approximately $109 million and $92 million in the nine months ended September 30, 2008 and 2007, respectively. The remaining inter-segment sales eliminations are not material to any other segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.    SEGMENT DATA (continued)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

Earnings (loss) from continuing operations before interest and taxes by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in earnings (loss) from continuing operations before interest and taxes for our reportable segments. The following table summarizes our reportable segment earnings (loss) before interest and taxes as well as the reconciliation to consolidated earnings (loss) from continuing operations before interest and taxes for the three months and nine months ended September 30, 2008 and 2007, respectively (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Reportable Segments

Composite Solutions	$54	$26	$189	$77
Insulating Systems	—	42	23	137
Roofing and Asphalt	95	15	115	36
Other Building Materials and Services	(3)	7	(11)	18 (a)

Total reportable segments	$146	$90	$316	$268

Reconciliation to Consolidated Earnings Before Interest and Taxes

Chapter 11-related reorganization items	$—	$(1)	$—	$(4)
Net precious metal lease (expense) income	(1)	3	(7)	6
Restructuring and other (costs) credits	(2)	1	(8)	3
Acquisition integration and transaction costs	(20)	(3)	(52)	(21)
Gains (losses) on sales of assets and other	16	—	36	(7)
Employee emergence equity program expense	(6)	(8)	(20)	(28)
Asset impairments	—	(11)	(10)	(11)
General corporate (expense) income	(35)	12	(74)	(15)

CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	$98	$83	$181	$191

(a)	Excludes $7 million of losses related to the exit of the HOMExperts service line.

3.    INVENTORIES

Inventories are summarized as follows (in millions):

	September 30, 2008	December 31, 2007
Finished goods	$544	$578
Materials and supplies	255	207

FIFO inventory	799	785
LIFO adjustment	11	36

Total inventories	$810	$821

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

	September 30, 2008
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	18	$175	$(19)	$156
Technology	19	210	(29)	181
Franchise and other agreements	14	33	(4)	29
Non-amortizable intangible assets:
Trademarks		838	—	838

Total intangible assets		$1,256	$(52)	$1,204

Goodwill		$1,124

	December 31, 2007
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	18	$173	$(10)	$163
Technology	19	201	(21)	180
Franchise and other agreements	14	32	(3)	29
In-process research and development		1	(1)	—
Non-amortizable intangible assets:
Trademarks		838	—	838

Total intangible assets		$1,245	$(35)	$1,210

Goodwill		$1,174

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Other Intangible Assets

The Company expects the amortization expense for amortizable intangible assets to be approximately $21 million in each of the next five fiscal years.

Goodwill

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composite Solutions	Insulating Systems	Roofing and Asphalt	Other Building Materials and Services	Total
Balance as of December 31, 2007	$78	$821	$222	$53	$1,174
Income tax adjustments (Note 17)	(17)	(16)	—	(17)	(50)

Balance as of September 30, 2008	$61	$805	$222	$36	$1,124

The Company tests goodwill and indefinite lived intangible assets for impairment during the fourth quarter of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” No testing was deemed necessary during the nine months ended September  30, 2008.

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	September 30, 2008	December 31, 2007
Land	$215	$244
Buildings and leasehold improvements	568	543
Machinery and equipment	2,242	2,156
Construction in progress	191	131

	3,216	3,074
Accumulated depreciation	(434)	(298)

Property, plant and equipment, net	$2,782	$2,776

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.    ACQUISITIONS (continued)

In connection with this acquisition, the Company initiated plans to integrate the acquired operations and recorded $24 million in exit-related liabilities during the fourth quarter of 2007 for severance to eliminate positions management believes will be redundant and costs related to exiting facilities and operations. When the Company finalizes its plans in 2008, there may be increases or decreases to the projected exit-related liabilities. The Company expects that these activities will be completed by 2011. For the nine months ended September 30, 2008, spending related to involuntary employee termination costs in conjunction with these actions totaled $7 million.

The Company is in the process of completing valuations of certain assets; thus, the allocation of the purchase price is subject to refinement. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

November 1, 2007
Cash	$56
Current assets	439
Other assets	8
Intangible assets	12
Property, plant and equipment, net	511

Total assets acquired	1,026

Current liabilities	277
Short-term debt	45
Long-term debt, current portion	3
Long-term debt	3
Pensions, OPEB and other	37

Total liabilities assumed	365
Minority interest	8

Net assets acquired	$653

The initial value assigned to intangible assets acquired was $12 million, which consisted of customer relationships of $8 million, with a weighted average useful life of 20 years, and technology of $4 million, with a weighted average useful life of 15 years. Included in technology was in-process research and development of $1 million which was immediately expensed in November 2007 and recorded within science and technology expense on the Consolidated Statements of Earnings (Loss) for the twelve months ended December 31, 2007.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7.    DIVESTITURES

On May 1, 2008 the Company completed the sale of two composite manufacturing plants in Battice, Belgium and Birkeland, Norway for $192 million of net cash proceeds plus the assumption of certain liabilities by the purchaser. A $10 million impairment charge was recorded in the first quarter of 2008 as cost of sales on the Consolidated Statement of Earnings (Loss) to write the property, plant and equipment of these facilities down to fair value less costs to sell. In the second quarter of 2008, the Company realized an additional loss of $1 million on the sale of these facilities which is included in the caption gain (loss) on sale of fixed assets and other on the Consolidated Statement of Earnings (Loss). These amounts are subject to post-closing adjustments. The sale of the two facilities completed required European Regulatory remedies associated with the Company’s acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses on November 1, 2007.

In August 2007, the Company completed the sale of its Siding Solutions business, a component of its Other Building Materials and Services segment, for net proceeds of approximately $368 million. The sale was a result of the Company’s strategic review of this business. In the third and fourth quarters of 2007, the Company recognized a combined pretax gain of approximately $115 million on the sale, which was inclusive of a purchase price adjustment related to working capital. The divested business included the Norandex/Reynolds distribution business and three siding manufacturing facilities. The results of operations for the Siding Solutions business are reported within discontinued operations in the Consolidated Statements of Earnings (Loss). The prior period Consolidated Statement of Cash Flows has not been recast.

Operating results of the Siding Solutions business were as follows for the three and nine months ended September 30, 2007 (in millions). There were no operations during 2008.

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Net sales	$150	$529
Earnings from discontinued operations	$16	$28
Income tax expense	(5)	(10)

Earnings from discontinued operations, net of taxes	$11	$18

In September 2007, the Company completed the sale of its Fabwel unit, a component of its Composite Solutions segment, for net proceeds of approximately $57 million, which was inclusive of an estimated contingent liability. The sale was a result of the Company’s strategic review of this business. In the third quarter of 2007, the Company recognized a pretax loss of $15 million on the sale. The results of operations for the Fabwel unit are reported within discontinued operations in the accompanying Consolidated Statements of Earnings (Loss). The prior period Consolidated Statement of Cash Flows has not been recast.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7.    DIVESTITURES (continued)

Operating results of the Fabwel unit were as follows for the three and nine months ended September 30, 2007 (in millions). There were no operations during 2008.

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Net sales	$24	$97
Loss from discontinued operations	$(5)	$(14)
Income tax benefit	2	5

Loss from discontinued operations, net of taxes	$(3)	$(9)

In the first quarter of 2007, the Company sold its remaining 40% ownership interest in Owens Corning South Africa (Pty) Ltd, for $12 million.

8.    ASSETS AND LIABILITIES HELD FOR SALE

In the third quarter of 2008, the Company committed to plans to sell the assets and liabilities of a certain facility as a result of the integration of the Acquisition. At September 30, 2008, assets and liabilities held for sale at this facility are comprised of $9 million of current assets and $7 million of liabilities.

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

In the fourth quarter of 2007 and throughout the first half of 2008, the Company committed to plans to sell the assets of certain manufacturing facilities as part of its restructuring plans described in Note 10. In the third quarter of 2008, circumstances arose that previously were considered unlikely and the Company decided not to sell the assets of one of these facilities. The related assets are now classified as held and used for all periods presented. Additionally, certain of the assets held for sale as part of the restructuring plan have been divested during the nine months ended September 30, 2008. At September 30, 2008, assets and liabilities held for sale as a result of the restructuring plans are comprised of $5 million of net property, plant and equipment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8.    ASSETS AND LIABILITIES HELD FOR SALE (continued)

As of September 30, 2008 and December 31, 2007 the assets and liabilities held for sale consist of the following (in millions):

	September 30, 2008	December 31, 2007
Current assets
Receivables, net	$3	$22
Inventories	6	31

Total current assets	9	53
Property, plant and equipment, net	5	174

Total assets	$14	$227

Accounts payable and accrued liabilities	$6	$40

Total current liabilities	6	40
Other long-term liabilities	1	8

Total liabilities	$7	$48

9.    WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities is as follows (in millions):

For the Nine Months Ended September 30, 2008
Beginning balance	$33
Amounts accrued for current year	10
Settlements of warranty claims	(10)
Amortization of fresh start present value adjustment	2

Ending balance	$35

10.    RESTRUCTURING OF OPERATIONS AND OTHER COSTS (CREDITS)

2007 Restructuring Plan

As a result of evaluating market conditions, actions were taken in the fourth quarter of 2007 to close certain facilities and reduce operating costs. During the three months and nine months ended September 30, 2008 the Company recorded $2 million and $8 million, respectively, of restructuring charges related to these actions. The Company anticipates that an additional $2 million in restructuring costs will be incurred throughout the remainder of 2008, and that payments related to these activities will continue into 2009.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.    RESTRUCTURING OF OPERATIONS AND OTHER COSTS (CREDITS) (continued)

Corporate

In the fourth quarter of 2007, the Company’s actions resulted in $7 million in restructuring charges related to severance costs for approximately 60 corporate positions and equity awards costs for all employees terminated as part of the restructuring plan. No additional charges were incurred in the nine months ended September 30, 2008.

Composite Solutions

In the fourth quarter of 2007, the Company’s actions resulted in $10 million in restructuring and other charges, comprised of $7 million in restructuring charges related to severance costs associated with the elimination of approximately 240 positions and $3 million in other charges related to impairment of fixed assets. Additional restructuring charges of $2 million were incurred in the three months ended September 30, 2008, for a total of $2 million incurred in the nine months ended September 30, 2008, related to other costs associated with these actions.

Insulating Systems

In the fourth quarter of 2007, the Company’s actions resulted in $20 million in restructuring and other charges, comprised of $7 million in restructuring charges related to severance costs associated with the elimination of approximately 230 positions due to work force reduction and plant closures and $13 million in other charges related to accelerated depreciation of fixed assets to be abandoned associated with the plant closures and capacity reductions. No additional restructuring charges were incurred in the three months ended September 30, 2008, and $5 million was incurred in the nine months ended September 30, 2008, related to severance costs associated with these actions.

Roofing and Asphalt

In the fourth quarter of 2007, the Company’s actions resulted in $10 million in restructuring and other charges, comprised of $4 million in restructuring charges and $6 million in other charges. The $4 million in restructuring charges is comprised of $3 million related to severance costs associated with the elimination of approximately 80 positions due to work force reduction and plant closures and $1 million associated with the termination of a contract. The $6 million in other charges consisted of $5 million of accelerated depreciation of fixed assets to be abandoned and a $1 million impairment of fixed assets associated with a plant closure. No additional charges were incurred in the nine months ended September 30, 2008.

Other Building Materials and Services

In the fourth quarter of 2007, the Company’s actions resulted in $10 million in restructuring and other charges, comprised of $6 million in restructuring charges and $4 million in other charges. The $6 million in restructuring charges is comprised of $2 million of severance costs associated with the elimination of approximately 130 positions due to reduction in work force and plant closures and $4 million associated with the termination of a contract. The $4 million in other charges consisted of $3 million of accelerated depreciation of fixed assets to be abandoned and a $1 million write-off of inventory due to plant closures. No additional restructuring charges were incurred in the three months ended September 30, 2008, and $1 million was incurred in the nine months ended September 30, 2008, related to other costs associated with these actions.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.    RESTRUCTURING OF OPERATIONS AND OTHER COSTS (CREDITS) (continued)

The following table summarizes the status of the liabilities from the Company’s restructuring actions (in millions):

	Beginning Balance December 31, 2007	Accruals	Payments	Ending Balance September 30, 2008	Cumulative Charges Incurred
Severance	$22	$5	$(18)	$9	$31
Contract termination	4	—	(4)	—	5
Other	—	3	(2)	1	3

Total	$26	$8	$(24)	$10	$39

2006 Restructuring Plan

In the three and nine months ended September 30, 2007, the Company recorded credits of $1 million and $3 million, respectively, related to a change in estimate of its 2006 restructuring actions.

11.    DEBT

Details of our outstanding long-term debt at September 30, 2008 and December 31, 2007 are as follows (in millions):

	September 30, 2008	December 31, 2007
6.50% Senior Notes, net of discount, due 2016	$648	$648
7.00% Senior Notes, net of discount, due 2036	539	539
Senior term loan, maturing in 2011	600	600
Revolving credit facility, maturing in 2011	182	140
Various capital leases, due through and beyond 2050	48	47
Other floating rate debt, maturing through 2017	27	20
Other fixed rate debt, with maturities up to 2022, at rates up to 11.0%	6	9

Total long-term debt	2,050	2,003
Less – current portion	5	10

Long-term debt, net of current portion	$2,045	$1,993

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

The Senior Notes are also guaranteed by each of the Company’s current and future material wholly-owned U.S. subsidiaries that is a borrower or a guarantor under the Credit Agreement (defined below). Each guaranty of the Senior Notes is a general unsecured obligation of the guarantors and ranks pari passu with all existing and future unsecured senior indebtedness of the subsidiary guarantors. The guarantees of the Senior Notes rank senior in right of payment to any subordinated indebtedness of the guarantors and are effectively subordinated to the guarantor’s secured indebtedness, to the extent of the value of the collateral securing such indebtedness.

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary.

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

The Senior Credit Facilities each have a five-year maturity. Proceeds from the revolving credit facility are available for general working capital needs and for other general corporate purposes. The revolving credit facility is comprised of a U.S. facility, a Canadian facility and a European facility. The Credit Agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates including the U.S. prime rate or LIBOR plus a spread, at our discretion.

Any obligations under the Senior Credit Facilities are unconditionally and irrevocably guaranteed by the Company’s current and future material wholly-owned U.S. subsidiaries. The Company had $64 million and $85 million of letters of credit outstanding under the revolving credit facility at September 30, 2008 and December 31, 2007, respectively.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.    DEBT (continued)

The Credit Agreement contains financial, affirmative and negative covenants that the Company believes are usual and customary for a senior unsecured credit agreement.

Short-Term Debt

At September 30, 2008, and December 31, 2007, short-term borrowings were $40 million and $47 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities maintained by the Company and certain of its U.S. and non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 5.2% and 5.3% at September 30, 2008 and December 31, 2007, respectively.

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

The following tables provide information regarding pension expense recognized during the periods indicated (in millions):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost

Service cost	$5	$1	$6	$6	$2	$8
Interest cost	15	7	22	14	6	20
Expected return on plan assets	(18)	(8)	(26)	(17)	(7)	(24)

Net periodic pension cost	$2	$—	$2	$3	$1	$4

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost

Service cost	$14	$4	$18	$17	$4	$21
Interest cost	44	21	65	43	19	62
Expected return on plan assets	(53)	(24)	(77)	(50)	(21)	(71)

Net periodic pension cost	$5	$1	$6	$10	$2	$12

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

Owens Corning expects to contribute $55 million in cash to the U.S. pension plans and $18 million in cash to the non-U.S. pension plans during 2008. The Company made cash contributions of $69 million to the plans during the nine months ended September 30, 2008.

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

The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. Plans for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Components of Net Periodic Benefit Cost

Service cost	$1	$1	$3	$3
Interest cost	4	5	13	14

Net periodic benefit cost	$5	$6	$16	$17

13.    CONTINGENT LIABILITIES AND OTHER MATTERS

Bankruptcy-Related Matters

In connection with the Debtors’ emergence from Chapter 11 bankruptcy proceedings, the Company established a Disputed Distribution Reserve (as discussed more fully in Note 20) funded in the initial amount of approximately $85 million for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date. The remaining reserve, in the amount of $31 million, is reflected as restricted cash on the Consolidated Balance Sheet as of September 30, 2008. See Note 20 to the Consolidated Financial Statements for a discussion of certain other bankruptcy-related matters.

Securities and Certain Other Litigation

On September 1, 2006, various members of OCD’s Investment Review Committee were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor OCD is named in the lawsuit but such individuals would have a contingent indemnification claim against OCD. The suit, brought by former employees of OCD, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in an OCD company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the defendants’ Motion for Summary Judgment. On April 15, 2008, the defendants filed a Motion for

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Reconsideration, which is still pending. The court has entered a scheduling order under which the plaintiffs filed a Motion for Class Certification on May 2, 2008. The Motion for Class Certification is still pending. The parties are currently conducting discovery. The trial is scheduled for September 2009.

Environmental Liabilities

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At September 30, 2008, we had environmental remediation liabilities as a PRP at 38 sites. Our environmental liabilities at 20 of these sites will be resolved pursuant to the terms of the Plan and will be paid out of the Non-Tax Bankruptcy Reserve described in Note 20. At the other 18 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2008, our reserve for such liabilities was $9 million, of which $4 million is recorded in the Non-Tax Bankruptcy Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

14.     STOCK COMPENSATION

2006 Stock Plan

In conjunction with the confirmation of the Plan (as described in Note 20), the Company’s 2006 Stock Plan was approved by the United States Bankruptcy Court for the District of Delaware. In accordance with Section 303 of the Delaware General Corporation Law, such approval constituted stockholder approval of the 2006 Stock Plan. The 2006 Stock Plan became effective on October 31, 2006, the date that the Debtors emerged from Chapter 11 Bankruptcy. In December 2007, the stockholders approved the Owens Corning 2006 Stock Plan, as amended and restated (“2006 Stock Plan”).

The 2006 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards to be made pursuant to the plan. Upon the Debtors’ emergence from Chapter 11, the Company made a one-time emergence equity grant of stock options and restricted stock to all employees. At September 30, 2008, the maximum number of shares remaining available under the 2006 Stock Plan for all stock awards was 5,812,105.

Stock Options

The Company has granted stock options under its employee emergence equity program and its executive compensation programs. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. No stock options were exercised or granted during the nine months ended September 30, 2008.

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

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2007 was $26.99.

The following table summarizes our share option activity during the nine months ended September 30, 2008:

	Nine Months Ended September 30, 2008
	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2007	2,163,170	$29.90
Options granted	—	—
Options exercised	—	—
Options forfeited	(48,800)	$30.00

Outstanding at September 30, 2008	2,114,370	$29.90

The following table summarizes information about options outstanding and exercisable at September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average		Options Exercisable	Weighted- Average Exercise Price
		Remaining Contractual Life	Exercise Price
$26.99 – $30.00	2,114,370	8.11	$29.90	—	$—

During the nine months ended September 30, 2008 and 2007, the Company recognized expense of $4 million and $6 million, respectively, related to the Company’s stock options, which was recorded under the caption employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). As of September 30, 2008 and 2007, there was $6 million and $13 million, respectively, of total unrecognized compensation cost related to stock options awards. The options outstanding as of September 30, 2008 and 2007 had no aggregate intrinsic value.

Restricted Stock Awards and Restricted Stock Units

The Company has granted restricted stock awards and restricted stock units under its employee emergence equity program, Board of Director compensation program, long-term incentive program (“LTIP”) and officer appointment program. Compensation expense for restricted stock is generally measured based on the market price of the stock on the date of grant and is recognized on a straight-line basis over the vesting period. These grants are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2011.

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

The weighted-average grant-date fair value of the restricted stock granted during the nine months ended September 30, 2007 was $32.47.

A summary of the status of the Company’s plans that had restricted stock issued as of September 30, 2008 and changes during the nine months ended September 30, 2008 are presented below.

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2007	3,367,282	$29.57
Granted	715,845	$19.91
Vested	(31,900)	$17.61
Forfeited	(97,691)	$29.95

Nonvested at September 30, 2008	3,953,536	$27.90

During each of the nine months ended September 30, 2008 and 2007, the Company recognized expense of $24 million related to the Company’s restricted stock awards, of which $16 million and $22 million, respectively, was recorded under the caption employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). As of September 30, 2008 and 2007, there was $35 million and $49 million, respectively, of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted average period of 1.37 years and 2.14 years, respectively. The total fair value of shares vested was less than $1 million during each of the nine months ended September 30, 2008 and 2007.

Performance Stock Awards and Performance Stock Units

The Company has granted contingent performance stock awards as a part of its LTIP, of which fifty percent will be settled in stock and fifty percent will be settled in cash. The actual award amount earned for the performance period is contingent on meeting various company-wide performance goals. Compensation expense for performance stock settled in stock is measured based on the market price of the stock on the date of grant and is recognized on a straight-line basis over the vesting period. Compensation expense for performance stock settled in cash is measured based on the market price of the stock at the end of each quarter and is recognized on a straight-line basis over the vesting period.

The initial valuation of all performance stock granted assumes that performance goals will be achieved. This assumption is monitored each quarter and if it becomes probable that such goals will not be achieved or will be exceeded, compensation cost recognized will be adjusted and previous surplus compensation cost recognized will

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.    STOCK COMPENSATION (continued)

be reversed or additional cost will be recognized. This assumption was adjusted during the three months ended June 30, 2008 as the Company expects a higher level of achievement toward its company-wide performance goals than was previously provided for as performance-based compensation expense. These grants are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination over various periods ending in 2010.

The weighted-average grant-date fair value of the performance stock awards granted during the nine months ended September 30, 2007 was $34.06.

A summary of the status of the Company’s plans that had performance stock issued as of September 30, 2008, and changes during the nine months ended September 30, 2008, are presented below.

	Nine Months Ended September 30, 2008
	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2007	123,562	$27.14
Granted	582,102	$21.32
Vested	—	—
Forfeited	(25,070)	$27.11

Nonvested at September 30, 2008	680,594	$22.42

During the nine months ended September 30, 2008 and 2007, the Company recognized expense of $7 million and $2 million, respectively, related to the Company’s performance stock. As of September 30, 2008 and 2007, there was $17 million and $4 million, respectively, of total unrecognized compensation cost related to performance stock. That cost is expected to be recognized over a weighted-average period of 2.4 years and 2.3 years, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.    EARNINGS (LOSS) PER SHARE

The following table reconciles the weighted-average number of shares used in the basic earnings (loss) per share calculation to the weighted-average number of shares used to compute diluted earnings (loss) per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Earnings (loss) from continuing operations	$(810)	$38	$(794)	$67
Earnings from discontinued operations	—	74	—	75

Net earnings (loss)	$(810)	$112	$(794)	$142

Weighted-average number of shares outstanding used for basic earnings per share	127.4	128.4	128.6	128.3
Non-vested restricted shares	—	0.6	—	0.6

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	127.4	129.0	128.6	128.9

Basic earnings (loss) per common share
Earnings (loss) from continuing operations	$(6.36)	$0.30	$(6.17)	$0.52
Earnings from discontinued operations	—	0.57	—	0.59

Basic net earnings (loss) per common share	$(6.36)	$0.87	$(6.17)	$1.11

Diluted earnings (loss) per common share
Earnings (loss) from continuing operations	$(6.36)	$0.30	$(6.17)	$0.52
Earnings from discontinued operations	—	0.57	—	0.58

Diluted net earnings (loss) per common share	$(6.36)	$0.87	$(6.17)	$1.10

Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at our discretion. During the three months and nine months ended September 30, 2008, we repurchased approximately 1.9 million shares and 2.9 million shares, respectively, of our common stock for an average price paid per share of $22.23 and $22.70, respectively. The cost of these treasury shares is shown as a reduction of stockholders’ equity on the Consolidated Balance Sheet. At September 30, 2008 there were approximately 3.6 million shares remaining available for repurchase under the share buy-back program.

For the three months and nine months ended September 30, 2008, the number of shares used in the calculation of diluted loss per share did not include 1.5 million and 1.1 million, respectively, of non-vested restricted shares, 2.1 million for each period of common equivalent shares of deferred awards, 17.5 million for each period of common equivalent shares from Series A Warrants and 7.8 million for each period of common equivalent shares from Series B Warrants due to their anti-dilutive effect.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.    EARNINGS (LOSS) PER SHARE (continued)

For the three months and nine months ended September 30, 2007, the number of shares used in the calculation of diluted earnings per share did not include 2.2 million common equivalent shares of deferred awards, 17.5 million common equivalent shares from Series A Warrants and 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

16.    COMPREHENSIVE EARNINGS (LOSS)

The following table presents comprehensive earnings (loss) for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net earnings (loss)	$(810)	$112	$(794)	$142
Currency translation adjustment	(90)	31	(50)	59
Pension and other postretirement adjustment	(3)	—	(3)	1
Deferred income (loss) on hedging	(22)	(1)	(11)	3

Comprehensive earnings (loss)	$(925)	$142	$(858)	$205

The currency translation adjustment for the three months and nine months ended September 30, 2008 is the result of the translation effect of the strengthening of the U.S. dollar in comparison to foreign currencies.

17.    INCOME TAXES

In the third quarter of 2008, the Company recorded a non-cash charge of $899 million to establish an accounting valuation allowance against its U.S. deferred tax assets, related to its net operating losses, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This non-cash charge resulted in income tax expense for the three and nine months ended September 30, 2008 of $880 million and $884 million, respectively, compared to $16 million and $30 million, respectively, for the three and nine months ended September 30, 2007.

In line with the guidelines provided in FAS 109, the valuation allowance was recorded based on the Company’s U.S. losses before income taxes over 2007 and 2008 so far and its current estimates for near-term U.S. results, which have been adversely impacted by the continuing decline in U.S. housing starts. Taking this charge will have no impact on the Company’s ability to utilize its U.S. net operating losses to offset future U.S. profits. The Company continues to believe that it ultimately will have sufficient U.S. profitability during the remaining tax loss carryforward period to realize substantially all of the economic value of the net operating losses before they expire. For federal tax purposes, the net operating losses begin to expire in 2026. For state tax purposes, the expiration period could be shorter. The Company will periodically review the accounting valuation allowance and will reverse the charge partially or totally, when, and if, appropriate under FAS 109.

During the third quarter of 2008, the Company filed its 2007 federal income tax returns, effectively settled an income tax audit and revised its estimates of refund claims filed. These events resulted in changes in deferred taxes, the release of FIN 48 tax reserves and a reduction of taxes receivable. These items resulted in a decrease of $51 million in goodwill.

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

Items Measured at Fair Value on a Recurring Basis

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of September 30, 2008 (in millions):

Assets:	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$7	$7	$—	$—
Derivative assets	2	—	2	—

Total assets	$9	$7	$2	$—

Liabilities:
Derivative liabilities	$(12)	$—	$(12)	$—

Total liabilities	$(12)	$—	$(12)	$—

Cash equivalents, by their nature, utilize Level 1 inputs in determining fair value. The Company measures the value of its natural gas hedge contracts and foreign currency forward contracts under Level 2 inputs as defined by FAS 157. The fair value of the Company’s natural gas hedges is determined by a mark to market valuation based on forward curves using observable market prices and the fair value of its foreign currency forward contracts is determined using observable market transactions in over-the-counter markets.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.    FAIR VALUE MEASUREMENT (continued)

It is the Company’s policy to offset the fair value amounts recognized for derivative instruments and fair value amounts recognized for cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. As of September 30, 2008 there were no collateral amounts recognized.

19.    ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States for nongovernmental entities. This statement is effective on November 18, 2008. The Company does not expect the adoption of this statement to have a material impact on its Consolidated Financial Statements.

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

20.    EMERGENCE FROM CHAPTER 11 PROCEEDINGS

Background

On October 5, 2000 (the “Petition Date”), OCD and the 17 U.S. subsidiaries listed below (collectively with OCD, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “USBC”):

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

Following a Confirmation Hearing on September 18, 2006, the USBC entered an Order on September 26, 2006 (the “Confirmation Order”), confirming the Debtors’ Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (as Modified) (the “Plan”), and the Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-In-Possession (the “Findings of Fact and Conclusions of Law”). On September 28, 2006, the U.S. District Court for the District of Delaware entered an order affirming the Confirmation Order and the Findings of Fact and Conclusions of Law. Pursuant to the Confirmation Order, the Plan became effective in accordance with its terms on October 31, 2006 (the “Effective Date”).

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

Pursuant to the terms of the Plan, the Company is obligated to make certain additional payments to certain creditors, including certain payments to holders of administrative expense priority claims and professional advisors in the Chapter 11 Cases. The Company had reserved approximately $34 million as of September 30, 2008 to pay remaining claims in the Bankruptcy, of which approximately $32 million relate to non-tax claims (the “Non-Tax Bankruptcy Reserve”). Pursuant to the Plan, the Company has established a Disputed Distribution Reserve, funded in the amount of approximately $31 million as of September 30, 2008, which is reflected as restricted cash in the Consolidated Balance Sheet, for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,121	$600	$(92)	$1,629
COST OF SALES	(11)	983	493	(92)	1,373

Gross margin	11	138	107	—	256
OPERATING EXPENSES
Marketing and administrative expenses	15	79	57	—	151
Science and technology expenses	—	13	3	—	16
Restructuring costs	—	2	—	—	2
Employee emergence equity program expense	—	5	1	—	6
(Gain) loss on sale of fixed assets and other	(29)	20	(8)	—	(17)

Total operating expenses	(14)	119	53	—	158

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	25	19	54	—	98
Interest expense, net	28	—	1	—	29

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(3)	19	53	—	69
Income tax expense	28	843	9	—	880

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(31)	(824)	44	—	(811)
Equity in net earnings (loss) of subsidiaries	(779)	44	—	735	—
Minority interest and equity in net earnings (loss) of affiliates	—	1	—	—	1

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(810)	(779)	44	735	(810)
Earnings from discontinued operations, net of tax	—	—	—	—	—

NET EARNINGS (LOSS)	$(810)	$(779)	$44	$735	$(810)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$937	$390	$(59)	$1,268
COST OF SALES	—	808	306	(59)	1,055

Gross margin	—	129	84	—	213
OPERATING EXPENSES
Marketing and administrative expenses	2	80	20	—	102
Science and technology expenses	—	13	2	—	15
Restructuring credits	—	(1)	—	—	(1)
Chapter 11-related reorganization items	—	1	—	—	1
Employee emergence equity program expense	—	7	1	—	8
(Gain) loss on sale of fixed assets and other	16	(31)	20	—	5

Total operating expenses	18	69	43	—	130

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	(18)	60	41	—	83
Interest (income) expense, net	33	(7)	1	—	27

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(51)	67	40	—	56
Income tax expense (benefit)	(20)	26	10	—	16

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(31)	41	30	—	40
Equity in net earnings (loss) of subsidiaries	143	48	—	(191)	—
Minority interest and equity in net earnings (loss) of affiliates	—	(1)	(1)	—	(2)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	112	88	29	(191)	38
Discontinued operations
Earnings (loss) from discontinued operations, net of tax	—	9	(1)	—	8
Gain on sale of discontinued operations, net of tax	—	46	20	—	66

Total earnings from discontinued operations	—	55	19	—	74

NET EARNINGS (LOSS)	$112	$143	$48	$(191)	$112

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$2,905	$1,876	$(225)	$4,556
COST OF SALES	(43)	2,593	1,536	(225)	3,861

Gross margin	43	312	340	—	695
OPERATING EXPENSES
Marketing and administrative expenses	84	234	140	—	458
Science and technology expenses	—	37	15	—	52
Restructuring costs	—	3	5	—	8
Employee emergence equity program expense	—	15	5	—	20
(Gain) loss on sale of fixed assets and other	(49)	99	(74)	—	(24)

Total operating expenses	35	388	91	—	514

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	8	(76)	249	—	181
Interest (income) expense, net	88	(3)	5	—	90

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(80)	(73)	244	—	91
Income tax expense	20	824	40	—	884

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(100)	(897)	204	—	(793)
Equity in net earnings (loss) of subsidiaries	(694)	204	—	490	—
Minority interest and equity in net earnings (loss) of affiliates	—	(1)	—	—	(1)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(794)	(694)	204	490	(794)
Earnings from discontinued operations, net of tax	—	—	—	—	—

NET EARNINGS (LOSS)	$(794)	$(694)	$204	$490	$(794)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$2,743	$1,122	$(191)	$3,674
COST OF SALES	—	2,347	880	(191)	3,036

Gross margin	—	396	242	—	638
OPERATING EXPENSES
Marketing and administrative expenses	71	235	59	—	365
Science and technology expenses	—	41	5	—	46
Restructuring credits	—	(3)	—	—	(3)
Chapter 11-related reorganization items	—	3	1	—	4
Employee emergence equity program expense	3	20	5	—	28
(Gain) loss on sale of fixed assets and other	(75)	28	54	—	7

Total operating expenses	(1)	324	124	—	447

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	1	72	118	—	191
Interest (income) expense, net	97	(9)	2	—	90

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(96)	81	116	—	101
Income tax expense (benefit)	(27)	25	32	—	30

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(69)	56	84	—	71
Equity in net earnings (loss) of subsidiaries	211	102	—	(313)	—
Minority interest and equity in net earnings (loss) of affiliates	—	(2)	(2)	—	(4)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	142	156	82	(313)	67
Discontinued operations
Earnings from discontinued operations, net of tax	—	9	—	—	9
Gain on sale of discontinued operations, net of tax	—	46	20	—	66

Total earnings from discontinued operations	—	55	20	—	75

NET EARNINGS (LOSS)	$142	$211	$102	$(313)	$142

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$45	$31	$—	$76
Receivables, net	—	506	451	—	957
Due from affiliates	241	736	254	(1,231)	—
Inventories	—	496	314	—	810
Restricted cash – disputed distribution reserve	—	31	—	—	31
Assets held for sale – current	—	—	9	—	9
Other current assets	3	46	66	—	115

Total current assets	244	1,860	1,125	(1,231)	1,998

Investment in subsidiaries	5,335	1,376	—	(6,711)	—
Property, plant and equipment, net	451	1,258	1,073	—	2,782
Goodwill	—	1,104	20	—	1,124
Intangible assets	—	1,081	123	—	1,204
Assets held for sale – non-current	—	5	—	—	5
Other non-current assets	23	52	152	—	227

TOTAL ASSETS	$6,053	$6,736	$2,493	$(7,942)	$7,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$(4)	$721	$577	$—	$1,294
Due from affiliates	952	20	259	(1,231)	—
Accrued interest	28	2	1	—	31
Short-term debt	10	10	20	—	40
Long-term debt – current portion	—	2	3	—	5
Liabilities held for sale – current	—	—	6	—	6

Total current liabilities	986	755	866	(1,231)	1,376

Long-term debt, net of current portion	1,970	34	41		2,045
Pension plan liability	—	5	73	—	78
Other employee benefits liability	—	271	23	—	294
Deferred income taxes	—	245	46	—	291
Liabilities held for sale – non-current	—	—	1	—	1
Other liabilities	—	91	25	—	116
Commitments and contingencies
Minority interest	—	—	42	—	42
STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,816	5,920	1,069	(6,989)	3,816
Accumulated earnings (deficit)	(763)	(585)	307	278	(763)
Accumulated other comprehensive earnings	109	—	—	—	109
Cost of common stock in treasury	(66)	—	—	—	(66)

Total stockholders’ equity	3,097	5,335	1,376	(6,711)	3,097

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,053	$6,736	$2,493	$(7,942)	$7,340

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$40	$95	$—	$135
Receivables, net	—	246	475	—	721
Due from affiliates	135	629	115	(879)	—
Inventories	—	518	303	—	821
Restricted cash – disputed distribution reserve	—	33	—	—	33
Assets held for sale – current	—	—	53	—	53
Other current assets	—	48	44	—	92

Total current assets	135	1,514	1,085	(879)	1,855

Investment in subsidiaries	5,868	1,378	—	(7,246)	—
Due from affiliates	—	25	—	(25)	—
Property, plant and equipment, net	472	1,262	1,042	—	2,776
Goodwill	—	1,146	28	—	1,174
Intangible assets	—	1,095	115	—	1,210
Deferred income taxes	20	505	(41)	—	484
Assets held for sale – non-current	—	1	173	—	174
Other non-current assets	16	79	104	—	199

TOTAL ASSETS	$6,511	$7,005	$2,506	$(8,150)	$7,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$(2)	$558	$581	$—	$1,137
Due from affiliates	587	81	211	(879)	—
Accrued interest	10	1	1	—	12
Short-term debt	—	—	47	—	47
Long-term debt – current portion	—	1	9	—	10
Liabilities held for sale – current	—	—	40	—	40

Total current liabilities	595	641	889	(879)	1,246

Long-term debt, net of current portion	1,928	20	45	—	1,993
Due from affiliates	—	—	25	(25)	—
Pension plan liability	—	53	93	—	146
Other employee benefits liability	—	269	24	—	293
Liabilities held for sale –non-current	—	—	8	—	8
Other liabilities	—	154	7	—	161
Commitments and contingencies
Minority interest	—	—	37	—	37
STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,784	5,759	1,275	(7,034)	3,784
Accumulated earnings (deficit)	31	109	103	(212)	31
Accumulated other comprehensive earnings	173	—	—	—	173
Cost of common stock in treasury	(1)	—	—	—	(1)

Total stockholders’ equity	3,988	5,868	1,378	(7,246)	3,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,511	$7,005	$2,506	$(8,150)	$7,872

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$—	$200	$(217)	$—	$(17)

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	(66)	(148)	(80)	—	(294)
Proceeds from the sale of assets or affiliates	22	(3)	250	—	269

Net cash flow provided by (used for) investing activities	(44)	(151)	170	—	(25)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	12	—	12
Payments on long-term debt	—	—	(8)	—	(8)
Proceeds from revolving credit facility	457	—	—	—	457
Payments on revolving credit facility	(415)	—	—	—	(415)
Net increase (decrease) in short-term debt	10	10	(27)	—	(7)
Purchases of treasury stock	(62)	—	—	—	(62)
Parent loans and advances	54	(54)	—	—	—

Net cash flow provided by (used for) financing activities	44	(44)	(23)	—	(23)

Effect of exchange rate changes on cash	—	—	6	—	6

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	5	(64)	—	(59)
Cash and cash equivalents at beginning of period	—	40	95	—	135

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$45	$31	$—	$76

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$—	$(144)	$105	$—	$(39)

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	—	(130)	(37)	—	(167)
Investment in subsidiaries and affiliates, net of cash acquired	—	(1)	(30)	—	(31)
Proceeds from the sale of assets or affiliates	394	12	31	—	437

Net cash flow provided by (used for) investing activities	394	(119)	(36)	—	239

NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from long-term debt	600	6	11	—	617
Payments on long-term debt	(41)	(19)	(18)	—	(78)
Payments on revolving credit facility	(383)	—	—	—	(383)
Proceeds from revolving credit facility	383	—	—	—	383
Payment of note payable to 524(g) Trust	—	(1,390)	—	—	(1,390)
Net increase in short-term debt	—	—	3	—	3
Parent loans and advances	(884)	884	—	—	—

Net cash flow used for financing activities	(325)	(519)	(4)	—	(848)

Effect of exchange rate changes on cash	—	—	9	—	9

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	69	(782)	74	—	(639)
Cash and cash equivalents at beginning of period	—	906	183	—	1,089

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69	$124	$257	$—	$450

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes to the Consolidated Financial Statements. References to the “Consolidated Financial Statements” refer to the Consolidated Financial Statements included in this Report. Unless the context requires otherwise, the terms “Owens Corning”, “Company”, “we” and “our” in this Report refer to Owens Corning and its subsidiaries. All per share information discussed below is on a diluted basis.

GENERAL BUSINESS OVERVIEW

Owens Corning is headquartered in Toledo, Ohio. Owens Corning is a leading global producer of glass fiber used in residential and commercial building materials and glass fiber reinforcements widely used in composite materials for buildings, infrastructure, consumer, transportation and other applications. We maintain leading market positions in all of our major product categories.

We operate within two general product categories: composites systems, which includes our Composite Solutions reportable segment; and building materials, which includes our Insulating Systems, Roofing and Asphalt and Other Building Materials and Services reportable segments. Through these lines of business, we manufacture and sell products worldwide. We estimate that net sales by end market in the nine months ended September 30, 2008 were 20% U.S. and Canada new residential construction, 28% U.S. and Canada residential repair and remodeling, 19% U.S. and Canada commercial and industrial and 33% outside the U.S. and Canada.

Composites systems

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

On November 1, 2007, the Company completed its acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses (the “Acquisition”). Operating results of these businesses are included in our Composite Solutions segment and our Consolidated Financial Statements beginning November 1, 2007. To complete required regulatory remedies associated with the Acquisition, we sold two composite manufacturing plants in Battice, Belgium and Birkeland, Norway (the “Divestiture”) on May 1, 2008.

Our Composite Solutions segment experienced sales growth during the first nine months of 2008 primarily related to the Acquisition. Excluding the impact of the Acquisition, volumes were flat year-to-date 2008 compared to the same period in the prior year. For the third quarter of 2008 compared to 2007, volumes declined slightly. Selling prices for some products in this segment increased slightly compared to the year-to-date period in 2007. Throughout 2008, we have continued to see significant inflationary pressures globally, especially in natural gas-related energy and raw material costs.

The Acquisition has increased our share in the global composites market. However, other producers of these products, especially in China, are expected to continue to exert significant competitive pressures in this global business. We estimate that sources of revenue for Composite Solutions in the nine months ended September 30, 2008 were 9% U.S. and Canada residential construction, 20% U.S. and Canada commercial and industrial and 71% outside the U.S. and Canada.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Building materials

The declines in new residential construction and the sale of existing homes in the U.S., which generally began in mid-2006, accelerated through 2007 and continued through the nine months ended September 30, 2008, have adversely impacted demand for our building materials products. Demand for our roofing and asphalt products has been supported by strong storm activity across certain regions of the U.S. Some demand associated with these storms is expected to carry into the first quarter of 2009 as home roof-repair projects continue.

Each month, the U.S. Census Bureau reports seasonally adjusted, annualized total housing starts, including single and multifamily starts. The monthly average of such reported housing starts for the third quarter of 2008 was 0.879 million, down 15% from the six month average of 1.039 million for the first half of 2008. Additionally, the average housing starts for the third quarter were down 35% from the annual starts of 1.355 million reported for 2007 and down 58% from the peak annual housing starts of 2.068 million for 2005. Many of the economists that cover the housing industry predict 2008 housing starts to be less than 1 million. For example, in October 2008, the National Association of Home Builders (NAHB) forecasted housing starts to total 0.947 million in 2008. We currently anticipate that the weakness in new residential construction will continue into 2009.

Our Insulating Systems segment includes insulating materials for residential, commercial and industrial markets. The sale of our residential products is impacted by fluctuations in new home construction and remodeling. These products include thermal and acoustical batts, loose fill insulation, foam sheathing and accessories. During the nine months ended September 30, 2008, our residential insulation business experienced net sales declines compared to the same period in 2007, reflecting a combination of both lower demand and selling price pressure.

As demand has continued to decline in 2008, we have balanced our capacity by curtailing production at multiple locations. This has been accomplished by extending downtimes for furnace repairs and rebuilds as well as shutting down production lines as necessary. If new residential construction in the U.S. continues to decline, additional production curtailments may be necessary. Conversely, if demand begins to increase, we are positioned to utilize the flexibility of our manufacturing network to increase production to meet demand surges.

We estimate that sources of net sales in the Insulating Systems segment in the year-to-date period were 39% U.S. and Canada new residential construction, 21% U.S. and Canada repair and remodeling, 27% U.S. and Canada commercial and industrial and 13% outside the U.S. and Canada.

Current estimates by economists covering the housing industry point to continued weakness in housing starts in the U.S., and commercial and industrial demand for insulation is also likely to weaken further. We will continue efforts to create insulation demand through new products and customer promotions. The customer promotions will communicate the value of adding additional insulation to new and existing homes and commercial buildings to improve energy efficiency, lower energy bills and reduced green house gas emissions. Although we anticipate continued growth in insulation demand throughout 2008 in the Latin America and Asia Pacific regions, we do not expect this growth to offset the weakness in the U.S.

Our Roofing and Asphalt segment includes the production and sale of asphalt composite shingles, roofing accessories and processed asphalt used in shingle coating, commercial roofing and other industrial and specialty applications. The repair of residential roofs, which is impacted by storm activity, and new and existing home sales drive demand for our Roofing and Asphalt products. During the first quarter of 2008, this segment was adversely impacted by the continuing decline of the U.S. housing market. Sales volumes in the second and third quarters of 2008 were supported by storm-related demand. Through the nine months ended September 30, 2008, our Roofing and Asphalt segment delivered strong performance driven by improved productivity and product mix. Selling prices have offset inflation in the cost of raw materials, primarily asphalt, and delivery.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We estimate that sources of net sales in the Roofing and Asphalt segment in the year-to-date period were 25% U.S. and Canada new residential construction, 64% U.S. and Canada repair and remodeling and 11% U.S. and Canada commercial and industrial.

Our Other Building Materials and Services segment is comprised of our Masonry Products business and our Construction Services business. Our Masonry Products business includes the production and sale of manufactured stone and brick veneers used in residential and commercial new construction and remodeling. In this business, sales volume in North America declined in the nine months ended September 30, 2008 compared to 2007. We achieved significant manufacturing productivity improvements in this business in 2007, but the effect of these actions has been more than offset by weak demand resulting from the continuing downturn in new home construction and residential remodeling in the U.S. We periodically curtail production at our facilities because of market weakness.

Our Construction Services business includes Owens Corning’s Basement Finishing System™, Room Finishing System™ and SunSuites™ sunrooms. Net sales in our Construction Services business were down in the year-to-date period of 2008 compared to the same period in 2007, reflecting the continuing downturn in U.S. new residential construction and repair and remodeling activity, and the difficulties experienced by consumers in obtaining financing for home improvement projects.

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$1,629	$1,268	$4,556	$3,674
Gross margin	$256	$213	$695	$638
As a percentage of sales	16%	17%	15%	17%
Marketing and administrative expenses	$151	$102	$458	$365
As a percentage of sales	9%	8%	10%	10%
Science and technology expenses	$16	$15	$52	$46
As a percentage of sales	1%	1%	1%	1%
Employee emergence equity program expense	$6	$8	$20	$28
Earnings from continuing operations before interest and taxes	$98	$83	$181	$191
Interest expense, net	$29	$27	$90	$90
Income tax expense	$880	$16	$884	$30
Earnings (loss) from continuing operations	$(810)	$38	$(794)	$67
Earnings from discontinued operations, net of tax	$—	$74	$—	$75
Net earnings (loss)	$(810)	$112	$(794)	$142

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

Net sales increased in the current year periods compared to the prior year periods due to higher selling prices in our Roofing and Asphalt segment and incremental sales resulting from the Acquisition net of the Divestiture in our Composite Solutions segment, partially offset by unfavorable sales volume in our Insulating Systems and Other Building Materials and Services segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Sales outside the U.S. represented 34% and 39% of total sales for the third quarter and the first nine months of 2008, respectively, compared to 28% and 27% for the same periods in 2007. The increase is due to incremental sales outside the U.S. related to the Acquisition net of the Divestiture and favorable foreign exchange rates.

GROSS MARGIN

Gross margin as a percentage of sales for the third quarter of 2008 declined by one percentage point compared to the third quarter of 2007, while it declined by two percentage points for the nine months ended September 30, 2008 compared to the same period in the prior year. This was a result of margin improvements in our Composite Solutions and Roofing and Asphalt segments and lower margins in our Insulating Systems segment. The improvement in Composite Solutions was the result of increases in manufacturing productivity, including the realization of synergies from the Acquisition. The increase in Roofing and Asphalt was the result of improved manufacturing productivity, sales volume and mix. The deterioration in our Insulating Systems segment was the result of inflation in raw materials, energy and delivery costs and lower selling prices.

Additionally, gross margin was impacted by charges for valuing our inventory under the LIFO method, certain integration costs related to the Acquisition and net metal lease (expense) income. Charges for valuing our inventories under the LIFO method negatively impacted gross margin by an additional $14 million and $26 million in the third quarter and the year-to-date period of 2008, respectively, compared to the same periods in the prior year. Inflation in raw materials, particularly asphalt prices, drove the increase to LIFO inventory. Integration costs charged to cost of sales totaled $15 million and $20 million for the quarter and the nine months ended September 30, 2008, respectively. We incurred $1 million and $7 million in net precious metal lease expense in the three and nine months ended September 30, 2008, respectively, compared to $3 million and $6 million of net precious metal lease income in the comparable periods in 2007. The increase in expense was the result of leases we assumed as part of the Acquisition.

MARKETING AND ADMINISTRATIVE EXPENSES

Increases in marketing and administrative expenses in the 2008 periods compared to the 2007 periods are the result of the inclusion of the Acquisition in 2008 results, increased acquisition integration and transaction costs, and increased performance-based compensation expense.

SCIENCE AND TECHNOLOGY EXPENSES

Increases in science and technology expenses in the 2008 periods compared to the 2007 periods are the result of the inclusion of the Acquisition in 2008 results.

EMPLOYEE EMERGENCE EQUITY PROGRAM EXPENSE

Our plan of reorganization established a one-time employee emergence equity program. The cost of this program is being amortized over the vesting period of three years beginning in November 2006. Compensation expense related to the employee emergence equity program reduced earnings from continuing operations before interest and taxes by $6 million and $8 million in the third quarter of 2008 and 2007, respectively, and by $20 million and $28 million for the nine months ended September 30, 2008 and 2007, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

In addition to the items noted above, earnings (loss) from continuing operations before interest and taxes were impacted by the following:

•

Restructuring charges of $2 million and $8 million in the third quarter and the year-to-date period of 2008, respectively, related to our 2007 restructuring plan; compared to credits of $1 million and $3 million in the third quarter and year-to-date period of 2007, respectively, related to adjustments to our 2006 restructuring plan

•	Additional acquisition integration and transaction costs of $17 million and $31 million in the third quarter and the year-to-date period of 2008 compared to the same periods in 2007

•	Gains of $26 million and $48 million for the third quarter and the year-to-date period in 2008 on the sale of certain precious metals used in production tooling

INTEREST EXPENSE

We have had higher average borrowing levels in the third quarter and the year-to-date period of 2008 compared to 2007. Variable interest rates on our borrowings under the revolving credit facility and senior term loan have been, on average, lower in 2008 compared to 2007. The variable interest rates on these loans began to rise toward the end of September 2008 as the London Inter-Bank Offered Rate (LIBOR) has risen recently as a result of the tightened global credit market.

INCOME TAX EXPENSE

In the third quarter of 2008, we recorded a non-cash charge of $899 million, or $7.06 per common share, to establish an accounting valuation allowance against our U.S. deferred tax assets, related to our net operating losses, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This non-cash charge resulted in income tax expense for the quarter and nine months ended September 30, 2008 of $880 million and $884 million, respectively, compared to $16 million and $30 million, respectively, for the quarter and nine months ended September 30, 2007.

In line with the guidelines provided in FAS 109, the valuation allowance was recorded based on our U.S. losses before income taxes over 2007 and 2008 so far and our current estimates for near-term U.S. results, which have been adversely impacted by the continuing decline in U.S. housing starts. Taking this charge will have no impact on our ability to utilize our U.S. net operating losses to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining tax loss carryforward period to realize substantially all of the economic value of the net operating losses before they expire. For federal tax purposes, the net operating losses begin to expire in 2026. For state tax purposes, the expiration period could be shorter. We will periodically review the accounting valuation allowance and will reverse the charge partially or totally, when, and if, appropriate under FAS 109.

DISCONTINUED OPERATIONS

During the third quarter of 2007, we completed transactions that allow us to focus more on our core businesses. In August 2007, we sold our Siding Solutions business, which was the largest business in our Other Building Materials and Services segment. In September 2007, we sold our Fabwel unit, which was part of our Composite Solutions business and produced and fabricated components and sidewalls for recreational vehicles and cargo trailers. The financial results for these businesses have been segregated and are reported as discontinued

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

operations in the Consolidated Statements of Earnings (Loss) for all periods presented. The prior period Consolidated Statement of Cash Flows has not been recast.

Adjusted Earnings from Continuing Operations Before Interest and Taxes (Adjusted EBIT)

For purposes of internal review of the Company’s year-over-year operational performance, our management excludes from net earnings (loss) certain items it believes are not the result of current operations, and therefore affect comparability. Additionally, management views net precious metal lease (expense) income as a financing item included in net interest expense rather than as a product cost included in cost of sales. The adjusted financial measures resulting from these adjustments (including adjusted EBIT as described more fully below) are used internally by the Company for various purposes, including reporting results of operations to the Board of Directors of the Company, analysis of performance and related employee compensation measures. Although management believes that these adjustments result in a measurement that provides it a useful representation of our operational performance, the adjusted measure should not be considered in isolation or as a substitute for net earnings as prepared in accordance with accounting principles generally accepted in the United States.

Items affecting comparability are shown in the table below (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Chapter 11-related reorganization items	$—	$(1)	$—	$(4)
Net precious metal lease (expense) income	(1)	3	(7)	6
Restructuring and other (costs) credits	(2)	1	(8)	3
Acquisition integration and transaction costs	(20)	(3)	(52)	(21)
Gains (losses) on sales of assets and other	16	—	36	(7)
Employee emergence equity program expense	(6)	(8)	(20)	(28)
Asset impairments	—	(11)	(10)	(11)

Total items affecting comparability	$(13)	$(19)	$(61)	$(62)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation of net earnings (loss) to adjusted EBIT is shown in the table below (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET EARNINGS (LOSS)	$(810)	$112	$(794)	$142
Earnings from discontinued operations, net of tax of $3 and $5, respectively, for each of the three months and nine months ended September 30, 2007	—	8	—	9
Gain on sale of discontinued operations, net of tax of $41	—	66	—	66

Total earnings from discontinued operations	—	74	—	75

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(810)	38	(794)	67
Minority interest and equity in net earnings (loss) of affiliates	1	(2)	(1)	(4)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(811)	40	(793)	71
Income tax expense	880	16	884	30

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	69	56	91	101
Interest expense, net	29	27	90	90

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	98	83	181	191
Adjustment to remove comparability items	13	19	61	62

ADJUSTED EBIT	$111	$102	$242	$253

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

Earnings (loss) from continuing operations before interest and taxes (EBIT) by segment consists of net sales less related costs and expenses and are presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in earnings (loss) from continuing operations before interest and taxes for our reportable segments and are included in the Corporate, Other and Eliminations category, which is presented following the discussion of our reportable segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composite Solutions

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for our Composite Solutions segment (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$589	$397	$1,915	$1,152
% change from prior year	48%	12%	66%	12%
% of total reportable segments	35%	30%	41%	30%

EBIT	$54	$26	$189	$77

EBIT as a % of sales	9%	7%	10%	7%
% of total reportable segments	37%	29%	60%	29%
Depreciation and amortization	$33	$20	$94	$74

NET SALES

For the third quarter and the year-to-date period of 2008 compared to the same periods in the prior year, substantially all of the increase in sales was the result of incremental sales from the Acquisition net of the Divestiture. The effect of translating sales denominated in foreign currencies into U.S. dollars increased sales by approximately $12 million and $72 million for the third quarter and the first nine months of 2008 compared to the same periods in 2007, respectively. The remainder of the change was the result of selling price increases being more than offset by lower sales volume and unfavorable product mix for the quarter, while the selling price increases were only partially offset by lower volume and unfavorable product mix for the year-to-date period.

EBIT

Approximately two-thirds of the increase in EBIT for the third quarter and first nine months of 2008 compared to the same periods in 2007 are due to incremental earnings from the Acquisition net of the Divestiture. The remainder of the increases are due to improved manufacturing productivity and the effect of translating profits denominated in foreign currencies into U.S. dollars, partially offset by our inability to fully recover inflation in the cost of goods through higher selling prices.

Insulating Systems

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for our Insulating Systems segment (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$412	$462	$1,198	$1,322

% change from prior year	(11)%	(13)%	(9)%	16%
% of total reportable segments	24%	35%	25%	35%

EBIT	$—	$42	$23	$137

EBIT as a % of sales	—	9%	2%	10%
% of total reportable segments	—	46%	7%	51%
Depreciation and amortization	$31	$33	$89	$94

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

The decline in new residential construction and repair and remodeling activity in the U.S. has continued to have a significant impact on demand for our residential insulation products. For the third quarter of 2008 and the nine months ended September 30, 2008 compared to the same periods in 2007, substantially all and approximately three-fourths, respectively, of the decline in net sales resulted from unfavorable sales volume. The remainder of the declines resulted from price erosion in certain market segments due to competitive pressure and weaker demand.

EBIT

Approximately two-thirds and three-fourths of the decrease in EBIT during the third quarter and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 is due to lower selling prices and inflation in raw materials, energy and delivery costs. The remainder of the decline in both periods is primarily due to decreased sales volumes.

Roofing and Asphalt

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for our Roofing and Asphalt segment (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$616	$379	$1,397	$1,099

% change from prior year	63%	(17)%	27%	(23)%
% of total reportable segments	37%	29%	30%	29%

EBIT	$95	$15	$115	$36

EBIT as a % of sales	15%	4%	8%	3%
% of total reportable segments	65%	17%	36%	13%
Depreciation and amortization	$11	$10	$30	$30

NET SALES

Three-fourths of the increase in net sales for both the three months and the nine months ended September 30, 2008 compared to the same periods in 2007 is due to higher selling prices. Selling prices were increased in response to increases in raw material and delivery costs. The remainder of the increases was due to increased sales volumes, which were supported by storm-related demand, and improved product mix related to our Duration Series Shingle product line and roofing accessory sales.

EBIT

EBIT improved significantly in the third quarter by $80 million and in the nine-month period ended September 30, 2008 by $79 million, compared with the same periods in 2007. Throughout the first three quarters of 2008, we achieved significant improvements in manufacturing and material efficiencies, and realized benefits from a streamlined asset base. The contribution as a fraction of the increased EBIT from these improvements was approximately one-fourth for the third quarter, and approximately one-half for the nine months ended

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

September 30, 2008. In addition, the contribution as a fraction of the increased EBIT from enhanced product mix and increased sales volume was approximately one-fourth for the third quarter and one-third for the nine months ended September 30, 2008. The remainder of the increase in year-over-year EBIT for the third quarter and for the nine months ended September 30, 2008 was the result of price increases that offset inflation of raw materials and delivery costs, with the majority of this being achieved in the third quarter.

Other Building Materials and Services

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for our Other Building Materials and Services segment (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$67	$78	$189	$234

% change from prior year	(14)%	(20)%	(19)%	(18)%
% of total reportable segments	4%	6%	4%	6%

EBIT	$(3)	$7	$(11)	$18

EBIT as a % of sales	(4)%	9%	(6)%	8%
% of total reportable segments	(2)%	8%	(3)%	7%
Depreciation and amortization	$3	$4	$9	$8

NET SALES

The Masonry Products business accounted for approximately three-fourths of the year-over-year net sales declines in the third quarter and the year-to-date period resulting from continued weakness in new construction and repair and remodeling markets in the U.S. The remainder of the decreases is a result of lower net sales in our Construction Services business due to less home remodeling activity as a result of the tightening consumer credit market.

EBIT

The year-over-year decrease in earnings from continuing operations before interest and taxes for the third quarter and the first nine months of 2008 compared to 2007 was primarily due to declines in sales volumes and higher idle facility costs in Masonry Products related to the continued weakness in new construction and repair and remodeling markets in the U.S.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for our Corporate, Other and Eliminations category (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Chapter 11-related reorganization items	$—	$(1)	$—	$(4)
Net precious metal lease (expense) income	(1)	3	(7)	6
Restructuring and other (costs) credits	(2)	1	(8)	3
Acquisition integration and transaction costs	(20)	(3)	(52)	(21)
Gains (losses) on sales of assets and other	16	—	36	(7)
Employee emergence equity program expense	(6)	(8)	(20)	(28)
Asset impairments	—	(11)	(10)	(11)
General corporate expense (income)	(35)	12	(74)	(15)

EBIT	$(48)	$(7)	$(135)	$(77)

Depreciation and amortization	$6	$16	$18	$28

EBIT

Increases in general corporate expenses in the third quarter and the first nine months of 2008 compared to the same period in 2007 were primarily the result of increased performance-based compensation expense. We recorded an additional $35 million and $39 million of performance-based compensation expense in the three months and nine months ended September 30, 2008, respectively, compared to the same periods in the prior year. In addition, expenses from valuing inventory using the LIFO method resulted in increased general corporate expense of $14 million in the third quarter of 2008 compared to 2007 and $26 million for the first nine months of 2008 compared to 2007. These increases were partially offset by the impact of our fourth quarter 2007 cost savings projects.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

Recently, worldwide capital and credit markets have seen unprecedented volatility. We are closely monitoring the potential impact of these market conditions on our liquidity. To date, these market conditions have not had any material adverse impact on our liquidity. There have been no significant new committed debt issuances or refinancings to date in 2008 and the Company does not anticipate any for the remainder of the year. Therefore these market conditions had no impact on the availability of committed funds for the Company. Market volatility in the rate for LIBOR has recently exposed the Company to slightly higher pricing for outstanding borrowings provided under the senior revolving credit facility and the senior term loan facility. Based on information available to us, all of the financial institutions syndicated under our Credit Agreement applicable to our senior revolving credit facility and our senior term loan facility are able to fulfill their commitments as of our filing date. In common with other companies with similar agreements in the current financial market environment, there can be no assurance that one or more financial institutions may not cease to be able to fulfill their funding obligations. The Company has no significant debt maturities coming due until the fourth quarter of 2011 when the senior revolving credit facility and the senior term loan facility mature.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We are also closely monitoring the potential impact of changes in the operating conditions of our customers on our operating results. To date, changes in the operating conditions of our customers have not had a material adverse impact on our operating results.

Notwithstanding the above, we expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our revolving credit facility, will provide sufficient liquidity to allow our Company to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs and financial obligations. On an ongoing basis, we will evaluate and consider repurchasing shares of our common stock as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

The Credit Agreement applicable to our senior revolving credit facility and our senior term loan facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that are usual and customary for a senior unsecured credit agreement. We were in compliance with these covenants as of September 30, 2008. At September 30, 2008, we had $2.1 billion of short- and long-term debt and cash-on-hand of $76 million. As of September 30, 2008, we had a credit rating of BBB- with a negative outlook from Standard & Poor’s Ratings Services and a credit rating of Ba1 with a negative outlook from Moody’s Investors Service.

Cash Flows

The following table presents a summary of our cash position and flows and available credit lines (in millions):

	Nine Months Ended September 30,
	2008	2007
Cash balance	$76	$450
Cash used for operating activities	$(17)	$(39)
Cash provided by (used for) investing activities	$(25)	$239
Cash used for financing activities	$(23)	$(848)
Unused committed credit lines	$754	$908

Operating activities: The reduction in cash used for operations in the nine months ended September 30, 2008 compared to 2007 was primarily driven by the decrease in working capital requirements and lower pension contributions.

Investing activities: In the third quarter of 2007, we received cash proceeds of $437 million for the sale of our Siding Solutions business and Fabwel unit, while in 2008 received cash proceeds of $254 million from the sale of assets related to the Divestiture and the sale of certain precious metals. Excluding the impact of these proceeds, cash used for investing activities in 2008 increased compared to 2007 due to higher spending on property, plant and equipment, including the purchase of certain precious metals.

Financing activities: The cash used in financing activities in the nine months ended September 30, 2007 was primarily used for the payment of the $1.390 billion short term note payable to the 524(g) Trust in January 2007 related to the Debtors’ emergence from bankruptcy proceedings, offset by $600 million borrowed under the delayed-draw senior term loan facility. In 2008, we had cash outflows of $62 million for repurchases of our outstanding common stock, which was partially offset by net borrowings on our revolving credit facility and short-term debt instruments to fund working capital requirements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2008 Investments

Capital Expenditures: Capital expenditures, excluding purchases of precious metals used in production tooling, are projected to be somewhat higher than $350 million in 2008. We will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Share Repurchase Program: On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at our discretion. During the three months and nine months ended September 30, 2008, we repurchased approximately 1.9 million shares and 2.9 million shares, respectively, of our common stock for an average price paid per share of $22.23 and $22.70, respectively. The cost of these treasury shares is shown as a reduction of stockholders’ equity on the Consolidated Balance Sheet. At September 30, 2008 there were approximately 3.6 million shares remaining available for repurchase under the share buy-back program.

United States Federal Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash to the 524(g) Trust in January 2007, we generated a significant U.S. federal tax net operating loss of approximately $3.0 billion. We project that the combined U.S. federal and state cash tax rate will be less than 2% for at least the next 10 to 15 years.

As discussed previously, we recorded an accounting valuation allowance against our U.S. deferred tax assets related to our net operating losses. Recording this accounting valuation allowance will have no impact on our ability to utilize our U.S. net operating losses to offset future U.S. profits. We continue to believe that we ultimately will have sufficient U.S. profitability during the remaining tax loss carryforward period to utilize substantially all of the net operating losses before they expire. Recording the accounting valuation allowance has no impact on our cash flow or liquidity, and we remain well within the levels required to be in compliance with the financial covenants in the Company’s senior revolving credit facility and senior term loan facility.

Pension contributions

We have several defined benefit pension plans. We expect to contribute approximately $73 million in cash to our pension plans during 2008. We made cash contributions of approximately $69 million to the plans during the nine months ended September 30, 2008. Actual contributions to the plans may change as a result of a variety of factors. The ultimate cash flow impact to us, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws and market conditions.

Derivatives

To mitigate some of the near-term volatility in our earnings and cash flows, we use derivative financial instruments to hedge certain exposures, principally energy- and currency-related. Our current hedging practice has been to hedge a variable percentage of certain energy and energy-related exposures on a rolling forward basis, with primary emphasis on the next nine months. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer-term exposure.

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

Our cash equivalents and derivative assets are reported at fair value under FAS 157. Cash equivalents, by their nature, utilize Level 1 inputs in determining fair value. The Company measures the value of its natural gas hedge contracts and foreign currency forward contracts under Level 2 inputs as defined by FAS 157. The fair value of the Company’s natural gas hedges is determined by a mark to market valuation based on forward curves using observable market prices and the fair value of its foreign currency forward contracts is determined using observable market transactions in over-the-counter markets. See Note 18 for further disclosures related to FAS 157.

Off balance sheet arrangements

We have entered into limited off balance sheet arrangements, as defined under Securities and Exchange Commission rules, in the ordinary course of business. These arrangements include guarantees with respect to unconsolidated affiliates and other entities. In addition, we have a limited amount of unrecorded contingent payment obligations under acquisition purchase agreements which are not material. There were no material changes to these arrangements in the nine months ended September 30, 2008, and we do not believe these arrangements will have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. During the first nine months of 2008, there were no material changes to such contractual obligations outside the ordinary course of our business.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by OSHA. For the nine month period ending September 30, 2008, we reduced workplace injuries by 35%, compared with our 2007 year-end rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ADOPTION OF NEW ACCOUNTING STANDARDS

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States for nongovernmental entities. This statement is effective on November 18, 2008. The Company does not expect the adoption of this statement to have a material impact on its Consolidated Financial Statements.

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

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At September 30, 2008, we had environmental remediation liabilities as a PRP at 38 sites. Our environmental liabilities at 20 of these sites will be resolved pursuant to the terms of the Plan and will be paid out of the Non-Tax Bankruptcy Reserve described in Note 20. At the other 18 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2008, our reserve for such liabilities was $9 million, of which $4 million is recorded in the Non-Tax Bankruptcy Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” “will,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	our legal restructuring;

•	competitive factors;

•	pricing pressures;

•	availability and cost of energy and materials;

•	our ability to utilize our net operating loss carryforwards;

•	construction activity;

•	interest rate movements;

•	issues involving implementation of new business systems;

•	issues involving implementation of acquisitions/divestitures/ventures;

•	achievement of expected synergies, cost reductions and/or productivity improvements;

•	general economic and political conditions, including new legislation;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	overall global economic environment;

•	industry and economic conditions that adversely affect the market and operating conditions of our customers;

•	foreign exchange fluctuations;

•	the success of research and development activities;

•	weather conditions;

•	difficulties or delays in manufacturing; and

•	labor disputes.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 excluded the Acquisition as permitted by SEC guidelines during the first year of an acquisition. The Acquisition will be included in management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

On September 1, 2006, various members of OCD’s Investment Review Committee were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor OCD is named in the lawsuit but such individuals would have a contingent indemnification claim against OCD. The suit, brought by former employees of OCD, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in an OCD company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the defendants’ Motion for Summary Judgment. On April 15, 2008, the defendants filed a Motion for Reconsideration, which is still pending. The court has entered a scheduling order under which the plaintiffs filed a Motion for Class Certification on May 2, 2008. The Motion for Class Certification is still pending. The parties are currently conducting discovery. The trial is scheduled for September 2009.

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

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2008	1,190,998	*	$21.54	1,190,970	4,315,283
August 1-31, 2008	—		—	—	4,315,283
September 1-30, 2008	673,713	*	23.46	673,692	3,641,591

Total	1,864,711		$22.23	1,864,662

*	The Company withholds shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees. During the third quarter, 49 shares were withheld.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (continued)

conditions and other factors and will be at our discretion. During the three months ended September 30, 2008, we repurchased approximately 1.9 million shares of our common stock for an average price paid per share of $22.23. The cost of these treasury shares is shown as a reduction of stockholders’ equity on the Consolidated Balance Sheet. At September 30, 2008 there were approximately 3.6 million shares remaining available for repurchase under the share buy-back program.

As a consequence of certain provisions of the Company’s Senior Notes and Senior Credit Facilities, the Company and its subsidiaries are subject to certain restrictions on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report under this Item.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 2008.

ITEM 5.     OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.     EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	October 29, 2008	By:	/s/ Duncan J. Palmer
Duncan J. Palmer
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	October 29, 2008	By:	/s/ Mark W. Mayer
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