Form 10-K
period 2008-12-31
Owens Corning
filed 2009-02-18
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-33100

Owens Corning

(Exact name of registrant as specified in its charter)

Delaware	43-2109021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Owens Corning Parkway, Toledo, OH	43659
(Address of principal executive offices)	(Zip Code)

(419) 248-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Series A Warrants
Series B Warrants	New York Stock Exchange

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

On June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of $0.01 par value common stock (the voting stock of the registrant) held by non-affiliates (assuming for purposes of this computation only that the registrant had no affiliates) was approximately $2,912,205,751.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 3, 2009, 127,030,630 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

(i)

(ii)

PART I

ITEM 1.	BUSINESS

OVERVIEW

Since Owens Corning was founded in 1938, the Company has continued to grow as a market-leading innovator of glass fiber technology. Headquartered in Toledo, Ohio, Owens Corning is a world leader in composite and building materials systems, delivering a broad range of high-quality products and services. Our products range from glass fiber used to reinforce composite materials used in transportation, electronics, marine, wind energy and other high-performance markets to insulation, roofing and manufactured stone veneer used in residential, commercial and industrial applications. As a sustainability-focused company, Owens Corning creates value for our customers and stockholders, positively impacts the environment and enhances the lives of those with whom we interact.

On October 31, 2006 (the “Effective Date”), our Predecessor company, Owens Corning Sales, LLC (formerly known as Owens Corning) (“OCD”) and certain of its subsidiaries (collectively, the “Debtors”) satisfied the conditions of their plan of reorganization (the “Plan”) and emerged from bankruptcy with all asbestos-related liabilities resolved through such plan of reorganization. At such time, the Company became the holding company for the Owens Corning companies. Owens Corning is the Successor issuer to OCD, which is now a wholly-owned subsidiary as a result of Owens Corning adopting a holding company organizational structure. The Debtors had filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“USBC”) on October 5, 2000 to resolve asbestos claims against OCD and certain of its subsidiaries and protect the long-term value of OCD’s business.

On November 1, 2007, the Company completed its acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses (the “Acquisition”). The Acquisition, described more fully in Note 8 to the Consolidated Financial Statements, accelerated the Company’s global growth strategy by enhancing its presence in low-cost emerging markets around the world and strengthened its position as a market leader in glass reinforcements and composites. To complete required regulatory remedies associated with the Acquisition, the Company sold two composite manufacturing plants in Battice, Belgium and Birkeland, Norway (the “Divestiture”) on May 1, 2008.

Unless the context indicates otherwise, the terms “Owens Corning,” “Company,” “Successor,” “we” and “our” in this report refer to Owens Corning and its subsidiaries. References to a particular year means the Company’s year commencing on January 1 and ending on December 31 of that year except that 2006 refers to the Predecessor period beginning January 1, 2006 and ending on October 31, 2006 combined with the Successor period beginning November 1, 2006 and ending on December 31, 2006.

SEGMENT OVERVIEW

Note 2 to the Consolidated Financial Statements contains information regarding net sales to external customers and total assets attributable to each of Owens Corning’s reportable segments and geographic regions, earnings (loss) from continuing operations before interest and taxes for each of Owens Corning’s reportable segments, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2008, 2007 and 2006.

We operate within two general product groups: Composites, which includes our Composite Solutions reportable segment and Building Materials, which includes our Insulating Systems, Roofing and Asphalt, and Other Building Materials and Services reportable segments. Our Composite Solutions, Insulating Systems, Roofing and Asphalt, and Other Building Materials and Services reportable segments accounted for approximately 39%, 26%, 31%, and 4% of our total reportable segment net sales, respectively, in 2008.

ITEM 1.	BUSINESS (continued)

Composites Group

Composite Solutions

Owens Corning glass fiber materials can be found in over 40,000 end-use applications within the consumer, industrial and infrastructure markets. Such end-use applications include sporting goods, computers, telecommunications cables, boats, aircraft, defense, automotive, industrial containers, and wind-energy. Our products are manufactured and sold worldwide. We primarily sell our products directly to end-users. Within the building and construction market, our Composite Solutions business sells glass fiber and/or glass mat directly to a small number of major shingle manufacturers, including our own roofing business.

Demand for composites is driven by general global economic activity and, more specifically, by the increasing replacement of traditional materials such as aluminum, wood and steel with composites that offer lighter weight, improved strength and less corrosion. Historically, global demand for composite materials has grown annually at about 1.5 times to 2 times global GDP.

We compete with composite manufacturers worldwide. According to various industry reports and Company estimates, our Composite Solutions segment is a world leader in the production of glass fiber reinforcement materials. Primary methods of competition include innovation, quality, and customer service for our specialty products; and price for our commodity products. Significant competitors in the Composite Solutions segment include Johns Manville and PPG Industries as well as significant global competitors based in China, the largest of them being Jushi Group Co., Ltd.

Our manufacturing operations in this segment are generally continuous in nature, and we warehouse much of our production prior to sale since we operate primarily with short delivery cycles.

Building Materials Group

Insulating Systems

Our insulating products help customers conserve energy, provide improved acoustical performance and offer convenience of installation and use, making them a preferred insulating product for new home construction and remodeling. These products include thermal and acoustical batts, loose fill insulation, foam sheathing and accessories, and are sold under well-recognized brand names and trademarks such as Owens Corning PINK FIBERGLAS® Insulation. We sell our insulation products primarily to insulation installers, home centers, lumberyards, retailers and distributors in the United States and Canada.

Demand for Owens Corning’s insulating products is driven by new residential construction, remodeling and repair activity, commercial and industrial construction activity, increasingly stringent building codes and the growing need for energy efficiency. Sales in this segment typically follow seasonal home improvement, remodeling and renovation and new construction industry patterns, although typically on a lagged basis. The peak season for home construction and remodeling in our geographic markets generally corresponds with the second and third calendar quarters, and therefore, sales levels are typically higher during the second half of the year. In 2008, the United States housing industry and overall economic conditions deteriorated at an increasing rate beginning in the second quarter. This deep downturn disrupted normal seasonal patterns in our Insulating Systems segment, and had the effect of smoothing our first and second half sales.

Our Insulating Systems segment competes primarily with manufacturers in the United States. According to various industry reports and Company estimates, Owens Corning is North America’s largest producer of residential, commercial and industrial insulation, and the second-largest producer of extruded polystyrene foam

ITEM 1.	BUSINESS (continued)

insulation. Principal methods of competition include innovation and product design, service, location, quality, price and compatibility of systems solutions. Significant competitors in this segment include CertainTeed Corporation, Johns Manville, Dow Chemical and Knauf Insulation.

Working capital practices for this segment tend to follow seasonality cycles. We typically warehouse more inventory during the first half of the year in anticipation of higher demand, which will deplete the inventory stores in the second half of the year. In accordance with the above inventory practices, our accounts payable balances in this segment are typically higher in the first half of the year, while our accounts receivable balances are typically higher in the second half of the year.

Roofing and Asphalt

Our primary products in the Roofing and Asphalt segment are laminate and strip asphalt roofing shingles. Other products include oxidized asphalt (which is used in our own manufacturing and sold to third-party customers for use in asphalt shingle manufacturing, commercial roofing, water proofing and industrial and specialty applications) and roofing accessories. Our flexible production capacity for producing asphalt roofing shingles has allowed us to take advantage of an industry shift toward laminate shingles in recent years. We have been able to meet the growing demand for longer lasting, aesthetically attractive laminate products with modest capital investment.

We sell shingles and roofing accessories primarily through home centers, lumberyards, retailers, distributors and contractors in the United States and sell other asphalt products internally to manufacture residential roofing products and externally to other roofing manufacturers. We also sell asphalt to roofing contractors and distributors for built-up roofing asphalt systems and to manufacturers in a variety of other industries, including automotive, chemical, rubber and construction.

Demand for roofing and asphalt products is generally driven by both residential repair and remodeling activity and by new residential construction. Roofing damage from strong storms can significantly increase demand in this segment. As a result, sales in this segment do not tend to follow seasonal home improvement, remodeling and new construction industry patterns as closely as our Insulating Systems segment.

Our Roofing and Asphalt segment competes primarily with manufacturers in the United States. According to various industry reports and Company estimates, Owens Corning’s Roofing and Asphalt business is the second largest producer in the United States of asphalt roofing shingles and is the largest producer of industrial, specialty and roofing asphalts. Principal methods of competition include innovation and product design, proximity to customers and quality. Significant competitors in the Roofing and Asphalt segment include GAF-ELK, CertainTeed Corporation and TAMKO.

Our manufacturing operations are generally continuous in nature, and we warehouse much of our production prior to sale since we operate primarily with short delivery cycles. One of the raw materials important to this segment is sourced from a sole supplier. We have a long-term supply contract for this material, and have no reason to believe that any availability issues will exist. If this supply was to become unavailable, our production could be interrupted until such time as the supplies again became available or the Company reformulated its products. Additionally, the supply of asphalt, another significant raw material in this segment, has been constricted at times. Although this has not caused an interruption of our production in the past, prolonged asphalt shortages would restrict our ability to produce products in this segment.

Other Building Materials and Services

Our Other Building Materials and Services segment is comprised of our Masonry Products business and our Construction Services business.

ITEM 1.	BUSINESS (continued)

Through our Masonry Products business, Owens Corning is a leading manufacturer of manufactured stone and brick veneers used in residential and commercial new construction and remodeling. We primarily sell these products under a number of brand names including Cultured Stone®, ProStoneTM, Modulo® Stone, ParMur and Langeo Stone TM. Manufactured stone veneer replicates the texture and colors of natural stone while offering improved features such as reduced weight, ease of installation and cost efficiency. Demand for manufactured stone veneer is driven by its use in new residential construction and repair and remodeling activity. Our manufactured stone veneer products are sold through distributors, retailers and home centers, primarily in the United States. The primary competitor to our Masonry Products business is Eldorado Stone, LLC.

Our Construction Services business provides offerings in the home remodeling market, principally basement finishing and sun room solutions. Additionally, in 2008 we launched our replacement windows business. Our Construction Services business operates in the United States and Canada. Its offerings are sold to specialty remodelers and homeowners under the brand names Owens Corning Basement Finishing System™, Owens Corning Room Finishing System™, Owens Corning SunSuites™ Sunrooms and Owens Corning SolaceTM replacement windows. Our basement finishing system and our sunrooms are sold through a franchise network, while our replacement windows are sold through a dealer network. Each of these offerings are premium products in their respective markets, offering properties unmatched by our competitors such as aesthetics, acoustics, and structural integrity. We are the market leader in the basement finishing market, with our closest competitor being Champion. The sunrooms market is fragmented, and we compete with several small, mainly privately-owned businesses. Renewal by Andersen is the most recognized brand of replacement windows in the United States.

GENERAL

Major Customers

No one customer accounted for more than 10% of our consolidated net sales for 2008. A significant portion of the net sales in our Insulating Systems and Roofing and Asphalt segments is generated from large United States home improvement retailers.

Patents and Trademarks

Owens Corning continuously works toward improving products and processes. Because of this continuous innovation process, patents and trademarks play a key role in each segment of the business. Owens Corning has numerous United States and foreign patents and trademarks issued and applied for relating to products and processes in each business segment, resulting from research and development efforts. Owens Corning does not expect the expiration of existing patents and trademarks to have a material adverse affect on the business a whole.

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

Including registered trademarks for the Owens Corning logo and the color PINK, Owens Corning has approximately 300 trademarks registered in the United States and approximately 1,400 trademarks registered in other countries. Owens Corning has approximately 500 patents in the United States and approximately 1,600 patents issued in other countries.

ITEM 1.	BUSINESS (continued)

Backlog

Our customer volume commitments are generally short-term, and we do not have a significant backlog of orders.

Research and Development

The Company’s research and development expense during each of the last three years is presented in the table below (in millions).

Period	Research and Development Expense
Successor Twelve Months Ended December 31, 2008	$69
Successor Twelve Months Ended December 31, 2007	$63	*
Successor Two Months Ended December 31, 2006	$30	**
Predecessor Ten Months Ended October 31, 2006	$48

*	Includes a $1 million write-off of in-process research and development related to the Acquisition.
**	Includes a $21 million write-off of in-process research and development resulting from our adoption of fresh-start accounting.

Environmental Control

Owens Corning is committed to complying with all environmental laws and regulations that are applicable to our operations. We are dedicated to continuous improvement in our environmental, health and safety performance.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $46 million in 2008. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

Our manufacturing facilities are subject to numerous national, state and local environmental protection laws and regulations. Regulatory activities of particular importance to our operations include those addressing air pollution, water pollution, waste disposal and chemical control. The most significant current regulatory activity is the United States Environmental Protection Agency’s ongoing evaluation of the past air emission and air permitting activities of the glass industry, including fiberglass insulation. We expect passage and implementation of new laws and regulations specifically addressing climate change, toxic air emissions, ozone forming emissions and fine particulate during the next two to five years. However, based on information known to the Company, including the nature of our manufacturing operations and associated air emissions, at this time we do not expect any of these new laws, regulations or activities to have a material adverse effect on our results of operations, financial condition or long-term liquidity.

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We also have been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2008, we had environmental remediation liabilities as a PRP at 39 sites. Our environmental liabilities at 20 of these sites will be resolved pursuant to the terms of the Plan and will be paid out of the Non-Tax Bankruptcy Reserve described in Note 25. At the other 19 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the

ITEM 1.	BUSINESS (continued)

United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2008, our reserve for such liabilities was $8 million, of which $5 million is recorded in the Non-Tax Bankruptcy Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

Number of Employees

As of December 31, 2008, Owens Corning had approximately 18,000 employees. Approximately 8,500 of such employees are subject to collective bargaining agreements. We believe that our relations with employees are good.

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

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

Low levels of residential or commercial construction activity could materially adversely impact our business and results of operations.

A portion of our products are used in the markets for residential and commercial construction, repair and improvement, and demand for certain of our products is affected in part by the level of new residential construction, although typically a number of months after the change in the level of construction. Historically, construction activity has been cyclical and is influenced by prevailing economic conditions, including the level of interest rates and availability of financing and other factors outside our control.

Worldwide economic conditions and credit tightening could materially adversely impact the Company.

The Company’s business may be adversely impacted by changes in national or global economic conditions, including inflation, deflation, interest rates, availability of capital, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to manage economic conditions. Recent volatility in financial markets and the deterioration of national and global economic conditions could materially adversely impact the Company’s operations, financial results and/or liquidity including as follows:

•	the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for the Company or non-performance by suppliers;

•

one or more of the financial institutions syndicated under the Credit Agreement applicable to our committed senior revolving credit facility may cease to be able to fulfill their funding obligations, which could adversely impact our liquidity;

•	it may become more costly or difficult to obtain financing or refinance the Company’s debt in the future;

•	the value of the Company’s assets held in pension plans may decline; and/or

•	the Company’s assets may be impaired or subject to write down or write off.

Uncertainty about current global economic conditions may cause consumers of our products to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. This could have a material adverse impact on the demand for our products and on our financial condition and operating results. A further deterioration of economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our operations, financial results and/or liquidity.

We face significant competition in the markets we serve and we may not be able to compete successfully.

All of the markets we serve are highly competitive. We compete with manufacturers and distributors, both within and outside the United States, in the sale of insulating products and composite products. We also compete with other manufacturers and distributors in the sale of roofing materials, industrial asphalts, manufactured stone veneer and other products. In some cases, we face competition from manufacturers in countries able to produce similar products at lower costs and we also face competition from the introduction by competitors of new products or technologies that may address our customers’ needs in a better manner, whether based on considerations of cost, usability or effectiveness. In light of current economic conditions, increased price competition or overcapacity may limit our ability to raise prices for our products when necessary, may force us to

ITEM 1A.	RISK FACTORS (continued)

reduce prices and may also result in reduced levels of demand for our products and cause us to lose market share. Our inability to compete and the loss of customers and pricing pressures caused by such competition, overcapacity or other reasons could reduce the sales of our products, thereby adversely impacting our business, financial condition and results of operations.

Our sales may fall rapidly in response to declines in demand because we do not operate under long-term volume agreements to supply our customers and because of customer concentration in certain segments.

Many of our customer volume commitments are short-term; therefore, we do not have a significant manufacturing backlog. As a result, we do not have the hedge provided by long-term volume contracts against downturns in customer demand and sales. Further, our costs are not susceptible to immediate adjustment in response to changes in sales. In addition, although no single customer represents more than 10% of our annual sales, sales of some of the products in our building materials product category are dependent on a limited number of customers, who account for a significant portion of such sales. The loss of key customers for these products, or a significant reduction in sales to those customers, could significantly reduce our revenues in these products. If key customers experience financial pressure, they could attempt to demand more favorable contractual terms, which would place additional pressure on our margins and cash flows. Lower demand for our products could adversely impact our business, financial condition and results of operations.

Adverse weather conditions and the level of severe storms could materially adversely impact our results of operations.

Weather conditions and the level of severe storms can have a significant impact on the markets for residential and commercial construction, repair and improvement.

•	Generally, any weather conditions that slow or limit residential or commercial construction activity can adversely impact demand for our products.

•

A portion of our annual product demand is attributable to the repair of damage caused by severe storms. In periods with below average levels of severe storms, demand for such products could be reduced.

Lower demand for our products could adversely impact our business, financial condition and results of operations.

Our level of indebtedness could adversely impact our ability to refinance such indebtedness when desired or to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

Our debt level and degree of leverage could have important consequences, including the following:

•	they may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations could be dedicated to the payment of principal and interest on our indebtedness and may not be available for other business purposes;

•	certain of our borrowings, including borrowings under our Senior Credit Facilities, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	if due to liquidity needs we must replace any borrowings upon maturity, we would be exposed to the risk that we will be unable to do so as the result of market, operational or other factors;

ITEM 1A.	RISK FACTORS (continued)

•	they may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

In addition, the credit agreement governing our Senior Credit Facilities and the indenture governing our Senior Notes contain various covenants that impose operating and financial restrictions on us and/or our subsidiaries.

Our cost-reduction projects may not result in anticipated savings in operating costs.

We may not be able to achieve anticipated cost reductions. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted.

We may be exposed to increases in costs of energy, materials and transportation or reductions in availability of materials and transportation, which could reduce our margins and harm our results of operations.

Our business relies heavily on certain commodities and raw materials used in our manufacturing processes. Additionally, we spend a significant amount on inputs and services that are influenced by energy prices, such as natural gas, asphalt, a large number of chemicals and resins and transportation costs. Price increases for these inputs could raise costs and reduce our margins if we are not able to offset them by increasing the prices of our products, improving productivity or hedging where appropriate. Availability of certain of the raw materials we use has, from time to time, been limited, and our sourcing of some of these raw materials from a limited number of suppliers, and in some cases a sole supplier, increases the risk of unavailability. Despite our contractual supply agreements with many of our suppliers, it is still possible that we could experience a lack of certain raw materials which could limit our ability to produce our products, thereby adversely impacting our business, financial condition and results of operations.

Our hedging activities to address energy price fluctuations may not be successful in offsetting increases in those costs or may reduce or eliminate the benefits of any decreases in those costs.

In order to mitigate short-term variation in our operating results due to commodity price fluctuations, we hedge a portion of our near-term exposure to the cost of energy, primarily natural gas. The results of our hedging practices could be positive, neutral or negative in any period depending on price changes of the hedged exposures.

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

ITEM 1A.	RISK FACTORS (continued)

projects that the United States cash tax rate will be less than 2% for at least the next 10 to 15 years. However, the Company’s ability to utilize the NOLs may be limited as a result of certain events, such as insufficient future taxable income prior to expiration of the NOLs or annual limits imposed under Section 382 of the Internal Revenue Code, or by state law, as a result of a change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Such limitations may cause the Company to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to such limitations.

Should the Company determine that it is likely that its recorded NOL benefits are not realizable, the Company would be required to reduce the NOL tax benefits reflected on its financial statements to the net realizable amount by establishing a valuation reserve and recording a corresponding charge to current earnings. During 2008, the Company recorded a non-cash charge of $909 million to establish an accounting valuation allowance against its United States deferred tax assets related to its NOLs. If the Company is required to establish an additional valuation reserve, recording the corresponding charge to current earnings would have an adverse effect on the Company’s financial condition and results of operations in the period in which it is recorded.

Our operations require substantial capital, leading to high levels of fixed costs that will be incurred regardless of our level of business activity.

Our businesses are capital intensive, and regularly require capital expenditures to expand operations, maintain equipment, increase operating efficiency and comply with environmental laws, leading to high fixed costs, including depreciation expense. We are limited in our ability to reduce fixed costs quickly in response to reduced demand for our products and these fixed costs may not be fully absorbed, resulting in higher average unit costs and lower gross margins if we are not able to offset this higher unit cost with price increases. Alternatively, we may be limited in our ability to quickly respond to unanticipated increased demand for our products, which could result in an inability to satisfy demand for our products and loss of market share.

We may be subject to liability under and may make substantial future expenditures to comply with environmental laws and regulations.

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

Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which could adversely impact our business, financial condition and results of operations. Continued government and public emphasis on environmental issues is expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations, and changes in their interpretation, may require substantial capital expenditures or may require or cause us to modify or curtail our operations, which may have a material adverse impact on our business, financial condition and results of operations.

We are subject to risks associated with our international operations.

We sell products and operate plants throughout the world. Our international sales and operations are subject to risks and uncertainties, including:

•	possible government legislation;

ITEM 1A.	RISK FACTORS (continued)

•	difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

•	unexpected changes in regulatory environments;

•	economic and political conditions;

•	tax rates that may exceed those in the United States;

•	tax inefficiencies and currency exchange controls that may adversely impact our ability to repatriate cash from non-United States subsidiaries;

•	the imposition of tariffs or other import or export restrictions;

•	costs and availability of shipping and transportation;

•	nationalization of properties by foreign governments; and

•	currency exchange rate fluctuations between the United States dollar and foreign currencies.

As we continue to expand our business globally, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely impact our business outside the United States and our financial condition and results of operations.

We may not be able to successfully integrate newly acquired businesses, joint ventures and other partnerships into our operations or achieve expected profitability from our acquisitions.

If we cannot successfully integrate acquisitions, joint ventures and other partnerships on a timely basis, we may be unable to generate sufficient revenue to offset acquisition costs, we may incur costs in excess of what we anticipate, and our expectations of future results of operations, including certain cost savings and synergies, may not be achieved. Acquisitions involve substantial risks, including:

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

In addition, if we finance acquisitions by issuing equity securities or securities convertible into equity securities, our existing stockholders’ interests would be diluted, which, in turn, could adversely impact the market price of our stock. Moreover, we could finance an acquisition with debt, resulting in higher leverage and interest costs.

ITEM 1A.	RISK FACTORS (continued)

Our intellectual property rights may not provide meaningful commercial protection for our products or brands, which could adversely impact our business.

Owens Corning relies on its proprietary intellectual property, including numerous registered trademarks, as well as its licensed intellectual property. We monitor and protect against activities that might infringe, dilute, or otherwise harm our patents, trademarks and other intellectual property and rely on the patent, trademark and other laws of the United States and other countries. However, we may be unable to prevent third parties from using our intellectual property without our authorization. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could harm our competitive position and have a material adverse impact on our business, financial condition and results of operations. In addition, the laws of some non-United States jurisdictions provide less protection for our proprietary rights than the laws of the United States. If we are unable to maintain certain exclusive licenses, our brand recognition could be adversely impacted.

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

In addition, consistent with industry practice, we provide warranties on many of our products and we may experience costs of warranty or breach of contract claims if our products have defects in manufacture or design or they do not meet contractual specifications. We estimate our future warranty costs based on historical trends and product sales, but we may fail to accurately estimate those costs and thereby fail to establish adequate warranty reserves for them. We maintain insurance coverage to protect us against product liability claims, but that coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or that exceeds our established reserves could materially and adversely impact our financial condition and results of operations.

We are subject to litigation in the ordinary course of business and uninsured judgments or a rise in insurance premiums may adversely impact our results of operations.

In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels or at all. If any significant accident, judgment, claim or other event is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations. We cannot assure that the outcome of all current or future litigation will not have a material adverse impact on the Company and its results of operations.

ITEM 1A.	RISK FACTORS (continued)

We depend on our senior management team and other skilled and experienced personnel to operate our business effectively, and the loss of any of these individuals could adversely impact our business and our future financial condition or results of operations.

We are highly dependent on the skills and experience of our senior management team and other skilled and experienced personnel. These individuals possess sales, marketing, manufacturing, logistical, financial and administrative skills that are important to the operation of our business. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy and could adversely impact our business and our future financial condition or results of operations. We cannot assure that we will be able to retain all of our existing senior management personnel or to attract additional qualified personnel when needed.

Increases in the cost of labor, union organizing activity, labor disputes and work stoppages at our facilities could delay or impede our production, reduce sales of our products and increase our costs.

The costs of labor are generally increasing, including the costs of employee benefit plans. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become the subject of union organizing activity at additional facilities. In particular, renewal of collective bargaining agreements typically involves negotiation, with the potential for work stoppages or increased costs at affected facilities. Currently, all of our union employees are covered by collective bargaining agreements.

Downgrades of our credit ratings could adversely impact us.

Our credit ratings are important to our cost of capital. The major debt rating agencies routinely evaluate our debt based on a number of factors, which include financial strength as well as transparency with rating agencies and timeliness of financial reporting. A downgrade in our debt rating could result in increased interest and other expenses on our existing variable interest rate debt, and could result in increased interest and other financing expenses on future borrowings. Downgrades in our debt rating could also restrict our access to capital markets and affect the value and marketability of our outstanding notes.

We will not be insured against all potential losses and could be seriously harmed by natural disasters, catastrophes or sabotage.

Many of our business activities involve substantial investments in manufacturing facilities and many products are produced at a limited number of locations. These facilities could be materially damaged by natural disasters such as floods, tornados, hurricanes and earthquakes or by sabotage. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition and results of operations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

The market price of our common stock is subject to volatility.

The market price of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include actual or anticipated variations in our operational results and cash flow, our earnings relative to our competition, changes in financial estimates by securities analysts, trading volume, sales by holders of large amounts of our common stock, short selling, market conditions within the industries in which we operate, seasonality of our business operations, the general state of the securities markets and the market for stocks of companies in our industry, governmental legislation or regulation and currency and exchange rate fluctuations, as well as general economic and market conditions, such as recessions.

ITEM 1A.	RISK FACTORS (continued)

A small number of our stockholders could be able to significantly influence our business and affairs.

A few financial institutions own substantial amounts of our outstanding common stock. In addition, the Asbestos Trust formed as part of the Debtors’ emergence from bankruptcy (the “524(g) Trust”) now holds approximately 22% of our common stock. Large holders, such as these parties, may be able to affect matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, our bylaws give the 524(g) Trust the right to nominate two directors for as long as the 524(g) Trust holds shares representing at least 1% of our common stock.

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

•

require approval of the 524(g) Trust with respect to the amendment of certain provisions in our amended and restated certificate of incorporation and bylaws, if the amendment could adversely impact certain rights granted to the 524(g) Trust;

•	authorize the issuance of “blank check” preferred stock that our Board of Directors has a restricted right to issue to increase the number of outstanding shares to discourage a takeover attempt;

•	create a staggered Board of Directors;

•	prohibit stockholder action by written consent, and require that all stockholder actions be taken at a meeting of our stockholders;

•	provide that the Board of Directors is expressly authorized to make, amend or repeal our bylaws except in limited circumstances; and

•	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested”

ITEM 1A.	RISK FACTORS (continued)

stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change in control of our company.

We may pay little or no dividends on our common stock.

The payment of any future dividends to our stockholders will depend on decisions that will be made by our Board of Directors and will depend on then existing conditions, including our operating results, financial conditions, contractual restrictions, corporate law restrictions, capital agreements, applicable laws of the State of Delaware and business prospects. We may pay little or no dividends for the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Owens Corning has nothing to report under this Item.

ITEM 2.	PROPERTIES

Our Composite Solutions segment operates out of 38 manufacturing facilities. Principal manufacturing facilities for our Composite Solutions segment, all of which are owned by us except the Ibaraki, Japan facility, which is leased, include the following:

Chambery, France	Jackson, Tennessee
Anderson, South Carolina	Amarillo, Texas
Gous, Russia	Vado Ligure, Italy
Besana, Italy	Kimchon, Korea
Ibaraki, Japan	Apeldoorn, Netherlands

Our Insulating Systems segment operates out of 31 manufacturing facilities. Principal manufacturing facilities for our Insulating Systems segment, all of which are owned, include the following:

Newark, Ohio	Delmar, New York
Kansas City, Kansas	Tallmadge, Ohio
Waxahachie, Texas	Mexico City, Mexico
Fairburn, Georgia	Guangzhou, Guandong, China
Santa Clara, California	Toronto, Ontario, Canada
Edmonton, Alberta, Canada

Our Roofing and Asphalt segment operates out of 31 manufacturing facilities. Principal manufacturing facilities for our Roofing and Asphalt segment, all of which are owned by us, include the following:

Irving, Texas (R)	Compton, California (R) and (A)
Savannah, Georgia (R)	Medina, Ohio (R) and (A)
Summit, Illinois (R) and (A)	Kearny, New Jersey (R) and (A)
Atlanta, Georgia (R) and (A)	Denver, Colorado (R)
Jacksonville, Florida (R) and (A)	Portland, Oregon (R)

(R)—Roofing plant; (A)—Asphalt plant

Our Other Building Materials and Services segment operates out of 7 manufacturing facilities. Principal manufacturing facilities for our Other Building Materials and Services segment, all of which are owned by us except the Chester, South Carolina facility, which is leased, include the following:

Chester, South Carolina	Bray-sur-Seine, France
Napa, California	Forbach, France
Turda, Romania

We believe that these properties are in good condition and well maintained, and are suitable and adequate to carry on our business. The capacity of each plant varies depending upon product mix.

Our principal executive offices are located in the Owens Corning World Headquarters, Toledo, Ohio, a leased facility of approximately 400,000 square feet.

Our research and development activities are primarily conducted at our Science and Technology Center, located on approximately 500 acres of land owned by us outside of Granville, Ohio. It consists of more than 20 structures totaling more than 650,000 square feet. In addition, we have application development and other product and market focused research and development centers in various locations.

ITEM 3.	LEGAL PROCEEDINGS

On September 1, 2006, various members of OCD’s Investment Review Committee were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor OCD is named in the lawsuit but such individuals would have a contingent indemnification claim against OCD. The suit, brought by former employees of OCD, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in an OCD company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the defendants’ Motion for Summary Judgment. On April 15, 2008, the defendants filed a Motion for Reconsideration. On December 24, 2008, the court granted the defendants’ Motion for Reconsideration and dismissed the action. On January 9, 2009, the plaintiffs filed a Motion to Amend Judgment. On February 6, 2009, the defendants filed an Opposition to Plaintiff’s Motion to Amend Opinion and Order of Judgment.

Certain of the defendants in the lawsuit described above are officers or directors of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2008 Annual Meeting of Stockholders held on December 4, 2008, the following actions were taken:

The following directors were elected to serve until the 2011 Annual Meeting of Stockholders and until their successors are elected and qualified:

Name	For	Withheld
Gaston Caperton	108,787,708	4,826,119
Ann Iverson	112,969,647	644,180
Joseph F. Neely	112,975,639	638,188
W. Ann Reynolds	112,964,664	649,163
Robert B. Smith, Jr.	108,785,487	4,828,340

Proposal 2 to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2009 year was approved by stockholders with 113,521,782 shares voting in favor of the proposal, 47,229 shares voting against the proposal and 44,816 shares abstaining.

EXECUTIVE OFFICERS OF OWENS CORNING

The name, age and business experience during the past five years of Owens Corning’s executive officers as of February 18, 2009 are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning or OCD during the past five years except as indicated. Unless otherwise noted, all positions provided below refer to positions held with OCD for periods through October 31, 2006, and with Owens Corning for periods thereafter.

Name and Age	Position*
Karel K. Czanderna (52)	Group President, Building Materials since August 2008; formerly Vice President, North America Cooking Products & Outdoor Kitchens Businesses, Whirlpool Corporation.

Charles E. Dana (53)	Group President, Composite Solutions since September 2008; formerly Vice President and President, Composite Solutions Business since February 2004 and Vice President – Corporate Controller and Global Sourcing.

David L. Johns (50)	Senior Vice President and Chief Supply Chain and Information Technology Officer since April 2001.

Stephen K. Krull (44)	Senior Vice President, General Counsel and Secretary since February 2003.

Mark W. Mayer (51)	Vice President and Chief Accounting Officer since December 2007; formerly Vice President Corporate Accounting and External Reporting.

Duncan J. Palmer (43)	Senior Vice President and Chief Financial Officer since September 2007; formerly Vice-President, Upstream Commercial Finance for Shell International Exploration and Production BV (2007), Vice-President Finance Global Lubricants for Shell Oil Company (2004), and Vice President Finance US Lubricants for Shell Oil Company (2002).

Michael H. Thaman (44)	President and Chief Executive Officer since December 2007 and also Chairman of the Board since April 2002; formerly also Chief Financial Officer until September 2007. Director since 2006; formerly Director of OCD since January 2002.

*	Information in parentheses indicates year during the past five years in which service in position began. The last item listed for each individual represents the position held by such individual at the beginning of the five year period.

PART II

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Owens Corning’s common stock trades on the New York Stock Exchange under the symbol “OC.” The following table sets forth the high and low sales prices per share of Owens Corning common stock for each quarter from January 1, 2007 through December 31, 2008.

Successor
Period	High	Low
First Quarter 2007	$33.75	$26.60
Second Quarter 2007	$36.93	$30.00
Third Quarter 2007	$33.73	$22.74
Fourth Quarter 2007	$27.15	$19.73
First Quarter 2008	$22.90	$16.20
Second Quarter 2008	$28.58	$17.90
Third Quarter 2008	$27.34	$19.68
Fourth Quarter 2008	$24.26	$10.05

Holders of Common Stock

The number of stockholders of record of Owens Corning’s Successor common stock on January 31, 2009 was 14,388.

Dividends

Owens Corning did not pay dividends on its common stock during the two most recent years. The payment of any future dividends to our stockholders will depend on decisions that will be made by our Board of Directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, corporate law restrictions, capital requirements, the applicable laws of the State of Delaware and business prospects. Although our Board of Directors is expected to consider the payment of quarterly dividends, there can be no assurance we will pay any dividend, or if declared, the amount of such dividend. Additionally, the terms of our Senior Credit Facilities restrict our ability to declare or pay dividends.

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

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month within the fourth quarter of the last year covered by the report:

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
October 1-31, 2008	1,755,934	$19.43	1,755,920	1,885,626
November 1-30, 2008	14	16.59	—	1,885,626
December 1-31, 2008	14	15.30	—	1,885,626

Total	1,755,962	$19.43	1,755,920

*	The Company retained 42 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.
**	On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 6.	SELECTED FINANCIAL DATA

	Successor			Predecessor
	Twelve Months Ended December 31,		Two Months Ended December 31,	Ten Months Ended October 31,	Twelve Months Ended December 31,
	2008 (a)	2007 (b)	2006 (c)	2006 (d)	2005 (e)	2004 (f)
	(in millions, except per share data)
Statement of Earnings (Loss)
Net sales	$5,847	$4,978	$772	$4,627	$5,177	$4,626
Cost of sales	4,963	4,201	656	3,741	4,107	3,698

Gross margin	884	777	116	886	1,070	928
Marketing and administrative expenses	617	498	86	408	521	490
Science and technology expenses	69	63	30	48	56	44
Restructuring costs	7	28	20	12	—	—
Chapter 11-related reorganization items	1	—	10	45	45	54
Provision (credit) for asbestos litigation claims (recoveries)	—	—	—	(13)	4,267	(24)
Employee emergence equity program expense	26	37	6	—	—	—
(Gain) loss on sale of fixed assets and other	(32)	6	8	(65)	(18)	(2)

Earnings (loss) from continuing operations before interest and taxes	196	145	(44)	451	(3,801)	366
Interest expense, net	116	122	29	241	740	(12)
Gain on settlement of liabilities subject to compromise	—	—	—	(5,864)	—	—
Fresh-start accounting adjustments	—	—	—	(2,919)	—	—

Earnings (loss) from continuing operations before taxes	80	23	(73)	8,993	(4,541)	378
Income tax expense (benefit)	919	(8)	(23)	980	(411)	202

Earnings (loss) from continuing operations before minority interest and equity in net earnings (loss) of affiliates	(839)	31	(50)	8,013	(4,130)	176
Minority interest and equity in net (loss) of affiliates	—	(4)	(4)	—	(4)	(8)

Earnings (loss) from continuing operations	(839)	27	(54)	8,013	(4,134)	168
Discontinued operations (g)
Earnings (loss) from discontinued operations, net of tax of $0, $5, $(5), $45, $24 and $25, respectively	—	9	(11)	127	35	36
Gain on sale of discontinued operations, net of taxes of $0, $40, $0, $0, $0, and $0, respectively	—	60	—	—	—	—

Net earnings (loss)	$(839)	$96	$(65)	$8,140	$(4,099)	$204

Basic earnings (loss) per common share
Earnings (loss) from continuing operations	$(6.56)	$0.21	$(0.42)	$144.90	$(74.73)	$3.03
Earnings (loss) from discontinued operations	$—	$0.54	$(0.09)	$2.30	$0.65	$0.65
Diluted earnings (loss) per common share
Earnings (loss) from continuing operations	$(6.56)	$0.21	$(0.42)	$133.77	$(74.73)	$2.80
Earnings (loss) from discontinued operations	$—	$0.53	$(0.09)	$2.12	$0.65	$0.60
Weighted-average common shares
Basic	127.8	128.4	128.1	55.3	55.3	55.3
Diluted	127.8	129.0	128.1	59.9	55.3	59.9
Statement of Cash Flows Data
Net cash flow from operations	$193	$182	$15	$(1,903)	$746	$449
Additions to plant and equipment	$(434)	$(247)	$(77)	$(284)	$(288)	$(232)
Balance Sheet Data (end of period)
Total assets	$7,217	$7,872	$8,470	$8,714	$8,735	$7,639
Long-term debt, net of current portion	$2,172	$1,993	$1,296	$1,300	$36	$38
Liabilities subject to compromise	$—	$—	$—	$—	$13,520	$9,171
Stockholders’ equity (deficit)	$2,733	$3,988	$3,686	$3,728	$(8,147)	$(4,080)

ITEM 6.	SELECTED FINANCIAL DATA (continued)

No dividends were declared or paid for any of the periods presented above.

(a)	During 2008, the Successor recorded $75 million of integration costs related to the Acquisition, $26 million of expenses related to our employee emergence equity program, charges of $10 million related to certain asset impairments, $9 million in expenses related to leases of certain precious metals used in production tooling, charges of $7 million for restructuring and a gain of $48 million related to the sale of certain precious metals used in production tooling.
(b)	During 2007, the Successor recorded charges of $54 million for restructuring and other charges (comprised of $28 million of restructuring charges and $26 million of other costs, which is inclusive of $21 million of accelerated depreciation), charges of $60 million related to certain asset impairments, $28 million of transaction costs related to the Acquisition, charges of $12 million related to the impact of inventory write-up due to the Acquisition, charges of $1 million related to the write-off of in-process research and development due to the Acquisition, losses related to the exit of our HOMExperts service line of $7 million and $37 million of expenses related to our employee emergence equity program.
(c)	During the two months ended December 31, 2006, the Successor recorded charges of $32 million for restructuring and other charges (comprised of $20 million of restructuring charges and $12 million of other costs), $6 million of transaction costs related to the Acquisition, charges of $10 million for Chapter 11-related reorganization expenses, charges of $63 million related to the impact of fresh-start accounting (comprised of $42 million related to the impact of inventory write-up and $21 million related to the write-off of in-process research and development) and $6 million of expenses related to our employee emergence equity program.
(d)	During the ten months ended October 31, 2006, the Predecessor recorded income of $34 million for restructuring and other credits (comprised of $12 million of restructuring charges, $45 million of gains on the sale of metal, and $1 million of other gains), $7 million of transaction costs related to the Acquisition, charges of $45 million for Chapter 11-related reorganization expenses, income of $13 million for asbestos-related insurance recoveries and $247 million for accrued post petition interest.
(e)	During 2005, the Predecessor recorded charges of $4,267 million for additional provision for asbestos liability claims net of asbestos-related insurance recoveries, charges of $735 million for accrued post petition interest for the period from the Petition Date through December 31, 2005 on the Predecessor’s primary pre-petition bank credit facility, charges of $45 million for Chapter 11 related reorganization expenses, income of $13 million due to changes in the Ohio tax law during 2005, $7 million of gains from the sale of metal and gains of $5 million on the early extinguishment of Asian debt.
(f)	During 2004, the Predecessor recorded income of $5 million for restructuring and other charges, charges of $54 million for Chapter 11 related reorganization expenses, and income of $24 million for asbestos-related insurance recoveries.
(g)	Discontinued operations consist of the Company’s Siding Solutions business and Fabwel unit which were both sold during the third quarter of 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Owens Corning, our operations and our present business environment. MD&A is provided as a supplement to – and should be read in conjunction with – our Consolidated Financial Statements and the accompanying Notes thereto contained in this report. Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning. As a result of the application of fresh-start accounting on October 31, 2006, and in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SoP 90-7), the post-emergence financial results of the Company (for all periods ending after October 31, 2006) are presented as the “Successor” and the pre-emergence financial results of the Company (for all periods ending through October 31, 2006) are presented as the “Predecessor.” Financial statements prepared under accounting principles generally accepted in the United States do not straddle the Effective Date because in effect the Successor represents a new entity. For the readers’ convenience, the Successor two months ended December 31, 2006 and the Predecessor ten months ended October 31, 2006 have been combined for certain purposes and are collectively referred to as “2006.”

GENERAL

Headquartered in Toledo, Ohio, Owens Corning is a leading global producer of glass fiber reinforcements and other materials for composites and of residential and commercial building materials. The Company’s business operations fall within two general product groups: Composites, which includes our Composite Solutions reportable segment, and Building Materials, which includes our Insulating Systems, Roofing and Asphalt and Other Building Materials and Services reportable segments. Through these lines of business, we manufacture and sell products worldwide. We maintain leading market positions in many of our major product categories.

EXECUTIVE OVERVIEW

The year 2008 brought about a deepening of the decline in the United States residential construction market and a growing global economic and financial crisis. Despite these conditions, our diversified portfolio of businesses served us well in 2008, producing Adjusted EBIT for 2008 of $290 million. See pages 30-32 below for further information regarding Adjusted EBIT, including a reconciliation to net earnings (loss).

Net loss in 2008 was $839 million, due primarily to the 2008 non-cash charge of $909 million to establish an accounting valuation allowance against our net United States deferred tax assets related to our net operating losses. The non-cash charge will have no impact on our ability to utilize our United States net operating losses to offset future United States profits. We believe our United States operations will have sufficient profitability during the remaining tax-loss carryforward period to realize substantially all of the economic value of the net operating losses before they expire. See Note 24 “Income Taxes” for more information regarding the accounting valuation allowance.

To date, market conditions have not had any material adverse impact on our liquidity. We have a strong balance sheet, with ample liquidity to meet our financial obligations and support our global growth strategy. We have maintained our debt at comfortable levels, while repurchasing approximately 4.7 million shares of our common stock in 2008. As of year-end, we had $615 million available on our $1 billion senior revolving credit facility. We have no significant debt maturities coming due until the fourth quarter of 2011 when the senior revolving credit facility and the senior term loan facility mature.

In 2008, our Composites Group successfully completed the integration of the 2007 acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses (the “Acquisition”). With the Acquisition, we expanded our global presence and further diversified our portfolio of businesses. Sales outside of the United States and Canada were 32% of our net sales in 2008, compared to 25% in 2007. Sales in our Composites Group were 39% of our total net sales in 2008, compared to 33% in 2007. Activities to realize acquisition-related synergies are ahead of schedule, resulting in the realization of significant synergies in 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Nonetheless, our Composites Group has been negatively impacted by the global economic slow-down that accelerated at the end of 2008. We saw a marked decrease in demand late in the fourth quarter. We expect the downturn of the global economy will continue in 2009, but we believe that the efficiencies gained in the current year have positioned us to benefit as market conditions improve.

Our Building Materials Group remained profitable as we effectively managed a tough residential construction market in the United States in 2008. Annualized total housing starts in the United States for 2008, including single and multifamily units as reported by the United States Census Bureau, were 0.904 million, down 56% from the peak in 2005. Benefits that our Roofing and Asphalt segment were able to realize from actions taken in 2007 and 2008 to improve productivity and streamline our asset base were increased by significant storm demand. Our Insulating Systems segment was affected by the continued weakness in the residential construction market in the United States. We saw declines in residential insulation volume, but to a lesser extent than the decline in United States housing starts. Insulating Systems suffered from high levels of inflation, particularly in energy and energy-related materials.

We have taken, and continue to take, appropriate actions across all of our businesses to align our production capacity with market conditions. If, in 2009, construction in the United States continues to decline and the global economy continues to weaken, additional actions may be necessary. Conversely, if these markets recover, we are well positioned to respond to increased demand.

Current indicators point to another challenging and rapidly changing environment for our businesses in 2009. Our Building Materials Group faces continued uncertainty in the housing market in North America. Our Composites Group confronts global economic weakness that is influencing demand. Conversely, our Insulating Systems and Composites Solutions segments may benefit in 2009 and 2010 from the recently enacted United States economic stimulus plan, which encourages the re-insulation of homes and buildings and promotes further development of wind power as a source of renewable energy.

We believe that the fundamental drivers of demand that underpin our key markets all point to sustained long-term growth. We believe that actions taken to align our capacity with market conditions combined with our ample liquidity will allow us to remain a strong and competitive company through the economic cycle.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Successor		COMBINED Twelve Months Ended December 31, 2006	Successor	Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006
Net sales	$5,847	$4,978	$5,399	$772	$4,627
Gross margin	$884	$777	$1,002	$116	$886
% of net sales	15%	16%	19%	15%	19%
Marketing and administrative	$617	$498	$494	$86	$408
% of net sales	11%	10%	9%	11%	9%
Science and technology	$69	$63	$78	$30	$48
% of net sales	1%	1%	1%	4%	1%
Employee emergence equity program expense	$26	$37	$6	$6	$—
Earnings (loss) from continuing operations before interest and taxes	$196	$145	$407	$(44)	$451
Interest expense, net	$116	$122		$29	$241
Gain on settlement of liabilities subject to compromise	$—	$—		$—	$(5,864)
Fresh-start accounting adjustments	$—	$—		$—	$(2,919)
Income tax expense (benefit)	$919	$(8)		$(23)	$980
Earnings (loss) from continuing operations	$(839)	$27		$(54)	$8,013
Earnings (loss) from discontinued operations, net of tax of $0, $5, $(5) and $45, respectively	$—	$69		$(11)	$127
Net earnings (loss)	$(839)	$96		$(65)	$8,140

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

2008 Compared to 2007: Net sales increased primarily as a result of incremental sales from the November 2007 Acquisition net of the May 2008 sale of two composite manufacturing plants in Battice, Belgium and Birkeland, Norway (the “Divestiture”) in our Composite Solutions segment, and from increased selling prices and sales volumes in our Roofing and Asphalt segment. These increases were partially offset by declines in sales volume in our Insulating Systems and Other Building Materials and Services segments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Sales outside the United States represented 38% of total sales for 2008 compared to 31% for 2007. The increase was due to incremental sales outside the United States related to the Acquisition net of the Divestiture and favorable foreign exchange rates.

2007 Compared to 2006: Volumes in our building products category declined in response to the significant decline in new residential construction, weaker demand in residential repair and remodeling, and somewhat weaker commercial and industrial demand in the United States. The decline in volume also impacted prices for certain products in our building materials businesses. Additionally our exit from our HOMExperts service line during the fourth quarter 2006 contributed to the sales decline. Partially offsetting this decline were incremental sales resulting from the November 2007 Acquisition, additional sales related to our acquisition of a European manufactured stone producer in September 2006, and increases related to favorable foreign currency exchange rates.

Sales outside the United States represented 31% of total sales for 2007 compared to 22% for 2006. The increase was due to lower sales of building materials products in the United States in 2007 combined with incremental sales outside the United States related to the Acquisition, increased European sales of manufactured stone veneer products, and favorable foreign exchange rates.

GROSS MARGIN

2008 Compared to 2007: The increase in gross margin is the result of the inclusion of a full year of margin from the Acquisition and improvements in our Roofing and Asphalt segment margins. However, gross margin as a percentage of net sales declined in 2008. This was a result of lower margins in our Insulating Systems segment that were only partially offset by margin improvements in our Composite Solutions and Roofing and Asphalt segments. The deterioration in our Insulating Systems segment was the result of inflation, declines in selling prices and lower sales volumes. The improvement in Composite Solutions was the result of increases in manufacturing productivity, including the realization of synergies from the Acquisition. The increase in Roofing and Asphalt was the result of price increases that outpaced inflation and improved manufacturing productivity, sales volume and mix.

Certain items are excluded from management’s internal view of segment performance and, therefore, are excluded from the segment gross margin discussion above. The net effect of these items, which are included in our Corporate, Other and Eliminations category, had a minor impact on the change in gross margin from 2007 to 2008. Year-over-year, we incurred $50 million less in charges for asset impairments, $30 million less in charges relating to exiting businesses, closing facilities and taking non-recurring actions to reduce operating costs and $12 million less in charges related to the write-up of inventories associated with the Acquisition. Offsetting these decreases in expenses were additional charges to cost of sales for valuing our inventories under the last-in-first-out (“LIFO”) method of $39 million, additional integration costs related to the Acquisition of $33 million, additional performance-based compensation expense of $18 million and an additional $12 million of precious metal lease expense resulting from leases assumed in the Acquisition.

2007 Compared to 2006: Gross margin as a percentage of net sales was negatively impacted by volume and price declines in the Insulating Systems and Roofing and Asphalt segments, and increased material, energy, labor and idle facility costs.

Certain items are excluded from management’s internal view of segment performance and, therefore, are excluded from the segment gross margin discussion above. These items are included in our Corporate, Other and Eliminations category. Gross margin in 2007 was negatively impacted by charges, primarily asset impairments and acceleration of depreciation associated with plant closures and capacity reductions, of approximately $36

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

million related to actions taken in the third and fourth quarters to reduce headcount, close certain facilities and curtail production. Such charges totaled $19 million in 2006. Additionally, 2007 gross margin was negatively impacted by an asset impairment charge of approximately $50 million related to assets sold as part of the 2008 Divestiture and by approximately $12 million in additional expenses resulting from the sale of inventories whose value was written up to market value as part of the 2007 Acquisition. The effect of fresh-start accounting increased gross margin by approximately $7 million in 2007, primarily due to reduced pension expense, partially offset by increased depreciation and amortization, and other post-employment benefits expense. The effect of fresh-start accounting decreased gross margin by approximately $43 million in 2006, primarily due to the sale of inventory that was written up to market value at emergence from bankruptcy. Partially offsetting these cost increases was a decline in the expense of valuing inventory using the LIFO method of $29 million in 2007 compared to 2006.

MARKETING AND ADMINISTRATIVE EXPENSES

2008 Compared to 2007: The increase was due primarily to the inclusion of the Acquisition for the full year of 2008 compared to two months of 2007, additional performance-based compensation expense of $39 million and a $13 million increase in acquisition integration and transaction costs.

2007 Compared to 2006: The increase was due primarily to the inclusion of the Acquisition for the two months ending December 31, 2007, and a $15 million increase in acquisition transaction and integration costs related to the Acquisition. Offsetting these increases were reductions in performance-based compensation expense of approximately $30 million compared to 2006, as adverse market conditions negatively impacted our ability to achieve performance goals. In addition, the adoption of fresh-start accounting decreased marketing and administrative expenses by approximately $12 million in 2007, primarily due to lower pension and depreciation expense compared to a decrease of approximately $4 million in 2006.

SCIENCE AND TECHNOLOGY EXPENSES

2008 Compared to 2007: The increase is primarily due to the inclusion of the Acquisition for the full year of 2008 compared to two months in 2007, net of the Divestiture.

2007 Compared to 2006: The decrease is primarily due to the write-off of in-process research and development totaling $21 million in conjunction with our emergence from bankruptcy and adoption of fresh-start accounting in 2006 compared to approximately $1 million in 2007 associated with the Acquisition.

EMPLOYEE EMERGENCE EQUITY PROGRAM EXPENSE

Our plan of reorganization established a one-time employee emergence equity program. The cost of this program is being amortized over the vesting period of three years beginning in November 2006. Compensation expense related to the employee emergence equity program reduced earnings (loss) from continuing operations before interest and taxes by $26 million in 2008, compared to $37 million in 2007 and $6 million in 2006. Employee emergence equity program expense in 2007 includes the acceleration of expense related to employees severed as part of our 2006 restructuring plan.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

2008 Compared to 2007: In addition to the items noted above for 2007, earnings (loss) from continuing operations before interest and taxes were impacted by the following:

•	We recorded $7 million of restructuring charges in 2008 compared to $28 million in 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•

In 2008, the gain (loss) on sale of fixed assets and other line item of the Consolidated Statement of Earnings (Loss) included realized gains of $48 million on the sale of certain precious metals used in production tooling. No such metal sales occurred in 2007.

2007 Compared to 2006: In addition to the items noted above, earnings (loss) from continuing operations before interest and taxes was impacted by the following:

•	In 2006, Chapter 11-related reorganization items due to our emergence from bankruptcy on October 31, 2006 totaled $55 million. No such items were recorded in 2007.

•

In 2006, the gain (loss) on sale of fixed assets and other line item of the Consolidated Statement of Earnings (Loss) included gains of $45 million on the sale of certain precious metals used in production tooling. No such metal sales occurred in 2007.

•

In the third quarter 2006, the Company resolved a matter related to Fibreboard asbestos personal injury claims and insurance assets and recorded a net credit for asbestos litigation totaling $13 million.

INTEREST EXPENSE, NET

2008 Compared to 2007: Higher average borrowing levels in 2008 were more than offset by lower average variable interest rates, resulting in lower interest expense in 2008.

2007 Compared to 2006: On October 31, 2006 as part of our Plan, we issued $1.2 billion of new Senior Notes in a private placement; $650 million at an interest rate of 6.5% due in 2016, and $550 million at an interest rate of 7% due in 2036 (the “Senior Notes”). Net interest expense for 2007 reflects primarily interest on $1.2 billion of Senior Notes, borrowing under a delayed-draw senior term loan facility, and borrowings under our revolving credit facility. The 2006 results also include expenses of $247 million with respect to OCD’s pre-petition credit facility and certain unsecured trade claims against Debtors other than OCD relating to post-petition interest and certain other fees.

GAIN ON SETTLEMENT OF LIABILITIES SUBJECT TO COMPROMISE AND FRESH-START ACCOUNTING ADJUSTMENTS

The ten months ended October 31, 2006 was affected by our emergence from bankruptcy in October 2006 due to the gain on the settlement of liabilities subject to compromise and fresh-start accounting adjustments of $5,864 million and $2,919 million, respectively.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense for 2008 was $919 million primarily due to a non-cash charge of $909 million to establish an accounting valuation allowance against our United States deferred tax assets, related to our net operating losses, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). The valuation allowance was recorded based on our United States losses before income taxes over 2007 and 2008 and our current estimates for near-term United States results, which have been adversely impacted by the continuing decline in United States housing starts. Taking this charge will have no impact on our ability to utilize our United States net operating losses to offset future United States profits. We continue to believe that we ultimately will have sufficient United States profitability during the remaining tax loss carryforward period to realize substantially all of the economic value of the net operating losses before they expire. For federal tax purposes, the net operating losses begin to expire in 2026. For state tax purposes, the expiration period could be shorter. We will periodically review the accounting valuation allowance and will reverse the charge partially or totally, when, and if, appropriate under FAS 109.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Excluding the charge related to the valuation allowance described above and the approximate $7 million charge for establishing similar valuation allowances against certain of our foreign net deferred tax assets, our effective tax rate was 3%. The difference between this effective rate and the federal statutory tax rate of 35% was primarily attributable to various tax planning initiatives implemented in 2007 through 2008 which have significantly reduced our cash taxes and tax provision related to our international operations.

Income tax benefit for 2007 was $8 million, which represents a 35% negative effective tax rate. The difference between the 35% negative effective rate and the Federal statutory tax rate of 35% was primarily due to the effect of tax savings resulting from various initiatives implemented in 2006 and 2007 and global legislative changes.

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

DISCONTINUED OPERATIONS

During the third quarter 2007, we completed transactions that allow us to focus on our core businesses. In August 2007, we sold our Siding Solutions business, which was the largest business in our Other Building Materials and Services segment for a pretax gain of $115 million. In September 2007, we sold our Fabwel unit, which was part of our Composite Solutions segment for a pretax loss of $15 million. The financial results for these businesses have been segregated and are reported as discontinued operations in the Consolidated Statements of Earnings (Loss) for all periods presented.

Adjusted Earnings from Continuing Operations Before Interest and Taxes (Adjusted EBIT)

For purposes of internal review of the Company’s year-over-year operational performance, our management excludes from net earnings (loss) certain items it believes are not the result of current operations, and therefore affect comparability. Additionally, management views net precious metal lease (expense) income as a financing item included in net interest expense rather than as a product cost included in cost of sales. The adjusted financial measures resulting from these adjustments (including Adjusted EBIT as described more fully below) are used internally by the Company for various purposes, including reporting results of operations to the Board of Directors of the Company, analysis of performance and related employee compensation measures. Although management believes that these adjustments result in a measure that provides it a useful representation of our operational performance, the adjusted measure should not be considered in isolation or as a substitute for net earnings as prepared in accordance with accounting principles generally accepted in the United States.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Items affecting comparability are shown in the table below (in millions).

	Successor		COMBINED Twelve Months Ended December 31, 2006	Successor	Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006
Chapter 11-related reorganization items	$(1)	$—	$(55)	$(10)	$(45)
Asbestos litigation recoveries	—	—	13	—	13
Net precious metal lease (expense) income	(9)	3	1	—	1
Restructuring and other costs	(7)	(54)	(43)	(32)	(11)
Acquisition integration and transaction costs	(75)	(41)	(13)	(6)	(7)
Gains (losses) on sales of assets and other	34	(7)	45	—	45
Employee emergence equity program expense	(26)	(37)	(6)	(6)	—
Fresh-start accounting impact	—	—	(63)	(63)	—
Asset impairments	(10)	(60)	—	—	—

Total items affecting comparability	$(94)	$(196)	$(121)	$(117)	$(4)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation of net earnings (loss) to Adjusted EBIT is shown in the table below (in millions).

	Successor		COMBINED Twelve Months Ended December 31, 2006	Successor	Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006
NET EARNINGS (LOSS)	$(839)	$96		$(65)	$8,140
Discontinued operations
Earnings (loss) from discontinued operations, net of tax of $0, $5, $(5) and $45, respectively	—	9		(11)	127
Gain on sale of discontinued operations, net of tax of $0, $40, $0, $0, respectively	—	60		—	—

Total earnings (loss) from discontinued operations	—	69		(11)	127

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(839)	27		(54)	8,013
Minority interest and equity in net earnings (loss) of affiliates	—	(4)		(4)	—

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(839)	31		(50)	8,013
Income tax expense (benefit)	919	(8)		(23)	980

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	80	23		(73)	8,993
Fresh-start accounting adjustments	—	—		—	(2,919)
Gain on settlement of liabilities subject to compromise	—	—		—	(5,864)
Interest expense, net	116	122		29	241

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	196	145	407	(44)	451
Total adjustments to remove comparability items	94	196	121	117	4

ADJUSTED EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	$290	$341	$528	$73	$455

Segment Results

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

reflected in EBIT for our reportable segments and are included in the Corporate, Other and Eliminations category, which is presented following the discussion of our reportable segments.

Composite Solutions

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composite Solutions segment (in millions).

	Successor		COMBINED Twelve Months Ended December 31, 2006	Successor	Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006
Net sales	$2,363	$1,695	$1,382	$227	$1,155
% change from prior year	39%	23%	9%
% of total reportable segments	39%	33%	25%	29%	24%

EBIT	$208	$123	$108	$37	$71
EBIT as a % of net sales	9%	7%	8%	16%	6%
% of total reportable segments	54%	34%	17%	51%	12%

Depreciation and amortization	$135	$115	$90	$16	$74

NET SALES

2008 Compared to 2007: Substantially all of the increase in net sales was the result of incremental sales from the Acquisition net of the Divestiture. Excluding the incremental sales from the Acquisition net of the Divestiture, sales volumes decreased due to the global economic slow-down and resulting decline in global GDP during the fourth quarter of 2008. Other items positively impacting net sales in 2008 were the translation of sales denominated in foreign currencies into United States dollars ($64 million) and slightly higher selling prices.

By the end of 2008, demand declined significantly in all of our global markets to levels well below that of historical trends. In response to the decline in demand, we have begun to balance our capacity by extending downtimes for machine repairs and rebuilds as well as shutting down production lines and delaying expansion projects. As conditions evolve in 2009, we are prepared to further curtail our capacity if necessary.

2007 Compared to 2006: Of the increase in 2007 net sales, incremental sales from the Acquisition represented approximately $160 million. Year-over-year improvements in volume increased sales by approximately $70 million compared to 2006. The effect of translating sales denominated in foreign currencies into United States dollars increased sales by $50 million. The remainder of the increase in sales was due to increased prices.

EBIT

2008 Compared to 2007: More than three-quarters of the EBIT improvement was due to incremental earnings from the Acquisition net of the Divestiture. EBIT was also positively impacted by improvements in manufacturing productivity, reduced marketing and administrative costs (excluding the impact from the Acquisition net of the Divestiture) and favorable translation rates on earnings denominated in foreign currencies ($10 million). Our manufacturing operations and our marketing and administrative functions have benefited from synergies from the integration of the Acquisition. Offsetting these increases were lower sales volumes (excluding the impact of the Acquisition net of the Divestiture) and lower margins resulting from our inability to recover inflation in raw materials, energy and delivery costs through selling price increases. Furthermore, we recorded an

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

additional $6 million of depreciation expense in the fourth quarter of 2008 related to the finalization of the purchase price allocation of the Acquisition.

Through the third quarter of 2008, our EBIT margin in this segment was 10 percent. The EBIT margin in the fourth quarter dropped to four percent due to rapid and significant declines in worldwide demand. We anticipate that the EBIT margin will continue to be under pressure during 2009.

2007 Compared to 2006: EBIT in 2006 included insurance recoveries related to the flood at our Taloja, India production facility of $20 million. Also included in 2006 EBIT was $8 million of expense associated with downtime at our Taloja, India facility for repair of flood damage and expansion. After removing the impact of these items, 2007 EBIT increased primarily due to the impact of improved selling prices, productivity gains, incremental earnings from the Acquisition and the effect of translating earnings denominated in foreign currencies into United States dollars. Offsetting these gains was the inability to fully offset higher costs through higher selling prices. The adoption of fresh-start accounting upon our emergence from bankruptcy decreased 2007 year-over-year EBIT by approximately $4 million, related primarily to increased post-employment benefit expenses.

Insulating Systems

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulating Systems segment (in millions).

	Successor		COMBINED Twelve Months Ended December 31, 2006	Successor	Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006
Net sales	$1,573	$1,776	$2,097	$331	$1,766
% change from prior year	(11)%	(15)%	6%
% of total reportable segments	26%	35%	38%	42%	37%

EBIT	$14	$192	$467	$59	$408
EBIT as a % of net sales	1%	11%	22%	18%	23%
% of total reportable segments	4%	54%	72%	82%	72%

Depreciation and amortization	$119	$125	$85	$20	$65

NET SALES

2008 Compared to 2007: The continued decline in new residential construction in the United States significantly impacted the demand for insulation products, and therefore, more than three-quarters of the decrease in net sales was the result of lower sales volumes. United States housing starts have been declining for more than two years, and were down 33% from 2007 to 2008, which resulted in significantly lower sales in our residential insulation markets. However, our commercial and industrial markets in the United States, as well as our markets in Canada, Asia Pacific and Latin America, did not experience declines in demand to the same extent. Additionally, sales volumes in our residential re-insulation market increased by approximately 10 percent, from a low base, as homeowners increased the energy efficiency of their homes to offset rising energy costs. Sales were also negatively impacted by price declines in the first half of the year due to lower capacity utilization across the industry, although there was some stabilization in pricing in residential insulation during the second half of the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In response to the continuing decline in demand, we have continued to balance our capacity by extending downtimes for machine repairs and rebuilds as well as shutting down production lines. We expect that the accumulated weakness in the United States housing industry will continue to affect the insulation industry in 2009. As conditions evolve in 2009, we are prepared to adjust our capacity if necessary.

2007 Compared to 2006: Lower demand in new residential construction and repair and remodeling in the United States in 2007 significantly impacted demand for our residential insulation products. During the third and fourth quarters of 2007, we also experienced some quarter-over-quarter weakness in our commercial and industrial markets. Approximately three-fourths of this segment’s decline in sales was due to unfavorable volume and product mix, and the remainder of the decline was due to price erosion on certain products due to competitive pressure.

In response to weakening demand during 2007, the Company curtailed production at multiple locations in the United States and Canada through extending curtailments, slowing certain production lines or extending downtime for furnace repairs or rebuilds. Throughout 2007 insulation inventories were adjusted to seasonal sales levels.

EBIT

2008 Compared to 2007: The decrease in EBIT was primarily the result of lower margins and lower sales volumes. Lower margins, due to high levels of inflation in energy and energy-related costs, such as materials and delivery, coupled with price declines, accounted for over half of the decrease in EBIT. Lower sales volumes, which drove underutilization of our production capacity, accounted for the remainder of the decrease in EBIT. We were able to mitigate this impact through actions we took beginning in the fourth quarter 2007 to reduce our production capacity and align our cost structure with market demand expectations.

2007 Compared to 2006: Approximately one-third of the decline was due to lower selling prices and approximately one-third was due to decreased sales volumes. The adoption of fresh-start accounting upon our emergence from bankruptcy decreased 2007 year-over-year EBIT by approximately $37 million, related primarily to increased depreciation and amortization costs. The remainder of the decrease is due to idle facility costs and inflation in raw materials, energy and labor.

Roofing and Asphalt

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing and Asphalt segment (in millions).

	Successor		COMBINED Twelve Months Ended December 31, 2006	Successor	Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006
Net sales	$1,863	$1,375	$1,723	$167	$1,556
% change from prior year	35%	(20)%	(5)%
% of total reportable segments	31%	27%	31%	21%	32%

EBIT	$185	$27	$72	$(23)	$95
EBIT as a % of net sales	10%	2%	4%	(14)%	6%
% of total reportable segments	48%	8%	11%	(32)%	16%

Depreciation and amortization	$42	$40	$33	$7	$26

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

2008 Compared to 2007: More than three-quarters of the increase in net sales was attributable to increases in selling prices, which were implemented to recover inflation, primarily in asphalt, and thereby improve margins in this segment. Also improving net sales were higher sales volumes, which were driven by strong, damaging storms in the spring and summer, and favorable product mix related to increased sales of our Duration™ Series Shingle product line and our roofing accessories. Some demand associated with the 2008 storms is expected to carry into the first half of 2009 as home roof-repair projects continue.

2007 Compared to 2006: Net sales declined due to a decrease in volume. The decline in existing home sales and related roofing repair and remodeling activities, lower demand in new residential construction in the United States and lower than average storm-related demand in the United States significantly impacted demand for our products. Sales were lifted by the introduction of the Company’s laminate product, Duration™ Series Shingles with SureNail® technology. The innovative shingles became available across the United States in first quarter of 2007, six months earlier than originally planned.

EBIT

2008 Compared to 2007: Nearly half of the increase in EBIT was the result of productivity improvements. In 2008, we made significant gains in manufacturing and material efficiencies, as well as realized benefits from a stream-lined asset base resulting from our 2007 and 2008 cost-cutting actions. Another one-third of the increase in EBIT was the result of improved margins as price increases outpaced inflation in raw materials, labor and delivery. Increased sales volumes and favorable product mix accounted for the remainder of the increase in EBIT.

2007 Compared to 2006: In 2007, decreased demand related to residential repair and remodeling, storm damage and new residential construction caused lower volumes that drove the reduction in EBIT. Improved asphalt purchasing and storage practices, lower year-over-year asphalt prices, improved productivity and price increases moderated the impact of inflation on energy and raw materials. The adoption of fresh-start accounting upon our emergence from bankruptcy decreased 2007 year-over-year EBIT by approximately $3 million, related primarily to increased depreciation and amortization costs.

Other Building Materials and Services

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Other Building Materials and Services segment (in millions).

	Successor		COMBINED Twelve Months Ended December 31, 2006	Successor	Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006
Net sales	$235	$301	$377	$60	$317
% change from prior year	(22)%	(20)%	19%
% of total reportable segments	4%	6%	7%	8%	7%

EBIT	$(24)	$14	$1	$(1)	$2
EBIT as a % of net sales	(10)%	5%	0%	(2)%	1%
% of total reportable segments	(6)%	4%	0%	(1)%	0%

Depreciation and amortization	$12	$10	$12	$2	$10

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

2008 Compared to 2007: More than three-quarters of the decrease in net sales was due to lower volumes in our Masonry Products business as a result of the decline in new residential construction and residential repair and remodeling. The remainder of the decline was primarily attributable to fewer installations in our Construction Services group as the tightening of the credit market and declining home values decreased the ability of homeowners to obtain financing for such home improvements.

2007 Compared to 2006: Net sales in 2006 included $76 million from our HOMExperts service line that was exited in the fourth quarter 2006. In 2007, sales of our Masonry Products business were increased by the inclusion of approximately $24 million from our acquisition of the Modulo™/ParMur Group during the third quarter 2006. This increase was partially offset by declines in volume in the remainder of our Masonry Products business due to continued weakness in new construction and repair and remodeling markets in the United States.

EBIT

2008 Compared to 2007: More than two-thirds of the decrease in EBIT was due to lower sales volumes, including higher idle facility costs, in our Masonry Products business. The remainder of the decline was primarily attributable to fewer installations in our Construction Services group.

2007 Compared to 2006: The impact of closing our HOMExperts service line in 2006 was the primary reason for the improved EBIT performance. In addition, manufacturing productivity improvements at our Masonry Products facilities offset the impact of declines in volumes related to the continued weakness in new construction and repair and remodeling markets in the United States.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions).

	Successor		COMBINED Twelve Months Ended December 31, 2006	Successor	Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006
Chapter 11-related reorganization items	$(1)	$—	$(55)	$(10)	$(45)
Asbestos litigation recoveries	—	—	13	—	13
Net precious metal lease (expense) income	(9)	3	1	—	1
Restructuring and other costs	(7)	(54)	(43)	(32)	(11)
Acquisition integration and transaction costs	(75)	(41)	(13)	(6)	(7)
Gains (losses) on sales of assets and other	34	(7)	45	—	45
Employee emergence equity program expense	(26)	(37)	(6)	(6)	—
Fresh-start accounting impact	—	—	(63)	(63)	—
Asset impairments	(10)	(60)	—	—	—
General corporate (expense) income	(93)	(15)	(120)	1	(121)

Loss from continuing operations before interest and taxes	$(187)	$(211)	$(241)	$(116)	$(125)

Depreciation and amortization	$23	$43 (a)	$48	$22 (b)	$26

(a)	Includes $21 million in accelerated depreciation related to fourth quarter 2007 actions to close facilities and reduce operating costs.
(b)	Includes $21 million in amortization related to the adoption of fresh-start accounting.

EBIT

2008 Compared to 2007: For 2008, included in the gains (losses) on sales of assets and other line are $48 million of gains on the sale of certain precious metals used in production tooling and $13 million of net other expenses and gains that are excluded from our segment results and primarily related to activities to exit facilities. The $7 million charge in 2007 relates to exiting our HOMExperts service line. The increase in general corporate expense was primarily due to increased performance-based compensation expense of $57 million. In addition, expenses from valuing inventory using the LIFO method resulted in increased general corporate expenses of $39 million. These increases were partially offset by the impact of our fourth-quarter 2007 cost savings projects. All other significant variances are discussed above in the Consolidated Results section.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2007 Compared to 2006: The impact of adopting fresh-start accounting on general corporate expense was an increase in EBIT for 2007 totaling approximately $54 million compared to 2006, primarily due to reduced charges for pension expense. All remaining significant variances are discussed above in the Consolidated Results section.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate as defined by OSHA, which we refer to as RIR. In 2008 our RIR improved 36% from the prior year, and our annual 2007 RIR improved 28% over our annual 2006 performance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Recently, worldwide capital and credit markets have seen unprecedented volatility. We are closely monitoring the potential impact of these market conditions on our liquidity. To date, these market conditions have not had any material adverse impact on our liquidity. There were no significant new committed debt issuances or refinancings in 2008. Therefore, these market conditions had no impact on the availability of committed funds for the Company. Based on information available to us, all of the financial institutions syndicated under our Credit Agreement applicable to our senior revolving credit facility and our senior term loan facility are able to fulfill their commitments as of our filing date. In common with other companies with similar agreements in the current financial market environment, there can be no assurance that one or more financial institutions may not cease to be able to fulfill their funding obligations. The Company has no significant debt maturities coming due until the fourth quarter of 2011 when the senior revolving credit facility and the senior term loan facility mature.

We are also closely monitoring the potential impact of changes in the operating conditions of our customers on our operating results. To date, changes in the operating conditions of our customers have not had a material adverse impact on our operating results; however, it is possible that we could experience material losses in the future if current economic conditions continue or worsen.

Notwithstanding the above, we expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our revolving credit facility, will provide sufficient liquidity to allow our Company to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions and financial obligations. On an ongoing basis, we will evaluate and consider repurchasing shares of our common stock as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

The Credit Agreement applicable to our senior revolving credit facility and our senior term loan facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that are usual and customary for a senior unsecured credit agreement. We were in compliance with these covenants as of December 31, 2008. At December 31, 2008, we had $2.2 billion of short- and long-term debt and cash-on-hand of $236 million. As of December 31, 2008, we had a credit rating of BBB- with a negative outlook from Standard & Poor’s Ratings Services and a credit rating of Ba1 with a negative outlook from Moody’s Investors Service.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash flows

The following table presents a summary of our cash balance and cash flows:

	Successor			Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006
Cash and cash equivalents at end of period	$236	$135	$1,089	$1,205
Cash flow from (used for) operations	$193	$182	$15	$(1,903)
Cash flow used for investing activities	$(162)	$(430)	$(77)	$(249)
Cash flow from (used for) financing activities	$67	$(731)	$(54)	$1,792

Cash flow from operations: The year-over-year improvement in our cash flow from operations is primarily the result of lower payments related to Chapter 11 filings and lower pension fund contributions, which were partially offset by increased working capital. We substantially completed our payments related to Chapter 11 filings in 2007, resulting in $56 million less cash used and restricted for such payments in 2008. Our pension fund contributions in 2008 were $48 million lower than in 2007. We ended 2008 with higher inventory and lower accounts receivable balances due to lower sales volumes at the end of the year, and a lower accounts payable balance due to lower purchasing levels at the end of the year. Changes in working capital items resulted in a net cash outflow of $91 million.

Investing activities: Cash used for investing activities decreased in 2008 compared to 2007. The primary reason for the decrease was the use of cash in 2007 for the Acquisition ($640 million, less cash acquired of $56 million) and to increase our ownership interest in Owens Corning India Limited ($28 million), while we made no such investments in 2008. Partially offsetting that decrease were increases in capital spending and decreases in proceeds from sales of assets and affiliates. Capital expenditures for 2008, excluding precious metal purchases, were $366 million. The increase in capital spending in 2008 is primarily related to our Composite Solutions segment, as this business almost doubled as a result of the November 2007 Acquisition. In 2008, certain precious metals for use in production tooling were purchased to reduce our metal lease portfolio acquired as part of the Acquisition. These purchases were fully funded by proceeds from the sales of certain precious metals used in production tooling.

In 2007, we received cash proceeds of approximately $437 million from the sale of our Siding Solutions business, our Fabwel unit and our interest in Owens-Corning South Africa (Pty) Ltd., while in 2008 we received cash proceeds of $197 million related to the Divestiture and the sale of certain facilities as part of our 2007 Restructuring Plan and the integration of the Acquisition.

Financing activities: The $67 million cash provided by financing activities was primarily the result of $180 million in net borrowings on our senior revolving credit facility, offset by $100 million in purchases of Treasury stock. In 2007, the $731 million cash used in financing activities was primarily the result of the payment of the $1.390 billion short term note payable to the 524(g) Trust in January of 2007, offset by $600 million borrowed under the delayed-draw senior term loan facility and $140 million in net borrowings on our senior revolving credit facility.

2009 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of free cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures excluding precious

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

metal purchases are expected to be less than $275 million in 2009. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Share Buy-back Program: On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at our discretion. During the twelve months ended December 31, 2008, we repurchased approximately 4.7 million shares of our common stock for an average price paid per share of $21.47. The cost of these treasury shares is shown as a reduction of stockholders’ equity on the Consolidated Balance Sheet. At December 31, 2008, there were approximately 1.9 million shares remaining available for repurchase under the share buy-back program.

United States Federal Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash to the 524(g) Trust in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. In 2008, we utilized approximately $200 million of these net operating losses as a result of the implementation of a tax strategy that accelerated the utilization of our net operating losses, but will have a positive impact on our net earnings over the next several years, and the settlement of our United States federal tax audit for 2004 and 2005. We project that the combined United States federal and state cash tax rate will be less than 2% for at least the next 10 to 15 years.

As discussed previously, we recorded an accounting valuation allowance against our United States deferred tax assets related to our net operating losses. Recording this accounting valuation allowance will have no impact on our ability to utilize our United States net operating losses to offset future United States profits. We continue to believe that we ultimately will have sufficient United States profitability during the remaining tax loss carryforward period to utilize substantially all of the net operating losses before they expire. Recording the accounting valuation allowance has no impact on our cash flow or liquidity, and we remain well within the levels required to be in compliance with the financial covenants in the Company’s senior revolving credit facility and senior term loan facility.

Pension contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $73 million and $121 million to the plans during 2008 and 2007, respectively. The Company expects to contribute approximately $62 million in cash to its pension plans during 2009. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

Derivatives

To mitigate some of the near-term volatility in our earnings and cash flows, we use financial and derivative financial instruments to hedge certain exposures, principally currency- and energy-related. Our current hedging practice has been to hedge a variable percentage of certain energy and energy-related exposures on a rolling forward basis up to 36 months out. During 2008 and 2007, declining natural gas costs were unfavorable to our

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

hedging portfolio, resulting in recognizing approximately $3 million and $8 million in pretax losses respectively. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures, and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures.

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

CONTRACTUAL OBLIGATIONS

In the ordinary course of business, the Company enters into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2008 are as follows (in millions):

	Payments due by period
	2009	2010	2011	2012	2013	2014 and Beyond	Total
Long-term debt obligations	$12	$6	$922	$2	$2	$1,197	$2,141
Interest on fixed rate debt	84	84	84	84	83	1,032	1,451
Interest on variable rate debt (1)	25	24	20	1	—	—	70
Capital lease obligations	4	2	2	2	2	35	47
Operating lease obligations	44	32	25	19	14	87	221
Purchase obligations (2)	210	105	77	31	20	47	490
Pension contributions (3)	62	96	129	91	86	—	464

Total (4)	$441	$349	$1,259	$230	$207	$2,398	$4,884

(1)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2008 for all future periods.
(2)	Purchase obligations are commitments to suppliers to purchase goods or services, and include take-or-pay arrangements, capital expenditures, and contractual commitments to purchase equipment. We did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. We do not believe such purchase orders will adversely affect our liquidity position.
(3)	The Pension contributions are based on what the Company currently projects contributions to our pension plans will be through 2013.
(4)	The Company has not included its FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) liability in the contractual obligation table as the timing of payment, if any, cannot be reasonably estimated.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments related to these assets, liabilities, revenues and expenses. We believe these estimates to be reasonable under the circumstances. Management bases its estimates and judgments on historical experience, expected future outcomes, and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe that the following accounting estimates are critical to our financial results.

Tax Estimates. The determination of our tax provision is complex due to operations in several tax jurisdictions outside the United States. We apply a more-likely-than-not recognition threshold for all tax uncertainties in accordance with FIN 48. Such uncertainties include any claims by the Internal Revenue Service for income taxes, interest, and penalties attributable to audits of open tax years.

In addition, we record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We estimate future taxable income and the effect of tax planning strategies in our consideration of whether deferred tax assets will more likely than not be realized. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to reduce the net deferred tax assets would be charged to income in the period such determination was made. Conversely, if we were to determine that we would be able to realize our net deferred tax assets in the future in excess of their currently recorded amount, an adjustment to increase the net deferred tax assets would be credited to income in the period such determination was made. A full valuation allowance related to our United States net deferred tax assets in the amount of $909 million has been recorded as of December 31, 2008.

Stock-Based Compensation. We account for our stock-based compensation expense in accordance with Statement of Financial Accounting Standard No. 123 (Revised 2004), “Share Based Payments” (“FAS 123R”). FAS 123R requires that we measure and recognize in our Consolidated Statement of Earnings (Loss) the expense associated with all stock-based payment awards made to employees and directors including stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards based on estimated fair values. The stock-based payment awards which require us to make the most significant estimates include our long-term incentive plan (“LTIP”) grants of performance stock awards and performance stock units, our employee emergence grant of stock options and our CEO appointment grant of restricted stock.

Our LTIP grants include contingent performance stock awards and performance stock units. The award amounts for these grants are contingent on meeting various company-wide performance goals during overlapping three-year periods. This requires us to make estimates regarding the likelihood of meeting our established goals (the “performance probability”) for each LTIP grant in place. Each performance probability can range from 0 percent to 200 percent depending on how we estimate that our performance over each relevant three-year period will compare to the goals established for such period. Quarterly, we review the performance probability for each LTIP grant in place, and may make revisions to such estimates if it becomes probable that we will not fully meet or will exceed the stated performance goals. When the performance probabilities are revised, cumulative

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

compensation expense for the applicable grants is re-computed using the updated performance probability for the term of the grant. An increase in the performance probability would result in the recognition of additional expense. A decrease in the performance probability would result in the reversal of previously-recorded surplus expense. These adjustments could result in a material impact to our Consolidated Financial Statements in any given period.

We utilize the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for our stock option grant. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk free interest rate expected during the option term. Of these assumptions, the expected term of the options and expected volatility of our common stock are the most difficult to estimate since they are based on the exercise behavior of employees and expected performance of our stock. An increase in the expected volatility of our stock would increase the amount of compensation expense on new awards. An increase in the expected term of options would also cause an increase in compensation expense. The expected dividends to be paid and the risk-free interest rates are less difficult to estimate. An increase in the expected dividends to be paid would decrease compensation expense and an increase in the risk-free interest rate would increase compensation expense.

We utilized the Monte Carlo valuation model to estimate the amount of compensation expense to be recognized for our CEO appointment grant. Our CEO appointment grant is comprised of restricted stock awards that vest solely upon fulfilling a market condition. The market condition allows for 20 percent of the total granted shares to vest on the day our stock closes at or above each of 5 specified closing prices. Significant assumptions made regarding the valuation of the CEO appointment grant included the derived requisite service periods, the expected volatility of the stock price during the expected term, the expected dividends to be paid and the risk-free interest rate expected during the term. Of these assumptions, the derived requisite service periods and the expected volatility of our common stock are the most difficult to estimate since they are based on the expected performance of our stock. Increases in each of these assumptions in the initial valuation of the grant would have increased our compensation expense. Throughout the term of the grant, if the market conditions are achieved sooner than the derived service period assumptions in the model, the timing of the recognition of compensation expense will be accelerated. The expected dividends to be paid and the risk-free interest rate are less difficult to estimate. For the initial valuation of the grant, an increase in the expected dividends to be paid would have caused a decrease in compensation expense, and an increase in the risk-free interest rate would have caused an increase in compensation expense.

Impairment of Assets. The Company exercises judgment in evaluating assets for impairment. Goodwill and other indefinite-lived intangible assets are tested for impairment annually, or when circumstances arise which indicate there may be an impairment. Long-lived assets are tested for impairment when economic conditions or management decisions indicate an impairment may exist. These tests require comparing recorded values to estimated fair values for the assets under review.

Fair values for goodwill testing are estimated using a discounted cash flow approach. Significant estimates in the discounted cash flow approach are cash flow forecasts of our reporting units, the discount rate and the terminal business value. The cash flow forecasts of the reporting units are based upon management’s long-term view of our markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is estimated using the Company’s long-term internal weighted average cost of capital, which is based upon the Company’s target long-term capital structure and the Company’s estimated cost of debt and equity. The terminal business value is determined by applying a business growth factor to the latest year for which a forecast exists. Our annual test of goodwill resulted in no impairment charges being required. However, significant decreases in the Company’s long-term view for any of our reporting units could increase the likelihood of recognizing an impairment charge in the future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other indefinite-lived intangible assets are the Company’s trademarks. Fair values used in testing for potential impairment of our trademarks are calculated by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation are discounted back using the Company’s weighted average cost of capital.

Fair values for other long-lived asset testing are calculated by estimating the undiscounted cash flows from the use and ultimate disposition of the asset or by estimating the amount that a willing third party would pay. Current market conditions have caused the Company to have idle capacity. While management’s current strategy is to utilize this capacity to meet expected future demand, any significant decrease in this expectation or change in management’s strategy could result in future impairment charges related to this excess capacity.

In addition, changes in management intentions, market conditions, operating performance and other similar circumstances could affect the assumptions used in these impairment tests. Changes in the assumptions could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.

Pensions and Other Postretirement Benefits. Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions, such as inflation, investment returns, mortality, turnover, medical costs and discount rates. Changes in assumptions used could result in a material impact to our Consolidated Financial Statements in any given period.

Two key assumptions that could have a significant impact on the measurement of pension liability and pension expense are the discount rate and expected return on plan assets. For our largest plan, the United States plan, the discount rate used for the December 31, 2008 measurement date was derived by matching projected benefit payments to bond yields obtained from the Citigroup Above Median Pension Discount Curve developed at these respective dates. The Citigroup Above Median Pension Discount Curve is a yield curve developed monthly by Citigroup and is based on corporate bonds rated AA+, AA or AA- by Standard & Poor’s or Aa1, Aa2 or Aa3 by Moody’s. The result supported a discount rate of 6.85% at December 31, 2008 compared to 6.55% at the December 31, 2007 measurement date. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the December 31, 2008 projected benefit obligation for the United States pension plans by approximately $24 million and increase (decrease) 2009 net periodic pension cost by less than $1 million.

The expected return on plan assets was derived by taking into consideration the current plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers. An asset return model was used to develop an expected range of returns on plan investments over a 20 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. This process resulted in the selection of an expected return of 8.00% at the December 31, 2008 measurement date, which is used to determine net periodic pension cost for the year 2009. This assumption is unchanged from the 8.00% return selected at the December 31, 2007 and December 31, 2006 measurement dates. A 25 basis point increase (decrease) in return on plan assets assumption would result in a respective decrease (increase) of 2009 net periodic pension cost by approximately $2 million.

The discount rate for our United States postretirement plan was selected using the same method as described for the pension plan. The result supported a discount rate of 7.05% at December 31, 2008 compared to 6.45% at December 31, 2007. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the United States. postretirement benefit obligation by approximately $5 million and decrease (increase) 2009 net periodic postretirement benefit cost by less than $1 million.

The methods corresponding to those described above are used to determine the discount rate and expected return on assets for non-U.S. pension and postretirement plans, to the extent applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Purchase Accounting. The Acquisition was accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”). FAS 141 requires companies to allocate the purchase price to assets acquired and liabilities assumed based on the relative fair values of the assets and liabilities. The determination of fair values of the assets acquired and liabilities assumed requires management to make estimates regarding the intended use and useful lives of the assets, exit costs for certain acquired facilities, amounts of contingent liabilities and potential working capital adjustments. These estimates and assumptions are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Additionally, in connection with our emergence from Chapter 11, we adopted the fresh-start accounting provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” which requires companies to allocate the reorganization value to the fair value of assets in accordance with FAS 141. Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” (“FAS 141(R)”). Included in the provisions of FAS 141(R) is an amendment to FAS 109 to require adjustments to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. As such, future adjustments to the estimates used in determining the fair values of our acquired assets and assumed liabilities or our reorganization value could have a material impact on our Consolidated Financial Statements in any given period.

ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employer’s Disclosure about Postretirement Benefit Plan Assets.” This FSP provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. This staff position is effective for fiscal years ending after December 15, 2009 with early application permitted. Upon initial application, the provisions of this staff position are not required for earlier periods that are presented for comparative periods. The Company is in the process of evaluating the impact of adopting this statement on its disclosures.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States for nongovernmental entities. This statement was effective on November 18, 2008. The adoption of this statement had no impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires expanded disclosures concerning derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the adoption of this statement to have a material impact on its Notes to the Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB 51.” This statement requires minority interests be reported as equity on the balance sheet, changes the reporting of net earnings to include both the amounts attributable to the affiliate’s parent and the noncontrolling interest and clarifies the accounting for changes in a parent’s interest in an affiliate. This statement is effective for financial statements issued for years beginning on or after December 15, 2008, including interim periods within that year. The provisions of this statement are to be applied prospectively, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented. The Company does not expect the presentation and disclosure requirements to have a material impact on its Consolidated Financial Statements. The Company will apply the remaining provisions of this statement to its accounting for noncontrolling interests beginning January 1, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations.” This statement requires that in a business combination the acquirer recognize all purchased assets and assumed liabilities at fair value, that negative goodwill due to bargain purchases be recognized as a gain in the income statement and that acquisition costs and planned restructuring costs associated with the acquisition be separately recognized. This statement is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. This statement amends FAS 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Beginning January 1, 2009, the Company will apply the provisions of this statement to its accounting for applicable business combinations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement became effective for financial statements issued for years beginning after November 15, 2007 and interim periods within that year. On February 12, 2008 the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of FAS 157 to years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude FAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of FAS 157. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The effect of the adoption of this statement was not material. The Company has adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009 and does not expect the adoption of this statement to have a material impact on its Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

Owens Corning is committed to complying with all environmental laws and regulations that are applicable to our operations. We are dedicated to continuous improvement in our environmental, health and safety performance.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $46 million in 2008. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

Our manufacturing facilities are subject to numerous national, state and local environmental protection laws and regulations. Regulatory activities of particular importance to our operations include those addressing air pollution, water pollution, waste disposal and chemical control. We expect passage and implementation of new laws and regulations specifically addressing climate change, toxic air emissions, ozone forming emissions and fine particulate during the next two to five years. However, based on information known to the Company, including the nature of our manufacturing operations and associated air emissions, at this time we do not expect any of these new laws or regulations to have a material adverse effect on our results of operations, financial condition or long-term liquidity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response, Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws. In other instances, other PRPs have brought suits against us as a PRP for contribution under such federal, state or local laws. At December 31, 2008, a total of 39 such PRP designations remained unresolved by us. In most cases, we are only one of many PRPs with potential liability for investigation and remediation at the applicable site. We are also involved with environmental investigation or remediation at a number of other sites at which we have not been designated a PRP.

We estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2008, our reserve for such liabilities was $8 million, of which $5 million is recorded in the Non-tax Bankruptcy Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” “will” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	economic and political conditions, including new legislation or other governmental actions;

•	levels of residential and commercial construction activity;

•	competitive factors;

•	pricing pressures;

•	weather conditions;

•	our level of indebtedness;

•	industry and economic conditions that adversely affect the market and operating conditions of our customers, suppliers or lenders;

•	availability and cost of raw materials;

•	availability and cost of credit;

•	interest rate movements;

•	issues involving implementation of acquisitions, divestitures and joint ventures;

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	our ability to utilize our net operating loss carryforwards;

•	achievement of expected synergies, cost reductions and/or productivity improvements;

•	issues involving implementation of new business systems;

•	foreign exchange fluctuations;

•	the success of research and development activities;

•	difficulties in managing production capacity; and

•	labor disputes.

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

The Company is exposed to the impact of changes in foreign currency exchange rates, interest rates, natural gas prices and transportation costs in the normal course of business. To mitigate some of the near-term volatility in our earnings and cash flows, the Company manages certain of our exposures through the use of certain financial and derivative financial instruments. The Company’s objective with these instruments is to reduce exposure to fluctuations in earnings and cash flows. The Company’s policy enables the use of foreign currency, interest rate and commodity derivative financial instruments only to the extent necessary to manage exposures as described above. The Company does not enter into such transactions for trading purposes.

A discussion of the Company’s accounting policies for derivative financial instruments is included in the Notes to the Consolidated Financial Statements. Further information on the Company’s exposure to market risk is included in the Notes to the Consolidated Financial Statements.

For purposes of disclosing the market risk inherent in its derivative financial instruments the Company uses sensitivity analysis disclosures that express the potential loss in fair values of market rate sensitive instruments resulting from changes in interest rates, foreign currency exchange rates, and commodity prices that assume instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity prices. The following analysis provides such quantitative information regarding market risk. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change instantaneously and that interest rates change in a parallel fashion. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Foreign Exchange Rate Risk

The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company enters into various forward and option contracts, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. The net fair value of financial instruments used to limit exposure to foreign currency risk was approximately break-even as of December 31, 2008. The potential change in fair value for such financial instruments from an increase (decrease) of 10% in quoted foreign currency exchange rates would be an increase (decrease) of approximately $6 million.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. The Company has a revolving credit facility and a senior term loan facility, both of which are exposed to floating interest rates and may impact cash flow. The balances of the revolving credit facility, the senior term loan facility, and other floating rate debt were $320 million, $600 million, and $57 million, respectively, at December 31, 2008. A one percentage point increase (decrease) in interest rates would increase (decrease) our annual interest expense by $10 million.

The fair market value of the Company’s Senior Notes are subject to interest rate risk. It is estimated that a one percentage point increase (decrease) in interest rates would increase (decrease) the fair market value of the Notes due in 2016 by 6% and the Notes due in 2036 by 10.5%.

Commodity Price Risk

The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as natural gas, and raw materials, such as asphalt and polystyrene. The Company enters into cash-settled natural gas swap contracts to protect against changes in natural gas prices on a rolling forward basis up to 36 months out; however, no financial instruments are currently used to protect against changes in raw material costs. At December 31, 2008, the net fair value of such swap contracts was a liability of approximately $19 million. The potential change in fair value resulting from an increase (decrease) of 10% change in the underlying commodity prices would be an increase (decrease) of approximately $6 million. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 89 through 157 of this filing are incorporated here by reference.

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

ITEM 9A.	CONTROLS AND PROCEDURES (continued)

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

A report of the Company’s management on the Company’s internal control over financial reporting is contained on page 90 hereof and is incorporated here by reference. PricewaterhouseCoopers LLP’s report on the effectiveness of internal control over financial reporting is included in the Report of Independent Registered Public Accounting Firm beginning on page 91 hereof.

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Owens Corning has nothing to report under this Item.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

INFORMATION CONCERNING DIRECTORS

Directors

Our Board of Directors consists of 15 directors in 3 classes with 5 directors in each class. In accordance with our amended and restated bylaws and the Plan, these directors consist of:

•	11 directors initially selected by the board of directors of OCD serving immediately prior to emergence, who we refer to as the OCD Designated Directors;

•

two directors, who we refer to as the Bondholder Designated Directors, one of whom was initially designated by the committee representing holders of OCD’s pre-petition bonds and one of whom was designated by that director upon the resignation of another director initially designated by the committee representing holders of OCD’s pre-petition bonds;

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

The directors are divided into three classes, whereby:

•	the directors currently serving in Class I will hold office for a term expiring at the annual meeting of stockholders in 2010;

•	the directors currently serving in Class II will hold office for a term expiring at the annual meeting of stockholders in 2011; and

•	the directors currently serving in Class III will hold office for a term expiring at the third annual meeting of stockholders following the Effective Date.

Our amended and restated bylaws provide that:

•

until such time as the Asbestos Trust formed as part of the Debtors’ emergence from bankruptcy (the “524(g) Trust”) no longer holds shares representing at least 1% of our issued and outstanding common stock, (i) the 524(g) Trust has the right to nominate individuals for election as the ACC Designated Director (as designated by the Trustees’ Advisory Committee) or the FCR Designated Director (as designated by the Future Claimants’ Representative), and (ii) the Trustees’ Advisory Committee or the Future Claimants’ Representative has the right to fill any vacancy in the Board of Directors arising from the resignation, retirement, death, removal or incapacity of the ACC Designated Director or the FCR Designated Director, respectively.

Set forth below is information relating to the current members of the Board of Directors as of February 15, 2009.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Class III—Class Expiring at Third Annual Meeting of Stockholders following the Effective Date

Norman P. Blake, Jr., 67, formerly Chairman, President and Chief Executive Officer of Comdisco, Inc., global technology services, Rosemont, Illinois, until 2002. Director since 2006; formerly a Director of OCD since 1992. A graduate of Purdue University, Mr. Blake also previously has served as Chief Executive Officer of the United States Olympic Committee; Chairman, President and Chief Executive Officer of Promus Hotel Corporation; Chairman, President and Chief Executive Officer of USF&G Corporation; Chairman, President and Chief Executive Officer of Heller International Corporation of Chicago; and Executive Vice President – Financing Operations, General Electric Credit Corporation, General Electric Company. Mr. Blake is a member of the Purdue Research Foundation, Purdue University’s President’s Council and Dean’s Advisory Council, Krannert School of Management and a member of the Board of Trustees of the Army War College Foundation. He received his bachelor’s and master’s degrees from Purdue University and is the recipient of the degree of Doctor of Economics honoris causa from Purdue University, granted jointly by the Krannert School of Management and School of Liberal Arts. He has also been awarded The Ellis Island Medal of Honor.

William W. Colville, 74, Retired, formerly Senior Vice President, General Counsel and Secretary of OCD until 1994. Director since 2006; formerly a Director of OCD since 1995. A graduate of Yale University and the Columbia University Law School, Mr. Colville began his career at Owens Corning in 1984 as Senior Vice President and General Counsel. Prior to joining Owens Corning, he was President of the Sohio Processed Minerals Group from 1982 to 1984, and General Counsel of Kennecott Corporation from 1980 to 1982. Mr. Colville is also a director of Nordson Corporation.

Landon Hilliard, 69, Partner with Brown Brothers Harriman & Co., private bankers in New York, New York, since 1979. Director since 2006; formerly a Director of OCD since 1989. A graduate of the University of Virginia, Mr. Hilliard began his career at Morgan Guaranty Trust Company of New York. He joined Brown Brothers Harriman in 1974 and became a partner in 1979. Mr. Hilliard is a Director of Norfolk Southern Corporation, Western World Insurance Company and Russell Reynolds Associates, Inc. He is also a Trustee of the Provident Loan Society of New York, a Trustee Emeritus of the Jefferson Scholars Foundation at the University of Virginia, Chairman of the National Foundation for the Teaching of Entrepreneurship, Director of the Virginia Environmental Endowment and Secretary of The Economic Club of New York.

James J. McMonagle, 64, Of Counsel at Vorys, Sater, Seymour & Pease LLP, a law firm, Cleveland, Ohio, since 2002. Director since 2007. Mr. McMonagle is Director and Chairman of the Board of Selected Family of Funds and formerly served as the Future Claimants’ Representative in OCD’s bankruptcy case and as Senior Vice President, General Counsel and Secretary of University Hospital Health System, Inc. and University Hospitals of Cleveland. He also was a Common Pleas Court Judge of Cuyahoga County, Ohio, and an attorney in private practice. Mr. McMonagle received his J.D. from Cleveland Marshall School of Law, and B.S. and B.A. degrees from Georgetown University.

W. Howard Morris, 48, Chief Investment Officer of Prairie & Tireman Capital Management, an investment partnership, since 1998 and a Lecturer at The University of Michigan-Dearborn since 2007. Director since 2007. Mr. Morris was formerly Vice President and Senior Portfolio Manager at Comerica Asset Management from 2006 to 2007, Chief Executive Officer and Emergency Financial Manager, Inkster, Michigan Public Schools, from 2002 to 2005, and Chief Financial Officer, Detroit, Michigan Public School District, from 1999 to 2000. He is a Certified Public Accountant, Chartered Financial Analyst and Personal Financial Specialist. He received an MBA from The Wharton School, University of Pennsylvania, and a BBA from Northwood University.

Class I—Class Expiring at the Annual Meeting of Stockholders in 2010

Ralph F. Hake, 60, formerly Chairman and Chief Executive Officer for the Maytag Corporation, manufacturer of home and commercial appliances, from 2001 to 2006. Director since 2006. Prior to joining Maytag, Mr. Hake

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

was Executive Vice President and CFO for Fluor Corporation, a $10 billion California-based engineering and construction company. Mr. Hake also served for 12 years, from 1987 to 1999, in executive positions at Whirlpool Corporation. The positions held by Mr. Hake included: Senior Executive Vice President of global operations; Chief Financial Officer; President of the Whirlpool Bauknecht Appliance Group; and leader of the North American region operations for five years. Prior to joining Whirlpool, Mr. Hake served in various corporate strategic and financial positions at the Mead Corporation of Dayton, Ohio. Mr. Hake also served on the Board of Directors for the National Association of Manufacturers and was chairman of the group’s taxation and economic policy group. He currently serves on the Board of Directors of ITT Corporation. He received an MBA from the University of Chicago, and a BBA degree from the University of Cincinnati.

F. Philip Handy, 64, CEO of Strategic Industries, a worldwide diversified service and manufacturing company, since 2001. Director since 2006. From 1968 to 1970, Mr. Handy worked at Fidelity Management and Research. He then joined Donaldson, Lufkin and Jenrette where he served as Vice President from 1970 to 1976. In 1976, he became the CEO of Combanks, a multiple bank holding company based in Orlando, Florida. In 1980, he commenced his career in the private equity business. From 1996 through 1999, Mr. Handy was managing director of Equity Group Corporate Investments, a private investment firm controlled by Sam Zell. Mr. Handy currently serves on the public Board of Directors of Anixter International, Inc. and Rewards Network, Inc. In 2008, he was re-appointed by President George W. Bush and confirmed by the Senate to serve a second term on the National Board of Education Sciences for a three year term; he served as the vice-chairman of the Committee. He earned a Bachelor of Arts in Economics, and graduated Cum Laude from Princeton University and later earned an MBA from Harvard Business School. He completed the sixth forum at The Rugby School and graduated from Northfield Mount Hermon School. He also served six years in the U.S. Army Reserve and was honorably discharged in 1973.

David J. Lyon, 36, Vice President of D. E. Shaw & Co., L.P., a global investment and technology development firm, since 2007. Director since 2008. Prior to joining the D. E. Shaw group in 2007, Mr. Lyon was a managing director at The Cypress Group, LLC, a private equity firm, from 2000 to 2007, and worked for Och-Ziff Capital Management and Goldman, Sachs & Co. Mr. Lyon holds an MBA from Harvard University and Bachelor’s degree from the University of Notre Dame.

Michael H. Thaman, 44, Chairman of the Board, President and Chief Executive Officer of Owens Corning since 2007, formerly Chairman of the Board and Chief Financial Officer from 2002 to 2007. Director since 2006; formerly a Director of OCD since January 2002. A graduate of Princeton University, Mr. Thaman joined Owens Corning in 1992 and held a variety of leadership positions at Owens Corning, including serving as Chief Financial Officer beginning in 2000, President of the Exterior Systems Business beginning in 1999 and President of the Engineered Pipe Systems Business beginning in 1997. Prior to joining Owens Corning, Mr. Thaman was Vice President in the New York office of Mercer Management Consulting, a strategy consulting firm. Mr. Thaman is a director of Florida Power & Light Group, Inc.

Daniel K. K. Tseung, 37, Managing Director of Sun Hung Kai Properties Direct Investments Ltd., the private equity division of one of Asia’s largest conglomerates, since 2000. Director since 2006. Mr. Tseung previously worked at GE Equity, the private equity arm of GE Capital, as well as D.E. Shaw. He currently serves as a director of RCN Corporation and Chinacast Education Corporation. He also serves as a Senior Advisor to Plainfield Asset Management. Mr. Tseung holds a Bachelor’s degree from Princeton University and a Master’s degree from Harvard University.

Class II—Class Expiring at the Annual Meeting of Stockholders in 2011

Gaston Caperton, 68, President and Chief Executive Officer of The College Board, a not-for-profit educational association located in New York, New York, since 1999, and former Governor of the State of West Virginia. Director since 2006; formerly a Director of OCD since 1997. A graduate of the University of North Carolina,

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

Mr. Caperton began his career in a small insurance agency, became its principal owner and Chief Operating Officer, and led the firm to become the tenth largest privately-owned insurance brokerage firm in the U.S. He also has owned a bank and mortgage banking company. Mr. Caperton was elected Governor of West Virginia in 1988 and 1992. In 1997, Mr. Caperton taught at Harvard University as a fellow at the John F. Kennedy Institute of Politics. Prior to beginning his current position in mid-1999, Mr. Caperton also taught at Columbia University, where he served as Director of the Institute on Education and Government at Teachers College. Mr. Caperton is a director of United Bankshares, Inc., Energy Corporation of America, and Prudential Financial. He was the 1996 Chair of the Democratic Governors’ Association, and served on the National Governors’ Association executive committee and as a member of the Intergovernmental Policy Advisory Committee on U.S. Trade. He also was Chairman of the Appalachian Regional Commission, Southern Regional Education Board and the Southern Growth Policy Board.

Ann Iverson, 64, President and Chief Executive Officer of International Link, an international consulting firm in Carefree, Arizona, since 1998. Director since 2006; formerly a Director of OCD since 1996. Ms. Iverson began her career in retailing and held various buying and executive positions at retail stores in the U.S. through 1989, including Bloomingdales, Dayton Hudson, and U.S. Shoe. She then joined British Home Stores as Director of Merchandising and Operations in 1990; Mothercare plc as Chief Executive Officer in 1992; Kay-Bee Toy Stores as President and Chief Executive Officer in 1994; and Laura Ashley Holdings plc as Group Chief Executive in 1995. She also served as Chairman of the Board of Brooks Sports, Inc. from 2001 through 2004. In 1998, she founded and became President and Chief Executive Officer of International Link. Ms. Iverson is a member of the Board of Trustees of Thunderbird – The School of Global Management and a member of Financo Global Consulting.

Joseph F. Neely, 68, Lead Director of GoldToe Moretz, LLC, a leading manufacturer of hosiery sold under the Gold Toe brand names, in Newton, North Carolina, since 2006. Director since 2006. From 2002 to 2006, Mr. Neely served as Chief Executive Officer of Gold Toe Brands, Inc. Mr. Neely earlier served as Senior Vice President of Sara Lee Corporation responsible for their knit products, hosiery, and intimate apparel groups. He also founded Raylen Vineyards and Winery, and serves on the North Carolina Grape Council. Mr. Neely received a Masters of Business Administration degree from The Wharton School of the University of Pennsylvania and a Bachelor of Science degree from the University of South Carolina.

W. Ann Reynolds, 71, formerly President and Professor of Biology at The University of Alabama at Birmingham, until 2002. Director since 2006; formerly a Director of OCD since 1993. A graduate of Emporia State University and the University of Iowa, where she earned a Ph.D. degree, Dr. Reynolds previously served as Chancellor of the City University of New York and as Chancellor of the California State University System. In prior years, she was Provost of the Ohio State University and Professor of Anatomy and Vice Chancellor for Research at the University of Illinois at the Medical Center. Dr. Reynolds is a director of Humana, Inc., Abbott Laboratories, Life Technologies, and the News-Gazette, Champaign, Illinois.

Robert B. Smith, Jr., 71, Director of the Virginia Environmental Endowment, a nonprofit, funded, grant making corporation dedicated to improving the environment, since 1996. Mr. Smith is also a Manager of Kentucky River Properties LLC, a land holding company whose primary business is leasing coal properties, since 2006. Director since 2006; formerly a Director of OCD since 2004. A graduate of the University of North Carolina and the University of North Carolina Law School, Mr. Smith’s previous experience included serving as Trustee of the Dalkon Shield Claimants Trust, a public interest trust of $3 billion created by the Federal Bankruptcy Court to compensate those damaged by the Dalkon Shield, and as Vice President for Government Relations of the Pharmaceutical Manufacturers Association. His prior experience also included various positions related to the U.S. Senate, including: Chief Counsel and Staff Director, U.S. Senate Government Operations Committee; Chief Counsel, U.S. Senate Subcommittee on Revision and Codification of the Laws; Chief Legislative Assistant, Senator Sam J. Ervin, Jr.; Special Counsel, U.S. Senate Antitrust and Monopoly Subcommittee; and Counsel, U.S. Senate Subcommittee on Constitutional Rights.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (continued)

INFORMATION CONCERNING EXECUTIVE OFFICERS

Certain information concerning Owens Corning’s executive officers is included on page 19.

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

Audit Committee Financial Expert

Our Board of Directors has determined that each member of the Audit Committee is an audit committee financial expert and is independent as independence for audit committee members is defined by the New York Stock Exchange (“NYSE”).

Code of Ethics for Senior Financial Officers

Owens Corning has adopted an Ethics Policy for Chief Executive and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Company has filed this policy as an exhibit to this Annual Report on Form 10-K.

Certifications

In December 2008, Owens Corning submitted to the NYSE the required annual certification that our Chief Executive Officer is unaware of any violation by the Company of NYSE corporate governance standards under Section 303A.12(a) of the NYSE listed company manual. The Company also filed with the SEC as exhibits to this Annual Report on Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

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

Based solely on its review and copies of such reports received or written representations from such executive officers, directors and 10 percent stockholders, Owens Corning believes that all Section 16(a) filing requirements applicable to its directors, executive officers and ten percent stockholders were complied with during 2008.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this section we provide information, discussion and analysis of our compensation programs for our Chief Executive Officer, Chief Financial Officer and the other named executive officers for 2008 (collectively, the “Executive Officers”).

Introduction

As a global leader in high performance glass composites and building materials, we must employ highly talented individuals to build and grow our market-leading businesses and maximize financial results. Consequently, we have designed our compensation and benefit programs to attract and retain highly qualified employees and to engage our employees to deliver the performance and financial returns that will drive stockholder value.

Detail regarding actual 2008 compensation and the specific amounts of such compensation can be found in the section below entitled Executive Officer Compensation.

Objectives of Our Compensation Programs – Our Philosophy

The Compensation Committee of our Board of Directors (the “Committee”) is comprised entirely of independent directors and has responsibility for approving the compensation arrangements for our Executive Officers. The Committee acts pursuant to a charter that has been approved by our Board of Directors (the “Board”). The charter is updated periodically and can be found on the Company’s website at: http://www.owenscorning.com.

In 2008, the Committee retained Towers Perrin (the “Consultant”) as its independent compensation consultant. Specifically, Towers Perrin provided relevant market data and trend information, advice, alternatives and recommendations to the Committee with regard to the compensation of Executive Officers. The Consultant is retained and engaged by the Committee, and the Committee is responsible for directing and reviewing the Consultant’s work.

The compensation programs provided for our Executive Officers are designed to attract, retain and reward talented executives who contribute to our long-term success by building value for our stockholders. They are organized around four fundamental principles.

1.    Our Compensation is Performance-Based

Total compensation for the Executive Officers, including base salary, annual incentives and equity awards, is generally targeted at the median of our competitive marketplace for executive talent. The Committee also believes that compensation decisions require judgment and should reflect Company and individual performance, in addition to market pay levels and trends. The Committee maintains the flexibility and discretion to establish individual Executive Officer’s target compensation levels above or below market median practices as experience, performance and contribution warrant.

The Committee utilizes a peer group of 15 companies in assessing the competitiveness of executive compensation and the appropriateness of compensation program design. These companies are either in the building materials industry, serve related markets, or use manufacturing processes similar to Owens Corning, and have size (measured in annual net sales, market capitalization or number of employees) or complexity comparable to Owens Corning. This peer group is reviewed regularly by the Committee to ensure the relevance of the companies to which we compare ourselves.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Our current peer group is comprised of the following companies:

Armstrong World Industries Ball Corporation Black & Decker Lennox International Masco Mohawk Industries Louisiana Pacific Owens-Illinois	Eagle Materials PPG Industries Sherwin-Williams Stanley Works Temple-Inland Trane Inc. USG

While compensation data from the peer group serves as our primary reference, we supplement this information with data from compensation surveys covering general industry companies of similar size based on annual net sales. This additional data, compiled by our Consultant, enhances our knowledge of trends and market practices.

Both our Corporate Incentive Plan (“CIP”), which pays annual incentives based on Company performance over a one-year period, and our Long-Term Incentive Program (“LTIP”), which pays incentives based on Company performance over a three-year period, are designed to provide incentive pay to the Executive Officers at levels that correspond to whether the Company-wide performance goals set by the Committee pursuant to those plans are attained. Our philosophy is to provide clearly defined financial incentives to motivate our leaders to deliver superior results which will drive stockholder value. Further detail with regard to the specific goals and results that the incentive programs are designed to reward is described below.

The maximum award opportunities for our Executive Officers under the CIP range from 1.3 to 2.3 times base salary. The Committee utilizes negative discretion (see Tax Deductibility of Pay below) to align incentive payments with individual performance and generally targets awards at 50% of each Executive Officer’s maximum award opportunity. Target awards under the LTIP range from 2.1 to 3.8 times base salary. The ranges reflect participation levels determined for each Executive Officer in these plans. The participation levels for each of our Executive Officers are based on their specific positions, responsibilities, accountabilities and impact within the Company, and the market analysis discussed above. Such target participation levels are also vetted against the participation levels of similarly situated executive officers at peer companies.

Accordingly, the compensation structure for our Executive Officers (base salary and participation in our CIP and LTIP) is generally determined by reference to similar positions at companies within our peer group. Because our incentive plans are performance-based, whether the participation levels of Executive Officers in our incentive plans actually translate into pay at, above, or below this targeted structure is in large part determined by the Company’s performance and by the Committee’s assessment of each Executive Officer’s individual performance.

2.    Our Compensation is Aligned with Stockholder Interests

We believe that total compensation should be driven by those business results that are best aligned with long-term stockholder value. The Committee selects funding criteria for the CIP and LTIP that it believes will drive enterprise value and are correlated to stockholder return. Since the Company’s emergence from bankruptcy, the Committee, consistent with our focus on stockholder value and market practices of peer companies, has eliminated the cash-based incentive plan arrangements and converted to an equity-based long-term incentive program.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

3.    Our Compensation Programs Position Us to Compete for the Best Executive Talent

We believe that stockholders benefit when we can attract and retain talented executives. We accomplish this with compensation packages that are competitive, fair and appropriately reward outstanding performance. Our executive compensation program, while heavily weighted toward performance-based incentive plans, is designed to deliver total compensation at the median of our peer group when the Company meets its performance goals. However, our Executive Officers can receive incentive compensation above or below the median to the extent that the Company either exceeds or does not meet performance goals. To ensure that our programs remain market competitive, we benchmark our plans against the compensation programs of our peer companies with assistance from the Consultant.

4.    Our Compensation Programs Should Be Recognized as Challenging but Fair

We intend to create and maintain compensation programs that will be recognized as challenging, but fair, both internally and externally. We will accomplish this by comparing the total compensation that is provided to our Executive Officers to:

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

The Elements of Our Compensation Program

The Committee emphasizes managing the Executive Officers’ total compensation. While each element is important, it is the total compensation of our Executive Officers that should correspond to their individual performance, the business results of the Company and value created for stockholders. The three main elements of our executive compensation program are base salary, the CIP and the LTIP, which utilizes a substantial performance-based equity compensation component. Executive Officers are also provided with benefits and perquisites, which comprise a relatively small portion of total compensation. The compensation policies and programs described herein, unless otherwise noted, are applied materially consistently with respect to all Executive Officers.

Base Salary

Base salary levels for Executive Officers for any given year are generally reviewed by the Committee at its meeting in February. Adjustments in base salary on a year-over-year basis are dependent on the Committee’s assessment of Company and individual performance, while taking into account all elements of Executive Officer total compensation. When adjusting Executive Officer salaries, the Committee is mindful of its overall goal to keep base salaries for our Executive Officers near the median or 50th percentile of companies in our peer group. The proportional amount of total compensation that is provided in the form of base salary is substantially less, assuming performance levels are met, than the amount that is provided in the form of awards under our CIP and LTIP, each of which is described below.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

The Committee determines the CEO’s base salary based on a review of market data, time in position and individual and Company performance. In addition, the Committee considers the overall economic environment and business dynamics. For the remaining Executive Officers, the CEO makes recommendations to the Committee for its approval. The CEO makes recommendations based on several key factors for each Executive Officer, including:

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

Annual Incentives

Annual incentives are delivered through the CIP. The general amount of funding under the CIP available for all awards for the year (CIP funding) is determined on the basis of the achievement of company-wide goals set for a single year, and individuals’ awards are determined based upon a discretionary assessment of individual performance. The Committee assesses the individual performance of the CEO, and reviews and approves the CEO’s assessment of individual performance of the other Executive Officers in determining CIP amounts. Awards are paid in the form of a lump-sum cash payment, unless deferred pursuant to the Deferred Compensation Plan as described below.

At the beginning of each year, the Committee selects performance objectives, or funding criteria, that are used to determine the overall incentive pool for the Company. For 2008, the Committee selected specific levels of adjusted earnings from continuing operations before interest and taxes (“Adjusted EBIT” as defined in Management’s Discussion and Analysis) and quarterly change in working capital as the relevant performance objectives/funding criteria.

Funding of the CIP can range, on the basis of Company performance, from Threshold Funding (zero CIP funding), to Target Funding (the target CIP funding established by the Committee), to Maximum Funding (two times Target Funding). For Company performance falling between the performance levels associated with Threshold Funding and Target Funding or with Target Funding and Maximum Funding, CIP funding would fall proportionately between the corresponding funding levels. For example, for Company performance falling two-thirds of the way between the performance levels associated with Threshold Funding and Target Funding, the resulting CIP funding would fall two-thirds of the way between Threshold Funding and Target Funding. Following the determination of the Company’s performance and corresponding CIP funding level, an assessment of individual performance then determines an Executive Officer’s actual incentive award under the CIP, as described more fully below.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

When establishing Threshold, Target and Maximum CIP funding levels for 2008, the Committee used a variety of guiding principles, including:

•

Executive Officers should receive total compensation at the median levels, provided they deliver the results and the business objectives called for in the Board-approved Operations Plan (a comprehensive strategic business plan for the Company) for the year.

•

Target CIP Funding (the funding required for salaried employees to attain total compensation at the median) should correspond with the performance and results necessary to achieve the Board-approved Operations Plan.

o	Whether Target Funding can be attained is a function of the degree of difficulty associated with the Operations Plan. Based on consideration and assessment of the Company’s performance history and the current business climate and competitive environment in the industry, the Committee believed the 2008 Operations Plan had a significant degree of difficulty.

o	Threshold Funding should be set so that it is frequently attained, with the mindset that as the CIP funds, it will create a pool from which the Company’s best performing employees can be rewarded for delivering desired business results.

o	CIP funding between Threshold Funding and Target Funding will create an available pool from which the best performing employees can receive awards, but is insufficient to compensate all salaried employees at the targeted median, which the Committee believes is appropriate for a performance-based incentive plan.

•

Maximum Funding is also determined based on the Committee’s view of the degree of difficulty of the Operations Plan – the more difficult the Operations Plan and, therefore, the Target Funding, is to achieve, the less incremental performance (above target performance) is required to reach Maximum Funding.

o	Maximum Funding should be set so that it is rarely attained, with the mindset that it requires Company performance to be significantly higher than the Operations Plan to warrant CIP funding at or near Maximum.

o	CIP funding between Target Funding and Maximum Funding should reflect a level of performance that distinguishes the Company and its leaders, and translates into increased stockholder value.

•

When setting Threshold Funding, Target Funding and Maximum Funding levels for the CIP as noted above, the Committee strives to match desired business outcomes with incentive pay so that salaried employees, including the Executive Officers, are paid:

o	total compensation at the median when they deliver performance and business outcomes necessary to attain the Operating Plan;

o	in the top quartile (above the 75th percentile) when they deliver top quartile performance, which is performance in excess of the planned target outcome; and

o	in the third/bottom quartile when they deliver performance and business outcomes below the Operating Plan.

•	The Committee retains discretion to reduce funding or not pay CIP compensation even if the relevant performance targets are met.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

In 2008, CIP funding was based upon Adjusted EBIT (75% weighting) and the achievement of quarterly working capital goals (25%) weighting. The funding targets for the Adjusted EBIT portion of the CIP pool were as follows:

Corporate Incentive Plan	Threshold Funding	Target Funding	Maximum Funding

Adjusted EBIT (75% weight)	$165MM	$265MM	$365MM

Adjusted EBIT in 2008 was $290 million and therefore the Adjusted EBIT portion of the CIP pool funded at 125% of Target Funding. Working capital performance was measured versus the Company’s quarterly operating plan and funded at 106% of Target Funding. The overall CIP funding in 2008 was therefore 120% of Target Funding. The Committee believes that the Company’s financial and operational performance in 2008 was strong in an extraordinarily challenging business environment.

Once overall funding of the CIP is determined, actual awards are determined for Executive Officers based on their individual performance. To reinforce our performance culture, individual awards can range from 0% to 200% of each Executive Officer’s target award opportunity. The Committee utilizes negative discretion in determining actual awards. Factors considered in assessing individual performance include: the financial performance of individual business units, achievement of pre-determined strategic objectives and progress towards people development. Individual performance is based on a discretionary holistic assessment of the Executive Officer’s overall performance. There are no definitive pre-identified criteria for the assessment of individual performance, but some of the factors considered are described herein. The Committee determines the CEO’s individual award based upon its assessment of the CEO’s performance for the year. For the other Executive Officers, the assessment is made by the CEO for each Executive Officer on an individual basis and reviewed and approved by the Committee. When assessing individual performance, the considerations by the CEO and the Committee include those referenced above when determining base salary, as well as a comparison among Executive Officers to determine their relative contributions to the Company’s business results – with the goal being to differentiate awards based on performance. The Committee received recommendations from the CEO, assessed a performance evaluation for each of the Executive Officers and applied its judgment consistent with the factors described to review and approve the CIP payouts for each Executive Officer for 2008. The specific award amounts received by each of the Executive Officers for 2008 are reflected in the Summary Compensation Table below.

Long-Term Incentives

We believe long-term incentive opportunities should align Executive Officer behaviors and results with key enterprise drivers and the interests of stockholders over an extended period of time.

Long-Term Incentive Program (“LTIP”). Beginning in 2007, our long-term incentive program was re-designed into an equity-based program that continued to make use of performance goals over a three-year period. The “LTIP” uses overlapping three-year performance cycles, with a new cycle beginning each year.

For the three-year performance period commencing in 2008, the LTIP consisted of grants under the 2006 Stock Plan using two separate components: (1) Restricted Stock whereby vesting occurs and restrictions lapse at the completion of the three-year period (employees in certain foreign jurisdictions receive Restricted Stock Units); and (2) Performance Stock Units (“PSUs”) whereby vesting occurs at the completion of the three-year performance period and participants receive a settlement of their individual awards based on the Company’s performance against pre-established performance criteria. PSUs are settled half in cash (in an amount that is tied to the value of the Company’s common stock) and half in shares of Company common stock. This mix provides an increasing ongoing stake in the Company with each performance cycle, while also providing a cash payment

ITEM 11.	EXECUTIVE COMPENSATION (continued)

at the completion of each cycle that reflects value added to the Company as a whole. The performance criteria used to determine the number of PSUs ultimately received by the participants are Earnings Per Share (weighted at 50%) and specific corporate objectives targeting various areas of Company performance (weighted at 10% each), as follows:

•	sales growth through the residential re-insulation market in North America;

•	capital efficiency in our composites group, as measured by cumulative return on capital;

•	increased operating margin in our residential roofing business;

•	manufacturing excellence, improved safety and employee engagement measured by the reduction of our Recordable Incident Rate; and

•	achievement of specified Energy Intensity Reduction goals.

Prior years’ long-term incentive awards utilized only cash incentive and provided an opportunity to receive a cash incentive payment at the completion of a three year performance period. The performance objectives/funding criteria for the performance period beginning in 2006 and ending in 2008 was based on the Company’s Return On Net Assets (“RONA”) and Cumulative Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”).

Payouts are calculated based on the Company’s performance against the performance targets established for each performance period. For the 2006 – 2008 performance period, neither the RONA or EBITDA threshold performance objectives were met, and therefore no LTIP awards were earned. The table below summarizes the performance objectives established at the beginning of the performance period.

2006-2008 LTIP	Threshold Funding	Target Funding	Maximum Funding

Three- year average RONA	15.0%	17.5%	19.5%

Cumulative EBITDA	$2.25 billion	$2.775 billion	$3.0 billion

Timing of Equity Awards. The Company does not have any program, plan or practice to time equity grants in coordination with the release of material, non-public information. Annual awards of restricted stock and PSUs are generally granted on the date of the Committee’s annual February meeting. The Company may also grant equity awards to newly-hired or promoted executives, effective on the start or promotion date.

Stock Ownership Guidelines. Effective January 1, 2007, the Committee established stock ownership guidelines for our Officers and Directors. These guidelines are designed to require our Officers, including Executive Officers to increase their equity stake in Owens Corning, and thereby more closely link their interests with those of our stockholders. These stock ownership guidelines provide that within five years of the effective date of this guideline or of becoming an Executive Officer, each Executive Officer must own (not including unexercised stock options) shares of our common stock or vested stock units with a value of three to five times their base salary, depending on their position.

Perquisites

Our Executive Officers receive nominal perquisites which have an aggregate value of less than $10,000.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Management and the Committee review any perquisites provided to Executive Officers on a regular basis, to ensure that they continue to be appropriate. As a result of the most recent review, the Committee determined that the value of existing perquisites were nominal, and decided to eliminate them altogether for simplicity.

Deferred Compensation Plan

Beginning in 2007, we implemented a deferred compensation plan which allows officers, including the Executive Officers, to defer receipt of some or all of their cash incentive awards under the CIP and LTIP. Currently, base salary is not eligible to be deferred under this plan. Deferred amounts are credited with earnings or losses based on the rate of return of specified mutual funds and/or Owens Corning stock. We do not match amounts that are deferred by participants. The deferred compensation plan is not funded, and participants have an unsecured commitment from us to pay the amounts due under the plan. When such payments become distributable, the cash will be distributed from our general assets.

We provide this benefit in an effort to maximize the tax efficiency of our compensation program. We believe that provision of this benefit is important as retention and recruitment tool as many of the companies with which we compete for executive talent provide similar plans to their executive employees.

Post-Termination Compensation

Severance Agreements. We have entered into severance agreements with our officers, including the Executive Officers. These agreements were approved by the Committee. The severance agreements were adopted for the purpose of providing for payments and other benefits if the officer’s employment terminates for a qualifying event or circumstance, such as being terminated without cause as this term is defined in the severance agreements. We believe that these agreements are important to recruiting and retaining our officers, as many of the companies with which we compete for executive talent have similar agreements in place for their executive employees. Based on practices among peer companies and consistent with the interests and needs of the Company, the Committee determined an appropriate level of severance payments and the circumstances that should trigger such payments. Therefore, the severance agreements with the Executive Officers provide, under certain termination scenarios, for the payment of an amount equal to two times base salary and annual incentive awards plus continuation of health insurance coverage for a maximum period of two years and, for certain Executive Officers, reimbursement with respect to any excise taxes that may be imposed under Section 280G of the Internal Revenue Code (this is evaluated annually and our analysis indicates that no such taxes are applicable to the current level of severance). The severance agreements provide for payments upon a change in control only if the individual is also terminated for reasons other than cause in connection with the change in control. Payments under the severance agreements are made in cash and are paid, depending on the terms of the individual executive’s agreement, either in the form of a one-time lump-sum payment or in the same manner as the regular payroll over a 24 month period. Health care coverage provided under the severance agreements is provided in kind. Additional specific information regarding potential payments under these severance agreements is found under the heading Potential Payments upon Termination or Change-in-Control.

Pension Plan and Supplemental Pension Plan. Our pension plan is a funded, tax-qualified, noncontributory defined-benefit cash balance pension plan that covers certain employees, including the Executive Officers. Generally, the pension plan establishes a notional account into which a benefit equal to 4% of the participant’s annual base salary plus CIP award is credited. Employees vest in their pension plan benefit upon completion of three years of service. This notional account earns interest based on five-year Treasury bills, and, if vested, is paid when the participant’s employment with the Company comes to an end, provided required vesting provisions are reached. The amount of annual earnings that may be considered in calculating benefits under the pension plan is limited by law.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

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

The specific pension arrangements of the Executive Officers may differ to the extent they are longer-term employees who were part of the group of salaried employees whose traditional pension plan was frozen as of December 31, 2000. Such longer-term employees may have benefits calculated differently than those hired after December 31, 2000. Each Executive Officer’s pension benefit is quantified in the Pension Benefits Table below.

Savings Plan or 401(k) Plan. We have a Section 401(k) Savings Plan (the “Savings Plan”) for our salaried employees in which the Executive Officers may participate. It is a tax-qualified plan in which participating employees may contribute a portion of their base salaries and CIP into their Savings Plan accounts, subject to applicable IRS limitations. In addition, we match an amount equal to one dollar for each dollar contributed by participating employees, up to a maximum of five percent of their regular earnings. Amounts held in Savings Plan accounts may not be withdrawn prior to the employee’s termination of employment, subject to certain IRS exceptions.

We maintain the Savings Plan for our employees, including our Executive Officers, because we want to encourage our employees to save some percentage of their cash compensation for their eventual retirement. The Savings Plan permits employees to make such savings in a tax efficient manner.

Tax Deductibility of Pay

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Tax Code”), places a limit of $1 million on the amount of compensation we may deduct in any one year with respect to any covered employee under Section 162(m).

There is an exception to the $1 million limitation for performance-based compensation meeting certain requirements. Awards pursuant to our CIP and LTIP, together with performance stock and stock option grants are intended to qualify as performance-based compensation meeting those requirements so that they are fully tax deductible. Restricted stock and restricted stock units are not considered performance-based under Section 162(m) of the Tax Code, and should they ever exceed $1 million when combined with base salary, they will not be tax deductible by the Company.

To maintain flexibility in compensating Executive Officers, the Committee desires to retain both positive and negative discretion so that when evaluating an Executive Officer’s performance it may increase or decrease incentive awards. Because Section 162(m) restricts the Committee to negative discretion, it generally uses higher target incentive participation levels and then exercises the appropriate negative discretion.

Disclosure of Specific Incentive Targets

With respect to both the CIP and LTIP, detail on the specific financial performance targets under these criteria for performance periods completed during the reporting period has been disclosed above. However, specific performance targets for ongoing and future performance periods is not disclosed because they are substantially based on the prospective strategic operations plans and corporate objectives of the Company, and disclosure of these prospective specific performance targets is not material to an understanding of our Executive Officer compensation for 2008. Such performance goals do not have a material impact on the compensation actually received in or attributable to the 2008 reported period. As described above, and as evidenced by the targets and

ITEM 11.	EXECUTIVE COMPENSATION (continued)

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

EXECUTIVE OFFICER COMPENSATION

The following tables provide information on total compensation paid to the Chief Executive Officer, the Chief Financial Officer and certain other officers of Owens Corning (the “Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael H. Thaman	2008	950,000	—	4,058,752	549,500	1,611,438	55,000	11,500	7,263,190
President, Chief Executive Officer and Chairman of the Board	2007	711,458	—	1,075,184	549,500	2,370,111	44,000	11,250	4,761,503
	2006	650,000	—	125,000	91,583	3,902,210	72,000	44,388	4,885,181

Duncan J. Palmer	2008	500,000	—	776,267	184,380	455,000	14,000	11,500	1,941,147
Senior Vice President and Chief Financial Officer	2007	145,833	—	214,824	54,407	18,603	4,000	7,292	444,959

Charles E. Dana	2008	447,501	—	834,626	256,433	455,000	91,000	11,500	2,096,060
Vice President and President, Composites Solutions Business	2007	430,627	—	454,458	256,433	757,429	67,000	11,250	1,977,197
	2006	393,752	217,496	58,333	42,739	1,125,273	407,000	37,368	2,281,961

Sheree L. Bargabos	2008	367,501	—	651,519	256,433	450,997	45,000	11,500	1,782,950
President, Roofing and Asphalt	2007	365,313	—	434,874	256,433	632,657	—	11,250	1,700,527

Stephen K. Krull	2008	364,167	—	673,780	256,433	300,000	19,000	11,500	1,624,880
Senior Vice President, General Counsel & Secretary

David L. Johns	2008	367,500	—	663,352	256,433	303,685	58,000	11,500	1,660,470
Senior Vice President and Chief Supply Chain and Information Technology Officer	2007	367,500	—	434,874	256,433	702,311	44,000	11,250	1,816,368
	2006	367,500	228,288	58,333	42,739	1,153,323	80,000	39,838	1,970,021

(1)	The amounts reflected in these columns consist of restricted stock, non-qualified stock options and equity-based performance stock units granted under the Owens Corning 2006 Stock Plan. The amounts shown reflect the dollar amounts recognized for financial statement reporting purposes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), disregarding the estimate of forfeitures related to service-based vesting conditions. This valuation method values restricted stock, non-qualified stock options and equity-based performance stock units granted in 2008 and in prior years. See Note 19 to the Consolidated Financial Statements included in our 2008 10-K for a discussion of the relevant assumptions made in such valuation. For further information on the 2008 awards, see the 2008 Grants of Plan-Based Awards table below.
(2)	The amounts reflected in this column generally consist of amounts received under the CIP and the LTIP for the reporting period. Awards under the 2008 CIP to each Executive Officer are as reflected in the table above at column (g). The LTIP for the three-year performance period beginning on January 1, 2006, and ending on December 31, 2008, was not funded so no award amounts under the LTIP were received for the period.
(3)	The amounts reflected in this column consist of the increase in actuarial value of each Executive Officer’s pension benefits in 2008. The total accrued pension value is reflected in the Pension Benefits table below.
(4)	For 2008, the amount shown represents matching contributions made by the Company on qualified savings plan contributions. For 2008, the Executive Officers received perquisites which had an aggregate value of less than $10,000.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

2008 Grants of Plan-Based Awards Table

The following table provides information regarding threshold, target and maximum award levels under the various compensation and incentive plans applicable to the Executive Officers. The narrative that follows describes such programs as reflected in the table. Actual awards for the 2008 CIP are reflected in Column (g) of the Summary Compensation Table and footnotes to the table. Funding and individual award amounts are determined as described in the narrative to these tables.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(l)
Michael H. Thaman	2008-2010 LTIP (1)	—	784,192	1,568,383	90,658	135,987	181,316	3,479,454
	2008 CIP (1)	—	1,092,500	2,185,000	—	—	—	—

Duncan J. Palmer	2008-2010 LTIP (1)	—	260,676	521,353	30,136	45,204	60,272	1,156,620
	2008 CIP (1)	—	325,000	650,000	—	—	—	—

Charles E. Dana	2008-2010 LTIP (1)	—	238,948	477,895	37,624	51,436	65,248	1,252,109
	2008 CIP (1)	—	290,876	581,752	—	—	—	—

Sheree L. Bargabos	2008-2010 LTIP (1)	—	152,058	304,117	17,579	26,368	35,158	674,682
	2008 CIP (1)	—	238,876	477,752	—	—	—	—

Stephen K. Krull	2008-2010 LTIP (1)	—	173,779	347,557	20,090	30,135	40,180	771,054
	2008 CIP (1)	—	236,709	473,418	—	—	—	—

David L. Johns	2008-2010 LTIP (1)	—	162,923	325,846	18,835	28,253	37,670	722,887
	2008 CIP (1)	—	238,875	477,750	—	—	—	—

(1)	Reflects incentive opportunities under the CIP and LTIP for performance periods commencing in 2008. Actual award amounts for the 2008 CIP are reflected in Column (g) of the Summary Compensation Table and footnotes. Funding and individual award amounts are determined as described in the narrative to these tables. Incentive plans provide no payout at or below threshold funding. Incentive payments are made only where plans fund above threshold.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment, Severance and Certain Other Arrangements

During 2008, each of the Executive Officers participated in the Company’s compensation and benefits programs for salaried employees as described here and reflected in the tables and accompanying footnotes. Each Executive Officer receives an annual base salary as reflected in the Summary Compensation Table above. The amount of such base salary as a component of the total compensation is established and reviewed each year by the Compensation Committee. Severance arrangements with each of the Executive Officers are as described below in the Potential Payments Upon Termination or Change-In-Control section of this Item.

Annual Incentive Plan (“CIP”)

Owens Corning maintains the CIP, in which all salaried employees participate, with specific Company performance criteria adopted annually. Each of the Executive Officers is eligible to receive annual cash incentive awards based on his or her individual performance and on corporate performance against annual performance goals set by the Compensation Committee. Under the CIP for the 2008 annual performance period, the funding measures set by the Compensation Committee were based on an Adjusted Earnings Before Interest and Taxes (“Adjusted EBIT”) as described in Management’s Discussion and Analysis (weighted at 75%) and the quarterly change in working capital (weighted at 25%). Cash awards paid to the Executive Officers under the CIP for the 2008 performance period are reflected in Column (g) of the Summary Compensation Table above and the range of award opportunities under the 2008 CIP is reflected in the Plan-Based Awards Table above.

Long-Term Incentive Program (“LTIP”)

Owens Corning maintains a LTIP applicable to certain salaried employees as selected by the Compensation Committee, including each of the Executive Officers. The plan is designed to align participant compensation with the attainment of certain longer-term business goals established by the Compensation Committee.

The plan uses three-year performance cycles, adopted annually, with payouts under the program dependent upon corporate performance against performance goals set by the Company’s Compensation Committee for each cycle. The outstanding three-year cycles as of December 31, 2008 include: January 1, 2006 through December 31, 2008; January 1, 2007 through December 31, 2009; and January 1, 2008 through December 31, 2010. Awards to the Executive Officers under the LTIP for the cycle ending in 2008 would generally be reflected in Column (g) of the Summary Compensation Table. For the cycle ending in 2008, the performance thresholds were not achieved and the awards were not funded. Estimated future payouts of awards under the 2008-2010 cycle are reflected in the Plan-Based Awards Table above.

The award shown in the Plan-Based Awards Table represents the Executive Officer’s opportunity to earn the amount shown in the “maximum” column of the table if certain maximum performance goals established by the Compensation Committee at the beginning of the performance period are attained or exceeded during the performance period. In the event these maximum performance goals are not attained, then the Executive Officers may earn the amounts shown in the “target” column if the target levels of performance are attained, or the amounts shown in the “threshold” column if the threshold levels of performance are attained. Participants will earn intermediate amounts for performance between the maximum and target levels, or between the target and threshold levels, and will earn no amounts for performance at or below the threshold level.

For the performance period commencing in 2008, the LTIP award provides an award under the Owens Corning 2006 Stock Plan in two separate components: (1) Restricted Stock Awards granted under the 2006 Stock Plan as described below: recipients vest and restrictions lapse on these restricted stock awards at the completion of the

ITEM 11.	EXECUTIVE COMPENSATION (continued)

three-year performance period, based upon continued tenure during the performance period and without regard to the performance criteria; and (2) Performance Stock Units awarded under the 2006 Stock Plan as described below: recipients vest in these Performance Stock Units at the completion of the three-year performance period and receive a settlement of the award based on the performance of the Company against pre-established performance criteria. The Performance Stock Units are settled half in cash and half in Company common stock.

2006 Stock Plan

During 2006, the Company established the Owens Corning 2006 Stock Plan, which was approved by the USBC in connection with the Predecessor’s emergence from Chapter 11. In December 2007, the Amended and Restated Owens Corning 2006 Stock Plan was approved by our stockholders. The plan provides for participation by employees, management and directors and authorizes grants of stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards.

All grants of Restricted Stock or Restricted Stock Units and Performance Stock Units, including those made as a part of the LTIP as described above are made under the 2006 Stock Plan.

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each Executive Officer outstanding at the end of 2008.

2008 Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c) (1)	(d)	(e)	(f)	(g) (2)	(h) (3)	(i) (4)	(j) (3)
Michael H. Thaman		150,000		30.00	10/31/2016	391,512	6,773,158	140,846	2,436,636
Duncan J. Palmer		69,470		26.99	9/15/2017	77,669	1,343,674	50,482	873,339
Charles E. Dana		70,000		30.00	10/31/2016	80,929	1,400,072	43,746	756,806
Sheree L. Bargabos		70,000		30.00	10/31/2016	59,327	1,026,357	30,678	530,729
Stephen K. Krull		70,000		30.00	10/31/2016	61,768	1,068,586	33,054	571,834
David L. Johns		70,000		30.00	10/31/2016	60,583	1,048,086	31,934	552,458

(1)	These options vest in full on the third anniversary of their grant date, subject to accelerated vesting in the case of certain Company-approved retirements or in the event that the Company terminates the executive’s employment for a reason other than cause.
(2)	These shares of restricted stock vest in full on the third anniversary of their grant date, subject to accelerated vesting in the case of death, or continued vesting in the case of certain Company-approved retirements or in the event that the Company terminates the executive’s employment for a reason other than cause. Restricted stock granted to Mr. Thaman upon his appointment as President and CEO vests in 20% increments upon Company common stock closing at or above a certain price per share as follows: $30.00, $33.00, $36.00, $39.00 and $42.00.
(3)	Market value reflects the closing price of the Company’s common stock as of the last trading day of 2008.
(4)	Reflects outstanding stock-settled Performance Stock Units under the LTIP.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

2008 Pension Benefits

The following table sets forth the required information regarding pension benefits for the Executive Officers as of the year ended December 31, 2008.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($) (5)	Payments During 2008 Fiscal Year ($)
Michael H. Thaman	Qualified Plan (1)	16.37	88,000	—
	Top-Hat Plan (2)	16.37	343,000	—
	SERP (3)	N/A	N/A	—

	Total		431,000	—

Duncan J. Palmer	Qualified Plan (1)	1.29	10,000	—
	Top-Hat Plan (2)	1.29	8,000	—
	SERP (3)	N/A	N/A	—

	Total		18,000	—

Charles E. Dana	Qualified Plan (1)	13.13	98,000	—
	Top-Hat Plan (2)	13.13	141,000	—
	SERP (3) (4)	19.70	844,000	—

	Total		1,083,000	—

Sheree L. Bargabos	Qualified Plan (1)	31.17	289,000	—
	Top-Hat Plan (2)	31.17	66,000	—
	SERP (3)	N/A	N/A	—

	Total		355,000	—

Stephen K. Krull	Qualified Plan (1)	12.37	72,000	—
	Top-Hat Plan (2)	12.37	62,000	—
	SERP (3)	N/A	N/A	—

	Total		134,000	—

David L. Johns	Qualified Plan (1)	14.09	94,000	—
	Top-Hat Plan (2)	14.09	152,000	—
	SERP (3)	14.09	270,000	—

	Total		516,000	—

(1)	Refers to benefits under the Company’s Cash Balance Plan or, if greater, under the Company’s Prior Plan as discussed below.
(2)	Refers to benefits under the Company’s non-qualified Supplemental Plan.
(3)	Refers to benefits under the Company’s Supplemental Executive Retirement Plan.
(4)	Mr. Dana has a specific individual arrangement with Owens Corning (pursuant to a written agreement with the Company) that provides a supplemental pension benefit based on Owens Corning’s pension plan formula in existence on his employment date, determined as if he had earned 1.5 years of service for each year worked, provided that he remained an Owens Corning employee for no less than 10 years following his November 1995 employment date.
(5)	These values are calculated in accordance with requirements of the Statement of Financial Accounting Standards No. 158.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

Owens Corning maintains a tax-qualified noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”) covering certain salaried and hourly employees in the United States, including each of the Executive Officers. The Cash Balance Plan was adopted by Owens Corning in replacement of the qualified Salaried Employees’ Retirement Plan maintained prior to 1996, which we refer to as the Prior Plan. The prior plan provided retirement benefits primarily on the basis of age at retirement, years of service and average earnings from the highest three consecutive years of service. Under the Cash Balance Plan, each year eligible employees generally earn a benefit of 4% of such employee’s covered pay. For this purpose, covered pay includes base pay and certain annual incentive compensation amounts payable during the year. Accrued benefits earn monthly interest based on the average interest rate for five-year United States treasury securities. Employees vest in the Cash Balance Plan upon completion of three years of service. Vested employees may receive their benefit under the Cash Balance Plan as a lump sum or as a monthly payment when they leave the Company.

As the Company transitioned from the Prior Plan to the current Cash Balance Plan, participating employees who were at least age 40 with 10 years of service as of December 31, 1995 became entitled to receive the greater of their benefit under the Prior Plan frozen as of December 31, 2000, or under the Cash Balance Plan.

Each Executive Officer would have been entitled to payment of their vested accrued benefit under the tax-qualified plan in the event of a termination occurring on December 31, 2008, valued as a lump-sum payable as of that date as follows: Mr. Thaman, $128,723; Mr. Palmer, although not yet vested, would upon death or disability have an accrued benefit of $15,645; Mr. Dana, $122,429; Ms. Bargabos, $360,492; Mr. Krull, $107,540; and Mr. Johns, $124,286.

In addition to the tax-qualified pension plan, Owens Corning maintains supplemental pension benefits as described above under the heading Compensation Discussion & Analysis (“CD&A”), including the Supplemental Plan that pays eligible employees leaving the Company the difference between the benefits payable under Owens Corning’s tax-qualified pension plan and those benefits that would have been payable except for limitations imposed by the Internal Revenue Code. The Executive Officers participate in both the tax-qualified pension plan and the Supplemental Plan.

Each Executive Officer would have been entitled to payment of their vested accrued benefit under the Supplemental Plan in the event of a termination occurring on December 31, 2008, valued as a lump-sum payable as of that date as follows: Mr. Thaman, $502,900; Mr. Palmer, $11,673; Mr. Dana, $175,667; Ms. Bargabos $82,692; Mr. Krull $91,636; and Mr. Johns, $200,931.

In addition to the Supplemental Plan, Owens Corning also maintains a Supplemental Executive Retirement Plan (the “SERP”) as a supplemental pension benefit covering certain employees and Named Executive Officers who join Owens Corning in mid-career. The SERP provides for a lump-sum payment following termination of employment equal to a multiple of the covered employee’s Cash Balance Plan balance minus the present value of retirement benefits attributable to prior employment. Although such offsets may occur upon retirement, amounts shown in the above table do not reflect any such offset.

Each Executive Officer would have been entitled to payment of their vested accrued benefit under the SERP in the event of a termination occurring on December 31, 2008, valued as a lump-sum payable as of that date as follows: Mr. Thaman, Mr. Palmer, Ms. Bargabos and Mr. Krull do not participate in the SERP; Mr. Dana, $1,194,686, which includes his supplemental benefit as described in the footnotes to the Pension Benefits Table above; and Mr. Johns, $357,738.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

NONQUALIFIED DEFERRED COMPENSATION

As described in the CD&A, the Company has established a Deferred Compensation Plan, effective January 1, 2007, under which eligible officers, including the Executive Officers, are permitted to defer some or all of their cash incentive compensation. Currently, base salary is not eligible to be deferred under this plan. Deferred amounts are credited with earnings or losses based on the rate of return of specified mutual funds and/or Owens Corning stock. The Company does not contribute nor does the Company match amounts that are deferred by participants. Only one of the Executive Officers has elected to participate in this plan. Executive Officers who do not participate have been omitted from the table.

2008 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)(b)		Registrant Contributions in Last Fiscal Year ($)(c)(2)	Aggregate Earnings in Last Fiscal Year ($)(d)	Aggregate Withdrawals/ Distributions ($)(e)	Aggregate Balance at Last Fiscal Year End ($)(f)
Duncan J. Palmer	$18,244	(1)	—	($5,563)	—	$12,681

(1)	This amount reflects the deferral of Mr. Palmer’s 2007 CIP Award which was otherwise payable if not deferred during 2008. It was reflected as compensation on the Summary Compensation Table for 2007.
(2)	The Company does not contribute nor does the Company match amounts deferred by participants.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The Company has entered into certain agreements and maintains certain plans under which the Company would provide compensation to Executive Officers in the event of a termination of employment or a change in control of the Company. The payment and benefit levels disclosed in the table below are determined under the various triggering events pursuant to these agreements that both define what constitutes the triggering event and provides those payments that would be due upon the occurrence of such events.

Severance agreements with the Executive Officers provide, under certain termination scenarios as reflected in the table below, for the payment of an amount equal to two times base salary and annual incentive compensation amounts plus continuation of health insurance coverage for a maximum period of two years and, in the case of Mr. Thaman, reimbursement with respect to certain taxes if applicable to the severance payments (our analysis indicates that no such taxes are applicable to the current level of severance). The severance agreements provide for payments upon a change in control only if the individual is also terminated for reasons other than cause in connection with the change in control. Payments under the severance agreements are made in cash and are paid, depending upon the terms of the individual Executive Officer’s agreement, either in the form of a one-time lump-sum payment or in the same manner as the regular payroll payments over a 24 month period. Health care coverage provided under the severance agreements is provided in-kind.

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

ITEM 11.	EXECUTIVE COMPENSATION (continued)

The Owens Corning 2006 Stock Plan provides, under certain circumstances as described above in this Item, for either continuation or acceleration of vesting of restricted stock and option awards. Vesting of the restricted stock and option awards occurs only upon a change in control or upon the death of the holder. When vested, restricted stock and option awards do not involve cash payments from the Company to the Executive Officers.

The Executive Officers are entitled, upon or following their termination, to their accrued benefits under the SERP or the Supplemental Plan arrangements as described above. Executive Officers would also be entitled to the normal vested pension benefits and other vested benefits which are generally available to all salaried employees who terminate employment with the Company under various circumstances.

Upon the occurrence of any triggering event the payment and benefit levels would be determined under the terms of the agreement. The specific definitions of the triggering events are set forth in detail in the agreements which have been filed as an exhibit to prior disclosures. In addition, severance payments are paid contingent upon confidentiality, a mutual release and an agreement not to compete. Each of the retirement payments of vested accrued benefits that would have occurred upon a termination event described herein are set forth in the narrative to the 2008 Pension Benefits Table above.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL TABLE

Event and Amounts	Michael H. Thaman	Duncan J. Palmer	Charles E. Dana	Sheree L. Bargabos	Stephen K. Krull	David L. Johns
Voluntary Termination
No other payments due	$—	$—	$—	$—	$—	$—

Involuntary Termination for Cause
Outplacement Services (4)	$50,000	$50,000	$50,000	$50,000	$50,000	$50,000

Retirement
No other payments due	N/A	N/A	N/A	N/A	N/A	N/A

Involuntary Not-For-Cause Termination
Corporate Incentive Plan (CIP)	$1,311,000	$390,000	$349,000	$287,000	$284,000	$287,000
Long-Term Incentive Program (LTIP) (1)	—	—	—	—	—	—
Restricted Stock Awards (2)	—	—	—	—	—	—
Option Awards (2)	—	—	—	—	—	—
Performance Stock Units (3)	—	—	—	—	—	—
Cash severance	$3,316,000	$1,514,000	$1,482,000	$1,213,000	$1,207,000	$1,213,000
Health Care Continuation (4)	$12,000	$12,000	$12,000	$5,000	$15,000	$15,000
Outplacement Services (4)	$50,000	$50,000	$50,000	$50,000	$50,000	$50,000

Termination Upon a Change-in Control
Corporate Incentive Plan (CIP)	$1,311,000	$390,000	$349,000	$287,000	$284,000	$287,000
Long-Term Incentive Program (LTIP) (1)	$1,888,000	$—	$573,000	$488,000	$458,000	$496,000
Restricted Stock Awards (2)	$6,773,000	$1,344,000	$1,400,000	$1,026,000	$1,069,000	$1,048,000
Option Awards (2)	$—	$—	$—	$—	$—	$—
Performance Stock Units (3)	$4,873,272	$1,747,000	$1,514,000	$1,061,000	$1,144,000	$1,105,000
Cash severance	$3,316,000	$1,514,000	$1,482,000	$1,213,000	$1,207,000	$1,213,000
Health Care Continuation (4)	$12,000	$12,000	$12,000	$5,000	$15,000	$15,000
Outplacement Services (4)	$50,000	$50,000	$50,000	$50,000	$50,000	$50,000

Change-in-Control w/ No Termination
Restricted Stock Awards (2)	$6,773,000	$1,344,000	$1,400,000	$1,026,000	$1,069,000	$1,048,000
Option Awards (2)	$—	$—	$—	$—	$—	$—
Performance Stock Units (3)	$4,873,000	$1,747,000	$1,514,000	$1,061,000	$1,144,000	$1,105,000

Pre-Retirement Death
Corporate Incentive Plan (CIP)	$1,311,000	$390,000	$349,000	$287,000	$284,000	$287,000
Long-Term Incentive Program (LTIP) (1)	$—	$—	$—	$—	$—	$—
Restricted Stock Awards (2)	$3,313,000	$1,344,000	$1,400,000	$1,026,000	$1,069,000	$1,048,000
Option Awards (2)	$—	$—	$—	$—	$—	$—

ITEM 11.	EXECUTIVE COMPENSATION (continued)

(1)	These amounts reflect only the amounts due upon separation for the completed 2006-2008 LTIP performance period. Because performance targets were not achieved, the 2006-2008 LTIP was not funded and no payments were due. For the termination upon a change in control the LTIP is deemed to be funded at Target Funding. As described above, under the LTIP, although not payable upon separation, additional pro-rated payments may be due following the completion of the performance period and contingent upon whether the Company performance targets are reached for the three-year LTIP performance periods that have not yet been completed at the time of termination. For the subsequent performance periods the LTIP was made in the form of grants of restricted stock and Performance Stock Units. Assuming performance is achieved at target, the Executive Officers may become entitled to receive additional pro-rated payments upon settlement of the 2007-2009 and 2008-2010 LTIP performance periods in the form of settlement of Performance Stock Units as represented in the table and as described below.
(2)	Stock and Option awards do not forfeit upon retirement, disability, or termination for reasons other than cause, but continue to vest under the normal vesting schedule. For voluntary termination or for termination for cause occurring before vesting, these awards would be forfeited. Vesting on Stock and Option awards are only accelerated in the case of change in control or death. The value of awards at vesting is uncertain and would reflect the then current value of the Company common stock. The amounts reflected in the table are calculated based on the closing stock price as of December 31, 2008 of $17.30.
(3)	Performance Stock Unit awards are not forfeited upon death, retirement, disability, or termination for reasons other than cause, but would vest on a pro-rata basis as of the end of the performance period and would be determined consistent with performance only at the end of the performance period. The value of awards at the end of the performance period is uncertain and would reflect the performance against the established performance targets. For voluntary termination or for termination for cause occurring before vesting, these awards would be forfeit. Vesting on Performance Stock Unit awards are only accelerated in the case of a change in control. For this table it is assumed that Performance Stock Units would pay out at maximum for a change-in-control. The amount shown includes the value of both cash settled and stock settled units.
(4)	Where eligible for such benefits, the amount includes both health care continuation coverage and/or outplacement services. The value of health care continuation is based on the Company’s net plan cost and the coverage category in which the executive is enrolled, this value also assumes a typical premium increase and that the executive continues to pay the employee portion of the premium. The value of outplacement services assumes the maximum services available under the severance agreement. As a practical matter the actual value of such services is typically substantially less than the maximum.

ITEM 11.	EXECUTIVE COMPENSATION (continued)

2008 NON-EMPLOYEE DIRECTOR COMPENSATION

The following table sets forth the compensation for 2008 of the non-employee members of the Board of the Company. Employee directors do not receive additional compensation for such service. The narrative that follows the table describes the compensation programs applicable to the non-employee directors of the Company during 2008.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)
(a)	(b)	(c)	(h)
Norman P. Blake Jr.	—	246,367	246,367
Gaston Caperton	79,950	159,621	239,571
William W. Colville	74,200	153,863	228,063
Ralph F. Hake	85,050	164,117	249,167
F. Philip Handy	1,200	231,371	232,571
Landon Hilliard	—	288,365	288,365
Ann Iverson	80,050	159,109	239,159
David J. Lyon (4)	—	—	—
James J. McMonagle	77,200	155,088	232,288
W. Howard Morris	77,050	154,350	231,400
Joseph F. Neely	1,800	235,853	237,653
W. Ann Reynolds	81,300	160,376	241,676
Robert B. Smith, Jr.	74,200	153,863	228,063
Daniel K. K. Tseung	77,050	156,117	233,167

(1)	Includes the cash amount of the annual retainer as well as meeting and committee fees for 2008. Directors have the option to defer some or all of their cash retainer and meeting fee amounts under the Deferred Compensation Plan at the election of the individual as described herein. The amounts shown include all cash amounts of annual retainer and fees regardless of whether so deferred.
(2)	The amounts shown in this column relate to restricted stock granted as the equity component of the Directors’ retainer and meeting fees under the 2006 Stock Plan. These amounts reflect the dollar amounts recognized for 2008 financial statement reporting purposes in accordance with FAS 123R, disregarding the estimate of forfeitures related to service-based vesting conditions. See Note 19 to the Consolidated Financial Statements included in our 2008 10-K for a discussion of the relevant assumptions made in such valuation.
(3)	During 2008 each director was entitled to quarterly payment of their retainer and meeting fees in the form elected by them prior to the beginning of the year. Directors were permitted to choose to be paid in cash or Company stock, with a 50% stock requirement. The grant date fair value of stock awards granted to each Director during 2008 was as follows: Mr. Blake $165,000; Mr. Caperton $78,750; Mr. Colville $73,000; Mr. Hake $83,250; Mr. Handy $150,500; Mr. Hilliard $207,500; Ms. Iverson $78,250; Mr. Lyon (none); Mr. McMonagle $76,000; Mr. Morris $75,250; Mr. Neely $155,000; Ms. Reynolds $79,500; Mr. Smith $73,000; and Mr. Tseung $75,250. At year-end, the aggregate number of stock awards outstanding to each Director, including restricted stock, restricted stock units and deferred stock, were as follows: Mr. Blake 16,311; Mr. Caperton 12,038; Mr. Colville 11,744; Mr. Hake 12,262; Mr. Handy 15,591; Mr. Hilliard 18,336; Ms. Iverson 12,016; Mr. Lyon (none); Mr. McMonagle 11,898; Mr. Morris 11,863; Mr. Neely 15,790; Ms. Reynolds 12,078; Mr. Smith 11,744; and Mr. Tseung 11,863.
(4)	Director David J. Lyon disclaimed all compensation for his service on the Board during 2008.

The Company compensates each director who is not an employee pursuant to a standard annual retainer/meeting fee arrangement. Such arrangement provides for an annual retainer, annual Chair retainer and meeting fees as

ITEM 11.	EXECUTIVE COMPENSATION (continued)

approved by the Compensation Committee. Non-employee directors receive an annual board retainer of $150,000. The Chair of the Audit Committee receives an additional annual retainer of $15,000, and the Chairs of all other Board committees receive an additional annual retainer of $10,000. The Lead Independent Director receives an additional annual retainer in the amount of $75,000. Directors receive meeting fees of $1,500 per meeting for attendance at each Board meeting, at each Committee meeting of which the director is a member and at each other function which the director is requested by the Company to attend. Stock compensation for annual retainer and fees may be deferred shares which will be issued to the Director upon the distribution date elected by the Director. The annual retainer and meeting fees are otherwise paid on a quarterly basis. Non-employee directors receive no perquisites.

The restricted shares described above are granted under the 2006 Stock Plan. Any additional grants of shares or options to directors will be as determined by the Committee. Each award of restricted shares will vest in its entirety on the third anniversary of the grant, subject to accelerated or continued vesting as may be determined by the Committee. Deferred shares are not issued to the Director until the distribution date as elected in writing prior to the commencement of the year. Any options issued will be issued with an exercise price at the then fair market value.

Owens Corning established a Deferred Compensation Plan, effective January 1, 2007, under which non-employee directors are permitted to defer some or all of their cash compensation for annual retainer, annual Chair retainer and meeting fees. Such deferred cash compensation will be credited to an individual account and will accrue gains or losses under notional investment funds available under the plan and as selected by the Director (the available fund options include a fund indexed to Company common stock). The Company does not contribute, nor does it match, any amounts deferred by Directors.

Compensation Committee Interlocks and Insider Participation. The Committee presently consists of Ralph F. Hake (Chairman), Gaston Caperton, F. Philip Handy, Ann Iverson, James J. McMonagle and Joseph F. Neely. Information concerning certain relationships and transactions involving James J. McMonagle is contained in Item 13 below, under the heading Certain Transactions with Related Persons. None of the members of the Committee during 2008 is or has been an officer or employee of the Company and no executive officer of the Company served on the compensation committee or board of any company that employed any member of the Committee or Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

In December 2007, the stockholders approved the Amended and Restated Owens Corning 2006 Stock Plan (the “Amended and Restated 2006 Stock Plan”) which provides for grants of stock options, stock appreciation rights (SARs), stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards to employees, management and directors. The 2006 Stock Plan was initially adopted by the Company in conjunction with the Debtors’ emergence from Chapter 11 and as approved by the Plan. Information regarding Owens Corning’s equity compensation plans as of December 31, 2008, is as follows:

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,098,370	$29.90	6,000,060
Equity compensation plans not approved by security holders	—	—	—

Total	2,098,370	$29.90	6,000,060

(1)	Relates to the Amended and Restated Owens Corning 2006 Stock Plan.

For additional information concerning these plans, including the number of securities available for future issuance, please see Note 19 to the Consolidated Financial Statements.

Security Ownership of Certain Beneficial Owners and Management

The following table contains information, as of February 3, 2009 unless otherwise indicated, about the beneficial ownership of Owens Corning’s common stock for:

•	each stockholder known by us to own beneficially 5% or more of our common stock;

•	each of our directors;

•	each of the officers included in our Summary Compensation Table; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and, except as otherwise indicated by footnote, the number of shares and percentage ownership indicated in the following table is based on 127,030,630 outstanding shares of Owens Corning common stock. Shares of Owens Corning common stock obtainable upon the exercise of warrants are deemed to be outstanding and to be beneficially owned by the entity or person holding such warrants for the purpose of computing the percentage ownership of such entity or person but are not treated as outstanding for the purpose of computing the number of shares owned and percentage ownership of any other entity or person. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the persons named in the table below will have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

	Beneficial Ownership
5% Stockholders, Officers and Directors	Number of Shares		Percent of Total
Beneficial Owners of 5% or More of Our Common Stock
Owens Corning/Fibreboard Asbestos Personal Injury Trust	28,200,000	(1)(2)	22.2%
Wayzata Investment Partners LLC	19,324,614	(3)	15.2%
FMR LLC	14,907,036	(4)	11.7%
Entities affiliated with D. E. Shaw Laminar Portfolios, L.L.C.	14,378,616	(5)(6)(7)	11.2%
Entities affiliated with Harbinger Capital Partners Special Situations Fund, L.P.	12,088,623	(8)	8.8%
Directors and Executive Officers
Norman P. Blake, Jr.	33,561	(9)(10)	*
Gaston Caperton	12,109	(9)(10)(11)	*
William W. Colville	11,744	(9)(10)	*
Ralph F. Hake	15,262	(9)(10)	*
F. Philip Handy	15,591	(9)(10)	*
Landon Hilliard	18,975	(9)(10)(11)	*
Ann Iverson	13,558	(9)(10)(11)(12)	*
David J. Lyon	—	(13)	*
James J. McMonagle	34,998	(9)(10)	*
W. Howard Morris	11,863	(9)(10)	*
Joseph F. Neely	15,790	(9)(10)	*
W. Ann Reynolds	12,635	(9)(10)(14)	*
Robert B. Smith, Jr.	11,744	(9)(10)	*
Michael H. Thaman	427,247	(9)(11)	*
Daniel K. K. Tseung	11,863	(10)(15)	*
Sheree L. Bargabos	66,399	(9)(11)	*
Charles E. Dana	85,179	(9)	*
David L. Johns	65,171	(9)(11)	*
Stephen K. Krull	67,739	(9)	*
Duncan J. Palmer	77,699	(9)	*
Executive officers and directors as a group (21 persons)	975,043	(9)(10)(11)	*

*	Represents less than 1%
(1)	According to a Schedule 13D dated July 2, 2007, the 524(g) Trust, the PI Trust Advisory Committee and the Future Claimants’ Representative may be deemed to be a part of a group of persons (as determined in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder) and, therefore, the PI Trust Advisory Committee and the Future Claimants’ Representative may also be deemed to be the beneficial owners of the 28,200,000 shares of common stock reported herein as beneficially owned by the 524(g) Trust, individually and as a group. Notwithstanding the foregoing, the PI Trust Advisory Committee and the Future Claimants’ Representative expressly disclaim beneficial ownership of such shares. The 524(g) Trust’s principal office is located at 1100 North Market Street, Wilmington, Delaware 19890-1625. The principal office of the PI Trust Advisory Committee is located at c/o Caplin & Drysdale, Chartered, One Thomas Circle, N.W., Suite 1100, Washington, D.C. 20005-5802. The Future Claimants’ Representative’s address is c/o Peter J. Solomon Company, 520 Madison Avenue, New York, New York 10022.
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

(3)	According to a Schedule 13G/A filed on October 31, 2008, as of October 15, 2008 Wayzata Investment Partners LLC (“Wayzata”) has shared voting power and shared dispositive power in respect of these shares. The address for Wayzata is 701 East Lake Street, Suite 300, Wayzata, MN 55391.
(4)	According to a Schedule 13G/A filed jointly by FMR LLC and Edward C. Johnson 3d on June 6, 2008, Fidelity Management & Research Company (“Fidelity”), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR LLC, is the beneficial owner of 14,620,216 shares as a result of acting as investment adviser to various investment companies (the “Funds”). The number of shares of common stock of Owens Corning owned by the investment companies at December 31, 2007 included 600,000 shares of common stock resulting from the assumed conversion of 600,000 shares of OWENS CORNING WT A11 10/31/13. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the Funds each has sole power to dispose of the 14,620,216 shares owned by the Funds. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Strategic Advisers, Inc., 82 Devonshire Street, Boston, MA 02109, a wholly-owned subsidiary of FMR LLC, provides investment advisory services to individuals. As such, FMR LLC’s beneficial ownership includes 20 shares, or 0.000%, of the Common Stock stock outstanding of Owens Corning, beneficially owned through Strategic Advisers, Inc. Pyramis Global Advisors, LLC (“PGALLC”), 53 State Street, Boston, Massachusetts, 02109, an indirect wholly- owned subsidiary of FMR LLC, is the beneficial owner of 3,200 shares or 0.002% of the outstanding common stock of Owens Corning as a result of its serving as investment adviser to institutional accounts, non-U.S. mutual funds, or investment companies registered under Section 8 of the Investment Company Act of 1940 owning such shares. The number of shares of common stock of Owens Corning owned by the institutional account(s) at May 31, 2008 included 193,400 shares of Common Stock resulting from the assumed conversion of 193,400 shares of OWENS CORNING WT A11 10/31/13 (1 shares of Common Stock for each share of Convertible Preferred Stock). Edward C. Johnson 3d and FMR LLC, through its control of PGALLC, each has sole dispositive power over 3,200 shares and sole power to vote or to direct the voting of 3,200 shares of Common Stock owned by the institutional accounts or funds advised by PGALLC as reported above. Pyramis Global Advisors Trust Company (“PGATC”), 53 State Street, Boston, Massachusetts, 02109, an indirect wholly-owned subsidiary of FMR LLC, is the beneficial owner of 246,200 shares as a result of its serving as investment manager of institutional accounts owning such shares. The number of shares of common stock of Owens Corning owned by the institutional account(s) at December 31, 2007 included 193,400 shares of common stock resulting from the assumed conversion of 193,400 shares of OWENS CORNING WT A11 10/31/13. Edward C. Johnson 3d and FMR LLC, through its control of Pyramis Global Advisors Trust Company, each has sole dispositive power over 246,200 shares and sole power to vote or to direct the voting of 246,200 shares of common stock owned by the institutional accounts managed by PGATC as reported above. Fidelity International Limited (“FIL”), Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL is the beneficial owner of 37,400 shares. The number of shares of common stock of Owens Corning owned by the institutional account(s) at May 31, 2008 included 193,400 shares of common stock resulting from the assumed conversion of 193,400 shares of OWENS CORNING WT A11 10/31/13.
(5)	According to a Schedule 13D/A filed May 28, 2008, includes 1,287,943 shares obtainable upon exercise of warrants.
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

(7)	David J. Lyon, a vice president at D. E. Shaw & Co., L.P., which is an affiliate of and the investment adviser to D. E. Shaw Laminar Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C., is a director of the Company.
(8)	Consists of (a) 3,689,641 shares of common stock held by Harbinger Capital Partners Special Situations Fund, L. P. (“Special Situations Fund”) (including 1,588,166 shares obtainable on exercise of warrants) and (b) 8,398,982 shares of common stock obtainable on exercise of warrants held by Harbinger Capital Partners Master Fund I, Ltd. (“Master Fund”). The securities held by Special Situations may be deemed to be indirectly beneficially owned by the following: Harbinger Capital Partners Special Situations GP, LLC (“HCPSS”), HMC-New York, Inc. (“HMCNY”), Harbert Management Corporation (“HMC”), Philip Falcone, Raymond J. Harbert and Michael Luce. HCPSS is the general partner of the Special Situations Fund. HMCNY is the managing member of HCPSS. HMC wholly owns HMCNY. Philip Falcone is the portfolio manager of the Special Situations Fund and is a shareholder of HMC. Raymond J. Harbert and Michael D. Luce are shareholders of HMC. The securities held by Master Fund may be deemed to be indirectly beneficially owned by the following: Harbinger Capital Partners Offshore Manager, L.L.C. (“Harbinger Management”), the investment manager of the Master Fund, HMC Investors, L.L.C., its managing member (“HMC Investors”), Philip Falcone, a member of HMC Investors and the portfolio manager of the Master Fund, Raymond J. Harbert, a member of HMC Investors, and Michael D. Luce, a member of HMC Investors. The address for Harbinger Capital Partners Special Situations Fund, L.P., Harbinger Capital Partners Special Situations GP, LLC, HMC-New York, Inc. and Philip Falcone is 555 Madison Avenue, 16th Floor, New York, New York 10022. The address for Harbinger Capital Partners Master Fund I, Ltd. is c/o International Fund Services (Ireland) Limited, Third Floor, Bishop’s Square, Redmond’s Hill, Dublin 2, Ireland. The address for Harbinger Capital Partners Offshore Manager, L.L.C., HMC Investors, L.L.C., Harbert Management Corporation, Raymond J. Harbert and Michael D. Luce is 2100 Third Avenue North, Suite 600, Birmingham, Alabama 35203. Each of Harbinger Capital Partners Offshore Manager, L.L.C., HMC Investors, L.L.C., Harbert Management Corporation, Philip Falcone, Raymond J. Harbert and Michael D. Luce disclaims beneficial ownership in the shares except to the extent of their pecuniary interest therein.
(9)

Includes restricted shares over which there is voting power, but no investment power, as follows: Mr. Blake, 8,149; Mr. Caperton, 8,149; Mr. Colville, 8,149; Mr. Hake, 8,149; Mr. Handy, 8,149; Mr. Hilliard, 8,149; Ms. Iverson, 8,149; Mr. McMonagle, 8,149; Mr. Morris, 8,149; Mr. Neely, 8,149; Dr. Reynolds, 8,149; Mr. Smith, 8,149; Mr. Thaman, 391,512; Ms. Bargabos, 59,327; Mr. Dana, 80,929; Mr. Johns, 60,583; Mr. Krull, 61,768; Mr. Palmer, 77,669 and all executive officers and directors as a group (21 persons), 801,594.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

(10)	Includes deferred stock units held in the Company’s deferred compensation plan, as follows: Mr. Blake, 8,162; Mr. Caperton, 3,889; Mr. Colville, 3,595; Mr. Hake, 4,113; Mr. Handy, 7,442; Mr. Hilliard, 10,187; Ms. Iverson, 3,867; Mr. McMonagle, 3,749; Mr. Morris, 3,714; Mr. Neely, 7,641; Dr. Reynolds, 3,929; Mr. Smith, 3,595; Mr. Tseung, 3,714; and all executive officers and directors as a group, 67,597.
(11)	Includes shares obtainable upon the exercise of warrants, as follows: Mr. Caperton, 71; Mr. Hilliard, 639; Ms. Iverson, 142; Mr. Thaman, 1,560; Ms. Bargabos, 397; Mr. Johns, 488; and all executive officers and directors as a group (21 persons), 3,457.
(12)	Includes 400 shares obtainable by family member’s trust as to which beneficial interest is disclaimed by Ms. Iverson.
(13)	David J. Lyon is also a vice president at D. E. Shaw & Co., L.P., which is an affiliate of and the investment adviser to D. E. Shaw Laminar Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C. Mr. Lyon disclaims any beneficial ownership that may be attributable to him as a result of his affiliation with D. E. Shaw Laminar Portfolios, L.L.C. and D. E. Shaw Oculus Portfolios, L.L.C.
(14)	Includes 557 shares obtainable upon the exercise of warrants, including 99 shares obtainable by family members as to which beneficial interest is disclaimed by Dr. Reynolds.
(15)	Includes 8,149 restricted stock units over which there is no voting power and no investment power.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Transactions with Related Persons

Mr. Hilliard is a partner of Brown Brothers Harriman & Co. (“BBH”), a private banking firm. During 2006, BBH acted as one of the investment managers for the Fibreboard Settlement Trust, which held certain assets that were available to fund asbestos-related liabilities of Fibreboard Corporation (a former subsidiary of OCD) and was distributed pursuant to OCD’s plan of reorganization. During 2006, BBH was paid fees of approximately $843,000 from the Trust for these services. In addition, BBH served as the custodian and investment advisor of certain escrow accounts funded by OCD’s excess insurance carriers. During 2006, BBH earned fees of approximately $146,000 for these services.

Mr. McMonagle served as the Future Claimants’ Representative from the Effective Date until June 20, 2007. In addition, he served as the Legal Representative for the class of future asbestos claimants appointed by the USBC in OCD’s Chapter 11 bankruptcy proceedings. In that capacity, Mr. McMonagle, who joined our Board of Directors in January 2007, received fees during 2006 of approximately $490,000. The New York Stock Exchange has confirmed to us that receipt of such fees should not be considered in evaluating Mr. McMonagle’s independence as a director of the Company.

Review of Transactions with Related Persons

The Company has various written policies in place governing actual or potential conflicts of interest by directors, officers, employees, and members of their immediate families.

The Company has a Directors’ Code of Conduct that provides, among other things, that a director who has an actual or potential conflict of interest:

•	must disclose the existence and nature of such actual or potential conflict to the Chairman of the Board and the Chairman of the Governance and Nominating Committee; and

•	may proceed with the transaction only after receiving approval from the Governance and Nominating Committee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE (continued)

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

Director Qualification Standards

Pursuant to New York Stock Exchange listing standards, our Board of Directors has adopted a formal set of categorical Director Qualification Standards with respect to the determination of director independence, which either meet or exceed the independence requirements of the New York Stock Exchange corporate governance listing standards. In accordance with our Standards, a director must be determined to have no material relationship with the Company other than as a director. The Standards specify the criteria by which the independence of our directors will be determined, including strict guidelines for directors and their immediate families with respect to past employment or affiliation with the Company or its independent registered public accounting firm. The full text of our Director Qualification Standards is available on our website at http://www.owenscorning.com.

Director Independence

With the assistance of legal counsel to the Company, the Governance and Nominating Committee reviewed the applicable legal standards for director and Board Committee independence, our Director Qualification Standards and the criteria applied to determine “audit committee financial expert” status. The Committee also reviewed reports of the answers to annual questionnaires completed by each of the independent directors and of transactions with director affiliated entities. On the basis of this review, the Governance and Nominating Committee delivered reports and recommendations to the Board of Directors and the Board made its independence and “audit committee financial expert” determinations based upon the Committee’s reports and recommendations.

The Board of Directors has determined that directors Norman P. Blake, Jr., Gaston Caperton, William W. Colville, Ralph F. Hake, F. Philip Handy, Landon Hilliard, Ann Iverson, David J. Lyon, James J. McMonagle, W. Howard Morris, Joseph F. Neely, W. Ann Reynolds, Robert B. Smith, Jr. and Daniel K. K. Tseung are independent under the standards set forth in our Director Qualification Standards. The Board of Directors also has determined that all of the directors serving on the Audit, Compensation and Governance and Nominating Committees are independent and satisfy the relevant SEC, New York Stock Exchange, Owens Corning and additional independence requirements set forth in the respective charters for the members of such committees. The Board of Directors also determined that former director Marc Sole met the above standards for independence during the time that he served as a director in 2008.

In reaching the above determinations of independence, the Board of Directors considered the following:

•	the information disclosed above under the heading, “Certain Transactions with Related Persons” with respect to Mr. Hilliard;

•	the information disclosed above under the heading, “Certain Transactions with Related Persons” with respect to Mr. McMonagle;

•	Mr. Morris is the ACC Designated Director;

•	Mr. Lyon is a Bondholder Designated Director and is a vice president, and Mr. Sole was a Bondholder Designated Director and a senior vice president, at D. E. Shaw & Co. L.P.; and

•	Mr. Tseung is a Bondholder Designated Director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate accounting fees billed and services provided by the Company’s principal accountants for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	(in thousands)
Audit Fees (1)	$6,038	$6,953
Audit-Related Fees (2)	521	737
Tax Fees	545	32
All Other Fees (3)	42	12

Total fees	$7,146	$7,734

(1)	Amounts shown reflect fees for the years ended December 31, 2008 and 2007, respectively.
(2)	The fees included relate primarily to due diligence work. Amounts shown reflect fees billed in the years ended December 31, 2008 and 2007, respectively.
(3)	Amounts shown include fees related to benchmarking services and accounting research software.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

1.	See Index to Consolidated Financial Statements on page 89 hereof.

2.	See Index to Financial Statement Schedules on page 158 hereof.

3.	See Exhibit Index beginning on page 161 hereof.

Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Form 10-K are denoted in the Exhibit Index by an asterisk (“*”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

By	/s/ Michael H. Thaman	Date February 18, 2009
Michael H. Thaman,
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael H. Thaman	Date February 18, 2009
Michael H. Thaman,
Chairman of the Board, President, Chief Executive Officer and Director

/s/ Duncan J. Palmer	Date February 18, 2009
Duncan J. Palmer,
Senior Vice President and Chief Financial Officer

/s/ Mark W. Mayer	Date February 18, 2009
Mark W. Mayer,
Vice President and Chief Accounting Officer

/s/ Norman P. Blake, Jr.	Date February 18, 2009
Norman P. Blake, Jr.,
Director

/s/ Gaston Caperton	Date February 18, 2009
Gaston Caperton,
Director

/s/ William W. Colville	Date February 18, 2009
William W. Colville,
Director

/s/ Ralph F. Hake	Date February 18, 2009
Ralph F. Hake,
Director

/s/ F. Philip Handy	Date February 18, 2009
F. Philip Handy,
Director

/s/ Landon Hilliard	Date February 18, 2009
Landon Hilliard,
Director

/s/ Ann Iverson	Date February 18, 2009
Ann Iverson,
Director

/s/ David J. Lyon	Date February 18, 2009
David J. Lyon,
Director

/s/ James J. McMonagle	Date February 18, 2009
James J. McMonagle,
Director

/s/ W. Howard Morris	Date February 18, 2009
W. Howard Morris,
Director

/s/ Joseph F. Neely	Date February 18, 2009
Joseph F. Neely,
Director

/s/ W. Ann Reynolds	Date February 18, 2009
W. Ann Reynolds,
Director

/s/ Robert B. Smith, Jr.	Date February 18, 2009
Robert B. Smith, Jr.,
Director

/s/ Daniel K. K. Tseung	Date February 18, 2009
Daniel K. K. Tseung,
Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM	PAGE

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING	90

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	91 – 92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	93

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)	94

CONSOLIDATED BALANCE SHEETS	95

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	96

CONSOLIDATED STATEMENTS OF CASH FLOWS	97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	98 – 157
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	98 – 103
2. SEGMENT DATA	103 – 107
3. INVENTORIES	108
4. DERIVATIVE FINANCIAL INSTRUMENTS	108 – 110
5. GOODWILL AND INTANGIBLE ASSETS	110 – 111
6. PROPERTY, PLANT AND EQUIPMENT	111
7. INVESTMENTS IN AFFILIATES	112
8. ACQUISITIONS	112 – 114
9. DIVESTITURES	114 – 115
10. ASSETS AND LIABILITIES HELD FOR SALE	115 – 116
11. LEASES	116
12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	117
13. WARRANTIES	117
14. RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS)	117 – 119
15. DEBT	119 – 121
16. PENSION PLANS	121 – 126
17. POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	126 – 130
18. CONTINGENT LIABILITIES AND OTHER MATTERS	130 – 131
19. STOCK COMPENSATION PLANS	131 – 135
20. ACCUMULATED OTHER COMPREHENSIVE EARNINGS (DEFICIT)	135
21. WARRANTS	135 – 136
22. EARNINGS PER SHARE	136 – 137
23. FAIR VALUE OF FINANCIAL INSTRUMENTS	137 – 139
24. INCOME TAXES	139 – 141
25. EMERGENCE FROM CHAPTER 11 PROCEEDINGS	142 – 143
26. ACCOUNTING PRONOUNCEMENTS	143 – 144
27. QUARTERLY FINANCIAL INFORMATION (unaudited)	145 – 146
28. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS	147 – 157

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. PricewaterhouseCoopers LLP’s report on the effectiveness of internal control over financial reporting is included in the Report of Independent Registered Public Accounting Firm beginning on page 91 hereof.

Based on our assessment, management determined that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

/s/ Michael H. Thaman	Date February 18, 2009
Michael H. Thaman,
President and Chief Executive Officer

/s/ Duncan J. Palmer	Date February 18, 2009
Duncan J. Palmer
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Owens Corning:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Owens Corning and its subsidiaries (Successor Company or the Company) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 and the two month period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2008 and the two month period ended December 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 25 to the consolidated financial statements, the United States Bankruptcy Court for the District of Delaware confirmed Owens Corning Sales, LLC’s (formerly known as Owens Corning) (Predecessor Company) Sixth Amendment Joint Plan of Reorganization (the “Plan”) on September 28, 2006. Confirmation of the Plan resulted in the discharge of certain claims against the Predecessor Company that arose before September 28, 2006 and substantially alters rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on October 31, 2006 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting as of November 1, 2006.

As of November 1, 2006, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132R.”

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

Toledo, Ohio

February 18, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Owens Corning:

In our opinion, the accompanying consolidated statements of earnings (loss) and cash flows present fairly, in all material respects, the results of operations and cash flows of Owens Corning and its subsidiaries (Predecessor Company or the Company) for the period from January 1, 2006 to October 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the ten month period ended October 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements and on the financial statement schedule based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 25 to the consolidated financial statements, the Company filed a petition on October 5, 2000 with the United States Bankruptcy Court for the District of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Sixth Amended Joint Plan of Reorganization was substantially consummated on October 31, 2006 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting.

Toledo, Ohio

March 13, 2007 except for Note 9 as to which the date is February 26, 2008

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(in millions, except per share data)

	Successor			Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006
NET SALES	$5,847	$4,978	$772	$4,627
COST OF SALES	4,963	4,201	656	3,741

Gross margin	884	777	116	886

OPERATING EXPENSES
Marketing and administrative expenses	617	498	86	408
Science and technology expenses	69	63	30	48
Restructuring costs	7	28	20	12
Chapter 11-related reorganization items	1	—	10	45
Credit for asbestos litigation recoveries	—	—	—	(13)
Employee emergence equity program expense	26	37	6	—
(Gain) loss on sale of fixed assets and other	(32)	6	8	(65)

Total operating expenses	688	632	160	435

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	196	145	(44)	451
Interest expense, net	116	122	29	241
Gain on settlement of liabilities subject to compromise	—	—	—	(5,864)
Fresh-start accounting adjustments	—	—	—	(2,919)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	80	23	(73)	8,993
Income tax expense (benefit)	919	(8)	(23)	980

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(839)	31	(50)	8,013
Minority interest and equity in net (loss) of affiliates	—	(4)	(4)	—

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(839)	27	(54)	8,013
Discontinued operations:
Earnings (loss) from discontinued operations, net of tax of $0, $5, $(5) and $45, respectively	—	9	(11)	127
Gain on sale of discontinued operations, net of tax of $0, $40, $0, and $0, respectively	—	60	—	—

Total earnings (loss) from discontinued operations	—	69	(11)	127

NET EARNINGS (LOSS)	$(839)	$96	$(65)	$8,140

BASIC EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	$(6.56)	$0.21	$(0.42)	$144.90
Earnings (loss) from discontinued operations	—	0.54	(0.09)	2.30

Basic net earnings (loss) per common share	$(6.56)	$0.75	$(0.51)	$147.20

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	$(6.56)	$0.21	$(0.42)	$133.77
Earnings (loss) from discontinued operations	—	0.53	(0.09)	2.12

Diluted net earnings (loss) per common share	$(6.56)	$0.74	$(0.51)	$135.89

WEIGHTED AVERAGE COMMON SHARES
Basic	127.8	128.4	128.1	55.3
Diluted	127.8	129.0	128.1	59.9

The accompanying notes to consolidated financial statements are an integral part of the statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions)

	Successor
	December 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$236	$135
Receivables, less allowances of $21 in 2008 and $23 in 2007	576	721
Inventories	894	821
Restricted cash – disputed distribution reserve	31	33
Assets held for sale – current	13	53
Other current assets	102	92

Total current assets	1,852	1,855
Property, plant and equipment, net	2,819	2,777
Goodwill	1,124	1,174
Intangible assets	1,190	1,210
Deferred income taxes	42	484
Assets held for sale – non-current	3	173
Other non-current assets	187	199

TOTAL ASSETS	$7,217	$7,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,194	$1,137
Accrued interest	9	12
Short-term debt	30	47
Long-term debt – current portion	16	10
Liabilities held for sale – current	8	40

Total current liabilities	1,257	1,246
Long-term debt, net of current portion	2,172	1,993
Pension plan liability	308	146
Other employee benefits liability	270	293
Deferred income taxes	318	—
Liabilities held for sale – non-current	—	8
Other liabilities	117	161
Commitments and contingencies (Note 18)
Minority interest	42	37
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share 10 shares authorized; none issued or outstanding at December 31, 2008 and December 31, 2007	—	—
Common stock, par value $0.01 per share 400 shares authorized; 131.7 and 130.8 issued and outstanding at December 31, 2008 and December 31, 2007, respectively	1	1
Additional paid in capital	3,824	3,784
Accumulated earnings (deficit)	(808)	31
Accumulated other comprehensive earnings (deficit)	(183)	173
Cost of common stock in treasury; 4.7 shares at December 31, 2008	(101)	(1)

Total stockholders’ equity	2,733	3,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,217	$7,872

The accompanying notes to consolidated financial statements are an integral part of the statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Earnings (Deficit)	Treasury Stock	Total
	Shares	Par Value
Balance at December 31, 2005 – Predecessor	55.3	$6	$692	$(8,546)	$(299)	$—	$(8,147)
Comprehensive earnings:
Net earnings	—	—	—	8,140	—	—	8,140
Currency translation adjustment	—	—	—	—	33	—	33
Minimum pension liability adjustment (net of tax of $3)	—	—	—	—	(5)	—	(5)
Deferred losses on hedging transaction (net of tax of $9)	—	—	—	—	(21)	—	(21)
Other	—	—	—	—	2		2

Total comprehensive earnings							8,149
Extinguishment of predecessor common stock	(55.3)	(6)	—	—	—	—	(6)
Fresh-start elimination of equity	—	—	(692)	406	290	—	4

Balance at October 31, 2006 – Predecessor	—	$—	$—	$—	$—	$—	$—

Issuance of successor company stock	128.1	1	3,727	—	—	—	3,728

Balance at October 31, 2006 – Successor	128.1	$1	$3,727	$—	$—	$—	$3,728

Comprehensive earnings:
Net loss	—	—	—	(65)	—	—	(65)
Currency translation adjustment	—	—	—	—	2	—	2
Pension and other postretirement adjustment (net of tax of $12)	—	—	—	—	20	—	20
Deferred loss on hedging transaction (net of tax of $3)	—	—	—	—	(5)	—	(5)

Total comprehensive earnings							(48)
Issuance of restricted stock	2.7	—	—	—	—	—	—
Stock-based compensation	—	—	6	—	—	—	6

Balance at December 31, 2006 – Successor	130.8	$1	$3,733	$(65)	$17	$—	$3,686

Comprehensive earnings:
Net earnings	—	—	—	96	—	—	96
Currency translation adjustment	—	—	—	—	75	—	75
Pension and other postretirement adjustment (net of tax of $45)	—	—	—	—	77	—	77
Deferred gain on hedging transaction (net of tax of $2)	—	—	—	—	4	—	4

Total comprehensive earnings				—			252
Purchases of treasury stock	—	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	51	—	—	—	51

Balance at December 31, 2007 – Successor	130.8	$1	$3,784	$31	$173	$(1)	$3,988

Comprehensive deficit:
Net loss	—	—	—	(839)	—	—	(839)
Currency translation adjustment	—	—	—	—	(83)	—	(83)
Pension and other postretirement adjustment (net of tax of $38)	—	—	—	—	(254)	—	(254)
Deferred loss on hedging transaction (net of tax of $2)	—	—	—	—	(19)	—	(19)

Total comprehensive deficit							(1,195)
Purchases of treasury stock	—	—	—	—	—	(100)	(100)
Stock-based compensation	0.9	—	40	—	—	—	40

Balance at December 31, 2008 – Successor	131.7	$1	$3,824	$(808)	$(183)	$(101)	$2,733

The accompanying notes to consolidated financial statements are an integral part of the statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Successor			Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net earnings (loss)	$(839)	$96	$(65)	$8,140
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities:
Provision for asbestos litigation claims	—	—	—	21
Depreciation and amortization	331	343	69	209
Gain on sale of businesses and fixed assets	(51)	(104)	—	(61)
Impairment of fixed and intangible assets and investments in affiliates	11	76	—	2
Deferred income taxes	881	—	(48)	208
Provision for pension and other employee benefits liabilities	30	45	8	83
Provision for post-petition interest/fees on pre-petition debt	—	—	—	247
Fresh-start accounting adjustments, net of tax	—	—	—	(2,243)
Gain on settlement of liabilities subject to compromise	—	—	—	(5,864)
Employee emergence equity program	26	37	6	—
Stock based compensation expense	17	5	—	—
Restricted cash	2	52	(85)	—
Payments related to Chapter 11 filings	(3)	(109)	(131)	—
Payment of interest on pre-petition debt	—	—	(31)	(944)
Payment to 524(g) Trust	—	—	—	(1,250)
(Increase) decrease in receivables	74	(9)	185	(78)
(Increase) decrease in inventories	(100)	3	97	(103)
(Increase) decrease in prepaid and other assets	(23)	7	(6)	(29)
Increase (decrease) in accounts payable and accrued liabilities	(64)	(106)	30	(107)
Proceeds from insurance for asbestos litigation claims, excluding Fibreboard	—	—	—	18
Pension fund contribution	(73)	(121)	(6)	(43)
Payments for other employee benefits liabilities	(24)	(25)	(4)	(23)
Increase in restricted cash – asbestos and Fibreboard	—	—	—	(87)
Other	(2)	(8)	(4)	1

Net cash flow provided by (used for) operating activities	193	182	15	(1,903)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(434)	(247)	(77)	(284)
Investment in subsidiaries and affiliates, net of cash acquired	—	(620)	—	(47)
Proceeds from the sale of assets or affiliates	272	437	—	82

Net cash flow used for investing activities	(162)	(430)	(77)	(249)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Payment of equity commitment fees	—	—	—	(115)
Proceeds from long-term debt	12	617	5	21
Payments on long-term debt	(9)	(85)	(5)	(13)
Proceeds from revolving credit facility	1,135	713	—	—
Payments on revolving credit facility	(955)	(573)	—	—
Payment of contingent note to 524(g) trust	—	(1,390)	—	—
Net increase (decrease) in short-term debt	(16)	(13)	1	3
Purchases of treasury stock	(100)	—	—	—
Payments to pre-petition lenders	—	—	(55)	(1,461)
Proceeds from issuance of bonds	—	—	—	1,178
Proceeds from issuance of new stock	—	—	—	2,187
Debt issuance costs	—	—	—	(10)
Net decrease in liabilities subject to compromise	—	—	—	—
Other	—	—	—	2

Net cash flow provided by (used for) financing activities	67	(731)	(54)	1,792

Effect of exchange rate changes on cash	3	25	—	6

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101	(954)	(116)	(354)
Cash and cash equivalents at beginning of year	135	1,089	1,205	1,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$236	$135	$1,089	$1,205

DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$33	$40	$8	$50
Cash paid during the year for interest expense	$120	$159	$35	$951

The accompanying notes to consolidated financial statements are an integral part of the statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Headquartered in Toledo, Ohio, Owens Corning is a leading global producer of glass fiber reinforcements and other materials for composite systems and of residential and commercial building materials. The Company operates within two general product groups: Composites, which includes its Composite Solutions reportable segment, and Building Materials, which includes its Insulating Systems, Roofing and Asphalt, and Other Building Materials and Services reportable segments. Through these lines of business, Owens Corning manufactures and sells products worldwide. The Company maintains leading market positions in all of its major product categories.

Basis of Presentation

Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) was initially formed on July 21, 2006, as a wholly-owned subsidiary of Owens Corning Sales, LLC (formerly known as Owens Corning (“OCD”) and did not conduct significant operations prior to October 31, 2006 (the “Effective Date”), when OCD and 17 of its subsidiaries (collectively, the “Debtors”) emerged from Chapter 11 bankruptcy proceedings, as described more fully in Note 25. As part of a restructuring that was conducted in connection with OCD’s emergence from bankruptcy, on October 31, 2006, Owens Corning became a holding company and the ultimate parent company of OCD and the other Owens Corning companies.

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

On November 1, 2007, the Company completed the acquisition of Saint-Gobain’s reinforcements and composite fabrics business (the “Acquisition”) as described more fully in Note 8. Operating results of these businesses are included in our Composite Solutions segment and our Consolidated Financial Statements beginning November 1, 2007.

Also during the third quarter of 2007, the Company completed the sale of its Siding Solutions business and its Fabwel unit as described more fully in Note 9. The financial results for these businesses have been segregated and are reported as discontinued operations in the Consolidated Statements of Earnings (Loss) for all periods presented. Business segment results and the discussion thereof have been adjusted to exclude the results of Siding Solutions and Fabwel. Prior period Consolidated Balance Sheets and Consolidated Statements of Cash Flows have not been recast.

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

Reclassifications

Certain reclassifications have been made to the 2007 and 2006 Consolidated Financial Statements to conform to the classifications used in 2008.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Revenue Recognition

Revenue is recognized when title and risk of loss pass to the customer. Provisions for discounts and rebates to customers, returns, warranties and other adjustments are provided in the same period that the related sales are recorded and are based on historical experience, current conditions and contractual obligations, as applicable.

Cost of Sales

Cost of sales includes material, labor and overhead costs associated with the manufacture and distribution of the Company’s products. Distribution costs include inbound freight costs; purchasing and receiving costs; inspection costs; warehousing costs; shipping and handling costs, which include costs incurred relating to preparing, packaging, and shipping products to customers; and other costs of the Company’s distribution network. All shipping and handling costs billed to the customer are included as net sales in the Consolidated Statements of Earnings (Loss).

Marketing and Administrative Expenses

Marketing and administrative expenses include selling and administrative costs not directly associated with the manufacture and distribution of the Company’s products.

Included in marketing and administrative expenses are marketing and advertising costs, which are expensed the first time the advertisement takes place. Marketing and advertising costs include advertising, substantiated customer incentive programs, and marketing communications. Marketing and advertising expenses for the Successor years ended December 31, 2008 and 2007, the Successor two months ended December 31, 2006 and the Predecessor ten months ended October 31, 2006 were $131 million, $118 million, $21 million, and $93 million, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Science and Technology Expenses

The Company incurs certain expenses related to science and technology. These expenses include salaries, building and equipment costs, utilities, administrative expenses, materials and supplies for the Company to improve and develop its products, services and manufacturing processes. These costs are expensed as incurred.

Earnings (Loss) per Share

Basic earnings (loss) per share were computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the dilutive effect of common equivalent shares and increased shares that would result from the conversion of debt and equity securities. The effects of anti-dilution are not presented. Unless otherwise indicated, all per share information included in the Notes to the Consolidated Financial Statements is presented on a diluted basis. Upon emergence from Chapter 11, all Predecessor shares were extinguished and new Successor shares were issued.

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

As of December 31, 2008 one customer’s balance represented 16% of the Company’s consolidated trade receivables balance, and virtually all amounts with this customer were current. As of December 31, 2007, no customer’s balance exceeded 10% of the Company’s consolidated trade receivables balance.

Inventory Valuation

Inventory costs include material, labor, and manufacturing overhead. Inventories are stated at lower of cost or market value. Generally, cost is determined by the last-in, first-out (LIFO) method for the Company’s inventories in the United States because the Company believes it results in better matching of costs and revenues. Cost is determined by the first-in, first-out (FIFO) method for the Company’s inventories outside of the United States because LIFO is generally not permitted for statutory reporting in these locations. As of each of the Successor years ended December 31, 2008 and 2007, approximately half of the Company’s inventories were valued using the FIFO method and the balance of inventories was generally valued using LIFO method.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets

The Company does not amortize goodwill or indefinite-lived intangible assets. The Company completes an impairment review annually, or when circumstances arise which indicate there may be an impairment, using a fair value methodology. In performing this review, the Company uses an estimate of the discounted cash flows to approximate fair value in assessing whether the goodwill or indefinite-lived intangible assets are recoverable. See Note 5 to the Consolidated Financial Statements for further discussion.

Identifiable intangible assets with a determinable useful life are amortized over that determinable life. Amortization expense for the Successor years ended December 31, 2008 and 2007, the Successor two months ended December 31, 2006, and the Predecessor ten months ended October 31, 2006 was $22 million, $23 million, $25 million, and $2 million, respectively. See Note 5 to the Consolidated Financial Statements for further discussion.

Properties and Depreciation

Depreciation expense is calculated using the straight-line method. For the Successor years ended December 31, 2008 and 2007, the Successor two months ended December 31, 2006, and the Predecessor ten months ended October 31, 2006 depreciation expense was $309 million, $310 million, $42 million, and $199 million, respectively. The range of useful lives for the major components of the Company’s plant and equipment is as follows:

Buildings and leasehold improvements	15 – 40 years
Machinery and equipment
Furnaces	4 – 10 years
Information systems	5 – 10 years
Equipment	2 – 20 years

As a result of the adoption of fresh-start accounting as of the Effective Date, the useful lives for some of the Company’s machinery and equipment are less than the useful lives that would be assigned to newly purchased or constructed assets.

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

Taxes Collected from Customers and Remitted to Government Authorities and Taxes Paid to Vendors

Taxes are assessed by various governmental authorities at different rates on many different types of transactions. The Company charges sales tax or Value Added Tax (“VAT”) on sales to customers where applicable, as well as capture and claim back all available VAT that has been paid on purchases. VAT is recorded in separate payable or receivable accounts and does not affect revenue or cost of sales line items in the income statement. VAT receivable is recorded as a percentage of qualifying purchases at the time the vendor invoice is processed. VAT payable is recorded as a percentage of qualifying sales at the time an Owens Corning sale to a customer subject to VAT occurs. Amounts are paid to the taxing authority according to the method and collection prescribed by local regulations. Where applicable, VAT payable is netted against VAT receivable.

Pension and Other Postretirement Benefits

Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs and discount rates. These estimates are incorporated into the Company’s accounting for these benefits in conformity with Statement of Financial Accounting Standards Nos. 87, “Employers’ Accounting for Pensions,” 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and its interpretations establish accounting and reporting standards requiring derivative instruments (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value and related gains and losses to be recorded in income or other comprehensive income, as appropriate. See Note 4 to the Consolidated Financial Statements for further discussion.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into United States dollars at the period-end rate of exchange, and their Statements of Earnings (Loss) and Statements of Cash Flows are converted on an ongoing basis at the rate of exchange when transactions occur. The resulting translation adjustment is included in Accumulated Other Comprehensive Earnings (Deficit) in the Consolidated Balance Sheets and Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statement of Earnings (Loss) as incurred. The Company recorded a foreign currency transaction loss of $1 million for the Successor year ended December 31,

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

2008 and foreign currency transaction gains of $2 million, $3 million, and $2 million for the Successor year ended December 31, 2007, the Successor two months ended December 31, 2006, and the Predecessor ten months ended October 31, 2006.

2.    SEGMENT DATA

The Company discloses its segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). The Company’s business operations fall within two general product groups, Composites and Building Materials. There is one reportable segment in the Composites Group: Composite Solutions and there are three reportable segments in the Building Materials Group: (1) Insulating Systems; (2) Roofing and Asphalt; and (3) Other Building Materials and Services. Accounting policies for the segments are the same as those for the Company.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT DATA (continued)

Total assets by reportable segment are those assets that are used in the Company’s operations in each segment and do not include general corporate assets. General corporate assets consist primarily of cash and cash equivalents, deferred taxes, and corporate plant and equipment. Reference is made to the reconciliation of reportable segment assets to consolidated total assets below for additional information about such items.

External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer. Long-lived assets by geographic region are reflected based upon the location of assets and include net plant and equipment.

	Successor			Predecessor
	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Two Months Ended December 31,	Ten Months Ended October 31,
	2008	2007	2006	2006
	(in millions)
NET SALES

Reportable Segments

Composite Solutions	$2,363	$1,695	$227	$1,155
Insulating Systems	1,573	1,776	331	1,766
Roofing and Asphalt	1,863	1,375	167	1,556
Other Building Materials and Services	235	301	60	317

Total reportable segments	6,034	5,147	785	4,794

Corporate Eliminations (1)	(187)	(169)	(13)	(167)

Consolidated	$5,847	$4,978	$772	$4,627

External Customer Sales by Geographic Region

United States	$3,633	$3,445	$541	$3,648
Europe	1,316	601	84	358
Canada and other	898	932	147	621

NET SALES	$5,847	$4,978	$772	$4,627

(1)	Included in corporate eliminations are inter-segment sales from the Composite Solutions segment to the Roofing and Asphalt segment. Those eliminations were approximately $146 million, $108 million, $5 million, and $122 million in the Successor years ended December 31, 2008 and 2007, the Successor two months ended December 31, 2006, and the Predecessor ten months ended October 31, 2006, respectively. The remaining inter-segment sales eliminations are immaterial to any other segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT DATA (continued)

	Successor					Predecessor
	Twelve Months Ended December 31,	Twelve Months Ended December 31,		Two Months Ended December 31,		Ten Months Ended October 31,
	2008	2007		2006		2006
	(in millions)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES

Reportable Segments

Composite Solutions	$208	$123		$37		$71
Insulating Systems	14	192		59		408
Roofing and Asphalt	185	27		(23)		95
Other Building Materials and Services	(24)	14		(1)		2

Total reportable segments	$383	$356		$72		$576

Reconciliation to Consolidated Earnings (Loss) From Continuing Operations Before Interest and Taxes

Chapter 11-related reorganization items	$(1)	$—		$(10)		$(45)
Asbestos litigation recoveries	—	—		—		13
Net precious metal lease (expense) income	(9)	3		—		1
Restructuring and other costs	(7)	(54	)(a)	(32	)(b)	(11	)(c)
Acquisition integration and transaction costs	(75)	(41	)(d)	(6)		(7)
Gains (losses) on sales of assets and other line	34 (e)	(7)		—		45
Employee emergence equity program expense	(26)	(37)		(6)		—
Fresh-start accounting impact	—	—		(63	)(f)	—
Asset impairments	(10)	(60)		—		—
General corporate expense	(93)	(15)		1		(121)

CONSOLIDATED EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	$196	$145		$(44)		$451

(a)	Includes $28 million of restructuring cost and $26 million of other costs.
(b)	Includes $20 million of restructuring cost and $12 million of other costs.
(c)	Includes $12 million of restructuring cost and $1 million of other gains.
(d)	Includes $12 million related to the impact of inventory write-up and $1 million related to the write-off of in-process research and development.
(e)	Includes a $48 million gain on the sale of certain precious metals used in production tooling.
(f)	Includes $42 million related to the impact of inventory write-up and $21 million related to the write-off of in-process research and development.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT DATA (continued)

	Successor
ASSETS	December 31, 2008	December 31, 2007
	(in millions)
TOTAL ASSETS

Reportable Segments

Composite Solutions	$2,558	$2,789
Insulating Systems	2,611	2,750
Roofing and Asphalt	1,081	972
Other Building Materials and Services	426	356

Total reportable segments	$6,676	$6,867

Reconciliation to Consolidated Total Assets

Cash and cash equivalents	$236	$135
LIFO inventory valuation adjustment	(3)	36
Restricted cash – disputed distribution reserve	31	33
Deferred income taxes	42	487
Pension-related assets	4	13
Investments in affiliates	53	53
Corporate fixed assets and other assets	178	248

CONSOLIDATED TOTAL ASSETS	$7,217	$7,872

LONG-LIVED ASSETS BY GEOGRAPHIC REGION

United States	$1,572	$1,707
Europe	607	720
Canada and other	643	523

TOTAL LONG-LIVED ASSETS	$2,822	$2,950

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT DATA (continued)

	Successor			Predecessor
	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Two Months Ended December 31,	Ten Months Ended October 31,
	2008	2007	2006	2006
	(in millions)
PROVISION FOR DEPRECIATION AND AMORTIZATION

Reportable Segments
Composite Solutions	$135	$115	$16	$74
Insulating Systems	119	125	20	65
Roofing and Asphalt	42	40	7	26
Other Building Materials and Services	12	10	2	10

Total reportable segments	308	290	45	175
Reconciliation to Consolidated Provision for Depreciation and Amortization

General Corporate Depreciation and Amortization	23	43	22	26

CONSOLIDATED PROVISION FOR DEPRECIATION AND AMORTIZATION	$331	$333	$67	$201

	Successor			Predecessor
	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Two Months Ended December 31,	Ten Months Ended October 31,
	2008	2007	2006	2006
	(in millions)
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT

Reportable Segments
Composite Solutions	$270	$73	$17	$113
Insulating Systems	84	91	31	126
Roofing and Asphalt	36	41	19	23
Other Building Materials and Services	14	19	4	12

Total Reportable Segments	404	224	71	274
Reconciliation to Consolidated Additions to Plant and Equipment

General Corporate Additions	30	23	6	10

CONSOLIDATED ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	$434	$247	$77	$284

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    INVENTORIES

Inventories are summarized as follows (in millions):

	Successor
	December 31,	December 31,
	2008	2007
Finished goods	$654	$578
Materials and supplies	243	207

FIFO inventory	897	785
LIFO adjustment	(3)	36

Total inventories	$894	$821

As a result of applying purchase accounting related to the Acquisition, inventories were stepped up to fair value resulting in an adjustment of approximately $12 million, which was charged to cost of sales in the Successor Company’s Consolidated Statement of Earnings (Loss) for the year ended December 31, 2007.

Approximately $479 million and $406 million of FIFO inventories were valued using the LIFO method at December 31, 2008 and 2007, respectively.

4.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to the impact of changes in commodity prices, foreign currency exchange rates, interest rates, and precious metals lease rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks. The Company utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks. The Company does not enter into such transactions for trading purposes.

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of setoff provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. Positions under such provisions are reported on a net basis in the Consolidated Balance Sheet. It is the Company’s policy to offset the fair value amounts recognized for derivative instruments and fair value amounts recognized for cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. As of December 31, 2008, we had $3 million on deposit with one of our counterparties.

The Company performs an analysis for effectiveness of its derivative financial instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged. Any portion of the change in fair value of the derivative that is determined to be ineffective is recorded as (gain) loss on sale of fixed assets and other in the Consolidated Statement of Earnings (Loss).

Assets and liabilities designated as hedged items are assessed for impairment or for the need to recognize an increased obligation, respectively, according to accounting principles generally accepted in the United States that

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

apply to those assets or liabilities. Such assessments are made after hedge accounting has been applied to the asset or liability and exclude a consideration of (1) any anticipated effects of hedge accounting and (2) the fair value of any related hedging instrument that is recognized as a separate asset or liability. The assessment for an impairment of an asset, however, includes a consideration of the losses that have been deferred in other comprehensive earnings (loss) (“OCI”) as a result of a cash flow hedge of that asset.

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to foreign exchange and natural gas price risk. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in (gain) loss on sale of fixed assets and other on the Consolidated Statement of Earning (Loss) for foreign exchange hedges, and in cost of sales on the Consolidated Statement of Earning (Loss) for commodity hedges, when the hedged item impacts earnings. The ineffective portion of changes in the fair value of cash flow hedges recognized was $1 million for the year ended December 31, 2008, less than $1 million for the year ended December 31, 2007 and the two month period ended December 31, 2006, and was a $12 million loss in the ten month period ended October 31, 2006.

It is the Company’s policy to enter into financial instruments that mature within thirty-six months. As of December 31, 2008, approximately $17 million of losses included in accumulated OCI in the Consolidated Balance Sheet relate to contracts that will impact earnings during the next twelve months as the underlying hedges are realized. Transactions and events that are expected to occur over the next twelve months that will necessitate recognizing these deferred losses include actual foreign currency denominated sales or purchases and, for commodity hedges, the recognition of the hedged item through earnings.

Summary of OCI Activity

The following table summarizes activity in OCI resulting from the Company’s cash flow hedging activities for the periods noted (in millions):

	Successor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007
Beginning balance – losses	$1	$5
Change in fair value of derivatives	22	4
Reclassification from OCI	(3)	(8)

Ending balance – losses	$20	$1

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Other Financial Instruments with Off-Balance-Sheet Risk

The Company enters into standby letters of credit agreements to guarantee various operating activities. These agreements provide credit availability to beneficiaries if certain contractual events occur. As of December 31, 2008 and 2007, the Successor has approximately $65 million and $85 million, respectively, of unused letters of credit outstanding.

5.    GOODWILL AND INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

	Successor
	December 31, 2008
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$168	$(19)	$149
Technology	20	203	(28)	175
Franchise and other agreements	15	33	(5)	28
Non-amortizable intangible assets:
Trademarks		838	—	838

		$1,242	$(52)	$1,190

Goodwill		$1,124

	Successor
	December 31, 2007
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$173	$(10)	$163
Technology	20	201	(21)	180
Franchise and other agreements	15	32	(3)	29
In process research and development		1	(1)	—
Non-amortizable intangible assets:
Trademarks		838	—	838

		$1,245	$(35)	$1,210

Goodwill		$1,174

The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $21 million in each of the next five years.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    GOODWILL AND INTANGIBLE ASSETS (continued)

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

Successor	Composite Solutions	Insulating Systems	Roofing and Asphalt	Other Building Materials and Services	Total
Balance as of December 31, 2007	$78	$821	$222	$53	$1,174
Income tax adjustments (see Note 24)	(18)	(17)	—	(14)	(49)
Foreign currency adjustments	—	—	—	(1)	(1)

Balance as of December 31, 2008	$60	$804	$222	$38	$1,124

The Successor Company has elected the fourth quarter to perform its annual testing for goodwill and indefinite-lived intangible asset impairment. The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as required in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” No changes in circumstances or events throughout 2008 indicated that the Company should perform an impairment test more frequently than its annual test. The annual test performed in 2008 resulted in no impairment of goodwill.

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	Successor
	December 31, 2008	December 31, 2007
Land	$210	$244
Buildings and leasehold improvements	581	544
Machinery and equipment	2,305	2,157
Construction in progress	272	131

	3,368	3,076
Accumulated depreciation	(549)	(299)

Property, plant and equipment, net	$2,819	$2,777

In the fourth quarter of 2007 and the first quarter of 2008, the Company recorded an impairment loss of $50 million and $10 million, respectively, as a corporate charge to cost of sales on the Consolidated Statement of Earnings (Loss) to write the property, plant and equipment of the facilities in Battice, Belgium and Birkeland, Norway down to fair value less costs to sell.

In the third quarter of 2007, the Company recorded an impairment loss of $10 million on property, plant and equipment in conjunction with the integration of manufacturing facilities associated with the Acquisition. The loss was measured using prices for similar assets, and was recorded as a corporate charge to cost of sales on the Consolidated Statement of Earnings (Loss).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    INVESTMENTS IN AFFILIATES

At December 31, 2008 and 2007, the Company’s ownership percentage in affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, included:

	Successor
	2008	2007
Arabian Fiberglass Insulation Company, Ltd. (Saudi Arabia)	49%	49%
Automotive Composite Solutions (International)	26%	26%
Fiberteq LLC (U. S.)	50%	50%
Neptco LLC (U.S.)	50%	50%

The following tables provide summarized financial information on a combined 100% basis for the Company’s affiliates accounted for under the equity method (in millions):

	Successor
	2008	2007
Current assets	$47	$59
Noncurrent assets	$66	$57
Current liabilities	$27	$18
Noncurrent liabilities	$3	$10

	Successor			Predecessor
	Twelve Months Ended December 31,	Twelve Months Ended December 31,	Two Months Ended December 31,	Ten Months Ended October 31,
	2008	2007	2006	2006
Net sales	$145	$195	$40	$197
Gross margin	$15	$31	$6	$34
Net earnings (loss)	$8	$4	$1	$10

At December 31, 2008 the Company’s carrying amount for entities accounted for under the equity method exceeded the Company’s underlying equity in net assets by $11 million. This difference is the result of adopting fresh-start accounting at the Effective Date.

Dividends received from entities accounted for under the equity method for the Successor years ended December 31, 2008 and 2007, the Successor two months ended December 31, 2006 and the Predecessor ten months ended October 31, 2006 were less than $1 million, $4 million, $3 million, and $3 million, respectively. Undistributed earnings of affiliates was a gain of $2 million for the Successor year ended December 31, 2008.

8.    ACQUISITIONS

On November 1, 2007, the Company completed its acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses (the “Acquisition”) for $640 million, which included $56 million in acquired cash and the assumption of $51 million of debt, and excludes estimated transaction costs and purchase price adjustments. As part of the Company’s global growth strategy, this acquisition strengthens its position as a market leader in glass reinforcements and composites. Operating results of these businesses are included in the Company’s Composite Solutions segment within the Consolidated Financial Statements beginning November 1, 2007.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    ACQUISITIONS (continued)

In connection with this acquisition, the Company initiated plans to integrate the acquired operations and recorded $24 million in exit-related liabilities for severance to eliminate positions management believes will be redundant and cost related to exiting facilities and operations. Due to exit-related actions completed during 2008, the balance of these liabilities at December 31, 2008 is $2 million. The Company expects that these activities will be completed by 2011.

The following table summarizes the allocated values of the assets acquired and liabilities assumed at the date of acquisition (in millions).

November 1, 2007
Cash	$56
Other current assets	444
Other assets	8
Intangible assets	6
Property, plant, and equipment	524

Total assets acquired	1,038

Current liabilities	283
Short-term debt	45
Long-term debt, current portion	3
Long-term debt	3
Pensions, OPEB and other	42

Total liabilities assumed	376
Minority interest	8

Net assets acquired	$654

The final allocated value assigned to intangible assets acquired was $6 million, which consists of customer relationships of $3 million, with a weighted average useful life of 9 years, and technology of $3 million, with a weighted average useful life of 17 years. Included in technology was in-process research and development of $1 million which was immediately expensed in November 2007 and recorded within science and technology expense on the Consolidated Statements of Earnings (Loss). The pro-forma effect of this acquisition on revenues and earnings was not material.

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

8.    ACQUISITIONS (continued)

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

9.    DIVESTITURES

On May 1, 2008, the Company completed the sale of two composite manufacturing plants in Battice, Belgium and Birkeland, Norway for $192 million of net cash proceeds plus the assumption of certain liabilities by the purchaser. A $10 million impairment charge was recorded in the first quarter of 2008 as cost of sales on the Consolidated Statement of Earnings (Loss) to write the property, plant and equipment of these facilities down to fair value less costs to sell. In the second quarter of 2008, the Company realized an additional loss of $1 million on the sale of these facilities which is included in the caption gain (loss) on sale of fixed assets and other on the Consolidated Statement of Earnings (Loss). These amounts are subject to post-closing adjustments. The sale of the two facilities completed required European Regulatory remedies associated with the Acquisition.

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

Operating results of the Siding Solutions business for the periods noted were as follows (in millions). There were no operations during 2008.

	Successor		Predecessor
	Twelve Months Ended December 31,	Two Months Ended December 31,	Ten Months Ended October 31,
	2007	2006	2006
Net sales	$529	$118	$765
Fresh start accounting adjustments	$—	$—	$(94)
Earnings (loss) from discontinued operations before income tax expense	$28	$(10)	$124
Income tax expense (benefit)	10	(3)	26

Earnings (loss) from discontinued operations, net of taxes	$18	$(7)	$98

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    DIVESTITURES (continued)

Operating results of the Fabwel unit for the periods noted were as follows (in millions). There were no operations during 2008.

	Successor		Predecessor
	Twelve Months Ended December 31,	Two Months Ended December 31,	Ten Months Ended October 31,
	2007	2006	2006
Net sales	$97	$19	$160
Fresh start accounting adjustments	$—	$—	$(36)
Earnings (loss) from discontinued operations before income tax expense	$(14)	$(6)	$48
Income tax expense (benefit)	(5)	(2)	19

Earnings (loss) from discontinued operations, net of taxes	$(9)	$(4)	$29

In the first quarter of 2007, the Company sold its remaining 40% ownership interest in Owens Corning South Africa (Pty) Ltd, for $12 million.

10.    ASSETS AND LIABILITIES HELD FOR SALE

During 2008, the Company committed to plans to sell the assets and liabilities of certain facilities as a result of the integration of the Acquisition. In the fourth quarter of 2008, circumstances arose that previously were considered unlikely and the Company determined it was unlikely for the assets of one of these facilities to be sold within one year. Therefore, the assets of this facility are now classified as held and used for all periods presented. At December 31, 2008, assets and liabilities held for sale at the facilities remaining held for sale are comprised of $13 million of current assets and $8 million of liabilities.

The Company completed its sale of its composite manufacturing facilities located in Battice, Belgium and Birkeland, Norway on May 1, 2008. These facilities were included in the Company’s Composite Solutions segment. The assets and liabilities of these facilities were classified as held for sale beginning in the third quarter of 2007. See Note 9 for additional information regarding the sale of these facilities.

In the fourth quarter of 2007 and throughout the first half of 2008, the Company committed to plans to sell the assets of certain manufacturing facilities as part of its restructuring plans described in Note 14. In the second half of 2008, circumstances arose that previously were considered unlikely and the Company determined it was unlikely for the assets of certain of these facilities to be sold within one year. Therefore, the assets of these facilities are now classified as held and used for all periods presented. Additionally, certain of the assets held for sale as part of the restructuring plan have been divested during the twelve months ended December 31, 2008. At December 31, 2008, assets and liabilities held for sale as a result of the restructuring plans are comprised of $3 million of net property, plant and equipment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.    ASSETS AND LIABILITIES HELD FOR SALE (continued)

As of December 31, 2008 and 2007, the assets and liabilities held for sale consist of the following (in millions):

	Successor
	December 31, 2008	December 31, 2007
Current assets
Receivables, net	$5	$22
Inventories	8	31

Total current assets	13	53
Property, plant and equipment, net	3	173

Total assets	$16	$226

Accounts payable and accrued liabilities	$8	$40

Total current liabilities	8	40
Other liabilities	—	8

Total liabilities	$8	$48

11.    LEASES

The Company leases certain equipment and facilities under operating leases expiring on various dates through 2025. Some of these leases include cost-escalation clauses. Such cost-escalation clauses are recognized on a straight-line basis over the lease term. Total rental expense charged to operations was $92 million, $93 million, $14 million, and $64 million in the Successor years ended December 31, 2008 and 2007, the Successor two months ended December 31, 2006, and the Predecessor ten months ended October 31, 2006, respectively. At December 31, 2008, the minimum future rental commitments under non-cancelable operating leases with initial maturities greater than one year payable over the remaining lives of the leases are (in millions):

Period	Minimum Future Rental Commitments
2009	$44
2010	$32
2011	$25
2012	$19
2013	$14
2014 and beyond	$87

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following are included in accounts payable and accrual liabilities as of December 31, 2008 and 2007 (in millions):

	Successor
	2008	2007
Accounts payable	$584	$569
Payroll and vacation pay	136	102
Payroll, property, and other taxes	249	164
Accrued pre-petition liabilities	30	125
Other employee benefits liability	84	50
Legal and audit fees	6	6
Restructuring	6	26
Warranty (current portion)	13	15
Other	86	80

Total	$1,194	$1,137

13.    WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities for the years ended December 31, 2008 and 2007 is as follows (in millions):

	Successor
	December 31, 2008	December 31, 2007
Beginning balance	$33	$50
Amounts accrued for current year	15	13
Adjustments of prior accrual estimates	—	5
Settlements of warranty claims	(13)	(25)
Fresh-start present value adjustment	2	3
Siding Solutions divestiture	—	(13)

Ending balance	$37	$33

14.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS)

2007 Restructuring Plan

As a result of evaluating market conditions, actions were taken in the fourth quarter of 2007 to close certain facilities and reduce operating costs. During the Successor year ended December 31, 2008, the Company recorded $7 million of restructuring charges related to these actions. During the Successor year ended December 31, 2007, the Company recorded $57 million in charges, comprised of a $31 million in restructuring charges and $26 million of other charges. The $26 million of other charges were included in the Consolidated Statement of Earnings (Loss) under the caption cost of sales. The Company anticipates that no additional restructuring costs will be incurred related to these actions, but that payments related to these activities will continue into 2009.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS) (continued)

Corporate

In the fourth quarter of 2007, the Company’s actions resulted in $7 million in restructuring charges related to severance costs for approximately 60 corporate positions and equity awards costs for all employees terminated as part of the restructuring plan. No additional charges were incurred in the twelve months ended December 31, 2008.

Composite Solutions

In the fourth quarter of 2007, the Company’s actions resulted in $10 million in restructuring and other charges, comprised of $7 million in restructuring charges related to severance costs associated with the elimination of approximately 240 positions and $3 million in other charges related to impairment of fixed assets. The Company incurred additional restructuring charges of less than $1 million in the twelve months ended December 31, 2008 related to other costs associated with these actions.

Insulating Systems

In the fourth quarter of 2007, the Company’s actions resulted in $20 million in restructuring and other charges, comprised of $7 million in restructuring charges related to severance costs associated with the elimination of approximately 230 positions due to work force reduction and plant closures and $13 million in other charges related to accelerated depreciation of fixed assets to be abandoned associated with the plant closures and capacity reductions. The Company incurred additional restructuring charges of $6 million in the twelve months ended December 31, 2008 related to severance costs associated with these actions.

Roofing and Asphalt

In the fourth quarter of 2007, the Company’s actions resulted in $10 million in restructuring and other charges, comprised of $4 million in restructuring charges and $6 million in other charges. The $4 million in restructuring charges is comprised of $3 million related to severance costs associated with the elimination of approximately 80 positions due to work force reduction and plant closures and $1 million associated with the termination of a contract. The $6 million in other charges consisted of $5 million of accelerated depreciation of fixed assets to be abandoned and a $1 million impairment of fixed assets associated with a plant closure. No additional charges were incurred in the twelve months ended December 31, 2008.

Other Building Materials and Services

In the fourth quarter of 2007, the Company’s actions resulted in $10 million in restructuring and other charges, comprised of $6 million in restructuring charges and $4 million in other charges. The $6 million in restructuring charges is comprised of $2 million of severance costs associated with the elimination of approximately 130 positions due to reduction in work force and plant closures and $4 million associated with the termination of a contract. The $4 million in other charges consisted of $3 million of accelerated depreciation of fixed assets to be abandoned and a $1 million write-off of inventory due to plant closures. The Company incurred additional restructuring charges of $1 million in the twelve months ended December 31, 2008 related to other costs associated with these actions.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.    RESTRUCTURING OF OPERATIONS AND OTHER CHARGES (CREDITS) (continued)

The following table summarizes the status of the liabilities from the Company’s restructuring actions (in millions):

	Beginning Balance December 31, 2007	Accruals	Payments	Ending Balance December 31, 2008	Cumulative Charges Incurred
Severance	$22	$4	$(21)	$5	$30
Contract termination	4	—	(4)	—	5
Other	—	3	(3)	—	3

Total	$26	$7	$(28)	$5	$38

2006 Restructuring Plan

As a result of evaluating market conditions in the second half of 2006 actions were taken to close facilities, exit certain product lines and reduce operating costs. The Successor initiated actions which resulted in $32 million in charges, comprised of $20 million of restructuring charges and $12 million of other charges. The $12 million of other charges were included in the Consolidated Statement of Earnings (Loss) under the caption cost of sales.

The Predecessor initiated actions which resulted in $11 million in charges during the ten months ended October 31, 2006, comprised of $12 million of restructuring charge and $1 million of other income. The $1 million of other income was reported as a $2 million charge to the Consolidated Statement of Earnings (Loss) under the caption cost of sales and a $3 million gain to the Consolidated Statement of Earnings (Loss) under the caption (gain) loss on sale of fixed assets and other.

The actions of the Successor and Predecessor were completed during the year ended December 31, 2007.

15.    DEBT

Details of our outstanding long-term debt for the years ended December 31, 2008 and 2007 is as follows (in millions):

	Successor
	2008	2007
6.50% Senior Notes, net of discount, due 2016	$648	$648
7.00% Senior Notes, net of discount, due 2036	539	539
Senior term loan facility, maturing in 2011	600	600
Senior revolving credit facility, maturing in 2011	320	140
Various capital leases due through and beyond 2050	47	47
Various floating rate debt with maturities up to 2027	29	20
Other long-term debt with maturities up to 2022, at rates up to 11%	5	9

Total long-term debt	2,188	2,003
Less – current portion	16	10

Long-term debt, net of current portion	$2,172	$1,993

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    DEBT (continued)

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of December 31, 2008.

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

The Senior Credit Facilities each have a five-year maturity. Proceeds from the senior revolving credit facility are available for general working capital needs and for other general corporate purposes. The senior revolving credit facility is comprised of a U.S. facility, a Canadian facility and a European facility. The Credit Agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates including the U.S. prime rate or LIBOR plus a spread, at our discretion.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    DEBT (continued)

Any obligations under the Senior Credit Facilities are unconditionally and irrevocably guaranteed by the Company’s current and future material wholly-owned U.S. subsidiaries. The Company had $65 million and $85 million of letters of credit outstanding under the senior revolving credit facility at December 31, 2008 and December 31, 2007, respectively.

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

The Credit Agreement contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that are usual and customary for a senior unsecured credit agreement. We were in compliance with these covenants as of December 31, 2008.

Debt Maturities

The aggregate maturities for all long-term debt issues for each of the five years following December 31, 2008 and thereafter are:

Period	(in millions)
2009	$ 16
2010	8
2011	924
2012	4
2013	4
2014 and beyond	1,232

Short Term Debt

At December 31, 2008 and 2007, short-term borrowings were $30 million and $47 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities maintained by the Company and certain of its U.S. and non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 5.5% and 5.3% at December  31, 2008 and 2007, respectively.

16.    PENSION PLANS

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

The Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB statements

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

No. 87, 88, 106, and 132R” (“FAS 158”), including the requirement to measure plan assets and benefit obligations as of the date of the Company’s year end, upon emergence from bankruptcy.

The following table provides a reconciliation of the change in the projected benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheet for the years ended December 31, 2008 and 2007 (in millions):

	Successor
	December 31, 2008			December 31, 2007
	United States Plans	Non-United States Plans	Total	United States Plans	Non-United States Plans	Total
Change in Projected Benefit Obligation

Benefit obligation at beginning of period	$952	$521	$1,473	$1,024	$495	$1,519
Service cost	19	5	24	23	6	29
Interest cost	59	26	85	58	26	84
Actuarial gain	(10)	(55)	(65)	(66)	(54)	(120)
Currency (gain) loss	—	(96)	(96)	—	33	33
Acquisitions/Divestitures	—	—	—	—	24	24
Benefits paid	(109)	(25)	(134)	(91)	(24)	(115)
Curtailment loss	—	—	—	4 (a)	1	5
Other	—	(1)	(1)	—	14	14

Benefit obligation at end of period	$911	$375	$1,286	$952	$521	$1,473

Change in Plan Assets

Fair value of assets at beginning of period	$898	$438	1,336	$832	$384	1,216
Actual return on plan assets	(167)	(80)	(247)	53	10	63
Currency gain (loss)	—	(76)	(76)	—	31	31
Company contributions	55	18	73	103	18	121
Benefits paid	(107)	(25)	(132)	(90)	(24)	(114)
Acquisitions/Divestitures	—	—	—	—	9	9
Other	—	(8)	(8)	—	10	10

Fair value of assets at end of period	$679	$267	$946	$898	$438	$1,336

Funded status	$(232)	$(108)	$(340)	$(54)	$(83)	$(137)

Amounts Recognized in the Consolidated Balance Sheet

Prepaid pension cost	$—	$4	$4	$—	$13	$13
Accrued pension cost – current	(21)	(15)	(36)	(2)	(2)	(4)
Accrued pension cost – noncurrent	(211)	(97)	(308)	(52)	(94)	(146)

Net amount recognized	$(232)	$(108)	$(340)	$(54)	$(83)	$(137)

Amounts Recorded in Accumulated Other Comprehensive Earnings (Deficit)

Net actuarial gain (loss)	$(167)	$(7)	$(174)	$61	$53	$114

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

(a)	The $4 million curtailment loss for the United States plans shown above is attributable to the restructuring that occurred in late 2007. This curtailment loss reduced the unrecognized net gain balance for the United States plans and, therefore, was not immediately recognized in 2007 net periodic pension cost. However, this curtailment loss was recognized in accumulated other comprehensive income in 2007.

The following table presents information about the projected benefit obligation, accumulated benefit obligation and plan assets of the Company’s pension plans (in millions):

	Successor
	December 31, 2008			December 31, 2007
	United States	Non-United States	Total	United States	Non-United States	Total
Plans with ABO in excess of fair value of plan assets:
Projected benefit obligation	$911	$292	$1,203	$952	$343	$1,295
Accumulated benefit obligation	$910	$281	$1,191	$951	$324	$1,275
Fair value of plan assets	$679	$203	$882	$898	$245	$1,143

Plans with fair value of assets in excess of ABO:
Projected benefit obligation	$—	$83	$83	$—	$178	$178
Accumulated benefit obligation	$—	$58	$58	$—	$156	$156
Fair value of plan assets	$—	$64	$64	$—	$193	$193

Total projected benefit obligation	$911	$375	$1,286	$952	$521	$1,473
Total accumulated benefit obligation	$910	$339	$1,249	$951	$480	$1,431
Total plan assets	$679	$267	$946	$898	$438	$1,336

Weighted-Average Assumptions Used to Determine Benefit Obligation

The following table presents weighted average assumptions used to determine the benefit obligations as of the measurement dates noted.

	Successor
	December 31, 2008	December 31, 2007
United States Plans
Discount rate	6.85%	6.55%
Rate of compensation increase	5.23%	5.34%

Non-United States Plans
Discount rate	6.36%	5.66%
Rate of compensation increase	3.84%	3.89%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

Components of Net Periodic Pension Cost

The following table presents the components of net periodic pension cost for the periods noted (in millions):

	Successor			Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006

Service cost	$24	$29	$5	$22
Interest cost	85	84	14	66
Expected return on plan assets	(100)	(95)	(15)	(67)
Amortization of prior service cost	—	—	—	5
Amortization of actuarial (gain) loss	(1)	—	—	41
Curtailment/settlement loss	1	1	—	1

Net periodic benefit cost	$9	$19	$4	$68

Weighted-Average Assumptions Used to Determine Net Periodic Pension Cost

The following table presents weighted average assumptions as determined at the measurement dates noted:

	Successor			Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006

United States Plans
Discount rate	6.55%	5.90%	5.85%	5.80%
Expected return on plan assets	8.00%	8.00%	8.00%	7.50%
Rate of compensation increase	5.34%	5.41%	5.41%	5.44%

Non-United States Plans
Discount rate	5.66%	4.95%	4.78%	5.10%
Expected return on plan assets	7.18%	6.92%	6.94%	6.68%
Rate of compensation increase	3.89%	3.90%	3.90%	3.69%

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

Other Comprehensive Earnings (Deficit)

The Company recorded a debit of $277 million, net of tax, to other comprehensive earnings (deficit). Of the $(174) million balance in accumulated other comprehensive earnings (deficit), less than $1 million is expected to be recognized as net periodic pension cost during 2009.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

For the Successor year ended December 31, 2007, the Company recognized net actuarial gains of $82 million on the balance sheet, recorded as a $6 million increase in prepaid pension cost and a $76 million decrease in accrued pension cost. This amount was recorded as a credit to other comprehensive earnings (deficit) ($52 million, net of tax).

Plan Assets

Asset allocations for the United States pension plan are presented below.

Asset Category	Successor
	December 31, 2008	December 31, 2007	December 31, 2006
Equity	32%	41%	42%
Fixed income and cash equivalents	65%	55%	56%
Real estate	3%	4%	2%

The current investment policy for the U.S. pension plan is to have 43% of assets invested in equities, 4% in real estate, 4% in real assets, and 49% in intermediate and long term fixed income securities. Assets were rebalanced in January of 2009 to conform to policy allocations following significant market fluctuations in the last quarter of 2008. The Company actively evaluates the reasonableness of its asset mix given changes in the projected benefit obligation and market dynamics.

Asset allocations for the Non-United States pension plan are presented below.

Asset Category	Successor
	December 31, 2008	December 31, 2007	December 31, 2006
Equity	51%	52%	50%
Fixed income and cash equivalents	46%	46%	50%
Real estate	3%	2%	—%

The above asset allocation percentages are in compliance with the Non-United States pension plan’s current investment policy.

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s pension plans (in millions):

Year	Estimated Benefit Payments
2009	$98
2010	$100
2011	$100
2012	$101
2013	$102
2014-2018	$515

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

Contributions

Owens Corning expects to contribute $47 million in cash to the United States pension plan during 2009 and another $15 million to non-United States plans. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements.

Defined Contribution Plans

The Company sponsors two defined contribution plans which are available to substantially all United States employees. The Company matches a percentage of employee contributions up to a maximum level. The Company recognized expense of $21 million, $25 million, $4 million, and $25 million during the Successor years ended December 31, 2008, December 31, 2007, the Successor two months ended December 31, 2006, and the Predecessor ten month period ended October 31, 2006.

17.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

The Company adopted the provisions of FAS 158, including the requirement to measure plan assets and benefit obligations as of the date of the Company’s year end, upon emergence from bankruptcy. Prior to adoption of FAS 158, the Predecessor used an October 31 measurement date.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          (continued)

The following tables provide a reconciliation of the change in the accumulated benefit obligation and amounts recognized in the Consolidated Balance Sheets for the years ended December 31, 2008 and December 31, 2007 (in millions):

	Successor
	December 31, 2008			December 31, 2007
	United States Plans	Non-United States Plans	Total	United States Plans	Non-United States Plans	Total
Change in Accumulated Postretirement Benefit Obligation

Benefit obligation at beginning of period	$268	$24	$292	$302	$25	$327
Service cost	3	—	3	3	1	4
Interest cost	17	1	18	17	1	18
Actuarial gain	(11)	(3)	(14)	(35)	(5)	(40)
Currency (gain) loss	—	(4)	(4)	—	3	3
Plan amendments	(1)	—	(1)	—	—	—
Benefits paid	(19)	(1)	(20)	(19)	(1)	(20)
Curtailment loss	1	—	1	—	—	—
Other	1	—	1	—	—	—

Benefit obligation at end of period	$259	$17	$276	$268	$24	$292

Funded status	$(259)	$(17)	$(276)	$(268)	$(24)	$(292)

Amounts Recognized in the Consolidated Balance Sheet

Accrued benefit obligation – current	$(26)	$(1)	$(27)	$(23)	$(1)	$(24)
Accrued benefit obligation – noncurrent	(233)	(16)	(249)	(245)	(23)	(268)

Net amount recognized	$(259)	$(17)	$(276)	$(268)	$(24)	$(292)

Amounts Recorded in Accumulated Other Comprehensive Earnings (Deficit)

Net actuarial gain	$47	$7	$54	$36	$5	$41

Weighted-Average Assumptions Used to Determine Benefit Obligations

The following table presents the discount rates used to determine the benefit obligations as of the measurement dates noted.

	Successor
	December 31, 2008	December 31, 2007
United States Plans	7.05%	6.45%
Non-United States Plans	7.20%	5.75%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          (continued)

Components of Net Periodic Postretirement Benefit Cost

The following table presents the components of net periodic postretirement benefit cost for the periods noted (in millions):

	Successor			Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006

Service cost	$3	$4	$1	$4
Interest cost	18	18	3	17
Amortization of prior service cost	—	—	—	(11)
Amortization of actuarial loss	(1)	—	—	1
Curtailment loss	1	—	—	—

Net periodic postretirement benefit cost	$21	$22	$4	$11

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

The following table presents the discount rates used to determine net periodic postretirement benefit cost for the periods noted:

	Successor			Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006

United States Plans	6.45%	5.80%	5.80%	5.80%
Non-United States Plans	5.75%	5.05%	5.00%	5.25%

The following table presents health care cost trend rates used to determine net periodic postretirement benefit cost for the periods noted, as well as information regarding the ultimate rate and the year in which the ultimate rate is reached:

	Successor			Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006

United States Plans
Initial rate at end of year	7.00%	9.00%	9.00%	10.00%
Ultimate rate	5.00%	5.00%	4.75%	5.00%
Year in which ultimate rate is reached	2018	2015	2014	2010

Non-United States Plans
Initial rate at end of year	9.00%	9.00%	7.80%	10.00%
Ultimate rate	5.00%	5.00%	4.50%	5.00%
Year in which ultimate rate is reached	2016	2013	2009	2009

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          (continued)

The health care cost trend rate assumption can have a significant effect on the amounts reported. To illustrate, a one-percentage point change in the December 31, 2008 assumed health care cost trend rate would have the following effects (in millions):

	1-Percentage Point
	Increase	Decrease
Increase (decrease) in total service cost and interest cost components of net periodic postretirement benefit cost	$1	$(1)
Increase (decrease) of accumulated postretirement benefit obligation	$12	$(11)

Other Comprehensive Earnings (Deficit)

The Company recorded a credit of $23 million, net of tax, to other comprehensive earnings (deficit). Approximately $2 million of the $54 million balance in accumulated other comprehensive earnings (deficit) is expected to be recognized as net periodic postretirement benefit cost during 2009.

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s postretirement benefit plans (in millions):

Year	Estimated Benefit Payments Before Medicare Subsidy	Estimated Medicare Subsidy	Estimated Benefit Payments Net of Medicare Subsidy
2009	$28	$(2)	$26
2010	$29	$(2)	$27
2011	$29	$(2)	$27
2012	$29	$(2)	$27
2013	$29	$(2)	$27
2014-2018	$137	$(11)	$126

Impact of Adopting FAS 158

Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SoP 90-7) requires that a company, at the time it adopts fresh-start accounting, adopt changes in accounting principles that will be required in the financial statements within twelve months. As a result, the Company adopted the provisions of FAS 158, including the requirement to measure the benefit obligation as of the date of the Company’s year end, upon emergence from bankruptcy. Because the accounting for other postretirement benefit plans under fresh-start accounting, specifically FAS 141, requires a company to record a liability equal to the accumulated postretirement benefit obligation, there was no impact of adopting FAS 158.

Plan Amendment

During the third quarter of 2005, the Company announced plans to amend certain provisions of the United States postretirement health care plans, effective January 1, 2006. Depending on the category of the employee, the changes consist of discontinuing subsidized post-65 retiree health care coverage, except for certain grandfathered groups, and providing only non-subsidized retiree health care coverage for employees hired after December 31,

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          (continued)

2005. The changes to the plan resulted in a net decrease of the accumulated postretirement benefit obligation of $42 million. This amount was accounted for as prior service cost, and a portion was amortized into net periodic postretirement benefit cost in the Predecessor first ten months of 2006. The remaining gain was subsequently recognized upon adoption of fresh-start accounting.

Postemployment Benefits

The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits liability at December 31, 2008, December 31, 2007, and December 31, 2006 were $26 million, $30 million, and $28 million, respectively, including current liabilities of $5 million in all years. The net periodic postemployment benefit expense was less than $1 million, $6 million, and $1 million for the Successor years ended December 31, 2008 and 2007, the Successor two months ended December 31, 2006 and the Predecessor ten months ended October 31, 2006, respectively.

18.    CONTINGENT LIABILITIES AND OTHER MATTERS

In connection with the Debtors’ emergence from Chapter 11 bankruptcy proceedings, the Company established a Disputed Distribution Reserve (as discussed more fully in Note 25) funded in the initial amount of approximately $85 million for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date. The remaining reserve, in the amount of $31 million, is reflected as restricted cash on the Consolidated Balance Sheet as of December 31, 2008. See Note 25 to the Consolidated Financial Statements for a discussion of certain other bankruptcy-related matters.

Litigation

On September 1, 2006, various members of OCD’s Investment Review Committee were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor OCD is named in the lawsuit but such individuals would have a contingent indemnification claim against OCD. The suit, brought by former employees of OCD, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in an OCD company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the defendants’ Motion for Summary Judgment. On April 15, 2008, the defendants filed a Motion for Reconsideration. On December 24, 2008, the court granted the defendants’ Motion for Reconsideration and dismissed the action. On January 9, 2009, the plaintiffs filed a Motion to Amend Judgment. On February 6, 2009, the defendants filed an Opposition to Plaintiff’s Motion to Amend Opinion and Order of Judgment.

Environmental Liabilities

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We also have been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2008, we had environmental remediation liabilities as a PRP at 39 sites. Our environmental

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

liabilities at 20 of these sites will be resolved pursuant to the terms of the Plan and will be paid out of the Non-Tax Bankruptcy Reserve described in Note 25. At the other 19 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2008, our reserve for such liabilities was $8 million, of which $5 million is recorded in the Non-Tax Bankruptcy Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

19.    STOCK COMPENSATION PLANS

On October 31, 2006, all stock and stock options of the Predecessor were extinguished in accordance with the Plan (as described in Note 25) confirmed as a part of the Debtor’s emergence from Chapter 11 bankruptcy proceedings.

2006 Stock Plan

In conjunction with the confirmation of the Plan (as described in Note 25), the Company’s 2006 Stock Plan was approved by the United States Bankruptcy Court for the District of Delaware. In accordance with Section 303 of the Delaware General Corporation Law, such approval constituted stockholder approval of the 2006 Stock Plan. The 2006 Stock Plan became effective on October 31, 2006, the date that the Debtors emerged from Chapter 11 Bankruptcy. In December 2007, the stockholders approved the Owens Corning 2006 Stock Plan, as amended and restated (“2006 Stock Plan”).

The 2006 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards to be made pursuant to the Plan. Upon the Debtors’ emergence from Chapter 11, the Company made a one-time emergence equity grant of stock options and restricted stock to all employees. At December 31, 2008, the maximum number of shares remaining available under the 2006 Stock Plan for all stock awards was 6,000,060.

Stock Options

The Company has granted stock options under its employee emergence equity program and its executive compensation programs. The Company calculated a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. In general, the exercise price of each option awarded under the 2006 Stock Plan was equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is 10 years. The volatility assumption was based on a benchmark study of our peers.

Shares issued from the exercise of options are recorded in the common stock accounts at the option price. The number of awards and vesting periods of such awards are determined at the discretion of the Compensation Committee of the Board of Directors.

No options were granted during the year ended December 31, 2008.

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2007 was $9.28.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    STOCK COMPENSATION PLANS (continued)

The following table summarizes the assumptions that were used in the Company’s Black Scholes valuation model to estimate the grant date fair value of the options granted:

	Successor
	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006
Expected volatility	33.3%	34.0%
Expected dividends	1.5%	1.5%
Expected term (in years)	6.5	6.5
Risk-free rate	4.3%	4.6%

The following table summarizes our share option activity during the Successor years ended December 31, 2008 and 2007 and the Successor two months ended December 31, 2006:

Successor	Successor
	Twelve Months Ended December 31, 2008		Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Beginning balance	2,163,170	$29.90	2,123,100	$30.00	—
Granted	—	—	69,470	$26.99	2,127,100	$30.00
Exercised	—	—	—	—	—	—
Forfeited	(64,800)	$30.00	(29,400)	$30.00	(4,000)	$30.00

Ending balance	2,098,370	$29.90	2,163,170	$29.90	2,123,100	$30.00

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding at 12/31/08	Weighted-Average		Number Exercisable at 12/31/08	Weighted-Average Exercise Price
		Remaining Contractual Life	Exercise Price
$26.99 – $30.00	2,098,370	7.86	$29.90	—	$—

During the Successor years ended December 31, 2008 and 2007 and the Successor two months ended December 31, 2006, the Company recognized expense of $6 million, $10 million and $1 million, respectively, related to its stock options, of which $5 million, $9 million and $1 million, respectively, were recorded under the caption employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). For the Successor year ended December 31, 2007, $1 million was recorded as a reclassification of stock option compensation expense to discontinued operations and restructuring. As of December 31, 2008, there was $4 million of total unrecognized compensation cost related to stock option awards. The total aggregate intrinsic value of options outstanding as of each December 31, 2008, 2007 and 2006 was less than $1 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    STOCK COMPENSATION PLANS (continued)

Restricted Stock Awards

The Company granted restricted stock awards and restricted stock units under its employee emergence equity program, Board of Director compensation plan, long-term incentive plan (“LTIP”) and officer appointment program. Compensation expense for restricted stock awards is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2011.

The Company granted restricted stock awards under its CEO appointment program in which the restricted stock awards vest solely upon fulfilling a market condition. The market condition allows for 20 percent of the total granted shares to vest on the day the Company’s stock price closes at or above each of five specified closing prices. The Company calculated the grant-date fair values, and derived service periods for each of the required closing price market conditions, using the Monte Carlo valuation model. Compensation expense for each stock price specified by the market condition is measured based on the individual grant-date fair values on a straight-line basis over the calculated derived service period. The program’s derived service periods expire over various periods ending in 2011.

A summary of the status of the Company’s plans that had restricted stock issued as of December 31, 2008, December 31, 2007 and December 31, 2006, and changes during the Successor years ended December 31, 2008 and December 31, 2007 and the Successor two months ended December 31, 2006 are presented below:

Successor	Successor
	Twelve Months Ended December 31, 2008		Twelve Months Ended December 31, 2007		Two Months Ended December 31, 2006
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
Beginning Balance	3,367,282	$29.57	3,030,150	$30.00	—
Granted	789,040	$19.85	502,833	$27.09	3,057,050	$30.00
Vested	(32,400)	$17.81	(2,600)	$30.00	(500)	$30.00
Forfeited	(126,540)	$29.54	(163,101)	$30.00	(26,400)	$30.00

Ending Balance	3,977,382	$27.75	3,367,282	$29.57	3,030,150	$30.00

During the Successor years ended December 31, 2008 and 2007 and the Successor two months ended December 31, 2006, the Company recognized expense of $30 million, $39 million and $5 million, respectively, related to the Company’s restricted stock, of which $21 million, $28 million and $5 million, respectively, was recorded under the caption employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). For the Successor year ended December 31, 2007, $3 million was recorded under the caption marketing and administrative expenses in the Consolidated Statements of Earnings (Loss) and $5 million was recorded as a reclassification of stock compensation to discontinued operations in the Consolidated Statements of Earnings (Loss). For the Successor year ended December 31, 2007 and the Successor two months ended December 31, 2006, less than $1 million and $3 million, respectively, were recorded as reclassification of

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    STOCK COMPENSATION PLANS (continued)

restricted stock expense to restructuring. As of December 31, 2008, there was $28 million of total unrecognized compensation expense related to restricted stock, which is expected to be recognized over a weighted average period of 1.14 years. The total fair value of shares vested during each of the Successor years ended December 31, 2008 and 2007 and the Successor two months ended December 31, 2006 was less than $1 million.

Performance Stock Awards and Performance Stock Units

The Company grants performance stock awards and performance stock units as a part of its LTIP. In the first quarter of 2008 and second quarter of 2007, the Company granted performance stock, of which 50 percent will be settled in stock and 50 percent will be settled in cash. The amount of the performance stock ultimately distributed is contingent on meeting various company-wide performance goals. Compensation expense for performance stock settled in stock is measured based on the market price of the stock on the date of grant and is recognized on a straight-line basis over the vesting period. Compensation expense for performance stock settled in cash is measured based on the market price of the stock at the end of each quarter and is recognized on a straight-line basis over the vesting period.

The initial valuation of all performance stock granted assumes that performance goals will be achieved. This assumption is monitored each quarter and if it becomes probable that such goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. This assumption has been adjusted during various quarters due to changes in expected market conditions. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2010.

A summary of the status of the Company’s plans that had performance stock issued as of December 31, 2008 and 2007, and changes during the Successor years ended December 31, 2008 and 2007, are presented below. At December 31, 2006, the Company had no performance stock awards outstanding. The weighted-average grant date fair value for performance stock issued in 2008 and 2007 that will be settled in stock is $20.02 and $27.14, respectively.

	Successor
	Twelve Months Ended December 31, 2008		Twelve Months Ended December 31, 2007
	Number of Shares	Weighted- Average Grant- Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
Beginning Balance	123,562	$27.14	—	$—
Granted	599,772	21.40	129,772	27.14
Vested	—	—	—	—
Forfeited	(34,470)	26.00	(6,210)	27.14

Ending Balance	688,864	$22.42	123,562	$27.14

During the Successor years ended December 31, 2008 and December 31, 2007, the Company recognized expense of $7 million and $1 million, respectively, related to the Company’s performance stock. As of December 31,

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    STOCK COMPENSATION PLANS (continued)

2008, there was $16 million of total unrecognized compensation expense related to performance stock, which is expected to be recognized over a weighted average period of 2.18 years.

Stock Appreciation Rights (SARs)

Stock appreciation rights represent the opportunity to receive stock or cash or a combination thereof granted by the Committee. The SAR can be issued in tandem with Incentive Stock Option or free-standing. If the SAR is issued in tandem then the base price shall be the purchase price per share of Common Stock of the related option. If the SAR is issued free-standing then the base price shall be determined by the Committee. As of December 31, 2008 no SARs have been granted.

Bonus Stock Awards

Bonus stock is a reward granted by the Committee that is not subject to performance measures or restriction periods. The stock is issued at the fair value of the stock on the grant date. During the Successor year ended December 31, 2008, the Company granted bonus stock awards resulting in expense of less than $1 million.

20.    ACCUMULATED OTHER COMPREHENSIVE EARNINGS (DEFICIT)

A summary of changes within each classification of accumulated other comprehensive earnings (deficit) for the Successor years ended December 31, 2008 and 2007 follows (in millions):

	Currency Translation Adjustment	Pension and Other Postretirement Adjustment	Deferred Loss on Hedging Transactions	Accumulated Other Comprehensive Earnings (Deficit)
Balance at December 31, 2006	$2	$20	$(5)	$17
Change	75	77	4	156

Balance at December 31, 2007	$77	$97	$(1)	$173

Change	(83)	(254)	(19)	(356)

Balance at December 31, 2008	$(6)	$(157)	$(20)	$(183)

21.    WARRANTS

Upon the Company’s emergence from bankruptcy, holders of the company obligated securities of entities holding solely parent debentures – subject to compromise and old common stock received warrants to purchase the Company’s new common stock. Each holder of old OCD Subordinated Claims received one Series A warrant (representing the right to purchase one share of the Company’s new common stock for $43.00). Each holder of existing OCD common stock claims received one Series B warrant (representing the right to purchase one share of the Company’s new common stock for $45.25). The Company issued 17.5 million Series A warrants and 7.8 million Series B warrants on the Effective Date, of which 17.5 million Series A warrants and 7.8 million Series B warrant remain outstanding as of December 31, 2008. The Company has accounted for these warrants as equity instruments in accordance with Emerging Issues Task Force 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants. Exercises will increase the amount of common stock outstanding and additional paid in capital.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.    WARRANTS (continued)

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

22.    EARNINGS PER SHARE

The following table reconciles the weighted average number of shares used in the basic earnings per share calculation to the weighted average number of shares used to compute diluted earnings per share (in millions, except per share amounts):

	Successor			Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006

Earnings (loss) from continuing operations	$(839)	$27	$(54)	$8,013
Earnings (loss) from discontinued operations, net of tax	—	69	(11)	127

Net earnings (loss)	$(839)	$96	$(65)	$8,140

Weighted-average number of shares outstanding used for basic earnings per share	127.8	128.4	128.1	55.3
Non-vested restricted shares	—	0.6	—	—
Shares from assumed conversion of preferred securities	—	—	—	4.6

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	127.8	129.0	128.1	59.9

Basic earnings (loss) per common share
Basic earnings (loss) from continuing operations	$(6.56)	$0.21	$(0.42)	$144.90
Basic earnings (loss) from discontinued operations	—	0.54	(0.09)	2.30

Basic earnings (loss) per common share	$(6.56)	$0.75	$(0.51)	$147.20

Diluted earnings (loss) per common share
Diluted earnings (loss) from continuing operations	$(6.56)	$0.21	$(0.42)	$133.77
Diluted earnings (loss) from discontinued operations	—	0.53	(0.09)	2.12

Diluted earnings (loss) per common share	$(6.56)	$0.74	$(0.51)	$135.89

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.    EARNINGS PER SHARE (continued)

Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at our discretion. During the year ended December 31, 2008, the Company repurchased approximately 4.7 million shares of our common stock for an average price paid per share of $21.47. The cost of these treasury shares is shown as a reduction of stockholders’ equity on the Consolidated Balance Sheet. At December 31, 2008 there were approximately 1.9 million shares remaining available for repurchase under the share buy-back program.

For the Successor year ended December 31, 2008, the number of shares used in the calculation of diluted earnings per share did not include 1.4 million of non-vested restricted stock, 1.4 million common equivalent shares of deferred awards, 17.5 million common equivalent shares from Series A Warrants and 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

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

23.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

23.    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Level 3: Unobservable inputs that are not corroborated by market data.

Items Measured at Fair Value on a Recurring Basis

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2008 (in millions):

Assets:	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$166	$166	$—	$—
Derivative assets	2	—	2	—

Total assets	$168	$166	$2	$—

Liabilities:
Derivative liabilities	$(19)	$—	$(19)	$—

Total liabilities	$(19)	$—	$(19)	$—

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

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-tem notes receivable were $14 million and $16 million as of December 31, 2008 and 2007, respectively.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of December 31, 2008, the Company’s 6.50% Senior Notes due December 1, 2016 were trading at approximately 80% of par value and the 7.00% Senior Notes due December 1, 2036 were trading at approximately 70% of par value. As of December 31, 2007, the Company’s 6.50% Senior Notes due December 1, 2016 were trading at approximately 91% of par value and the 7.00% Senior Notes due December 1, 2036 were trading at approximately 88% of par value. The Notes were issued in October 2006 at approximately 100% of par value and approximately 98% of par value, respectively, which reflected the differential between market interest rates and the coupon rate of the time of issuance.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23.    FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

At December 31, 2008, the Company used a market participant approach to value the remaining long-term debt instruments. This approach, which utilized companies with similar debt ratings and outstanding instruments, approximates the fair value of the remaining long-term debt at $901 million. At December 31, 2007, the Company believed that the carrying amounts reasonably approximated the fair values of the remaining long-term debt instruments.

24.    INCOME TAXES

	Successor			Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006

	(in millions)
Earnings (loss) from continuing operations before income taxes:
United States	$(179)	$(100)	$(130)	$8,952
Foreign	259	123	57	41

Total	$80	$23	$(73)	$8,993

Income tax expense (benefit):
Current
United States	$2	$2	$1	$49
State and local	3	1	—	1
Foreign	51	30	13	57

Total current	56	33	14	107

Deferred
United States	825	(38)	(39)	766
State and local	36	(10)	(3)	149
Foreign	2	7	5	(42)

Total deferred	863	(41)	(37)	873

Total income tax expense (benefit)	$919	$(8)	$(23)	$980

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.    INCOME TAXES (continued)

The reconciliation between the United States federal statutory rate and the Company’s effective income tax rate from continuing operations is:

	Successor			Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006

United States federal statutory rate	35%	35%	35%	35%
State and local income taxes, net of federal tax benefit	(2)	(41)	4	4
Foreign tax rate differential	(32)	(123)	3	—
Change in valuation allowance	1,140	39	—	(3)
Fresh-start accounting adjustments	—	—	(10)	(4)
FIN 48 reserve adjustments	5	21	2	—
Effect of gain on settlement of liabilities subject to compromise	—	—	—	(22)
Other, net	(3)	34	(2)	1

Effective tax rate	1,143%	(35)%	32%	11%

As of December 31, 2008, the Company has not provided for withholding or United States federal income taxes on approximately $929 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be either permanently reinvested or, if such earnings were remitted, the taxes payable on such remittance would not be material. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.

At December 31, 2008, the Company had federal, state and foreign net operating loss carryforwards of $2.748 billion, $3.325 billion and $341 million, respectively. If not utilized, the federal and state net operating loss carryforwards will expire through 2028 while the foreign net operating loss carryforwards will begin to expire in 2009, with the majority having no expiration date.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows (in millions):

	Successor
	2008		2007
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Other employee benefits	$151	$—	$132	$—
Pension plans	92	—	22	—
Operating loss carryforwards	1,206	—	1,255	—
Depreciation	—	343	—	372
Amortization	—	456	—	461
State and local taxes	9	—	16	—
Other	97	—	41	—

Subtotal	1,555	799	1,466	833
Valuation allowances	(1,113)	—	(125)	—

Total deferred taxes	$442	$799	$1,341	$833

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.    INCOME TAXES (continued)

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured under enacted tax laws and regulations, as well as NOLs, tax credit and other carryforwards. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”) requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

During 2008, the Company recorded a non-cash charge of $909 million to establish an accounting valuation allowance against its United States deferred tax assets, related to its net operating losses, in accordance with FAS 109. In line with the guidelines provided in FAS 109, the valuation allowance was recorded based on the Company’s United States losses before income taxes over 2007 and 2008 and its current estimates for near-term U.S. results, which have been adversely impacted by the continuing decline in United States housing starts. The Company will periodically review the accounting valuation allowance and will reverse the charge partially or totally, when, and if, appropriate under FAS 109.

The valuation allowance as of December 31, 2007 consisted of $122 million related to tax assets for certain state and foreign loss carryforwards and $3 million related to other items.

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2004 or state and local examinations for years before 2001. The Internal Revenue Service (“IRS”) effectively settled the Company’s United States income tax returns for 2004 and 2005 and will commence an examination in the first quarter of 2009 for the years 2006 and 2007. The Company is also under examination for the income tax filings in various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $25 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance as at beginning of period (in millions)	$163	$152
Purchase accounting adjustments related to the Acquisition	8	—
Tax positions related to the current year
Gross additions	2	3
Gross reductions	—	—
Tax positions related to prior years
Gross additions	4	13
Gross reductions	(3)	(6)
Settlements	(74)	1
Lapses on statutes of limitations	(5)	—

Balance at end of period	$95	$163

The Company classifies all interest and penalties as income tax expense. As of December 31, 2008 and 2007, the Company recognized $20 million and $21 million, respectively, in liabilities for tax related interest and penalties on its Consolidated Balance Sheets and $1 million and $2 million, respectively, of interest expense on its Consolidated Statements of Earnings (Loss).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25.    EMERGENCE FROM CHAPTER 11 PROCEEDINGS

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

Pursuant to the terms of the Plan, the Company is obligated to make certain additional payments to certain creditors, including certain payments to holders of administrative expense priority claims and professional advisors in the Chapter 11 Cases. The Company had reserved approximately $31 million as of December 31, 2008 to pay remaining claims in the Bankruptcy of which approximately $31 million relates to non-tax claims (the “Non-Tax Bankruptcy Reserve”). Pursuant to the Plan, the Company has established a Disputed Distribution Reserve, funded in the amount of approximately $31 million as of December 31, 2008, which is reflected as restricted cash in the Consolidated Balance Sheet, for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25.    EMERGENCE FROM CHAPTER 11 PROCEEDINGS (continued)

The amount for Chapter 11-related reorganization items in the Consolidated Statements of Earnings (Loss) consist of the following (in millions):

	Successor			Predecessor
	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Two Months Ended December 31, 2006	Ten Months Ended October 31, 2006

Professional fees	$1	$2	$8	$111
Payroll and compensation	—	—	—	11
Investment income	—	—	1	(79)
Other, net	—	(2)	1	2

Total	$1	$—	$10	$45

26.    ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employer’s Disclosure about Postretirement Benefit Plan Assets.” This FSP provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. This staff position is effective for fiscal years ending after December 15, 2009 with early application permitted. Upon initial application, the provisions of this staff position are not required for earlier periods that are presented for comparative periods. The Company is in the process of evaluating the impact of adopting this statement on its disclosures.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States for nongovernmental entities. This statement was effective on November 18, 2008. The adoption of this statement had no impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires expanded disclosures concerning derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the adoption of this statement to have a material impact on its Notes to the Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB 51.” This statement requires minority interests be reported as equity on the balance sheet, changes the reporting of net earnings to include both the amounts attributable to the affiliate’s parent and the noncontrolling interest and clarifies the accounting for changes in a parent’s interest in an affiliate. This statement is effective for financial statements issued for years beginning on or after December 15, 2008, including interim periods within that year. The provisions of this statement are to be applied prospectively, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented. The Company does not expect the presentation and disclosure requirements to have a material impact on its Consolidated Financial Statements. The Company will apply the remaining provisions of this statement to its accounting for noncontrolling interests beginning January 1, 2009.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.    ACCOUNTING PRONOUNCEMENTS (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations.” This statement requires that in a business combination the acquirer recognize all purchased assets and assumed liabilities at fair value, that negative goodwill due to bargain purchases be recognized as a gain in the income statement and that acquisition costs and planned restructuring costs associated with the acquisition be separately recognized. This statement is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. This statement amends FAS 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Beginning January 1, 2009, the Company will apply the provisions of this statement to its accounting for applicable business combinations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement became effective for financial statements issued for years beginning after November 15, 2007 and interim periods within that year. On February 12, 2008 the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of FAS 157 to years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of FAS 157. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The effect of the adoption of this statement was not material. The Company has adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009 and does not expect the adoption of this statement to have a material impact on its Consolidated Financial Statements.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.     QUARTERLY FINANCIAL INFORMATION (unaudited)

	Successor
	Quarter
	First	Second	Third	Fourth
	(in millions, except share data)
2008
Net sales	$1,353	$1,574	$1,629	$1,291
Cost of sales	1,161	1,327	1,373	1,102

Gross margin	192	247	256	189
Earnings from continuing operations before interest and taxes	19	64	98	15
Interest expense, net	32	29	29	26
Income tax expense	2	2	880	35
Earnings (loss) from continuing operations	(15)	31	(810)	(45)
Net earnings (loss)	(15)	31	(810)	(45)

BASIC EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	$(0.12)	$0.24	$(6.36)	$(0.36)
Earnings (loss) from discontinued operations	—	—	—	—

Basic net earnings (loss) per common share	$(0.12)	$0.24	$(6.36)	$(0.36)

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	$(0.12)	$0.24	$(6.36)	$(0.36)
Earnings (loss) from discontinued operations	—	—	—	—

Diluted net earnings (loss) per common share	$(0.12)	$0.24	$(6.36)	$(0.36)

During the three months ended December 31, 2008, the Company recorded additional pretax earnings of $2 million ($2 million after tax) related to prior periods. The effect was not material to previously issued financial statements.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.     QUARTERLY FINANCIAL INFORMATION (unaudited) (continued)

	Successor
	Quarter
	First	Second	Third	Fourth
	(in millions, except share data)
2007
Net sales	$1,124	$1,282	$1,268	$1,304
Cost of sales	937	1,044	1,055	1,165

Gross margin	187	238	213	139
Earnings (loss) from continuing operations before interest and taxes	32	76	83	(46)
Interest expense, net	32	31	27	32
Income tax expense (benefit)	—	14	16	(38)
Earnings (loss) from continuing operations	—	29	38	(40)
Earnings from discontinued operations, net of tax	1	—	8	—
Gain (loss) on sale of discontinued operations, net of tax	—	—	66	(6)
Net earnings (loss)	1	29	112	(46)

BASIC EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	$—	$0.23	$0.30	$(0.31)
Earnings (loss) from discontinued operations	0.01	—	0.57	(0.05)

Basic net earnings (loss) per common share	$0.01	$0.23	$0.87	$(0.36)

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) from continuing operations	$—	$0.22	$0.30	$(0.31)
Earnings (loss) from discontinued operations	0.01	—	0.57	(0.05)

Basic net earnings (loss) per common share	$0.01	$0.22	$0.87	$(0.36)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Guarantor and Nonguarantor Financial Statements

As described in Note 15, Owens Corning issued $1.2 billion aggregate principal amount of Senior Notes. The Senior Notes and the Senior Credit Facilities are guaranteed, fully, unconditionally and jointly and severally, by each of Owens Corning’s current and future 100% owned material domestic subsidiaries that are a borrower or a guarantor under Owens Corning’s Credit Facilities, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Credit Facilities (collectively, the “Nonguarantor Subsidiaries”). As disclosed in Note 1, Owens Corning became the holding company and ultimate parent company of OCD and the other Owens Corning companies on October 31, 2006, as a part of the restructuring that was conducted in connection with OCD’s emergence from bankruptcy.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE SUCCESSOR TWELVE MONTHS ENDED DECEMBER 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
NET SALES	$—	$3,809	$2,338	$(300)	$5,847
COST OF SALES	(49)	3,403	1,909	(300)	4,963

Gross margin	49	406	429	—	884

OPERATING EXPENSES
Marketing and administrative expenses	112	306	199	—	617
Science and technology expenses	—	51	18	—	69
Restructuring costs	—	2	5	—	7
Chapter 11-related reorganization items	—	1	—	—	1
Employee emergence equity program expense	—	20	6	—	26
(Gain) loss on sale of fixed assets and other	(88)	124	(68)	—	(32)

Total operating expenses	24	504	160	—	688

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	25	(98)	269	—	196
Interest (income) expense, net	118	(7)	5	—	116

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(93)	(91)	264	—	80
Income tax expense (benefit)	40	828	51	—	919

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(133)	(919)	213	—	(839)
Equity in net earnings (loss) of subsidiaries	(706)	213	—	493	—
Minority interest and equity in net earnings (loss) of affiliates	—	—	—	—	—

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(839)	(706)	213	493	(839)
Discontinued operations
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—
Gain on sale of discontinued operations, net of tax	—	—	—	—	—

Total earnings (loss) from discontinued operations	—	—	—	—	—

NET EARNINGS (LOSS)	$(839)	$(706)	$213	$493	$(839)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE SUCCESSOR TWELVE MONTHS ENDED DECEMBER 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
NET SALES	$—	$3,525	$1,701	$(248)	$4,978
COST OF SALES	(39)	3,033	1,455	(248)	4,201

Gross margin	39	492	246	—	777

OPERATING EXPENSES
Marketing and administrative expenses	85	315	98	—	498
Science and technology expenses	—	54	9	—	63
Restructuring costs	—	24	4	—	28
Chapter 11-related reorganization items	—	(1)	1	—	—
Employee emergence equity program expense	3	27	7	—	37
(Gain) loss on sale of fixed assets and other	(90)	95	1	—	6

Total operating expenses	(2)	514	120	—	632

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	41	(22)	126	—	145
Interest (income) expense, net	130	(9)	1	—	122

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(89)	(13)	125	—	23
Income tax expense (benefit)	(20)	(43)	55	—	(8)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(69)	30	70	—	31
Equity in net earnings (loss) of subsidiaries	165	86	—	(251)	—
Minority interest and equity in net earnings (loss) of affiliates	—	—	(4)	—	(4)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	96	116	66	(251)	27
Discontinued operations
Earnings (loss) from discontinued operations, net of tax	—	9	—	—	9
Gain on sale of discontinued operations, net of tax	—	40	20	—	60

Total earnings (loss) from discontinued operations	—	49	20	—	69

NET EARNINGS (LOSS)	$96	$165	$86	$(251)	$96

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE SUCCESSOR TWO MONTHS ENDED DECEMBER 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
NET SALES	$—	$557	$260	$(45)	$772
COST OF SALES	—	485	216	(45)	656

Gross margin	—	72	44	—	116

OPERATING EXPENSES
Marketing and administrative expenses	—	73	13	—	86
Science and technology expenses	—	30	—	—	30
Restructuring costs	—	19	1	—	20
Chapter 11-related reorganization items	—	10	—	—	10
Employee emergence equity program expense	—	5	1	—	6
(Gain) loss on sale of fixed assets and other	—	9	(1)	—	8

Total operating expenses	—	146	14	—	160

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	—	(74)	30	—	(44)
Interest expense, net	15	13	1	—	29

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(15)	(87)	29	—	(73)
Income tax expense (benefit)	(6)	(23)	6	—	(23)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(9)	(64)	23	—	(50)
Equity in net earnings (loss) of subsidiaries	(56)	17	—	39	—
Minority interest and equity in net earnings (loss) of affiliates	—	—	(4)	—	(4)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(65)	(47)	19	39	(54)
Discontinued operations
Earnings (loss) from discontinued operations, net of tax	—	(9)	(2)	—	(11)
Gain on sale of discontinued operations, net of tax	—	—	—	—	—

Total earnings (loss) from discontinued operations	—	(9)	(2)	—	(11)

NET EARNINGS (LOSS)	$(65)	$(56)	$17	$39	$(65)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE PREDECESSOR TEN MONTHS ENDED OCTOBER 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
NET SALES	$—	$3,751	$1,175	$(299)	$4,627
COST OF SALES	—	3,107	933	(299)	3,741

Gross margin	—	644	242	—	886

OPERATING EXPENSES
Marketing and administrative expenses	—	339	69	—	408
Science and technology expenses	—	41	7	—	48
Restructuring costs	—	12	—	—	12
Chapter 11-related reorganization items	—	45	—	—	45
Provision (credit) for asbestos litigation claims (recoveries)	—	(125)	125	—	—
Employee emergence equity program expense	—	(13)	—	—	(13)
(Gain) loss on sale of fixed assets and other	—	(133)	68	—	(65)

Total operating expenses	—	166	269	—	435

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	—	478	(27)	—	451
Interest expense, net	—	238	3	—	241
Gain on settlement of liabilities subject to compromise	—	(5,853)	(11)	—	(5,864)
Fresh-start accounting adjustments	—	(3,144)	225	—	(2,919)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	—	9,237	(244)	—	8,993
Income tax expense (benefit)	—	982	(2)	—	980

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	—	8,255	(242)	—	8,013
Equity in net earnings of subsidiaries	8,140	(243)	—	(7,897)	—
Minority interest and equity in net earnings (loss) of affiliates	—	3	(3)	—	—

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	8,140	8,015	(245)	(7,897)	8,013
Discontinued operations
Earnings (loss) from discontinued operations, net of tax	—	125	2	—	127
Gain on sale of discontinued operations, net of tax	—	—	—	—	—

Total earnings (loss) from discontinued operations	—	125	2	—	127

NET EARNINGS (LOSS)	$8,140	$8,140	$(243)	$(7,897)	$8,140

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FOR THE SUCCESSOR AS OF DECEMBER 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$163	$14	$59	$—	$236
Receivables, net	—	239	337	—	576
Due from affiliates	662	671	135	(1,468)	—
Inventories	—	541	353	—	894
Restricted cash – disputed claims reserve	—	31	—	—	31
Assets held for sale – current	—	—	13	—	13
Other current assets	3	22	77	—	102

Total current assets	828	1,518	974	(1,468)	1,852

Investment in subsidiaries	4,970	1,383	—	(6,353)	—
Property, plant and equipment	456	1,279	1,084	—	2,819
Goodwill	—	1,094	30	—	1,124
Intangible assets	—	1,076	543	(429)	1,190
Deferred income taxes	—	110	(68)	—	42
Assets held for sale – non-current	—	3	—	—	3

Other non-current assets	23	74	90	—	187

TOTAL ASSETS	$6,277	$6,537	$2,653	$(8,250)	$7,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$101	$580	$513	$—	$1,194
Due to affiliates	898	78	492	(1,468)	—
Accrued interest	9	—	—	—	9
Short-term debt	—	—	30	—	30
Long-term debt – current portion	—	3	13	—	16
Liabilities held for sale – current	—	—	8	—	8

Total current liabilities	1,008	661	1,056	(1,468)	1,257

Long-term debt, net of current portion	2,108	33	31	—	2,172
Pension plan liability	—	212	96	—	308
Other employee benefits liability	—	252	18	—	270
Deferred income taxes	—	318	—	—	318
Commitments and contingencies

Other liabilities	428	91	27	(429)	117
Minority interest	—	—	42	—	42
STOCKHOLDERS’ EQUITY
Successor preferred stock	—	—	—	—	—
Successor common stock	1	—	—	—	1
Additional paid in capital	3,824	5,567	1,067	(6,634)	3,824
Retained earnings (accumulated deficit)	(808)	(597)	316	281	(808)
Accumulated other comprehensive earnings	(183)	—	—	—	(183)
Cost of common stock in treasury	(101)	—	—	—	(101)

Total stockholders’ equity	2,733	4,970	1,383	(6,353)	2,733

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,277	$6,537	$2,653	$(8,250)	$7,217

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FOR THE SUCCESSOR AS OF DECEMBER 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$40	$95	$—	$135
Receivables, net	—	246	475	—	721
Due from affiliates	135	629	115	(879)	—
Inventories	—	518	303	—	821
Restricted cash – disputed claims reserve	—	33	—	—	33
Assets held for sale – current	—	—	53	—	53
Other current assets	—	48	44	—	92

Total current assets	135	1,514	1,085	(879)	1,855

Investment in subsidiaries	5,868	1,378	—	(7,246)	—
Due from affiliates	—	25	—	(25)	—
Property, plant and equipment	472	1,263	1,042	—	2,777
Goodwill	—	1,146	28	—	1,174
Intangible assets	—	1,095	115	—	1,210
Deferred income taxes	20	505	(41)	—	484
Assets held for sale – non-current	—	—	173	—	173
Other non-current assets	16	79	104	—	199

TOTAL ASSETS	$6,511	$7,005	$2,506	$(8,150)	$7,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT
Accounts payable and accrued liabilities	$(2)	$558	$581	$—	$1,137
Due to affiliates	587	81	211	(879)	—
Accrued interest	10	1	1	—	12
Short-term debt	—	—	47	—	47
Long-term debt – current portion	—	1	9	—	10
Liabilities held for sale – current	—	—	40	—	40

Total current liabilities	595	641	889	(879)	1,246

Long-term debt, net of current portion	1,928	20	45	—	1,993
Due to affiliates	—	—	25	(25)	—
Pension plan liability	—	53	93	—	146
Other employee benefits liability	—	269	24	—	293
Commitments and contingencies	—	—	—	—	—
Liabilities held for sale – non-current	—	—	8	—	8
Other liabilities	—	154	7	—	161
Minority interest	—	—	37	—	37
STOCKHOLDERS’ EQUITY				—
Successor preferred stock	—	—	—	—	—
Successor common stock	1	—	—	—	1
Additional paid in capital	3,784	5,759	1,275	(7,034)	3,784
Retained earnings (accumulated deficit)	31	109	103	(212)	31
Accumulated other comprehensive earnings	173	—	—		173
Cost of common stock in treasury	(1)	—	—		(1)

Total stockholders’ equity	3,988	5,868	1,378	(7,246)	3,988

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,511	$7,005	$2,506	$(8,150)	$7,872

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SUCCESSOR TWELVE MONTHS ENDED DECEMBER 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$—	$328	$(135)	$—	$193

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	(74)	(218)	(142)	—	(434)
Proceeds from the sale of assets or affiliates	24	(3)	251	—	272

Net cash flow provided by (used for) investing activities	(50)	(221)	109	—	(162)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES

Proceeds from long-term debt	—	—	12	—	12
Payments on long-term debt	—	—	(9)	—	(9)
Payments of note payable to 524(g) Trust	—	—	—	—	—
Payments on revolving credit facility	1,135	—	—	—	1,135
Proceeds from revolving credit facility	(955)	—	—	—	(955)
Net increase (decrease) in short-term debt	—	—	(16)	—	(16)

Purchases of treasury stock	(100)	—	—	—	(100)
Parent loans and advances	133	(133)	—	—	—

Net cash flow provided by (used for) financing activities	213	(133)	(13)	—	67

Effect of exchange rate changes on cash	—	—	3	—	3

NET DECREASE IN CASH AND CASH EQUIVALENTS	163	(26)	(36)	—	101
Cash and cash equivalents at beginning of period	—	40	95	—	135

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$163	$14	$59	$—	$236

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

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

28.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PREDECESSOR TEN MONTHS ENDED OCTOBER 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$—	$(2,044)	$141	$—	$(1,903)

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	—	(218)	(66)	—	(284)
Investment in subsidiaries and affiliates, net of cash acquired	—		(47)	—	(47)
Proceeds from the sale of assets or affiliates	—	82	—	—	82

Net cash flow provided by (used for) investing activities	—	(136)	(113)	—	(249)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Payment of equity commitment fees	(115)	—	—	—	(115)
Proceeds from long-term debt	—	—	21	—	21
Payments on long-term debt	—	—	(13)	—	(13)
Net increase (decrease) in short-term debt	—	—	3	—	3
Payments to pre-petition lenders	—	(1,461)	—	—	(1,461)
Proceeds from issuance of bonds	1,178	—	—	—	1,178
Proceeds from issuance of new stock	2,187	—	—	—	2,187
Debt issuance costs	(10)	—	—	—	(10)
Parent loans and advances	(3,240)	3,240	—	—	—
Other	—	2	—	—	2

Net cash flow provided by (used for) financing activities	—	1,781	11	—	1,792

Effect of exchange rate changes on cash	—	—	6	—	6

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(399)	45	—	(354)
Cash and cash equivalents at beginning of period	—	1,377	182	—	1,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$978	$227	$—	$1,205

INDEX TO FINANCIAL STATEMENT SCHEDULE

Number	Description	Page
II	Valuation and Qualifying Accounts and Reserves – for the years ended December 31, 2008 and 2007, the two months ended December 31, 2006, and the ten months ended October 31, 2006	159

	Ratio of Earnings to Fixed Charges	160

OWENS CORNING AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007, THE TWO MONTHS ENDED DECEMBER 31, 2006 AND THE TEN MONTHS ENDED OCTOBER 31, 2006

	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Acquisitions and Divestitures		Balance at End of Period
	(in millions)
Successor:
FOR THE YEAR ENDED DECEMBER 31, 2008:
Allowance for doubtful accounts	$23	$5		$(2)	$(5	)(a)	$—		$21
Tax valuation allowance	$125	$916		$91	$—		$(19)		$1,113
Successor:
FOR THE YEAR ENDED DECEMBER 31, 2007:
Allowance for doubtful accounts	$26	$7		$(4)	$(14	)(a)	$8	(c)	$23
Tax valuation allowance	$146	$8		$(59)	$—		$30		$125
Successor:
FOR THE TWO MONTHS ENDED DECEMBER 31, 2006:
Allowance for doubtful accounts	$19	$2		$8	$(3	)(a)	$—		$26
Tax valuation allowance	$146	$—		$—	$—		$—		$146
Predecessor:
FOR THE TEN MONTHS ENDED OCTOBER 31, 2006:
Allowance for doubtful accounts	$18	$4		$1	$(4	)(a)	$—		$19
Tax valuation allowance	$2,388	$(2,242	)(b)	$—	$—		$—		$146

Notes:

(a)	Uncollectible accounts written off, net of recoveries.
(b)	This decrease relates primarily to the $2,299 million elimination of the asbestos valuation allowance.
(c)	Includes $1 million reduction related to the Siding Solutions divestiture and $9 million related to the Acquisition.

OWENS CORNING AND SUBSIDIARIES

RATIO OF EARNINGS TO FIXED CHARGES

The following table sets forth our ratio of earnings to fixed charges for the periods indicated (in millions).

	Successor		Predecessor
	For the Twelve Months Ended December 31, 2008	For the Twelve Months Ended December 31, 2007	For the Two Months Ended December 31, 2006	For the Ten Months Ended December 31, 2006	For the Twelve Months Ended December 31, 2005	For the Twelve Months Ended December 31 2004

Earnings:
Earnings (loss) from continuing operations before taxes	$80	$23	$(73)	$8,993	$(4,541)	$378
Fixed charges (see below)	149	177	39	277	775	35
Amortization of capitalized interest	2	1	—	5	7	8
Capitalized interest	(9)	(11)	(2)	—	—	2
Minority interest in pre-tax income of subsidiaries that have not incurred fixed charges	—	—	—	—	—	—

Earnings, as adjusted	$222	$190	$(36)	$9,275	$(3,759)	$423

Fixed Charges:
Portion of rents representative of interest expense (33%)	$31	$32	$5	$22	$27	$27
Interest on indebtedness, including amortization of deferred loan costs	109	134	32	255	748	10
Capitalized interest	9	11	2	—	—	(2)

Total fixed charges	$149	$177	$39	$277	$775	$35

Ratio of earnings to fixed charges	1.5	1.1	N/A	33.5	N/A	12.1

Due to the losses incurred for adjustments due to bankruptcy proceedings, we would have had to generate additional earnings of $75 million in the two months ended December 31, 2006 and $4.534 billion in the twelve months ended December 31, 2005 in order to achieve a coverage ratio of 1:1.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-in-Possession (as Modified) (incorporated by reference to Exhibit 2.1 of Owens Corning Sales, LLC’s Current Report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.2	Bankruptcy Court Order Confirming the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.1 of Owens Corning Sales, LLC’s Current Report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.3	Bankruptcy Court Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.2 of Owens Corning Sales, LLC’s Current Report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.4	District Court Order Affirming the Bankruptcy Court’s Order Confirming the Sixth Amended Joint Plan of Reorganization (as Modified) and Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.3 of Owens Corning Sales, LLC’s Current Report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.5	Purchase Agreement, dated as of July 26, 2007, by and between Owens Corning, Société de Participations Financières et Industrielles S.A.S. and certain other parties named therein (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed August 1, 2007).

2.6	Purchase Agreement, dated as of July 17, 2007, among Owens Corning, Owens Corning Holdings Company, CertainTeed Corporation and Saint-Gobain Delaware Corporation (incorporated by reference to Exhibit 2.7 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended September 30, 2007).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.1	Indenture, dated as of October 31, 2006, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.2	First Supplemental Indenture, dated as of April 13, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 13, 2007).

4.3	Second Supplemental Indenture, dated as of December 12, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Owens Corning’s Annual Report on Form 10-K for the year ended December 31, 2007).

4.4	Third Supplemental Indenture, dated as of April 24, 2008, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended June 30, 2008).

4.5	Series A Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.6	Series B Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.4 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.7	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and among Owens Corning, Owens Corning Sales, LLC., J.P. Morgan Securities Inc. and any parties identified on the signature pages of any Joinder Agreements executed pursuant thereto (incorporated by reference to Exhibit 4.1 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.8	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and among Owens Corning, Owens Corning Sales, LLC. and the Owens Corning/Fibreboard Asbestos Personal Injury Trust (incorporated by reference to Exhibit 4.2 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

10.1	Equity Commitment Agreement, dated as of May 10, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and between Owens Corning, Owens Corning Sales, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

10.2	Series A Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

10.3	Series B Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.4 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

10.4	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and among Owens Corning, Owens Corning Sales, LLC., J.P. Morgan Securities Inc. and any parties identified on the signature pages of any Joinder Agreements executed pursuant thereto (incorporated by reference to Exhibit 4.1 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

10.5	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and among Owens Corning, Owens Corning Sales, LLC. and the Owens Corning/Fibreboard Asbestos Personal Injury Trust (incorporated by reference to Exhibit 4.2 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

10.6	Registration Rights Agreement, dated as of October 31, 2006, by and among Owens Corning, each of the guarantors named therein, Citigroup Global Markets Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.7	Purchase Agreement, dated as of July 26, 2007, by and between Owens Corning, Société de Participations Financières et Industrielles S.A.S. and certain other parties named therein (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed August 1, 2007).

10.8	Purchase Agreement, dated as of July 17, 2007, among Owens Corning, Owens Corning Holdings Company, CertainTeed Corporation and Saint-Gobain Delaware Corporation (incorporated by reference to Exhibit 2.7 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended September 30, 2007).

10.9	Credit Agreement, dated as of October 31, 2006 by and among Owens Corning, the lenders referred to therein, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.10	Joinder Agreement, dated as of April 13, 2007, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 99.1 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 13, 2007).

10.11	First Amendment to Credit Agreement, dated as of August 2, 2007 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed August 15, 2007).

10.12	Joinder Agreement to the Subsidiaries Guaranty, dated as of October 26, 2007, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 4.7 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).

10.13	Joinder Agreement to the Intercompany Subordination Agreement, dated as of October 26, 2007, among the additional parties signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 4.8 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).

10.14	Second Amendment to Credit Agreement, dated as of October 31, 2007 (incorporated by reference to Exhibit 4.9 Owens Corning’s Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).

10.15	Joinder Agreement to the Subsidiaries Guaranty, dated as of April 24, 2008, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to Owens Corning Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended June 30, 2008).

10.16	Joinder Agreement to the Intercompany Subordination Agreement, dated as of April 24, 2008, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 4.3 of Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended June 30, 2008).

10.17	Key Management Severance Agreement with Sheree L. Bargabos (filed herewith).*

10.18	Key Management Severance Agreement with Charles E. Dana (filed herewith).*

10.19	Agreement with Charles E. Dana (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Annual Report on Form 10-K (File No. 1-3660) for the year ended December 31, 2003).*

10.20	Key Management Severance Agreement with David L. Johns (filed herewith).*

10.21	Key Management Severance Agreement with Stephen K. Krull (filed herewith).*

10.22	Key Management Severance Agreement with Duncan Palmer (incorporated by reference to Exhibit 10.22 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).*

10.23	Offer Letter from Owens Corning to Duncan Palmer, dated as of August 15, 2007 (incorporated by reference to Exhibit 10.3 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended September 30, 2007).*

10.24	Amended and restated Key Management Severance Agreement with Michael H. Thaman (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Annual Report on Form 10-K (File No. 1-3660) for the year ended December 31, 2005).*

10.25	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.26	Amended and Restated Owens Corning 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed December 10, 2007).*

10.27	Owens Corning Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2003).*

10.28	Owens Corning Executive Supplemental Benefit Plan, 2009 Restatement (filed herewith).*

10.29	Corporate Incentive Plan Terms Applicable to Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1999).*

10.30	Owens Corning Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2009 (filed herewith).*

10.31	Corporate Incentive Plan Terms Applicable to Key Employees Other Than Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1999).*

10.32	Owens Corning Deferred Compensation Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.5 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2007).*

10.33	First Amendment to the Owens Corning Deferred Compensation Plan, effective as of January 1, 2009 (filed herewith).*

10.34	Standard Retainer/Meeting Fee Arrangement for Non-Employee Directors (incorporated by reference to Exhibit 10.32 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).

14.1	Ethics Policy for Chief Executive and Senior Financial Officers (filed herewith).

21.1	Subsidiaries of Owens Corning (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Form 10-K.

Owens Corning agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of Owens Corning where the total amount of securities authorized under each issue does not exceed ten percent of the total assets of Owens Corning and its subsidiaries on a consolidated basis.