Form 10-Q
period 2009-03-31
Owens Corning
filed 2009-04-30
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Yes ☑            No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☑            No ☐

As of April 15, 2009, 127,899,854 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

(i)

PART I

ITEM  1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2009	2008
NET SALES	$1,074	$1,353
COST OF SALES	916	1,159

Gross margin	158	194
OPERATING EXPENSES
Marketing and administrative expenses	124	142
Science and technology expenses	15	19
Charges related to cost reduction actions	22	2
Employee emergence equity program expense	6	7
Other	9	3

Total operating expenses	176	173

EARNINGS (LOSS) BEFORE INTEREST AND TAXES	(18)	21
Interest expense, net	25	32

LOSS BEFORE TAXES	(43)	(11)
Income tax expense (benefit)	(14)	2

LOSS BEFORE EQUITY IN NET EARNINGS OF AFFILIATES	(29)	(13)
Equity in net earnings of affiliates	1	-

NET LOSS	(28)	(13)
Less: Net earnings attributable to noncontrolling interests	-	-

NET LOSS ATTRIBUTABLE TO OWENS CORNING	$(28)	$(13)

BASIC LOSS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS	$(0.23)	$(0.10)
DILUTED LOSS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS	$(0.23)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES
Basic	124.3	128.8
Diluted	124.3	128.8

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	March 31, 2009	December 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$90	$236
Receivables, less allowances of $21 at March 31, 2009 and $21 at December 31, 2008	673	576
Inventories	928	899
Restricted cash – disputed distribution reserve	31	31
Assets held for sale – current	11	13
Other current assets	95	102

Total current assets	1,828	1,857
Property, plant and equipment, net	2,750	2,819
Goodwill	1,124	1,124
Intangible assets	1,184	1,190
Deferred income taxes	36	42
Assets held for sale – non-current	-	3
Other non-current assets	183	187

TOTAL ASSETS	$7,105	$7,222

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$899	$1,112
Accrued interest	29	9
Short-term debt	18	30
Long-term debt – current portion	14	16
Liabilities held for sale – current	3	8

Total current liabilities	963	1,175
Long-term debt, net of current portion	2,366	2,172
Pension plan liability	297	308
Other employee benefits liability	269	270
Deferred income taxes	390	400
Other liabilities	117	117
Commitments and contingencies (Note 12)
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,832	3,824
Accumulated deficit	(831)	(803)
Accumulated other comprehensive deficit	(238)	(183)
Cost of common stock in treasury (c)	(101)	(101)

Total Owens Corning stockholders’ equity	2,663	2,738
Noncontrolling interest	40	42

Total Equity	2,703	2,780

TOTAL LIABILITIES AND EQUITY	$7,105	$7,222

(a)	10 shares authorized; none issued or outstanding at March 31, 2009 and December 31, 2008
(b)	400 shares authorized; 132.6 issued and 127.9 outstanding at March 31, 2009; 131.7 issued and 127.0 outstanding at December 31, 2008
(c)	4.7 shares at March 31, 2009 and December 31, 2008, respectively

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2009	2008
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net loss	$(28)	$(13)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	84	77
Impairment of long-term assets	2	10
Deferred income taxes	(5)	(10)
Provision for pension and other employee benefits liabilities	6	11
Employee emergence equity program expense	6	7
Stock-based compensation expense	1	5
Payments related to Chapter 11 filings	-	(1)
Increase in receivables	(121)	(65)
Increase in inventories	(34)	(59)
(Increase) decrease in prepaid assets	2	(7)
Decrease in accounts payable and accrued liabilities	(170)	(48)
Pension fund contribution	(12)	(24)
Payments for other employee benefits liabilities	(6)	(8)
Other	(13)	18

Net cash flow used for operating activities	(288)	(107)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(40)	(52)
Proceeds from the sale of assets or affiliates	3	2

Net cash flow used for investing activities	(37)	(50)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	1	12
Payments on long-term debt	(5)	(2)
Proceeds from senior revolving credit facility	226	175
Payments on senior revolving credit facility	(30)	(40)
Net decrease in short-term debt	(11)	(17)

Net cash flow provided by financing activities	181	128

Effect of exchange rate changes on cash	(2)	12
Net decrease in cash and cash equivalents	(146)	(17)
Cash and cash equivalents at beginning of period	236	135

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90	$118

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	GENERAL

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning and its subsidiaries.

The Consolidated Financial Statements included in this Report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair presentation of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. During the three months ended March 31, 2009, the Company recorded an income tax benefit of $7 million related to the fourth quarter of 2008. The effect was not material to the previously issued financial statements. Certain reclassifications have been made to the period presented for 2008 to conform to the classifications used in the period presented for 2009.

2.	SEGMENT INFORMATION

The Company discloses its segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). In the first quarter of 2009, the Company’s Chief Operating Decision Maker (“CODM”) fully implemented the structure of assessing performance and allocating resources based on two operating segments, Composites and Building Materials. Beginning in the second half of 2008, certain organizational structure and other changes were made by the CODM to facilitate managing the business from two operating segments. These changes, which became fully functional in the first quarter 2009, included the hiring of a Building Materials Group President, restructuring the Company’s incentive compensation plan for 2009 and changing the reporting structure of the CODM’s leadership team.

The Company’s two operating segments do not meet the aggregation criteria of FAS 131. Therefore, the Company’s reportable segments are Composites and Building Materials. Accounting policies for the segments are the same as those for the Company.

The Company’s two reportable segments are defined as follows:

Composites – comprised of our Reinforcements and Downstream businesses. Within the Reinforcements business, the Company manufactures, fabricates and sells glass reinforcements in the form of fiber. Within the Downstream business, the Company manufactures and sells glass fiber products in the form of fabrics, mat, veil and other specialized products.

Building Materials – comprised of our Insulation, Roofing, and Other businesses. Within the Insulation business, the Company manufactures and sells fiberglass insulation into residential, commercial and industrial markets for both thermal and acoustical applications. It also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media and foam insulation used in above and below grade construction applications. Within the Roofing business, the Company manufactures and sells residential roofing shingles and oxidized asphalt materials used in residential and commercial construction and specialty applications. Our Other businesses include Masonry Products, which manufactures and sells stone veneer building products and Construction Services, which provides franchise opportunities for the home remodeling and new construction industries.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	SEGMENT INFORMATION (continued)

NET SALES

The following table summarizes our net sales by segment and geographic region for the three months ended March 31, 2009 and 2008 (in millions). External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer. Prior periods have been adjusted to reflect the change to two reportable segments.

	Three Months Ended March 31,
NET SALES	2009	2008
Reportable Segments
Composites	$345	$666
Building Materials	766	729

Total reportable segments	1,111	1,395
Corporate Eliminations	(37)	(42)

Consolidated Net Sales	$1,074	$1,353

External Customer Sales by Geographic Region
United States	$770	$771
Europe	118	299
Asia Pacific	103	164
Other	83	119

NET SALES	$1,074	$1,353

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	SEGMENT INFORMATION (continued)

EARNINGS (LOSS) BEFORE INTEREST AND TAXES

Earnings (loss) before interest and taxes (EBIT) by segment consists of net sales less related costs and expenses and are presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in EBIT for our reportable segments and are included in the Corporate, Other and Eliminations category. Prior periods have been adjusted to reflect the change to two reportable segments. The following table summarizes EBIT by segment for the three months ended March 31, 2009 and 2008 (in millions).

	Three Months Ended March 31,
	2009	2008
EARNINGS (LOSS) BEFORE INTEREST AND TAXES
Reportable Segments
Composites	$(18)	$64
Building Materials	53	(4)

Total reportable segments	$35	$60

Reconciliation to Consolidated Earnings (Loss) Before Interest and Taxes
Net precious metal lease expense	$(1)	$(4)
Charges related to cost reduction actions and related items	(30)	(2)
Acquisition integration and transaction costs	(6)	(12)
Employee emergence equity program expense	(6)	(7)
Asset impairments	-	(10)
Other	(7)	-
General corporate expense	(3)	(4)

CONSOLIDATED EARNINGS (LOSS) BEFORE INTEREST AND TAXES	$(18)	$21

3.	INVENTORIES

Inventories are summarized as follows (in millions):

	March 31, 2009	December 31, 2008
Finished goods	$686	$656
Materials and supplies	242	243

Total inventory	$928	$899

Prior to the first quarter of 2009, the Company valued its inventories in the United States under the last-in, first-out (LIFO) cost method. These inventories represented approximately 50% of the Company’s total inventory balance as of December 31, 2008. As of January 1, 2009, the Company changed its method of accounting for these inventories from the LIFO method to the first-in, first-out (FIFO) method. Use of FIFO provides better comparability to our peers, conforms the Company’s worldwide inventories to a consistent inventory costing method, and provides better matching of the Company’s expenses with its revenues. This change in accounting principle was applied retrospectively to all prior periods presented herein in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.”

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.	INVENTORIES (continued)

The following table summarizes the effect of the accounting change on the Company’s Consolidated Financial Statements (in millions). Changes to other financial statement line items were immaterial.

Statements of Earnings (Loss)	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Computed under Prior Method	Effect of Change	As Reported	Originally Reported	Effect of Change	As Adjusted
Earnings (loss) before interest and taxes	$(19)	$1	$(18)	$19	$2	$21

Net loss attributable to Owens Corning	$(29)	$1	$(28)	$(15)	$2	$(13)

Basic loss per common share attributable to Owens Corning common stockholders	$(0.24)	$0.01	$(0.23)	$(0.12)	$0.02	$(0.10)

Diluted loss per common share attributable to Owens Corning common stockholders	$(0.24)	$0.01	$(0.23)	$(0.12)	$0.02	$(0.10)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of setoff provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. Positions under such provisions are reported on a net basis in the Consolidated Balance Sheets. It is the Company’s policy to offset the fair value amounts recognized for derivative instruments and fair value amounts recognized for cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. As of March 31, 2009, we had $1 million on deposit with one of our counterparties.

Assets and liabilities designated as hedged items are assessed for impairment or for the need to recognize an increased obligation, respectively, according to accounting principles generally accepted in the United States that apply to those assets or liabilities. Such assessments are made after hedge accounting has been applied to the asset or liability and exclude a consideration of (1) any anticipated effects of hedge accounting and (2) the fair value of any related hedging instrument that is recognized as a separate asset or liability. The assessment for an impairment of an asset, however, includes a consideration of the losses that have been deferred in Other comprehensive deficit (“OCI”) as a result of a cash flow hedge of that asset.

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to natural gas price and foreign exchange risk. Cash flow hedges related to foreign exchange risk were immaterial at March 31, 2009 and 2008.

It is the Company’s policy to enter into natural gas hedge instruments that mature within 36 months. The Company’s policy is to hedge up to 80% of its total forecasted natural gas exposures for periods within the next 6 months, and lesser amounts for the remaining periods. The Company records derivative assets in Other current assets in the Consolidated Balance Sheets and records derivative liabilities in Accounts payable and accrued liabilities in the Consolidated Balance Sheets. The fair

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

value of derivative assets designated as hedging instruments under FAS 133 were $1 million and $2 million for March 31, 2009 and December 31, 2008, respectively. The fair value of derivative liabilities designated as hedging instruments under Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives” (“FAS 133”) were $23 million at March 31, 2009 and $21 million at December 31, 2008. Changes in the fair value of derivative assets and liabilities are shown as Other on the Consolidated Statements of Cash Flows.

The Company performs an analysis for effectiveness of its derivative financial instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI. Any portion of the change in fair value of the derivative that is determined to be ineffective is recorded as Other in the Consolidated Statements of Earnings (Loss). The ineffective portion of changes in the fair value of cash flow hedges recognized was less than $1 million for the quarter ended March 31, 2009 and 2008. The Company records gains and losses related to derivatives that no longer meet the requirements of FAS 133 to Other in the Consolidated Statements of Earnings (Loss).

As of March 31, 2009, the Company had recorded $23 million of losses to accumulated OCI, compared to $22 million of losses at December 31, 2008 for derivatives designated as hedging instruments. As of March 31, 2009, $18 million of losses included in accumulated OCI in the Consolidated Balance Sheet relate to contracts that will impact earnings during the next twelve months. Transactions and events that are expected to occur over the next twelve months that will necessitate recognizing these deferred losses include the recognition of the hedged item through earnings. Losses reclassified from accumulated OCI into income are recorded to Cost of sales. In the first quarter of 2009, the Company recorded $10 million of such losses to Cost of sales, compared to $2 million in the first quarter of 2008.

Fair Value Hedges

The Company uses forward currency exchange contracts, which qualify as fair value hedges, to manage existing exposures to foreign exchange risk related to assets and liabilities recorded in the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in Other on the Consolidated Statements of Earnings (Loss), the effect of which was not material in any period presented. The fair value of these instruments, which are recorded as Other current assets in the Consolidated Balance Sheets, was not material for any dates presented.

Other Derivatives

The Company has entered into several energy supply contracts to fix energy costs at certain facilities. Prior to the first quarter of 2009, none of these contracts were required to be accounted for as derivatives because they met the criteria of the normal purchase scope exception as defined by FAS 133. As a result of first quarter 2009 capacity curtailments taken at certain facilities, the normal purchase scope exception is no longer met for one of these supply contracts. The contract is now required to be marked to market each quarter. As of March 31, 2009, a loss of $6 million was recorded in the Other line on the Consolidated Statements of Earnings (Loss). Going forward, the impact of this contract could be positive, neutral or negative in any period depending on market fluctuations.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

	March 31, 2009
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$168	$(22)	$146
Technology	20	203	(30)	173
Franchise and other agreements	15	33	(5)	28
Indefinite-lived intangible assets:
Trademarks		837	-	837

Total intangible assets		$1,241	$(57)	$1,184

Goodwill		$1,124

	December 31, 2008
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$168	$(19)	$149
Technology	20	203	(28)	175
Franchise and other agreements	15	33	(5)	28
Indefinite-lived intangible assets:
Trademarks		838	-	838

Total intangible assets		$1,242	$(52)	$1,190

Goodwill		$1,124

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $21 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.

Goodwill

The Company has elected the fourth quarter to perform its annual testing for goodwill and indefinite-lived intangible asset impairment. The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as required in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” No testing was deemed necessary in the first quarter of 2009.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	March 31, 2009	December 31, 2008
Land	$209	$210
Buildings and leasehold improvements	592	581
Machinery and equipment	2,317	2,305
Construction in progress	236	272

	3,354	3,368
Accumulated depreciation	(604)	(549)

Property, plant and equipment, net	$2,750	$2,819

In the first quarter of 2008, the Company recorded an impairment loss of $10 million as a corporate charge to Cost of sales on the Consolidated Statements of Earnings (Loss) to write the property, plant and equipment of the facilities in Battice, Belgium and Birkeland, Norway down to fair value less costs to sell. Depreciation of plant and equipment related to manufacturing facilities is recorded to Cost of sales on the Consolidated Statements of Earnings (Loss).

7.	ASSETS AND LIABILITIES HELD FOR SALE

During 2008, the Company committed to plans to sell the assets and liabilities of certain facilities as a result of the integration of the 2007 acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses (the “2007 Acquisition”). At March 31, 2009, assets and liabilities held for sale at these facilities are $11 million and $3 million, respectively.

As of March 31, 2009 and December 31, 2008 the assets and liabilities held for sale consist of the following (in millions):

	March 31, 2009	December 31, 2008
Current assets
Receivables, less allowances	$5	$5
Inventories	6	8

Total current assets	11	13
Property, plant and equipment, net	-	3

Total assets	$11	$16

Accounts payable and accrued liabilities	$3	$8

Total current liabilities	3	8

Total liabilities	$3	$8

8.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities is as follows (in millions):

Three Months Ended March 31, 2009
Beginning balance	$37
Amounts accrued for current year	4
Settlements of warranty claims	(3)

Ending balance	$38

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.	COST REDUCTION ACTIONS

2009 Cost Reduction Actions

As a result of evaluating market conditions, the Company took actions in the first quarter of 2009 to curtail production and reduce operating costs. During the three months ended March 31, 2009 the Company recorded $30 million in charges related to these cost reduction actions and related items, and anticipates incurring an additional $16 million of charges throughout the remainder of 2009. Of the $30 million in charges, $22 million is related to Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” severance and is presented on the Charges related to cost reduction actions line on the Consolidated Statements of Earnings (Loss). Payments related to these activities will continue into 2010.

Corporate

In the first quarter of 2009, the Company’s actions resulted in $4 million in charges related to cost reduction actions and related items, comprised of $2 million in severance costs due to workforce reductions for corporate employees and equity awards costs for all employees terminated as part of the actions and $2 million of other charges related to an impairment of an asset.

Composites

In the first quarter of 2009, the Company’s actions resulted in $18 million in charges related to cost reduction actions and related items, comprised of $12 million in severance costs due to workforce reduction and production curtailment and $6 million of other charges. The $6 million of other charges consists of $5 million in accelerated depreciation related to production curtailments and $1 million related to other costs.

Building Materials

In the first quarter of 2009, the Company’s actions resulted in $8 million in charges related to cost reduction actions for severance due to work force reduction and production curtailment.

The following table summarizes the status of the unpaid liabilities from the Company’s 2009 cost reduction actions (in millions):

	Beginning Balance December 31, 2008	Costs Incurred	Payments	Ending Balance March 31, 2009	Cumulative Charges Incurred
Severance	$–	$22	$(1)	$21	$22

Total	$–	$22	$(1)	$21	$22

2007 Cost Reduction Actions

As of March 31, 2009, $4 million of charges related to the 2007 cost reduction actions is included in accrued liabilities. This balance relates to severance costs that were incurred but have not yet been paid.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	DEBT

Details of the Company’s outstanding long-term debt at March 31, 2009 and December 31, 2008 are as follows (in millions):

	March 31, 2009	December 31, 2008
6.50% Senior Notes, net of discount, due 2016	$649	$648
7.00% Senior Notes, net of discount, due 2036	539	539
Senior term loan facility, maturing in 2011	600	600
Senior revolving credit facility, maturing in 2011	516	320
Various capital leases, due through and beyond 2050	46	47
Various floating rate debt, maturing through 2027	25	29
Other fixed rate debt, with maturities up to 2022, at rates up to 11%	5	5

Total long-term debt	2,380	2,188
Less – current portion	14	16

Long-term debt, net of current portion	$2,366	$2,172

Senior Notes

We issued $1.2 billion of senior notes (collectively, the “Senior Notes”) on October 31, 2006. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.

The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future unsecured senior indebtedness of the Company. The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was well within compliance with these covenants as of March 31, 2009. The Senior Notes rank senior in right of payment to any subordinated indebtedness of the Company and are effectively subordinated to the Company’s secured indebtedness, to the extent of the value of the collateral securing such indebtedness.

Senior Credit Facilities

On October 31, 2006, the Company entered into a credit agreement (the “Credit Agreement”) with Citibank, N.A., as administrative agent and various lenders, which are parties thereto. The Credit Agreement created two credit facilities (the “Senior Credit Facilities”), consisting of:

•	a $1.0 billion multi-currency senior revolving credit facility; and
•	a $600 million delayed-draw senior term loan facility

The Senior Credit Facilities each have a five-year maturity. Proceeds from the senior revolving credit facility are available for general working capital needs and for other general corporate purposes. The senior revolving credit facility is comprised of a United States facility, a Canadian facility and a European facility. The Credit Agreement allows the Company to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate or LIBOR plus a spread, at the Company’s discretion.

The Company had $56 million and $65 million of letters of credit outstanding under the senior revolving credit facility at March 31, 2009 and December 31, 2008, respectively. The Credit Agreement contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that are usual and customary for a senior unsecured credit agreement. The Company was well within compliance with these covenants as of March 31, 2009.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	DEBT (continued)

Short-Term Debt

At March 31, 2009, and December 31, 2008, short-term borrowings were $18 million and $30 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities maintained by the Company and certain of its United States and non-United States subsidiaries. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 5.9% and 5.5% at March 31, 2009 and December 31, 2008, respectively.

11.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

The following tables provide information regarding pension expense recognized during the year (in millions):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$4	$1	$5	$5	$2	$7
Interest cost	15	5	20	15	7	22
Expected return on plan assets	(17)	(4)	(21)	(18)	(8)	(26)

Net periodic pension cost	$2	$2	$4	$2	$1	$3

The Company expects to contribute approximately $47 million in cash to the United States pension plans and approximately $15 million to non-United States plans during 2009. The Company made cash contributions of approximately $12 million to the plans during the three months ended March 31, 2009.

Postemployment and Postretirement Benefits Other than Pension Plans

The Company maintains healthcare and life insurance benefit plans for certain retired employees and their dependents. The health care plans in the United States are non-funded and pay either (1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or (2) fixed amounts of medical expense reimbursement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended March 31,
	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$1	$1
Interest cost	5	4
Amortization of actuarial (gain)/loss	(1)	-

Net periodic benefit cost	$5	$5

12.	CONTINGENT LIABILITIES AND OTHER MATTERS

Disputed Distribution Reserve

As discussed more fully in Note 18, in connection with the emergence of the Debtors (as defined in Note 18) from Chapter 11 bankruptcy proceedings, the Company established a Disputed Distribution Reserve funded in the initial amount of approximately $85 million for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date (as defined in Note 18). The remaining reserve, in the amount of $31 million, is reflected as Restricted cash on the Consolidated Balance Sheet as of March 31, 2009.

Litigation

On September 1, 2006, various members of the Investment Review Committee of the Predecessor (as defined in Note 18) were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor the Predecessor is named in the lawsuit but such individuals would have a contingent indemnification claim against the Predecessor. The suit, brought by former employees of the Predecessor, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in a Predecessor company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the defendants’ Motion for Summary Judgment. On April 15, 2008, the defendants filed a Motion for Reconsideration. On December 24, 2008, the court granted the defendants’ Motion for Reconsideration and dismissed the action. On January 9, 2009, the plaintiffs filed a Motion to Amend Judgment. On February 6, 2009, the defendants filed an Opposition to Plaintiff’s Motion to Amend Opinion and Order of Judgment.

Environmental Matters

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At March 31, 2009, we had environmental remediation liabilities as a PRP at 39 sites. Our environmental liabilities at 20 of these sites will be paid out of the Disputed Distribution Reserve (as defined in Note 18). At the other 19 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2009, our reserve for such liabilities was $8 million, of which $3 million is recorded in the Disputed Distribution Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	STOCK COMPENSATION

2006 Stock Plan

In December 2007, the stockholders approved the Owens Corning 2006 Stock Plan, as amended and restated (the “2006 Stock Plan”). The 2006 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At March 31, 2009, the maximum number of shares remaining available under the 2006 Stock Plan for all stock awards was 3,833,083.

Stock Options

The Company has granted stock options under its employee emergence equity program, its officer appointment programs and its long-term incentive plans (“LTIP”). The Company calculated a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over the vesting period. In general, the exercise price of each option awarded under the 2006 Stock Plan was equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is 10 years. The volatility assumption was based on a benchmark study of our peers.

Shares issued from the exercise of options will be recorded in the common stock accounts at the option price. The number of awards and vesting periods of such awards are determined at the discretion of the Compensation Committee of the Board of Directors (the “Committee”).

In the first quarter of 2009, 907,300 stock options were granted with a weighted-average grant date fair value of $5.51. Assumptions used in the Company’s Black Scholes valuation model to estimate the grant date fair value were expected volatility of 37.4%, expected dividends of 0%, expected term of 6.25 years and a risk-free rate of 2.2%.

The following table summarizes our stock option activity during the three months ended March 31, 2009:

	Three Months Ended March 31, 2009
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	2,098,370	$29.90
Granted	907,300	13.64
Exercised	-	-
Forfeited	(1,000)	30.00

Ending Balance	3,004,670	$24.99

The following table summarizes information about options outstanding and exercisable at March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average		Number Exercisable at March 31, 2009	Weighted- Average Exercise Price
		Remaining Contractual Life	Exercise Price

$7.57 – $30.00	3,004,670	8.28	$24.99	-	$-

During the three months ended March 31, 2009 and 2008, the Company recognized expense of $2 million and $1 million, respectively, related to the Company’s stock options, of which $1 million was recorded as Employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). As of March 31, 2009 there was $8 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.28 years. The total aggregate intrinsic value of options outstanding as of both March 31, 2009 and 2008 was less than $1 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	STOCK COMPENSATION (continued)

Restricted Stock Awards and Restricted Stock Units

The Company has granted restricted stock awards and restricted stock units under its employee emergence equity program, Board of Director compensation plan, LTIP and officer appointment program. Compensation expense for restricted stock awards and units is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2013.

A summary of the status of the Company’s plans that had restricted stock issued as of March 31, 2009 and changes during the three months ended March 31, 2009 are presented below. The weighted-average grant-date fair value of the restricted stock granted during the three months ended March 31, 2008 was $19.71.

	Three Months Ended March 31, 2009
	Number of Shares	Weighted- Average Grant- Date Fair Value
Beginning Balance	3,977,382	$27.75
Granted	1,072,520	$13.34
Vested	(500)	$30.00
Forfeited	(10,806)	$24.66

Ending Balance	5,038,596	$24.69

During the three months ended March 31, 2009 and 2008, the Company recognized expense of $8 million and $9 million, respectively, related to the Company’s restricted stock awards, of which $5 million and $6 million, respectively, was recorded as Employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). As of March 31, 2009 there was $35 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 1.47 years. The total fair value of shares vested during the three months ended March 31, 2009 and 2008 was less than $1 million in each period.

Performance Stock Awards and Performance Stock Units

The Company has granted performance stock awards and performance stock units as a part of its LTIP, of which 50 percent will be settled in stock and 50 percent will be settled in cash. The amount of the performance stock ultimately distributed is contingent on meeting various company or shareholder return goals.

Compensation expense for performance stock settled in stock is measured based on the grant date fair value and is recognized on a straight-line basis over the vesting period. Compensation expense for performance stock settled in cash is measured based on the fair value at the end of each quarter and is recognized on a straight-line basis over the vesting period. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement, change in control or involuntary termination, and pro-rated awards earned will be paid at the end of the three-year period.

2009 Grant

In the first quarter of 2009, the Company granted performance stock. This grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the same three-year period. The amount of performance stock earned will vary from 0% to 200% of performance stock awarded depending on the relative stockholder return performance. The portion of the performance stock settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	STOCK COMPENSATION (continued)

The Company estimated the fair value of the performance stock granted using a Monte Carlo simulation that uses various assumptions that include expected volatility of 51.6%, a risk free rate of 1.2% and an expected term of 2.9 years. Expected volatility was based on a benchmark study of our peers. The risk-free rate was based on zero coupon United States Treasury bills at the time of grant. The expected term represents the period from the grant date to the end of the three-year performance period.

2008 Grant

In the first quarter of 2008, the Company granted performance stock. This grant vests after a three-year period based on meeting various company-wide performance goals. The amount of performance stock earned will vary from 0% to 200% of performance stock awarded depending on performance versus company-wide performance goals.

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

A summary of the status of the Company’s plans that had performance stock issued as of March 31, 2009, and changes during the three months ended March 31, 2009, are presented below.

	Three Months Ended March 31, 2009
	Number of Shares	Weighted- Average Grant-Date Fair Value
Beginning Balance	688,864	$22.42
Granted	499,000	$12.52
Vested	-	$-
Forfeited	(4,179)	$16.48

Ending Balance	1,183,685	$14.29

During the three months ended March 31, 2009 and 2008, the Company recognized income of $4 million and expense of $2 million, respectively, related to the Company’s performance stock. As of March 31, 2009, there was $9 million of total unrecognized compensation cost related to performance stock. That cost is expected to be recognized over a weighted-average period of 2.28 years.

Stock Appreciation Rights (SARs)

SARs represent the opportunity to receive stock or cash or a combination thereof granted by the Committee. The SAR can be issued in tandem with Incentive Stock Option or free-standing. If the SAR is issued in tandem, then the base price shall be the purchase price per share of Common Stock of the related option. If the SAR is issued free-standing, then the base price shall be determined by the Committee. As of March 31, 2009 no SARs have been granted.

Bonus Stock Awards

Bonus stock is a reward granted by the Committee that is not subject to performance measures or restriction periods. The stock is issued at the fair value of the Company’s common stock on the grant date. During the first quarter of 2008, the Company granted bonus stock awards resulting in expense of less than $1 million. No bonus stock awards were granted during the three month period ended March 31, 2009.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at our discretion. During the three months ended March 31, 2009, no such repurchases were made. As of March 31, 2009, there were approximately 1.9 million shares remaining available for repurchase under the share buy-back program.

For the three months ended March 31, 2009, the number of shares used in the calculation of diluted earnings per share did not include 1.0 million of non-vested restricted shares, 3.0 million common equivalent shares of deferred awards, 17.5 million common equivalent shares from Series A Warrants and 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For the three months ended March 31, 2008, the number of shares used in the calculation of diluted earnings per share did not include 0.7 million of non-vested restricted shares, 2.1 million common equivalent shares of deferred awards, 17.5 million common equivalent shares from Series A Warrants and 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

15.	COMPREHENSIVE EARNINGS (DEFICIT)

The following table presents comprehensive earnings (deficit) for the periods indicated (in millions):

	Three Months Ended March 31,
	2009	2008
Net loss	$(28)	$(13)
Currency translation adjustment	(55)	44
Deferred income (loss) on hedging	(1)	7

Comprehensive earnings (deficit)	$(84)	$38
Less: Comprehensive earnings attributable to noncontrolling interests	(1)	(1)

Comprehensive earnings (deficit) attributable to Owens Corning	$(83)	$39

16.	FAIR VALUE MEASUREMENT

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement became effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. On February 12, 2008 the FASB issued FASB Staff Position (FSP) FAS 157-2 which permitted a delay in the effective date of FAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a recurring basis as of January 1, 2008. The Company adopted this statement for nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis as of January 1, 2009. The effect of the adoption of this statement was not material, resulting only in additional disclosures.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

16.	FAIR VALUE MEASUREMENT (continued)

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

Items Measured at Fair Value on a Recurring Basis

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of March 31, 2009 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$58	$58	$-	$-
Derivative assets	1	-	1	-

Total assets	$59	$58	$1	$-

Liabilities:
Derivative liabilities	$(28)	$-	$(22)	$(6)

Total liabilities	$(28)	$-	$(22)	$(6)

Cash equivalents, by their nature, utilize Level 1 inputs in determining fair value. The Company measures the value of its natural gas hedge contracts and foreign currency forward contracts using Level 2 inputs as defined by FAS 157. The fair value of the Company’s natural gas hedges is determined by a mark to market valuation based on forward curves using observable market prices and the fair value of its foreign currency forward contracts is determined using observable market transactions in over-the-counter markets. A significant portion of the value of the Company’s energy supply derivative contract uses Level 3 inputs as defined by FAS 157. The fair value of the Company’s energy supply derivative contract is determined by a mark to market valuation based on forward curves and on broker quotes.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
Beginning balance	$-
Total losses included in net loss attributable to Owens Corning	(6)

Ending Balance	$(6)

Losses are included in the Other line on the Consolidated Statements of Earnings (Loss).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	INCOME TAXES

Income tax benefit for the three months ended March 31, 2009 was $14 million. Excluding charges related to valuation allowances in the United States and foreign locations of approximately $6 million, our effective tax rate would have provided a 47% benefit. The difference between this effective rate and the federal statutory tax rate of 35% was primarily attributable to various tax planning initiatives implemented in 2007 and 2008, which have significantly reduced our cash taxes and tax provision related to our international operations.

18.	EMERGENCE FROM CHAPTER 11 PROCEEDINGS

Owens Corning (formerly known as Owens Corning (Reorganized) Inc.) was initially formed on July 21, 2006 as a wholly-owned subsidiary of Owens Corning Sales, LLC (formerly known as Owens Corning (the “Predecessor”) and did not conduct significant operations prior to October 31, 2006 (the “Effective Date”), when the Predecessor and 17 of its subsidiaries (collectively with the Predecessor, the “Debtors”) emerged from Chapter 11 bankruptcy proceedings. The Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code to address the growing demands on cash flow resulting from the multi-billion dollars of asbestos personal injury claims that had been asserted against the Predecessor and Fibreboard Corporation (“Fibreboard”). Under the terms of the plan of reorganization confirmed in the bankruptcy proceedings (the “Plan”), all asbestos claims against the Predecessor or Fibreboard either (i) have been resolved, or (ii) are barred pursuant to the Plan and Confirmation Order. Accordingly, the Company has no further asbestos liabilities.

Pursuant to the terms of the Plan, the Company is obligated to make certain additional payments to certain creditors. The Company had reserved approximately $31 million as of March 31, 2009 to pay remaining claims in the bankruptcy (the “Disputed Distribution Reserve”). The Disputed Distribution Reserve is reflected as Restricted cash on the Consolidated Balance Sheet.

19.	ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires expanded disclosures concerning derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. The Company’s adoption of this statement on January 1, 2009 resulted in additional disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB 51.” This statement requires minority interests be reported as equity on the balance sheet, changes the reporting of net earnings to include both the amounts attributable to the affiliate’s parent and the noncontrolling interest and clarifies the accounting for changes in a parent’s interest in an affiliate. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, including interim periods within that fiscal year. The provisions of this statement are to be applied prospectively, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented. The Company adopted this statement for noncontrolling interests in consolidated financial statements as of January 1, 2009. The effect of the adoption of this statement was not material.

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

effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. This statement amends FAS 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. The adoption of the statement on January 1, 2009 had had no impact on the Company’s Consolidated Financial Statements. The Company will apply the provisions of this statement to its accounting for subsequent business combinations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement became effective for financial statements issued for years beginning after November 15, 2007 and interim periods within that year. On February 12, 2008 the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of FAS 157 to years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of FAS 157. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this statement in each period did not have a material impact on its Consolidated Financial Statements.

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Guarantor and Nonguarantor Financial Statements

As described in Note 10, Owens Corning issued $1.2 billion aggregate principal amount of Senior Notes. The Senior Notes and the Senior Credit Facilities are guaranteed, fully, unconditionally and jointly and severally, by each of Owens Corning’s current and future 100% owned material domestic subsidiaries that are a borrower or a guarantor under Owens Corning’s Credit Facilities, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Credit Facilities (collectively, the “Nonguarantor Subsidiaries”).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$779	$347	$(52)	$1,074
COST OF SALES	(2)	669	301	(52)	916

Gross margin	2	110	46	-	158

OPERATING EXPENSES
Marketing and administrative expenses	15	74	35	-	124
Science and technology expenses	-	11	4	-	15
Charges related to cost reduction actions	1	14	7	-	22
Employee emergence equity program expense	-	5	1	-	6
Other	(18)	19	8	-	9

Total operating expenses	(2)	123	55	-	176

EARNINGS (LOSS) BEFORE INTEREST AND TAXES	4	(13)	(9)	-	(18)
Interest expense, net	25	(1)	1	-	25

LOSS BEFORE TAXES	(21)	(12)	(10)	-	(43)
Income tax expense (benefit)	-	(5)	(9)	-	(14)

LOSS BEFORE EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(21)	(7)	(1)	-	(29)
Equity in net earnings (loss) of affiliates	(7)	-	1	7	1

NET EARNINGS (LOSS)	(28)	(7)	-	7	(28)
Less: Net earnings attributable to the noncontrolling interest	-	-	-	-	-

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(28)	$(7)	$-	$7	$(28)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$773	$645	$(65)	$1,353
COST OF SALES	(14)	698	540	(65)	1,159

Gross margin	14	75	105	-	194

OPERATING EXPENSES
Marketing and administrative expenses	24	74	44	-	142
Science and technology expenses	-	12	7	-	19
Charges related to cost reduction actions	-	2	-	-	2
Employee emergence equity program expense	-	5	2	-	7
Other	(27)	21	9	-	3

Total operating expenses	(3)	114	62	-	173

EARNINGS (LOSS) BEFORE INTEREST AND TAXES	17	(39)	43	-	21
Interest expense, net	31	(1)	2	-	32

EARNINGS (LOSS) BEFORE TAXES	(14)	(38)	41	-	(11)
Income tax expense	(3)	(4)	9	-	2

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(11)	(34)	32	-	(13)
Equity in net earnings (loss) of affiliates	(2)	32	-	(30)	-

NET EARNINGS (LOSS)	(13)	(2)	32	(30)	(13)
Less: Net earnings attributable to the noncontrolling interest	-	-	-	-	-

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(13)	$(2)	$32	$(30)	$(13)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2009

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$56	$-	$34	$-	$90
Receivables, net	-	388	285	-	673
Due from affiliates	765	690	114	(1,569)	-
Inventories	-	561	367	-	928
Restricted cash – disputed distribution reserve	-	31	-	-	31
Assets held for sale – current	-	-	11	-	11
Other current assets	3	19	73	-	95

Total current assets	824	1,689	884	(1,569)	1,828
Investment in subsidiaries	4,939	1,324	-	(6,263)	-
Property, plant and equipment, net	466	1,258	1,026	-	2,750
Goodwill	-	1,095	29	-	1,124
Intangible assets	-	1,071	531	(418)	1,184
Deferred income taxes	-	92	(56)	-	36
Other non-current assets	21	76	86	-	183

TOTAL ASSETS	$6,250	$6,605	$2,500	$(8,250)	$7,105

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$(6)	$497	$408	$-	$899
Due to affiliates	912	190	467	(1,569)	-
Accrued interest	28	-	1	-	29
Short-term debt	-	-	18	-	18
Long-term debt – current portion	-	2	12	-	14
Liabilities held for sale – current	-	-	3	-	3

Total current liabilities	934	689	909	(1,569)	963
Long-term debt, net of current portion	2,238	33	95	-	2,366
Pension plan liability	-	210	87	-	297
Other employee benefits liability	-	252	17	-	269
Deferred income taxes	-	390	-	-	390
Other liabilities	415	92	28	(418)	117
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,832	5,538	1,008	(6,546)	3,832
Accumulated earnings (deficit)	(831)	(599)	316	283	(831)
Accumulated other comprehensive deficit	(238)	-	-	-	(238)
Cost of common stock in treasury	(101)	-	-	-	(101)

Total Owens Corning stockholders’ equity	2,663	4,939	1,324	(6,263)	2,663
Noncontrolling interest	-	-	40	-	40

Total equity	2,663	4,939	1,364	(6,263)	2,703

TOTAL LIABILITIES AND EQUITY	$6,250	$6,605	$2,500	$(8,250)	$7,105

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2008

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$163	$14	$59	$-	$236
Receivables, net	-	239	337	-	576
Due from affiliates	662	671	135	(1,468)	-
Inventories	-	546	353	-	899
Restricted cash – disputed distribution reserve	-	31	-	-	31
Assets held for sale – current	-	-	13	-	13
Other current assets	3	22	77	-	102

Total current assets	828	1,523	974	(1,468)	1,857
Investment in subsidiaries	4,975	1,383	-	(6,358)	-
Property, plant and equipment, net	456	1,279	1,084	-	2,819
Goodwill	-	1,094	30	-	1,124
Intangible assets	-	1,076	543	(429)	1,190
Deferred income taxes	-	110	(68)	-	42
Assets held for sale – non-current	-	3	-	-	3
Other non-current assets	23	74	90	-	187

TOTAL ASSETS	$6,282	$6,542	$2,653	$(8,255)	$7,222

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$101	$498	$513	$-	$1,112
Due from affiliates	898	78	492	(1,468)	-
Accrued interest	9	-	-	-	9
Short-term debt	-	-	30	-	30
Long-term debt – current portion	-	3	13	-	16
Liabilities held for sale – current	-	-	8	-	8

Total current liabilities	1,008	579	1,056	(1,468)	1,175
Long-term debt, net of current portion	2,108	33	31	-	2,172
Pension plan liability	-	212	96	-	308
Other employee benefits liability	-	252	18	-	270
Deferred income taxes	-	400	-	-	400
Other liabilities	428	91	27	(429)	117
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,824	5,567	1,067	(6,634)	3,824
Accumulated earnings (deficit)	(803)	(592)	316	276	(803)
Accumulated other comprehensive deficit	(183)	-	-	-	(183)
Cost of common stock in treasury	(101)	-	-	-	(101)

Total Owens Corning stockholders’ equity	2,738	4,975	1,383	(6,358)	2,738
Noncontrolling interest	-	-	42	-	42

Total equity	2,738	4,975	1,425	(6,358)	2,780

TOTAL LIABILITIES AND EQUITY	$6,282	$6,542	$2,653	$(8,255)	$7,222

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$-	$(229)	$(59)	$-	$(288)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	-	(25)	(15)	-	(40)
Proceeds from the sale of assets or affiliates	-	3	-	-	3

Net cash flow used for investing activities	-	(22)	(15)	-	(37)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from long-term debt	-	-	1	-	1
Payments on long-term debt	-	-	(5)	-	(5)
Proceeds from senior revolving credit facility	160	-	66	-	226
Payments on senior revolving credit facility	(30)	-	-	-	(30)
Net decrease in short-term debt	-	-	(11)	-	(11)
Parent loans and advances	(237)	237	-	-	-

Net cash flow provided by (used for) financing activities	(107)	237	51	-	181

Effect of exchange rate changes on cash	-	-	(2)	-	(2)

Net decrease in cash and cash equivalents	(107)	(14)	(25)	-	(146)
Cash and cash equivalents at beginning of period	163	14	59	-	236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56	$-	$34	$-	$90

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$-	$(96)	$(11)	$-	$(107)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	-	(41)	(11)	-	(52)
Proceeds from the sale of assets or affiliates	-	-	2	-	2

Net cash flow used for investing activities	-	(41)	(9)	-	(50)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from long-term debt	-	-	12	-	12
Payments on long-term debt	-	-	(2)	-	(2)
Proceeds from senior revolving credit facility	175	-	-	-	175
Payments on senior revolving credit facility	(40)	-	-	-	(40)
Net decrease in short-term debt	-	-	(17)	-	(17)
Parent loans and advances	(135)	135	-	-	-

Net cash flow provided by (used for) financing activities	-	135	(7)	-	128

Effect of exchange rate changes on cash	-	-	12		12

Net decrease in cash and cash equivalents	-	(2)	(15)	-	(17)
Cash and cash equivalents at beginning of period	-	36	99	-	135

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$34	$84	$-	$118

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

Headquartered in Toledo, Ohio, Owens Corning is a leading global producer of glass fiber reinforcements and other materials for composites and of residential and commercial building materials. The Company’s business operations fall within two reportable segments, Composites and Building Materials. Composites includes our Reinforcements and Downstream businesses. Building Materials includes our Insulation, Roofing and Other businesses. Through these lines of business, we manufacture and sell products worldwide. We maintain leading market positions in many of our major product categories.

EXECUTIVE OVERVIEW

In the midst of the extended global economic downturn, our businesses faced unprecedented global demand weakness and uncertainty through the first quarter 2009. Despite these conditions, our diversified portfolio of businesses continued to serve us well. We delivered $32 million in Adjusted EBIT (see pages 31-32 below) for further information regarding Adjusted EBIT, including a reconciliation to net loss attributable to Owens Corning.

Our Roofing business had a record quarter of EBIT performance. EBIT improved $116 million compared to the first quarter 2008, primarily the result of improved gross margin. This business has generated average EBIT margins of approximately 15% over the past twelve months due to the selling price discipline and improvements to our cost and mix position that we have achieved.

Prolonged weakness in the United States housing market continued to impact our Insulation business, which lost money this quarter on lower sales volumes and underutilization of our production capacity.

In our Composites segment, the continued global economic slow-down created significant demand weakness that resulted in underutilization of our production capacity. Through the first nine months of 2008, EBIT margins in this business were 10%. EBIT margin declines we began to see in the fourth quarter 2008 continued into the first quarter 2009, and resulted in an EBIT margin of negative 5%.

We are responding to the current environment by resetting our cost structure across the Company. In the second half 2008 and through the first quarter 2009, we took various cost-reduction actions including significant capacity curtailments, extending furnace downtimes for rebuilds, reducing headcount and delaying capital projects. We anticipate that these actions will contribute to cost savings of about $160 million in 2009.

We continue our focus on generating cash and maintaining a strong balance sheet with ample liquidity. At the end of the first quarter 2009, we had $428 million available on our $1 billion senior revolving credit facility. The Company has no significant debt maturities until the fourth quarter 2011.

RECENT DEVELOPMENTS

During 2007 and 2008 we took extensive actions to reduce our production capacity and cost structure. After evaluating market conditions, we took additional actions in the first quarter of 2009 to curtail production and reduce operating costs. During the three months ended March 31, 2009 the Company recorded $30 million in charges related to cost reduction actions and related items, and anticipates incurring an additional $16 million of charges throughout the remainder of 2009. Of the $30 million in charges, $22 million is related to severance and is presented on the charges related to cost reduction actions line on the Consolidated Statements of Earnings (Loss). Payments related to these activities will continue into 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our results of operations for all periods presented have been retrospectively adjusted for our change in the first quarter 2009 from the last-in, first-out method of inventory accounting to the first-in, first-out method. See Note 3 to the Consolidated Financial Statements for additional information regarding this change in accounting principle.

Consolidated Results (in millions)

	Three Months Ended March 31,
	2009	2008
Net sales	$1,074	$1,353
Gross margin	$158	$194
% of net sales	15%	14%
Marketing and administrative	$124	$142
% of net sales	12%	10%
Science and technology	$15	$19
% of net sales	1%	1%
Employee emergence equity program expense	$6	$7
Earnings (loss) before interest and taxes	$(18)	$21
Interest expense, net	$25	$32
Income tax expense (benefit)	$(14)	$2
Net loss attributable to Owens Corning	$(28)	$(13)

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

The decrease in net sales from the first quarter 2008 to the first quarter 2009 was primarily driven by the impact of the weak United States housing market on demand in our Insulation business and the global economic slowdown on demand in our Composites segment. Partially offsetting these declines were significantly increased net sales in our Roofing business.

GROSS MARGIN

The decrease in gross margin from first quarter 2008 to first quarter 2009 is the result of gross margin declines in Composites, partially offset by improvements in Building Materials. The declines in Composites were primarily a result of lower sales volumes, but were also impacted by the May 2008 sale of two composite manufacturing plants in Battice, Belgium and Birkeland, Norway (the “May 2008 Divestiture”). Within Building Materials, gross margins in our Roofing business improved substantially, but were partially offset by gross margin declines in our Insulation business. In our Roofing business, increases in selling prices outpaced inflation in raw materials comparing first quarter 2009 to first quarter 2008. In our Insulation business, the gross margin declines were primarily a result of the lower sales volumes, including the impact of underutilization of our production capacity. As a percentage of sales, gross margins are slightly higher in the first quarter 2009 compared to the first quarter 2008. This is the result of significant improvement in gross margin in our Roofing business, which in turn represented a larger portion of our gross margin in 2009.

Certain items are excluded from management’s internal view of segment performance and, therefore, are excluded from the segment gross margin discussion above. The net effect of these items, which are included in our Corporate, Other and Eliminations category, reduced gross margin by $8 million in the first quarter 2009 and $17 million in the first quarter 2008. Included in the first quarter 2008 amount was an impairment charge of $10 million to write the property, plant and equipment of the May 2008 Divestiture down to estimated fair value less costs to sell. Other items included in these amounts were certain acquisition transaction and integration costs and net precious metal lease expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were lower in the first quarter 2009 compared to the first quarter 2008 due to cost savings from synergies realized from our 2007 Acquisition and our various cost reduction actions taken throughout 2008 and into the first quarter 2009, $5 million less performance-based compensation expense and $5 million less of certain acquisition integration and transaction costs.

SCIENCE AND TECHNOLOGY EXPENSES

The decrease in Science and Technology expenses is primarily the result of cost savings from our various cost reduction actions taken throughout 2008 and into the first quarter 2009.

EMPLOYEE EMERGENCE EQUITY PROGRAM EXPENSE

Our plan of reorganization established a one-time employee emergence equity program. The cost of this program is being amortized over the vesting period of three years beginning in November 2006. Compensation expense related to the employee emergence equity program reduced earnings (loss) before interest and taxes by $6 million in the first quarter 2009, compared to $7 million in the first quarter 2008.

EARNINGS (LOSS) BEFORE INTEREST AND TAXES

In addition to the items noted above, earnings (loss) before interest and taxes were impacted by the following:

•

In the first quarter 2009, we recorded $22 million of charges related to the cost reduction actions on the Consolidated Statements of Earnings (Loss). In the first quarter 2008, we recorded $2 million of such charges.

•

In the first quarter 2009, we incurred a $6 million mark-to-market charge on a derivative contract related to an electricity supply agreement as Other on the Consolidated Statements of Earnings (Loss).

INTEREST EXPENSE, NET

Higher average borrowing levels in the first quarter 2009 compared to the first quarter 2008 were more than offset by lower average variable interest rates, resulting in lower interest expense.

INCOME TAX EXPENSE (BENEFIT)

Income tax benefit for the three months ended March 31, 2009 was $14 million. Excluding charges related to valuation allowances in the United States and foreign locations of approximately $6 million our effective tax rate would have provided a 47% benefit. The difference between this effective rate and the federal statutory tax rate of 35% was primarily attributable to various tax planning initiatives implemented in 2007 and 2008, which have significantly reduced our cash taxes and tax provision related to our international operations.

Adjusted Earnings from Before Interest and Taxes (Adjusted EBIT)

Adjusted EBIT excludes certain items that management does not allocate to our segment results because it believes they are not a result of the Company’s current operations. Additionally, management views net precious metal lease expense as a financing item included in net interest expense rather than as a product cost included in cost of sales. Adjusted EBIT is used internally by the Company for various purposes, including reporting results of operations to the Board of Directors of the Company, analysis of performance and related employee compensation measures. Although management believes that these adjustments result in a measure that provides it a useful representation of our operational performance, the adjusted measure should not be considered in isolation or as a substitute for net earnings as prepared in accordance with accounting principles generally accepted in the United States.

Our results of operations for all periods presented have been retrospectively adjusted for our change in the first quarter 2009 from the last-in, first-out method of inventory accounting to the first-in, first-out method. See Note 3 to the Consolidated Financial Statements for additional information regarding this change in accounting principle.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusting items are shown in the table below (in millions).

	Three Months Ended March 31,
	2009	2008
Net precious metal lease expense	$(1)	$(4)
Charges related to cost reduction actions and related items	(30)	(2)
Acquisition integration and transaction costs	(6)	(12)
Employee emergence equity program expense	(6)	(7)
Asset impairments	-	(10)
Other	(7)	-

Total adjusting items	$(50)	$(35)

The reconciliation of net loss attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions).

	Three Months Ended March 31,
	2009	2008
NET LOSS ATTRIBUTABLE TO OWENS CORNING	$(28)	$(13)
Less: Net earnings attributable to noncontrolling interests	-	-

NET LOSS	(28)	(13)
Equity in net earnings (loss) of affiliates	1	-

LOSS BEFORE EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(29)	(13)
Income tax expense (benefit)	(14)	2

LOSS BEFORE TAXES	(43)	(11)
Interest expense, net	25	32

EARNINGS (LOSS) BEFORE INTEREST AND TAXES	(18)	21
Total adjustments to remove comparability items	(50)	(35)

ADJUSTED EARNINGS BEFORE INTEREST AND TAXES	$32	$56

Segment Results

The Company discloses its segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). In the first quarter of 2009, the Company’s Chief Operating Decision Maker (“CODM”) fully implemented the structure of assessing performance and allocating resources based on two operating segments, Composites and Building Materials. Beginning in the second half of 2008, certain organization structure and other changes were made by the CODM to facilitate managing the business from two operating segments. These changes, which became fully functional in the first quarter 2009, included the hiring of a Building Materials Group President, restructuring the company’s incentive compensation plan for 2009 and changing the reporting structure of the CODM’s leadership team.

Earnings (loss) before interest and taxes (EBIT) by segment consists of net sales less related costs and expenses and are presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in EBIT for our reportable segments and are included in the Corporate, Other and Eliminations category, which is presented following the discussion of our reportable segments.

Our results of operations for all periods presented have been retrospectively adjusted for our change in the first quarter 2009 from the last-in, first-out method of inventory accounting to the first-in, first-out method. See Note 3 to the Consolidated Financial Statements for additional information regarding this change in accounting principle.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below provides a summary of net sales, EBIT, and depreciation and amortization expense for our reportable segments, as well as for our businesses within our Building Materials segment (in millions). Prior periods have been adjusted to reflect the change to two reportable segments.

	Net Sales		EBIT		Depreciation and Amortization
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008	2009	2008
Composites	$345	$666	$(18)	$64	$35	$30
% change from prior year	(48)%	82%			17%	11%
EBIT as a % of net sales			(5)%	10%
% of total reportable segments	31%	48%	(51)%	107%	44%	41%
Building Materials:
Insulation	$282	$373	$(39)	$16	$30	$30
Roofing	457	306	99	(17)	11	10
Other	30	53	(7)	(3)	3	3
Eliminations	(3)	(3)	-	-	n/a	n/a

Total Building Materials	$766	$729	$53	$(4)	$44	$43
% change from prior year	5%	8%			2%	2%
EBIT as a % of net sales			7%	(1)%
% of total reportable segments	69%	52%	151%	(7)%	56%	59%
Corporate, Other and Eliminations	(37)	(42)	(53)	(39)	5	4

Consolidated	$1,074	$1,353	$(18)	$21	$84	$77

Composites

NET SALES

Approximately two-thirds of the decrease in net sales was a result of lower sales volumes. Sales volumes in the first quarter 2009 compared to the first quarter 2008 were down more significantly within the Reinforcements business than in the Downstream business. However, Reinforcements sales volumes improved each month sequentially within the first quarter 2009. The year-over-year volume decrease was the result of the rapid and significant global economic slow-down that began in the fourth quarter 2008, which led to reduced demand for many of our products in both businesses. The remainder of the decrease in net sales was a result of the May 2008 Divestiture and an unfavorable currency impact of $41 million from translating sales denominated in foreign currencies into United States dollars.

EBIT

EBIT significantly declined in the first quarter 2009 compared to the first quarter 2008. Substantially all of the decrease in EBIT was the result of lower sales volumes within the Reinforcements business, including the impact of underutilization of our production capacity. We took aggressive actions in the first quarter 2009 to reduce production to levels consistent with meeting our inventory reduction goal and to reduce costs by shutting down production lines and reducing headcount. Other items impacting EBIT comparability were the inclusion of the EBIT from our May 2008 Divestiture in our first quarter 2008 results and lower marketing and administrative costs in the first quarter 2009 resulting from synergies achieved through the integration of the 2007 Acquisition.

OUTLOOK

We will continue to realize the benefits of additional synergies from the 2007 Acquisition and our various cost reduction actions taken in 2008 and 2009. Based on the first quarter 2009 sales trend within our Reinforcements business, we believe that demand will continue to improve during 2009 but remain below the levels seen in the first three quarters of 2008. Our outlook for the timing of an improvement in market demand and resultant competitive response continues to be uncertain.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Building Materials

NET SALES

The increase in net sales from the first quarter 2008 to the first quarter 2009 was due to higher sales in our Roofing business, partially offset by lower sales in the remaining Building Materials businesses. In Roofing, higher selling prices recovered prior increases in raw material costs, particularly asphalt. This accounted for an approximate 25% increase in Building Materials net sales.

The sales declines in our remaining Building Materials businesses were primarily driven by lower sales volumes. Our Insulation business in particular was negatively impacted by lower demand volumes resulting from the decline in United States new residential construction. Management estimates that residential insulation demand lags the start of new residential construction by approximately three months. Fourth quarter 2008 United States housing starts were 44% lower than those in the fourth quarter 2007 according to data reported by the United States Census Bureau. Our Insulation business includes a diversified portfolio that softened the impact of the United States housing decline on our sales. This portfolio includes a geographic mix with Canada, Asia-Pacific, and Latin America as well as a market mix that includes commercial, industrial and other non-residential markets. These markets also exhibited weakness.

EBIT

EBIT improved in the first quarter 2009 compared to the first quarter 2008 as a result of significant EBIT margin improvements in our Roofing business, which were partially offset by EBIT margin declines in our Insulation business. The Roofing EBIT margin increases were driven by gross margin improvements that began in the second quarter of 2008. These gross margin improvements included selling price increases that outpaced inflation and productivity gains achieved primarily through efficiencies in the use of raw materials. The declines in Insulation EBIT were substantially driven by lower sales volumes, including the impact of underutilization of our production capacity.

In response to the continued weak United States housing market, we took actions across all of our Building Materials businesses throughout 2008 and into the first quarter 2009 to reduce our production capacity and align our cost structure with market demand.

OUTLOOK

We expect continued weakness in the United States housing industry to negatively affect demand in our Building Materials segment throughout 2009. In our Insulation business, despite our significant cost and capacity actions, we do not expect the cost savings associated with these actions to offset the impact of continued demand-driven weakness. Assuming sustained gross margins in our Roofing business, Roofing performance will more than offset weakness in our Insulation and Other businesses. Uncertainties that may impact our Roofing gross margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt. In Insulation and Other, we are prepared to take further actions to reduce our capacity and lower our cost structure if further weakening occurs. Conversely, we are prepared to respond to increased demand by bringing additional production capacity back on-line.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions).

	Three Months Ended March 31,
	2009	2008
Net precious metal lease (expense) income	(1)	(4)
Charges related to cost reduction actions and related items	(30)	(2)
Acquisition integration and transaction costs	(6)	(12)
Employee emergence equity program expense	(6)	(7)
Asset impairments	-	(10)
Other	(7)	-
General corporate (expense) income	(3)	(4)

Loss before interest and taxes	$(53)	$(39)

EBIT

In the first quarter 2009, we recorded a $6 million charge to our Corporate, Other and Eliminations category related to an unfavorable energy supply derivative contract. This charge is included in Other in the table above, and in the Other line on the Consolidated Statements of Earnings (Loss). General corporate expenses in the first quarter 2009 included $5 million less of performance-based compensation than the first quarter 2008.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

Since 2008, worldwide capital and credit markets have seen unprecedented volatility. We are closely monitoring the potential impact of these market conditions on our liquidity. To date, these market conditions have not had any material adverse impact on our liquidity. There were no significant new committed debt issuances or refinancing in 2008 or to date in 2009. Therefore, these market conditions had no impact on the availability of committed funds for the Company. Based on information available to us, all of the financial institutions syndicated under our Credit Agreement applicable to our senior revolving credit facility and our senior term loan facility are able to fulfill their commitments to us as of our filing date. In common with other companies with similar agreements in the current financial market environment, there can be no assurance that one or more financial institutions may not cease to be able to fulfill their funding obligations. The Company has no significant debt maturities coming due until the fourth quarter 2011 when the senior revolving credit facility and the senior term loan facility mature.

We are also closely monitoring the potential impact of changes in the operating conditions of our customers on our operating results. To date, changes in the operating conditions of our customers have not had a material adverse impact on our operating results; however, it is possible that we could experience material losses in the future if current economic conditions continue or worsen.

Notwithstanding the above, we expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our senior revolving credit facility, will provide ample liquidity to allow our Company to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions and financial obligations. On an ongoing basis, we will evaluate and consider repurchasing shares of our common stock as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

The Credit Agreement applicable to our senior revolving credit facility and our senior term loan facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that are usual and customary for a senior unsecured credit agreement. We were well within compliance with these covenants as of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2009. At March 31, 2009, we had $2.4 billion of short- and long-term debt and cash-on-hand of $90 million. As of March 31, 2009, we had a credit rating of BBB- with a negative outlook from Standard & Poor’s Ratings Services and a rating of Ba1 with a negative outlook from Moody’s Investors Service. On April 21, 2009, Standard and Poor’s Rating Services published an updated Credit Profile on the Company confirming the investment-grade corporate credit rating. The outlook remains negative.

Cash flows

The following table presents a summary of our cash balance and cash flows:

	Three Months Ended March 31,
	2009	2008
Cash balance	$90	$118
Cash used for operating activities	$(288)	$(107)
Cash used for investing activities	$(37)	$(50)
Cash provided by financing activities	$181	$128
Unused committed credit lines	$428	$648

Operating activities: Cash flow used for operations increased $181 million in the first quarter 2009 compared to the first quarter 2008, primarily driven by increased working capital. Our working capital typically increases in the first quarter due to seasonality in our Building Materials segment. This increase was more pronounced in 2009 than 2008 primarily as a result of significantly higher sales in our Roofing business driving increased accounts receivable and lower production activity in all our other businesses driving decreased accounts payable.

Investing activities: The reduction in cash flow used for investing activities is primarily the result of lower additions to plant and equipment. As part of our cost reduction actions and focus on cash, we have reduced our forecasted capital expenditures for 2009.

Financing activities: The $181 million in cash provided by financing in the three months ended March 31, 2009 was primarily used to fund the working capital requirements described above.

2009 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of free cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures are expected to be about $225 million in 2009, which exclude the purchase of precious metals. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Share Buy-back Program: On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at our discretion. No such repurchases were made during either of the three months ended March 31, 2009 or 2008. At March 31, 2009, there were approximately 1.9 million shares remaining available for repurchase under the share buy-back program.

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash to the 524(g) Trust in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of March 31, 2009 our federal tax net operating losses remaining were $2.7 billion. Our net operating losses are subject to the limitations imposed under section 382

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

In 2008, we recorded an accounting valuation allowance against our United States deferred tax assets related to our net operating losses. Recording this accounting valuation allowance will have no impact on our ability to utilize our United States net operating losses to offset future United States profits. We continue to believe that we ultimately will have sufficient United States profitability during the remaining tax loss carryforward period to utilize substantially all of the net operating losses before they expire. Recording the accounting valuation allowance had no impact on our cash flow or liquidity, and we remain well within the levels required to comply with the financial covenants in the Company’s senior revolving credit facility and senior term loan facility.

In addition to the United States net operating losses described above, we have deferred tax assets related to net operating losses in various foreign jurisdictions, which totaled $341 million as of December 31, 2008. Our ability to utilize these net operating losses may be limited as a result of certain events, such as insufficient future taxable income prior to expiration of the net operating losses. Should we determine that it is likely that our recorded net operating loss benefits are not realizable, we would be required to reduce the net operating loss tax benefits reflected on our Consolidated Financial Statements to the net realizable amount by establishing an accounting valuation allowance and recording a corresponding charge to current earnings. To date, we have recorded valuation allowances against certain of these deferred tax assets.

Pension contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $12 million and $24 million to the plans during the three months ended March 31, 2009 and 2008, respectively. The Company expects to contribute approximately $62 million in cash to its pension plans during 2009. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

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

We have entered into several energy supply contract to fix energy costs at certain facilities. Prior to the first quarter of 2009, none of these contracts were required to be accounted for as derivatives because they met the criteria of the normal purchase scope exception as defined by FAS 133. As a result of first quarter 2009 capacity curtailments taken at certain facilities, the normal purchase scope exception is no longer met for one of these supply contracts. The contract is now required to be marked to market each quarter. As of March 31, 2009, a loss of $6 million was recorded in the Other line on the Consolidated Statements of Earnings (Loss). Going forward, the impact of this contract could be positive, neutral or negative in any period depending on market fluctuations.

Fair Value Measurement

As of January 1, 2008 we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) for financial assets and liabilities and recurring nonfinancial assets and liabilities. As of January 1, 2009 we adopted FAS 157 for nonfinancial assets and nonfinancial liabilities measured or disclosed on a nonrecurring basis. As described more fully in Note 16, this statement defines fair value, establishes a framework for measuring fair value and

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expands disclosures about fair value measurements. The effect of the adoption of this statement was not material, resulting only in increased disclosures. See Note 16 for further disclosures related to FAS 157.

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

Contractual obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. During the first three months of 2009, there were no material changes to such contractual obligations outside the ordinary course of our business.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by OSHA. In the three months ended March 31, 2009, our RIR improved approximately 15% over our performance throughout 2008.

ADOPTION OF NEW ACCOUNTING STANDARDS

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires expanded disclosures concerning derivative instruments and hedging activities and their effects on an entity’s financial position, financial performance and cash flows. The Company’s adoption of this statement on January 1, 2009 resulted in additional disclosures.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB 51.” This statement requires minority interests be reported as equity on the balance sheet, changes the reporting of net earnings to include both the amounts attributable to the affiliate’s parent and the noncontrolling interest and clarifies the accounting for changes in a parent’s interest in an affiliate. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, including interim periods within that fiscal year. The provisions of this statement are to be applied prospectively, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented. The Company adopted this statement for noncontrolling interests in consolidated financial statements as of January 1, 2009. The effect of the adoption of this statement was not material.

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

first annual period subsequent to December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired contingencies related to acquisitions completed before the effective date. This statement amends FAS 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. The adoption of the statement on January 1, 2009 had had no impact on the Company’s Consolidated Financial Statements. The Company will apply the provisions of this statement to its accounting for subsequent business combinations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement became effective for financial statements issued for years beginning after November 15, 2007 and interim periods within that year. On February 12, 2008 the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of FAS 157 to years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of FAS 157. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this statement in each period did not have a material impact on its Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At March 31, 2009, we had environmental remediation liabilities as a PRP at 39 sites. Our environmental liabilities at 20 of these sites will be paid out of the Disputed Distribution Reserve (as defined in Note 18). At the other 19 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2009, our reserve for such liabilities was $8 million, of which $3 million is recorded in the Disputed Distribution Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

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

Please refer to the Company’s 2008 annual report on Form 10-K for the Company’s quantitative and qualitative disclosures about market risk.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”)), and (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Securities and Certain Other Litigation

On September 1, 2006, various members of the Investment Review Committee of the Predecessor (as defined in Note 20) were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor the Predecessor is named in the lawsuit but such individuals would have a contingent indemnification claim against the Predecessor. The suit, brought by former employees of the Predecessor, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in a Predecessor company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the defendants’ Motion for Summary Judgment. On April 15, 2008, the defendants filed a Motion for Reconsideration. On December 24, 2008, the court granted the defendants’ Motion for Reconsideration and dismissed the action. On January 9, 2009, the plaintiffs filed a Motion to Amend Judgment. On February 6, 2009, the defendants filed an Opposition to Plaintiff’s Motion to Amend Opinion and Order of Judgment.

Certain of the defendants in the lawsuit described above are officers or directors of the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2009	-		$-	-	1,885,626
February 1-28, 2009	-		-	-	1,885,626
March 1-31, 2009	7	*	7.41	-	1,885,626

Total	7		$7.41	-

*	The Company retained 7 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (continued)

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

No matter was submitted to a vote of security holders during the quarter ended March 31, 2009.

ITEM 5.	OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	April 30, 2009	By:	/s/ Duncan J. Palmer
Duncan J. Palmer
Senior Vice President and Chief Financial Officer
(as duly authorized officer)

Date:	April 30, 2009	By:	/s/ Mark W. Mayer
Mark W. Mayer
Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
18.1	Letter Regarding Change in Accounting Principles (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
99.1	Subsidiaries of Owens Corning (filed herewith).