Form 10-Q
period 2009-06-30
Owens Corning
filed 2009-08-05
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Yes  ☑            No ☐

As of July 15, 2009, 127,856,221 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET SALES	$1,219	$1,574	$2,293	$2,927
COST OF SALES	969	1,317	1,885	2,476
Gross margin	250	257	408	451
OPERATING EXPENSES
Marketing and administrative expenses	128	165	252	307
Science and technology expenses	15	17	30	36
Charges related to cost reduction actions	8	4	30	6
Employee emergence equity program expense	6	7	12	14
Other (income) expenses	5	(10)	14	(7)
Total operating expenses	162	183	338	356
EARNINGS BEFORE INTEREST AND TAXES	88	74	70	95
Interest expense, net	26	29	51	61
EARNINGS BEFORE TAXES	62	45	19	34
Income tax expense	29	2	15	4
EARNINGS BEFORE EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	33	43	4	30
Equity in net earnings (loss) of affiliates	-	(1)	1	(1)
NET EARNINGS	33	42	5	29
Less: Net earnings attributable to noncontrolling interests	-	1	-	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$33	$41	$5	$28

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.27	$0.32	$0.04	$0.22
Diluted	$0.26	$0.32	$0.04	$0.22

WEIGHTED AVERAGE COMMON SHARES
Basic	124.5	128.8	124.4	128.8
Diluted	126.1	129.8	125.9	129.7

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	June 30, 2009	December 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$110	$236
Receivables, less allowances of $22 at June 30, 2009 and $21 at December 31, 2008	684	576
Inventories	827	899
Restricted cash – disputed distribution reserve	30	31
Assets held for sale – current	-	13
Other current assets	105	102
Total current assets	1,756	1,857
Property, plant and equipment, net	2,781	2,819
Goodwill	1,124	1,124
Intangible assets	1,181	1,190
Deferred income taxes	28	42
Assets held for sale – non-current	-	3
Other non-current assets	195	187
TOTAL ASSETS	$7,065	$7,222

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$876	$1,112
Accrued interest	10	9
Short-term debt	9	30
Long-term debt – current portion	11	16
Liabilities held for sale – current	-	8
Total current liabilities	906	1,175
Long-term debt, net of current portion	2,249	2,172
Pension plan liability	300	308
Other employee benefits liability	271	270
Deferred income taxes	406	400
Other liabilities	121	117
Commitments and contingencies
Mandatorily redeemable noncontrolling interest	30	-
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,820	3,824
Accumulated deficit	(798)	(803)
Accumulated other comprehensive deficit	(172)	(183)
Cost of common stock in treasury (c)	(101)	(101)
Total Owens Corning stockholders’ equity	2,750	2,738
Noncontrolling interest	32	42
Total Equity	2,782	2,780
TOTAL LIABILITIES AND EQUITY	$7,065	$7,222

(a)	10 shares authorized; none issued or outstanding at June 30, 2009 and December 31, 2008
(b)	400 shares authorized; 132.5 issued and 127.8 outstanding at June 30, 2009; 131.7 issued and 127.0 outstanding at December 31, 2008
(c)	4.7 shares at June 30, 2009 and December 31, 2008, respectively

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2009	2008
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings	$5	$29
Adjustments to reconcile net earnings to cash used for operating activities:
Depreciation and amortization	158	156
Gain on sale of businesses and fixed assets	(5)	(22)
Impairment of long-term assets	2	11
Deferred income taxes	13	(26)
Provision for pension and other employee benefits liabilities	22	22
Employee emergence equity program expense	12	14
Stock-based compensation expense	6	11
Increase in receivables	(108)	(246)
(Increase) decrease in inventories	90	(24)
Increase in prepaid assets	(1)	(25)
Increase (decrease) in accounts payable and accrued liabilities	(235)	13
Pension fund contribution	(23)	(37)
Payments for other employee benefits liabilities	(14)	(14)
Other	(20)	13
Net cash flow used for operating activities	(98)	(125)
NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	(95)	(147)
Proceeds from the sale of assets or affiliates	20	225
Net cash flow provided by (used for) investing activities	(75)	78
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from issuance of senior notes	344	-
Proceeds from senior revolving credit facility	259	275
Payments on senior revolving credit facility	(527)	(230)
Proceeds from long-term debt	1	12
Payments on long-term debt	(11)	(6)
Net decrease in short-term debt	(21)	(5)
Purchase of treasury stock	-	(19)
Net cash flow provided by financing activities	45	27
Effect of exchange rate changes on cash	2	6
Net decrease in cash and cash equivalents	(126)	(14)
Cash and cash equivalents at beginning of period	236	135
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$110	$121

The accompanying notes to consolidated financial statements are an integral part of this statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	GENERAL

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning and its subsidiaries.

The Consolidated Financial Statements included in this Report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair presentation of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. During the three months and six months ended June 30, 2009, the Company recorded additional pre-tax expense of $4 million ($5 million after tax expense) and $5 million ($1 million after tax income), respectively, related to prior periods. The effects were not material to the previously issued financial statements. The Company has assessed subsequent events through the date of issuance, August 5, 2009, and has determined no material subsequent events occurred after the balance sheet date but prior to the issuance date. Certain reclassifications have been made to the periods presented for 2008 to conform to the classifications used in the period presented for 2009.

2.	SEGMENT INFORMATION

The Company discloses its segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). In the first quarter of 2009, the Company’s Chief Operating Decision Maker (“CODM”) fully implemented the structure of assessing performance and allocating resources based on two operating segments, Composites and Building Materials. Beginning in the second half of 2008, certain organizational structure and other changes were made by the CODM to facilitate managing the business from two operating segments. These changes, which became fully functional in the first quarter 2009, included the hiring of a Building Materials Group President, restructuring the Company’s incentive compensation plan for 2009, and changing the reporting structure of the CODM’s leadership team.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	SEGMENT INFORMATION

NET SALES

The following table summarizes our net sales by segment and geographic region for the three and six months ended June 30, 2009 and 2008 (in millions). External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer. Prior periods have been adjusted to reflect the change to two reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Reportable Segments
Composites	$391	$660	$736	$1,326
Building Materials	865	953	1,631	1,682
Total reportable segments	1,256	1,613	2,367	3,008
Corporate eliminations	(37)	(39)	(74)	(81)
Consolidated net sales	$1,219	$1,574	$2,293	$2,927

External Customer Sales by Geographic Region
United States	$855	$971	$1,625	$1,742
Europe	130	275	248	574
Asia Pacific	145	184	248	348
Other	89	144	172	263
NET SALES	$1,219	$1,574	$2,293	$2,927

EARNINGS (LOSS) BEFORE INTEREST AND TAXES

Earnings (loss) before interest and taxes (“EBIT”) by segment consists of net sales less related costs and expenses and are presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in EBIT for our reportable segments and are included in the Corporate, Other and Eliminations category. Prior periods have been adjusted to reflect the change to two reportable segments.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2.	SEGMENT INFORMATION

The following table summarizes EBIT by segment for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Reportable Segments
Composites	$(19)	$71	$(37)	$135
Building Materials	143	39	196	35
Total reportable segments	$124	$110	$159	$170

Corporate, Other and Eliminations
Net precious metal lease expense	$-	$(2)	$(1)	$(6)
Charges related to cost reduction actions and related items	(11)	(4)	(41)	(6)
Acquisition integration and transaction costs	(8)	(20)	(14)	(32)
Gains (losses) on sales of assets and other	5	20	(2)	20
Employee emergence equity program expense	(6)	(7)	(12)	(14)
Asset impairments	-	-	-	(10)
General corporate expense	(16)	(23)	(19)	(27)
CONSOLIDATED EBIT	$88	$74	$70	$95

3.	INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2009	December 31, 2008
Finished goods	$614	$656
Materials and supplies	213	243
Total inventories	$827	$899

Prior to the first quarter of 2009, the Company valued its inventories in the United States under the last-in, first-out (“LIFO”) cost method. These inventories represented approximately 50% of the Company’s total inventory balance as of December 31, 2008. As of January 1, 2009, the Company changed its method of accounting for these inventories from the LIFO method to the first-in, first-out (“FIFO”) method. Use of FIFO provides better comparability to our peers, conforms the Company’s worldwide inventories to a consistent inventory costing method, and provides better matching of the Company’s expenses with its revenues. This change in accounting principle was applied retrospectively to all prior periods presented herein in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.”

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	INVENTORIES

The following table shows the effects of the change in the Company’s inventory cost method (in millions, except per share amounts):

Statements of Earnings	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Computed under Prior Method	Effect of Change	As Reported	Originally Reported	Effect of Change	As Adjusted
Earnings before interest and taxes	$83	$5	$88	$64	$10	$74
Net earnings attributable to Owens Corning	$28	$5	$33	$31	$10	$41
Basic earnings per common share attributable to Owens Corning common stockholders	$0.23	$0.04	$0.27	$0.24	$0.08	$0.32
Diluted earnings per common share attributable to Owens Corning common stockholders	$0.22	$0.04	$0.26	$0.24	$0.08	$0.32

Statements of Earnings	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Computed under Prior Method	Effect of Change	As Reported	Originally Reported	Effect of Change	As Adjusted
Earnings before interest and taxes	$64	$6	$70	$83	$12	$95
Net earnings attributable to Owens Corning	$(1)	$6	$5	$16	$12	$28
Basic earnings per common share attributable to Owens Corning common stockholders	$(0.01)	$0.05	$0.04	$0.12	$0.10	$0.22
Diluted earnings per common share attributable to Owens Corning common stockholders	$(0.01)	$0.05	$0.04	$0.12	$0.10	$0.22

4.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to the impact of changes in commodity prices, foreign currency exchange rates, interest rates, and precious metals lease rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks, and does not enter into such transactions for trading purposes.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. Positions under such provisions are reported on a net basis in the Consolidated Balance Sheets. It is the Company’s policy to offset the fair value amounts recognized for derivative instruments and fair value amounts recognized for cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2009, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company. As of December 31, 2008, the Company had $3 million on deposit with one of its counterparties, which is netted on the Consolidated Balance Sheets.

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

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to natural gas price and foreign exchange risk. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in other (income) expenses on the Consolidated Statements of Earnings for foreign exchange hedges, and in cost of sales on the Consolidated Statements of Earnings for commodity hedges, when the hedged item impacts earnings. Cash flow hedges related to foreign exchange risk were immaterial for both the three and six months ended June 30, 2009 and 2008. Changes in the fair value of derivative assets and liabilities are shown as Other on the Consolidated Statement of Cash Flows.

It is the Company’s policy to enter into natural gas hedge instruments that mature within 36 months. The Company’s policy is to hedge up to 75% of its total forecasted natural gas exposures for the next 2 months, up to 50% of its total forecasted natural gas exposures for the following four months, and lesser amounts for the remaining periods. The Company performs an analysis for effectiveness of its derivative financial instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI. Any portion of the change in fair value of the derivative that is determined to be ineffective is recorded in other (income) expenses on the Consolidated Statements of Earnings.

As of June 30, 2009, $13 million of losses included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next twelve months. Transactions and events that are expected to occur over the next twelve months that will necessitate recognizing these deferred losses include the recognition of the hedged item through earnings.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

The following table presents the fair value of derivative contracts designated as hedging instruments under FAS 133 and the respective location on the Consolidated Balance Sheets (in millions). The $3 million Owens Corning had on deposit with one of its counterparties as of December 31, 2008 is netted against the derivative liability designated as hedging instruments to conform with the presentation on the Consolidated Balance Sheets.

		Fair Value at
	Location	June 30,	December 31,
		2009	2008
Derivative Assets:
Natural gas contracts	Other current assets	$1	$1
Amount of gain recognized in OCI (effective portion)	OCI	$(1)	$-
Derivative Liabilities:
Natural gas contracts	Accounts payable and accrued liabilities	$(16)	$(21)
Amount of loss recognized in OCI (effective portion)	OCI	$16	$22

The following table presents the impact and respective location of hedging activities on the Consolidated Statement of Earnings (in millions):

	Natural Gas
	Location	Three Months Ended June 30,		Six Months Ended June 30,
		2009	2008	2009	2008
Amount of (gain) or loss reclassified from OCI into earnings (effective portion)	Cost of sales	$11	$(6)	$21	$(4)
Amount of (gain) or loss recognized in earnings (ineffective portion)	Other (income) expenses	$(1)	$-	$(1)	$-

Fair Value Hedges

The Company uses forward currency exchange contracts, which qualify as fair value hedges, to manage existing exposures to foreign exchange risk related to assets and liabilities recorded in the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in other (income) expenses on the Consolidated Statements of Earnings, the effect of which was not material in any period presented. The fair value of these instruments, which are recorded in other current assets on the Consolidated Balance Sheets, was not material for any dates presented.

Other Derivatives

The Company has entered into several energy supply contracts to fix energy costs at certain facilities. Prior to the first quarter of 2009, none of these contracts were required to be accounted for as a derivative because they met the criteria of the normal purchase scope exception as defined by Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives” (“FAS 133”). As a result of first quarter 2009 capacity curtailments taken at certain facilities, the normal purchase scope exception is no longer met for one of these supply contracts. The contract is now required to be marked to market each quarter. As of June 30, 2009, $3 million is recorded in

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

accounts payable and accrued liabilities on the Consolidated Balance Sheets. In the three and six months ended June 30, 2009, the company recorded a $3 million credit and a $3 million charge, respectively in other (income) expenses on the Consolidated Statements of Earnings. Going forward, the impact of this contract could be positive, neutral or negative in any period depending on market fluctuations.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

	June 30, 2009
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$168	$(24)	$144
Technology	20	203	(31)	172
Franchise and other agreements	15	33	(6)	27
Indefinite-lived intangible assets:
Trademarks		838	-	838
Total intangible assets		$1,242	$(61)	$1,181

Goodwill		$1,124

	December 31, 2008
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$168	$(19)	$149
Technology	20	203	(28)	175
Franchise and other agreements	15	33	(5)	28
Indefinite-lived intangible assets:
Trademarks		838	-	838
Total intangible assets		$1,242	$(52)	$1,190

Goodwill		$1,124

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $21 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets. Amortization of intangible assets related to manufacturing facilities is recorded to cost of sales on the Consolidated Statements of Earnings.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company has elected the fourth quarter to perform its annual testing for goodwill and indefinite-lived intangible asset impairment. The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as required in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” No testing was deemed necessary in the second quarter of 2009.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	June 30, 2009	December 31, 2008
Land	$218	$210
Buildings and leasehold improvements	615	581
Machinery and equipment	2,427	2,305
Construction in progress	198	272
	3,458	3,368
Accumulated depreciation	(677)	(549)
Property, plant and equipment, net	$2,781	$2,819

In the first quarter of 2008, the Company recorded an impairment loss of $10 million as a corporate charge to cost of sales on the Consolidated Statements of Earnings to write the property, plant and equipment of the facilities in Battice, Belgium and Birkeland, Norway down to fair value less costs to sell. Depreciation of plant and equipment related to manufacturing facilities is recorded to cost of sales on the Consolidated Statements of Earnings.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	NONCONTROLLING INTEREST

In the second quarter 2009, the Company executed an amended shareholder agreement with the noncontrolling interest of Owens Corning India Limited (“OCIL”), one of the Company’s consolidated subsidiaries. This agreement provides for a put/call provision that becomes redeemable/exercisable beginning May 31, 2010. The noncontrolling interest may put their interest in OCIL to the Company at the greater of $30 million or the then-determined fair market value. Alternatively, the Company may call the noncontrolling interest at a 10 percent premium on the greater of $30 million or the then-determined fair market value. Since the exercise of the put option is outside the control of the Company, the carrying value of the noncontrolling interest was reclassified out of permanent equity and recorded in temporary equity as a mandatorily redeemable noncontrolling interest.

The following table discloses the changes in noncontrolling interests on Owens Corning stockholders’ equity and effects on net earnings attributable to Owens Corning (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings attributable to Owens Corning	$33	$41	$5	$28
Decrease in Owens Corning additional paid in capital for OCIL shareholder amendment	21	-	21	-
Change from net earnings attributable to Owens Corning and change in noncontrolling interests	$12	$41	$(16)	$28

8.	DIVESTITURES

In May 2009, the Company completed the sale of the assets and liabilities at certain European distribution centers within the Composites segment for cash proceeds of $9 million. These facilities were sold as a result of the integration of the 2007 acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses (the “2007 Acquisition”). In the second quarter of 2009, the Company recorded a gain of $1 million on the sale of these facilities which is included in other (income) expenses on the Consolidated Statements of Earnings.

9.	ASSETS AND LIABILITIES HELD FOR SALE

At June 30, 2009, there were no assets or liabilities held for sale. During 2008, the Company committed to plans to sell the assets and liabilities of certain facilities as a result of the integration of the 2007 Acquisition. The assets and liabilities held for sale as of December 31, 2008 consisted of the following (in millions):

December 31, 2008
Current assets
Receivables, less allowances	$5
Inventories	8
Total current assets	13
Property, plant and equipment, net	3
Total assets	$16

Accounts payable and accrued liabilities	$8
Total current liabilities	8
Total liabilities	$8

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liabilities is as follows (in millions):

Six Months Ended June 30, 2009
Beginning balance	$37
Amounts accrued for current year	9
Settlements of warranty claims	(8)
Fresh-start present value adjustment	1
Ending balance	$39

11.	COST REDUCTION ACTIONS

2009 Cost Reduction Actions

As a result of evaluating market conditions, the Company took actions in the first half of 2009 to curtail production and reduce operating costs. During the three and six months ended June 30, 2009, the Company recorded $11 million and $41 million, respectively, in charges related to these cost reduction actions and related items, and anticipates incurring an additional $8 million of charges throughout the remainder of 2009. Of the charges noted above, $8 million and $30 million, respectively, are related to Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” severance and is presented in charges related to cost reduction actions on the Consolidated Statements of Earnings. Payments related to these activities will continue into 2010.

Corporate

In the first quarter of 2009, the Company’s actions resulted in $4 million in charges related to cost reduction actions and related items, which comprised of $2 million in severance costs due to workforce reductions for corporate employees and equity awards costs for all employees terminated as part of the actions and $2 million of other charges related to an impairment of an asset. No additional charges were incurred in the second quarter of 2009.

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

In the second quarter of 2009, additional charges of $6 million were recorded, which comprised of $3 million in severance costs due to workforce reduction and production curtailment and $3 million of other charges. The $3 million of other charges consists of $2 million in accelerated depreciation related to production curtailments and $1 million related to other costs.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	COST REDUCTION ACTIONS

Building Materials

In the first quarter of 2009, the Company’s actions resulted in $8 million in charges related to cost reduction actions for severance due to work force reduction and production curtailment. Additional severance charges of $5 million were incurred in the three months ended June 30, 2009.

The following table summarizes the status of the unpaid liabilities from the Company’s 2009 cost reduction actions (in millions):

	Beginning Balance December 31, 2008	Costs Incurred	Payments	Ending Balance June 30, 2009	Cumulative Charges Incurred
Severance	$-	$30	$(10)	$20	$30
Total	$-	$30	$(10)	$20	$30

2007 Cost Reduction Actions

As of June 30, 2009, $3 million of charges related to the 2007 cost reduction actions is included in accrued liabilities. This balance relates to severance costs that were incurred but have not yet been paid.

12.	DEBT

Details of the Company’s outstanding long-term debt at June 30, 2009 and December 31, 2008 are as follows (in millions):

	June 30, 2009	December 31, 2008
6.50% senior notes, net of discount, due 2016	$649	$648
7.00% senior notes, net of discount, due 2036	539	539
9.00% senior notes, net of discount, due 2019	344	-
Senior term loan facility, maturing in 2011	600	600
Senior revolving credit facility, maturing in 2011	56	320
Various capital leases, due through and beyond 2050	46	47
Various floating rate debt, maturing through 2027	21	29
Other fixed rate debt, with maturities up to 2022, at rates up to 11%	5	5
Total long-term debt	2,260	2,188
Less – current portion	11	16
Long-term debt, net of current portion	$2,249	$2,172

Senior Notes

On June 3, 2009, the Company issued $350 million of senior notes at 98% to refinance a portion of our senior revolving credit facility (defined below). Interest on the notes is payable semiannually in arrears on June 15 and December 15 each year, beginning on December 15, 2009. The notes will mature on June 15, 2019.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	DEBT

The Company issued $1.2 billion of senior notes on October 31, 2006. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.

The senior notes described above are collectively referred to as the “Senior Notes”. The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The notes will be fully and unconditionally guaranteed by each of our current and future domestic subsidiaries that is a borrower or guarantor under our Credit Agreement. The guarantees will be unsecured and will rank equally in right of payment with all other existing and future senior unsecured indebtedness of the guarantors. The guarantees will be effectively subordinated to existing and future secured debt of the guarantors to the extent of the assets securing that indebtedness.

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was well within compliance with these covenants as of June 30, 2009.

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

The Company had $55 million and $65 million of letters of credit outstanding under the senior revolving credit facility at June 30, 2009 and December 31, 2008, respectively. The Credit Agreement contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that are usual and customary for a senior unsecured credit agreement. The Company was well within compliance with these covenants as of June 30, 2009.

Short-Term Debt

At June 30, 2009 and December 31, 2008, short-term borrowings were $9 million and $30 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 5.9% and 5.5% at June 30, 2009 and December 31, 2008, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

The following tables provide information regarding pension expense recognized during the year (in millions):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$5	$1	$6	$5	$1	$6
Interest cost	15	7	22	15	7	22
Expected return on plan assets	(18)	(6)	(24)	(18)	(8)	(26)
Net periodic pension cost	$2	$2	$4	$2	$-	$2

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$9	$2	$11	$10	$3	$13
Interest cost	30	12	42	30	14	44
Expected return on plan assets	(35)	(10)	(45)	(36)	(16)	(52)
Net periodic pension cost	$4	$4	$8	$4	$1	$5

The Company expects to contribute approximately $26 million in cash to the United States pension plans and approximately $15 million to non-United States plans during 2009. The Company made cash contributions of approximately $23 million to the plans during the six months ended June 30, 2009.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$2	$2
Interest cost	4	4	9	8
Amortization of actuarial gain	-	-	(1)	-
Net periodic benefit cost	$5	$5	$10	$10

14.	CONTINGENT LIABILITIES AND OTHER MATTERS

Disputed Distribution Reserve

As discussed more fully in Note 20, in connection with the emergence of the Debtors (as defined in Note 20) from Chapter 11 bankruptcy proceedings, the Company established a Disputed Distribution Reserve funded in the initial amount of approximately $85 million for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date (as defined in Note 20). The remaining reserve, in the amount of $30 million, is reflected as restricted cash on the Consolidated Balance Sheets as of June 30, 2009.

Litigation

On September 1, 2006, various members of the Investment Review Committee of the Predecessor (as defined in Note 20) were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor the Predecessor is named in the lawsuit but such individuals would have a contingent indemnification claim against the Predecessor. The suit, brought by former employees of the Predecessor, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in a Predecessor company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the defendants’ Motion for Summary Judgment. On April 15, 2008, the defendants filed a Motion for Reconsideration. On December 24, 2008, the court granted the defendants’ Motion for Reconsideration and dismissed the action. On January 9, 2009, the plaintiffs filed a Motion to Amend Judgment. On February 6, 2009, the defendants filed an Opposition to Plaintiff’s Motion to Amend Opinion and Order of Judgment. On June 3, 2009, the plaintiffs filed a Notice of Appeal in the United States Court of Appeals for the Sixth Circuit.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14.	CONTINGENT LIABILITIES AND OTHER MATTERS

2009, we had environmental remediation liabilities as a PRP at 39 sites. Our environmental liabilities at 20 of these sites will be paid out of the Disputed Distribution Reserve (as defined in Note 20). At the other 19 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2009, our reserve for such liabilities was $10 million, of which $4 million is recorded in the Disputed Distribution Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

15.	STOCK COMPENSATION

2006 Stock Plan

In December 2007, the stockholders approved the Owens Corning 2006 Stock Plan, as amended and restated (the “2006 Stock Plan”). The 2006 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At June 30, 2009, the maximum number of shares remaining available under the 2006 Stock Plan for all stock awards was 3,846,639.

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

During the three and six months ended June 30, 2009, the Company recognized expense of $2 million and $3 million respectively, related to the Company’s stock options, which was recorded under the caption of employee emergence equity program expense on the Consolidated Statements of Earnings. During the three and six months ended June 30, 2008, the Company recognized expense of $2 million and $3 million, respectively, related to the Company’s stock options, which was recorded under the caption employee emergence equity program expense on the Consolidated Statements of Earnings. As of June 30, 2009 there was $6 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.91 years. The total aggregate intrinsic value of options outstanding as of both June 30, 2009 and 2008 was less than $1 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15.	STOCK COMPENSATION

The following table summarizes our stock option activity during the six months ended June 30, 2009:

	Six Months Ended June 30, 2009
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	2,098,370	$29.90
Granted	907,300	13.64
Forfeited	(5,400)	30.00
Ending Balance	3,000,270	$24.98

The following table summarizes information about options outstanding and exercisable at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable at June 30, 2009	Weighted- Average Exercise Price
$7.57 - $30.00	3,000,270	8.04	$24.98	-	$-

Restricted Stock Awards and Restricted Stock Units

The Company has granted restricted stock awards and restricted stock units (collectively referred to as “restricted stock”) under its employee emergence equity program, Board of Director compensation plan, LTIP and officer appointment program. Compensation expense for restricted stock awards and units is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2013.

During the three and six months ended June 30, 2009, the Company recognized expense of $7 million and $15 million respectively, related to the Company’s stock awards, of which $4 million and $9 million was recorded under the caption of employee emergence equity program expense on the Consolidated Statements of Earnings. During the three and six months ended June 30, 2008, the Company recognized expense of $8 million and $17 million, respectively, related to the Company’s restricted stock awards, of which $5 million and $11 million, respectively, was recorded as employee emergence equity program expense on the Consolidated Statements of Earnings. As of June 30, 2009 there was $25 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 1.99 years. The total fair value of shares vested during the six months ended June 30, 2009 and 2008 was less than $1 million in each period.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15.	STOCK COMPENSATION

A summary of the status of the Company’s plans that had restricted stock issued as of June 30, 2009 and changes during the six months ended June 30, 2009 are presented below. The weighted-average grant-date fair value of the restricted stock granted during the six months ended June 30, 2008 was $19.80.

	Six Months Ended June 30, 2009
	Number of Shares	Weighted- Average Grant-Date Fair Value
Beginning Balance	3,977,382	$27.75
Granted	1,072,520	13.34
Vested	(800)	30.00
Forfeited	(71,478)	22.56
Ending Balance	4,977,624	$24.72

Performance Stock Awards and Performance Stock Units

The Company has granted performance stock awards and performance stock units (collectively referred to as “performance stock”) as a part of its LTIP, of which 50 percent will be settled in stock and 50 percent will be settled in cash. The amount of the performance stock ultimately distributed is contingent on meeting various company or shareholder return goals.

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

For the 2009 grant, the portion of the performance stock settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended June 30, 2009, the Company estimated the fair value of the performance stock granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 58.7%, a risk free rate of 1.4% and an expected term of 2.51 years. Expected volatility was based on a benchmark study of our peers. The risk-free rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning June 30, 2009 to the end of the three-year performance period.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15.	STOCK COMPENSATION

For the 2009 grant, the fair value of the portion of performance stock settled in stock was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 51.6%, a risk free rate of 1.2% and an expected term of 2.9 years. Expected volatility was based on a benchmark study of our peers. The risk-free rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.

2008 Grant

In the first quarter of 2008, the Company granted performance stock. This grant vests after a three-year period based on meeting various company-wide performance goals. The amount of performance stock earned will vary from 0% to 200% of performance stock awarded depending on performance versus company-wide performance goals.

For the 2008 grant, the initial valuation of all performance stock granted assumes that performance goals will be achieved. This assumption is monitored each quarter and if it becomes probable that such goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. This assumption has been adjusted during various quarters due to changes in expected market conditions.

For all performance stock during the three and six months ended June 30, 2009, the Company recognized expense of $4 million and income of less than $1 million, respectively, related to the Company’s performance stock. During the three and six months ended June 30, 2008, the Company recognized expense of $4 million and $6 million, respectively. As of June 30, 2009, there was $9 million of total unrecognized compensation cost related to performance stock. That cost is expected to be recognized over a weighted-average period of 1.88 years.

A summary of the status of the Company’s plans that had performance stock issued as of June 30, 2009, and changes during the six months ended June 30, 2009 are presented below:

	Six Months Ended June 30, 2009
	Number of Shares	Weighted- Average Grant-Date Fair Value
Beginning Balance	688,864	$22.42
Granted	499,000	14.62
Forfeited	(46,482)	17.55
Ending Balance	1,141,382	$16.21

Stock Appreciation Rights (“SARs”)

SARs represent the opportunity to receive stock or cash or a combination thereof granted by the Committee. The SAR can be issued in tandem with incentive stock options or free-standing. If the SAR is issued in tandem, then the base price shall be the purchase price per share of common stock of the related option. If the SAR is issued free-standing, then the base price shall be determined by the Committee. As of June 30, 2009 no SARs have been granted.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15.	STOCK COMPENSATION

Bonus Stock Awards

Bonus stock is a reward granted by the Committee that is not subject to performance measures or restriction periods. The stock is issued at the fair value of the Company’s common stock on the grant date. During the first quarter of 2008, the Company granted bonus stock awards resulting in expense of less than $1 million. No bonus stock awards were granted during the six month period ended June 30, 2009.

16.	EARNINGS PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings attributable to Owens Corning	$33	$41	$5	$28

Weighted-average number of shares outstanding used for basic earnings per share	124.5	128.8	124.4	128.8
Non-vested restricted shares	1.6	1.0	1.5	0.9
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	126.1	129.8	125.9	129.7

Earnings per common share attributable to Owens Corning common stockholders:
Basic	$0.27	$0.32	$0.04	$0.22
Diluted	$0.26	$0.32	$0.04	$0.22

Basic earnings per share is calculated by dividing Net earnings attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at our discretion. During the six months ended June 30, 2009, no such repurchases were made. As of June 30, 2009, there were approximately 1.9 million shares remaining available for repurchase under the share buy-back program.

For the three and six months ended June 30, 2009, the number of shares used in the calculation of diluted earnings per share did not include 3.0 million common equivalent shares of deferred awards, 17.5 million common equivalent shares from Series A Warrants and 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For the three and six months ended June 30, 2008, the number of shares used in the calculation of diluted earnings per share did not include 2.1 million common equivalent shares of deferred awards, 17.5 million common equivalent shares from Series A Warrants and 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

17.	COMPREHENSIVE EARNINGS

The following table presents the comprehensive earnings attributable to Owens Corning (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings	$33	$42	$5	$29
Currency translation adjustment	58	(6)	3	38
Pension and other postretirement adjustment	1	-	1	-
Deferred income on hedging	8	4	7	11
Comprehensive earnings	100	40	16	78
Less: Comprehensive earnings attributable to noncontrolling interests	1	-	-	(1)
Comprehensive earnings attributable to Owens Corning	$99	$40	$16	$79

18.	FAIR VALUE MEASUREMENT

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

18.	FAIR VALUE MEASUREMENT

Items Measured at Fair Value on a Recurring Basis

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of June 30, 2009 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$65	$65	$-	$-
Derivative assets	1	-	1	-
Total assets	$66	$65	$1	$-

Liabilities:
Derivative liabilities	$(19)	$-	$(16)	$(3)
Total liabilities	$(19)	$-	$(16)	$(3)

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

The following table provides a rollforward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivatives
December 31, 2008	$-
Total losses included in net earnings attributable to Owens Corning	(3)
June 30, 2009	$(3)

Losses on derivatives are included in other (income) expenses on the Consolidated Statements of Earnings.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

18.	FAIR VALUE MEASUREMENT

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-tem notes receivable were $15 million as of June 30, 2009.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of June 30, 2009, the Company’s 6.50% senior notes due 2016 were trading at approximately 91% of par value; the 7.00% senior notes due 2036 were trading at approximately 64% of par value; the 9.00% senior notes due 2019 were trading at 98% of par value.

At June 30, 2009, the Company used a market participant approach to value the remaining long-term debt instruments. This approach, which utilized indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $682 million.

19.	INCOME TAXES

Income tax expense for the three and six months ended June 30, 2009 was $29 million and $15 million, respectively. For the second quarter, excluding charges related to valuation allowances in foreign locations of approximately $15 million and other various discrete tax items of approximately $5 million that were incurred during the quarter, our effective tax rate would have been 15%. For the first half of 2009, excluding charges related to valuation allowances in foreign locations of approximately $15 million and other various discrete tax items that reduced income tax expense by approximately $3 million, our effective tax rate would have been 16%. The difference between the effective tax rates during these periods and the statutory tax rate of 35% was primarily attributable to various tax planning initiatives implemented in 2007 and 2008, which have significantly reduced our cash taxes and tax provision related to our international operations.

20.	EMERGENCE FROM CHAPTER 11 PROCEEDINGS

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

20.	EMERGENCE FROM CHAPTER 11 PROCEEDINGS

Pursuant to the terms of the Plan, the Company is obligated to make certain additional payments to certain creditors. The Company had reserved approximately $30 million as of June 30, 2009 to pay remaining claims in the bankruptcy (the “Disputed Distribution Reserve”). The Disputed Distribution Reserve is reflected as Restricted cash on the Consolidated Balance Sheets.

21.	ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“FAS 168”). While FAS 168 is not intended to change accounting principles generally accepted in the United States, it will change the way the Company references these accounting principles in its Consolidated Financial Statements and Notes. FAS 168 is effective for interim or annual reporting periods ending after September 15, 2009. The adoption of FAS 168 will change the Company’s disclosures.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“FAS 167”). This statement amends the timing, and considerations, of analyses performed to determine if the Company’s variable interests give it a controlling financial interest in a variable interest entity, as well as requires additional disclosures. FAS 167 is effective as of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period and thereafter. The Company is currently evaluating the impact of adopting FAS 167.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“FAS 165”). FAS 165 establishes general standards of accounting and disclosures for events that occur after the balance sheet date, but before financial statements are issued. Application of FAS 165 is required for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of FAS 165 resulted in additional disclosures.

In April 2009, the FASB issued FASB Staff Position no. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”). FSP 107-1 amends Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim and annual reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FSP 107-1 resulted in additional disclosures.

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employer’s Disclosure about Postretirement Benefit Plan Assets,” (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009 with early application permitted. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative periods. The Company is currently evaluating the impact of adopting this statement on its disclosures.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Guarantor and Nonguarantor Financial Statements

As described in Note 12, Owens Corning has issued $1.5 billion aggregate principal amount of Senior Notes. The Senior Notes and the Senior Credit Facilities are guaranteed, fully, unconditionally and jointly and severally, by each of Owens Corning’s current and future 100% owned material domestic subsidiaries that is a borrower or a guarantor under Owens Corning’s Credit Agreement, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Credit Facilities (collectively, the “Nonguarantor Subsidiaries”).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$875	$397	$(53)	$1,219
COST OF SALES	(2)	680	344	(53)	969
Gross margin	2	195	53	-	250
OPERATING EXPENSES
Marketing and administrative expenses	21	72	35	-	128
Science and technology expenses	-	12	3	-	15
Charges related to cost reduction actions	-	1	7	-	8
Employee emergence equity program expense	-	4	2	-	6
Other	(41)	18	28	-	5
Total operating expenses	(20)	107	75	-	162
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	22	88	(22)	-	88
Interest expense, net	26	(2)	2	-	26
EARNINGS (LOSS) BEFORE TAXES	(4)	90	(24)	-	62
Income tax expense	-	2	27	-	29
EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(4)	88	(51)	-	33
Equity in net earnings (loss) of subsidiaries	37	(51)	-	14	-
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$33	$37	$(51)	$14	$33

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$991	$647	$(64)	$1,574
COST OF SALES	(18)	882	517	(64)	1,317
Gross margin	18	109	130	-	257
OPERATING EXPENSES
Marketing and administrative expenses	33	92	40	-	165
Science and technology expenses	-	12	5	-	17
Charges (credits) related to cost reduction actions	-	(1)	5	-	4
Employee emergence equity program expense	-	5	2	-	7
Other (income) expenses	19	45	(74)	-	(10)
Total operating expenses	52	153	(22)	-	183
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	(34)	(44)	152	-	74
Interest expense, net	29	(2)	2	-	29
EARNINGS (LOSS) BEFORE TAXES	(63)	(42)	150	-	45
Income tax expense (benefit)	(5)	(15)	22	-	2
EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(58)	(27)	128	-	43
Equity in net earnings of subsidiaries	99	127	-	(226)	-
Equity in net loss of affiliates	-	(1)	-	-	(1)
NET EARNINGS	41	99	128	(226)	42
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$41	$99	$127	$(226)	$41

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,654	$744	$(105)	$2,293
COST OF SALES	(4)	1,349	645	(105)	1,885
Gross margin	4	305	99	-	408
OPERATING EXPENSES
Marketing and administrative expenses	36	146	70	-	252
Science and technology expenses	-	23	7	-	30
Charges related to cost reduction actions	1	15	14	-	30
Employee emergence equity program expense	-	9	3	-	12
Other (income) expenses	(59)	37	36	-	14
Total operating expenses	(22)	230	130	-	338
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	26	75	(31)	-	70
Interest expense, net	51	(3)	3	-	51
EARNINGS (LOSS) BEFORE TAXES	(25)	78	(34)	-	19
Income tax expense (benefit)	-	(3)	18	-	15
EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(25)	81	(52)	-	4
Equity in net earnings (loss) of subsidiaries	30	(51)	-	21	-
Equity in net earnings of affiliates	-	-	1	-	1
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$5	$30	$(51)	$21	$5

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,784	$1,276	$(133)	$2,927
COST OF SALES	(32)	1,598	1,043	(133)	2,476
Gross margin	32	186	233	-	451
OPERATING EXPENSES
Marketing and administrative expenses	69	155	83	-	307
Science and technology expenses	-	24	12	-	36
Charges related to cost reduction actions	-	1	5	-	6
Employee emergence equity program expense	-	10	4	-	14
Other (income) expenses	(20)	79	(66)	-	(7)
Total operating expenses	49	269	38	-	356
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	(17)	(83)	195	-	95
Interest expense, net	60	(3)	4	-	61
EARNINGS (LOSS) BEFORE TAXES	(77)	(80)	191	-	34
Income tax expense (benefit)	(8)	(19)	31	-	4
EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	(69)	(61)	160	-	30
Equity in net earnings of subsidiaries	97	159	-	(256)	-
Equity in net loss of affiliates	-	(1)	-	-	(1)
NET EARNINGS	28	97	160	(256)	29
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$28	$97	$159	$(256)	$28

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2009

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$61	$-	$49	$-	$110
Receivables, net	-	375	309	-	684
Due from affiliates	828	746	91	(1,665)	-
Inventories	-	475	352	-	827
Restricted cash – disputed distribution reserve	-	30	-	-	30
Other current assets	3	20	82	-	105
Total current assets	892	1,646	883	(1,665)	1,756
Investment in subsidiaries	4,873	1,328	-	(6,201)	-
Property, plant and equipment, net	466	1,243	1,072	-	2,781
Goodwill	-	1,094	30	-	1,124
Intangible assets	-	1,066	523	(408)	1,181
Deferred income taxes	-	81	(53)	-	28
Other non-current assets	23	72	100	-	195
TOTAL ASSETS	$6,254	$6,530	$2,555	$(8,274)	$7,065

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$460	$416	$-	$876
Due to affiliates	957	201	507	(1,665)	-
Accrued interest	9	-	1	-	10
Short-term debt	-	-	9	-	9
Long-term debt – current portion	-	3	8	-	11
Total current liabilities	966	664	941	(1,665)	906
Long-term debt, net of current portion	2,132	32	85	-	2,249
Pension plan liability	-	207	93	-	300
Other employee benefits liability	-	253	18	-	271
Deferred income taxes	-	406	-	-	406
Other liabilities	406	95	28	(408)	121
Commitments and contingencies
Mandatorily redeemable noncontrolling interest	-	-	30	-	30
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,820	5,434	1,063	(6,497)	3,820
Accumulated earnings (deficit)	(798)	(561)	265	296	(798)
Accumulated other comprehensive deficit	(172)	-	-	-	(172)
Cost of common stock in treasury	(101)	-	-	-	(101)
Total Owens Corning stockholders’ equity	2,750	4,873	1,328	(6,201)	2,750
Noncontrolling interest	-	-	32	-	32
Total Equity	2,750	4,873	1,360	(6,201)	2,782
TOTAL LIABILITIES AND EQUITY	$6,254	$6,530	$2,555	$(8,274)	$7,065

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2008

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$163	$14	$59	$-	$236
Receivables, net	-	239	337	-	576
Due from affiliates	662	671	135	(1,468)	-
Inventories	-	546	353	-	899
Restricted cash – disputed distribution reserve	-	31	-	-	31
Assets held for sale – current	-	-	13	-	13
Other current assets	3	22	77	-	102
Total current assets	828	1,523	974	(1,468)	1,857
Investment in subsidiaries	4,975	1,383	-	(6,358)	-
Property, plant and equipment, net	456	1,279	1,084	-	2,819
Goodwill	-	1,094	30	-	1,124
Intangible assets	-	1,076	543	(429)	1,190
Deferred income taxes	-	110	(68)	-	42
Assets held for sale – non-current	-	3	-	-	3
Other non-current assets	23	74	90	-	187
TOTAL ASSETS	$6,282	$6,542	$2,653	$(8,255)	$7,222

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$101	$498	$513	$-	$1,112
Due to affiliates	898	78	492	(1,468)	-
Accrued interest	9	-	-	-	9
Short-term debt	-	-	30	-	30
Long-term debt – current portion	-	3	13	-	16
Liabilities held for sale – current	-	-	8	-	8
Total current liabilities	1,008	579	1,056	(1,468)	1,175
Long-term debt, net of current portion	2,108	33	31	-	2,172
Pension plan liability	-	212	96	-	308
Other employee benefits liability	-	252	18	-	270
Deferred income taxes	-	400	-	-	400
Other liabilities	428	91	27	(429)	117
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,824	5,567	1,067	(6,634)	3,824
Accumulated earnings (deficit)	(803)	(592)	316	276	(803)
Accumulated other comprehensive deficit	(183)	-	-	-	(183)
Cost of common stock in treasury	(101)	-	-	-	(101)
Total Owens Corning stockholders’ equity	2,738	4,975	1,383	(6,358)	2,738
Noncontrolling interest	-	-	42	-	42
Total Equity	2,738	4,975	1,425	(6,358)	2,780
TOTAL LIABILITIES AND EQUITY	$6,282	$6,542	$2,653	$(8,255)	$7,222

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$-	$(93)	$(5)	$-	$(98)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(3)	(53)	(39)	-	(95)
Proceeds from the sale of assets or affiliates	3	7	10	-	20
Net cash flow used for investing activities	-	(46)	(29)	-	(75)
NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from issuance of senior notes	344	-	-	-	344
Proceeds from senior revolving credit facility	160	-	99	-	259
Payments on senior revolving credit facility	(480)	-	(47)	-	(527)
Proceeds from long-term debt	-	-	1	-	1
Payments on long-term debt	-	(1)	(10)	-	(11)
Net decrease in short-term debt	-	-	(21)	-	(21)
Parent loans and advances	(126)	126	-	-	-
Net cash flow provided by (used for) financing activities	(102)	125	22	-	45
Effect of exchange rate changes on cash	-	-	2	-	2
Net decrease in cash and cash equivalents	(102)	(14)	(10)	-	(126)
Cash and cash equivalents at beginning of period	163	14	59	-	236
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61	$-	$49	$-	$110

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$-	$99	$(224)	$-	$(125)
NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	(21)	(90)	(36)	-	(147)
Proceeds from the sale of assets or affiliates	-	(3)	228	-	225
Net cash flow provided by (used for) investing activities	(21)	(93)	192	-	78
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	275	-	-	-	275
Payments on senior revolving credit facility	(230)	-	-	-	(230)
Proceeds from long-term debt	-	-	12	-	12
Payments on long-term debt	-	-	(6)	-	(6)
Net decrease in short-term debt	-	-	(5)	-	(5)
Purchase of treasury stock	(19)	-	-	-	(19)
Parent loans and advances	(5)	5	-	-	-
Net cash flow provided by financing activities	21	5	1	-	27
Effect of exchange rate changes on cash	-	-	6	-	6
Net increase (decrease) in cash and cash equivalents	-	11	(25)	-	(14)
Cash and cash equivalents at beginning of period	-	40	95	-	135
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$51	$70	$-	$121

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

Our businesses continued to face demand weakness through the second quarter 2009 as the downturns in the United States housing market and the global economy persisted. Despite these conditions, the diversity of our portfolio of businesses served us well. We delivered $140 million in Adjusted EBIT for the first half 2009 as strong results in our Roofing business more than offset weak results in our other businesses (see below for further information regarding Adjusted EBIT, including a reconciliation to net earnings attributable to Owens Corning).

First half 2009 earnings before interest and taxes in our Roofing business improved $261 million over the first half 2008. Selling prices and actions we have taken to improve our cost and product mix drove this increase.

Demand in all of our businesses was lower in the first half of 2009 compared to 2008, with the weakness most pronounced in our Insulation and Reinforcements businesses. However, we did see some continued improvement in demand in our Reinforcements business in the second quarter 2009 compared to the first quarter 2009.

Demand weakness resulted in underutilization of our production capacity, particularly in our Composites segment and in our Insulation business. We are continuing to respond to the current environment by reducing our cost structure across the Company. Since the second half of 2008, we have taken various cost-reduction actions including curtailing significant capacity, extending furnace downtimes for rebuilds, reducing headcount and delaying capital projects. We anticipate that these actions will contribute to annual cost savings of about $160 million in 2009 as compared to 2008.

We continue our focus on generating cash and maintaining a strong balance sheet with ample liquidity. Due to the seasonality of our business, we typically have negative cash flow from operations in the first half of the year. During the first half of 2009, we used $27 million less cash in our operations than we did in the first half of 2008. We further strengthened our liquidity position in the second quarter with the issuance of $350 million of 9.0% senior notes due 2019. Proceeds from this issuance were used to reduce outstanding amounts under our senior revolving credit facility, which matures in 2011. At the end of the second quarter 2009, we had $889 million available on our $1 billion senior revolving credit facility, and cash on hand of $110 million. The Company has no significant debt maturities until the fourth quarter 2011.

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

Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$1,219	$1,574	$2,293	$2,927
Gross margin	$250	$257	$408	$451
% of net sales	21%	16%	18%	15%
Marketing and administrative expenses	$128	$165	$252	$307
% of net sales	11%	10%	11%	10%
Charges related to cost reduction actions	$8	$4	$30	$6
Earnings before interest and taxes	$88	$74	$70	$95
Interest expense, net	$26	$29	$51	$61
Income tax expense	$29	$2	$15	$4
Net earnings attributable to Owens Corning	$33	$41	$5	$28

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

The decrease in net sales for the second quarter and year-to-date 2009 compared to the same periods in 2008 was driven by lower net sales in our Insulation and Other businesses within our Building Materials segment and lower net sales in our Composites segment. Partially offsetting these declines were significantly higher net sales in our Roofing business.

GROSS MARGIN

Gross margin as a percentage of sales improved in the second quarter and year-to-date period in 2009 compared to the same periods in 2008. This improvement was primarily the result of significant gross margin improvements in our Roofing business, and our Roofing business representing a greater proportion of gross margin in the 2009 periods. The overall increase in gross margin as a percentage of sales was tempered by margin declines in our Insulation, Reinforcements and Downstream businesses.

Certain items are excluded from management’s internal view of segment performance and, therefore, are excluded from the segment gross margin discussion above, and are included in our Corporate, Other and Eliminations category. For the 2009 periods compared to the 2008 periods, the net impact of these items was not material to gross margin.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were lower in the second quarter and year-to-date period 2009 compared to the same periods in 2008. This was primarily the result of cost savings from synergies realized from our acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses (the “2007 Acquisition”) and our various cost reduction actions taken throughout 2008 and the first half of 2009. Additionally, acquisition integration and transaction costs and performance-based compensation expense were lower in the 2009 periods as compared to the 2008 periods. Acquisition integration and transaction costs impacting marketing and administrative expenses decreased by $14 million in the second quarter 2009 and $19 million for the first half 2009, as compared to the same periods in the prior year. Performance-based compensation expense decreased $1 million in the second quarter 2009 and $5 million for the first half 2009, as compared to the same periods in the prior year.

CHARGES RELATED TO COST REDUCTION ACTIONS

As a result of evaluating market conditions, the Company took actions in the first half of 2009 to curtail production and reduce operating costs. During the three and six months ended June 30, 2009, the Company recorded $11 million and $41 million, respectively, in charges related to these cost reduction actions and related items, and anticipates incurring an additional $8 million of charges throughout the remainder of 2009. Of the charges noted above, $8 million and $30 million, respectively, are related to Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits” severance and is presented in charges related to cost reduction actions on the Consolidated Statements of Earnings. Payments related to these activities will continue into 2010.

EARNINGS BEFORE INTEREST AND TAXES

In addition to the items noted above, earnings before interest and taxes comparability was impacted by the following:

•

In the second quarter and the first six months of 2009, we incurred a $3 million credit and a $3 million charge, respectively, to mark to market a derivative contract related to an electricity supply agreement. These amounts are included in other (income) expenses on the Consolidated Statements of Earnings. No such items were recorded in 2008.

•

In the second quarter 2008, we recorded a $22 million gain on the sale of certain precious metals used in production tooling to other (income) expense on the Consolidated Statements of Earnings. No such sales occurred during other periods in this report.

INTEREST EXPENSE, NET

Higher average borrowing levels in the second quarter and first six months of 2009 compared to the same periods in 2008 were more than offset by lower weighted-average variable interest rates, resulting in lower interest expense in the 2009 periods.

INCOME TAX EXPENSE

Income tax expense for the three and six months ended June 30, 2009 was $29 million and $15 million, respectively. For the second quarter, excluding charges related to valuation allowances in foreign locations of approximately $15 million and other various discrete tax items of approximately $5 million that were incurred

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

during the quarter, our effective tax rate would have been 15%. For the first half of 2009, excluding charges related to valuation allowances in foreign locations of approximately $15 million and other various discrete tax items that reduced income tax expense by approximately $3 million, our effective tax rate would have been 16%. The difference between the effective tax rates during these periods and the statutory tax rate of 35% was primarily attributable to various tax planning initiatives implemented in 2007 and 2008, which have significantly reduced our cash taxes and tax provision related to our international operations.

Adjusted Earnings Before Interest and Taxes (“Adjusted EBIT”)

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

Adjusting items are shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net precious metal lease expense	$-	$(2)	$(1)	$(6)
Charges related to cost reduction actions and related items	(11)	(4)	(41)	(6)
Acquisition integration and transaction costs	(8)	(20)	(14)	(32)
Gains (losses) on sales of assets and other	5	20	(2)	20
Employee emergence equity program expense	(6)	(7)	(12)	(14)
Asset impairments	-	-	-	(10)
Total adjusting items	$(20)	$(13)	$(70)	$(48)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$33	$41	$5	$28
Less: Net earnings attributable to noncontrolling interests	-	1	-	1
NET EARNINGS	33	42	5	29
Equity in net earnings (loss) of affiliates	-	(1)	1	(1)
EARNINGS BEFORE EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	33	43	4	30
Income tax expense	29	2	15	4
EARNINGS BEFORE TAXES	62	45	19	34
Interest expense, net	26	29	51	61
EARNINGS BEFORE INTEREST AND TAXES	88	74	70	95
Less: adjusting items from above	(20)	(13)	(70)	(48)
ADJUSTED EBIT	$108	$87	$140	$143

Segment Results

The Company discloses its segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“FAS 131”). In the first quarter of 2009, the Company’s Chief Operating Decision Maker (“CODM”) fully implemented the structure of assessing performance and allocating resources based on two operating segments, Composites and Building Materials. Beginning in the second half of 2008, certain organizational structure and other changes were made by the CODM to facilitate managing the business from two operating segments. These changes, which became fully functional in the first quarter 2009, included the hiring of a Building Materials Group President, restructuring the Company’s incentive compensation plan for 2009, and changing the reporting structure of the CODM’s leadership team.

Earnings (loss) before interest and taxes (“EBIT”) by segment consists of net sales less related costs and expenses and are presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in EBIT for our reportable segments and are included in the Corporate, Other and Eliminations category, which is presented following the discussion of our reportable segments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions). Prior periods have been adjusted to reflect the change to two reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$391	$660	$736	$1,326
% change from prior year	-41%	70%	-44%	76%

EBIT	$(19)	$71	$(37)	$135
EBIT as a % of net sales	-5%	11%	-5%	10%

Depreciation and amortization expense	$26	$34	$61	$64

NET SALES

The rapid and significant global economic slow-down that began in the fourth quarter 2008 has reduced overall demand for composite materials. This has led to lower sales volumes in both our Reinforcements and Downstream businesses for the three and six month periods ended June 30, 2009 as compared to the same periods in the prior year. These declines represented approximately two-thirds of the decrease in net sales for each of the three and six months ended June 30, 2009 as compared to the same period in the prior year. The favorable trend in demand for Reinforcements that began in the first quarter 2009 continued throughout the second quarter. For each comparative period, the remainder of the decrease in net sales was primarily a result of an unfavorable currency impact ($48 million for the second quarter comparison and $89 million for the first half comparison) and of the May 2008 divestiture of two composite manufacturing plants in Battice, Belgium and Birkeland, Norway (the “May 2008 Divestiture”).

EBIT

EBIT was significantly lower in the second quarter and first half 2009 compared to the same periods in 2008. Substantially all of the segment’s decrease in EBIT was the result of lower sales volumes, including the impact of underutilization of our production capacity. We took aggressive actions in this segment beginning in the first quarter 2009 and continuing through the second quarter to reduce inventories and operating costs by decreasing production to levels below current demand. These lower production levels, achieved through idling and shutting down production lines, coupled with headcount reductions have reduced our operating costs in this segment. Also impacting EBIT comparability for the six months ended June 30, 2009 was the inclusion in 2008 of EBIT from the manufacturing plants divested in May 2008.

OUTLOOK

We will continue to realize the benefits of additional synergies from the 2007 Acquisition and our various cost reduction actions taken in 2008 and 2009. Based on the first half 2009 sales trend within our Reinforcements business, we believe that incremental demand improvement will continue in the third and fourth quarters of 2009, and that we will maintain production near current levels until demand supports higher production. Considerable uncertainties remain in our global markets, including the pace of any demand improvement and competitive pressures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Building Materials segment and our businesses within this segment (in millions). Prior periods have been adjusted to reflect the change to two reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales
Insulation	$284	$413	$566	$786
Roofing	542	475	999	782
Other	42	69	72	122
Eliminations	(3)	(4)	(6)	(8)
Total Building Materials	$865	$953	$1,631	$1,682
% change from prior year	-9%	1%	-3%	-3%

EBIT
Insulation	$(28)	$7	$(67)	$23
Roofing	182	37	281	20
Other	(11)	(5)	(18)	(8)
Total Building Materials	$143	$39	$196	$35
EBIT as a % of net sales	17%	4%	12%	2%

Depreciation and amortization expense
Insulation	$29	$28	$59	$58
Roofing	11	9	22	19
Other	4	3	7	6
Total Building Materials	$44	$40	$88	$83

NET SALES

Despite the significant and continued downturn in the United States housing market, net sales in our Building Materials segment have decreased only 9% and 3% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. Within our Building Materials segment, net sales decreased in our Insulation business, while net sales increased in our Roofing business.

In Roofing, selling prices have been stable since the beginning of the fourth quarter 2008. Leading up to the fourth quarter 2008, our selling prices had been increasing to recover inflation in raw material costs, particularly asphalt. The 2009 level of selling prices led to increased net sales of more than 25% in the second quarter and the first half compared to the same periods in 2008. These increases were partially offset by lower sales volumes, which were a result of lower residential construction activity in the United States and reduced storm-related demand.

In Insulation, declining demand primarily related to the lower level of United States housing starts, drove the decreases in net sales. We estimate that residential insulation demand lags the start of new residential construction by approximately three months. First quarter 2009 United States housing starts were 50% lower than those in the first quarter 2008 according to data reported by the United States Census Bureau. Our Insulation

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

business includes a diversified portfolio that softened the impact of the United States housing decline on our sales. This portfolio includes a geographic mix with Canada, Asia-Pacific and Latin America, as well as a market mix that includes commercial, industrial and other non-residential markets. We have been seeing some weakness in many of these markets, which became more pronounced in the second quarter 2009.

EBIT

The significant increase in EBIT for each year-over-year period was driven by unit margin improvements in our Roofing business. Roofing unit margins began improving in the second quarter 2008 as selling price increases outpaced inflation. These improvements accounted for substantially all of the increase in Roofing EBIT for the three and six months ended June 30, 2009 as compared to the same periods in 2008.

Partially offsetting the EBIT improvements noted above was the impact of lower sales volumes on our Insulation business, including the impact of underutilization of our production capacity. These lower sales volumes accounted for substantially all of the decrease in Insulation EBIT for the three and six months ended June 30, 2009 as compared to the same periods in 2008.

In response to the continued weak United States housing market, we took actions across our Building Materials segment throughout 2008 and into the first half 2009 to reduce our production capacity and align our cost structure with market demand.

OUTLOOK

We expect continued weakness in the United States housing industry to negatively affect demand in our Building Materials segment throughout 2009. In our Insulation business, despite our significant cost and capacity actions, we do not expect the cost savings associated with these actions to offset the impact of continued demand-driven weakness. Assuming sustained gross margins in our Roofing business, Roofing performance will continue to more than offset weakness in our Insulation and Other businesses. Uncertainties that may impact our Roofing gross margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt. In Insulation and Other, we are prepared to take further actions to reduce our capacity and lower our cost structure if further weakening occurs. Conversely, we are prepared to respond to increased demand by bringing additional production capacity back on-line.

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net precious metal lease expense	$-	$(2)	$(1)	$(6)
Charges related to cost reduction actions and related items	(11)	(4)	(41)	(6)
Acquisition integration and transaction costs	(8)	(20)	(14)	(32)
Gains (losses) on sales of assets and other	5	20	(2)	20
Employee emergence equity program expense	(6)	(7)	(12)	(14)
Asset impairments	-	-	-	(10)
General corporate expense	(16)	(23)	(19)	(27)
EBIT	$(36)	$(36)	$(89)	$(75)

Depreciation and amortization	$4	$5	$9	$9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EBIT

Charges related to cost reduction actions and related items were greater in the current year periods as a result of significant actions we took beginning in the first quarter 2009 to reset our cost structure across the Company. Acquisition integration and transaction costs are costs incurred related to the integration of our 2007 Acquisition. These costs decreased by $12 million and $18 million, respectively, for the three and six months ended June 30, 2009. Gains (losses) on sales of assets and other for the 2008 periods include a $22 gain on the sale of certain precious metals. In the three and six months ended June 30, 2009, we recorded a $3 million credit and a $3 million charge, respectively, to gains (losses) on sales of assets and other to mark-to-market an energy supply derivative contract. In the first quarter of 2008, the Company recorded an impairment loss of $10 million as a corporate charge to cost of sales on the Consolidated Statements of Earnings to write the property, plant and equipment of the facilities in Battice, Belgium and Birkeland, Norway down to fair value less costs to sell.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

Since 2008, worldwide capital and credit markets have seen unprecedented volatility. While market conditions have stabilized and improved somewhat, we are still closely monitoring the potential impact on our liquidity. To date, these market conditions have not had any material adverse impact on our liquidity. The Company has no significant debt maturities coming due until the fourth quarter 2011 when the senior revolving credit facility and the senior term loan facility mature. We have been diligent in our efforts to ensure we have adequate availability on our senior revolving credit facility. In the second quarter 2009, we issued $350 million of senior notes maturing in 2019 and used the proceeds to reduce outstanding amounts under our senior revolving credit facility.

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

The Credit Agreement applicable to our senior revolving credit facility and our senior term loan facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that are usual and customary for a senior unsecured credit agreement. We were well within compliance with these covenants as of June 30, 2009. At June 30, 2009, we had $ 2.3 billion of short- and long-term debt and cash-on-hand of $110 million. During the second quarter 2009, both credit rating agencies reaffirmed our prior credit ratings. As of June 30, 2009, we had a credit rating of BBB- with a negative outlook from Standard & Poor’s Ratings Services and a rating of Ba1 with a negative outlook from Moody’s Investors Service.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash balance	$110	$121	$110	$121
Cash provided by (used for) operating activities	$190	$(18)	$(98)	$(125)
Cash provided by (used for) investing activities	$(38)	$128	$(75)	$78
Cash provided by (used for) financing activities	$(136)	$(101)	$45	$27
Unused committed credit lines	$889	$748	$889	$748

Operating activities: In the second quarter 2009, we generated $190 million of cash flow from operating activities, while in the second quarter 2008, we used $18 million in cash for our operating activities. This change was driven by a significant improvement in working capital, with $69 million of cash generated through working capital reductions in the second quarter 2009 compared to $103 million of cash used for working capital in the second quarter 2008. The reduction in working capital in the second quarter 2009 was a result of production curtailments as part of our cost reduction actions.

Investing activities: The increase in cash flow used for investing activities is primarily the result of significantly less proceeds from the sales of assets or affiliates, partially offset by decreased additions to plant and equipment. Proceeds from the sales of assets in 2008 were primarily related to the 2008 Divestiture and the sale of certain precious metals used in production tooling. Additions to plant and equipment were $55 million and $95 million in the second quarter and first half of 2009, respectively, compared to $95 million and $147 million in the second quarter and first half of 2008, respectively. As part of our cost reduction actions and focus on cash, we have reduced our forecasted capital expenditures for 2009.

Financing activities: The $18 million increase in cash provided by financing activities in the six months ended June 30, 2009 was primarily the result of the purchases of treasury stock totaling $19 million in the first half 2008.

2009 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of free cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures are expected to be less than $230 million in 2009, excluding the purchase of precious metals. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Share Buy-back Program: On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at our discretion. During the six months ended June 30, 2008, we repurchased approximately 1.0 million shares of our common stock for an average price paid per share of $23.55. The cost of these treasury shares is shown as a reduction of stockholders’ equity on the Consolidated Balance Sheets. No such repurchases were made during the six months ended June 30, 2009. At June 30, 2009, there were approximately 1.9 million shares remaining available for repurchase under the share buy-back program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash to the 524(g) Trust in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of June 30, 2009 our federal tax net operating losses remaining were $2.6 billion. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

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

Pension contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $23 million and $37 million to the plans during the six months ended June 30, 2009 and 2008, respectively. The Company expects to contribute approximately $41 million in cash to its pension plans during 2009. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

Derivatives

To mitigate some of the near-term volatility in our earnings and cash flows, we use financial and derivative instruments to hedge certain exposures, principally currency- and energy-related. Our current hedging practice has been to hedge a variable percentage of certain energy and energy-related exposures on a rolling forward basis up to 36 months out. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures, and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures.

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

Contractual obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. Other than the issuance of the $350 million senior notes and the reduction of our senior revolving credit facility previously discussed, during the first six months of 2009, there were no material changes to such contractual obligations outside the ordinary course of our business.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. In the six months ended June 30, 2009, our RIR improved approximately 15% over our performance throughout 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“FAS 168”). While FAS 168 is not intended to change accounting principles generally accepted in the United States, it will change the way the Company references these accounting principles in its Consolidated Financial Statements and Notes. FAS 168 is effective for interim or annual reporting periods ending after September 15, 2009. The adoption of FAS 168 will change the Company’s disclosures.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“FAS 167”). This statement amends the timing, and considerations, of analyses performed to determine if the Company’s variable interests give it a controlling financial interest in a variable interest entity, as well as requires additional disclosures. FAS 167 is effective as of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period and thereafter. The Company is currently evaluating the impact of adopting FAS 167.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“FAS 165”). FAS 165 establishes general standards of accounting and disclosures for events that occur after the balance sheet date, but before financial statements are issued. Application of FAS 165 is required for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of FAS 165 resulted in additional disclosures.

In April 2009, the FASB issued FASB Staff Position no. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”). FSP 107-1 amends Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim and annual reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company’s adoption of FSP 107-1 resulted in additional disclosures.

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employer’s Disclosure about Postretirement Benefit Plan Assets,” (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s disclosure about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009 with early application permitted. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative periods. The Company is currently evaluating the impact of adopting this statement on its disclosures.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At June 30, 2009, we had environmental remediation liabilities as a PRP at 39 sites. Our environmental liabilities at 20 of these sites will be paid out of the Disputed Distribution Reserve (as defined in Note 20). At the other 19 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve in accordance with accounting principles generally accepted in the United States to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2009, our reserve for such liabilities was $10 million, of which $4 million is recorded in the Disputed Distribution Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

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

Securities and Certain Other Litigation

On September 1, 2006, various members of the Investment Review Committee of the Predecessor (as defined in Note 20) were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor the Predecessor is named in the lawsuit but such individuals would have a contingent indemnification claim against the Predecessor. The suit, brought by former employees of the Predecessor, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in a Predecessor company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the defendants’ Motion for Summary Judgment. On April 15, 2008, the defendants filed a Motion for Reconsideration. On December 24, 2008, the court granted the defendants’ Motion for Reconsideration and dismissed the action. On January 9, 2009, the plaintiffs filed a Motion to Amend Judgment. On February 6, 2009, the defendants filed an Opposition to Plaintiff’s Motion to Amend Opinion and Order of Judgment. On June 3, 2009, the plaintiffs filed a Notice of Appeal in the United States Court of Appeals for the Sixth Circuit.

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

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2009	21		$10.43	-	1,885,626
May 1-31, 2009	21		15.25	-	1,885,626
June 1-30, 2009	-		-	-	1,885,626
Total	42	*	$13.48	-

*	The Company retained 42 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

No matter was submitted to a vote of security holders during the quarter ended June 30, 2009.

ITEM 5.	OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	August 5, 2009	By:	/s/ Duncan J. Palmer
Duncan J. Palmer
Senior Vice President and Chief Financial Officer (as duly authorized officer)

Date:	August 5, 2009	By:	/s/ Mark W. Mayer
Mark W. Mayer
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
4.1

Indenture, dated as of June 2, 2009, between Owens Corning, certain of Owens Corning’s subsidiaries and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Registration Statement on Form S-3 (File No. 333-159689), filed June 3, 2009).

4.2

Supplemental Indenture, dated June 8, 2009, between Owens Corning, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 8, 2009).

4.3	Form of 9.000% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 8, 2009).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
99.1	Subsidiaries of Owens Corning (filed herewith).