Form 10-Q
period 2009-09-30
Owens Corning
filed 2009-10-28
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Yes ☑            No ☐

As of October 14, 2009, 127,832,344 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

(i)

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(unaudited)

(in millions, except per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
NET SALES	$1,348	$1,629	$3,641	$4,556
COST OF SALES	1,068	1,358	2,953	3,834

Gross margin	280	271	688	722
OPERATING EXPENSES
Marketing and administrative expenses	135	151	387	458
Science and technology expenses	15	16	45	52
Charges related to cost reduction actions	3	2	33	8
Chapter 11-related reorganization items	1	-	1	-
Employee emergence equity program expense	5	6	17	20
Other (income) expenses	1	(17)	15	(24)

Total operating expenses	160	158	498	514

EARNINGS BEFORE INTEREST AND TAXES	120	113	190	208
Interest expense, net	30	29	81	90

EARNINGS BEFORE TAXES	90	84	109	118
Income tax expense	8	892	23	896

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	82	(808)	86	(778)
Equity in net earnings (loss) of affiliates	(1)	2	-	1

NET EARNINGS (LOSS)	81	(806)	86	(777)
Less: Net earnings attributable to noncontrolling interests	1	1	1	2

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$80	$(807)	$85	$(779)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.64	$(6.35)	$0.68	$(6.08)
Diluted	$0.63	$(6.35)	$0.67	$(6.08)

WEIGHTED AVERAGE COMMON SHARES
Basic	124.5	127.0	124.5	128.2
Diluted	127.1	127.0	126.8	128.2

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	Sept. 30, 2009	Dec. 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$387	$236
Receivables, less allowances of $22 at Sept. 30, 2009 and $21 at Dec. 31, 2008	729	576
Inventories	695	899
Restricted cash – disputed distribution reserve	30	31
Assets held for sale – current	-	13
Other current assets	109	102

Total current assets	1,950	1,857
Property, plant and equipment, net	2,790	2,819
Goodwill	1,125	1,124
Intangible assets	1,176	1,190
Deferred income taxes	38	42
Assets held for sale – non-current	-	3
Other non-current assets	192	187

TOTAL ASSETS	$7,271	$7,222

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$931	$1,112
Accrued interest	38	9
Short-term debt	12	30
Long-term debt – current portion	10	16
Liabilities held for sale – current	-	8

Total current liabilities	991	1,175
Long-term debt, net of current portion	2,192	2,172
Pension plan liability	338	308
Other employee benefits liability	272	270
Deferred income taxes	424	400
Other liabilities	142	117
Commitments and contingencies
Mandatorily redeemable noncontrolling interest	30	-
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,833	3,824
Accumulated deficit	(718)	(803)
Accumulated other comprehensive deficit	(165)	(183)
Cost of common stock in treasury (c)	(101)	(101)

Total Owens Corning stockholders’ equity	2,850	2,738
Noncontrolling interest	32	42

Total Equity	2,882	2,780

TOTAL LIABILITIES AND EQUITY	$7,271	$7,222

(a)	10 shares authorized; none issued or outstanding at Sept. 30, 2009 and Dec. 31, 2008
(b)	400 shares authorized; 132.5 issued and 127.8 outstanding at Sept. 30, 2009; 131.7 issued and 127.0 outstanding at Dec. 31, 2008
(c)	4.7 shares at Sept. 30, 2009 and Dec. 31, 2008

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended Sept. 30,
	2009	2008
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net earnings (loss)	$86	$(777)
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	238	240
Gain on sale of businesses and fixed assets	(10)	(49)
Impairment of long-lived assets	3	11
Deferred income taxes	15	869
Provision for pension and other employee benefits liabilities	26	29
Employee emergence equity program expense	17	20
Stock-based compensation expense	18	15
Increase in receivables	(151)	(264)
(Increase) decrease in inventories	240	(52)
(Increase) decrease in prepaid assets	7	(27)
Increase (decrease) in accounts payable and accrued liabilities	(147)	54
Pension fund contribution	(34)	(69)
Payments for other employee benefits liabilities	(19)	(18)
Other	(20)	1

Net cash flow provided by (used for) operating activities	269	(17)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(151)	(294)
Proceeds from the sale of assets or affiliates	39	269

Net cash flow used for investing activities	(112)	(25)

NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from issuance of senior notes	344	-
Proceeds from senior revolving credit facility	260	457
Payments on senior revolving credit facility	(586)	(415)
Proceeds from long-term debt	1	12
Payments on long-term debt	(13)	(8)
Net decrease in short-term debt	(18)	(7)
Purchase of treasury stock	-	(62)

Net cash flow used for financing activities	(12)	(23)

Effect of exchange rate changes on cash	6	6
Net increase (decrease) in cash and cash equivalents	151	(59)
Cash and cash equivalents at beginning of period	236	135

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$387	$76

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	GENERAL

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning and its subsidiaries.

The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair presentation of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s 2008 annual report on Form 10-K as updated by the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2009. During the nine months ended September 30, 2009, the Company recorded lower earnings before taxes of $5 million (additional $1 million of net earnings attributable to Owens Corning) related to prior periods. The effects were not material to the previously issued financial statements. The Company has assessed subsequent events through the date of issuance, October 28, 2009, and has determined no material subsequent events occurred after the balance sheet date but prior to the issuance date. Certain reclassifications have been made to the periods presented for 2008 to conform to the classifications used in the periods presented for 2009.

2.	SEGMENT INFORMATION

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

Since the Company’s two operating segments do not share similar economic characteristics, they may not be aggregated. Therefore, the Company has two reportable segments: Composites and Building Materials. Accounting policies for the segments are the same as those for the Company. The Company’s two reportable segments are defined as follows:

Composites – comprised of our Reinforcements and Downstream businesses. Within the Reinforcements business, the Company manufactures, fabricates and sells glass reinforcements in the form of fiber. Within the Downstream business, the Company manufactures and sells glass fiber products in the form of fabrics, mat, veil and other specialized products.

Building Materials – comprised of our Insulation, Roofing, and Other businesses. Within the Insulation business, the Company manufactures and sells fiberglass insulation into residential, commercial, industrial, and other markets for both thermal and acoustical applications. It also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media and foam insulation used in above and below grade construction applications. Within the Roofing business, the Company manufactures and sells residential roofing shingles and oxidized asphalt materials used in residential and commercial construction and specialty applications. Our Other businesses include Masonry Products, which manufactures and sells stone veneer building products and Construction Services, which provides franchise opportunities for the home remodeling and new construction industries.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	SEGMENT INFORMATION (continued)

NET SALES

The following table summarizes our net sales by segment and geographic region (in millions). External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer. Prior periods have been adjusted to reflect the change to two reportable segments.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Reportable Segments
Composites	$451	$589	$1,187	$1,915
Building Materials	937	1,091	2,568	2,773

Total reportable segments	1,388	1,680	3,755	4,688
Corporate eliminations	(40)	(51)	(114)	(132)

NET SALES	$1,348	$1,629	$3,641	$4,556

External Customer Sales by Geographic Region
United States	$925	$1,098	$2,550	$2,840
Europe	139	202	387	776
Asia Pacific	170	177	418	524
Other	114	152	286	416

NET SALES	$1,348	$1,629	$3,641	$4,556

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

The following table summarizes EBIT by segment (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Reportable Segments
Composites	$2	$54	$(35)	$189
Building Materials	156	92	352	127

Total reportable segments	$158	$146	$317	$316

Corporate, Other and Eliminations
Chapter 11-related reorganization items	$(1)	$-	$(1)	$-
Net precious metal lease income (expense)	1	(1)	-	(7)
Charges related to cost reduction actions and related items	(4)	(2)	(45)	(8)
Acquisition integration and transaction costs	(7)	(20)	(21)	(62)
Gains (losses) on sales of assets and other	1	16	(1)	36
Employee emergence equity program expense	(5)	(6)	(17)	(20)
General corporate expense	(23)	(20)	(42)	(47)

EBIT	$120	$113	$190	$208

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.	INVENTORIES

Inventories consist of the following (in millions):

	Sept. 30, 2009	Dec. 31, 2008
Finished goods	$501	$656
Materials and supplies	194	243

Total inventories	$695	$899

Prior to the first quarter of 2009, the Company valued its inventories in the United States under the last-in, first-out (“LIFO”) cost method. These inventories represented approximately 50% of the Company’s total inventory balance as of December 31, 2008. As of January 1, 2009, the Company changed its method of accounting for these inventories from the LIFO method to the first-in, first-out (“FIFO”) method. Use of FIFO provides better comparability to our peers, conforms the Company’s worldwide inventories to a consistent inventory costing method, and provides better matching of the Company’s expenses with its revenues. This change in accounting principle was applied retrospectively to all prior periods presented herein.

The following tables show the effects of the change in the Company’s inventory costing method on the Consolidated Statements of Earnings (Loss) (in millions, except per share amounts):

	Three Months Ended Sept. 30, 2009			Three Months Ended Sept. 30, 2008
	Computed under Prior Method	Effect of Change	As Reported	Originally Reported	Effect of Change	As Adjusted
Earnings before interest and taxes	$128	$(8)	$120	$98	$15	$113

Net earnings (loss) attributable to Owens Corning	$88	$(8)	$80	$(810)	$3	$(807)

Earnings (loss) per common share attributable to Owens Corning common stockholders

Basic	$0.70	$(0.06)	$0.64	$(6.38)	$0.03	$(6.35)

Diluted	$0.69	$(0.06)	$0.63	$(6.38)	$0.03	$(6.35)

	Nine Months Ended Sept. 30, 2009			Nine Months Ended Sept. 30, 2008
	Computed under Prior Method	Effect of Change	As Reported	Originally Reported	Effect of Change	As Adjusted
Earnings before interest and taxes	$192	$(2)	$190	$181	$27	$208

Net earnings (loss) attributable to Owens Corning	$87	$(2)	$85	$(794)	$15	$(779)

Earnings (loss) per common share attributable to Owens Corning common stockholders

Basic	$0.70	$(0.02)	$0.68	$(6.19)	$0.11	$(6.08)

Diluted	$0.69	$(0.02)	$0.67	$(6.19)	$0.11	$(6.08)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to, among other things, the impact of changes in commodity prices, foreign currency exchange rates, interest rates, and precious metals lease rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks, and does not enter into such transactions for trading purposes.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of setoff provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2009, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company. As of December 31, 2008, the Company had $3 million on deposit with one of its counterparties.

Assets and liabilities designated as hedged items are assessed for impairment or for the need to recognize an increased obligation. Such assessments are made after hedge accounting has been applied to the asset or liability and exclude a consideration of (1) any anticipated effects of hedge accounting and (2) the fair value of any related hedging instrument that is recognized as a separate asset or liability. The assessment for an impairment of an asset, however, includes a consideration of the losses that have been deferred in other comprehensive deficit (“OCI”) as a result of a cash flow hedge of that asset.

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to natural gas price and foreign exchange risk. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in other (income) expenses on the Consolidated Statements of Earnings (Loss) for foreign exchange hedges, and in cost of sales on the Consolidated Statements of Earnings (Loss) for commodity hedges, when the hedged item impacts earnings. Cash flow hedges related to foreign exchange risk were immaterial for all periods presented. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in other on the Consolidated Statement of Cash Flows.

The Company currently has natural gas derivatives designated as hedging instruments that mature within 28 months. The Company’s policy is to hedge up to 75% of its total forecasted natural gas exposures for the next two months, up to 50% of its total forecasted natural gas exposures for the following four months, and lesser amounts for the remaining periods. The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated other comprehensive deficit on the Consolidated Balance Sheets. Any portion of the change in fair value of the derivative designated as hedging instruments that is determined to be ineffective is recorded in other (income) expenses on the Consolidated Statements of Earnings (Loss).

As of September 30, 2009, $5 million of losses included in accumulated other comprehensive deficit on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred losses include the recognition of the hedged item through earnings.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the fair value of derivatives designated as hedging instruments and the respective location on the Consolidated Balance Sheets (in millions). The $3 million the Company had on deposit with one of its counterparties as of December 31, 2008 is netted against the derivative liability presented below to conform with the presentation on the Consolidated Balance Sheets.

		Fair Value at
	Location	Sept. 30, 2009	Dec. 31, 2008
Derivative Assets:
Natural gas	Other current assets	$1	$1
Amount of gain recognized in OCI (effective portion)	OCI	$(1)	$(1)
Derivative Liabilities:
Natural gas	Accounts payable and accrued liabilities	$(8)	$(21)
Amount of loss recognized in OCI (effective portion)	OCI	$8	$23

The Company reported no ineffectiveness for each the three and nine months ended September 30, 2009 and 2008. The following table presents the impact and respective location of derivative activities designated as hedges on the Consolidated Statements of Earnings (Loss) (in millions):

		Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	Location	2009	2008	2009	2008
Natural Gas:
Amount of (gain) or loss reclassified from OCI into earnings (effective portion)	Cost of sales	$9	$-	$30		$(4)

Fair Value Hedges

The Company uses forward currency exchange contracts, which qualify as fair value hedges, to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in other (income) expenses on the Consolidated Statements of Earnings (Loss), the effect of which was not material in any period presented. The fair value of these instruments, which are recorded in other current assets on the Consolidated Balance Sheets, was not material for any dates presented.

Other Derivatives

The Company has entered into several energy supply contracts to fix energy costs at certain facilities. Prior to the first quarter of 2009, none of these contracts were required to be accounted for as a derivative because they met the criteria of the normal purchase scope exception. As a result of first quarter 2009 capacity curtailments taken at certain facilities, the normal purchase scope exception is no longer met for one of these supply contracts. The contract is now required to be marked to market each quarter through its termination date of January 31, 2012. As of September 30, 2009, the contract was valued as a liability. The fair value of this contract was $2 million and was recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheets, as of September 30, 2009. In the three and nine months ended September 30, 2009, the company recorded a $1 million credit and a $2 million charge, respectively, in other (income) expenses on the Consolidated Statements of Earnings (Loss) related to this contract. Going forward, the impact of this contract could be positive, neutral or negative in any period depending on market fluctuations.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

	Sept. 30, 2009
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$168	$(26)	$142
Technology	20	203	(33)	170
Franchise and other agreements	15	33	(7)	26
Indefinite-lived intangible assets:
Trademarks		838	-	838

Total intangible assets		$1,242	$(66)	$1,176

Goodwill		$1,125

	Dec. 31, 2008
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$168	$(19)	$149
Technology	20	203	(28)	175
Franchise and other agreements	15	33	(5)	28
Indefinite-lived intangible assets:
Trademarks		838	-	838

Total intangible assets		$1,242	$(52)	$1,190

Goodwill		$1,124

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $21 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets. Amortization of intangible assets related to manufacturing facilities is recorded in cost of sales on the Consolidated Statements of Earnings (Loss).

Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the third quarter of 2009. The increase in goodwill during the nine months ended September 30, 2009 is the result of currency translation adjustments.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	Sept. 30, 2009	Dec. 31, 2008
Land	$226	$210
Buildings and leasehold improvements	630	581
Machinery and equipment	2,476	2,305
Construction in progress	191	272

	3,523	3,368
Accumulated depreciation	(733)	(549)

Property, plant and equipment, net	$2,790	$2,819

In the first quarter of 2008, the Company recorded an impairment loss of $10 million as a corporate charge in cost of sales on the Consolidated Statements of Earnings (Loss) to write the property, plant and equipment of the facilities in Battice, Belgium and Birkeland, Norway down to fair value less costs to sell. Depreciation of plant and equipment related to manufacturing facilities is recorded in cost of sales on the Consolidated Statements of Earnings (Loss).

7.	CHANGES IN NONCONTROLLING INTERESTS

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

The following table discloses the changes in noncontrolling interests on Owens Corning stockholders’ equity and effects on net earnings (loss) attributable to Owens Corning (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Net earnings (loss) attributable to Owens Corning	$80	$(807)	$85	$(779)
Decrease in Owens Corning additional paid in capital for OCIL shareholder amendment	-	-	21	-

Change from net earnings (loss) attributable to Owens Corning and change in noncontrolling interests	$80	$(807)	$64	$(779)

8.	DIVESTITURES

In May 2009, the Company completed the sale of the assets and liabilities at certain European distribution centers within the Composites segment for cash proceeds of $9 million. These facilities were sold as a result of the integration of the 2007 acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses (the “2007 Acquisition”). In the second quarter of 2009, the Company recorded a gain of $1 million on the sale of these facilities which is included in other (income) expenses on the Consolidated Statements of Earnings (Loss).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.	ASSETS AND LIABILITIES HELD FOR SALE

At September 30, 2009, there were no assets or liabilities held for sale. During 2008, the Company committed to plans to sell the assets and liabilities of certain facilities as a result of the integration of the 2007 Acquisition. The assets and liabilities held for sale as of December 31, 2008 consisted of the following (in millions):

Dec. 31, 2008
Current assets
Receivables, less allowances	$5
Inventories	8

Total current assets	13
Property, plant and equipment, net	3

Total assets	$16

Accounts payable and accrued liabilities	$8

Total current liabilities	8

Total liabilities	$8

10.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Nine Months Ended Sept. 30, 2009
Beginning balance	$37
Amounts accrued for current year	13
Settlements of warranty claims	(12)
Fresh-start present value adjustment	1

Ending balance	$39

11.	COST REDUCTION ACTIONS

2009 Cost Reduction Actions

As a result of evaluating market conditions, the Company took actions in the first three quarters of 2009 to curtail production and reduce operating costs. During the three and nine months ended September 30, 2009, the Company recorded $4 million and $45 million, respectively, in charges related to these cost reduction actions and related items, and anticipates incurring an additional $8 million of charges throughout the remainder of 2009. Of the charges noted above, $3 million and $33 million, respectively, are related to severance and are presented in charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss). Payments related to these activities will continue into 2010.

Corporate

In the first quarter of 2009, the Company’s actions resulted in $4 million in charges related to cost reduction actions and related items, which comprised of $2 million in severance costs due to workforce reductions for corporate employees and equity awards costs for all employees terminated as part of the actions and $2 million of other charges related to an impairment of an asset. An additional $1 million of charges related to severance was incurred in the third quarter of 2009.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.	COST REDUCTION ACTIONS (continued)

Composites

Through the second quarter of 2009, the Company’s actions resulted in $24 million in charges related to cost reduction actions and related items, comprised of $15 million in severance costs due to workforce reduction and production curtailment and $9 million of other charges. The $9 million of other charges consists of $7 million of accelerated depreciation related to production curtailments and $2 million related to other costs.

In the third quarter of 2009, additional charges of $3 million were recorded, which comprised of $2 million in severance costs due to workforce reduction and production curtailment and $1 million of accelerated depreciation.

Building Materials

Through the second quarter of 2009, the Company’s actions resulted in $13 million in charges related to cost reduction actions for severance due to work force reduction and production curtailment. No additional charges were incurred during the three months ended September 30, 2009.

The following table summarizes the status of the unpaid liabilities from the Company’s 2009 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2008	Costs Incurred	Payments	Ending Balance Sept. 30, 2009	Cumulative Charges Incurred
Severance	$-	$33	$(17)	$16	$33

Total	$-	$33	$(17)	$16	$33

2007 Cost Reduction Actions

As of September 30, 2009, $2 million of charges related to the 2007 cost reduction actions is included in accrued liabilities. This balance relates to severance costs that were incurred but have not yet been paid.

12.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	Sept. 30, 2009	Dec. 31, 2008
6.50% senior notes, net of discount, due 2016	$649	$648
7.00% senior notes, net of discount, due 2036	539	539
9.00% senior notes, net of discount, due 2019	345	-
Senior term loan facility, maturing in 2011	600	600
Senior revolving credit facility, maturing in 2011	-	320
Various capital leases, due through and beyond 2050	45	47
Various floating rate debt, maturing through 2027	19	29
Other fixed rate debt, with maturities up to 2022, at rates up to 11%	5	5

Total long-term debt	2,202	2,188
Less – current portion	10	16

Long-term debt, net of current portion	$2,192	$2,172

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	DEBT (continued)

Senior Notes

On June 3, 2009, the Company issued $350 million of senior notes at 98% to refinance a portion of its senior revolving credit facility (defined below). Interest on the notes is payable semiannually in arrears on June 15 and December 15 each year, beginning on December 15, 2009. The notes will mature on June 15, 2019.

The Company issued $1.2 billion of senior notes on October 31, 2006. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.

The senior notes described above are collectively referred to as the “Senior Notes”. The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The notes will be fully and unconditionally guaranteed by each of our current and future domestic subsidiaries that is a borrower or guarantor under our Credit Agreement (as defined below). The guarantees will be unsecured and will rank equally in right of payment with all other existing and future senior unsecured indebtedness of the guarantors. The guarantees will be effectively subordinated to existing and future secured debt of the guarantors to the extent of the assets securing that indebtedness.

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2009.

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

The Company had $53 million and $65 million of letters of credit outstanding under the senior revolving credit facility at September 30, 2009 and December 31, 2008, respectively. The Credit Agreement contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that are usual and customary for a senior unsecured credit agreement. The Company was well within compliance with these covenants as of September 30, 2009.

Short-Term Debt

At September 30, 2009 and December 31, 2008, short-term borrowings were $12 million and $30 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 5.5% for each September 30, 2009 and December 31, 2008.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company is committed to providing a competitive benefit package to employees. On August 31, 2009 the Company elected to reorganize its postemployment benefit package, by which the Company has enhanced its 401(k) Plan and elected to freeze a portion of the United States Pension Plan for all salaried employees and a significant portion of hourly employees, effective January 1, 2010. The Company re-measured the United States Pension Plan as of August 31, 2009. This re-measurement resulted in a $50 million increase in the pension liability and accumulated other comprehensive deficit on the Consolidated Balance Sheets as of September 30, 2009, which was driven by a reduction in the discount rate.

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended Sept. 30, 2009			Three Months Ended Sept. 30, 2008
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$4	$1	$5	$5	$1	$6
Interest cost	14	6	20	15	7	22
Expected return on plan assets	(16)	(6)	(22)	(18)	(8)	(26)

Net periodic pension cost	$2	$1	$3	$2	$-	$2

	Nine Months Ended Sept. 30, 2009			Nine Months Ended Sept. 30, 2008
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$13	$3	$16	$15	$4	$19
Interest cost	44	18	62	45	21	66
Expected return on plan assets	(51)	(16)	(67)	(54)	(24)	(78)

Net periodic pension cost	$6	$5	$11	$6	$1	$7

The Company expects to contribute approximately $25 million in cash to the United States pension plans and approximately $15 million to non-United States plans during 2009. The Company made cash contributions of approximately $34 million to the plans during the nine months ended September 30, 2009.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Components of Net Periodic Benefit Cost
Service cost	$-	$1	$2	$3
Interest cost	5	4	14	12
Amortization of actuarial gain	(1)	-	(2)	-

Net periodic benefit cost	$4	$5	$14	$15

14.	CONTINGENT LIABILITIES AND OTHER MATTERS

Disputed Distribution Reserve

In connection with the Debtors’ emergence from Chapter 11 bankruptcy proceedings, the Company established a Disputed Distribution Reserve (as discussed more fully in Note 20) funded in the initial amount of approximately $85 million for the potential payment of certain non-tax claims against the Debtors that were disputed as of the Effective Date (as defined in Note 20). The remaining reserve, in the amount of $30 million, is reflected as restricted cash on the Consolidated Balance Sheets as of September 30, 2009.

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

Environmental Matters

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At September 30, 2009, we had environmental remediation liabilities as a PRP at 39 sites. Our environmental liabilities at 20 of these sites will be paid out of the Disputed Distribution Reserve (as defined in Note 20). At the other 19 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2009, our reserve for such liabilities was $15 million, of which $4 million is recorded in the Disputed Distribution Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	STOCK COMPENSATION

2006 Stock Plan

In December 2007, the stockholders approved the Owens Corning 2006 Stock Plan, as amended and restated (the “2006 Stock Plan”). The 2006 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At September 30, 2009, the maximum number of shares remaining available under the 2006 Stock Plan for all stock awards was 3,766,855.

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

During 2009, 922,500 stock options were granted with a weighted-average grant date fair value of $5.62. Assumptions used in the Company’s Black Scholes valuation model to estimate the grant date fair value were expected volatility of 37.4%, expected dividends of 0%, expected term of 6.25 years and a risk-free rate of 2.2%.

During the three and nine months ended September 30, 2009, the Company recognized expense of $2 million and $5 million respectively, related to the Company’s stock options, of which $1 million and $4 million was recorded under the caption of employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). During the three and nine months ended September 30, 2008, the Company recognized expense of $1 million and $4 million, respectively, related to the Company’s stock options, which was recorded under the caption employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). As of September 30, 2009 there was $4 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.64 years. The total aggregate intrinsic value of options outstanding as of September 30, 2009 was $8 million and as of September 30, 2008 the options outstanding had no aggregate intrinsic value.

The following table summarizes our stock option activity:

	Nine Months Ended Sept. 30, 2009
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	2,098,370	$29.90
Granted	922,500	13.81
Forfeited	(22,800)	21.52

Ending Balance	2,998,070	$25.01

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	STOCK COMPENSATION (continued)

The following table summarizes information about options outstanding and exercisable at September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average		Number Exercisable at Sept. 30, 2009	Weighted- Average Exercise Price
		Remaining Contractual Life	Exercise Price

$7.57 – $30.00	2,998,070	7.79	$25.01	-	$-

Restricted Stock Awards and Restricted Stock Units

The Company has granted restricted stock awards and restricted stock units (collectively referred to as “restricted stock”) under its employee emergence equity program, Board of Director compensation plan, LTIP and officer appointment program. Compensation expense for restricted stock is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2013.

During the three and nine months ended September 30, 2009, the Company recognized expense of $8 million and $23 million respectively, related to the Company’s restricted stock, of which $4 million and $13 million was recorded in employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). During the three and nine months ended September 30, 2008, the Company recognized expense of $7 million and $24 million, respectively, related to the Company’s restricted stock, of which $5 million and $16 million, respectively, was recorded as employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). As of September 30, 2009 there was $22 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 1.78 years. The total fair value of shares vested during the nine months ended September 30, 2009 and 2008 was less than $1 million in each period.

A summary of the status of the Company’s plans that had restricted stock issued as of September 30, 2009 and changes during the nine months ended September 30, 2009 are presented below. The weighted-average grant-date fair value of the restricted stock granted during the nine months ended September 30, 2008 was $19.91.

	Nine Months Ended Sept. 30, 2009
	Number of Shares	Weighted- Average Grant- Date Fair Value
Beginning Balance	3,977,382	$27.75
Granted	1,141,918	13.78
Vested	(1,300)	30.00
Forfeited	(103,636)	22.25

Ending Balance	5,014,364	$24.68

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	STOCK COMPENSATION (continued)

measured based on the fair value at the end of each quarter and is recognized on a straight-line basis over the vesting period. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement, change in control or involuntary termination, and pro-rated awards earned will be paid at the end of the three-year period.

2009 Grant

During 2009, the Company granted performance stock. This grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the same three-year period. The amount of performance stock earned will vary from 0% to 200% of performance stock awarded depending on the relative stockholder return performance.

For the 2009 grant, the portion of the performance stock settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended September 30, 2009, the Company estimated the fair value of the performance stock granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 63.9%, a risk free rate of 1.1% and an expected term of 2.3 years. Expected volatility was based on a benchmark study of our peers. The risk-free rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning September 30, 2009 to the end of the three-year performance period.

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

For all performance stock during the three and nine months ended September 30, 2009, the Company recognized expense of $8 million related to the Company’s performance stock. During the three and nine months ended September 30, 2008, the Company recognized expense of $1 million and $7 million, respectively. As of September 30, 2009, there was $15 million of total unrecognized compensation cost related to performance stock. That cost is expected to be recognized over a weighted-average period of 1.69 years.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had issued performance stock as of September 30, 2009, and changes during the nine months ended September 30, 2009 are presented below:

	Nine Months Ended Sept. 30, 2009
	Number of Shares	Weighted- Average Grant- Date Fair Value
Beginning Balance	688,864	$22.42
Granted	503,500	24.30
Forfeited	(60,416)	23.00

Ending Balance	1,131,948	$23.13

Stock Appreciation Rights (“SARs”)

SARs represent the opportunity to receive stock or cash or a combination thereof granted by the Committee. The SAR can be issued in tandem with incentive stock options or free-standing. If the SAR is issued in tandem, then the base price shall be the purchase price per share of common stock of the related option. If the SAR is issued free-standing, then the base price shall be determined by the Committee. As of September 30, 2009 no SARs have been granted.

Bonus Stock Awards

Bonus stock is a reward granted by the Committee that is not subject to performance measures or restriction periods. The stock is issued at the fair value of the Company’s common stock on the grant date. During the first quarter of 2008, the Company granted bonus stock awards resulting in expense of less than $1 million. No bonus stock awards were granted during the nine month period ended September 30, 2009.

16.	EARNINGS (LOSS) PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Net earnings (loss) attributable to Owens Corning	$80	$(807)	$85	$(779)

Weighted-average number of shares outstanding used for basic earnings per share	124.5	127.0	124.5	128.2
Non-vested restricted shares	2.3	-	2.1	-
Options to purchase common stock	0.3	-	0.2	-

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	127.1	127.0	126.8	128.2

Earnings (loss) per common share attributable to Owens Corning common stockholders:

Basic	$0.64	$(6.35)	$0.68	$(6.08)
Diluted	$0.63	$(6.35)	$0.67	$(6.08)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

16.	EARNINGS (LOSS) PER SHARE (continued)

Basic earnings (loss) per share is calculated by dividing earnings (loss) attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at the Company’s discretion. During the nine months ended September 30, 2009, no such repurchases were made. As of September 30, 2009, there were approximately 1.9 million shares remaining available for repurchase under the share buy-back program.

For the three and nine months ended September 30, 2009 and September 30, 2008, the number of shares used in the calculation of diluted earnings (loss) per share did not include 2.1 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

17.	COMPREHENSIVE EARNINGS (DEFICIT)

The following table presents the comprehensive earnings (deficit) attributable to Owens Corning (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Net earnings (loss)	$81	$(806)	$86	$(777)
Currency translation adjustment	51	(93)	54	(55)
Pension and other postretirement adjustment	(51)	(3)	(50)	(3)
Deferred income (loss) on hedging	8	(22)	15	(11)

Comprehensive earnings	89	(924)	105	(846)
Less: Comprehensive earnings (deficit) attributable to noncontrolling interests	2	(2)	2	(3)

Comprehensive earnings (deficit) attributable to Owens Corning	$87	$(922)	$103	$(843)

18.	FAIR VALUE MEASUREMENT

Items Measured at Fair Value

Beginning January 1, 2008, the Company revised its framework and expanded its disclosures related to all financial assets and liabilities measured at fair value and nonfinancial assets and liabilities measured at fair value on a recurring basis (at least annually). Beginning January 1, 2009, the Company applied these changes to nonfinancial assets and liabilities measured on a nonrecurring basis. The effect of these changes was not material, resulting only in increased disclosures. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of September 30, 2009 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$356	$356	$-	$-
Derivative assets	1	-	1	-

Total assets	$357	$356	$1	$-

Liabilities:
Derivative liabilities	$(10)	$-	$(8)	$(2)

Total liabilities	$(10)	$-	$(8)	$(2)

Cash equivalents, by their nature, utilize Level 1 inputs in determining fair value. The Company measures the value of its natural gas hedge contracts and foreign currency forward contracts using Level 2 inputs. The fair value of the Company’s natural gas hedges is determined by a mark to market valuation based on forward curves using observable market prices and the fair value of its foreign currency forward contracts is determined using observable market transactions in over-the-counter markets. A significant portion of the value of the Company’s energy supply derivative contract uses Level 3 inputs. The fair value of the Company’s energy supply derivative contract is determined by a mark to market valuation based on forward curves and on broker quotes.

The following table provides a rollforward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
December 31, 2008	$-
Total losses included in net earnings (loss) attributable to Owens Corning	(2)

September 30, 2009	$(2)

Changes in the fair value of this energy supply derivative contract are included in other (income) expenses on the Consolidated Statements of Earnings (Loss).

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-tem notes receivable were $15 million as of September 30, 2009.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	FAIR VALUE MEASUREMENT (continued)

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of September 30, 2009, the Company’s 6.50% senior notes due 2016 were trading at approximately 99% of par value, the 7.00% senior notes due 2036 were trading at approximately 88% of par value and the 9.00% senior notes due 2019 were trading at approximately 110% of par value.

At September 30, 2009, the Company used a market participant approach to value the remaining long-term debt instruments. This approach, which utilized indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $645 million.

19.	INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2009 was $8 million and $23 million, respectively. For the third quarter, excluding various discrete tax items of approximately $4 million that were incurred during the quarter, our effective tax rate would have been 4%. For the nine months ended as of September 30, 2009, excluding charges related to valuation allowances in foreign locations of approximately $14 million and other various discrete tax items of $3 million, our effective tax rate would have been 6%. The difference between the effective tax rates during these periods and the statutory tax rate of 35% is primarily attributable to the increased level of earnings in the United States, in which there is relatively little income tax expense due to the valuation allowance against the United States deferred tax assets. Also contributing to the lower effective rate are the various tax planning initiatives implemented in 2007 and 2008, which have significantly reduced our cash taxes and tax provision related to our international operations.

In the third quarter 2008, the Company recorded a non-cash charge of $901 million to establish an accounting valuation allowance against its United States deferred tax assets, related to its net operating losses. This non-cash charge resulted in income tax expense for the three and nine months ended September 30, 2008 of $892 million and $896 million, respectively.

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

Pursuant to the terms of the Plan, the Company is obligated to make certain additional payments to certain creditors. The Company had reserved approximately $30 million as of September 30, 2009 to pay remaining claims in the bankruptcy (the “Disputed Distribution Reserve”). The Disputed Distribution Reserve is reflected as restricted cash on the Consolidated Balance Sheets.

21.	ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued authoritative guidance codifying generally accepted accounting principles in the United States (“GAAP”). While the guidance was not intended to change GAAP, it did change the way the Company references these accounting principles in the Notes to the Consolidated Financial Statements. This guidance was effective for interim and annual reporting periods ending after September 15, 2009. The Company’s adoption of this authoritative guidance as of September 30, 2009 changed how it references GAAP in its disclosures.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.	ACCOUNTING PRONOUNCEMENTS (continued)

In June 2009, the FASB issued authoritative guidance amending the timing, and considerations, of analyses performed to determine if the Company’s variable interests give it a controlling financial interest in a variable interest entity, as well as requires additional disclosures. The guidance is effective as of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period and thereafter. The Company is currently evaluating the impact of following the new authoritative guidance.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting and disclosures for events that occur after the balance sheet date, but before financial statements are issued. Application of this authoritative guidance was required for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of this guidance resulted in additional disclosures.

In April 2009, the FASB issued authoritative guidance requiring disclosures about the fair value of financial instruments for interim and annual reporting periods. The guidance was effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this guidance resulted in additional disclosures.

In December 2008, the FASB issued authoritative guidance regarding an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 15, 2009 with early application permitted. Upon initial application, the provisions of this guidance are not required for earlier periods that are presented for comparative periods. The Company is currently evaluating the impact of adopting this on its disclosures.

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

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$960	$467	$(79)	$1,348
COST OF SALES	-	745	402	(79)	1,068

Gross margin	-	215	65	-	280

OPERATING EXPENSES
Marketing and administrative expenses	28	73	34	-	135
Science and technology expenses	-	12	3	-	15
Charges related to cost reduction actions	-	1	2	-	3
Chapter 11-related reorganization items	-	1	-	-	1
Employee emergence equity program expense	-	5	-	-	5
Other (income) expenses	(41)	27	15	-	1

Total operating expenses	(13)	119	54	-	160

EARNINGS BEFORE INTEREST AND TAXES	13	96	11	-	120
Interest expense, net	32	(2)	-	-	30

EARNINGS BEFORE TAXES	(19)	98	11	-	90
Income tax expense	-	8	-	-	8

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES AND AFFILIATES	(19)	90	11	-	82
Equity in net earnings (loss) of subsidiaries	99	11	-	(110)	-
Equity in net earnings (loss) of affiliates	-	(2)	1	-	(1)

NET EARNINGS (LOSS)	80	99	12	(110)	81
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$80	$99	$11	$(110)	$80

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,121	$600	$(92)	$1,629
COST OF SALES	(11)	968	493	(92)	1,358

Gross margin	11	153	107	-	271

OPERATING EXPENSES
Marketing and administrative expenses	15	79	57	-	151
Science and technology expenses	-	13	3	-	16
Charges related to cost reduction actions	-	2	-	-	2
Employee emergence equity program expense	-	5	1	-	6
Other (income) expenses	(29)	20	(8)	-	(17)

Total operating expenses	(14)	119	53	-	158

EARNINGS BEFORE INTEREST AND TAXES	25	34	54	-	113
Interest expense, net	28	-	1	-	29

EARNINGS BEFORE TAXES	(3)	34	53	-	84
Income tax expense	28	855	9	-	892

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES AND AFFILIATES	(31)	(821)	44	-	(808)
Equity in net earnings (loss) of subsidiaries	(776)	45	-	731	-
Equity in net earnings (loss) of affiliates	-	-	2	-	2

NET EARNINGS (LOSS)	(807)	(776)	46	731	(806)
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(807)	$(776)	$45	$731	$(807)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$2,614	$1,211	$(184)	$3,641
COST OF SALES	(4)	2,094	1,047	(184)	2,953

Gross margin	4	520	164	-	688

OPERATING EXPENSES
Marketing and administrative expenses	64	219	104	-	387
Science and technology expenses	-	35	10	-	45
Charges related to cost reduction actions	1	16	16	-	33
Chapter 11-related reorganization items	-	1	-	-	1
Employee emergence equity program expense	-	14	3	-	17
Other (income) expenses	(100)	64	51	-	15

Total operating expenses	(35)	349	184	-	498

EARNINGS BEFORE INTEREST AND TAXES	39	171	(20)	-	190
Interest expense, net	83	(5)	3	-	81

EARNINGS BEFORE TAXES	(44)	176	(23)	-	109
Income tax expense	-	5	18	-	23

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES AND AFFILIATES	(44)	171	(41)	-	86
Equity in net earnings (loss) of subsidiaries	129	(40)	-	(89)	-
Equity in net earnings (loss) of affiliates	-	(2)	2	-	-

NET EARNINGS (LOSS)	85	129	(39)	(89)	86
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$85	$129	$(40)	$(89)	$85

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$2,905	$1,876	$(225)	$4,556
COST OF SALES	(43)	2,566	1,536	(225)	3,834

Gross margin	43	339	340	-	722
OPERATING EXPENSES
Marketing and administrative expenses	84	234	140	-	458
Science and technology expenses	-	37	15	-	52
Charges related to cost reduction actions	-	3	5	-	8
Employee emergence equity program expense	-	15	5	-	20
Other (income) expenses	(49)	99	(74)	-	(24)

Total operating expenses	35	388	91	-	514

EARNINGS BEFORE INTEREST AND TAXES	8	(49)	249	-	208
Interest expense, net	88	(3)	5	-	90

EARNINGS BEFORE TAXES	(80)	(46)	244	-	118
Income tax expense	20	836	40	-	896

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS ( LOSS) OF SUBSIDIARIES AND AFFILIATES	(100)	(882)	204	-	(778)
Equity in net earnings (loss) of subsidiaries	(679)	204	-	475	-
Equity in net earnings (loss) of affiliates	-	(1)	2	-	1

NET EARNINGS (LOSS)	(779)	(679)	206	475	(777)
Less: Net earnings (loss) attributable to noncontrolling interest	-	-	2	-	2

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(779)	$(679)	$204	$475	$(779)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2009

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$354	$-	$33	$-	$387
Receivables, net	-	398	331	-	729
Due from affiliates	557	1,030	136	(1,723)	-
Inventories	-	396	299	-	695
Restricted cash – disputed distribution reserve	-	30	-	-	30
Other current assets	3	17	89	-	109

Total current assets	914	1,871	888	(1,723)	1,950
Investment in subsidiaries	5,008	1,397	-	(6,405)	-
Property, plant and equipment, net	466	1,232	1,092	-	2,790
Goodwill	-	1,095	30	-	1,125
Intangible assets	-	1,061	512	(397)	1,176
Deferred income taxes	2	114	(78)	-	38
Other non-current assets	24	70	98	-	192

TOTAL ASSETS	$6,414	$6,840	$2,542	$ (8,525)	$7,271

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$499	$432	$-	$931
Due to affiliates	990	270	463	(1,723)	-
Accrued interest	37	1	-	-	38
Short-term debt	-	-	12	-	12
Long-term debt – current portion	-	2	8	-	10

Total current liabilities	1,027	772	915	(1,723)	991
Long-term debt, net of current portion	2,132	33	27	-	2,192
Pension plan liability	-	247	91	-	338
Other employee benefits liability	-	252	20	-	272
Deferred income taxes	-	424	-	-	424
Other liabilities	405	104	30	(397)	142
Commitments and contingencies
Mandatorily redeemable noncontrolling interest	-	-	30	-	30
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,833	5,470	1,121	(6,591)	3,833
Accumulated earnings (deficit)	(718)	(462)	276	186	(718)
Accumulated other comprehensive deficit	(165)	-	-	-	(165)
Cost of common stock in treasury	(101)	-	-	-	(101)

Total Owens Corning stockholders’ equity	2,850	5,008	1,397	(6,405)	2,850
Noncontrolling interest	-	-	32	-	32

Total Equity	2,850	5,008	1,429	(6,405)	2,882

TOTAL LIABILITIES AND EQUITY	$6,414	$6,840	$2,542	$(8,525)	$7,271

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

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

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$-	$235	$34	$-	$269
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(4)	(86)	(61)	-	(151)
Proceeds from the sale of assets or affiliates	3	6	30	-	39

Net cash flow used for investing activities	(1)	(80)	(31)	-	(112)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from issuance of senior notes	344	-	-	-	344
Proceeds from senior revolving credit facility	160	-	100	-	260
Payments on senior revolving credit facility	(480)	-	(106)	-	(586)
Proceeds from long-term debt	1	-	-	-	1
Payments on long-term debt	-	(2)	(11)	-	(13)
Net decrease in short-term debt	-	-	(18)	-	(18)
Parent loans and advances	167	(167)	-	-	-

Net cash flow provided by (used for) financing activities	192	(169)	(35)	-	(12)

Effect of exchange rate changes on cash	-	-	6	-	6

Net increase (decrease) in cash and cash equivalents	191	(14)	(26)	-	151
Cash and cash equivalents at beginning of period	163	14	59	-	236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$354	$-	$33	$-	$387

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$-	$200	$(217)	$-	$(17)
NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	(66)	(148)	(80)	-	(294)
Proceeds from the sale of assets or affiliates	22	(3)	250	-	269

Net cash flow provided by (used for) investing activities	(44)	(151)	170	-	(25)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	457	-	-	-	457
Payments on senior revolving credit facility	(415)	-	-	-	(415)
Proceeds from long-term debt	-	-	12	-	12
Payments on long-term debt	-	-	(8)	-	(8)
Net decrease in short-term debt	10	10	(27)	-	(7)
Purchase of treasury stock	(62)	-	-	-	(62)
Parent loans and advances	54	(54)	-	-	-

Net cash flow provided by (used for) financing activities	44	(44)	(23)	-	(23)

Effect of exchange rate changes on cash	-	-	6	-	6

Net increase (decrease) in cash and cash equivalents	-	5	(64)	-	(59)
Cash and cash equivalents at beginning of period	-	40	95	-	135

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$45	$31	$-	$76

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We delivered $275 million in Adjusted EBIT for the nine months ended September 30, 2009 despite continued weakness in the United States housing market and the global economy. The diversity of our portfolio of businesses served us well. Strong results in our Roofing business more than offset weak results in our other businesses (see below for further information regarding Adjusted EBIT, including a reconciliation to net earnings (loss) attributable to Owens Corning).

Year-to-date, EBIT in our Roofing business improved $343 million over the same period in 2008. Higher selling prices, lower materials costs and actions we have taken to improve our cost and product mix drove this increase. Roofing EBIT was $182 million and $177 million for the second and third quarters of 2009, respectively. The second and third quarters are generally the highest earnings quarters for this business.

Demand in all of our businesses has been lower in 2009 as compared to 2008, with the weakness most pronounced in our Insulation and Reinforcements businesses. The positive trend in Reinforcements demand noted in the first two quarters of 2009 continued through the third quarter. This trend contributed to the first profitable quarter for Composites in 2009.

Demand weakness resulted in underutilization of our production capacity, particularly in our Composites segment and in our Insulation business. In response to this market weakness, we took various actions through the first nine months of 2009 to reduce our cost structure across the Company. These actions included curtailing significant capacity, extending furnace downtimes for rebuilds, reducing headcount and delaying capital projects. We anticipate that these actions will contribute to annual cost savings of at least $160 million in 2009 as compared to 2008.

We continue our focus on generating cash and maintaining a strong balance sheet with ample liquidity. During the third quarter 2009, we generated $367 million of cash flow from operating activities, over half of which was due to improvements in working capital. During the second quarter 2009, we further strengthened our liquidity position with the issuance of $350 million of 9.0% senior notes due 2019.

At the end of the third quarter 2009, we had $947 million available on our $1 billion senior revolving credit facility, and cash on hand of $387 million. The Company has no significant debt maturities until the fourth quarter 2011.

RESULTS OF OPERATIONS

Our results of operations for all periods presented have been retrospectively adjusted for our change in the first quarter 2009 from the last-in, first-out method of inventory accounting to the first-in, first-out method. See Note 3 to the Consolidated Financial Statements for additional information regarding this change in accounting principle.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Net sales	$1,348	$1,629	$3,641	$4,556
Gross margin	$280	$271	$688	$722
% of net sales	21%	17%	19%	16%
Marketing and administrative expenses	$135	$151	$387	$458
% of net sales	10%	9%	11%	10%
Charges related to cost reduction actions	$3	$2	$33	$8
Earnings before interest and taxes	$120	$113	$190	$208
Interest expense, net	$30	$29	$81	$90
Income tax expense	$8	$892	$23	$896
Net earnings (loss) attributable to Owens Corning	$80	$(807)	$85	$(779)

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

The decrease in net sales for the third quarter and year-to-date period in 2009 compared to the same periods in 2008 was driven by lower net sales in our Insulation business within our Building Materials segment and lower net sales in our Composites segment. Partially offsetting the year-to-date decline was significantly higher net sales in our Roofing business through the first half 2009.

GROSS MARGIN

Gross margin as a percentage of sales improved in the third quarter and year-to-date period in 2009 compared to the same periods in 2008. This improvement was primarily the result of significant gross margin improvements in our Roofing business, coupled with our Roofing business representing a greater proportion of gross margin in the 2009 periods. The overall increase in gross margin as a percentage of sales was tempered by margin declines in our Insulation business and our Composites segment.

Certain items are excluded from management’s internal view of segment performance and, therefore, are excluded from the segment gross margin discussion above, and are included in our Corporate, Other and Eliminations category. For the 2009 periods compared to the 2008 periods, the net impact of these items was not material to gross margin.

MARKETING AND ADMINISTRATIVE EXPENSES

Marketing and administrative expenses were lower in the third quarter and year-to-date period 2009 compared to the same periods in 2008. This was primarily the result of cost savings from our various cost reduction actions taken throughout 2008 and the first nine months of 2009 and synergies realized from our acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses (the “2007 Acquisition”). Additionally, acquisition integration and transaction costs were lower in the 2009 periods as compared to the 2008 periods. Acquisition integration and transaction costs impacting marketing and administrative expenses decreased by $7 million in the third quarter 2009 and $26 million for the nine months ended September 30, 2009, as compared to the same periods in the prior year.

CHARGES RELATED TO COST REDUCTION ACTIONS

Charges related to costs reduction actions were higher in the third quarter and year-to-date period 2009 compared to the same periods in 2008. During 2009, we took significant actions to reduce production and lower operating costs in response to weak market conditions, resulting in severance charges. Charges incurred during the nine months ended September 30, 2008 related to the cost reduction actions initiated in 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS BEFORE INTEREST AND TAXES

In addition to the items noted above, year-over-year comparability of earnings before interest and taxes were impacted by gains on sales of certain precious metals used in production tooling. For the third quarter and year-to-date period in 2009, we recorded a $6 million gain on the sale of certain precious metals used in production tooling. For the third quarter and year-to-date period in 2008, we recorded gains of $26 million and $48 million, respectively, on such sales. These items were recorded in other (income) expenses on the Consolidated Statements of Earnings (Loss).

INTEREST EXPENSE, NET

The increase in interest expense in the third quarter 2009 compared to the third quarter 2008 was due to slightly higher average borrowing levels and weighted-average interest rates in the 2009 period. Interest expense was lower for the first nine months of 2009 as compared to the same period in 2008 as lower average interest rates in 2009 were only partially offset by higher average borrowing levels. Borrowings in the 2009 periods included $350 million 9% senior notes issued in the second quarter 2009.

INCOME TAX EXPENSE

Income tax expense for the three and nine months ended September 30, 2009 was $8 million and $23 million, respectively. For the third quarter, excluding various discrete tax items of approximately $4 million that were incurred during the quarter, our effective tax rate would have been 4%. For the nine months ended as of September 30, 2009, excluding charges related to valuation allowances in foreign locations of approximately $14 million and other various discrete tax items of $3 million, our effective tax rate would have been 6%. The difference between the effective tax rates during these periods and the statutory tax rate of 35% is primarily attributable to the increased level of earnings in the United States, in which there is relatively little income tax expense due to the valuation allowance against the United States deferred tax assets. Also contributing to the lower effective rate are the various tax planning initiatives implemented in 2007 and 2008, which have significantly reduced our cash taxes and tax provision related to our international operations.

In the third quarter 2008, the Company recorded a non-cash charge of $901 million to establish an accounting valuation allowance against its United States deferred tax assets, related to its net operating losses. This non-cash charge resulted in income tax expense for the three and nine months ended September 30, 2008 of $892 million and $896 million, respectively.

Adjusted Earnings Before Interest and Taxes (“Adjusted EBIT”)

Adjusted EBIT excludes certain items that management does not allocate to our segment results because it believes they are not a result of the Company’s current operations. Additionally, management views net precious metal lease expense as a financing item included in net interest expense rather than as a product cost included in cost of sales. Adjusted EBIT is used internally by the Company for various purposes, including reporting results of operations to the Board of Directors of the Company, analysis of performance and related employee compensation measures. Although management believes that these adjustments result in a measure that provides it a useful representation of our operational performance, the adjusted measure should not be considered in isolation or as a substitute for net earnings (loss) attributable to Owens Corning as prepared in accordance with accounting principles generally accepted in the United States.

Adjusting items are shown in the table below (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Chapter 11-related reorganization items	$(1)	$-	$(1)	$-
Net precious metal lease income (expense)	1	(1)	-	(7)
Charges related to cost reduction actions and related items	(4)	(2)	(45)	(8)
Acquisition integration and transaction costs	(7)	(20)	(21)	(62)
Gains (losses) on sales of assets and other	1	16	(1)	36
Employee emergence equity program expense	(5)	(6)	(17)	(20)

Total adjusting items	$(15)	$(13)	$(85)	$(61)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The reconciliation from net earnings (loss) attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$80	$(807)	$85	$(779)
Less: Net earnings attributable to noncontrolling interests	1	1	1	2

NET EARNINGS (LOSS)	81	(806)	86	(777)
Equity in net earnings (loss) of affiliates	(1)	2	-	1

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	82	(808)	86	(778)
Income tax expense	8	892	23	896

EARNINGS BEFORE TAXES	90	84	109	118
Interest expense, net	30	29	81	90

EARNINGS BEFORE INTEREST AND TAXES	120	113	190	208
Less: adjusting items from above	(15)	(13)	(85)	(61)

ADJUSTED EBIT	$135	$126	$275	$269

Segment Results

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Net sales	$451	$589	$1,187	$1,915
% change from prior year	-23%	48%	-38%	66%
EBIT	$2	$54	$(35)	$189
EBIT as a % of net sales	0%	9%	-3%	10%
Depreciation and amortization expense	$29	$33	$90	$97

NET SALES

The rapid and significant global economic slow-down in the fourth quarter 2008 dramatically reduced overall demand for composite materials. Demand for our Reinforcements products was approximately 45 percent lower in December 2008 as

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compared to the average monthly demand in 2008 through November. While demand has been steadily trending upward since that time, it has not yet recovered to levels seen in the first nine months of 2008. These declines represented approximately one-half, and approximately two-thirds, of the decrease in net sales for each of the three and nine months ended September 30, 2009, respectively, as compared to the same periods in the prior year.

For the third quarter comparison, 2009 was also negatively impacted by unfavorable product mix, lower selling prices and unfavorable currency translation. For the year-to-date comparison, 2009 was also negatively impacted by unfavorable currency translation and the May 2008 divestiture of two composite manufacturing plants in Battice, Belgium and Birkeland, Norway (the “May 2008 Divestiture”).

EBIT

Our Composites segment EBIT was significantly lower in the three and nine months ended September 30, 2009 as compared to the same periods in 2008. These declines were driven by lower sales volumes, including the impact of underutilization of our production capacity, and lower selling prices. This segment includes a portfolio of various products across several geographic regions including Europe, the Americas and Asia Pacific. During the second half 2008 under favorable market conditions, we increased selling prices in many regions and products to partially recover inflation. In our European Reinforcements business, first quarter 2009 selling prices deteriorated from fourth quarter 2008 as a result of the significant decline in composites demand. Throughout 2009, this region has continued to experience competitive pressure resulting in gradual declines in price. The rate of price deterioration has slowed each quarter in 2009 as demand has continued to trend upward. Comparing year-over-year, approximately half of the third quarter decline in the overall Composites segment EBIT is due to lower selling prices, particularly in European Reinforcements. For the year-to-date comparison, price declines represent less than 10% of the decline in the overall Composites segment EBIT.

In response to market conditions, we took aggressive actions in this segment in the first half 2009 to reduce inventories and operating costs, focusing on cash generation. To that end, we have reduced our headcount, and have decreased production levels by idling and shutting down production lines. Beginning in the first quarter 2009 and continuing through the third quarter, we managed production capacity below demand. As a result of our cost reduction actions and improved demand, our EBIT margin improved in this segment from second quarter 2009 to third quarter 2009.

OUTLOOK

We believe that demand in this segment will generally continue to trend upward as global industrial demand improves. However, the rate of the market recovery remains uncertain. We have begun to slightly increase production levels although production remains below demand. We will ensure that there is adequate production capacity to support our Roofing business. Additionally, this segment will continue to realize the benefits of synergies from the 2007 Acquisition and the various cost reduction actions we took in 2008 and 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Building Materials segment and our businesses within this segment (in millions). Prior periods have been adjusted to reflect the change to two reportable segments.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Net sales
Insulation	$340	$412	$906	$1,198
Roofing	561	616	1,560	1,397
Other	38	67	110	189
Eliminations	(2)	(4)	(8)	(11)

Total Building Materials	$937	$1,091	$2,568	$2,773
% change from prior year	-14%	19%	-7%	4%

EBIT
Insulation	$(9)	$-	$(76)	$23
Roofing	177	95	458	115
Other	(12)	(3)	(30)	(11)

Total Building Materials	$156	$92	$352	$127
EBIT as a % of net sales	17%	8%	14%	5%

Depreciation and amortization expense
Insulation	$31	$31	$90	$89
Roofing	9	11	31	30
Other	4	3	11	9

Total Building Materials	$44	$45	$132	$128

NET SALES

Net sales in our Building Materials segment were lower in the 2009 periods as compared to 2008, primarily driven by demand weakness resulting from lower United States housing starts.

In our Roofing business, lower sales volumes decreased net sales by approximately 10% in the 2009 periods as compared to 2008. These volume declines were a result of lower demand associated with storm activity and new residential construction. Offsetting the impact of lower sales volumes was the impact of higher selling prices. Leading up to the fourth quarter 2008, our selling prices had been increasing to recover inflation in raw material costs, particularly asphalt. Since that time, selling prices have been generally stable.

In Insulation, declines in demand drove the decreases in net sales, representing approximately three-fourths and substantially all of the decline for the three month and the year-to-date comparison, respectively. Our experience is that our residential insulation demand lags residential housing starts by approximately three months. Second quarter 2009 United States housing starts were 46% lower than those in the second quarter 2008 according to data reported by the United States Census Bureau. Our Insulation business includes a diverse portfolio with a geographic mix of United States, Canada, Asia-Pacific and Latin America, a market mix of residential, commercial, industrial and other markets, and a channel mix of retail, contractor and distribution. Weakness we have seen in many of these sectors has become more pronounced in the last two quarters.

EBIT

In our Building Materials segment, EBIT improved substantially in the current year. This increase was driven by unit margin improvements in our Roofing business, partially offset by lower margins in our Insulation business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In our Roofing business, unit margin improvements accounted for substantially all of the increase in EBIT for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. Roofing unit margins began improving in the second quarter 2008 as selling price increases outpaced inflation. For the three month comparison, we also experienced lower raw material costs in 2009 than in 2008. Additional factors impacting the third quarter comparison were improvements in material efficiencies and lower sales volumes.

In our Insulation business, lower sales volumes, including the impact of underutilization of our production capacity, accounted for substantially all of the decrease in EBIT.

In response to the continued weak United States housing market, we took actions across our Building Materials segment throughout 2008 and during the nine months ended September 30, 2009 to reduce our production capacity and align our cost structure with market demand. We will continue to manage our production capacity relative to seasonal demand.

OUTLOOK

We expect continued weakness in the United States housing industry to affect negatively demand in our Building Materials segment through the remainder of 2009. In our Insulation business, despite our significant cost and capacity actions, we do not expect the cost savings associated with these actions to offset the impact of continued demand-driven weakness. Assuming sustained gross margins in our Roofing business, Roofing performance will continue to more than offset weakness in our Insulation business. Uncertainties that may impact our Roofing gross margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt. In Insulation, we are prepared to take further actions to reduce our capacity and lower our cost structure if further weakening occurs. Conversely, we are prepared to respond to increased demand by bringing additional production capacity back on-line.

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Chapter 11-related reorganization items	$(1)	$-	$(1)	$-
Net precious metal lease expense	1	(1)	-	(7)
Charges related to cost reduction actions and related items	(4)	(2)	(45)	(8)
Acquisition integration and transaction costs	(7)	(20)	(21)	(62)
Gains (losses) on sales of assets and other	1	16	(1)	36
Employee emergence equity program expense	(5)	(6)	(17)	(20)
General corporate expense	(23)	(20)	(42)	(47)

EBIT	$(38)	$(33)	$(127)	$(108)

Depreciation and amortization	$6	$6	$16	$15

EBIT

For the third quarter 2009 as compared to the same period in 2008, the total amount of items recorded in our Corporate, Other and Eliminations category were comparable. Other than general corporate expense, the most significant items recorded in this category were acquisition integration and transaction costs and gains (losses) on sales of assets and other. Acquisition integration and transactions costs are costs incurred related to the integration of our 2007 Acquisition. These costs were lower in the 2009 period as the majority of the integration work has taken place in previous periods. Gains (losses) on sales of assets and other for the third quarter 2009 includes a $6 million gain on the sale of certain precious metals, while the comparable period in 2008 includes $26 million of such gains.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the year-to-date period, gains (losses) on sales of assets and other included $6 million in 2009 and $48 million in 2008 of gains on the sale of certain precious metals. Acquisition integration and transaction costs were lower in the 2009 period as the 2008 period includes a $10 million impairment that was a corporate charge to cost of sales on the Consolidated Statements of Earnings to write the property, plant and equipment of the facilities in Battice, Belgium and Birkeland, Norway down to fair value less costs to sell. Net precious metal lease expense was lower in 2009 than in 2008 as we have significantly reduced our lease portfolio acquired as part of the 2007 Acquisition.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

Since 2008, worldwide capital and credit markets have seen unprecedented volatility. While market conditions continue to stabilize, we are still closely monitoring the potential impact on our liquidity. To date, these market conditions have not had any material adverse impact on our liquidity. The Company has no significant debt maturities coming due until the fourth quarter 2011 when the senior revolving credit facility and the senior term loan facility mature. We have been diligent in our efforts to ensure we have adequate availability on our senior revolving credit facility. In the second quarter 2009, we issued $350 million of senior notes maturing in 2019 and used the proceeds to reduce outstanding amounts under our senior revolving credit facility. As of September 30, 2009, we had $947 million available on our senior revolving credit facility.

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

The credit agreement applicable to our senior revolving credit facility and our senior term loan facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that are usual and customary for a senior unsecured credit agreement. We were well within compliance with these covenants as of September 30, 2009. At September 30, 2009, we had $2.2 billion of short- and long-term debt and cash-on-hand of $387 million. During the second quarter 2009, both credit rating agencies reaffirmed our prior credit ratings. As of September 30, 2009, we had a credit rating of BBB- with a negative outlook from Standard & Poor’s Ratings Services and a rating of Ba1 with a negative outlook from Moody’s Investors Service. In October 2009, Standard & Poor’s Ratings Services improved its outlook on Owens Corning to stable from negative.

Cash flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Cash balance	$387	$76	$387	$76
Cash provided by (used for) operating activities	$367	$108	$269	$(17)
Cash provided by (used for) investing activities	$(37)	$103	$(112)	$(25)
Cash provided by (used for) financing activities	$(57)	$50	$(12)	$(23)
Unused committed credit lines	$947	$754	$947	$754

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating activities: In the third quarter 2009, we generated $367 million of cash flow from operating activities, while in the third quarter 2008, we generated $108 million in cash from our operating activities. This change was driven by a significant improvement in working capital, with $203 million of cash generated through working capital reductions in the third quarter 2009 compared to $7 million of cash used for working capital in the third quarter 2008.

Investing activities: The increase in cash flow used for investing activities in the nine months ended September 30, 2009 is primarily the result of significantly less proceeds from the sales of assets or affiliates, partially offset by decreased additions to plant and equipment. Proceeds from the sales of assets in 2008 were primarily related to the 2008 Divestiture and the sale of certain precious metals used in production tooling. Additions to plant and equipment were $56 million and $151 million in the third quarter and first nine months of 2009, respectively, compared to $147 million and $294 million in the third quarter and first nine months of 2008, respectively. As part of our cost reduction actions and focus on cash, we have reduced our capital expenditures for 2009.

Financing activities: The $11 million decrease in cash used for financing activities in the nine months ended September 30, 2009 was primarily the result of the purchases of treasury stock totaling $62 million in the first nine months 2008 partially offset by the Company’s efforts to reduce debt levels in the first nine months 2009.

2009 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures are targeted to be $225 million in 2009, excluding the purchase of precious metals. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Share Buy-back Program: On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at our discretion. No repurchases were made during the nine months ended September 30, 2009. During the three and nine months ended September 30, 2008, we repurchased approximately 1.9 million and 2.9 million shares, respectively, of our common stock for an average price paid per share of $22.23 and $22.70, respectively. The cost of these treasury shares is shown as a reduction of stockholders’ equity on the Consolidated Balance Sheets. At September 30, 2009, there were approximately 1.9 million shares remaining available for repurchase under the share buy-back program.

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of September 30, 2009 our federal tax net operating losses remaining were $2.6 billion. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

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

Pension contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $34 million and $69 million to the plans during the nine months ended September 30, 2009 and 2008, respectively. The Company expects to contribute approximately $40 million in cash to its pension plans during 2009. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

The Company is committed to providing a competitive benefit package to employees. On August 31, 2009 the Company elected to reorganize its postemployment benefit package, by which the Company has enhanced its 401(k) Plan and elected to freeze a portion of the United States Pension Plan for all salaried employees and a significant portion of hourly employees, effective January 1, 2010. The Company re-measured the United States Pension Plan as of August 31, 2009. This re-measurement resulted in a $50 million increase in the pension liability and accumulated other comprehensive deficit on the Consolidated Balance Sheets as of September 30, 2009, which was driven by a reduction in the discount rate.

Derivatives

To mitigate some of the near-term volatility in our earnings and cash flows, we use financial and derivative instruments to hedge certain exposures, principally currency- and energy-related. Our current hedging practice is to hedge a variable percentage of certain energy and energy-related exposures. Our policy is to hedge up to 75% of our total forecasted natural gas exposures for the next two months, up to 50% for the following four months, and lesser amounts for the remaining periods. We currently have hedged a portion of our exposures for the next 28 months. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures, and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures.

Fair Value Measurement

Items Measured at Fair Value

Beginning January 1, 2008, the Company revised its framework and expanded its disclosures related to all financial assets and liabilities measured at fair value and nonfinancial assets and liabilities measured at fair value on a recurring basis (at least annually). Beginning January 1, 2009, the Company applied these changes to nonfinancial assets and liabilities measured on a nonrecurring basis. The effect of these changes was not material, resulting only in increased disclosures. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

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

Contractual obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. Other than the issuance of the $350 million senior notes and the reduction of our senior revolving credit facility previously discussed, during the first nine months of 2009, there were no material changes to such contractual obligations outside the ordinary course of our business.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. In the nine months ended September 30, 2009, our RIR improved approximately 8% over our full year performance throughout 2008.

ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued authoritative guidance codifying generally accepted accounting principles in the United States (“GAAP”). While the guidance was not intended to change GAAP, it did change the way the Company references these accounting principles in the Notes to the Consolidated Financial Statements. This guidance was effective for interim and annual reporting periods ending after September 15, 2009. The Company’s adoption of this authoritative guidance as of September 30, 2009 changed how it references GAAP in its disclosures.

In June 2009, the FASB issued authoritative guidance amending the timing, and considerations, of analyses performed to determine if the Company’s variable interests give it a controlling financial interest in a variable interest entity, as well as requires additional disclosures. The guidance is effective as of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period and thereafter. The Company is currently evaluating the impact of following the new authoritative guidance.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting and disclosures for events that occur after the balance sheet date, but before financial statements are issued. Application of this authoritative guidance was required for interim or annual financial periods ending after June 15, 2009. The Company’s adoption of this guidance resulted in additional disclosures.

In April 2009, the FASB issued authoritative guidance requiring disclosures about the fair value of financial instruments for interim and annual reporting periods. The guidance was effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this guidance resulted in additional disclosures.

In December 2008, the FASB issued authoritative guidance regarding an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 15, 2009 with early application permitted. Upon initial application, the provisions of this guidance are not required for earlier periods that are presented for comparative periods. The Company is currently evaluating the impact of adopting this on its disclosures.

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

for contribution under such federal, state, or local laws. At September 30, 2009, we had environmental remediation liabilities as a PRP at 39 sites. Our environmental liabilities at 20 of these sites will be paid out of the Disputed Distribution Reserve (as defined in Note 20). At the other 19 sites, we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2009, our reserve for such liabilities was $15 million, of which $4 million is recorded in the Disputed Distribution Reserve. We will continue to review our environmental reserve and make such adjustments as appropriate.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” “will” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the statements. These risks, uncertainties and other factors include, without limitation:

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

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2009	660		$9.10	-	1,885,626
August 1-31, 2009	21		19.95	-	1,885,626
September 1-30, 2009	21		23.25	-	1,885,626

Total	702	*	$9.85	-

*	The Company retained 702 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report under this Item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended September 30, 2009.

ITEM 5.	OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	October 28, 2009	By:	/s/ Duncan J. Palmer
Duncan J. Palmer
Senior Vice President and Chief Financial Officer
(as duly authorized officer)

Date:	October 28, 2009	By:	/s/ Mark W. Mayer
Mark W. Mayer
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).
99.1	Subsidiaries of Owens Corning (filed herewith).