Form 10-K
period 2009-12-31
Owens Corning
filed 2010-02-17
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-33100

Owens Corning

(Exact name of registrant as specified in its charter)

Delaware	43-2109021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Owens Corning Parkway, Toledo, OH	43659
(Address of principal executive offices)	(Zip Code)

(419) 248-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Series A Warrants	—
Series B Warrants	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

     Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

On June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of $0.01 par value common stock (the voting stock of the registrant) held by non-affiliates (assuming for purposes of this computation only that the registrant had no affiliates) was approximately $1,634,002,683.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of January 31, 2010, 127,771,070 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Owens Corning’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 22, 2010 (the “2010 Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Since Owens Corning was founded in 1938, the Company has continued to grow as a market-leading innovator of glass fiber technology. Headquartered in Toledo, Ohio, Owens Corning is a world leader in composite and building materials systems, delivering a broad range of high-quality products and services. Our products range from glass fiber used to reinforce composite materials for transportation, electronics, marine, infrastructure, wind-energy and other high-performance markets to insulation, roofing and manufactured stone veneer for residential, commercial and industrial applications. As a sustainability-focused company, Owens Corning creates value for our customers and stockholders, positively impacts the environment and enhances the lives of those with whom we interact.

On November 1, 2007, the Company completed its acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses (the “2007 Acquisition”). The 2007 Acquisition, described more fully in Note 9 to the Consolidated Financial Statements, accelerated the Company’s global growth strategy by enhancing its presence in low-cost emerging markets around the world and strengthened its position as a market leader in glass reinforcements and composites. To complete required regulatory remedies associated with the 2007 Acquisition, the Company sold two composite manufacturing plants in Battice, Belgium and Birkeland, Norway (the “2008 Divestiture”) on May 1, 2008.

Unless the context indicates otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning and its subsidiaries. References to a particular year mean the Company’s year commencing on January 1 and ending on December 31 of that year. The term “Predecessor” in this report refers to Owens Corning’s predecessor company, Owens Corning Sales, LLC and its subsidiaries.

SEGMENT OVERVIEW

We operate within two segments: Composites, which includes our Reinforcements and Downstream businesses; and Building Materials, which includes our Insulation, Roofing, and Other businesses. Our Composites and Building Materials reportable segments accounted for approximately 33% and 67% of our total reportable segment net sales, respectively, in 2009.

Note 2 to the Consolidated Financial Statements contains information regarding net sales to external customers and total assets attributable to each of Owens Corning’s reportable segments and geographic regions, earnings (loss) from continuing operations before interest and taxes for each of Owens Corning’s reportable segments, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2009, 2008 and 2007.

Composites

Owens Corning glass fiber materials can be found in over 40,000 end-use applications within seven primary markets: power and energy, housing, water distribution, industrial, transportation, consumer and aerospace/military. Such end-use applications include pipe, roofing shingles, sporting goods, computers, telecommunications cables, boats, aircraft, defense, automotive, industrial containers, and wind-energy. Our products are manufactured and sold worldwide. We primarily sell our products directly to parts molders and fabricators. Within the building and construction market, our Composites segment sells glass fiber and/or glass mat directly to a small number of major shingle manufacturers, including our own Roofing business.

Our Composites segment is comprised of our Reinforcements and Downstream businesses. Within the Reinforcements business, the Company manufactures, fabricates and sells glass reinforcements in the form of

ITEM 1.	BUSINESS (continued)

fiber. Within the Downstream business, the Company manufactures and sells glass fiber products in the form of fabrics, mat, veil and other specialized products.

Demand for composites is driven by general global economic activity and, more specifically, by the increasing replacement of traditional materials such as aluminum, wood and steel with composites that offer lighter weight, improved strength, lack of conductivity and corrosion resistance. We estimate that over the last 15 years, on average, annual global demand for composite materials grew at about 1.5 times to 2 times global GDP.

We compete with composite manufacturers worldwide. According to various industry reports and Company estimates, our Composites segment is a world leader in the production of glass fiber reinforcement materials. Primary methods of competition include innovation, quality, customer service and global geographic reach. For our commodity products, price is also a method of competition. Significant competitors in the Composites segment include China Fiberglass Co., Ltd., PPG Industries, Taishan Glass Fiber Co., Ltd, and Johns Manville.

Our manufacturing operations in this segment are generally continuous in nature, and we warehouse much of our production prior to sale since we operate primarily with short delivery cycles.

Building Materials

Our Building Materials reportable segment is comprised of the following businesses:

Insulation

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

Demand for Owens Corning’s insulating products is driven by new residential construction, remodeling and repair activity, commercial and industrial construction activity, increasingly stringent building codes and the growing need for energy efficiency. Sales in this business typically follow seasonal home improvement, remodeling and renovation and new construction industry patterns, although typically on a lagged basis. The peak season for home construction and remodeling in our geographic markets generally corresponds with the second and third calendar quarters, and therefore, our sales levels are typically higher during the second half of the year.

Our Insulation business competes primarily with manufacturers in the United States. According to various industry reports and Company estimates, Owens Corning is North America’s largest producer of residential, commercial and industrial insulation, and the second-largest producer of extruded polystyrene foam insulation. Principal methods of competition include innovation and product design, service, location, quality, price and compatibility of systems solutions. Significant competitors in this business include CertainTeed Corporation, Johns Manville, Dow Chemical and Knauf Insulation.

Working capital practices for this business tend to follow seasonality cycles. Typically, our insulation plants run continuously throughout the year. This production plan, along with the seasonal nature of the business, generally results in higher finished goods inventory balances in the first half of the year. Since sales increase during the second half of the year, our accounts receivable balances are typically higher during this period.

ITEM 1.	BUSINESS (continued)

Roofing

Our primary products in the Roofing business are laminate and strip asphalt roofing shingles. Other products include oxidized asphalt and roofing accessories. We have been able to meet the growing demand for longer lasting, aesthetically attractive laminate products with modest capital investment.

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

Demand for products in our Roofing business is generally driven by both residential repair and remodeling activity and by new residential construction. Roofing damage from strong storms can significantly increase demand in this business. As a result, sales in this segment do not tend to follow seasonal home improvement, remodeling and new construction industry patterns as closely as our Insulation business.

Our Roofing business competes primarily with manufacturers in the United States. According to various industry reports and Company estimates, Owens Corning’s Roofing business is the second largest producer in the United States of asphalt roofing shingles and is the largest producer of industrial, specialty and roofing asphalts. Principal methods of competition include innovation and product design, proximity to customers and quality. Significant competitors in the Roofing business include GAF-ELK, CertainTeed Corporation and TAMKO.

Our manufacturing operations are generally continuous in nature, and we warehouse much of our production prior to sale since we operate primarily with short delivery cycles. One of the raw materials important to this business is sourced from a sole supplier. We have a long-term supply contract for this material, and have no reason to believe that any availability issues will exist. If this supply was to become unavailable, our production could be interrupted until such time as the supplies again became available or the Company reformulated its products. Additionally, the supply of asphalt, another significant raw material in this segment, has been constricted at times. Although this has not caused an interruption of our production in the past, prolonged asphalt shortages would restrict our ability to produce products in this business.

Other

Other includes Masonry Products and Construction Services.

Through Masonry Products, Owens Corning is a leading manufacturer of manufactured stone and brick veneers used in residential and commercial new construction and remodeling. We primarily sell these products under a number of brand names including Cultured Stone®, ProStoneTM, Modulo® Stone, ParMur and Langeo StoneTM. Manufactured stone veneer replicates the texture and colors of natural stone while offering improved features such as reduced weight, ease of installation and cost efficiency. Demand for manufactured stone veneer is driven by its use in new residential construction and repair and remodeling activity. Our manufactured stone veneer products are sold through distributors, retailers and home centers, primarily in the United States. The primary competitor to our Masonry Products business is Eldorado Stone, LLC.

Construction Services provides offerings in the home remodeling market, principally basement finishing and sun room solutions. Additionally, in 2008 we launched our replacement windows business. Our Construction Services business operates in the United States and Canada. Its offerings are sold to specialty remodelers and homeowners under the brand names Owens Corning Basement Finishing System™, Owens Corning Room Finishing System™, Owens Corning SunSuites™ Sunrooms and Owens Corning SolaceTM replacement windows. Our basement finishing system and our sunrooms are sold through a franchise network, while our

ITEM 1.	BUSINESS (continued)

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

GENERAL

Major Customers

No one customer accounted for more than 10% of our consolidated net sales for 2009. A significant portion of the net sales in our Building Materials segment is generated from large United States home improvement retailers.

Patents and Trademarks

Owens Corning continuously works toward improving products and processes. Because of this continuous innovation process, patents and trademarks play a key role in each of our businesses. Owens Corning has numerous United States and foreign patents and trademarks issued and applied for relating to products and processes in each business, resulting from research and development efforts. Owens Corning does not expect the expiration of existing patents and trademarks to have a material adverse affect on the business a whole.

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

Including registered trademarks for the Owens Corning logo and the color PINK, Owens Corning has approximately 250 trademarks registered in the United States and approximately 1,400 trademarks registered in other countries. Owens Corning has approximately 400 patents in the United States and approximately 1,200 patents issued in other countries.

Backlog

Our customer volume commitments are generally short-term, and we do not have a significant backlog of orders.

Research and Development

The Company’s research and development expense during each of the last three years is presented in the table below (in millions):

Period	Research and Development Expense
Twelve Months Ended December 31, 2009	$61
Twelve Months Ended December 31, 2008	$69
Twelve Months Ended December 31, 2007	$63

ITEM 1.	BUSINESS (continued)

Environmental Control

Owens Corning is committed to complying with all environmental laws and regulations that are applicable to our operations. We are dedicated to continuous improvement in our environmental, health and safety performance.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $31 million in 2009. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

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

We have been deemed by the Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2009, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2009, our reserve for such liabilities was $11 million.

Number of Employees

As of December 31, 2009 Owens Corning had approximately 16,000 employees. Approximately 7,200 of such employees are subject to collective bargaining agreements. We believe that our relations with employees are good.

AVAILABILITY OF INFORMATION

Owens Corning makes available, free of charge, through its website the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. These documents are available through the Investor Relations page of the Company’s website at www.owenscorning.com.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

Low levels of residential or commercial construction activity can have a material adverse impact on our business and results of operations.

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

Worldwide economic conditions and credit tightening could have a material adverse impact on the Company.

The Company’s business may be adversely impacted by changes in United States or global economic conditions, including inflation, deflation, interest rates, availability of capital, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to manage economic conditions. Volatility in financial markets and the deterioration of national and global economic conditions could materially adversely impact the Company’s operations, financial results and/or liquidity including as follows:

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

Uncertainty about global economic conditions may cause consumers of our products to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. This could have a material adverse impact on the demand for our products and on our financial condition and operating results. A further deterioration of economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our operations, financial results and/or liquidity.

We face significant competition in the markets we serve and we may not be able to compete successfully.

All of the markets we serve are highly competitive. We compete with manufacturers and distributors, both within and outside the United States, in the sale of insulating products and composite products. We also compete with other manufacturers and distributors in the sale of roofing materials, industrial asphalts, manufactured stone veneer and other products. In some cases, we face competition from manufacturers in countries able to produce similar products at lower costs. We also face competition from the introduction by competitors of new products or technologies that may address our customers’ needs in a better manner, whether based on considerations of cost, usability, effectiveness, sustainability or other features or benefits. If we are not able to successfully commercialize our innovation efforts, we may lose market share. Price competition or overcapacity may limit our

ITEM 1A.	RISK FACTORS (continued)

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

Adverse weather conditions and the level of severe storms could have a material adverse impact on our results of operations.

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

Our debt level and degree of leverage could have important consequences, including the following:

•	they may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations could be dedicated to the payment of principal and interest on our indebtedness and may not be available for other business purposes;

•	certain of our borrowings, including borrowings under our Senior Credit Facilities, are at variable rates of interest, exposing us to the risk of increased interest rates;

ITEM 1A.	RISK FACTORS (continued)

•	if due to liquidity needs we must replace any borrowings upon maturity, we would be exposed to the risk that we will be unable to do so as the result of market, operational or other factors;

•	they may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

In addition, the credit agreement governing our senior credit facilities and the indenture governing our senior notes contain various covenants that impose operating and financial restrictions on us and/or our subsidiaries.

Our ongoing efforts to increase productivity and reduce costs may not result in anticipated savings in operating costs.

Our ongoing cost reduction efforts may not produce anticipated results. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted.

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

ITEM 1A.	RISK FACTORS (continued)

The Company’s income tax net operating loss carryforwards may be limited and our results of operations may be adversely impacted.

The Company has substantial deferred tax assets related to net operating losses (NOLs) for United States federal and state income tax purposes, which are available to offset future taxable income. As a result, the Company projects that the United States cash tax rate will be less than 2% for at least the next 10 to 15 years. However, the Company’s ability to utilize the NOLs may be limited as a result of certain events, such as insufficient future taxable income prior to expiration of the NOLs or annual limits imposed under Section 382 of the Internal Revenue Code, or by state law, as a result of a change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Changes in the ownership positions of certain stockholders could occur as the result of stock transactions by such stockholders and/or by the issuance of stock by the Company. Such limitations may cause the Company to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to such limitations.

Should the Company determine that it is likely that its recorded NOL benefits are not realizable, the Company would be required to reduce the NOL tax benefits reflected on its financial statements to the net realizable amount by establishing a valuation reserve and recording a corresponding charge to current earnings. As of December 31, 2009, the Company had an accounting valuation allowance of $926 million recorded against its United States deferred tax assets related to its NOLs. If the Company is required to establish an additional valuation reserve, recording the corresponding charge to current earnings would have an adverse effect on the Company’s financial condition and results of operations in the period in which it is recorded. Conversely, if the Company is required to reverse any portion of the accounting valuation against its United States deferred tax assets related to its NOLs, such reversal could have a positive effect on the Company’s financial condition and results of operations in the period in which it is recorded.

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

ITEM 1A.	RISK FACTORS (continued)

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

If we cannot successfully integrate acquisitions, joint ventures and other partnerships on a timely basis, we may be unable to generate sufficient revenue to offset acquisition costs, we may incur costs in excess of what we anticipate, and our expectations of future results of operations, including certain cost savings and synergies, may not be achieved. Acquisitions involve substantial risks, including:

•	unforeseen difficulties in integrating operations, technologies, services, accounting and personnel;

•	diversion of financial and management resources from existing operations;

•	unforeseen difficulties related to entering geographic regions where we do not have prior experience;

ITEM 1A.	RISK FACTORS (continued)

•	risks relating to obtaining sufficient equity or debt financing;

•	potential loss of key employees; and

•	potential loss of customers.

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

ITEM 1A.	RISK FACTORS (continued)

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

We are highly dependent on the skills and experience of our senior management team and other skilled and experienced personnel. These individuals possess sales, marketing, manufacturing, logistical, financial, business strategy and administrative skills that are important to the operation of our business. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy and could adversely impact our business and our future financial condition or results of operations. We cannot assure that we will be able to retain all of our existing senior management personnel or to attract additional qualified personnel when needed.

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

ITEM 1A.	RISK FACTORS (continued)

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

A few financial institutions and the Asbestos Personal Injury Trust (the “Asbestos PI Trust”) formed as a part of the Predecessor’s emergence own substantial amounts of our outstanding common stock. Large holders, such as these parties, may be able to affect matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, our bylaws give the Asbestos PI Trust the right to nominate two directors for as long as it holds shares representing at least 1% of our common stock.

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

•

require approval of the Asbestos PI Trust with respect to the amendment of certain provisions in our amended and restated certificate of incorporation and bylaws, if the amendment could adversely impact certain rights granted to the Asbestos PI Trust;

•	authorize the issuance of “blank check” preferred stock that our Board of Directors has a restricted right to issue to increase the number of outstanding shares to discourage a takeover attempt;

•	create a staggered Board of Directors;

•	prohibit stockholder action by written consent, and require that all stockholder actions be taken at a meeting of our stockholders;

ITEM 1A.	RISK FACTORS (continued)

•	provide that the Board of Directors is expressly authorized to make, amend or repeal our bylaws except in limited circumstances; and

•	establish advance notice requirements for nominations for elections to our Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Composites

Our Composites segment operates out of 35 manufacturing facilities. Principal manufacturing facilities for our Composites segment, all of which are owned by us except the Ibaraki, Japan facility, which is leased, include the following:

Amarillo, Texas	Gous, Russia
Anderson, South Carolina	Ibaraki, Japan
Apeldoorn, Netherlands	Jackson, Tennessee
Besana, Italy	Kimchon, Korea
Chambery, France	Vado Ligure, Italy

Building Materials

Our Building Materials segment operates out of 66 manufacturing facilities, primarily in North America. These facilities are summarized below by each of the businesses within our Building Materials segment.

Our Insulation business operates out of 31 manufacturing facilities. Principal manufacturing facilities for our Insulation business, all of which are owned, include the following:

Delmar, New York	Newark, Ohio
Edmonton, Alberta, Canada	Santa Clara, California
Fairburn, Georgia	Tallmadge, Ohio
Guangzhou, Guandong, China	Toronto, Ontario, Canada
Kansas City, Kansas	Waxahachie, Texas
Mexico City, Mexico

Our Roofing business operates out of 29 manufacturing facilities. Principal manufacturing facilities for our Roofing business, all of which are owned by us, include the following:

Atlanta, Georgia	Kearny, New Jersey
Compton, California	Medina, Ohio
Denver, Colorado	Portland, Oregon
Irving, Texas	Savannah, Georgia
Jacksonville, Florida	Summit, Illinois

Other, which includes Masonry Products and Construction Services, operates out of 6 manufacturing facilities. Principal manufacturing facilities for Other, including Chester, South Carolina, which is a leased facility, include the following:

Chester, South Carolina	Napa, California

We believe that these properties are in good condition and well maintained, and are suitable and adequate to carry on our business. The capacity of each plant varies depending upon product mix.

Our principal executive offices are located in the Owens Corning World Headquarters, Toledo, Ohio, a leased facility of approximately 400,000 square feet.

Our research and development activities are primarily conducted at our Science and Technology Center, located on approximately 500 acres of land owned by us outside of Granville, Ohio. It consists of approximately 20 structures totaling more than 650,000 square feet. In addition, we have application development and other product and market focused research and development centers in various locations.

ITEM 3.	LEGAL PROCEEDINGS

On September 1, 2006, various members of the Investment Review Committee of the Predecessor were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor the Predecessor is named in the lawsuit but such individuals would have a contingent indemnification claim against the Predecessor. The suit, brought by former employees of the Predecessor, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in a Predecessor company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the defendants’ Motion for Summary Judgment. On April 15, 2008, the defendants filed a Motion for Reconsideration. On December 24, 2008, the court granted the defendants’ Motion for Reconsideration and dismissed the action. On January 9, 2009, the plaintiffs filed a Motion to Amend Judgment. On February 6, 2009, the defendants filed an Opposition to Plaintiff’s Motion to Amend Opinion and Order of Judgment. On June 3, 2009, the plaintiffs filed a Notice of Appeal in the United States Court of Appeals for the Sixth Circuit. Oral argument is scheduled for March 11, 2010.

Certain of the defendants in the lawsuit described above are officers or directors of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s 2009 Annual Meeting of Stockholders held on December 3, 2009, the following actions were taken:

The following directors were elected to serve until the 2012 Annual Meeting of Stockholders and until their successors are elected and qualified:

Name	For	Withheld
Norman P. Blake, Jr.	119,559,745	227,589
Landon Hilliard	118,162,397	1,624,937
James J. McMonagle	116,777,891	3,009,443
W. Howard Morris	119,571,920	215,414

Proposal 2 to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the 2010 year was approved by stockholders with 119,657,756 shares voting in favor of the proposal, 69,793 shares voting against the proposal and 59,785 shares abstaining.

EXECUTIVE OFFICERS OF OWENS CORNING

The name, age and business experience during the past five years of Owens Corning’s executive officers as of February 17, 2010 are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning or the Predecessor during the past five years except as indicated. Unless otherwise noted, all positions provided below refer to positions held with the Predecessor for periods through October 31, 2006, and with Owens Corning for periods thereafter.

Name and Age	Position*
Karel K. Czanderna (53)	Group President, Building Materials since August 2008; formerly Vice President, North America Cooking Products & Outdoor Kitchens Businesses, Whirlpool Corporation.

Charles E. Dana (54)	Group President, Composite Solutions since September 2008; formerly Vice President and President, Composite Solutions Business.

David L. Johns (51)	Senior Vice President and Chief Information Technology Officer since December 2009; formerly Senior Vice President and Chief Supply Chain and Information Technology Officer.

Stephen K. Krull (45)	Senior Vice President, General Counsel and Secretary since February 2003.

Mark W. Mayer (52)	Vice President and Chief Accounting Officer since December 2007; formerly Vice President Corporate Accounting and External Reporting.

Duncan J. Palmer (44)	Senior Vice President and Chief Financial Officer since September 2007; formerly Vice-President, Upstream Commercial Finance for Shell International Exploration and Production BV (2007) and Vice-President Finance Global Lubricants for the Royal Dutch Shell Group of Companies.

Daniel T. Smith (44)	Senior Vice President, Human Resources since September 2009; formerly Executive Vice President/Chief Administrative Officer, Borders Group, Inc. (2009), Executive Vice President, Human Resources, Borders Group, Inc. (2006), and Senior Vice President, Human Resources, Borders Group, Inc.

Michael H. Thaman (45)	President and Chief Executive Officer since December 2007 and also Chairman of the Board since April 2002; formerly also Chief Financial Officer until September 2007. Director since January 2002.

*	Information in parentheses indicates year during the past five years in which service in position began. The last item listed for each individual represents the position held by such individual at the beginning of the five year period.

PART II

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Owens Corning’s common stock trades on the New York Stock Exchange under the symbol “OC.” The following table sets forth the high and low sales prices per share of Owens Corning common stock for each quarter from January 1, 2008 through December 31, 2009:

Period	High	Low
First Quarter 2008	$22.90	$16.20
Second Quarter 2008	$28.58	$17.90
Third Quarter 2008	$27.34	$19.68
Fourth Quarter 2008	$24.26	$10.05
First Quarter 2009	$18.66	$5.08
Second Quarter 2009	$20.73	$8.61
Third Quarter 2009	$26.26	$11.74
Fourth Quarter 2009	$26.80	$20.09

Holders of Common Stock

The number of stockholders of record of Owens Corning’s common stock on January 31, 2010 was 392.

Dividends

Owens Corning did not pay dividends on its common stock during the two most recent years. The payment of any future dividends to our stockholders will depend on decisions that will be made by our Board of Directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, corporate law restrictions, capital requirements, the applicable laws of the State of Delaware and business prospects. Although our Board of Directors is expected to consider from time to time the payment of quarterly dividends, there can be no assurance we will pay any dividend, or if declared, the amount of such dividend.

As a consequence of certain provisions of the Company’s senior notes and senior credit facilities, the Company and its subsidiaries are subject to certain restrictions on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Owens Corning has nothing to report under this Item.

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during the three months ended December 31, 2009:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
October 1-31, 2009	95,860		$22.11	—	1,885,626
November 1-30, 2009	—		—	—	1,885,626
December 1-31, 2009	54,354		25.64	—	1,885,626

Total	150,214	*	$23.39	—

*	The Company retained 150,214 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.
**	On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 6.	SELECTED FINANCIAL DATA

	Successor (a)				Predecessor (a)
	Twelve Months Ended Dec. 31, 2009 (b)	Twelve Months Ended Dec. 31, 2008 (c)	Twelve Months Ended Dec. 31, 2007 (d)	Two Months Ended Dec. 31, 2006 (e)	Ten Months Ended Oct. 31, 2006 (f)	Twelve Months Ended Dec. 31, 2005 (g)
	(in millions, except per share amounts)
Statement of Earnings (Loss) Data
Net sales	$4,803	$5,847	$4,978	$772	$4,627	$5,177
Gross margin	$849	$922	$776	$84	$914	$1,098
Marketing and administrative expenses	$522	$617	$498	$86	$408	$521
Provision (credit) for asbestos litigation claims (recoveries)	$—	$—	$—	$—	$(13)	$4,267
Earnings (loss) from continuing operations before interest and taxes	$192	$234	$144	$(76)	$479	$(3,773)
Interest expense, net	$111	$116	$122	$29	$241	$740
Gain on settlement of liabilities subject to compromise	$—	$—	$—	$—	$(5,864)	$—
Fresh-start accounting adjustments	$—	$—	$—	$—	$(2,919)	$—
Income tax expense (benefit)	$14	$931	$(8)	$(35)	$991	$(400)
Earnings (loss) from continuing operations	$67	$(811)	$29	$(70)	$8,034	$(4,118)
Earnings (loss) from discontinued operations (h)	$—	$—	$69	$(11)	$127	$35
Net earnings (loss) attributable to Owens Corning	$64	$(813)	$95	$(85)	$8,157	$(4,082)
Amounts attributable to Owens Corning common stockholders:
Earnings (loss) from continuing operations, net of tax	$64	$(813)	$26	$(74)	$8,030	$(4,117)
Discontinued operations, net of tax	—	—	69	(11)	127	35

Net earnings (loss)	$64	$(813)	$95	$(85)	$8,157	$(4,082)

Basic earnings (loss) per common share attributable to Owens Corning common stockholders
Earnings (loss) from continuing operations	$0.51	$(6.38)	$0.20	$(0.58)	$145.20	$(74.45)
Earnings (loss) from discontinued operations	—	—	0.54	(0.09)	2.30	0.63

Basic earnings (loss) per common share	$0.51	$(6.38)	$0.74	$(0.67)	$147.50	$(73.82)

Diluted earnings (loss) per common share attributable to Owens Corning common stockholders
Earnings (loss) from continuing operations	$0.50	$(6.38)	$0.20	$(0.58)	$134.06	$(74.45)
Earnings (loss) from discontinued operations	—	—	0.54	(0.09)	2.12	0.63

Diluted earnings (loss) per common share	$0.50	$(6.38)	$0.74	$(0.67)	$136.18	$(73.82)

Weighted-average common shares
Basic	124.8	127.4	128.4	128.1	55.3	55.3
Diluted	127.1	127.4	129.0	128.1	59.9	55.3
Statement of Cash Flows Data
Net cash flow provided by (used for) operating activities	$541	$193	$182	$15	$(1,903)	$746
Additions to plant and equipment	$(243)	$(434)	$(247)	$(77)	$(284)	$(288)
Balance Sheet Data
Total assets	$7,167	$7,222	$7,851	$8,450	$8,857	$8,861
Long-term debt, net of current portion	$2,177	$2,172	$1,993	$1,296	$1,300	$36
Liabilities, subject to compromise	$—	$—	$—	$—	$—	$13,520
Total equity (deficit)	$2,853	$2,780	$4,004	$3,710	$3,911	$(7,974)

No dividends were declared or paid for any of the periods presented above.

ITEM 6.	SELECTED FINANCIAL DATA (continued)

(a)	The Company adopted fresh-start accounting on October 31, 2006. Fresh-start accounting requires that the reporting entity allocate the reorganization value of the company to its assets and liabilities in a manner similar to the manner done in an acquisition. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Owens Corning and its subsidiaries for the periods following October 31, 2006 (“Successor”) and of Owens Corning Sales, LLC and its subsidiaries for the periods through October 31, 2006 (“Predecessor”).
(b)	During 2009, the Successor recorded $53 million of charges related to cost reduction actions and related items (comprised of $34 million of severance costs, and $19 million of other costs, inclusive of $13 million of accelerated depreciation), charges of $33 million of integration costs related to the 2007 Acquisition, and $29 million for charges related to our employee emergence equity program.
(c)	During 2008, the Successor recorded $85 million of integration costs related to the 2007 Acquisition (including charges of $10 million to impair assets related to the 2008 Divestiture), $26 million of expenses related to our employee emergence equity program, $9 million in expenses related to leases of certain precious metals used in production tooling, $7 million for charges related to cost reduction actions and a gain of $48 million related to the sale of certain precious metals used in production tooling.
(d)	During 2007, the Successor recorded $54 million for charges related to cost reduction actions and related items (comprised of $28 million of charges related to severance and $26 million of other costs, which is inclusive of $21 million of accelerated depreciation), charges of $101 million of integration and transaction costs related to the 2007 Acquisition (including $60 million of charges to impair assets related to the 2008 Divestiture and charges of $12 million related to the impact of inventory write-up) and $37 million of expenses related to our employee emergence equity program.
(e)	During the two months ended December 31, 2006, the Successor recorded $32 million for charges related to cost reduction actions and related items (comprised of $20 million of charges related to cost reduction actions and $12 million of other costs), $6 million of transaction costs related to the 2007 Acquisition, charges of $10 million for Chapter 11-related reorganization expenses, charges of $91 million related to the impact of fresh-start accounting (comprised of $70 million related to the impact of inventory write-up and $21 million related to the write-off of in-process research and development) and $6 million of expenses related to our employee emergence equity program.
(f)	During the ten months ended October 31, 2006, the Predecessor recorded income of $34 million for charges related to cost reduction actions and related items (comprised of $12 million of charges related to cost reduction actions, $45 million of gains on the sale of certain precious metals used in production tooling, and $1 million of other gains), $7 million of transaction costs related to the 2007 Acquisition, charges of $45 million for Chapter 11-related reorganization expenses, income of $13 million for asbestos-related insurance recoveries and $247 million for accrued post petition interest.
(g)	During 2005, the Predecessor recorded charges of $4,267 million for additional provision for asbestos liability claims net of asbestos-related insurance recoveries, charges of $735 million for accrued post petition interest for the period from December 31, 2005 through October 31, 2006 on the Predecessor’s primary pre-petition bank credit facility, charges of $45 million for Chapter 11-related reorganization expenses, income of $13 million due to changes in the Ohio tax law during 2005, $7 million of gains from the sale of certain precious metals used in production tooling and gains of $5 million on the early extinguishment of Asian debt.
(h)	Discontinued operations consist of the Company’s Siding Solutions business and Fabwel unit, which were both sold during the third quarter of 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We delivered $308 million in Adjusted EBIT for the twelve months ended December 31, 2009 despite continued weakness in the United States housing market and the global economy. The diversity of our portfolio of businesses served us well, as strong results in our Roofing business more than offset weak results in our other businesses. See below for further information regarding Adjusted EBIT, including a reconciliation to net earnings (loss) attributable to Owens Corning.

Our Roofing business delivered record performance, improving EBIT by $345 million over 2008. This increase was driven by higher selling prices, lower raw material costs, particularly asphalt, and actions we have taken to improve our cost and product mix.

Demand in all of our businesses was lower in 2009 as compared to 2008, with the weakness most pronounced in our Insulation business and our Composites segment. Our Insulation business continued to benefit from the diversity of its product and regional portfolio, which softened the impact of the weakness in the United States housing market on our results. Following the dramatic decline in demand in the fourth quarter 2008, demand in our Reinforcements business improved each quarter in 2009. This trend contributed to our Composites segment turning profitable in the third and fourth quarters of the year.

In response to market weakness, we took various actions throughout 2009 to reduce our cost structure across the Company including curtailing significant capacity, extending furnace downtimes for rebuilds, reducing headcount and delaying capital projects. These actions contributed to the achievement of our annual cost savings goal of $160 million. In 2010, as market conditions develop, we will continue to assess options to further reduce our cost structure.

During 2009, we focused heavily on generating cash and maintaining a strong balance sheet with ample liquidity. We generated $541 million of cash flow from operating activities, of which approximately one-fourth was due to improvements in working capital. During the second quarter 2009, we further strengthened our liquidity position with the issuance of $350 million of 9.0% senior notes due 2019.

At the end of 2009, we had $946 million available on our $1 billion senior revolving credit facility (no borrowings and $54 million letters of credit outstanding), and cash on hand of $564 million. The Company has no significant debt maturities until the fourth quarter 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Net sales	$4,803	$5,847	$4,978
Gross margin	$849	$922	$776
% of net sales	18%	16%	16%
Marketing and administrative expenses	$522	$617	$498
% of net sales	11%	11%	10%
Science and technology expenses	$61	$69	$63
% of net sales	1%	1%	1%
Charges related to cost reduction actions	$34	$7	$28
Employee emergence equity program expense	$29	$26	$37
Earnings from continuing operations before interest and taxes	$192	$234	$144
Interest expense, net	$111	$116	$122
Income tax expense (benefit)	$14	$931	$(8)
Earnings (loss) from continuing operations	$67	$(811)	$29
Earnings from discontinued operations, net of tax of $0, $0 and $45	$—	$—	$69
Net earnings (loss) attributable to Owens Corning	$64	$(813)	$95

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

2009 Compared to 2008: Net sales decreased in 2009 as compared to 2008, driven by lower net sales in our Composites segment and in our Insulation business. Overall demand for our products was lower in 2009 as a result of continued weakness in the United States housing market and the global economy.

2008 Compared to 2007: Net sales increased primarily as a result of incremental sales from the 2007 Acquisition net of the 2008 Divestiture in our Composites segment, and from increased selling prices and sales volumes in our Roofing business. These increases were partially offset by declines in sales volume in our Insulation business.

GROSS MARGIN

2009 Compared to 2008: Gross margin as a percentage of sales improved in 2009 as compared to 2008. This improvement was primarily the result of significant gross margin improvements in our Roofing business, coupled with our Roofing business representing a greater proportion of gross margin in 2009. The overall increase in gross margin as a percentage of sales was tempered by margin declines in our Insulation business and our Composites segment.

Certain items are excluded from management’s internal view of segment performance and, therefore, are excluded from the segment gross margin discussion above. For 2009 compared to 2008, the net impact of these items was not material to gross margin.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2008 Compared to 2007: The increase in gross margin is the result of margin improvements in our Composites segment and Roofing business, partially offset by lower margins in our Insulation business. The improvement in Composites was the result of the inclusion of a full year of margin from the 2007 Acquisition and increases in manufacturing productivity, including the realization of synergies from the 2007 Acquisition. The increase in our Roofing business was the result of price increases that outpaced inflation and improved manufacturing productivity, sales volume and mix. The deterioration in our Insulation business was the result of inflation, declines in selling prices and lower sales volumes.

Certain items are excluded from management’s internal view of segment performance and, therefore, are excluded from the segment gross margin discussion above. The net effect of these items, which are included in our Corporate, Other and Eliminations category, had a minor impact on the change in gross margin from 2007 to 2008. Year-over-year, we incurred $50 million less in charges for asset impairments, $30 million less in charges relating to exiting businesses, closing facilities and taking non-recurring actions to reduce operating costs and $12 million less in charges related to the write-up of inventories associated with the 2007 Acquisition. Offsetting these decreases in expenses were additional integration costs related to the 2007 Acquisition of $33 million, additional performance-based compensation expense of $18 million and an additional $12 million of precious metal lease expense resulting from leases assumed in the 2007 Acquisition.

MARKETING AND ADMINISTRATIVE EXPENSES

2009 Compared to 2008: The decrease in marketing and administrative expenses was primarily the result of cost savings from our various cost reduction actions taken throughout 2008 and 2009 and synergies realized from the 2007 Acquisition. Additionally, some of our marketing and administrative costs are related to the integration of our 2007 Acquisition. Such integration costs were $33 million lower in 2009.

2008 Compared to 2007: The increase was primarily due to the inclusion of the 2007 Acquisition for the full year of 2008 compared to two months of 2007, additional performance-based compensation expense of $39 million and a $13 million increase in acquisition integration and transaction costs.

CHARGES RELATED TO COST REDUCTION ACTIONS

2009 Compared to 2008: Charges related to cost reduction actions were higher in 2009 compared to 2008. During 2009, we took significant actions to reduce production and lower operating costs in response to weak market conditions, resulting in severance charges.

2008 Compared to 2007: During the fourth quarter 2007, we initiated actions to close certain facilities and reduce operating costs. In relation to these actions, we recorded certain severance and contract termination charges. Additional charges related to these actions were recorded in 2008.

EARNINGS BEFORE INTEREST AND TAXES

2009 Compared to 2008: In addition to the items noted above, year-over-year comparability of earnings from continuing operations before interest and taxes were impacted by gains on sales of certain precious metals used in production tooling. In 2009, we recorded a $6 million gain on the sale of certain precious metals used in production tooling. In 2008, we recorded gains of $48 million on such sales. These items were recorded in other (income) expenses on the Consolidated Statements of Earnings (Loss).

2008 Compared to 2007: In addition to the items noted above, earnings (loss) from continuing operations before interest and taxes were impacted by gains on sales of certain precious metals used in production tooling. In 2008, other (income) expenses on the Consolidated Statement of Earnings (Loss) included gains of $48 million on such sales, while there were no such metal sales in 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE, NET

2009 Compared to 2008: Interest expense in 2009 is in line with that of 2008. Higher average borrowing levels in 2009 were offset by lower weighted-average interest rates.

2008 Compared to 2007: Interest expense in 2008 is in line with that of 2007. Higher average borrowing levels in 2008 were offset by lower average variable interest rates.

INCOME TAX EXPENSE

Income tax expense for 2009 was $14 million. The difference between the effective tax rate in 2009 of 17% and the statutory tax rate of 35% is primarily attributable to the increased level of earnings in the United States, in which there is relatively little income tax expense due to the valuation allowance against the United States deferred tax assets. Also contributing to the lower effective tax rate are the various tax planning initiatives implemented in 2007 and 2008, which have significantly reduced our cash taxes and tax provision related to our international operations. Offsetting the reductions were increases to the valuation allowance related to our international operations and increases in other tax reserves.

Income tax expense for 2008 was $931 million primarily due to a non-cash charge of $906 million to establish an accounting valuation allowance against our United States deferred tax assets, related to our net operating losses. The valuation allowance was recorded based on our United States losses before income taxes over 2007 and 2008 and our current estimates for near-term United States results, which have been adversely impacted by the continuing decline in United States housing starts. Taking this charge will have no impact on our ability to utilize our United States net operating losses to offset future United States profits. We continue to believe that we ultimately will have sufficient United States profitability during the remaining tax loss carryforward period to realize substantially all of the economic value of the net operating losses before they expire. For federal tax purposes, the net operating losses begin to expire in 2026. For state tax purposes, the expiration period could be shorter. We will periodically review the accounting valuation allowance and will reverse this reserve when appropriate.

In 2008, excluding the charge related to the valuation allowance described above and the approximate $7 million charge for establishing similar valuation allowances against certain of our foreign net deferred tax assets, our effective tax rate was 15%. The difference between this effective rate and the federal statutory tax rate of 35% was primarily attributable to various tax planning initiatives implemented in 2007 through 2008 which have significantly reduced our cash taxes and tax provision related to our international operations.

Income tax benefit for 2007 was $8 million, which represents a 36% negative effective tax rate. The difference between the 36% negative effective rate and the Federal statutory tax rate of 35% was primarily due to the effect of tax savings resulting from various initiatives implemented in 2006 and 2007 and global legislative changes.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Adjusting items are shown in the table below (in millions):

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Net precious metal lease (expense) income	$—	$(9)	$3
Charges related to cost reduction actions and related items	(53)	(7)	(54)
Acquisition integration and transaction costs	(33)	(85)	(101)
Gains (losses) on sales of assets and other	(1)	33	(12)
Employee emergence equity program expense	(29)	(26)	(37)

Total adjusting items	$(116)	$(94)	$(201)

The reconciliation from net earnings (loss) attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Twelve Months Ended Dec. 31,
	2009	2008	2007
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$64	$(813)	$95
Less: Net earnings attributable to noncontrolling interests	3	2	3

NET EARNINGS (LOSS)	67	(811)	98
Discontinued operations
Earnings from discontinued operations, net of tax of $0, $0 and $5, respectively	—	—	9
Gain on sale of discontinued operations, net of tax of $0, $0 and $40, respectively	—	—	60

Total earnings from discontinued operations	—	—	69

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	67	(811)	29
Equity in net earnings (loss) of affiliates	—	2	(1)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE
EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	67	(813)	30
Income tax expense (benefit)	14	931	(8)

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	81	118	22
Interest expense, net	111	116	122

EARNINGS FROM CONTINUING OPERATIONS BEFORE	192	234	144
INTEREST AND TAXES
Less: adjusting items from above	(116)	(94)	(201)

ADJUSTED EBIT	$308	$328	$345

Segment Results

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for our Composites segment (in millions):

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Net sales	$1,633	$2,363	$1,695
% change from prior year	-31%	39%	23%

EBIT	$(33)	$208	$123
EBIT as a % of net sales	-2%	9%	7%

Depreciation and amortization expense	$130	$138	$115

NET SALES

2009 Compared to 2008: Lower sales volumes, resulting from reduced demand levels, represented approximately two-thirds of the decrease in net sales for 2009 as compared to 2008. As a result of the global economic slow-down, demand for our Reinforcements products decreased in December 2008 to 45 percent below the average monthly demand for the first 11 months of 2008. Demand increased each quarter throughout 2009, and was stronger in the fourth quarter 2009 than the fourth quarter 2008. The remainder of the decrease in net sales was the result of the inclusion of four months of sales from the 2008 Divestiture in 2008 net sales, unfavorable product mix, lower selling prices and unfavorable currency translation.

2008 Compared to 2007: Substantially all of the increase in net sales was the result of incremental sales from the 2007 Acquisition net of the 2008 Divestiture. Excluding these incremental sales, sales volumes decreased due to the global economic slow-down and the resulting decline in global GDP during the fourth quarter of 2008. Other items positively impacting net sales in 2008 were the translation of sales denominated in foreign currencies into United States dollars and slightly higher selling prices.

EBIT

2009 Compared to 2008: Our Composites segment EBIT was $241 million lower in 2009 than in 2008. The decline was primarily driven by lower sales volumes, including the impact of underutilization of our production capacity. Also impacting EBIT for our Composites segment were lower selling prices, partially offset by lower marketing and administrative expenses. This segment includes a portfolio of various products across several geographic regions including Europe, the Americas and Asia Pacific. During the second half 2008, we increased selling prices in many regions and products to partially recover inflation. In our European Reinforcements business, first quarter 2009 selling prices deteriorated from fourth quarter 2008 as a result of the significant decline in demand. Through the third quarter 2009, prices in this region gradually declined under competitive pressure. During the fourth quarter, prices began to show some recovery.

In response to market conditions, we took aggressive actions in this segment in the first half 2009 to reduce inventories and operating costs, focusing on cash generation. To that end, we reduced our headcount, and decreased production levels by idling and shutting down production lines. In the fourth quarter 2009, we began to increase production levels in response to improved demand, although we continued to manage production capacity below demand. As a result of our cost reduction actions and improved demand, this segment generated positive EBIT during the second half 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2008 Compared to 2007: More than three-quarters of the EBIT improvement was due to incremental earnings from the 2007 Acquisition net of the 2008 Divestiture. EBIT was also positively impacted by improvements in manufacturing productivity, reduced marketing and administrative costs (excluding the impact from the 2007 Acquisition net of the 2008 Divestiture) and favorable translation rates on earnings denominated in foreign currencies. Our manufacturing operations and our marketing and administrative functions benefited from synergies from the integration of the 2007 Acquisition. Offsetting these increases were lower sales volumes (excluding the impact of the 2007 Acquisition net of the 2008 Divestiture) and lower margins resulting from our inability to recover inflation in raw materials, energy and delivery costs through selling price increases.

OUTLOOK

The rate of the market recovery remains uncertain and is expected to vary among products, end-use markets and geographic regions. However, we believe that overall demand in this segment will continue to trend upward as global industrial demand improves. We expect overall 2010 production levels to be consistent with demand, which will result in us increasing capacity utilization – a trend that began in the second half 2009. Additionally, this segment will continue to benefit from synergies associated with the 2007 Acquisition and the various cost reduction actions we took in 2008 and 2009.

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Building Materials segment and our businesses within this segment (in millions):

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Net sales
Insulation	$1,285	$1,573	$1,776
Roofing	1,898	1,863	1,375
Other	141	235	301
Eliminations	(10)	(15)	(13)

Total Building Materials	$3,314	$3,656	$3,439

% change from prior year	-9%	6%	-18%
EBIT
Insulation	$(85)	$14	$192
Roofing	530	185	27
Other	(44)	(24)	14

Total Building Materials	$401	$175	$233

EBIT as a % of net sales	12%	5%	7%
Depreciation and amortization expense
Insulation	$117	$119	$125
Roofing	42	42	40
Other	15	12	10

Total Building Materials	$174	$173	$175

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

2009 Compared to 2008: Net sales in our Building Materials segment were lower in 2009, primarily driven by demand weakness resulting from lower United States housing starts.

Sales in our Roofing business were comparable year-over-year, as higher selling prices offset lower sales volumes. We increased selling prices in our Roofing business in the months leading up to the fourth quarter 2008 to recover inflation in raw material costs, particularly asphalt. Since that time, selling prices have been generally stable. Lower demand, associated with both reduced storm activity and reduced new residential construction, resulted in the lower level of sales volumes and decreased net sales by approximately 10 percent.

In our Insulation business, lower sales volumes represented more than three-fourths of the decline in net sales. Demand was down primarily as a result of the lower level of housing starts. Our experience is that our residential insulation demand lags United States residential housing starts by approximately three months. Lagged United States housing starts for 2009 (the period from October 1, 2008 through September 30, 2009) were 43 percent lower than those for the same period one year earlier according to data reported by the United States Census Bureau. Our Insulation business includes a diverse portfolio with a geographic mix of United States, Canada, Asia-Pacific and Latin America, a market mix of residential, commercial, industrial and other markets, and a channel mix of retail, contractor and distribution. In aggregate, these sectors moderated the impact of lower United States housing starts on overall Insulation demand.

2008 Compared to 2007: The increase in net sales was the result of increased net sales in our Roofing business that were partially offset by decreases in net sales in our remaining businesses within the Building Materials segment. More than three-quarters of the increase in Roofing net sales was attributable to increases in selling prices, which were implemented to recover inflation, primarily in asphalt, and thereby improve margins in this business. Also improving Roofing net sales were higher sales volumes, which were driven by strong, damaging storms in the spring and summer of 2008, and favorable product mix related to increased sales of our Duration™ Series Shingle product line and our roofing accessories.

The continued decline in new residential construction in the United States significantly impacted the demand for insulation products, and therefore, more than three-quarters of the decrease in our Insulation net sales was the result of lower sales volumes. United States housing starts had been declining for more than two years, and were down 33% from 2007 to 2008, which resulted in significantly lower sales in our residential insulation markets. However, our commercial and industrial markets in the United States, as well as our markets in Canada, Asia Pacific and Latin America, did not experience declines in demand to the same extent. Additionally, sales volumes in our residential re-insulation market increased, from a low base, as homeowners increased the energy efficiency of their homes to offset rising energy costs. Insulation sales were also negatively impacted by price declines in the first half of the year due to lower capacity utilization across the industry, although there was some stabilization in pricing in residential insulation during the second half of the year.

EBIT

2009 Compared to 2008: The substantial increase in EBIT was driven by unit margin improvements in our Roofing business, which were partially offset by lower EBIT performance in the rest of the Building Materials segment.

In our Roofing business, higher unit margins accounted for substantially all of the increase in EBIT. The EBIT margin momentum from the fourth quarter 2008 continued throughout 2009 as a result of generally stable selling prices and deflation in certain raw materials costs, primarily asphalt. Partially offsetting the higher unit margins was the impact of lower sales volumes, including underutilization of our production capacity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In our Insulation business, lower sales volumes, including the impact of underutilization of our production capacity, accounted for substantially all of the decrease in EBIT. Other items impacting EBIT were slightly lower selling prices, which were offset by improved manufacturing productivity, deflation in raw materials costs and lower marketing and administrative expenses.

In response to the continued weak United States housing market, we took actions across our Building Materials segment during 2008 and 2009 to reduce our production capacity and align our cost structure with market demand.

2008 Compared to 2007: The decrease in Building Materials EBIT was the result of lower EBIT margins in our Insulation business, partially offset by higher EBIT margins in our Roofing business. In our Insulation business, over half of the decrease in EBIT was the result of lower margins due to high levels of inflation in energy and energy-related costs, such as materials and delivery, coupled with price declines. Lower sales volumes, which drove underutilization of our production capacity, accounted for the remainder of the decrease in EBIT in our Insulation business. We were able to mitigate this impact through actions we took beginning in the fourth quarter 2007 to reduce our production capacity and align our cost structure with market demand expectations.

In our Roofing business, nearly half of the increase in EBIT was the result of productivity improvements. In 2008, we made significant gains in manufacturing and material efficiencies, as well as realized benefits from a stream-lined asset base resulting from our 2007 and 2008 cost-cutting actions. Another one-third of the increase in Roofing EBIT was the result of improved margins as price increases outpaced inflation in raw materials, labor and delivery. Increased sales volumes and favorable product mix accounted for the remainder of the increase in EBIT.

OUTLOOK

Fourth quarter 2009 United States housing starts were 19% below fourth quarter 2008 United States housing starts, and therefore we expect new residential construction-related market demand in our Building Materials segment to be weaker in the first quarter 2010 than the first quarter 2009. We expect this demand weakness to continue through at least the first half 2010, as the timing and pace of any recovery of the United States housing market in 2010 remains uncertain.

In our Insulation business, we believe the geographic, product, and channel mix of our portfolio will help moderate the impact of continued demand-driven weakness associated with new construction in 2010. Should the recovery of new construction be sooner and faster than anticipated, we are prepared to respond to increased demand by bringing additional production capacity back on-line. Conversely, we are prepared to take further actions to reduce our production if further weakening occurs.

In our Roofing business, we have achieved significant margin improvements through our price discipline and gains in manufacturing and material efficiencies. We expect that these margin improvements we have made will continue to drive profitability despite weak demand. Uncertainties that may impact our Roofing gross margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Net precious metal lease expense (income)	—	(9)	3
Charges related to cost reduction actions and related items	(53)	(7)	(54)
Acquisition integration and transaction costs	(33)	(85)	(101)
Gains (losses) on sales of assets and other	(1)	33	(12)
Employee emergence equity program expense	(29)	(26)	(37)
General corporate expense	(60)	(55)	(11)

EBIT	$(176)	$(149)	$(212)

Depreciation and amortization	$21	$20	$43

EBIT

2009 Compared to 2008: During 2009, we took significant actions to reduce production and lower operating costs in response to weak market conditions, resulting in severance and other related charges of $53 million. Acquisition integration and transaction costs were lower in 2009 than 2008 because the majority of the integration work was completed before 2009 and the 2008 charges include a $10 million impairment related to the 2008 Divestiture (see below for further details). In 2009, we recorded a $6 million gain on the sale of certain precious metals used in production tooling, while in 2008, we recorded gains of $48 million on such sales.

2008 Compared to 2007: For 2008, included in the gains (losses) on sales of assets and other line are $48 million of gains on the sale of certain precious metals used in production tooling and $13 million of net other expenses and gains that are excluded from our segment results and primarily related to activities to exit facilities. Acquisition integration and transaction costs include a $10 million impairment charge in 2008, and a $50 million impairment charge in 2007, both to write the property, plant and equipment of the facilities sold in the 2008 Divestiture down to fair value less costs to sell. The increase in general corporate expense was primarily due to increased performance-based compensation expense of $57 million. This increase was partially offset by the impact of our fourth-quarter 2007 cost savings projects.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. Our full year performance improved 6% in 2009 over our performance in 2008.

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

In the second quarter 2009, we issued $350 million of senior notes maturing in 2019 and used the proceeds to reduce outstanding amounts under our senior revolving credit facility. At the end of 2009, we had $946 million available on our $1 billion senior revolving credit facility (no borrowings and $54 million letters of credit outstanding).

We are also closely monitoring the potential impact of changes in the operating conditions of our customers on our operating results. To date, changes in the operating conditions of our customers have not had a material adverse impact on our operating results; however, it is possible that we could experience material losses in the future if current economic conditions worsen.

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

The credit agreement applicable to our senior revolving credit facility and our senior term loan facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that are usual and customary for a senior unsecured credit agreement. We were well within compliance with these covenants as of December 31, 2009. At December 31, 2009, we had $2.2 billion of short- and long-term debt and cash-on-hand of $564 million.

During the second quarter 2009, both Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service (“Moody’s”) reaffirmed our prior credit ratings. In October 2009, Standard & Poor’s Ratings Services improved its outlook on Owens Corning to stable from negative. As of December 31, 2009, we had a credit rating of BBB- with a stable outlook from S&P and a rating of Ba1 with a negative outlook from Moody’s. In December 2009, Fitch Ratings initiated coverage of Owens Corning, and assigned us a rating of BBB- with a stable outlook.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Cash balance	$564	$236	$135
Cash provided by operating activities	$541	$193	$182
Cash provided by (used for) investing activities	$(204)	$(162)	$(430)
Cash provided by (used for) financing activities	$(17)	$67	$(731)
Unused committed credit lines	$946	$615	$775

Operating activities: In 2009, we generated $541 million of cash from operating activities, while in 2008 we generated $193 million of cash from our operating activities. This change was driven by our success at significantly improving our working capital. We generated $134 million of cash from working capital in 2009, as compared to using $164 million in 2008.

Investing activities: The increase in cash flow used for investing activities in 2009 is primarily the result of significantly less proceeds from the sales of assets or affiliates, partially offset by decreased additions to plant and equipment. Proceeds from the sales of assets in 2008 were primarily related to the 2008 Divestiture and the sale of certain precious metals used in production tooling. As a part of our cost reduction actions and focus on cash, we have reduced our additions to property, plant and equipment in 2009.

Financing activities: In 2009, we used $17 million of cash for financing activities, while in 2008 our cash provided by financing activities was $67 million. This change was driven by our net borrowings in 2008 of $167 million as compared to net payments on our debt of $11 million in 2009. This decrease in net borrowings of $178 million was partially offset by treasury stock repurchases of $100 million in 2008.

2010 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2010 are expected to be greater than that in 2009, but less than depreciation and amortization expense. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of December 31, 2009 our federal tax net operating losses remaining were $2.6 billion. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period.

In 2008, we recorded an accounting valuation allowance against our United States deferred tax assets related to our net operating losses. Recording this accounting valuation allowance had no impact on our ability to utilize

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

our United States net operating losses to offset future United States profits. Since that time, earnings performance in our United States operations has improved. If we continue to generate earnings before income taxes in the United States, and our near-term forecasts remain favorable, it is reasonably possible that we may reverse this valuation allowance.

In addition to the United States net operating losses described above, we have deferred tax assets related to net operating losses in various foreign jurisdictions, which totaled $444 million as of December 31, 2009. Our ability to utilize these net operating losses may be limited as a result of certain events, such as insufficient future taxable income prior to expiration of the net operating losses. Should we determine that it is likely that our recorded net operating loss benefits are not realizable, we would be required to reduce the net operating loss tax benefits reflected on our Consolidated Financial Statements to the net realizable amount by establishing an accounting valuation allowance and recording a corresponding charge to current earnings. To date, we have recorded valuation allowances against certain of these deferred tax assets.

Pension contributions

The Company has several defined benefit pension plans. The Company made cash contributions of $43 million and $73 million to the plans during the twelve months ended December 31, 2009 and 2008, respectively. The Company expects to contribute approximately $38 million in cash to its pension plans during 2010. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

The Company is committed to providing a competitive benefit package to employees. On August 31, 2009 the Company elected to reorganize its postemployment benefit package, by which the Company enhanced its 401(k) Plan and froze a portion of the United States Pension Plan for all salaried employees and a significant portion of hourly employees, effective January 1, 2010.

Derivatives

To mitigate some of the near-term volatility in our earnings and cash flows, we use financial and derivative instruments to manage certain exposures, principally energy- and interest-related. Going forward, the results of these practices could be positive, neutral or negative in any period depending on relevant price changes.

Our policy is to hedge up to 75% of our total forecasted natural gas exposures for the next two months, up to 50% for the following four months, and lesser amounts for the remaining periods. We currently have hedged a portion of our exposures for the next 24 months. These hedges will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures.

Our current practice is to manage our interest rate exposure by balancing the mixture of our fixed and variable rate instruments our interest expense. We utilize, among other strategies, interest rate swaps to achieve this balance in interest rate exposures. In 2009, we entered into interest rate swaps to convert $500 million of our fixed rate debt due in 2016 to a variable rate based on LIBOR.

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

CONTRACTUAL OBLIGATIONS

In the ordinary course of business, the Company enters into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2009 are as follows (in millions):

	Payments due by period
	2010	2011	2012	2013	2014	2015 and Beyond	Total
Long-term debt obligations	$7	$602	$4	$3	$3	$1,554	$2,173
Interest on fixed rate debt (1)	116	115	115	115	115	1,092	1,668
Interest on variable rate debt (2)	8	6	1	—	—	—	15
Capital lease obligations	2	2	2	3	3	35	47
Operating lease obligations	46	35	28	20	18	83	230
Purchase obligations (3)	177	90	43	27	19	47	403
Pension contributions (4)	38	48	50	40	39	37	252

Total (5)	$394	$898	$243	$208	$197	$2,848	$4,788

(1)	Interest on fixed rate debt has not been adjusted for the impact of interest rate swaps.
(2)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2009 for all future periods.
(3)	Purchase obligations are commitments to suppliers to purchase goods or services, and include take-or-pay arrangements, capital expenditures, and contractual commitments to purchase equipment. We did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. We do not believe such purchase orders will adversely affect our liquidity position.
(4)	The pension contributions are based on what the Company currently projects contributions to our pension plans will be through 2014.
(5)	The Company has not included its accounting for uncertainty in income taxes liability in the contractual obligation table as the timing of payment, if any, cannot be reasonably estimated. The balance of this liability at December 31, 2009 was $53 million.

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

We believe that the following accounting estimates are critical to our financial results:

Tax Estimates. The determination of our tax provision is complex due to operations in several tax jurisdictions outside the United States. We apply a more-likely-than-not recognition threshold for all tax uncertainties. Such uncertainties include any claims by the Internal Revenue Service for income taxes, interest, and penalties attributable to audits of open tax years.

In addition, we record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We estimate future taxable income and the effect of tax planning strategies in our consideration of whether deferred tax assets will more likely than not be realized. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to reduce the net deferred tax assets would be charged to earnings in the period such determination was made. Conversely, if we were to determine that we would be able to realize our net deferred tax assets in the future in excess of their currently recorded amount, an adjustment to increase the net deferred tax assets would be credited to earnings in the period such determination was made.

A full valuation allowance related to our United States net deferred tax assets in the amount of $901 million was recorded in the third quarter of 2008 based on our United States losses before income taxes in 2007 and the first nine months of 2008 and our estimates for near-term United States results at that time. Since that time, earnings performance in our Roofing business has improved substantially, generating significant earnings before income taxes in the United States. If we continue to generate significant earnings before income taxes in the United States, and our near-term forecasts remain favorable, it is reasonably possible that we may reverse all, or a portion, of this valuation allowance.

Stock-Based Compensation. We measure and recognize in our Consolidated Statements of Earnings (Loss) the expense associated with all stock-based payment awards made to employees and directors including stock options, restricted stock awards, restricted stock units, bonus stock awards, performance stock awards and performance stock units based on estimated fair values. The stock-based payment awards which require us to make the most significant estimates include our grants of performance stock awards and performance stock units (collectively “PSUs”) and our grants of stock options.

In 2007 and 2008, PSUs were granted that are contingent on meeting various company-wide performance goals during overlapping three-year periods. This requires us to make estimates regarding the likelihood of meeting our established goals (the “performance probability”) for each three-year period. Each performance probability can range from 0 percent to 200 percent depending on how we estimate that our performance over each relevant three-year period will compare to the goals established for such period. Quarterly, we review the performance probability for each PSU grant in place, and may make revisions to such estimates if it becomes probable that we will not fully meet or will exceed the stated performance goals. When the performance probabilities are revised, cumulative compensation expense for the applicable grants is re-computed using the updated performance probability for the term of the grant. An increase in the performance probability would result in the recognition of additional expense. A decrease in the performance probability would result in the reversal of previously-recorded surplus expense. These adjustments could result in a material impact to our Consolidated Financial Statements in any given period.

In 2009, PSUs were granted that are contingent on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the same three-year period. This requires us to make quarterly estimates regarding the fair value of the PSUs using a Monte Carlo simulation that uses various assumptions that include expected volatility of the stock price, the risk-free interest rate and expected dividends to be paid during the term. Of these assumptions, the expected volatility of our stock price is the most difficult to

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

estimate. When the fair value of the PSUs is revised, cumulative compensation expense for the applicable grants is re-computed using the updated fair values of the PSUs. An increase in the fair value of the PSUs would result in the recognition of additional expense. A decrease in the fair value of the PSUs would result in the reversal of previously-recorded surplus expense. These adjustments could result in a material impact to our Consolidated Financial Statements in any given period.

We utilize the Black-Scholes option valuation model to measure the amount of compensation expense to be recognized for each of our stock option grants. There are several assumptions that must be made when using the Black-Scholes model such as the expected term of each option, the expected volatility of the stock price during the expected term of the option, the expected dividends to be paid and the risk-free interest rate expected during the option term. Of these assumptions, the expected term of the options and expected volatility of our stock price are the most difficult to estimate. An increase in the expected volatility of our stock would increase the amount of compensation expense on new awards. An increase in the expected term of options would also cause an increase in compensation expense. The expected dividends to be paid and the risk-free interest rates are less difficult to estimate. An increase in the expected dividends to be paid would decrease compensation expense and an increase in the risk-free interest rate would increase compensation expense.

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

The Company has recorded its goodwill and conducted testing for potential goodwill impairment at a reporting unit level. Our reporting units represent a business for which discrete financial information is available and segment management regularly reviews the operating results. There are 10 reporting units within the Company, with nearly 90% of the goodwill recorded in 2 reporting units within the Building Materials operating segment. Fair values for goodwill testing are estimated using a discounted cash flow approach. Significant estimates in the discounted cash flow approach are cash flow forecasts of our reporting units, the discount rate, the terminal business value and the projected income tax rate. The cash flow forecasts of the reporting units are based upon management’s long-term view of our markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The projected income tax rates utilized are the cash tax rates that a prospective buyer would most likely factor into a fair value calculation for each reporting unit. Key factors considered are the statutory rate for the countries where each reporting unit operates and the implementation of a reasonable level of income tax planning strategies. The terminal business value is determined by applying a business growth factor to the latest year for which a forecast exists. Our annual test of goodwill resulted in no impairment charges being required. However, significant decreases in the Company’s long-term view for any of our reporting units could increase the likelihood of recognizing an impairment charge in the future. As part of our goodwill testing process, we evaluate whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing. For the testing performed in 2009, management concluded that there are no reasonably likely changes that would materially impact the results of the goodwill impairment testing.

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

Fair values for long-lived asset testing are calculated by estimating the undiscounted cash flows from the use and ultimate disposition of the asset or by estimating the amount that a willing third party would pay. For impairment testing, long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We group long-lived assets based on manufacturing facilities that produce similar products either globally or within a geographic region. Management tests asset groups for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Current market conditions have caused the Company to have idle capacity. We consider such idled capacity to be unimpaired because there has not been a significant change in the forecasted long-term cash flows at the asset group level to indicate that the carrying values may not be recoverable. While management’s current strategy is to utilize this capacity to meet expected future demand, any significant decrease in this expectation or change in management’s strategy could result in future impairment charges related to this excess capacity.

In addition, changes in management intentions, market conditions, operating performance and other similar circumstances could affect the assumptions used in these impairment tests. Changes in the assumptions could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.

Pensions and Other Postretirement Benefits. Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about investment returns, discount rates, inflation, mortality, turnover, and medical costs. Changes in assumptions used could result in a material impact to our Consolidated Financial Statements in any given period.

Two key assumptions that could have a significant impact on the measurement of pension liability and pension expense are the discount rate and expected return on plan assets. For our largest plan, the United States plan, the discount rate used for the December 31, 2009 measurement date was derived by matching projected benefit payments to bond yields obtained from the Citigroup Above Median Pension Discount Curve developed at these respective dates. The Citigroup Above Median Pension Discount Curve is a yield curve developed monthly by Citigroup and is based on corporate bonds rated AA+, AA or AA- by Standard & Poor’s or Aa1, Aa2 or Aa3 by Moody’s. The result supported a discount rate of 5.80% at December 31, 2009 compared to 6.85% at the December 31, 2008 measurement date. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the December 31, 2009 projected benefit obligation for the United States pension plans by approximately $27 million. A 25 basis point increase in the discount rate would decrease 2010 net periodic pension cost by approximately $1 million. A 25 basis point decrease in the discount rate would increase 2010 net periodic pension cost by approximately $2 million.

The expected return on plan assets was derived by taking into consideration the target plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers. We use the target plan asset allocation because we rebalance our portfolio to target on a quarterly basis. An asset return model was used to develop an expected range of returns on plan investments over a 20 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. This process resulted in the selection of an expected return of 8.00% at the December 31, 2009 measurement date, which is used to determine net periodic pension cost for the year 2010. This assumption is unchanged from the 8.00% return selected at the December 31, 2008 and December 31, 2007 measurement dates. A 25 basis point increase (decrease) in return on plan assets assumption would result in a respective decrease (increase) of 2010 net periodic pension cost by approximately $2 million.

The discount rate for our United States postretirement plan was selected using the same method as described for the pension plan. The result supported a discount rate of 5.60% at December 31, 2009 compared to 7.05% at

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

December 31, 2008. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the United States postretirement benefit obligation by approximately $6 million and decrease (increase) 2010 net periodic postretirement benefit cost by less than $1 million.

The methods corresponding to those described above are used to determine the discount rate and expected return on assets for non-U.S. pension and postretirement plans, to the extent applicable.

Purchase Accounting. The 2007 Acquisition was accounted for by allocating the purchase price to assets acquired and liabilities assumed based on the relative fair values of the assets and liabilities. The determination of fair values of the assets acquired and liabilities assumed requires management to make estimates regarding the intended use and useful lives of the assets, exit costs for certain acquired facilities, amounts of contingent liabilities and potential working capital adjustments. Additionally, on October 31, 2006, we adopted the fresh-start accounting provisions which required us to allocate the reorganization value to the fair value of assets. These estimates and assumptions are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Also, in 2009, we adopted accounting provisions that require adjustments to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. As such, future adjustments to the estimates used in determining the fair values of our acquired assets and assumed liabilities or our reorganization value could have a material impact on our Consolidated Financial Statements in any given period.

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

In June 2009, the FASB issued authoritative guidance amending the timing, and considerations, of analyses performed to determine if the Company’s variable interests give it a controlling financial interest in a variable interest entity, as well as requires additional disclosures. The guidance is effective as of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period and thereafter. The Company believes the adoption of this authoritative guidance will not have a material impact on the Consolidated Financial Statements or disclosures.

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

In December 2008, the FASB issued authoritative guidance regarding an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 15, 2009 with early application permitted. Upon initial application, the provisions of this guidance are not required for earlier periods that are presented for comparative periods. The Company’s adoption of this guidance resulted in additional disclosures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2009, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2009, our reserve for such liabilities was $11 million.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” “will” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	economic and political conditions, including new legislation or other governmental actions;

•	levels of residential and commercial construction activity;

•	competitive factors;

•	pricing factors;

•	weather conditions;

•	our level of indebtedness;

•	industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;

•	availability and cost of raw materials;

•	availability and cost of credit;

•	interest rate movements;

•	issues related to acquisitions, divestitures and joint ventures;

•	our ability to utilize our net operating loss carryforwards;

•	achievement of expected synergies, cost reductions and/or productivity improvements;

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	issues involving implementation of new business systems;

•	foreign exchange fluctuations;

•	research and development activities;

•	difficulties in managing production capacity; and

•	labor disputes.

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

The Company is exposed to the impact of changes in foreign currency exchange rates, interest rates and natural gas prices in the normal course of business. To mitigate some of the near-term volatility in our earnings and cash flows, the Company manages certain of our exposures through the use of certain financial and derivative financial instruments. The Company’s objective with these instruments is to reduce exposure to fluctuations in earnings and cash flows. The Company’s policy enables the use of foreign currency, interest rate and commodity derivative financial instruments only to the extent necessary to manage exposures as described above. The Company does not enter into such transactions for trading purposes.

A discussion of the Company’s accounting policies for derivative financial instruments, as well as the Company’s exposure to market risk, is included in the Notes to the Consolidated Financial Statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

December 31, 2009 and 2008. The potential change in fair value at both December 31, 2009 and 2008 for such financial instruments from an increase (decrease) of 10% in quoted foreign currency exchange rates would be an increase (decrease) of approximately $11 million and $6 million, respectively.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. The Company has a revolving credit facility, a senior term loan facility, other floating rate debt and cash and cash equivalents which are exposed to floating interest rates and may impact cash flow. As of December 31, 2009, the Company had no amounts outstanding on the senior revolving credit facility, the balance of the senior term loan facility was $600 million and the balance of other floating rate debt was $29 million. As of December 31, 2008, the balance of the senior revolving credit facility, the senior term loan facility, and other floating rate debt were $320 million, $600 million and $57 million, respectively. Cash and cash equivalents were $564 million and $236 million at December 31, 2009 and 2008, respectively. A one percentage point increase (decrease) in interest rates at both December 31, 2009 and 2008 would increase (decrease) our annual net interest expense by $1 million and $10 million, respectively.

The fair market value of the Company’s senior notes are subject to interest rate risk. It is estimated that at December 31, 2009, a one percentage point increase (decrease) in interest rates would (decrease) increase the fair market value of the notes due in 2016 by 6%, the notes due in 2019 by 7% and the notes due in 2036 by 13%. At December 31, 2008, it is estimated that a one percentage point increase (decrease) in interest rates would decrease (increase) the fair market value of the notes due in 2016 by 6% and the notes due in 2036 by 11%.

In 2009, the Company entered into fixed to floating interest rate swaps totaling $500 million, designated against the senior notes due in 2016. A one percentage point increase (decrease) in absolute interest rates would decrease (increase) the fair value of the swaps by $29 million and increase (decrease) annual interest expense by $5 million.

Commodity Price Risk

The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as natural gas, and raw materials, such as asphalt and polystyrene. The Company enters into cash-settled natural gas swap contracts to protect against changes in natural gas prices that mature within 24 months; however, no financial instruments are currently used to protect against changes in raw material costs. At December 31, 2009 and 2008, the net fair value of such swap contracts was a liability of approximately $3 million and $20 million, respectively. The potential change in fair value at December 31, 2009 and 2008 resulting from an increase (decrease) of 10% change in the underlying commodity prices would be an increase (decrease) of approximately $3 million and $6 million, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

The Company has entered into several energy supply contracts to fix energy costs at certain facilities. Prior to the first quarter of 2009, none of these contracts were required to be accounted for as a derivative because they met the criteria of the normal purchase scope exception. As a result of first quarter 2009 capacity curtailments taken at certain facilities, the normal purchase scope exception is no longer met for one of these supply contracts. As of December 31, 2009, the net fair value of this contract was a liability of $1 million. The potential change in fair value resulting from an increase (decrease) of 10% change in the underlying commodity prices would be an increase (decrease) of approximately $1 million. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 50 through 97 of this filing are incorporated here by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this Item.

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

A report of the Company’s management on the Company’s internal control over financial reporting is contained on page 48 hereof and is incorporated here by reference. PricewaterhouseCoopers LLP’s report on the effectiveness of internal control over financial reporting is included in the Report of Independent Registered Public Accounting Firm beginning on page 49 hereof.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Company has nothing to report under this Item.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors and corporate governance will be presented in the 2010 Proxy Statement in the sections entitled “Information Concerning Directors,” “Governance Information” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference.

Information with respect to executive officers is included herein under Part I, “Executive Officers of Owens Corning.”

Code of Ethics for Senior Financial Officers

Owens Corning has adopted an Ethics Policy for Chief Executive and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Company has filed this policy as an exhibit to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive officer and director compensation will be presented in the 2010 Proxy Statement under the section entitled “Executive Compensation,” exclusive of the subsection entitled “Compensation Committee Report,” and the section entitled “2009 Non-Employee Director Compensation,” and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in the 2010 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be presented in the 2010 Proxy Statement under the sections entitled “Certain Transactions with Related Persons,” “Review of Transactions with Related Persons,” “Director Qualifications Standards” and “Director Independence,” and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate accounting fees billed and services provided by the Company’s principal accountants for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Audit Fees (1)	$5,340	$6,393
Audit-Related Fees (2)	90	521
Tax Fees	270	190
All Other Fees (3)	121	42

Total Fees	$5,821	$7,146

(1)	Amounts shown reflect fees for the years ended December 31, 2009 and 2008, respectively.
(2)	The fees included relate primarily to due diligence work. Amounts shown reflect fees billed in the years ended December 31, 2009 and 2008, respectively.
(3)	Amounts shown include fees related to SAP automated control review, benchmarking services and accounting research software.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES (continued)

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

1.	See Index to Consolidated Financial Statements on page 50 hereof.

2.	See Index to Financial Statement Schedules on page 110 hereof.

3.	See Exhibit Index beginning on page 112 hereof.

Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Form 10-K are denoted in the Exhibit Index by an asterisk (“*”).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

By	/s/ Michael H. Thaman	Date February 17, 2010
Michael H. Thaman,
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael H. Thaman	Date February 17, 2010
Michael H. Thaman,
Chairman of the Board, President, Chief Executive Officer and Director

/s/ Duncan J. Palmer	Date February 17, 2010
Duncan J. Palmer,
Senior Vice President and Chief Financial Officer

/s/ Mark W. Mayer	Date February 17, 2010
Mark W. Mayer,
Vice President and Chief Accounting Officer

/s/ Norman P. Blake, Jr.	Date February 17, 2010
Norman P. Blake, Jr.,
Director

/s/ Gaston Caperton	Date February 17, 2010
Gaston Caperton,
Director

/s/ Ralph F. Hake	Date February 17, 2010
Ralph F. Hake,
Director

/s/ F. Philip Handy	Date February 17, 2010
F. Philip Handy,
Director

Date
Landon Hilliard,
Director

/s/ Ann Iverson	Date February 17, 2010
Ann Iverson,
Director

/s/ James J. McMonagle	Date February 17, 2010
James J. McMonagle,
Director

/s/ W. Howard Morris	Date February 17, 2010
W. Howard Morris,
Director

/s/ Joseph F. Neely	Date February 17, 2010
Joseph F. Neely,
Director

/s/ W. Ann Reynolds	Date February 17, 2010
W. Ann Reynolds,
Director

/s/ Robert B. Smith, Jr.	Date February 17, 2010
Robert B. Smith, Jr.,
Director

Date
Daniel K. K. Tseung,
Director

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended).

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. PricewaterhouseCoopers LLP’s report on the effectiveness of internal control over financial reporting is included in the Report of Independent Registered Public Accounting Firm beginning on page 49 hereof.

Based on our assessment, management determined that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

/s/ Michael H. Thaman	Date February 17, 2010
Michael H. Thaman,
President and Chief Executive Officer

/s/ Duncan J. Palmer	Date February 17, 2010
Duncan J. Palmer
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Owens Corning:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Owens Corning and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for inventory in 2009.

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

Toledo, Ohio

February 17, 2010

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(in millions, except per share amounts)

	Twelve Months Ended Dec. 31,
	2009	2008	2007
NET SALES	$4,803	$5,847	$4,978
COST OF SALES	3,954	4,925	4,202

Gross margin	849	922	776
OPERATING EXPENSES
Marketing and administrative expenses	522	617	498
Science and technology expenses	61	69	63
Charges related to cost reduction actions	34	7	28
Employee emergence equity program expense	29	26	37
Other (income) expenses	11	(31)	6

Total operating expenses	657	688	632

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	192	234	144
Interest expense, net	111	116	122

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	81	118	22
Income tax expense (benefit)	14	931	(8)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET EARNINGS (LOSS) OF AFFILIATES	67	(813)	30
Equity in net earnings (loss) of affiliates	—	2	(1)

EARNINGS (LOSS) FROM CONTINUING OPERATIONS	67	(811)	29
Discontinued operations:
Earnings from discontinued operations, net of tax of $0, $0 and $5, respectively	—	—	9
Gain on sale of discontinued operations, net of tax of $0, $0 and $40, respectively	—	—	60

Total earnings from discontinued operations	—	—	69

NET EARNINGS (LOSS)	67	(811)	98
Less: Net earnings attributable to noncontrolling interests	3	2	3

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$64	$(813)	$95

AMOUNTS ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS:
Earnings (loss) from continuing operations, net of tax	$64	$(813)	$26
Discontinued operations, net of tax	—	—	69

NET EARNINGS (LOSS)	$64	$(813)	$95

BASIC EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Earnings (loss) from continuing operations	$0.51	$(6.38)	$0.20
Earnings from discontinued operations	—	—	0.54

Basic earnings (loss) per common share	$0.51	$(6.38)	$0.74

DILUTED EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Earnings (loss) from continuing operations	$0.50	$(6.38)	$0.20
Earnings from discontinued operations	—	—	0.54

Diluted earnings (loss) per common share	$0.50	$(6.38)	$0.74

WEIGHTED-AVERAGE COMMON SHARES
Basic	124.8	127.4	128.4
Diluted	127.1	127.4	129.0

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions)

	Dec. 31, 2009	Dec. 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$564	$236
Receivables, less allowances of $23 at Dec. 31, 2009 and $21 at Dec. 31, 2008	552	576
Inventories	615	899
Assets held for sale – current	—	13
Other current assets	123	133

Total current assets	1,854	1,857
Property, plant and equipment, net	2,806	2,819
Goodwill	1,124	1,124
Intangible assets	1,169	1,190
Deferred income taxes	31	42
Assets held for sale – non-current	—	3
Other non-current assets	183	187

TOTAL ASSETS	$7,167	$7,222

LIABILITIES AND EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$923	$1,121
Short-term debt	11	30
Long-term debt – current portion	9	16
Liabilities held for sale – current	—	8

Total current liabilities	943	1,175
Long-term debt, net of current portion	2,177	2,172
Pension plan liability	340	308
Other employee benefits liability	295	270
Deferred income taxes	386	400
Other liabilities	143	117
Commitments and contingencies
Mandatorily redeemable noncontrolling interest	30	—
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,847	3,824
Accumulated deficit	(739)	(803)
Accumulated other comprehensive deficit	(185)	(183)
Cost of common stock in treasury (c)	(104)	(101)

Total Owens Corning stockholders’ equity	2,820	2,738
Noncontrolling interest	33	42

Total equity	2,853	2,780

TOTAL LIABILITIES AND EQUITY	$7,167	$7,222

(a)	10 shares authorized; none issued or outstanding at Dec. 31, 2009 and Dec. 31, 2008
(b)	400 shares authorized; 132.6 issued and 127.8 outstanding at Dec. 31, 2009; 131.7 issued and 127.0 outstanding at Dec. 31, 2008
(c)	4.8 shares at Dec. 31, 2009 and 4.7 shares at Dec. 31, 2008

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings (Deficit)	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2006	130.8	$1	—	$—	$3,733	$(85)	$17	$44	$3,710

Comprehensive earnings:
Net earnings	—	—	—	—	—	95	—	3	98
Currency translation adjustment	—	—	—	—	—	—	75	(1)	74
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	77	—	77
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	4	—	4

Total comprehensive earnings									253
Purchases of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	(9)	(9)
Purchases of treasury stock	—	—	—	(1)	—	—	—	—	(1)
Stock-based compensation	—	—	—	—	51	—	—	—	51

Balance at December 31, 2007	130.8	$1	—	$(1)	$3,784	$10	$173	$37	$4,004

Comprehensive deficit:
Net loss	—	—	—	—	—	(813)	—	2	(811)
Currency translation adjustment	—	—	—	—	—	—	(83)	(5)	(88)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(254)	—	(254)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(19)	—	(19)

Total comprehensive deficit									(1,172)
Purchase accounting adjustments to noncontrolling interests	—	—	—	—	—	—	—	8	8
Purchases of treasury stock	(4.7)	—	4.7	(100)	—	—	—	—	(100)
Stock-based compensation	0.9	—	—	—	40	—	—	—	40

Balance at December 31, 2008	127.0	$1	4.7	$(101)	$3,824	$(803)	$(183)	$42	$2,780

Comprehensive earnings:
Net earnings	—	—	—	—	—	64	—	3	67
Currency translation adjustment	—	—	—	—	—	—	44	1	45
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(64)	—	(64)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	18	—	18

Total comprehensive earnings									66
Changes in subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Transfer of subsidiary shares to temporary equity	—	—	—	—	(21)	—	—	(9)	(30)
Purchases of treasury stock	(0.1)	—	0.1	(3)	—	—	—	—	(3)
Stock-based compensation	0.9	—	—	—	44	—	—	—	44

Balance at December 31, 2009	127.8	$1	4.8	$(104)	$3,847	$(739)	$(185)	$33	$2,853

(a)	Additional Paid in Capital (“APIC”)
(b)	Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)	Noncontrolling Interest (“NCI”)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Twelve Months Ended Dec. 31,
	2009	2008	2007
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings (loss)	$67	$(811)	$98
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	325	331	343
Gain on sale of businesses and fixed assets	(9)	(51)	(104)
Impairment of long-lived assets	3	11	76
Deferred income taxes	17	893	—
Provision for pension and other employee benefits liabilities	38	30	45
Stock-based compensation expense	52	43	42
Other non-cash	(13)	(17)	(14)
Restricted cash	7	2	52
Payments related to Chapter 11 filings	—	(3)	(109)
Change in working capital	134	(164)	(93)
Pension fund contribution	(43)	(73)	(121)
Payments for other employee benefits liabilities	(25)	(24)	(25)
Other	(12)	26	(8)

Net cash flow provided by operating activities	541	193	182

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(243)	(434)	(247)
Investment in subsidiaries and affiliates, net of cash acquired	—	—	(620)
Proceeds from the sale of assets and affiliates	39	272	437

Net cash flow used for investing activities	(204)	(162)	(430)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from issuance of senior notes	344	—	—
Proceeds from senior revolving credit facility	260	1,135	713
Payments on senior revolving credit facility	(586)	(955)	(573)
Proceeds from long-term debt	6	12	617
Payments on long-term debt	(15)	(9)	(85)
Net decrease in short-term debt	(20)	(16)	(13)
Payment of contingent note to Asbestos PI Trust	—	—	(1,390)
Purchases of noncontrolling interest	(3)	—	—
Purchases of treasury stock	(3)	(100)	—

Net cash flow provided by (used for) financing activities	(17)	67	(731)

Effect of exchange rate changes on cash	8	3	25

Net increase (decrease) in cash and cash equivalents	328	101	(954)
Cash and cash equivalents at beginning of period	236	135	1,089

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$564	$236	$135

DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$18	$33	$40
Cash paid during the year for interest	$120	$120	$159

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Headquartered in Toledo, Ohio, Owens Corning, a Delaware corporation, is a leading global producer of glass fiber reinforcements and other materials for composite systems and of residential and commercial building materials. The Company operates within two segments: Composites, which includes the Company’s Reinforcements and Downstream businesses; and Building Materials, which includes the Company’s Insulation, Roofing, and Other businesses. Through these lines of business, Owens Corning manufactures and sells products worldwide. The Company maintains leading market positions in all of its major product categories.

Basis of Presentation

Owens Corning was initially formed on July 21, 2006 as a wholly-owned subsidiary of Owens Corning Sales, LLC (the “Predecessor”) and did not conduct significant operations prior to October 31, 2006, when the Predecessor and 17 of its subsidiaries (collectively with the Predecessor, the “Debtors”) emerged from Chapter 11 bankruptcy proceedings. The Debtors filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code to address the growing demands on cash flow resulting from the multi-billion dollars of asbestos personal injury claims that had been asserted against the Predecessor and Fibreboard Corporation. Under the terms of the plan of reorganization confirmed in the bankruptcy proceedings, all asbestos claims against the Predecessor or Fibreboard Corporation either (i) have been resolved or (ii) are barred. Accordingly, the Company has no further asbestos liabilities. In this report, the term “Asbestos PI Trust” refers to the trust formed as part of the Predecessor’s emergence.

As part of a restructuring that was conducted in connection with the Predecessor’s emergence from bankruptcy, on October 31, 2006, Owens Corning became a holding company and the ultimate parent company of OCD and the other Owens Corning companies, and adopted fresh-start accounting. Fresh-start accounting requires that the reporting entity allocate the reorganization value of the company to its assets and liabilities in a manner similar to the manner done in an acquisition. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes.

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning and its subsidiaries.

On November 1, 2007, the Company completed the acquisition of Saint-Gobain’s reinforcements and composite fabrics business (the “2007 Acquisition”) as described more fully in Note 9. Operating results of these businesses are included in our Composites segment and our Consolidated Financial Statements beginning November 1, 2007.

During the third quarter of 2007, the Company completed the sale of its Siding Solutions business and its Fabwel unit as described more fully in Note 10. The financial results for these businesses have been segregated and are reported as discontinued operations in the Consolidated Statements of Earnings (Loss) for all periods presented. Business segment results and the discussion thereof have been adjusted to exclude the results of Siding Solutions and Fabwel. The prior period Consolidated Statements of Cash Flows have not been recast.

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company has assessed subsequent events through the date of issuance, February 17, 2010, and has determined no material subsequent events occurred after the balance sheet date but prior to the issuance date.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

The Consolidated Financial Statements of the Company include the accounts of majority-owned subsidiaries. Intercompany accounts and transactions are eliminated.

Reclassifications

Certain reclassifications have been made to the 2008 and 2007 Consolidated Financial Statements and Notes to the Consolidated Financial Statements to conform to the classifications used in 2009.

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

Cost of Sales

Cost of sales includes material, labor, energy and manufacturing overhead costs, including depreciation and amortization expense, associated with the manufacture and distribution of the Company’s products. Distribution costs include inbound freight costs; purchasing and receiving costs; inspection costs; warehousing costs; shipping and handling costs, which include costs incurred relating to preparing, packaging, and shipping products to customers; and other costs of the Company’s distribution network. All shipping and handling costs billed to the customer are included as net sales in the Consolidated Statements of Earnings (Loss).

Marketing and Administrative Expenses

Marketing and administrative expenses include selling and administrative costs, including depreciation and amortization expense, not directly associated with the manufacture and distribution of the Company’s products.

Included in marketing and administrative expenses are marketing and advertising costs, which are expensed the first time the advertisement takes place. Marketing and advertising costs include advertising, substantiated customer incentive programs, and marketing communications. Marketing and advertising expenses for the years ended December 31, 2009, 2008 and 2007 were $106 million, $131 million and $118 million, respectively.

Science and Technology Expenses

The Company incurs certain expenses related to science and technology. These expenses include salaries, building and equipment costs, utilities, administrative expenses, materials and supplies associated with the improvement and development of the Company’s services and manufacturing processes. These costs are expensed as incurred.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) per Share

Basic earnings (loss) per share were computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the dilutive effect of common equivalent shares and increased shares that would result from the conversion of debt and equity securities. The effects of anti-dilution are not presented.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and time deposits with original maturities of three months or less when purchased.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is an estimate of the amount of probable credit losses in our existing accounts receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

As of December 31, 2009 one customer’s balance represented 12% of the Company’s consolidated trade receivables balance, and virtually all amounts with this customer were current. As of December 31, 2008, one customer’s balance represented 16% of the Company’s consolidated trade receivables balance.

Inventory Valuation

Inventory costs include material, labor, and manufacturing overhead costs, including depreciation and amortization expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at lower of cost or market value. Cost is determined by the first-in, first-out (“FIFO”) method.

Investments in Affiliates

The Company accounts for investments in affiliates of 20% to 50% ownership with significant influence using the equity method under which the Company’s share of earnings of the affiliate is reflected in earnings and dividends are credited against the investment in affiliate when declared.

Goodwill and Other Intangible Assets

The Company uses the income approach to complete an impairment review annually, or when circumstances arise which indicate there may be an impairment. In applying the income approach, the Company performs a discounted cash flow analysis based on its expectations of future net earnings from each reporting unit. Significant assumptions used include projected cash flows, discount rate, projected income tax rate and terminal business value. These inputs are considered Level 3 inputs under the fair value hierarchy as they are the Company’s own data, and are unobservable in the marketplace. See Note 5 to the Consolidated Financial Statements for further discussion.

Identifiable intangible assets with a determinable useful life are amortized over that determinable life. Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $21 million, $22 million, and $23 million, respectively. See Note 5 to the Consolidated Financial Statements for further discussion.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Properties and Depreciation

Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Property, plant and equipment accounts are relieved of the cost and related accumulated depreciation when assets are disposed of or otherwise retired. As a result of the adoption of fresh-start accounting on October 31, 2006, the useful lives for some of the Company’s machinery and equipment are less than the useful lives that would be assigned to newly purchased or constructed assets. For the years ended December 31, 2009, 2008 and 2007 depreciation expense was $304 million, $309 million and $310 million, respectively.

The range of useful lives for the major components of the Company’s plant and equipment is as follows:

Buildings and leasehold improvements	15 – 40 years
Machinery and equipment
Furnaces	4 – 10 years
Information systems	5 – 10 years
Equipment	2 – 20 years

Expenditures for normal maintenance and repairs are expensed as incurred.

Asset Impairments

The Company exercises judgment in evaluating tangible and intangible long-lived assets for impairment. This requires significant assumptions including projected cash flows, projected income tax rate and terminal business value. These inputs are considered Level 3 inputs under the fair value hierarchy as they are the Company’s own data, and are unobservable in the marketplace. Changes in management intentions, market conditions or operating performance could indicate that impairment charges might be necessary that would be material to the Company’s Consolidated Financial Statements in any given period.

Income Taxes

The Company recognizes current tax liabilities and assets for the estimated taxes payable or refundable on the tax returns for the current year. Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis. Amounts are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In addition, the Company estimates tax reserves to cover potential taxing authority claims for income taxes and interest attributable to audits of open tax years.

Taxes Collected from Customers and Remitted to Government Authorities and Taxes Paid to Vendors

Taxes are assessed by various governmental authorities at different rates on many different types of transactions. The Company charges sales tax or Value Added Tax (“VAT”) on sales to customers where applicable, as well as capture and claim back all available VAT that has been paid on purchases. VAT is recorded in separate payable or receivable accounts and does not affect revenue or cost of sales line items in the income statement. VAT receivable is recorded as a percentage of qualifying purchases at the time the vendor invoice is processed. VAT payable is recorded as a percentage of qualifying sales at the time an Owens Corning sale to a customer subject

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

to VAT occurs. Amounts are paid to the taxing authority according to the method and collection prescribed by local regulations. Where applicable, VAT payable is netted against VAT receivable. The Company also pays sales tax to vendors who include a tax, required by government regulations, to the purchase price charged to the Company.

Pension and Other Postretirement Benefits

Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about investment returns, discount rates, inflation, mortality, turnover and medical costs.

Derivative Financial Instruments

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. To the extent that a derivative is effective as a cash flow hedge, the change in fair value of the derivative is deferred in accumulated other comprehensive deficit (“OCI”). Any portion considered to be ineffective is reported in earnings immediately. To the extent that a derivative is effective as fair value hedge, the change in the fair value of the derivative is offset by the change in the fair value of the item being hedged in the Consolidated Statements of Earnings (Loss). See Note 4 to the Consolidated Financial Statements for further discussion.

Foreign Currency

The functional currency of the Company’s subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into United States dollars at the period-end rate of exchange, and their Statements of Earnings (Loss) and Statements of Cash Flows are converted on an ongoing basis at the rate of exchange when transactions occur. The resulting translation adjustment is included in accumulated OCI in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statement of Earnings (Loss) as incurred. The Company recorded a foreign currency transaction gain of $8 million, a loss of $1 million and a gain of $2 million during the years ended December 31, 2009, 2008 and 2007, respectively.

2.    SEGMENT INFORMATION

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

Building Materials – comprised of our Insulation, Roofing, and Other businesses. Within the Insulation business, the Company manufactures and sells fiberglass insulation into residential, commercial, industrial, and other markets for both thermal and acoustical applications. It also manufactures and sells glass fiber pipe insulation,

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

energy efficient flexible duct media and foam insulation used in above- and below-grade construction applications. Within the Roofing business, the Company manufactures and sells residential roofing shingles and oxidized asphalt materials used in residential and commercial construction and specialty applications. Other includes Masonry Products, which manufactures and sells stone veneer building products, and Construction Services, which provides franchise opportunities for the home remodeling and new construction industries.

NET SALES

The following table summarizes our net sales by segment and geographic region (in millions). External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Reportable Segments

Composites	$1,633	$2,363	$1,695
Building Materials	3,314	3,656	3,439

Total reportable segments	4,947	6,019	5,134
Corporate eliminations	(144)	(172)	(156)

NET SALES	$4,803	$5,847	$4,978

External Customer Sales by Geographic Region
United States	$3,261	$3,728	$3,446
Europe	523	914	605
Asia Pacific	604	674	455
Other	415	531	472

NET SALES	$4,803	$5,847	$4,978

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table summarizes EBIT by segment (in millions):

	Twelve Months Ended Dec. 31,
	2009		2008		2007
Reportable Segments

Composites	$(33)		$208		$123
Building Materials	401		175		233

Total reportable segments	$368		$383		$356

Corporate, Other and Eliminations

Net precious metal lease (expense) income	—		(9)		3
Charges related to cost reduction actions and related items	(53	)(a)	(7)		(54	)(e)
Acquisition integration and transaction costs	(33)		(85	)(c)	(101	)(f)
Gains (losses) on sales of assets and other	(1	)(b)	33	(d)	(12	)(g)
Employee emergence equity program expense	(29)		(26)		(37)
General corporate expense	(60)		(55)		(11)

EBIT	$192		$234		$144

(a)	Includes $34 million of charges related to cost reduction actions and $19 million of other related items.
(b)	Includes $6 million gain on the sale of certain precious metals used in production tooling.
(c)	Includes $75 million of acquisition integration and transaction costs and $10 million of asset impairments.
(d)	Includes $48 million gain on the sale of certain precious metals used in production tooling.
(e)	Includes $28 million of charges related to cost reduction actions and $26 million of other related items.
(f)	Includes $12 million related to the impact of inventory write-up, $1 million related to the write-off of in-process research and development, $60 million related to asset impairments and $28 million of acquisition integration transaction costs.
(g)	Includes $5 million gain related to the impact of fresh-start accounting.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

TOTAL ASSETS AND PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION

The following table summarizes total assets by segment and property, plant and equipment by geographic region (in millions):

	Dec. 31,
TOTAL ASSETS	2009	2008

Reportable Segments

Composites	$2,320	$2,514
Building Materials	3,841	4,037

Total reportable segments	$6,161	$6,551

Reconciliation to consolidated total assets

Cash and cash equivalents	$564	$236
Deferred income taxes	31	42
Investments in affiliates	52	53
Corporate property, plant and equipment and other assets	359	340

CONSOLIDATED TOTAL ASSETS	$7,167	$7,222

PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION
United States	$1,518	$1,572
Europe	578	607
Canada	225	207
Asia Pacific	181	150
Other	304	286

TOTAL PROPERTY, PLANT AND EQUIPMENT	$2,806	$2,822

PROVISION FOR DEPRECIATION AND AMORTIZATION

The following table summarizes the provision for depreciation and amortization by segment (in millions):

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Reportable Segments

Composites	$130	$138	$115
Building Materials	174	173	175

Total reportable segments	$304	$311	$290

General corporate depreciation and amortization	$21	$20	$43

CONSOLIDATED PROVISION FOR DEPRECIATION AND AMORTIZATION	$325	$331	$333

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT

The following table summarizes additions to property, plant and equipment by segment (in millions):

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Reportable Segments

Composites	$100	$270	$73
Building Materials	109	134	151

Total Reportable Segments	$209	$404	$224

General corporate additions	$34	$30	$23

CONSOLIDATED ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	$243	$434	$247

3.    INVENTORIES

Inventories consist of the following (in millions):

	Dec. 31,
	2009	2008
Finished goods	$433	$656
Materials and supplies	182	243

Total inventories	$615	$899

Prior to the first quarter of 2009, the Company valued its inventories in the United States under the last-in, first-out (“LIFO”) cost method. These inventories represented approximately 50% of the Company’s total inventory balance as of December 31, 2008. As of January 1, 2009, the Company changed its method of accounting for these inventories from the LIFO method to FIFO method. Use of FIFO provides better comparability to our peers, conforms the Company’s worldwide inventories to a consistent inventory costing method, and provides better matching of the Company’s expenses with its revenues. This change in accounting principle was applied retrospectively to all prior periods presented herein.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    INVENTORIES (continued)

The following tables show the effects of the change in the Company’s inventory costing method on the Consolidated Statements of Earnings (Loss) (in millions, except per share amounts):

	Twelve Months Ended Dec. 31, 2009
	Computed under Prior Method	Effect of Change	As Reported
Earnings from continuing operations before interest and taxes	$202	$(10)	$192
Net earnings attributable to Owens Corning	$74	$(10)	$64
Earnings per common share attributable to Owens Corning common stockholders
Basic	$0.59	$(0.08)	$0.51
Diluted	$0.58	$(0.08)	$0.50

	Twelve Months Ended Dec. 31, 2008
	Originally Reported	Effect of Change	As Adjusted
Earnings from continuing operations before interest and taxes	$196	$38	$234
Net loss attributable to Owens Corning	$(839)	$26	$(813)
Loss per common share attributable to Owens Corning common stockholders
Basic	$(6.59)	$0.21	$(6.38)
Diluted	$(6.59)	$0.21	$(6.38)

	Twelve Months Ended Dec. 31, 2007
	Originally Reported	Effect of Change	As Adjusted
Earnings from continuing operations before interest and taxes	$145	$(1)	$144
Net earnings attributable to Owens Corning	$96	$(1)	$95
Earnings per common share attributable to Owens Corning common stockholders
Basic	$0.75	$(0.01)	$0.74
Diluted	$0.75	$(0.01)	$0.74

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of setoff provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of December 31, 2009, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company. As of December 31, 2008, the Company had $3 million on deposit with one of its counterparties.

Assets and liabilities designated as hedged items are assessed for impairment or for the need to recognize an increased obligation. Such assessments are made after hedge accounting has been applied to the asset or liability and exclude a consideration of (1) any anticipated effects of hedge accounting and (2) the fair value of any related hedging instrument that is recognized as a separate asset or liability. The assessment for an impairment of an asset, however, includes a consideration of the losses that have been deferred in OCI as a result of a cash flow hedge of that asset.

The following table presents the fair value of derivatives designated as hedging instruments and the respective location on the Consolidated Balance Sheets (in millions). The $3 million the Company had on deposit with one of its counterparties as of December 31, 2008 is netted against the natural gas derivative liability presented below to conform with the presentation on the Consolidated Balance Sheets.

		Fair Value at
	Location	Dec. 31, 2009	Dec. 31, 2008
Derivative Assets:

Natural gas	Other current assets	$2	$1
Amount of gain recognized in OCI (effective portion)	OCI	$(2)	$(1)

Derivative Liabilities:

Natural gas	Accounts payable and accrued liabilities	$(5)	$(21)
Amount of loss recognized in OCI (effective portion)	OCI	$5	$23
Interest rate swaps	Other liabilities	$(16)	$—

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities designated as hedges on the Consolidated Statements of Earnings (Loss) (in millions):

		Twelve Months Ended Dec. 31,
	Location	2009	2008	2007
Natural Gas:
Amount of loss recognized in earnings (ineffective portion)	Other (income) expenses	$—	$1	$—
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$33	$3	$10

Interest Rate Contracts:

Amount of gain recognized in earnings (ineffective portion)	Other (income) expenses	$(1)	$—	$—

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to natural gas price and foreign exchange risk. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI on the Consolidated Balance Sheets and is subsequently recognized in other (income) expenses on the Consolidated Statements of Earnings (Loss) for foreign exchange hedges, and in cost of sales on the Consolidated Statements of Earnings (Loss) for commodity hedges, when the hedged item impacts earnings. Cash flow hedges related to foreign exchange risk were immaterial for all periods presented. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in other on the Consolidated Statement of Cash Flows. Any portion of the change in fair value of the derivative designated as hedging instruments that is determined to be ineffective is recorded in other (income) expenses on the Consolidated Statements of Earnings (Loss).

The Company currently has natural gas derivatives designated as hedging instruments that mature within 24 months. The Company’s policy is to hedge up to 75% of its total forecasted natural gas exposures for the next two months, up to 50% of its total forecasted natural gas exposures for the following four months, and lesser amounts for the remaining periods. The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged.

As of December 31, 2009, $2 million of losses included in OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred losses include the recognition of the hedged item through earnings.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The Company manages its interest rate exposure by balancing the mixture of its fixed and variable rate instruments. In the fourth quarter of 2009, the Company entered into several interest rate swaps to manage its interest rate exposure by converting $500 million of fixed rate debt to variable rate debt. As such, the swaps are carried at fair value and recorded as other liabilities, with the offset to long-term debt on the Consolidated Balance Sheets. Changes in the fair value of these swaps and that of the related debt are recorded in other (income) expense in the Consolidated Statements of Earnings (Loss). Gains and losses resulting from the changes in fair value of these instruments are recorded in other (income) expenses on the Consolidated Statements of Earnings (Loss), the effect of which was not material in any period presented.

Other Derivatives

The Company has entered into several energy supply contracts to fix energy costs at certain facilities. Prior to the first quarter of 2009, none of these contracts were required to be accounted for as a derivative because they met the criteria of the normal purchase scope exception. As a result of first quarter 2009 capacity curtailments taken at certain facilities, the normal purchase scope exception is no longer met for one of these supply contracts. The contract is now required to be marked to market each quarter through its termination date of January 31, 2012. As of December 31, 2009, the contract’s fair value was a $1 million liability and was recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheets. In the twelve months ended December 31, 2009, the Company recorded a $1 million charge in other (income) expenses on the Consolidated Statements of Earnings (Loss) related to this contract. Going forward, the impact of this contract could be positive, neutral or negative in any period depending on market fluctuations.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

Dec. 31, 2009	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$168	$(28)	$140
Technology	20	201	(36)	165
Franchise and other agreements	15	33	(7)	26
Indefinite-lived intangible assets:
Trademarks		838	—	838

Total intangible assets		$1,240	$(71)	$1,169

Goodwill		$1,124

Dec. 31, 2008	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$168	$(19)	$149
Technology	20	203	(28)	175
Franchise and other agreements	15	33	(5)	28
Indefinite-lived intangible assets:
Trademarks		838	—	838

Total intangible assets		$1,242	$(52)	$1,190

Goodwill		$1,124

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be $21 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.

Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual test performed in 2009 resulted in no impairment of goodwill. Of the Company’s total goodwill balance at each December 31, 2009 and 2008, $1,064 million is recorded in the Company’s Building Materials segment and $60 million is recorded in the Company’s Composites segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	Dec. 31, 2009	Dec. 31, 2008
Land	$227	$210
Buildings and leasehold improvements	643	581
Machinery and equipment	2,546	2,305
Construction in progress	189	272

	3,605	3,368
Accumulated depreciation	(799)	(549)

Property, plant and equipment, net	$2,806	$2,819

7.    CHANGES IN NONCONTROLLING INTERESTS

In the second quarter of 2009, the Company executed an amended shareholder agreement with the noncontrolling interest of Owens Corning India Limited (“OCIL”), one of the Company’s consolidated subsidiaries. This agreement provides for a put/call provision that becomes redeemable/exercisable beginning May 31, 2010. The noncontrolling interest may put their interest in OCIL to the Company at the greater of $30 million or the then-determined fair market value. Alternatively, the Company may call the noncontrolling interest at a 10 percent premium on the greater of $30 million or the then-determined fair market value. Since the exercise of the put option is outside the control of the Company, the carrying value of the noncontrolling interest was reclassified out of permanent equity and recorded in temporary equity as a mandatorily redeemable noncontrolling interest on the Consolidated Balance Sheets.

The following table discloses the changes in noncontrolling interests on Owens Corning stockholders’ equity and effects on net earnings (loss) attributable to Owens Corning (in millions):

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Net earnings (loss) attributable to Owens Corning	$64	$(813)	$95
Decrease in Owens Corning additional paid in capital for OCIL shareholder amendment	21	—	—

Change from net earnings (loss) attributable to Owens Corning and change in noncontrolling interests	$43	$(813)	$95

8.    INVESTMENTS IN AFFILIATES

At December 31, 2009 and 2008, the Company’s ownership percentage in affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, included:

	2009	2008
Arabian Fiberglass Insulation Company, Ltd. (Saudi Arabia)	49%	49%
Fiberteq LLC (United States)	50%	50%
Neptco LLC (United States)	50%	50%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    INVESTMENTS IN AFFILIATES (continued)

The following tables provide summarized financial information on a combined 100% basis for the Company’s affiliates accounted for under the equity method (in millions):

	2009	2008
Current assets	$46	$47
Non-current assets	$61	$66
Current liabilities	$13	$27
Non-current liabilities	$11	$3

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Net sales	$129	$145	$195
Gross margin	$13	$15	$31
Net earnings	$2	$8	$4

At December 31, 2009 the Company’s carrying amount for entities accounted for under the equity method exceeded the Company’s underlying equity in net assets by $11 million. This difference is the result of adopting fresh-start accounting as of October 31, 2006.

Dividends received from entities accounted for under the equity method were less than $1 million for each of the years ended December 31, 2009 and 2008, and were $4 million for the year ended 2007. Undistributed earnings of affiliates was a gain of less than $1 million for the year ended December 31, 2009.

9.    ACQUISITIONS

On November 1, 2007, the Company completed its acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses for $640 million. As part of the Company’s global growth strategy, this acquisition strengthened its position as a market leader in glass reinforcements and composites. Operating results of these businesses are included in the Company’s Composites segment within the Consolidated Financial Statements beginning November 1, 2007. In connection with this acquisition, the Company initiated plans to integrate the acquired operations and recorded $24 million in exit-related liabilities for severance to eliminate positions management believed would be redundant and cost related to exiting facilities and operations.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    ACQUISITIONS (continued)

The following table summarizes the allocated values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Nov. 1, 2007
Cash	$56
Other current assets	444
Other assets	8
Intangible assets	6
Property, plant and equipment	524

Total assets acquired	1,038

Current liabilities	283
Short-term debt	45
Long-term debt, current portion	3
Long-term debt	3
Pensions, OPEB and other	42

Total liabilities assumed	376
Noncontrolling interest	8

Net assets acquired	$654

The final allocated value assigned to intangible assets acquired was $6 million, which consists of customer relationships of $3 million, with a weighted average useful life of 9 years, and technology of $3 million, with a weighted average useful life of 17 years. Included in technology was in-process research and development of $1 million which was immediately expensed in November 2007 and recorded within science and technology expenses on the Consolidated Statements of Earnings (Loss). The pro-forma effect of this acquisition on revenues and earnings was not material.

10.    DIVESTITURES

In May 2009, the Company completed the sale of the assets and liabilities at certain European distribution centers within the Composites segment for cash proceeds of $9 million. These facilities were sold as a result of the integration of the 2007 Acquisition.

On May 1, 2008, the Company completed the sale of two composite manufacturing plants in Battice, Belgium and Birkeland, Norway for $192 million of net cash proceeds plus the assumption of certain liabilities by the purchaser. In the fourth quarter of 2007 and the first quarter of 2008, the Company recorded impairment charges to corporate cost of sales on the Consolidated Statement of Earnings (Loss) in the amounts of $50 million and a $10 million, respectively, to write the property, plant and equipment of these facilities down to fair value less costs to sell. In the second quarter of 2008, the Company realized an additional loss of $1 million on the sale of these facilities which is included in other (income) expenses on the Consolidated Statement of Earnings (Loss). These amounts are subject to post-closing adjustments. The sale of the two facilities completed required European Regulatory remedies associated with the 2007 Acquisition.

In August 2007, the Company completed the sale of its Siding Solutions business, a component of its Building Materials segment, for net proceeds of approximately $368 million. The sale was a result of the Company’s

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.    DIVESTITURES (continued)

strategic review of this business. In the third and fourth quarters of 2007, the Company recognized a combined pretax gain of approximately $115 million on the sale, which was inclusive of a purchase price adjustment related to working capital. The divested business included the Norandex/Reynolds distribution business and three siding manufacturing facilities. The results of operations for the Siding Solutions business are reported within discontinued operations in the Consolidated Statements of Earnings (Loss). The prior period Consolidated Statement of Cash Flows has not been recast.

Operating results of the Siding Solutions business for the period noted were as follows (in millions). There were no operations during 2009 or 2008.

Twelve Months Ended Dec. 31, 2007
Net sales	$529
Earnings from discontinued operations before income tax expense	$28
Income tax expense	10

Earnings from discontinued operations, net of tax	$18

In September 2007, the Company completed the sale of its Fabwel unit, a component of its Composites segment, for net proceeds of approximately $57 million, which was inclusive of an estimated contingent liability. The sale was a result of the Company’s strategic review of this business. In the third quarter of 2007, the Company recognized a pretax loss of $15 million on the sale. The results of operations for the Fabwel unit are reported within discontinued operations in the accompanying Consolidated Statements of Earnings (Loss). The prior period Consolidated Statement of Cash Flows has not been recast.

Operating results of the Fabwel unit for the period noted were as follows (in millions). There were no operations during 2009 or 2008.

Twelve Months Ended Dec. 31, 2007
Net sales	$97
Loss from discontinued operations before income tax expense	$(14)
Income tax benefit	(5)

Loss from discontinued operations, net of tax	$(9)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.    ASSETS AND LIABILITIES HELD FOR SALE

At December 31, 2009, there were no assets or liabilities held for sale. During 2008, the Company committed to plans to sell the assets and liabilities of certain facilities as a result of the integration of the 2007 Acquisition. The assets and liabilities held for sale as of December 31, 2008 were divested in 2009 and consisted of the following (in millions):

Dec. 31, 2008
Current assets
Receivables, less allowances	$5
Inventories	8

Total current assets	13
Property, plant and equipment, net	3

Total assets	$16

Accounts payable and accrued liabilities	$8

Total current liabilities	8

Total liabilities	$8

12.    LEASES

The Company leases certain equipment and facilities under operating leases expiring on various dates through 2025. Some of these leases include cost-escalation clauses. Such cost-escalation clauses are recognized on a straight-line basis over the lease term. Total rental expense was $71 million, $92 million and $93 million in the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, the minimum future rental commitments under non-cancelable operating leases with initial maturities greater than one year payable over the remaining lives of the leases are (in millions):

Period	Minimum Future Rental Commitments
2010	$46
2011	$35
2012	$28
2013	$20
2014	$18
2015 and beyond	$83

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in millions):

	Dec. 31,
	2009	2008
Accounts payable	$418	$584
Payroll and vacation pay	145	136
Payroll, property, and other taxes	149	167
Accrued pre-petition liabilities	24	30
Other employee benefits liabilities	83	84
Warranties (current portion)	16	13
Legal and audit fees	10	6
Accrued interest	8	9
Charges related to cost reduction actions	7	6
Other	63	86

Total	$923	$1,121

14.    WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

	Dec. 31,
	2009	2008
Beginning balance	$37	$33
Amounts accrued for current year	16	15
Settlements of warranty claims	(16)	(13)
Fresh-start present value adjustment	2	2

Ending balance	$39	$37

15.    COST REDUCTION ACTIONS

2009 Cost Reduction Actions

As a result of evaluating market conditions, the Company took actions in 2009 to curtail production and reduce operating costs. During the twelve months ended December 31, 2009, the Company recorded $53 million in charges related to these cost reduction actions and related items. Of the charges noted above, $34 million are related to severance and are presented in charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss). Payments related to these activities will continue into 2010.

Corporate

In 2009, the Company initiated actions which resulted in $5 million in charges related to cost reduction actions and related items, which comprised of $3 million in severance costs due to workforce reductions for corporate employees and equity awards costs for all employees terminated as a part of the actions and $2 million of other charges related to an impairment of an asset.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    COST REDUCTION ACTIONS (continued)

Composites

In 2009, the Composites business initiated actions which resulted in $34 million in charges related to cost reduction actions and related items, comprised of $18 million in severance costs due to workforce reduction and production curtailment and $16 million of other charges. The $16 million of other charges consists of $13 million of accelerated depreciation related to production curtailments and $3 million related to other costs.

Building Materials

In 2009, the Building Materials business initiated actions which resulted in $14 million in charges related to cost reduction actions and related items, comprised of $13 million for severance due to workforce reduction and production curtailment and $1 million related to other costs.

The following table summarizes the status of the unpaid liabilities from the Company’s 2009 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2008	Costs Incurred	Payments	Ending Balance Dec. 31, 2009	Cumulative Charges Incurred
Severance	$—	$34	$(27)	$7	$34

Total	$—	$34	$(27)	$7	$34

16.    DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	Dec. 31, 2009	Dec. 31, 2008
6.50% senior notes, net of discount, due 2016	$649	$648
7.00% senior notes, net of discount, due 2036	539	539
9.00% senior notes, net of discount, due 2019	345	—
Senior term loan facility at a rate of 1.1% on 12/31/2009, maturing in 2011	600	600
Senior revolving credit facility, maturing in 2011	—	320
Various capital leases, due through and beyond 2050	47	47
Various floating rate debt, maturing through 2027	18	29
Other fixed rate debt, with maturities up to 2022, at rates up to 11%	5	5
Effects of interest rate swap on 6.50% senior notes, due 2016	(17)	—

Total long-term debt	2,186	2,188
Less – current portion	9	16

Long-term debt, net of current portion	$2,177	$2,172

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    DEBT (continued)

Senior Notes

On June 3, 2009, the Company issued $350 million of senior notes at 98% to refinance a portion of its senior revolving credit facility (as described below). Interest on these notes is payable semiannually in arrears on June 15 and December 15 each year, beginning on December 15, 2009. The notes will mature on June 15, 2019. On October 31, 2006, the Company issued $1.2 billion of senior notes.

The senior notes described above are collectively referred to as the (“Senior Notes”). The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The notes will be fully and unconditionally guaranteed by each of our current and future domestic subsidiaries that is a borrower or guarantor under our Credit Agreement (as defined below). The guarantees will be unsecured and will rank equally in right of payment with all other existing and future senior unsecured indebtedness of the guarantors. The guarantees will be effectively subordinated to existing and future secured debt of the guarantors to the extent of the assets securing that indebtedness.

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of December 31, 2009.

In the fourth quarter of 2009, the Company entered into several interest rate swaps to manage its interest rate exposure by converting $500 million of its 6.50% senior notes to variable rate debt. The swaps are carried at fair value and recorded as other liabilities, with the offset to long-term debt on the Consolidated Balance Sheets. See Note 4 for further information.

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

The Company had $54 million and $65 million of letters of credit outstanding under the senior revolving credit facility at December 31, 2009 and December 31, 2008, respectively. The Credit Agreement contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that are usual and customary for a senior unsecured credit agreement. The Company was well within compliance with these covenants as of December 31, 2009.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    DEBT (continued)

Debt Maturities

The aggregate maturities for all long-term debt issues for each of the five years following December 31, 2009 and thereafter are presented in the table below (in millions). The maturities are stated at total cash the Company is contractually obligated to pay third parties and are not stated net of discount. The effects of the interest rate swap are not included in the table below.

Period	Maturities
2010	$9
2011	604
2012	6
2013	6
2014	6
2015 and beyond	1,589

Total	$2,220

Short-Term Debt

At December 31, 2009 and 2008, short-term borrowings were $11 million and $30 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities maintained by the Company and certain of its subsidiaries. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 5.1% and 5.5% at December 31, 2009 and 2008, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    PENSION PLANS

The Company is committed to providing a competitive benefit package to employees. On August 31, 2009 the Company elected to reorganize its postemployment benefit package, by which the Company enhanced its 401(k) Plan and froze a portion of the United States Pension Plan for all salaried employees and a significant portion of hourly employees, effective January 1, 2010.

The following tables provides a reconciliation of the change in the projected benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2009 and 2008 (in millions):

	Dec. 31, 2009			Dec. 31, 2008
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation

Benefit obligation at beginning of period	$911	$375	$1,286	$952	$521	$1,473
Service cost	17	4	21	19	5	24
Interest cost	58	24	82	59	26	85
Actuarial (gain) loss	100	52	152	(10)	(55)	(65)
Currency (gain) loss	—	42	42	—	(96)	(96)
Benefits paid	(104)	(24)	(128)	(109)	(25)	(134)
Curtailment loss	—	(1)	(1)	—	—	—
Other	1	(4)	(3)	—	(1)	(1)

Benefit obligation at end of period	$983	$468	$1,451	$911	$375	$1,286

Change in Plan Assets

Fair value of assets at beginning of period	$679	$267	$946	$898	$438	$1,336
Actual return on plan assets	143	41	184	(167)	(80)	(247)
Currency gain (loss)	—	32	32	—	(76)	(76)
Company contributions	25	18	43	55	18	73
Benefits paid	(104)	(24)	(128)	(107)	(25)	(132)
Other	1	—	1	—	(8)	(8)

Fair value of assets at end of period	$744	$334	$1,078	$679	$267	$946

Funded status	$(239)	$(134)	$(373)	$(232)	$(108)	$(340)

	Dec. 31, 2009			Dec. 31, 2008
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Amounts Recognized in the Consolidated Balance Sheets
Prepaid pension cost	$—	$4	$4	$—	$4	$4
Accrued pension cost – current	(21)	(16)	(37)	(21)	(15)	(36)
Accrued pension cost – non-current	(218)	(122)	(340)	(211)	(97)	(308)

Net amount recognized	$(239)	$(134)	$(373)	$(232)	$(108)	$(340)

Amounts Recorded in Accumulated OCI

Net actuarial loss	$(191)	$(39)	$(230)	$(167)	$(7)	$(174)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    PENSION PLANS (continued)

The following table presents information about the projected benefit obligation, accumulated benefit obligation (“ABO”) and plan assets of the Company’s pension plans (in millions):

	Dec. 31, 2009			Dec. 31, 2008
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Plans with ABO in excess of fair value of plan assets:

Projected benefit obligation	$983	$425	$1,408	$911	$292	$1,203
Accumulated benefit obligation	$983	$407	$1,390	$910	$281	$1,191
Fair value of plan assets	$744	$309	$1,053	$679	$203	$882

Plans with fair value of assets in excess of ABO:

Projected benefit obligation	$—	$43	$43	$—	$83	$83
Accumulated benefit obligation	$—	$17	$17	$—	$58	$58
Fair value of plan assets	$—	$25	$25	$—	$64	$64

Total projected benefit obligation	$983	$468	$1,451	$911	$375	$1,286
Total accumulated benefit obligation	$983	$424	$1,407	$910	$339	$1,249
Total plan assets	$744	$334	$1,078	$679	$267	$946

Weighted-Average Assumptions Used to Determine Benefit Obligation

The following table presents weighted average assumptions as determined benefit obligations at the measurement dates noted:

	Dec. 31,
	2009	2008
United States Plans
Discount rate	5.80%	6.85%
Rate of compensation increase	5.18%	5.23%

Non-United States Plans
Discount rate	6.47%	6.36%
Rate of compensation increase	3.79%	3.84%

Components of Net Periodic Pension Cost

The following table presents the components of net periodic pension cost for the periods noted (in millions):

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Service cost	$21	$24	$29
Interest cost	82	85	84
Expected return on plan assets	(88)	(100)	(95)
Amortization of actuarial gain	—	(1)	—
Curtailment/settlement loss	1	1	1

Net periodic benefit cost	$16	$9	$19

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    PENSION PLANS (continued)

Weighted-Average Assumptions Used to Determine Net Periodic Pension Cost

The following table presents weighted-average assumptions as determined at the measurement dates noted:

	Twelve Months Ended Dec. 31,
	2009	2008	2007
United States Plans
Discount rate	6.85%	6.55%	5.90%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.23%	5.34%	5.41%

Non-United States Plans
Discount rate	6.36%	5.66%	4.95%
Expected return on plan assets	7.14%	7.18%	6.92%
Rate of compensation increase	3.84%	3.89%	3.90%

The expected return on plan assets assumption is derived by taking into consideration the target plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers. An asset return model is used to develop an expected range of returns on plan investments over a 20 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The result is then rounded to the nearest 25 basis points.

Other Comprehensive Earnings (Deficit)

For the year ended December 31, 2009, the Company recorded a debit of $48 million, net of tax, to OCI. Of the $(230) million balance in OCI, $3 million is expected to be recognized as net periodic pension cost during 2010. For the year ended December 31, 2008, the Company recorded a debit of $277 million, net of tax, to OCI.

Plan Assets

The fair market value of the major categories of assets for the United States pension plan are presented below:

	Dec. 31,
Asset Category	2009	2008
Equity
Domestic actively managed	$105	$91
Domestic passive index	76	46
International actively managed	114	48
International passive index	37	31
Fixed income and cash equivalents
Cash and cash equivalents	3	1
Short-term debt	45	111
Corporate bonds	224	223
Government debt	72	74
Real estate investment trusts	26	20
Real assets	42	34

Total United States assets	$744	$679

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    PENSION PLANS (continued)

The above asset allocations are in compliance with the United States pension plan’s current investment policy.

The fair market value of the major categories of assets for the Non-United States pension plans are presented below:

	Dec. 31,
Asset Category	2009	2008
Equity
Domestic actively managed	$34	$21
Domestic passive index	26	28
International actively managed	68	49
International passive index	62	49
Fixed income and cash equivalents
Corporate bonds	144	120

Total non-United States plan assets	$334	$267

The above asset allocations are in compliance with the Non-United States pension plan’s current investment policy.

Items Measured at Fair Value

The Company classifies and discloses pension plan assets in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall for pension plan assets at December 31, 2009 (in millions):

	Total Measured at Fair Value	Quoted prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Pension plan assets:
United States	$744	$253	$491	$—
Non-United States	$334	$102	$232	$—

Total pension plan assets	$1,078	$355	$723	$—

Potential Concentration of Risk

On December 1, 2009, BlackRock and Barclays Global Investors (“BGI”) were combined into one investment management firm. Previously, BlackRock managed the largest individual mandate within the United States

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    PENSION PLANS (continued)

portfolio concerning actively managed corporate bonds. BGI also managed United Stated mandates for four passive indexes. At year-end, the combined entity managed 46% of the United States pension. While a sizeable percentage, the Company feels the risk is acceptable given that half of the amount managed by the combined entity is passively invested. Further, the actively managed portion is structured such that the Company has more visibility over the investment and control should the investment strategy change.

Investment Strategy

The current investment policy for the United States pension plan is to have 42% of assets invested in equities, 3% in real estate, 5% in real assets, and 50% in intermediate and long-term fixed income securities. Assets are rebalanced periodically to conform to policy tolerances. The Company actively evaluates the reasonableness of its asset mix given changes in the projected benefit obligation and market dynamics.

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s pension plans (in millions):

Year	Estimated Benefit Payments
2010	$104
2011	$103
2012	$101
2013	$101
2014	$99
2015-2019	$484

Contributions

Owens Corning expects to contribute $18 million in cash to the United States pension plan during 2010 and another $20 million to non-United States plans. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements.

Defined Contribution Plans

The Company sponsors two defined contribution plans which are available to substantially all United States employees. The Company matches a percentage of employee contributions up to a maximum level and contributes 2% of an employee’s wages regardless of employee contributions. The Company recognized expense of $20 million, $21 million and $25 million during the years ended December 31, 2009, 2008 and 2007 related to these plans.

18.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

18.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         (continued)

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

The following table provides a reconciliation of the change in the projected benefit obligation and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2009 and 2008 (in millions):

	Dec. 31, 2009			Dec. 31, 2008
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation

Benefit obligation at beginning of period	$259	$17	$276	$268	$24	$292
Service cost	3	—	3	3	—	3
Interest cost	17	2	19	17	1	18
Actuarial (gain) loss	13	5	18	(11)	(3)	(14)
Currency (gain) loss	—	3	3	—	(4)	(4)
Acquisitions/Divestitures	—	—	—	(1)	—	(1)
Benefits paid	(21)	(1)	(22)	(19)	(1)	(20)
Curtailment loss	—	—	—	1	—	1
Other	1	(1)	—	1	—	1

Benefit obligation at end of period	$272	$25	$297	$259	$17	$276

Funded status	$(272)	$(25)	$(297)	$(259)	$(17)	$(276)

Amounts Recognized in the Consolidated Balance Sheets

Accrued benefit obligation – current	$(26)	$(1)	$(27)	$(26)	$(1)	$(27)
Accrued benefit obligation – non-current	(246)	(24)	(270)	(233)	(16)	(249)

Net amount recognized	$(272)	$(25)	$(297)	$(259)	$(17)	$(276)

Amounts Recorded in Accumulated OCI

Net actuarial gain	$32	$2	$34	$47	$7	$54

Weighted-Average Assumptions Used to Determine Benefit Obligations

The following table presents the discount rates used to determine the benefit obligations:

	Dec. 31,
	2009	2008
United States Plans	5.60%	7.05%
Non-United States Plans	5.15%	7.20%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         (continued)

Components of Net Periodic Postretirement Benefit Cost

The following table presents the components of net periodic postretirement benefit cost (in millions):

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Service cost	$3	$3	$4
Interest cost	19	18	18
Amortization of actuarial loss	(2)	(1)	—
Curtailment loss	—	1	—

Net periodic postretirement benefit cost	$20	$21	$22

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

The following table presents the discount rates used to determine net periodic postretirement benefit cost:

	Twelve Months Ended Dec. 31,
	2009	2008	2007
United States Plans	7.05%	6.45%	5.80%
Non-United States Plans	7.20%	5.75%	5.05%

The following table presents health care cost trend rates used to determine net periodic postretirement benefit cost, as well as information regarding the ultimate rate and the year in which their ultimate rate is reached:

	Twelve Months Ended Dec. 31,
	2009	2008	2007
United States Plans
Initial rate at end of year	7.00%	7.00%	9.00%
Ultimate rate	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2019	2018	2015

Non-United States Plans
Initial rate at end of year	9.00%	9.00%	9.00%
Ultimate rate	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2019	2016	2013

The health care cost trend rate assumption can have a significant effect on the amounts reported. To illustrate, a one-percentage point change in the December 31, 2009 assumed health care cost trend rate would have the following effects (in millions):

	1-Percentage Point
	Increase	Decrease
Increase (decrease) in total service cost and interest cost components of net periodic postretirement benefit cost	$1	$(1)
Increase (decrease) of accumulated postretirement benefit obligation	$13	$(12)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          (continued)

Other Comprehensive Earnings (Deficit)

For the year ended December 31, 2009, the Company recorded a debit of $16 million, net of tax, to OCI. Approximately $1 million of the $34 million balance in accumulated OCI is expected to be recognized as net periodic postretirement benefit cost during 2010.

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s postretirement benefit plans (in millions):

Year	Estimated Benefit Payments Before Medicare Subsidy	Estimated Medicare Subsidy	Estimated Benefit Payments Net of Medicare Subsidy
2010	$28	$2	$26
2011	$28	$2	$26
2012	$28	$2	$26
2013	$28	$2	$26
2014	$28	$2	$26
2015-2019	$131	$11	$120

Postemployment Benefits

The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits liability at December 31, 2009 and December 31, 2008 were $30 million, $26 million, including current liabilities of $5 million in both years. The net periodic postemployment benefit expense was $4 million, less than $1 million, and $6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

19.    CONTINGENT LIABILITIES AND OTHER MATTERS

Litigation

On September 1, 2006, various members of the Investment Review Committee of the Predecessor were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor the Predecessor is named in the lawsuit but such individuals would have a contingent indemnification claim against the Predecessor. The suit, brought by former employees of the Predecessor, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in a Predecessor company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the defendants’ Motion for Summary Judgment. On April 15, 2008, the defendants filed a Motion for Reconsideration. On December 24, 2008, the court granted the defendants’ Motion for Reconsideration and dismissed the action. On January 9, 2009, the plaintiffs filed a Motion to Amend Judgment. On February 6, 2009, the defendants filed an Opposition to Plaintiff’s Motion to Amend Opinion and Order of Judgment. On June 3, 2009, the plaintiffs filed a Notice of Appeal in the United States Court of Appeals for the Sixth Circuit. Oral argument is scheduled for March 11, 2010.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Environmental Matters

We have been deemed by the Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2009, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2009, our reserve for such liabilities was $11 million.

20.    STOCK COMPENSATION

2006 Stock Plan

In December 2007, the stockholders approved the Owens Corning 2006 Stock Plan, as amended and restated (the “2006 Stock Plan”). The 2006 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At December 31, 2009, the maximum number of shares remaining available under the 2006 Stock Plan for all stock awards was 3,742,251.

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

During 2009, 922,500 stock options were granted with a weighted-average grant date fair value of $5.62. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 37.4%, expected dividends of 0%, expected term of 6.25 years and a risk-free interest rate of 2.2%.

No options were granted during the year ended December 31, 2008.

During 2007, 69,470 options were granted with a weighted average grant date fair value of $9.28. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 33.3%, expected dividends of 1.5%, expected term of 6.5 years and a risk-free interest rate of 4.3%.

During the years ended December 31, 2009, 2008 and 2007 the Company recognized expense of $7 million, $6 million and $10 million respectively, related to the Company’s stock options, of which $6 million, $5 million and $9 million was recorded under the caption of employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). For the year ended December 31, 2007, $1 million was recorded as a

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.    STOCK COMPENSATION (continued)

reclassification of stock compensation expense to discontinued operations and charges related to cost reduction actions. As of December 31, 2009 there was $4 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.90 years. The total aggregate intrinsic value of options outstanding as of December 31, 2009 was $11 million and as of December 31, 2008 and 2007 the options outstanding had no aggregate intrinsic value.

The following table summarizes the Company’s stock option activity:

	Twelve Months Ended Dec. 31, 2009		Twelve Months Ended Dec. 31, 2008		Twelve Months Ended Dec. 31, 2007
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Beginning Balance	2,098,370	$29.90	2,163,170	$29.90	2,123,100	$30.00
Granted	922,500	13.81	—	—	69,470	26.99
Forfeited	(18,400)	19.49	(64,800)	30.00	(29,400)	30.00

Ending Balance	3,002,470	$25.02	2,098,370	$29.90	2,163,170	$29.90

The following table summarizes information about the Company’s options outstanding and exercisable:

Options Outstanding				Options Exercisable
		Weighted-Average			Weighted-Average
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable at Dec. 31, 2009	Remaining Contractual Life	Exercise Price
$7.57 – $30.00	3,002,470	9.00	$25.02	2,020,500	6.83	$30.00

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

During the years ended December 31, 2009, 2008 and 2007, the Company recognized expense of $32 million, $30 million and $39 million respectively, related to the Company’s restricted stock, of which $19 million, $21 million and $28 million was recorded in employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). For the year ended December 31, 2007, $3 million was recorded under the caption of marketing and administrative expenses in the Consolidated Statements of Earnings (Loss) and $5 million was recorded as a reclassification of stock compensation due to discontinued operations in the Consolidated Statements of Earnings (Loss). In addition, less than $1 million was recorded as reclassification of restricted stock expense to charges related to cost reduction actions. As of December 31, 2009 there was $16 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.    STOCK COMPENSATION (continued)

over a weighted-average period of 2.27 years. The total grant date fair value of shares vested during the year ended December 31, 2009 was $88 million and for the years ended, 2008 and 2007, was less than $1 million in each period.

A summary of the status of the Company’s plans that had restricted stock issued as of December 31, 2009, 2008 and 2007 and changes during the twelve months ended December 31, 2009, 2008 and 2007 are presented below:

	Twelve Months Ended Dec. 31, 2009		Twelve Months Ended Dec. 31, 2008		Twelve Months Ended Dec. 31, 2007
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Beginning Balance	4,025,937	$27.69	3,366,973	$29.57	3,030,150	$30.00
Granted	1,171,883	$13.99	817,904	$19.85	502,524	$27.09
Vested	(2,909,460)	$30.13	(32,400)	$17.81	(2,600)	$30.00
Forfeited	(110,407)	$21.89	(126,540)	$29.54	(163,101)	$30.00

Ending Balance	2,177,953	$17.35	4,025,937	$27.69	3,366,973	$29.57

Performance Stock Awards and Performance Stock Units

The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its LTIP, of which 50 percent will be settled in stock and 50 percent will be settled in cash. The amount of PSUs ultimately distributed is contingent on meeting various company or shareholder return goals.

Compensation expense for PSUs settled in stock is measured based on the grant date fair value and is recognized on a straight-line basis over the vesting period. Compensation expense for PSUs settled in cash is measured based on the fair value at the end of each quarter and is recognized on a straight-line basis over the vesting period. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, retirement, change in control or involuntary termination, and pro-rated awards earned will be paid at the end of the three-year period.

2009 Grant

During 2009, the Company granted PSUs. This grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the same three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For the 2009 grant, the portion of the PSUs settled in cash is revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended December 31, 2009, the Company estimated the fair value of the PSUs settled in cash using a Monte Carlo simulation that used various assumptions that include expected volatility of 66.5%, a risk-free interest rate of 1.1% and an expected term of 2.0 years, which is the remaining life of the grant. Expected volatility was based

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.    STOCK COMPENSATION (continued)

on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning December 31, 2009 to the end of the three-year performance period.

For the 2009 grant, the fair value of the portion of PSUs settled in stock was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 51.6%, a risk-free interest rate of 1.2% and an expected term of 2.9 years, which was the remaining life of the grant. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.

2007 and 2008 Grants

In 2007 and 2008, the Company granted PSUs that vests after a three-year period based on meeting various company-wide performance goals. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on performance versus company-wide performance goals.

The initial valuation of all PSUs granted as part of the 2007 and 2008 grants assume that performance goals will be achieved. This assumption is monitored each quarter and if it becomes probable that such goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted. This adjustment results in either reversing previous surplus compensation expense recognized or recognizing additional expense.

A summary of the status of the Company’s plans that had PSUs, of which 50 percent will be settled in stock and 50 percent will be settled in cash, as of December 31, 2009, 2008 and 2007 and changes during the twelve months ended December 31, 2009, 2008 and 2007 are presented below:

	Twelve Months Ended Dec. 31, 2009		Twelve Months Ended Dec. 31, 2008		Twelve Months Ended Dec. 31, 2007
	Number of PSUs	Weighted- Average Grant Date Fair Value	Number of PSUs	Weighted- Average Grant Date Fair Value	Number of PSUs	Weighted- Average Grant Date Fair Value
Beginning Balance	1,020,915	$18.98	425,723	$20.07	—	$—
Granted	503,500	27.51	629,662	18.62	431,933	20.07
Vested	(234,240)	29.85	—	—	—	—
Forfeited	(225,882)	28.37	(34,470)	26.00	(6,210)	20.07

Ending Balance	1,064,293	$24.93	1,020,915	$18.98	425,723	$20.07

During the period ended December 31, 2009, 2008, 2007, the Company recognized expense of $13 million, $7 million and $1 million related to the PSUs. As of December 31, 2009, there was $14 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.61 years.

Stock Appreciation Rights (“SARs”)

SARs represent the opportunity to receive stock or cash or a combination thereof granted by the Compensation Committee. The SAR can be issued in tandem with incentive stock options or free-standing. If the SAR is issued

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.    STOCK COMPENSATION (continued)

in tandem, then the base price shall be the purchase price per share of common stock of the related option. If the SAR is issued free-standing, then the base price shall be determined by the Committee. As of December 31, 2009 no SARs have been granted.

Bonus Stock Awards

Bonus stock is a reward granted by the Committee that is not subject to performance measures or restriction periods. The stock is issued at the fair value of the Company’s common stock on the grant date. During the first quarter of 2008, the Company granted bonus stock awards resulting in expense of less than $1 million. No bonus stock awards were granted during the twelve month period ended December 31, 2009 or 2007.

21.    COMPREHENSIVE EARNINGS (DEFICIT)

The following table presents the comprehensive earnings (deficit) attributable to Owens Corning (in millions):

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Net earnings (loss)	$67	$(811)	$98
Currency translation adjustment	45	(88)	74
Pension and other postretirement adjustment	(64)	(254)	77
Deferred income (loss) on hedging	18	(19)	4

Comprehensive earnings	66	(1,172)	253
Less: Comprehensive earnings (deficit) attributable to noncontrolling interests	4	(3)	2

Comprehensive earnings (deficit) attributable to Owens Corning	$62	$(1,169)	$251

A summary of the balances within each classification of accumulated OCI for the years ended December 31, 2009, 2008 and 2007 follows (in millions):

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Currency translation adjustment	$38	$(6)	$77
Pension and other postretirement adjustment (net of tax of $25, $37 and $45 for the periods ended December 31, 2009, 2008 and 2007)	(221)	(157)	97
Deferred loss on hedging transactions (net of tax of $1, $2 and $2 for the periods ended December 31, 2009, 2008 and 2007)	(2)	(20)	(1)

Accumulated OCI	$(185)	$(183)	$173

22.    WARRANTS

The Company issued 17.5 million Series A warrants and 7.8 million Series B warrants on October 31, 2006, all of which remain outstanding as of December 31, 2009. The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants. Exercises will increase the amount of common stock outstanding and additional paid in capital.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.    WARRANTS (continued)

The aggregate fair value of the warrants at October 31, 2006 of $143 million and $60 million for the Series A warrants and Series B warrants, respectively, was estimated using the Black-Scholes valuation method with the following weighted-average assumptions:

	Warrants
	Series A	Series B
Expected annual dividends	1.5%	1.5%
Risk free interest rate	4.6%	4.6%
Expected term (in years)	7.0%	7.0%
Volatility	34.0%	34.0%

23.    EARNINGS (LOSS) PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings (loss) per share for the years ended December 31, 2009, 2008 and 2007:

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Earnings (loss) from continuing operations	$64	$(813)	$26
Earnings from discontinued operations	—	—	69

Net earnings (loss) attributable to Owens Corning	$64	$(813)	$95

Weighted-average number of shares outstanding used for basic earnings per share	124.8	127.4	128.4
Non-vested restricted shares	2.3	—	0.6

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	127.1	127.4	129.0

Basic earnings (loss) per common share attributable to Owens Corning common stockholders:
Earnings (loss) from continuing operations	$0.51	$(6.38)	$0.20
Earnings from discontinued operations	—	—	0.54

Basic earnings (loss) per common share	$0.51	$(6.38)	$0.74

Diluted earnings (loss) per common share attributable to Owens Corning stockholders:
Earnings (loss) from continuing operations	$0.50	$(6.38)	$0.20
Earnings from discontinued operations	—	—	0.54

Diluted earnings (loss) per common share	$0.50	$(6.38)	$0.74

Basic earnings (loss) per share is calculated by dividing earnings (loss) attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The timing and number of shares of common stock repurchased will depend on market conditions and other factors and will be at the Company’s discretion. During the year ended December 31, 2008, the Company repurchased approximately 4.7 million shares of our common stock for an average price paid per share

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23.    EARNINGS (LOSS) PER SHARE (continued)

of $21.47. The cost of these treasury shares is shown as a reduction of stockholders’ equity on the Consolidated Balance Sheets. During the twelve months ended December 31, 2009, no such repurchases were made. As of December 31, 2009, there were approximately 1.9 million shares remaining available for repurchase under the share buy-back program.

For the year ended December 31, 2009, the number of shares used in the calculation of diluted earnings (loss) per share did not include 3.0 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For the year ended December 31, 2008, the number of shares used in the calculation of diluted earnings (loss) per share did not include 4.0 million restricted shares, 2.1 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For the year ended December 31, 2007, the number of shares used in the calculation of diluted earnings (loss) per share did not include 2.2 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

24.    FAIR VALUE MEASUREMENT

Items Measured at Fair Value

The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2009 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$531	$531	$—	$—
Derivative assets	2	—	2	—

Total assets	$533	$531	$2	$—

Liabilities:
Derivative liabilities	$(21)	$—	$(20)	$(1)

Total liabilities	$(21)	$—	$(20)	$(1)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.    FAIR VALUE MEASUREMENT (continued)

Cash equivalents, by their nature, utilize Level 1 inputs in determining fair value. The Company measures the value of its natural gas hedge contracts, foreign currency forward contracts and interest rate swaps using Level 2 inputs. The fair value of the Company’s natural gas hedges is determined by a mark to market valuation based on forward curves using observable market prices and the fair value of its foreign currency forward contracts is determined using observable market transactions in over-the-counter markets. The fair value of the Company’s interest rate swaps is determined by a mark to market valuation based on forward curves observable in the market. A significant portion of the value of the Company’s energy supply derivative contract uses Level 3 inputs. The fair value of the Company’s energy supply derivative contract is determined by a mark to market valuation based on forward curves and on broker quotes.

The following table provides a rollforward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivatives
December 31, 2008	$—
Total losses included in net earnings (loss) attributable to Owens Corning	(1)

December 31, 2009	$(1)

Changes in the fair value of this energy supply derivative contract are included in other (income) expenses on the Consolidated Statements of Earnings (Loss).

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $15 million as of December 31, 2009 and are included in other non-current assets on the Consolidated Balance Sheets.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of December 31, 2009, the Company’s 6.50% senior notes due 2016 were trading at approximately 103% of par value, the 7.00% senior notes due 2036 were trading at approximately 94% of par value and the 9.00% senior notes due 2019 were trading at approximately 113% of par value.

At December 31, 2009, the Company used a market participant approach to value the remaining long-term debt instruments. This approach, which utilized indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $646 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25.    INCOME TAXES

	Twelve Months Ended Dec. 31,
	2009	2008	2007
Earnings (loss) from continuing operations before income taxes:
United States	$113	$(141)	$(101)
Foreign	(32)	259	123

Total	$81	$118	$22

Income tax expense (benefit):
Current
United States	$8	$2	$2
State and local	(1)	3	1
Foreign	4	51	30

Total current	11	56	33

Deferred
United States	(6)	837	(38)
State and local	—	36	(10)
Foreign	9	2	7

Total deferred	3	875	(41)

Total income tax expense (benefit)	$14	$931	$(8)

The reconciliation between the United States federal statutory rate and the Company’s effective income tax rate from continuing operation is:

	Twelve Months Ended Dec. 31,
	2009	2008	2007
United States federal statutory rate	35%	35%	35%
State and local income taxes, net of federal tax benefit	6	—	(41)
Foreign tax rate differential	(4)	(25)	(123)
Change in valuation allowance	(21)	773	39
FIN 48 reserve adjustments	5	3	21
Other, net	(4)	3	33

Effective tax rate	17%	789%	(36)%

As of December 31, 2009, the Company has not provided for withholding or United States federal income taxes on approximately $773 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be either permanently reinvested or, if such earnings were remitted, the taxes payable on such remittance would not be material. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.

At December 31, 2009, the Company had federal, state and foreign net operating loss carryforwards of $2.560 billion, $3.350 billion and $444 million, respectively. If not utilized, the federal and state net operating loss carryforwards will expire through 2028 while the foreign net operating loss carryforwards will begin to expire in 2010, with the majority having no expiration date. Certain of these loss carryforwards are subject to limitation as

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25.    INCOME TAXES (continued)

a result of the changes of control that resulted from the Company’s emergence from bankruptcy in 2006 and the acquisition of certain foreign entities in 2007. However, the Company believes that these limitations on its loss carryforwards will not result in a forfeiture of any of the carryforwards.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows (in millions):

	2009		2008
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Other employee benefits	$146	$—	$151	$—
Pension plans	184	—	92	—
Operating loss carryforwards	1,075	—	1,120	—
Depreciation	—	367	—	343
Amortization	—	448	—	456
State and local taxes	14	—	9	—
Other	149	—	180	—

Subtotal	1,568	815	1,552	799
Valuation allowances	(1,112)	—	(1,110)	—

Total deferred taxes	$456	$815	$442	$799

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured under enacted tax laws and regulations, as well as NOLs, tax credit and other carryforwards. A valuation allowance will be recorded to reduce deferred tax assets if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

During 2008, the Company recorded a non-cash charge of $906 million to establish an accounting valuation allowance against its United States deferred tax assets. The valuation allowance was recorded based on the Company’s United States losses before income taxes over 2007 and 2008, which were adversely impacted by the continuing decline in United States housing starts. Since that time, earnings performance in our United States operations has improved. If we continue to generate earnings before income taxes in the United States, and our near-term forecasts remain favorable, it is reasonably possible that we will reverse this valuation allowance.

The valuation allowance as of December 31, 2009 consisted of $926 million related to the Company’s United States deferred tax assets and $186 million related to tax assets for certain state and foreign loss carryforwards. The valuation allowance as of December 31, 2008 consisted of $960 million related to the Company’s United States deferred tax assets and $150 million related to tax assets for certain state and foreign loss carryforwards.

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2004 or state and local examinations for years before 2001. The Internal Revenue Service (“IRS”) examined the Company’s United States income tax returns for 2004 and 2005; certain of the IRS adjustments for these years have been contested and are at the Appeals Division of the IRS. The IRS is currently examining years 2006 and 2007. The

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25.    INCOME TAXES (continued)

Company is also under examination for the income tax filings in various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $20 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2009	2008
Balance at beginning of period	$95	$163
Purchase accounting adjustments related to the Acquisition	—	8
Tax positions related to the current year
Gross additions	6	2
Tax positions related to prior years
Gross additions	87	4
Gross reductions	(6)	(3)
Settlements	—	(74)
Lapses on statutes of limitations	(15)	(5)

Balance at end of period	$167	$95

The Company classifies all interest and penalties as income tax expense. As of December 31, 2009 and 2008, the Company recognized $19 million and $20 million, respectively, in liabilities for tax related interest and penalties on its Consolidated Balance Sheets and $2 million and $1 million, respectively, of interest and penalty expense on its Consolidated Statements of Earnings (Loss). If these unrecognized tax benefits were to be recognized as of December 31, 2009, the Company’s income tax expense would decrease by about $53 million.

26.    ACCOUNTING PRONOUNCEMENTS

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

In June 2009, the FASB issued authoritative guidance amending the timing, and considerations, of analyses performed to determine if the Company’s variable interests give it a controlling financial interest in a variable interest entity, as well as requires additional disclosures. The guidance is effective as of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period and thereafter. The Company believes the adoption of this authoritative guidance will not have a material impact on the Consolidated Financial Statements or disclosures.

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

In December 2008, the FASB issued authoritative guidance regarding an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 15, 2009 with early application permitted. Upon initial application, the provisions of this guidance are not required for earlier periods that are presented for comparative periods. The Company’s adoption of this guidance resulted in additional disclosures.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    QUARTERLY FINANCIAL INFORMATION (unaudited)

Select quarterly financial information is presented in the tables below for the quarterly periods of 2009 and 2008, respectively (in millions, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2009
Net sales	$1,074	$1,219	$1,348	$1,162
Cost of sales	916	969	1,068	1,001

Gross margin	158	250	280	161
Earnings (loss) before interest and taxes	(18)	88	120	2
Interest expense, net	25	26	30	30
Income tax expense (benefit)	(14)	29	8	(9)
Net earnings (loss) attributable to Owens Corning	(28)	33	80	(21)

BASIC EARNINGS (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$(0.23)	$0.27	$0.64	$(0.17)

DILUTED EARNINGS (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$(0.23)	$0.26	$0.63	$(0.17)

	Quarter
	First	Second	Third	Fourth
2008
Net sales	$1,353	$1,574	$1,629	$1,291
Cost of sales	1,159	1,317	1,358	1,091

Gross margin	194	257	271	200
Earnings before interest and taxes	21	74	113	26
Interest expense, net	32	29	29	26
Income tax expense	2	2	892	35
Net earnings (loss) attributable to Owens Corning	(13)	41	(807)	(34)

BASIC EARNINGS (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$(0.10)	$0.31	$(6.35)	$(0.27)

DILUTED EARNINGS (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$(0.10)	$0.31	$(6.35)	$(0.27)

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

Guarantor and Nonguarantor Financial Statements

As described in Note 16, Owens Corning has issued $1.5 billion aggregate principal amount of Senior Notes. The Senior Notes and the Senior Credit Facilities are guaranteed, fully, unconditionally and jointly and severally, by each of Owens Corning’s current and future 100% owned material domestic subsidiaries that is a borrower or a guarantor under Owens Corning’s Credit Agreement, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Credit Facilities (collectively, the “Nonguarantor Subsidiaries”).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,386	$1,674	$(257)	$4,803
COST OF SALES	(5)	2,757	1,459	(257)	3,954

Gross margin	5	629	215	—	849
OPERATING EXPENSES
Marketing and administrative expenses	90	293	139	—	522
Science and technology expenses	—	48	13	—	61
Charges related to cost reduction actions	1	16	17	—	34
Employee emergence equity program expense	—	23	6	—	29
Other expenses	(140)	80	71	—	11

Total operating expenses	(49)	460	246	—	657

EARNINGS BEFORE INTEREST AND TAXES	54	169	(31)	—	192
Interest expense, net	112	(5)	4	—	111

EARNINGS BEFORE TAXES	(58)	174	(35)	—	81
Income tax expense	—	1	13	—	14

EARNINGS BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES AND AFFILIATES	(58)	173	(48)	—	67
Equity in net earnings (loss) of subsidiaries	122	(48)	—	(74)	—
Equity in net earnings (loss) of affiliates	—	(3)	3	—	—

NET EARNINGS	64	122	(45)	(74)	67
Less: Net earnings attributable to noncontrolling interest	—	—	3	—	3

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$64	$122	$(48)	$(74)	$64

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,809	$2,338	$(300)	$5,847
COST OF SALES	(49)	3,365	1,909	(300)	4,925

Gross margin	49	444	429	—	922
OPERATING EXPENSES
Marketing and administrative expenses	112	306	199	—	617
Science and technology expenses	—	51	18	—	69
Charges related to cost reduction actions	—	2	5	—	7
Employee emergence equity program expense	—	20	6	—	26
Other (income) expenses	(88)	125	(68)	—	(31)

Total operating expenses	24	504	160	—	688

EARNINGS BEFORE INTEREST AND TAXES	25	(60)	269	—	234
Interest expense, net	118	(7)	5	—	116

EARNINGS BEFORE TAXES	(93)	(53)	264	—	118
Income tax expense	40	840	51	—	931

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES AND AFFILIATES	(133)	(893)	213	—	(813)
Equity in net earnings (loss) of subsidiaries	(680)	213	—	467	—
Equity in net earnings (loss) of affiliates	—	—	2	—	2

NET EARNINGS (LOSS)	(813)	(680)	215	467	(811)
Less: Net earnings attributable to noncontrolling interest	—	—	2	—	2

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(813)	$(680)	$213	$467	$(813)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,525	$1,701	$(248)	$4,978
COST OF SALES	(39)	3,034	1,455	(248)	4,202

Gross margin	39	491	246	—	776
OPERATING EXPENSES
Marketing and administrative expenses	85	315	98	—	498
Science and technology expenses	—	54	9	—	63
Charges related to cost reduction actions	—	24	4	—	28
Employee emergence equity program expense	3	27	7	—	37
Other expense	(90)	94	2	—	6

Total operating expenses	(2)	514	120	—	632

EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	41	(23)	126	—	144
Interest expense, net	130	(9)	1	—	122

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	(89)	(14)	125	—	22
Income tax expense (benefit)	(20)	(43)	55	—	(8)

EARNINGS FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES AND AFFILIATES	(69)	29	70	—	30
Equity in net earnings (loss) of subsidiaries	164	86	—	(250)	—
Equity in net earnings (loss) of affiliates	—	—	(1)	—	(1)

EARNINGS FROM CONTINUING OPERATIONS	95	115	69	(250)	29
Discontinued operations:
Earnings from discontinued operations, net of tax	—	9	—	—	9
Gain on sale of discontinued operations, net of tax	—	40	20	—	60

Total earnings from discontinued operations	—	49	20	—	69

NET EARNINGS	95	164	89	(250)	98
Less: Net earnings attributable to noncontrolling interest	—	—	3	—	3

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$95	$164	$86	$(250)	$95

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$538	$—	$26	$—	$564
Receivables, net	—	230	322	—	552
Due from affiliates	904	1,261	201	(2,366)	—
Inventories	—	368	247	—	615
Other current assets	3	44	76	—	123

Total current assets	1,445	1,903	872	(2,366)	1,854
Investment in subsidiaries	5,010	1,445	—	(6,455)	—
Property, plant and equipment, net	464	1,234	1,108	—	2,806
Goodwill	—	1,098	26	—	1,124
Intangible assets	—	1,056	499	(386)	1,169
Deferred income taxes	36	33	(38)	—	31
Other non-current assets	22	68	93	—	183

TOTAL ASSETS	$6,977	$6,837	$2,560	$(9,207)	$7,167

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8	$477	$438	$—	$923
Due to affiliates	1,619	347	400	(2,366)	—
Short-term debt	—		11	—	11
Long-term debt – current portion	—	1	8	—	9

Total current liabilities	1,627	825	857	(2,366)	943
Long-term debt, net of current portion	2,116	32	29	—	2,177
Pension plan liability	—	219	121	—	340
Other employee benefits liability	—	269	26	—	295
Deferred income taxes	—	386	—	—	386
Other liabilities	414	96	19	(386)	143
Commitments and contingencies
Mandatorily redeemable noncontrolling interest	—	—	30	—	30
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,847	5,480	1,177	(6,657)	3,847
Accumulated earnings (deficit)	(739)	(470)	268	202	(739)
Accumulated other comprehensive deficit	(185)	—	—	—	(185)
Cost of common stock in treasury	(104)	—	—	—	(104)

Total Owens Corning stockholders’ equity	2,820	5,010	1,445	(6,455)	2,820
Noncontrolling interest	—	—	33	—	33

Total Equity	2,820	5,010	1,478	(6,455)	2,853

TOTAL LIABILITIES AND EQUITY	$6,977	$6,837	$2,560	$(9,207)	$7,167

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$163	$14	$59	$—	$236
Receivables, net	—	239	337	—	576
Due from affiliates	662	671	135	(1,468)	—
Inventories	—	546	353	—	899
Assets held for sale – current	—	—	13	—	13
Other current assets	3	53	77	—	133

Total current assets	828	1,523	974	(1,468)	1,857
Investment in subsidiaries	4,975	1,383	—	(6,358)	—
Property, plant and equipment, net	456	1,279	1,084	—	2,819
Goodwill	—	1,094	30	—	1,124
Intangible assets	—	1,076	543	(429)	1,190
Deferred income taxes	—	110	(68)	—	42
Assets held for sale – non-current	—	3	—	—	3
Other non-current assets	23	74	90	—	187

TOTAL ASSETS	$6,282	$6,542	$2,653	$(8,255)	$7,222

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$110	$498	$513	$—	$1,121
Due to affiliates	898	78	492	(1,468)	—
Short-term debt	—	—	30	—	30
Long-term debt – current portion	—	3	13	—	16
Liabilities held for sale – current	—	—	8	—	8

Total current liabilities	1,008	579	1,056	(1,468)	1,175
Long-term debt, net of current portion	2,108	33	31	—	2,172
Pension plan liability	—	212	96	—	308
Other employee benefits liability	—	252	18	—	270
Deferred income taxes	—	400	—	—	400
Other liabilities	428	91	27	(429)	117
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,824	5,567	1,067	(6,634)	3,824
Retained earnings (accumulated deficit)	(803)	(592)	316	276	(803)
Accumulated other comprehensive deficit	(183)	—	—	—	(183)
Cost of common stock in treasury	(101)	—	—	—	(101)

Total Owens Corning stockholders’ equity	2,738	4,975	1,383	(6,358)	2,738
Noncontrolling interest	—	—	42	—	42

Total equity	2,738	4,975	1,425	(6,358)	2,780

TOTAL LIABILITIES AND EQUITY	$6,282	$6,542	$2,653	$(8,255)	$7,222

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$—	$470	$71	$—	$541

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(4)	(134)	(105)	—	(243)
Proceeds from the sale of assets or affiliates	3	6	30	—	39

Net cash flow used for investing activities	(1)	(128)	(75)	—	(204)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from issuance of senior notes	344	—	—	—	344
Proceeds from senior revolving credit facility	160	—	100	—	260
Payments on senior revolving credit facility	(480)	—	(106)	—	(586)
Proceeds from long-term debt	1	—	5	—	6
Payments on long-term debt	—	(2)	(13)	—	(15)
Net decrease in short-term debt	—	—	(20)	—	(20)
Purchases of noncontrolling interest			(3)		(3)
Purchases of treasury stock	(3)	—	—	—	(3)
Parent loans and advances	354	(354)	—	—	—

Net cash flow provided by (used for) financing activities	376	(356)	(37)	—	(17)

Effect of exchange rate changes on cash	—	—	8	—	8

Net increase (decrease) in cash and cash equivalents	375	(14)	(33)	—	328
Cash and cash equivalents at beginning of period	163	14	59	—	236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$538	$—	$26	$—	$564

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$—	$328	$(135)	$—	$193
NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	(74)	(218)	(142)	—	(434)
Proceeds from the sale of assets or affiliates	24	(3)	251	—	272

Net cash flow provided by (used for) investing activities	(50)	(221)	109	—	(162)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	1,135	—	—	—	1,135
Payments on senior revolving credit facility	(955)	—	—	—	(955)
Proceeds from long-term debt	—	—	12	—	12
Payments on long-term debt	—	—	(9)	—	(9)
Net decrease in short-term debt	—	—	(16)	—	(16)
Purchase of treasury stock	(100)	—	—	—	(100)
Parent loans and advances	133	(133)	—	—	—

Net cash flow provided by (used for) financing activities	213	(133)	(13)	—	67

Effect of exchange rate changes on cash	—	—	3	—	3

Net increase (decrease) in cash and cash equivalents	163	(26)	(36)	—	101
Cash and cash equivalents at beginning of period	—	40	95	—	135

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$163	$14	$59	$—	$236

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

28.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$—	$(325)	$507	$—	$182

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	—	(194)	(53)	—	(247)
Investment in subsidiaries and affiliates, net of cash acquired	—	(53)	(567)	—	(620)
Proceeds from the sale of assets or affiliates	394	12	31	—	437

Net cash flow provided by (used for) investing activities	394	(235)	(589)	—	(430)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	713	—	—	—	713
Payments on senior revolving credit facility	(573)	—	—	—	(573)
Proceeds from long-term debt	600	—	17	—	617
Payments on long-term debt	(54)	—	(31)	—	(85)
Net decrease in short-term debt	—	—	(13)	—	(13)
Payments of note payable to Asbestos PI Trust	—	(1,390)	—	—	(1,390)
Parent loans and advances	(1,080)	1,080	—	—	—

Net cash flow provided by (used for) financing activities	(394)	(310)	(27)	—	(731)

Effect of exchange rate changes on cash	—	—	25	—	25

Net increase (decrease) in cash and cash equivalents	—	(870)	(84)	—	(954)
Cash and cash equivalents at beginning of period	—	906	183	—	1,089

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$36	$99	$—	$135

OWENS CORNING AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULE

Number	Description	Page
II	Valuation and Qualifying Accounts and Reserves – for the years ended December 31, 2009, 2008, and 2007	111

OWENS CORNING AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Acquisitions and Divestitures		Balance at End of Period
FOR THE YEAR ENDED DECEMBER 31, 2009
Allowance for doubtful accounts	$21	$4	$—	$(2	)(a)	$—		$23
Tax valuation allowance	$1,110	$(16)	$18	$—		$—		$1,112
FOR THE YEAR ENDED DECEMBER 31, 2008
Allowance for doubtful accounts	$23	$5	$(2)	$(5	)(a)	$—		$21
Tax valuation allowance	$125	$913	$91	$—		$(19)		$1,110
FOR THE YEAR ENDED DECEMBER 31, 2007
Allowance for doubtful accounts	$26	$7	$(4)	$(14	)(a)	$8	(b)	$23
Tax valuation allowance	$146	$8	$(59)	$—		$30		$125

(a)	Uncollectible accounts written off, net of recoveries.
(b)	Includes $1 million reduction related to the Siding Solutions divestiture and $9 million related to the 2007 Acquisition.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-in-Possession (as Modified) (incorporated by reference to Exhibit 2.1 of Owens Corning Sales, LLC’s Current Report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.2	Bankruptcy Court Order Confirming the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.1 of Owens Corning Sales, LLC’s Current Report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.3	Bankruptcy Court Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.2 of Owens Corning Sales, LLC’s Current Report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.4	District Court Order Affirming the Bankruptcy Court’s Order Confirming the Sixth Amended Joint Plan of Reorganization (as Modified) and Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.3 of Owens Corning Sales, LLC’s Current Report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.5	Purchase Agreement, dated as of July 26, 2007, by and between Owens Corning, Société de Participations Financières et Industrielles S.A.S. and certain other parties named therein (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed August 1, 2007).

2.6	Purchase Agreement, dated as of July 17, 2007, among Owens Corning, Owens Corning Holdings Company, CertainTeed Corporation and Saint-Gobain Delaware Corporation (incorporated by reference to Exhibit 2.7 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended September 30, 2007).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.1	Indenture, dated as of October 31, 2006, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.2	First Supplemental Indenture, dated as of April 13, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 13, 2007).

4.3	Second Supplemental Indenture, dated as of December 12, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Owens Corning’s Annual Report on Form 10-K for the year ended December 31, 2007).

4.4	Third Supplemental Indenture, dated as of April 24, 2008, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended June 30, 2008).

4.5	Series A Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.6	Series B Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.4 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.7	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and among Owens Corning, Owens Corning Sales, LLC., J.P. Morgan Securities Inc. and any parties identified on the signature pages of any Joinder Agreements executed pursuant thereto (incorporated by reference to Exhibit 4.1 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.8	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and among Owens Corning, Owens Corning Sales, LLC. and the Owens Corning/Fibreboard Asbestos Personal Injury Trust (incorporated by reference to Exhibit 4.2 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.9	Indenture, dated as of June 2, 2009, between Owens Corning, certain of Owens Corning’s subsidiaries and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Registration Statement on Form S-3 (File No. 333-159689), filed June 3, 2009).

4.10	Supplemental Indenture, dated June 8, 2009, between Owens Corning, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 8, 2009).

4.11	Form of 9.000% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 8, 2009).

10.1	Credit Agreement, dated as of October 31, 2006 by and among Owens Corning, the lenders referred to therein, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.2	Joinder Agreement, dated as of April 13, 2007, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 99.1 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 13, 2007).

10.3	First Amendment to Credit Agreement, dated as of August 2, 2007 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed August 15, 2007).

10.4	Joinder Agreement to the Subsidiaries Guaranty, dated as of October 26, 2007, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 4.7 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).

10.5	Joinder Agreement to the Intercompany Subordination Agreement, dated as of October 26, 2007, among the additional parties signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 4.8 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).

10.6	Second Amendment to Credit Agreement, dated as of October 31, 2007 (incorporated by reference to Exhibit 4.9 Owens Corning’s Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).

10.7	Joinder Agreement to the Subsidiaries Guaranty, dated as of April 24, 2008, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to Owens Corning Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended June 30, 2008).

10.8	Joinder Agreement to the Intercompany Subordination Agreement, dated as of April 24, 2008, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 4.3 of Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended June 30, 2008).

10.9	Key Management Severance Agreement with Karel Czanderna (filed herewith).*

10.10	Offer Letter from Owens Corning to Karel Czanderna, dated as of July 14, 2008 (filed herewith).*

10.11	Key Management Severance Agreement with Charles E. Dana (incorporated by reference to Exhibit 10.18 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.12	Agreement with Charles E. Dana (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Annual Report on Form 10-K (File No. 1-3660) for the year ended December 31, 2003).*

10.13	Key Management Severance Agreement with Stephen K. Krull (incorporated by reference to Exhibit 10.21 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.14	Key Management Severance Agreement with Duncan Palmer (incorporated by reference to Exhibit 10.22 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).*

10.15	Offer Letter from Owens Corning to Duncan Palmer, dated as of August 15, 2007 (incorporated by reference to Exhibit 10.3 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended September 30, 2007).*

10.16	Amended and restated Key Management Severance Agreement with Michael H. Thaman (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Annual Report on Form 10-K (File No. 1-3660) for the year ended December 31, 2005).*

10.17	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.18	Amended and Restated Owens Corning 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed December 10, 2007).*

10.19	Owens Corning Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2003).*

10.20	Owens Corning Executive Supplemental Benefit Plan, 2009 Restatement (incorporated by reference to Exhibit 10.28 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.21	Corporate Incentive Plan Terms Applicable to Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1999).*

10.22	Owens Corning Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.30 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.23	Corporate Incentive Plan Terms Applicable to Key Employees Other Than Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1999).*

10.24	Owens Corning Deferred Compensation Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.5 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2007).*

10.25	First Amendment to the Owens Corning Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.33 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.26	Standard Retainer/Meeting Fee Arrangement for Non-Employee Directors (incorporated by reference to Exhibit 10.32 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).

12.1	Ratio of Earnings to Fixed Charges (filed herewith).

14.1	Ethics Policy for Chief Executive and Senior Financial Officers (filed herewith).

21.1	Subsidiaries of Owens Corning (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Form 10-K.

Owens Corning agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of Owens Corning where the total amount of securities authorized under each issue does not exceed ten percent of the total assets of Owens Corning and its subsidiaries on a consolidated basis.