Form 10-Q
period 2010-03-31
Owens Corning
filed 2010-04-28
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Yes ☑            No ☐

As of April 15, 2010, 128,323,824 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

(i)

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2010	2009
NET SALES	$1,265	$1,074
COST OF SALES	1,029	916

Gross margin	236	158
OPERATING EXPENSES
Marketing and administrative expenses	124	124
Science and technology expenses	18	15
Charges related to cost reduction actions	6	22
Employee emergence equity program expense	-	6
Other expenses	5	9

Total operating expenses	153	176

EARNINGS (LOSS) BEFORE INTEREST AND TAXES	83	(18)
Interest expense, net	26	25

EARNINGS (LOSS) BEFORE TAXES	57	(43)
Income tax expense (benefit)	9	(14)

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS OF AFFILIATES	48	(29)
Equity in net earnings of affiliates	1	1

NET EARNINGS (LOSS)	49	(28)
Less: Net earnings attributable to noncontrolling interests	1	-

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$48	$(28)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.38	$(0.23)
Diluted	$0.38	$(0.23)

WEIGHTED-AVERAGE COMMON SHARES
Basic	126.5	124.3
Diluted	127.5	124.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	March 31, 2010	Dec. 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$463	$564
Receivables, less allowances of $22 at March 31, 2010 and $23 at Dec. 31, 2009	743	552
Inventories	623	615
Other current assets	122	123

Total current assets	1,951	1,854
Property, plant and equipment, net	2,780	2,806
Goodwill	1,124	1,124
Intangible assets	1,166	1,169
Deferred income taxes	24	31
Other non-current assets	210	183

TOTAL ASSETS	$7,255	$7,167

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$972	$923
Short-term debt	1	11
Long-term debt – current portion	7	9

Total current liabilities	980	943
Long-term debt, net of current portion	2,184	2,177
Pension plan liability	336	340
Other employee benefits liability	297	295
Deferred income taxes	394	386
Other liabilities	137	143
Commitments and contingencies
Mandatorily redeemable noncontrolling interest	30	30
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,853	3,847
Accumulated deficit	(691)	(739)
Accumulated other comprehensive deficit	(194)	(185)
Cost of common stock in treasury (c)	(106)	(104)

Total Owens Corning stockholders’ equity	2,863	2,820
Noncontrolling interests	34	33

Total equity	2,897	2,853

TOTAL LIABILITIES AND EQUITY	$7,255	$7,167

(a)	10 shares authorized; none issued or outstanding at March 31, 2010 and Dec. 31, 2009
(b)	400 shares authorized; 133.2 issued and 128.3 outstanding at March 31, 2010; 132.6 issued and 127.8 outstanding at Dec. 31, 2009
(c)	4.9 shares at March 31, 2010 and 4.8 shares at Dec. 31, 2009

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2010	2009
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings (loss)	$49	$(28)
Adjustments to reconcile net earnings (loss) to cash used for operating activities:
Depreciation and amortization	80	84
Gain on sale of businesses and fixed assets	(2)	-
Impairment of long-lived assets	-	2
Deferred income taxes	5	(5)
Provision for pension and other employee benefits liabilities	7	6
Stock-based compensation expense	7	14
Other non-cash	(2)	12
Change in working capital	(158)	(360)
Pension fund contribution	(8)	(12)
Payments for other employee benefits liabilities	(6)	(6)
Other	1	5

Net cash flow used for operating activities	(27)	(288)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(63)	(40)
Proceeds from the sale of assets or affiliates	5	3

Net cash flow used for investing activities	(58)	(37)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	-	226
Payments on senior revolving credit facility	-	(30)
Proceeds from long-term debt	-	1
Payments on long-term debt	(3)	(5)
Net decrease in short-term debt	(9)	(11)
Purchases of treasury stock	(2)	-

Net cash flow provided by (used for) financing activities	(14)	181

Effect of exchange rate changes on cash	(2)	(2)
Net decrease in cash and cash equivalents	(101)	(146)
Cash and cash equivalents at beginning of period	564	236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$463	$90

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	GENERAL

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.

The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair presentation of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s 2009 annual report on Form 10-K. During the three months ended March 31, 2009, the Company recorded an income tax benefit of $7 million related to the fourth quarter of 2008. The effect was not material to the previously issued financial statements. Certain reclassifications have been made to the periods presented for 2009 to conform to the classifications used in the periods presented for 2010.

2.	SEGMENT INFORMATION

The Company has two reportable segments: Composites and Building Materials. Accounting policies for the segments are the same as those for the Company. The Company’s reportable segments are defined as follows:

Composites – comprised of our Reinforcements and Downstream businesses. Within the Reinforcements business, the Company manufactures, fabricates and sells glass reinforcements in the form of fiber. Within the Downstream business, the Company manufactures and sells glass fiber products in the form of fabrics, mat, veil and other specialized products.

Building Materials – comprised of our Insulation, Roofing, and Other businesses. Within the Insulation business, the Company manufactures and sells fiberglass insulation into residential, commercial, industrial, and other markets for both thermal and acoustical applications. It also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media and foam insulation used in above- and below-grade construction applications. Within the Roofing business, the Company manufactures and sells residential roofing shingles and oxidized asphalt materials used in residential and commercial construction and specialty applications. Other includes Masonry Products, which manufactures and sells stone veneer building products; Construction Services, which provides franchise opportunities for the home remodeling and new construction industries; and Building Materials Europe, which manufactures and sells certain building material products into European markets.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	SEGMENT INFORMATION (continued)

NET SALES

The following table summarizes our net sales by segment and geographic region (in millions). External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Three Months Ended March 31,
	2010	2009
Reportable Segments
Composites	$463	$345
Building Materials	847	766

Total reportable segments	1,310	1,111
Corporate eliminations	(45)	(37)

NET SALES	$1,265	$ 1,074

External Customer Sales by Geographic Region
United States	$841	$770
Europe	143	118
Asia Pacific	159	103
Other	122	83

NET SALES	$1,265	$1,074

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

The following table summarizes EBIT by segment (in millions):

	Three Months Ended March 31,
	2010	2009
Reportable Segments
Composites	$31	$(18)
Building Materials	87	53

Total reportable segments	$118	$35

Corporate, Other and Eliminations
Net precious metal lease expense	$-	$(1)
Charges related to cost reduction actions and related items	(13)	(30)
Acquisition integration and transaction costs	(2)	(6)
Other	1	(7)
Employee emergence equity program expense	-	(6)
General corporate expense	(21)	(3)

EBIT	$83	$(18)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.	INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2010	Dec. 31, 2009
Finished goods	$414	$433
Materials and supplies	209	182

Total inventories	$623	$615

4.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to, among other risks, the impact of changes in commodity prices, foreign currency exchange rates, interest rates, and precious metals lease rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks, and does not enter into such transactions for trading purposes.

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of setoff provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2010 and December 31, 2009 the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

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

The following table presents the fair value of derivatives designated as hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	March 31, 2010	Dec. 31, 2009
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas	Other current assets	$1	$2
Amount of gain recognized in OCI (effective portion)	OCI	$(1)	$(2)

Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas	Accounts payable and accrued liabilities	$(7)	$(5)
Amount of loss recognized in OCI (effective portion)	OCI	$7	$5

Fair value hedges:
Interest rate swaps	Other liabilities	$(9)	$(16)

Derivative liabilities not designated as hedging instruments:
Cash flow hedges:
Natural gas	Accounts payable and accrued liabilities	$(3)	$(1)

Other derivatives:
Energy supply contract	Accounts payable and accrued liabilities	$(2)	$(1)
Foreign currency exchange contract	Accounts payable and accrued liabilities	$(4)	$-

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (Loss) (in millions):

		Three Months Ended March 31,
	Location	2010	2009
Derivative activity designated as hedging instruments
Natural gas:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$1	$11

Derivative activity not designated as hedging instruments
Natural gas:
Amount of loss recognized in earnings (ineffective portion)	Other expenses	$2	$-

Energy supply contract:
Amount of loss recognized in earnings	Other expenses	$1	$6

Foreign currency exchange contract:
Amount of loss recognized in earnings	Other expenses	$4	$-

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to natural gas price and foreign exchange risk. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in other expenses on the Consolidated Statements of Earnings (Loss) for foreign exchange hedges, and in cost of sales on the Consolidated Statements of Earnings (Loss) for commodity hedges, when the hedged item impacts earnings. Cash flow hedges related to foreign exchange risk were immaterial for all periods presented. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in other on the Consolidated Statement of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in other expenses on the Consolidated Statements of Earnings (Loss).

The Company currently has natural gas derivatives designated as hedging instruments that mature within 22 months. The Company’s policy is to hedge up to 75% of its total forecasted natural gas exposures for the next two months, up to 50% of its total forecasted natural gas exposures for the following four months, and lesser amounts for the remaining periods. The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged.

As of March 31, 2010, $5 million of losses included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred losses include the recognition of the hedged item through earnings.

Fair Value Hedges

The Company uses forward currency exchange contracts, which qualify as fair value hedges, to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in other expenses on the Consolidated Statements of Earnings (Loss), the effect of which was not material in any period presented. The fair value of these instruments, which are recorded in other current assets on the Consolidated Balance Sheets, was not material for any dates presented.

The Company manages its interest rate exposure by balancing the mixture of its fixed and variable rate instruments. In the fourth quarter of 2009, the Company entered into several interest rate swaps to manage its interest rate exposure by converting $500 million of fixed rate debt to variable rate debt. As such, the swaps are carried at fair value and recorded as other liabilities, with the offset to long-term debt on the Consolidated Balance Sheets. Changes in the fair value of these swaps and that of the related debt are recorded in other expenses on the Consolidated Statements of Earnings (Loss). The net impact of these changes was not material in any period presented.

Other Derivatives

As a result of first quarter 2009 capacity curtailments taken at certain facilities, the normal purchase scope exception was no longer met for one of the Company’s energy supply contracts. The contract is now required to be marked to market each quarter through its termination date of January 31, 2012. Going forward, the impact of this contract could be positive, neutral or negative in any period depending on market fluctuations.

The Company entered into a foreign currency exchange contract to mitigate foreign exchange volatility. There is no further exposure related to this contract.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

	March 31, 2010
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$167	$(31)	$136
Technology	20	205	(38)	167
Franchise and other agreements	15	33	(7)	26
Indefinite-lived intangible assets:
Trademarks		837	-	837

Total intangible assets		$1,242	$(76)	$1,166

Goodwill		$1,124

	Dec. 31, 2009
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$168	$(28)	$140
Technology	20	201	(36)	165
Franchise and other agreements	15	33	(7)	26
Indefinite-lived intangible assets:
Trademarks		838	-	838

Total intangible assets		$1,240	$(71)	$1,169

Goodwill		$1,124

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $21 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.

Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first quarter of 2010.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	March 31, 2010	Dec. 31, 2009
Land	$226	$227
Buildings and leasehold improvements	653	643
Machinery and equipment	2,581	2,546
Construction in progress	185	189

	3,645	3,605
Accumulated depreciation	(865)	(799)

Property, plant and equipment, net	$2,780	$2,806

7.	CHANGES IN NONCONTROLLING INTERESTS

In the second quarter of 2009, the Company executed an amended shareholder agreement with the noncontrolling interest of Owens Corning India Limited (“OCIL”), one of the Company’s consolidated subsidiaries. This agreement provides for a put/call provision that becomes redeemable/exercisable beginning May 31, 2010. The minority shareholder may put their interest in OCIL to the Company at the greater of $30 million or the then-determined fair market value. Alternatively, the Company may call the noncontrolling interest at a 10 percent premium on the greater of $30 million or the then-determined fair market value. Since the exercise of the put option is outside the control of the Company, the carrying value of the noncontrolling interest was reclassified out of permanent equity and recorded in temporary equity as a mandatorily redeemable noncontrolling interest. There have been no changes to the amended shareholder agreement or associated recorded amounts during the first quarter of 2010.

8.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Three Months Ended March 31, 2010
Beginning balance	$39
Amounts accrued for current year	5
Settlements of warranty claims	(4)

Ending balance	$40

9.	COST REDUCTION ACTIONS

2010 Cost Reduction Actions

As part of the Company’s continuing review of its Composites manufacturing network, actions were taken in the first quarter to further balance global capacity. The Company put plans in place to downsize certain underutilized manufacturing facilities in Europe to improve profitability in that region. In conjunction with these actions, the Company recorded $13 million in charges, of which $6 million is related to severance and is included in charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss) and $7 million is related to accelerated depreciation expense and is included in cost of sales on the Consolidated Statements of Earnings (Loss). The Company anticipates incurring approximately $24

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.	COST REDUCTION ACTIONS (continued)

million in additional charges throughout 2010 and into 2011 related to these actions, of which $16 million will be presented as charges related to cost reduction actions on the Consolidated Statement of Earnings (Loss). Cash payments related to these activities will continue into 2011. The Company will continue to evaluate its global network to ensure it has the appropriate capacity to respond to future anticipated demand around the world.

The following table summarizes the status of the unpaid liabilities from the Company’s 2010 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2009	Costs Incurred	Payments	Ending Balance March 31, 2010	Cumulative Charges Incurred
Severance	$-	$6	$-	$6	$6

Total	$-	$6	$-	$6	$6

2009 Cost Reduction Actions

As a result of evaluating market conditions, the Company took actions in 2009 to curtail production and reduce operating costs. During the first quarter of 2009, the Company recorded $30 million in charges related to these cost reduction actions and related items. No charges related to these actions were incurred in 2010. Payments related to these activities will be completed in 2010.

The following table summarizes the status of the unpaid liabilities from the Company’s 2009 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2009	Costs Incurred	Payments	Ending Balance March 31, 2010	Cumulative Charges Incurred
Severance	$7	$-	$3	$4	$34

Total	$7	$-	$3	$4	$34

10.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	March 31, 2010	Dec. 31, 2009
6.50% senior notes, net of discount, due 2016	$649	$649
7.00% senior notes, net of discount, due 2036	540	539
9.00% senior notes, net of discount, due 2019	345	345
Senior term loan facility at a rate of 1.1% on 3/31/2010 and 12/31/2009, maturing in 2011	600	600
Various capital leases, due through and beyond 2050	46	47
Various floating rate debt, maturing through 2027	16	18
Other fixed rate debt, with maturities up to 2022, at rates up to 11%	4	5
Effects of interest rate swap on 6.50% senior notes, due 2016	(9)	(17)

Total long-term debt	2,191	2,186
Less – current portion	7	9

Long-term debt, net of current portion	$2,184	$2,177

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	DEBT (continued)

Senior Notes

The Company issued $350 million of senior notes on June 3, 2009 and $1.2 billion of senior notes on October 31, 2006, which are collectively referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company.

The Senior Notes are fully and unconditionally guaranteed by each of the Company’s current and future domestic subsidiaries that is a borrower or guarantor under the Company’s Credit Agreement (as defined below). The guarantees are unsecured and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the guarantors. The guarantees are effectively subordinated to existing and future secured debt of the guarantors to the extent of the assets securing that indebtedness.

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2010.

In the fourth quarter of 2009, the Company entered into several interest rate swaps to manage its interest rate exposure by swapping $500 million of fixed to floating rate exposure designated against its 6.50% senior notes. The swaps are carried at fair value and recorded as other liabilities, with the offset to long-term debt on the Consolidated Balance Sheets. See Note 4 for further information.

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

The Company did not have any borrowings against the senior revolving credit facility at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009 the Company had $52 million and $54 million, respectively, of letters of credit outstanding under the senior revolving credit facility. The Credit Agreement contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that are usual and customary for a senior unsecured credit agreement. The Company was well within compliance with these covenants as of March 31, 2010.

Short-Term Debt

At March 31, 2010 and December 31, 2009, short-term borrowings were $1 million and $11 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 4.9% for March 31, 2010 and 5.1% for December 31, 2009.

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

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$1	$3	$4	$1	$5
Interest cost	14	6	20	15	5	20
Expected return on plan assets	(16)	(6)	(22)	(17)	(4)	(21)
Amortization of actuarial loss	-	1	1	-	-	-

Net periodic pension cost	$-	$2	$2	$2	$2	$4

The Company expects to contribute approximately $18 million in cash to the United States pension plans and approximately $20 million to non-United States plans during 2010. The Company made cash contributions of approximately $8 million to the plans during the three months ended March 31, 2010.

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

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended March 31, 2010
	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$1	$1
Interest cost	4	5
Amortization of actuarial gain	-	(1)

Net periodic benefit cost	$5	$5

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	CONTINGENT LIABILITIES AND OTHER MATTERS

Litigation

On September 1, 2006, various members of the Investment Review Committee of the Company’s predecessor company (“the Predecessor”) were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor the Predecessor is named in the lawsuit but such individuals would have a contingent indemnification claim against the Predecessor. The suit, brought by former employees of the Predecessor, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in a Predecessor company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the defendants’ Motion for Summary Judgment. On April 15, 2008, the defendants filed a Motion for Reconsideration. On December 24, 2008, the court granted the defendants’ Motion for Reconsideration and dismissed the action. On January 9, 2009, the plaintiffs filed a Motion to Amend Judgment. On February 6, 2009, the defendants filed an Opposition to Plaintiff’s Motion to Amend Opinion and Order of Judgment. On June 3, 2009, the plaintiffs filed a Notice of Appeal in the United States Court of Appeals for the Sixth Circuit. Oral argument was held on March 10, 2010.

Environmental Matters

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At March 31, 2010, we had environmental remediation liabilities as a PRP at 18 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2010, our reserve for such liabilities was $10 million.

13.	STOCK COMPENSATION

2006 Stock Plan

In December 2007, the stockholders approved the Owens Corning 2006 Stock Plan, as amended and restated (the “2006 Stock Plan”). The 2006 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At March 31, 2010, the maximum number of shares remaining available under the 2006 Stock Plan for all stock awards was 2,552,729.

On April 22, 2010, the Company’s stockholders approved the Owens Corning 2010 Stock Plan (the “2010 Stock Plan”) which replaces the 2006 Stock Plan. Under the 2010 Stock Plan, 2,000,000 shares of common stock may be granted in addition to the shares of Company common stock that rolled over from the 2006 Stock Plan as of April 22, 2010. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. There will be no future grants made under the 2006 Stock Plan.

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

During 2010, 500,300 stock options were granted with a weighted-average grant date fair value of $13.52. Assumptions used in the Company’s Black Scholes valuation model to estimate the grant date fair value were expected volatility of 52.3%, expected dividends of 0%, expected term of 6.25 years and a risk-free interest rate of 2.8%.

During the three months ended March 31, 2010, the Company recognized expense of $1 million related to the Company’s stock options. During the three months ended March 31, 2009, the Company recognized expense of $2 million related to the Company’s stock options, of which $1 million was recorded under the caption employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). As of March 31, 2010 there was $9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 3.40 years. The total aggregate intrinsic value of options outstanding as of March 31, 2010 was $11 million and as of March 31, 2009 the options outstanding had an intrinsic value less than $1 million.

The following table summarizes the Company’s stock option activity:

	Three Months Ended March 31, 2010
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	3,002,470	$25.02
Granted	500,300	25.45
Exercised	(1,825)	13.89

Ending Balance	3,500,945	$25.09

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at March 31, 2010	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price

$7.57 – $30.00	3,500,945	7.69	$25.09	2,247,475	6.81	$28.37

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

During the three months ended March 31, 2010, the Company recognized expense of $3 million related to the Company’s restricted stock. During the three months ended March 31, 2009, the Company recognized expense of $8 million related to the Company’s restricted stock, of which $5 million was recorded as employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). As of March 31, 2010 there was $26 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.94 years. The total fair value of shares vested during the three months ended March 31, 2010 and 2009 was $4 million and less than $1 million, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had restricted stock issued as of March 31, 2010 and changes during the three months ended March 31, 2010 are presented below. The weighted-average grant-date fair value of the restricted stock granted during the three months ended March 31, 2009 was $13.34.

	Three Months Ended March 31, 2010
	Number of Shares	Weighted- Average Grant- Date Fair Value
Beginning Balance	2,117,953	$17.35
Granted	628,545	25.35
Vested	(243,076)	15.51
Forfeited	(3,884)	17.49

Ending Balance	2,499,538	$19.54

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

In the first quarter of 2010, the Company granted PSUs. Similar to the 2009 grant, the 2010 grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the respective three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For all PSUs, the Company recognized expense of $3 million during the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company recognized income of $4 million. As of March 31, 2010, there was $20 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.99 years.

2010 Grant

For the 2010 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended March 31, 2010, the Company estimated the fair value of the PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 60.3%, a risk free rate of 1.5% and an expected term of 2.75 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning March 31, 2010 to the end of the three-year performance period.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	STOCK COMPENSATION (continued)

For the 2010 grant, the fair value of the portion of PSUs settled in stock was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 58.8%, a risk free interest rate of 1.4% and an expected term of 2.91 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.

2009 Grant

For the 2009 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended March 31, 2010, the Company estimated the fair value of the PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 68.7%, a risk free rate of 0.9% and an expected term of 1.75 years. Expected volatility was based on a benchmark study of our peers. The risk-free rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning March 31, 2010 to the end of the three-year performance period.

A summary of the status of the Company’s plans that had issued performance stock as of March 31, 2010, and changes during the three months ended March 31, 2010 are presented below:

	Three Months Ended March 31, 2010
	Number of PSUs	Weighted- Average Grant- Date Fair Value
Beginning Balance	1,064,293	$24.93
Granted	144,000	36.52
Vested	(116,261)	34.06
Forfeited	(1,005)	19.11

Ending Balance	1,091,027	$25.49

Stock Appreciation Rights (“SARs”)

SARs represent the opportunity to receive stock or cash or a combination thereof granted by the Committee. The SAR can be issued in tandem with incentive stock options or free-standing. If the SAR is issued in tandem, then the base price shall be the purchase price per share of common stock of the related option. If the SAR is issued free-standing, then the base price shall be determined by the Committee. As of March 31, 2010 no SARs have been granted.

Bonus Stock Awards

Bonus stock is a reward granted by the Committee that is not subject to performance measures or restriction periods. The stock is issued at the fair value of the Company’s common stock on the grant date. No bonus stock awards were granted during the three month period ended March 31, 2010.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	EARNINGS (LOSS) PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net earnings (loss) attributable to Owens Corning	$48	$(28)

Weighted-average number of shares outstanding used for basic earnings per share	126.5	124.3
Non-vested restricted shares	0.7	-
Options to purchase common stock	0.3	-

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	127.5	124.3

Earnings (loss) per common share attributable to Owens Corning common stockholders:

Basic	$0.38	$(0.23)
Diluted	$0.38	$(0.23)

Basic earnings (loss) per share is calculated by dividing earnings (loss) attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at the Company’s discretion. During the three months ended March 31, 2010, no such repurchases were made. As of March 31, 2010, there were approximately 1.9 million shares remaining available for repurchase under the share buy-back program.

For the three months ended March 31, 2010, the number of shares used in the calculation of diluted earnings per share did not include 2.6 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For the three months ended March 31, 2009, the number of shares used in the calculation of diluted loss per share did not include 1.0 million of non-vested restricted shares, 3.0 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

15.	COMPREHENSIVE EARNINGS (DEFICIT)

The following table presents the comprehensive earnings (deficit) attributable to Owens Corning (in millions):

	Three Months Ended March 31,
	2010	2009
Net earnings (loss)	$49	$(28)
Currency translation adjustment	(5)	(55)
Pension and other postretirement adjustment	(1)	-
Deferred loss on hedging	(3)	(1)

Comprehensive earnings	40	(84)
Less: Comprehensive earnings (deficit) attributable to noncontrolling interests	1	(1)

Comprehensive earnings (deficit) attributable to Owens Corning	$39	$(83)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

16.	FAIR VALUE MEASUREMENT

Items	Measured at Fair Value

The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of March 31, 2010 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$368	$368	$-	$-
Derivative assets	1	-	1	-

Total assets	$369	$368	$1	$-

Liabilities:
Derivative liabilities	$(25)	$-	$(23)	$(2)

Total liabilities	$(25)	$-	$(23)	$(2)

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

The following table provides a rollforward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
December 31, 2009		$(1)
Total losses included in net earnings (loss) attributable to Owens Corning		(1)

March 31, 2010		$(2)

Changes in the fair value of this energy supply derivative contract are included in other expenses on the Consolidated Statements of Earnings (Loss).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

16.	FAIR VALUE MEASUREMENT (continued)

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $15 million as of March 31, 2010.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of March 31, 2010, the Company’s 6.50% senior notes due 2016 were trading at approximately 106% of par value, the 7.00% senior notes due 2036 were trading at approximately 98% of par value and the 9.00% senior notes due 2019 were trading at approximately 119% of par value.

At March 31, 2010, the Company used a market participant approach to value the remaining long-term debt instruments. This approach, which utilized indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $648 million.

17.	INCOME TAXES

Income tax expense for the three months ended March 31, 2010 was $9 million. Excluding charges related to valuation allowances in foreign locations of approximately $2 million, our effective tax rate would have been 12%. The difference between the effective tax rate and the statutory tax rate of 35% is primarily attributable to the level of earnings in the United States, in which there is relatively little income tax expense due to the valuation allowance against the United States deferred tax assets.

In 2008, the Company recorded a non-cash charge to establish an accounting valuation allowance against its United States deferred tax assets. The valuation allowance was recorded based on the Company’s United States losses before income taxes over 2007 and 2008, which were adversely impacted by the continuing decline in the United States housing starts. Since that time, earnings performance in our United States operations has improved. If we continue to generate earnings before income taxes in the United States, and our near-term forecasts remain favorable, it is reasonably possible that we will reverse this valuation allowance.

During the first quarter of 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) became law. Included among the major provisions of the law was the elimination of the deduction for the Medicare Part D subsidy. Due to the Company’s valuation allowance against its United States deferred tax assets, there was no impact to the Company’s financial results related to this legislation.

18.	ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued authoritative guidance amending the timing, and considerations, of analyses performed to determine if the Company’s variable interests give it a controlling financial interest in a variable interest entity, as well as requires additional disclosures. The guidance is effective as of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period and thereafter. The adoption of this authoritative guidance had no impact on the Consolidated Financial Statements or disclosures.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Guarantor and Nonguarantor Financial Statements

As described in Note 10, Owens Corning has issued $1.5 billion aggregate principal amount of Senior Notes. The Senior Notes and the Senior Credit Facilities are guaranteed, fully, unconditionally and jointly and severally, by each of Owens Corning’s current and future 100% owned material domestic subsidiaries that is a borrower or a guarantor under Owens Corning’s Credit Agreement, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Credit Facilities (collectively, the “Nonguarantor Subsidiaries”).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$884	$461	$(80)	$1,265
COST OF SALES	(2)	724	387	(80)	1,029

Gross margin	2	160	74	-	236

OPERATING EXPENSES
Marketing and administrative expenses	22	71	31	-	124
Science and technology expenses	-	15	3	-	18
Charges related to cost reduction actions	-	-	6	-	6
Other expenses	(37)	25	17	-	5

Total operating expenses	(15)	111	57	-	153

EARNINGS BEFORE INTEREST AND TAXES	17	49	17	-	83
Interest expense, net	26	-	-	-	26

EARNINGS BEFORE TAXES	(9)	49	17	-	57
Income tax expense	-	1	8	-	9

EARNINGS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES AND AFFILIATES	(9)	48	9	-	48
Equity in net earnings (loss) of subsidiaries	57	8	-	(65)	-
Equity in net earnings of affiliates	-	1	-	-	1

NET EARNINGS	48	57	9	(65)	49
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$48	$57	$8	$(65)	$48

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$779	$347	$(52)	$1,074
COST OF SALES	(2)	669	301	(52)	916

Gross margin	2	110	46	-	158
OPERATING EXPENSES
Marketing and administrative expenses	15	74	35	-	124
Science and technology expenses	-	11	4	-	15
Charges related to cost reduction actions	1	14	7	-	22
Employee emergence equity program expense	-	5	1	-	6
Other expenses	(18)	19	8	-	9

Total operating expenses	(2)	123	55	-	176

LOSS BEFORE INTEREST AND TAXES	4	(13)	(9)	-	(18)
Interest expense, net	25	(1)	1	-	25

LOSS BEFORE TAXES	(21)	(12)	(10)	-	(43)
Income tax benefit	-	(5)	(9)	-	(14)

LOSS BEFORE EQUITY IN NET EARNINGS ( LOSS) OF SUBSIDIARIES AND AFFILIATES	(21)	(7)	(1)	-	(29)
Equity in net loss of subsidiaries	(7)	-	-	7	-
Equity in net earnings of affiliates	-	-	1	-	1

NET LOSS	(28)	(7)	-	7	(28)
Less: Net earnings attributable to noncontrolling interest	-	-	-	-	-

NET LOSS ATTRIBUTABLE TO OWENS CORNING	$(28)	$(7)	$-	$7	$(28)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2010

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$410	$13	$40	$-	$463
Receivables, net	-	402	341	-	743
Due from affiliates	901	1,296	192	(2,389)	-
Inventories	-	381	242	-	623
Other current assets	3	40	79	-	122

Total current assets	1,314	2,132	894	(2,389)	1,951
Investment in subsidiaries	5,065	1,447	-	(6,512)	-
Property, plant and equipment, net	464	1,224	1,092	-	2,780
Goodwill	-	1,098	26	-	1,124
Intangible assets	-	1,051	490	(375)	1,166
Deferred income taxes	-	-	24	-	24
Other non-current assets	22	76	112	-	210

TOTAL ASSETS	$6,865	$7,028	$2,638	$(9,276)	$7,255

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31	$539	$402	$-	$972
Due to affiliates	1,449	408	532	(2,389)	-
Short-term debt	-	-	1	-	1
Long-term debt – current portion	-	1	6	-	7

Total current liabilities	1,480	948	941	(2,389)	980
Long-term debt, net of current portion	2,124	32	28	-	2,184
Pension plan liability	-	221	115	-	336
Other employee benefits liability	-	270	27	-	297
Deferred income taxes	-	394	-	-	394
Other liabilities	398	98	16	(375)	137
Commitments and contingencies
Mandatorily redeemable noncontrolling interest	-	-	30	-	30
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,853	5,478	1,171	(6,649)	3,853
Accumulated earnings (deficit)	(691)	(413)	276	137	(691)
Accumulated other comprehensive deficit	(194)	-	-	-	(194)
Cost of common stock in treasury	(106)	-	-	-	(106)

Total Owens Corning stockholders’ equity	2,863	5,065	1,493	(6,558)	2,863
Noncontrolling interest	-	-	34	-	34

Total equity	2,863	5,065	1,527	(6,558)	2,897

TOTAL LIABILITIES AND EQUITY	$6,865	$7,028	$2,638	$(9,276)	$7,255

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$538	$-	$26	$-	$564
Receivables, net	-	230	322	-	552
Due from affiliates	904	1,261	201	(2,366)	-
Inventories	-	368	247	-	615
Other current assets	3	44	76	-	123

Total current assets	1,445	1,903	872	(2,366)	1,854
Investment in subsidiaries	5,010	1,445	-	(6,455)	-
Property, plant and equipment, net	464	1,234	1,108	-	2,806
Goodwill	-	1,098	26	-	1,124
Intangible assets	-	1,056	499	(386)	1,169
Deferred income taxes	-	-	31	-	31
Other non-current assets	22	68	93	-	183

TOTAL ASSETS	$6,941	$6,804	$2,629	$(9,207)	$7,167

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8	$477	$438	$-	$923
Due to affiliates	1,583	314	469	(2,366)	-
Short-term debt	-	-	11	-	11
Long-term debt – current portion	-	1	8	-	9

Total current liabilities	1,591	792	926	(2,366)	943
Long-term debt, net of current portion	2,116	32	29	-	2,177
Pension plan liability	-	219	121	-	340
Other employee benefits liability	-	269	26	-	295
Deferred income taxes	-	386	-	-	386
Other liabilities	414	96	19	(386)	143
Commitments and contingencies
Mandatorily redeemable noncontrolling interest	-	-	30	-	30
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,847	5,480	1,177	(6,657)	3,847
Accumulated earnings (deficit)	(739)	(470)	268	202	(739)
Accumulated other comprehensive deficit	(185)	-	-	-	(185)
Cost of common stock in treasury	(104)	-	-	-	(104)

Total Owens Corning stockholders’ equity	2,820	5,010	1,445	(6,455)	2,820
Noncontrolling interest	-	-	33	-	33

Total equity	2,820	5,010	1,478	(6,455)	2,853

TOTAL LIABILITIES AND EQUITY	$6,941	$6,804	$2,629	$(9,207)	$7,167

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$-	$(82)	$55	$-	$(27)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	-	(31)	(32)	-	(63)
Proceeds from the sale of assets or affiliates	-	-	5	-	5

Net cash flow used for investing activities	-	(31)	(27)	-	(58)

NET CASH FLOW USED FOR FINANCING ACTIVITIES
Payments on long-term debt	-	-	(3)	-	(3)
Net decrease in short-term debt	-	-	(9)	-	(9)
Purchases of treasury stock	(2)	-	-	-	(2)
Parent loans and advances	(126)	126	-	-	-

Net cash flow provided used for financing activities	(128)	126	(12)	-	(14)

Effect of exchange rate changes on cash	-	-	(2)	-	(2)

Net decrease in cash and cash equivalents	(128)	13	14	-	(101)
Cash and cash equivalents at beginning of period	538	-	26	-	564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$410	$13	$40	$-	$463

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$-	$(229)	$(59)	$-	$(288)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	-	(25)	(15)	-	(40)
Proceeds from the sale of assets or affiliates	-	3		-	3

Net cash flow used for investing activities	-	(22)	(15)	-	(37)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	160	-	66	-	226
Payments on senior revolving credit facility	(30)	-	-	-	(30)
Proceeds from long-term debt	-	-	1	-	1
Payments on long-term debt	-	-	(5)	-	(5)
Net decrease in short-term debt	-	-	(11)	-	(11)
Parent loans and advances	(237)	237	-	-	-

Net cash flow provided by financing activities	(107)	237	51	-	181

Effect of exchange rate changes on cash	-	-	(2)	-	(2)

Net decrease in cash and cash equivalents	(107)	(14)	(25)	-	(146)
Cash and cash equivalents at beginning of period	163	14	59	-	236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56	$-	$34	$-	$90

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We delivered $97 million in Adjusted EBIT for the three months ended March 31, 2010 despite continued weakness in the United States housing market and the global economy. The diversity of our portfolio of businesses served us well. Strong EBIT momentum continued in our Roofing business and we realized substantial improvements in our Composites segment. See below for further information regarding Adjusted EBIT, including a reconciliation to net earnings (loss) attributable to Owens Corning.

In our Composites segment, the positive trend in demand demonstrated during 2009 continued throughout the first quarter leading to increased sales of 34% over the first quarter 2009. Higher demand levels increased utilization of our production capacity and, coupled with our lower cost position as a result of actions taken over the last two years, drove the improvement in EBIT over the first quarter 2009.

Performance improved in our Building Materials segment as well, with a record first quarter for our Roofing business and narrowed losses in our Insulation business. In our Roofing business, the year-over-year increase in net sales and EBIT were 16% and 29%, both driven by higher demand. Our Insulation business narrowed its losses despite 19% lower lagged United States housing starts, demonstrating the strength of its portfolio of geographic, product and channel mix.

We continue our focus on generating cash and maintaining a strong balance sheet with ample liquidity. Due to the seasonality of our business, we typically have negative cash flow from operations in first half of the year. During the first quarter 2010, we used $27 million in cash flow from operating activities. This is a significant improvement over the first quarter 2009, primarily due to our continued focus on working capital and higher earnings in our Roofing business and Composites segment.

At the end of the first quarter 2010, we had $948 million available on our $1 billion senior revolving credit facility, and cash on hand of $ 463 million. The Company has no significant debt maturities until the fourth quarter 2011.

RECENT DEVELOPMENTS

As part of our continuing review of our Composites manufacturing network, we took actions in the first quarter to further balance our global capacity. We put plans in place to downsize certain underutilized manufacturing facilities in Europe to improve our profitability in that region. In conjunction with these actions, we recorded $13 million in charges. We anticipate incurring approximately $24 million in additional charges throughout 2010 and into 2011 related to these actions. We will continue to evaluate our global network to ensure we have the appropriate capacity to respond to future anticipated demand around the world.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended March 31,
	2010	2009
Net sales	$1,265	$1,074
Gross margin	$236	$158
% of net sales	19%	15%
Charges related to cost reduction actions	$6	$22
Employee emergence equity program expense	$-	$6
Earnings (loss) before interest and taxes	$83	$(18)
Interest expense, net	$26	$25
Income tax expense (benefit)	$9	$(14)
Net earnings (loss) attributable to Owens Corning	$48	$(28)

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

The year-over-year increase in net sales was driven by higher sales in our Composites segment and in our Roofing business within our Building Materials segment. Both increases were primarily due to improved demand.

GROSS MARGIN

The increase in gross margin was primarily the result of improvements in our Composites segment and in our Roofing business within our Building Materials segment.

CHARGES RELATED TO COST REDUCTION ACTIONS

The 2010 charges were related to actions we took to balance our global Composites capacity. The 2009 charges were related to actions we took across the company to curtail production and reduce operating costs.

EMPLOYEE EMERGENCE EQUITY PROGRAM EXPENSE

Our plan of reorganization established a one-time employee emergence equity program. The cost of this program was amortized over a vesting period of three years beginning in November 2006. The cost related to this program was fully amortized by the end of 2009.

INTEREST EXPENSE, NET

Interest expense in 2010 was consistent with that in 2009, as lower borrowing levels were offset by higher average borrowing rates.

INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 2010 was $9 million. Excluding charges related to valuation allowances in foreign locations of approximately $2 million, our effective tax rate would have been 12%. The difference between the effective tax rate and the statutory tax rate of 35% is primarily attributable to the level of earnings in the United States, in which there is relatively little income tax expense due to the valuation allowance against the United States deferred tax assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2008, the Company recorded a non-cash charge to establish an accounting valuation allowance against its United States deferred tax assets. The valuation allowance was recorded based on the Company’s United States losses before income taxes over 2007 and 2008, which were adversely impacted by the continuing decline in the United States housing starts. Since that time, earnings performance in our United States operations has improved. If we continue to generate earnings before income taxes in the United States, and our near-term forecasts remain favorable, it is reasonably possible that we will reverse this valuation allowance.

During the first quarter of 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) became law. Included among the major provisions of the law was the elimination of the deduction for the Medicare Part D subsidy. Due to the Company’s valuation allowance against its United States deferred tax assets, there was no impact to the Company’s financial results related to this legislation.

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

Adjusting items are shown in the table below (in millions):

	Three Months Ended March 31,
	2010	2009
Net precious metal lease expense	$-	$(1)
Charges related to cost reduction actions and related items	(13)	(30)
Acquisition integration and transaction costs	(2)	(6)
Other	1	(7)
Employee emergence equity program expense	-	(6)

Total adjusting items	$(14)	$(50)

The reconciliation from net earnings (loss) attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended March 31,
	2010	2009
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$48	$(28)
Less: Net earnings attributable to noncontrolling interests	1	-

NET EARNINGS (LOSS)	49	(28)
Equity in net earnings of affiliates	1	1

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS OF AFFILIATES	48	(29)
Income tax expense (benefit)	9	(14)

EARNINGS (LOSS) BEFORE TAXES	57	(43)
Interest expense, net	26	25

EARNINGS (LOSS) BEFORE INTEREST AND TAXES	83	(18)
Less: adjusting items from above	(14)	(50)

ADJUSTED EBIT	$97	$32

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended March 31,
	2010	2009
Net sales	$463	$345
% change from prior year	34%	-48%

EBIT	$31	$(18)
EBIT as a % of net sales	7%	-5%

Depreciation and amortization expense	$27	$31

NET SALES

Substantially all of the increase in net sales was due to higher sales volumes. Demand in our Reinforcements business continued the sequential improvement that began in the first quarter 2009. The impact of translating sales denominated in foreign currencies into United States dollars also increased net sales, accounting for approximately 10% of the increase. Partially offsetting these increases were lower selling prices in the first quarter 2010 as compared to the first quarter 2009. Selling prices in our European Reinforcements business trended downward through the first nine months of 2009, but began to show some recovery in the fourth quarter 2009. While selling prices across most of our markets rose in the first quarter 2010, they were generally still below those seen in the first quarter 2009.

EBIT

Substantially all of the improvement in EBIT was due to higher sales volumes, including the impact of improved utilization of our production capacity. During the quarter, we brought back capacity so that production levels were in line with our sales volumes. Favorable translation rates on earnings denominated in foreign currencies also increased EBIT in 2010 as compared to 2009. In addition to unfavorable mix, these improvements were partially offset by lower selling prices in the first quarter 2010 as compared to the first quarter 2009, although selling prices have continued to increase in the first quarter 2010.

OUTLOOK

The rate and extent of the market recovery remains uncertain and is expected to vary among products, end-use markets and geographic regions. However, we believe that demand in this segment will generally continue to trend upward as global industrial demand improves. We expect to increase production to meet improved market demand, which will result in higher capacity utilization during the year as compared to 2009. Additionally, this segment will continue to realize the benefits of synergies from our acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses, the various cost reduction actions we have taken and the increases we have seen in selling prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Building Materials segment and our businesses within this segment (in millions):

	Three Months Ended March 31,
	2010	2009
Net sales
Insulation	$294	$282
Roofing	530	457
Other	26	30
Eliminations	(3)	(3)

Total Building Materials	$847	$766
% change from prior year	11%	5%

EBIT
Insulation	$(35)	$(39)
Roofing	128	99
Other	(6)	(7)

Total Building Materials	$87	$53
EBIT as a % of net sales	10%	7%

Depreciation and amortization expense
Insulation	$27	$30
Roofing	10	11
Other	3	3

Total Building Materials	$40	$44

NET SALES

Net sales in our Building Materials segment were higher in the first quarter 2010 as compared to the same period in 2009. Substantially all of this increase was related to higher sales in our Roofing business.

In our Roofing business, higher sales volumes increased net sales in excess of 15% over the first quarter 2009. Management believes that the higher volumes were primarily driven by customers restocking their inventories from levels which were below normal at the end of 2009, as well as purchasing in advance of our announced price increase. Additionally, mix was favorable in the first quarter 2010 as compared to the first quarter 2009. Competitive pressures in the market resulted in selling prices that were slightly lower than those in the first quarter 2009, which partially offset the increases described above. While selling prices have been relatively stable since the fourth quarter 2008, they have fluctuated from quarter to quarter.

Our Insulation business includes a diverse portfolio with a geographic mix of United States, Canada, Asia Pacific and Latin America, a market mix of residential, commercial, industrial and other markets, and a channel mix of retail, contractor and distribution. Higher sales volumes outside of the United States accounted for the increase in net sales. Lagged United States housing starts for the first quarter 2010 were 19% lower than those for the same period in 2009 according to data reported by the United States Census Bureau. Our experience is that our residential insulation demand lags residential housing starts by approximately three months.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EBIT

EBIT for our Building Materials segment improved substantially in the current year, driven by improvements in our Roofing business.

In our Roofing business, higher sales volumes, including improved leverage of our production capacity, increased EBIT by approximately one-third over the first quarter 2009. Additionally, our Roofing business realized benefits in unit margins from improved productivity, primarily resulting from efficiency in raw materials usage and lower raw materials costs, particularly asphalt, as well as favorable mix. Partially offsetting these EBIT improvements were lower first quarter 2010 selling prices as described above.

In our Insulation business, higher sales volumes outside of the United States accounted for substantially all of the increase in EBIT.

OUTLOOK

We expect that continued weakness in the United States housing industry will depress new residential construction-related demand through the remainder of the year. The timing and pace of recovery of the United States housing market remains uncertain.

In our Roofing business, we expect that margin improvements seen in 2008 and 2009 will continue to drive profitability. Uncertainties that may impact our Roofing gross margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

In our Insulation business, we believe the geographic, product, and channel mix of our portfolio may continue to moderate the impact of continued demand-driven weakness associated with new construction for the remainder of 2010. Should the recovery of new construction be sooner and faster than anticipated, we are prepared to respond to increased demand by bringing additional production capacity back on-line. Conversely, we are prepared to take actions to reduce our production if further weakening occurs.

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended March 31,
	2010	2009
Net precious metal lease expense	$-	$(1)
Charges related to cost reduction actions and related items	(13)	(30)
Acquisition integration and transaction costs	(2)	(6)
Other	1	(7)
Employee emergence equity program expense	-	(6)
General corporate expense	(21)	(3)

EBIT	$(35)	$(53)

Depreciation and amortization	$13	$9

EBIT

Charges related to cost reduction actions were lower in 2010 than 2009. The 2010 charges were related to actions we took to balance our global Composites capacity. The 2009 charges were related to actions we took across the company to curtail production and reduce operating costs. We incurred $6 million of expense related to our employee emergence equity program in 2009. The plan was fully amortized by the end of 2009, so no related expense was recorded in 2010. The

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

mark-to-market expense related to an energy supply derivative contract was $1 million in 2010 and $6 million in 2009, and is included in other in the table above. General corporate expense was higher in 2010, primarily as a result of higher performance-based compensation expense and losses related to our hedging activities. The expense related to a portion of our long-term incentive plan compensation is dependent upon our stock price, which was significantly lower during the first quarter 2009 than the first quarter 2010.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

Since 2008, worldwide capital and credit markets have seen unprecedented volatility. While market conditions have materially improved, we are still closely monitoring the potential impact on our liquidity. To date, these market conditions have not had any material adverse impact on our liquidity. The Company has no significant debt maturities coming due until the fourth quarter 2011 when the senior revolving credit facility and the senior term loan facility mature. As of March 31, 2010, we had $948 million available on our senior revolving credit facility (no borrowings and $52 million letters of credit outstanding).

We are also closely monitoring the potential impact of changes in the operating conditions of our customers on our operating results. To date, changes in the operating conditions of our customers have not had a material adverse impact on our operating results; however, it is possible that we could experience material losses in the future if current economic conditions continue or worsen.

Notwithstanding the above, we expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our senior revolving credit facility, will provide ample liquidity to allow our company to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations and reducing outstanding amounts under the senior term loan facility. On an ongoing basis, we will evaluate and consider repurchasing shares of our common stock as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

The credit agreement applicable to our senior revolving credit facility and our senior term loan facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that are usual and customary for a senior unsecured credit agreement. We were well within compliance with these covenants as of March 31, 2010. At March 31, 2010, we had $2.2 billion of short- and long-term debt and cash-on-hand of $463 million.

As of March 31, 2010, we had a credit rating of BBB- with a stable outlook from Standard & Poor’s Ratings Services, a rating of Ba1 with a stable outlook from Moody’s Investors Service and a rating of BBB- with a stable outlook from Fitch Ratings.

Cash flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended March 31,
	2010	2009
Cash balance	$463	$90
Cash provided by (used for) operating activities	$(27)	$(288)
Cash provided by (used for) investing activities	$(58)	$(37)
Cash provided by (used for) financing activities	$(14)	$181
Unused committed credit lines	$948	$428

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating activities: Cash flow used for operations was $261 million less in the first quarter 2010 than in the first quarter 2009, primarily as a result of improvements in working capital in 2010. Our working capital typically increases in the first quarter due to seasonality in our Building Materials segment. This increase was more pronounced in 2009 due to significant decreases in accounts payable caused by lower production activity in our Composites segment and our Insulation business. In addition, the earnings performance in 2010 as compared to 2009 of our Roofing business and our Composites segment contributed to the improvement in cash flow from operations.

Investing activities: The increase in cash flow used for investing activities in the first quarter 2010 is the result of greater additions to plant and equipment. In 2009, we reduced our capital expenditures as part of our cost reduction actions and focus on cash.

Financing activities: In 2009, we borrowed $196 million against our senior revolving credit facility to fund working capital requirements, while in 2010 we had no borrowings against our senior revolving credit facility.

2010 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures, excluding purchases of precious metals, in 2010 are expected to be greater than those in 2009, but less than depreciation and amortization expense. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of March 31, 2010 our federal tax net operating losses remaining were $2.5 billion. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

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

In addition to the United States net operating losses described above, we have net operating losses in various foreign jurisdictions, which totaled $444 million as of December 31, 2009. Our ability to utilize these net operating losses may be limited as a result of certain events, such as insufficient future taxable income prior to expiration of the net operating losses. Should we determine that it is likely that our recorded net operating loss benefits are not realizable, we would be required to reduce the net operating loss tax benefits reflected on our Consolidated Financial Statements to the net realizable amount by establishing an accounting valuation allowance and recording a corresponding charge to current earnings. To date, we have recorded valuation allowances against certain of these deferred tax assets.

Pension contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $8 million and $12 million to the plans during the three months ended March 31, 2010 and 2009, respectively. The Company expects to contribute $38 million in cash to its pension plans during 2010. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the

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

Derivatives

To mitigate some of the near-term volatility in our earnings and cash flows, we use financial and derivative instruments to hedge certain exposures, principally currency- and energy-related. Our current hedging practice is to hedge a variable percentage of certain energy and energy-related exposures. Our policy is to hedge up to 75% of our total forecasted natural gas exposures for the next two months, up to 50% for the following four months, and lesser amounts for the remaining periods. We currently have hedged a portion of our exposures for the next 22 months. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures, and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures.

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

Contractual obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. During the three months ended March 31, 2010, there were no material changes to such contractual obligations outside the ordinary course of our business.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. In the three months ended March 31, 2010, our RIR improved approximately 20% over our full year performance throughout 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued authoritative guidance amending the timing, and considerations, of analyses performed to determine if the Company’s variable interests give it a controlling financial interest in a variable interest entity, as well as requires additional disclosures. The guidance is effective as of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period and thereafter. The adoption of this authoritative guidance had no impact on the Consolidated Financial Statements or disclosures.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At March 31, 2010, we had environmental remediation liabilities as a PRP at 18 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2010, our reserve for such liabilities was $10 million.

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

Please refer to the Company’s 2009 annual report on Form 10-K for the Company’s quantitative and qualitative disclosures about market risk.

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

On September 1, 2006, various members of the Investment Review Committee of the Company’s predecessor company (“the Predecessor”) were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor the Predecessor is named in the lawsuit but such individuals would have a contingent indemnification claim against the Predecessor. The suit, brought by former employees of the Predecessor, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in a Predecessor company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the defendants’ Motion for Summary Judgment. On April 15, 2008, the defendants filed a Motion for Reconsideration. On December 24, 2008, the court granted the defendants’ Motion for Reconsideration and dismissed the action. On January 9, 2009, the plaintiffs filed a Motion to Amend Judgment. On February 6, 2009, the defendants filed an Opposition to Plaintiff’s Motion to Amend Opinion and Order of Judgment. On June 3, 2009, the plaintiffs filed a Notice of Appeal in the United States Court of Appeals for the Sixth Circuit. Oral argument was held on March 10, 2010.

Certain of the defendants in the lawsuit described above are officers or directors of the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2010	-		$-	-	1,885,626
February 1-28, 2010	77,656		23.91	-	1,885,626
March 1-31, 2009	2,759		24.30	-	1,885,626

Total	80,415	*	$23.92	-

*	The Company retained 80,415 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report under this Item.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	April 28, 2010	By:	/s/ Duncan J. Palmer
Duncan J. Palmer
Senior Vice President and Chief Financial Officer
(as duly authorized officer)

Date:	April 28, 2010	By:	/s/ Mark W. Mayer
Mark W. Mayer
Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.1	Subsidiaries of Owens Corning (filed herewith).