Form 10-Q
period 2010-06-30
Owens Corning
filed 2010-08-04
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes ☑            No ☐

As of July 15, 2010, 128,316,448 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

(i)

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NET SALES	$1,378	$1,219	$2,643	$2,293
COST OF SALES	1,094	969	2,123	1,885

Gross margin	284	250	520	408
OPERATING EXPENSES
Marketing and administrative expenses	138	128	262	252
Science and technology expenses	18	15	36	30
Charges related to cost reduction actions	3	8	9	30
Employee emergence equity program expense	-	6	-	12
Other expenses, net	-	5	5	14

Total operating expenses	159	162	312	338

EARNINGS BEFORE INTEREST AND TAXES	125	88	208	70
Interest expense, net	31	26	57	51

EARNINGS BEFORE TAXES	94	62	151	19
Less: Income tax expense (benefit)	(844)	29	(835)	15
Equity in net earnings of affiliates	1	-	2	1

NET EARNINGS	939	33	988	5
Less: Net earnings attributable to noncontrolling interests	2	-	3	-

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$937	$33	$985	$5

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$7.39	$0.27	$7.77	$0.04
Diluted	$7.33	$0.26	$7.72	$0.04

WEIGHTED-AVERAGE COMMON SHARES
Basic	126.8	124.5	126.7	124.4
Diluted	127.9	126.1	127.6	125.9

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	June 30, 2010	Dec. 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$30	$564
Receivables, less allowances of $20 at June 30, 2010 and $23 at Dec. 31, 2009	740	552
Inventories	623	615
Other current assets	175	123

Total current assets	1,568	1,854
Property, plant and equipment, net	2,711	2,806
Goodwill	1,123	1,124
Intangible assets	1,159	1,169
Deferred income taxes	499	31
Other non-current assets	222	183

TOTAL ASSETS	$7,282	$7,167

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$943	$923
Short-term debt	4	11
Long-term debt – current portion	6	9

Total current liabilities	953	943
Long-term debt, net of current portion	1,667	2,177
Pension plan liability	330	340
Other employee benefits liability	293	295
Deferred income taxes	73	386
Other liabilities	136	143
Commitments and contingencies
Mandatorily redeemable noncontrolling interest	30	30
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,861	3,847
Accumulated earnings (deficit)	246	(739)
Accumulated other comprehensive deficit	(237)	(185)
Cost of common stock in treasury (c)	(106)	(104)

Total Owens Corning stockholders’ equity	3,765	2,820
Noncontrolling interests	35	33

Total equity	3,800	2,853

TOTAL LIABILITIES AND EQUITY	$7,282	$7,167

(a)	10 shares authorized; none issued or outstanding at June 30, 2010 and Dec. 31, 2009
(b)	400 shares authorized; 133.2 issued and 128.3 outstanding at June 30, 2010; 132.6 issued and 127.8 outstanding at Dec. 31, 2009
(c)	4.9 shares at June 30, 2010 and 4.8 shares at Dec. 31, 2009

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2010	2009
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net earnings	$988	$5
Adjustments to reconcile net earnings to cash provided by (used for) operating activities:
Depreciation and amortization	159	158
Gain on sale of businesses and fixed assets	(3)	(5)
Impairment of long-lived assets	-	2
Deferred income taxes	(854)	13
Provision for pension and other employee benefits liabilities	14	22
Stock-based compensation expense	11	21
Other non-cash	(2)	(12)
Restricted cash	-	1
Change in working capital	(172)	(269)
Pension fund contribution	(12)	(23)
Payments for other employee benefits liabilities	(13)	(14)
Other	18	3

Net cash flow provided by (used for) operating activities	134	(98)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(121)	(95)
Proceeds from the sale of assets or affiliates	14	20

Net cash flow used for investing activities	(107)	(75)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	250	259
Payments on senior revolving credit facility	(193)	(527)
Proceeds from long-term debt	1	345
Payments on long-term debt	(604)	(11)
Net decrease in short-term debt	(6)	(21)
Purchases of treasury stock	(2)	-

Net cash flow provided by (used for) financing activities	(554)	45

Effect of exchange rate changes on cash	(7)	2

Net decrease in cash and cash equivalents	(534)	(126)
Cash and cash equivalents at beginning of period	564	236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30	$110

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	GENERAL

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.

The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s 2009 annual report on Form 10-K. During the three and six months ended June 30, 2010, the Company recorded additional net pre-tax expense of $4 million ($5 million after tax expense) and net pre-tax income of $2 million ($3 million after tax expense), respectively, related to prior periods. During the three and six months ended June 30, 2009, the Company recorded additional pre-tax expense of $4 million ($5 million after tax expense) and $5 million ($1 million after tax income), respectively, related to prior periods. The effect was not material to the previously issued financial statements. Certain reclassifications have been made to the periods presented for 2009 to conform to the classifications used in the periods presented for 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reportable Segments
Composites	$491	$391	$954	$736
Building Materials	937	865	1,784	1,631

Total reportable segments	1,428	1,256	2,738	2,367
Corporate eliminations	(50)	(37)	(95)	(74)

NET SALES	$1,378	$1,219	$2,643	$2,293

External Customer Sales by Geographic Region
United States	$940	$855	$1,781	$1,625
Europe	145	130	288	248
Asia Pacific	172	145	331	248
Other	121	89	243	172

NET SALES	$1,378	$1,219	$2,643	$2,293

EARNINGS BEFORE INTEREST AND TAXES

Earnings before interest and taxes (“EBIT”) by segment consists of net sales less related costs and expenses and are presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in EBIT for our reportable segments and are included in the Corporate, Other and Eliminations category.

The following table summarizes EBIT by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reportable Segments
Composites	$42	$(19)	$73	$(37)
Building Materials	118	143	205	196

Total reportable segments	$160	$124	$278	$159

Corporate, Other and Eliminations
Charges related to cost reduction actions and related items	$(4)	$(11)	$(17)	$(41)
Acquisition integration and transaction costs	(3)	(8)	(5)	(14)
Employee emergence equity program expense	-	(6)	-	(12)
Net precious metal lease expense	-	-	-	(1)
Other	2	5	3	(2)
General corporate expense	(30)	(16)	(51)	(19)

EBIT	$125	$88	$208	$70

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.	INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2010	Dec. 31, 2009
Finished goods	$403	$433
Materials and supplies	220	182

Total inventories	$623	$615

4.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of setoff provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2010 and December 31, 2009 the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

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

The following table presents the fair value of derivatives designated as hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	June 30, 2010	Dec. 31, 2009
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas	Other current assets	$1	$2
Amount of gain recognized in OCI (effective portion)	OCI	$(1)	$(2)

Fair value hedges:
Interest rate swaps	Other non-current assets	$15	$-

Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas	Accounts payable and accrued liabilities	$(4)	$(5)
Amount of loss recognized in OCI (effective portion)	OCI	$4	$5

Fair value hedges:
Interest rate swaps	Other liabilities	$-	$(16)

Derivative liabilities not designated as hedging instruments:
Cash flow hedges:
Natural gas	Accounts payable and accrued liabilities	$(3)	$(1)

Other derivatives:
Energy supply contract	Accounts payable and accrued liabilities	$(1)	$(1)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2010	2009	2010	2009
Derivative activity designated as hedging instruments:
Natural gas:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$3	$11	$4	$21

Interest rate swap:
Amount of loss recognized in earnings (ineffective portion)	Interest expense, net	$3	$-	$3	$-

Derivative activity not designated as hedging instruments:
Natural gas:
Amount of loss recognized in earnings	Other expenses	$-	$-	$2	$1

Energy supply contract:
Amount of (gain) loss recognized in earnings	Other expenses	$-	$(3)	$1	$3

Foreign currency exchange contract:
Amount of loss recognized in earnings	Other expenses	$-	$-	$4	$-

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to natural gas price and foreign exchange risk. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in other expenses on the Consolidated Statements of Earnings for foreign exchange hedges, and in cost of sales on the Consolidated Statements of Earnings for commodity hedges, when the hedged item impacts earnings. Cash flow hedges related to foreign exchange risk were immaterial for all periods presented. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in other on the Consolidated Statement of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in other expenses on the Consolidated Statements of Earnings.

The Company currently has natural gas derivatives designated as hedging instruments that mature within 19 months. The Company’s policy is to hedge up to 75% of its total forecasted natural gas exposures for the next two months, up to 50% of its total forecasted natural gas exposures for the following four months, and lesser amounts for the remaining periods. The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged.

As of June 30, 2010, $3 million of losses included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred losses include the recognition of the hedged item through earnings.

Fair Value Hedges

The Company uses forward currency exchange contracts, which qualify as fair value hedges, to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in other expenses on the Consolidated Statements of Earnings, the effect of which was not material in any period presented. The fair value of these instruments, which are recorded in other current assets on the Consolidated Balance Sheets, was not material for any dates presented.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The Company manages its interest rate exposure by balancing the mixture of its fixed and variable rate instruments. In the fourth quarter of 2009, the Company entered into several interest rate swaps to manage its interest rate exposure by converting $500 million of fixed rate debt to variable rate debt. As such, the swaps are carried at fair value and recorded as other non-current assets or other liabilities, with the offset to long-term debt on the Consolidated Balance Sheets. Changes in the fair value of these swaps and that of the related debt are recorded in interest expense, net on the Consolidated Statements of Earnings.

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

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

June 30, 2010	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$165	$(33)	$132
Technology	20	205	(41)	164
Franchise and other agreements	15	34	(8)	26
Indefinite-lived intangible assets:
Trademarks		837	-	837

Total intangible assets		$1,241	$(82)	$1,159

Goodwill		$1,123

Dec. 31, 2009	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$168	$(28)	$140
Technology	20	201	(36)	165
Franchise and other agreements	15	33	(7)	26
Indefinite-lived intangible assets:
Trademarks		838	-	838

Total intangible assets		$1,240	$(71)	$1,169

Goodwill		$1,124

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $21 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the second quarter of 2010. The decrease in goodwill during the six months ended June 30, 2010 was the result of currency translation adjustments.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	June 30, 2010	Dec. 31, 2009
Land	$219	$227
Buildings and leasehold improvements	642	643
Machinery and equipment	2,586	2,546
Construction in progress	172	189

	3,619	3,605
Accumulated depreciation	(908)	(799)

Property, plant and equipment, net	$2,711	$2,806

7.	CHANGES IN NONCONTROLLING INTERESTS

In the second quarter of 2009, the Company executed an amended shareholder agreement with the noncontrolling interest of Owens Corning India Limited (“OCIL”), one of the Company’s consolidated subsidiaries. This agreement provides for a put/call provision that became redeemable/exercisable beginning May 31, 2010. The minority shareholder may put their interest in OCIL to the Company at the greater of $30 million or the then-determined fair market value. Alternatively, the Company may call the noncontrolling interest at a 10 percent premium on the greater of $30 million or the then-determined fair market value. Since the exercise of the put option is outside the control of the Company, the carrying value of the noncontrolling interest is recorded in temporary equity as a mandatorily redeemable noncontrolling interest.

8.	DIVESTITURES

In May 2009, the Company completed the sale of the assets and liabilities at certain European distribution centers within the Composites segment for cash proceeds of $9 million. These facilities were sold as a result of the integration of the 2007 acquisition of Saint-Gobain’s reinforcements and composite fabrics businesses (the “2007 Acquisition”). In the second quarter of 2009, the Company recorded a gain of $1 million on the sale of these facilities which is included in other expenses on the Consolidated Statements of Earnings.

9.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Six Months Ended June 30, 2010
Beginning balance	$39
Amounts accrued for current year	10
Settlements of warranty claims	(9)
Fresh-start present value adjustment	1

Ending balance	$41

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	COST REDUCTION ACTIONS

2010 Cost Reduction Actions

As part of the Company’s continuing review of its Composites manufacturing network, actions were taken in the first quarter to further balance global capacity. The Company put plans in place to downsize certain underutilized manufacturing facilities in Europe to improve profitability in that region. In conjunction with these actions, the Company recorded $4 million and $17 million in charges for the three and six months ended June 30, 2010 respectively; of which, $3 million and $9 million is related to severance and is included in charges related to cost reduction actions on the Consolidated Statements of Earnings and $1 and $8 million is related to accelerated depreciation expense and is included in cost of sales on the Consolidated Statements of Earnings for the three and six months ended June 30, 2010 respectively. The Company anticipates incurring approximately $15 million in additional charges throughout 2010 and into 2011 related to these actions, of which $10 million will be presented as charges related to cost reduction actions on the Consolidated Statements of Earnings. Cash payments related to these activities will continue into 2011. The Company will continue to evaluate its global network to ensure it has the appropriate capacity to respond to future anticipated demand around the world.

The following table summarizes the status of the unpaid liabilities from the Company’s 2010 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2009	Costs Incurred	Payments	Ending Balance June 30, 2010	Cumulative Charges Incurred
Severance	$-	$9	$3	$6	$9

Total	$-	$9	$3	$6	$9

2009 Cost Reduction Actions

As a result of evaluating market conditions, the Company took actions in 2009 to curtail production and reduce operating costs. During the three and six months ended June 30, 2009, the Company recorded $11 million and $41 million, respectively, in charges related to these cost reduction actions and related items. No charges related to these actions were incurred in 2010. Payments related to these activities will continue into 2011.

The following table summarizes the status of the unpaid liabilities from the Company’s 2009 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2009	Costs Incurred	Payments	Ending Balance June 30, 2010	Cumulative Charges Incurred
Severance	$7	$-	$6	$1	$34

Total	$7	$-	$6	$1	$34

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	June 30, 2010	Dec. 31, 2009
6.50% senior notes, net of discount, due 2016	$649	$649
7.00% senior notes, net of discount, due 2036	540	539
9.00% senior notes, net of discount, due 2019	345	345
Senior term loan facility at a rate of 1.1% on Dec. 31, 2009	-	600
Senior revolving credit facility, maturing in 2014	57	-
Various capital leases, due through and beyond 2050	45	47
Various floating rate debt, maturing through 2027	14	18
Other fixed rate debt, with maturities up to 2022, at rates up to 11.0%	5	5
Effects of interest rate swap on 6.50% senior notes, due 2016	18	(17)

Total long-term debt	1,673	2,186
Less – current portion	6	9

Long-term debt, net of current portion	$1,667	$2,177

Senior Notes

The Company issued $350 million of senior notes on June 3, 2009 and $1.2 billion of senior notes on October 31, 2006, which are collectively referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company.

The Senior Notes are fully and unconditionally guaranteed by each of the Company’s current and future domestic subsidiaries that are a borrower or guarantor under the Company’s Credit Agreement (as defined below). The guarantees are unsecured and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the guarantors. The guarantees are effectively subordinated to existing and future secured debt of the guarantors to the extent of the assets securing that indebtedness.

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2010.

In the fourth quarter of 2009, the Company entered into several interest rate swaps to manage its interest rate exposure by swapping $500 million of fixed rate to variable rate exposure designated against its 6.50% senior notes. The swaps are carried at fair value and recorded as other liabilities, with the offset to long-term debt on the Consolidated Balance Sheets. See Note 4 for further information.

Senior Credit Facilities

On May 26, 2010, the Company entered into a credit agreement (the “Credit Agreement”) that established a new $800 million multi-currency senior revolving credit facility (the “Senior Revolving Credit Facility”). Also on May 26, 2010, the Company terminated the credit agreement dated as of October 31, 2006, which contained a $1.0 billion multi-currency senior revolving credit facility (the “Prior Revolving Credit Facility”) and a $600 million senior term loan facility.

The available principal amount of $800 million on the Senior Revolving Credit Facility includes both borrowings and letters of credit. The Senior Revolving Credit Facility has a four-year maturity, and borrowings may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate or LIBOR plus a spread.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.	DEBT (continued)

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was well within compliance with these covenants as of June 30, 2010.

At June 30, 2010, the Company had $52 million of letters of credit outstanding under the Senior Revolving Credit Facility. At December 31, 2009, the Company had $54 million of letters of credit outstanding under the Prior Revolving Credit Facility.

Short-Term Debt

At June 30, 2010 and December 31, 2009, short-term borrowings were $4 million and $11 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 2.9% for June 30, 2010 and 5.1% for December 31, 2009.

12.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Company sponsors defined benefit pension plans covering most employees. Under the plans, pension benefits are based on an employee’s years of service and, for certain categories of employees, qualifying compensation. Company contributions to these pension plans are determined by an independent actuary to meet or exceed minimum funding requirements. The unrecognized cost of any retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits.

The Company is committed to providing a competitive benefit package to employees. On August 31, 2009 the Company elected to reorganize its postemployment benefit package, by which the Company has enhanced its 401(k) Plan and elected to freeze a portion of the United States Pension Plan for all salaried employees and a significant portion of hourly employees, effective January 1, 2010.

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$2	$4	$5	$1	$6
Interest cost	14	6	20	15	7	22
Expected return on plan assets	(16)	(6)	(22)	(18)	(6)	(24)

Net periodic pension cost	$-	$2	$2	$2	$2	$4

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$4	$3	$7	$9	$2	$11
Interest cost	28	12	40	30	12	42
Expected return on plan assets	(32)	(12)	(44)	(35)	(10)	(45)
Amortization of actuarial loss	-	1	1	-	-	-

Net periodic pension cost	$-	$4	$4	$4	$4	$8

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The Company expects to contribute approximately $18 million in cash to the United States pension plans and approximately $20 million to non-United States plans during 2010. The Company made cash contributions of approximately $12 million to the plans during the six months ended June 30, 2010.

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

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$2	$2
Interest cost	4	4	8	9
Amortization of actuarial gain	(1)	-	(1)	(1)

Net periodic benefit cost	$4	$5	$9	$10

13.	CONTINGENT LIABILITIES AND OTHER MATTERS

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

Environmental Matters

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At June 30, 2010, we had environmental remediation liabilities as a PRP at 18 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2010, our reserve for such liabilities was $10 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION

2010 Stock Plan

On April 22, 2010, the Company’s stockholders approved the Owens Corning 2010 Stock Plan (the “2010 Stock Plan”) which replaced the Owens Corning 2006 Stock Plan (the “2006 Stock Plan”), as amended and restated. The 2010 Stock Plan authorizes grants of stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2010 Stock Plan, 2.0 million shares of Company common stock may be granted in addition to the shares of common stock that rolled over from the 2006 Stock Plan. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. At June 30, 2010, the number of shares remaining available under the 2010 Stock Plan for all stock awards was 4.6 million.

Stock Options

The Company has granted stock options under its employee emergence equity program, its officer appointment program and its long-term incentive plans (“LTIP”). The Company calculated a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over the vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years. The volatility assumption was based on a benchmark study of our peers.

During the six months ended June 30, 2010, 506,600 stock options were granted with a weighted-average grant date fair value of $13.71. Assumptions used in the Company’s Black Scholes valuation model to estimate the grant date fair value were expected volatility of 52.3%, expected dividends of 0%, expected term of 6.25 years and a risk-free interest rate of 2.8%.

During the three and six months ended June 30, 2010, the Company recognized expense of $1 million and $2 million respectively, related to the Company’s stock options. During the three and six months ended June 30, 2009, the Company recognized expense of $2 million and $3 million respectively, related to the Company’s stock options, which was recorded under the caption employee emergence equity program expense on the Consolidated Statements of Earnings. As of June 30, 2010 there was $9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 3.18 years. The total aggregate intrinsic value of options outstanding as of June 30, 2010 and 2009 was $17 million and less than $1 million.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2010:

	Six Months Ended June 30, 2010
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	3,002,470	$25.02
Granted	506,600	25.45
Exercised	(80,050)	28.62
Forfeited	(18,337)	18.11

Ending Balance	3,410,683	$25.04

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION (continued)

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
		Weighted-Average		Number Exercisable at June 30, 2010	Weighted-Average
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price

$7.57 – $34.31	3,410,683	7.68	$25.04	2,151,100	6.54	$28.36

Restricted Stock Awards and Restricted Stock Units

The Company has granted restricted stock awards and restricted stock units (collectively referred to as “restricted stock”) under its employee emergence equity program, non-employee director programs, LTIP and officer appointment program. Compensation expense for restricted stock is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2013.

During the three and six months ended June 30, 2010, the Company recognized expense of $3 million and $6 million respectively, related to the Company’s restricted stock. During the three and six months ended June 30, 2009, the Company recognized expense of $7 million and $15 million respectively, related to the Company’s restricted stock, of which $4 million and $9 million was recorded as employee emergence equity program expense on the Consolidated Statements of Earnings. As of June 30, 2010 there was $24 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.86 years. The total fair value of shares vested during the six months ended June 30, 2010 and 2009 was $4 million and less than $1 million, respectively.

A summary of the status of the Company’s plans that had restricted stock issued as of June 30, 2010 and changes during the six months ended June 30, 2010 are presented below. The weighted-average grant-date fair value of the restricted stock granted during the six months ended June 30, 2009 was $13.34.

	Six Months Ended June 30, 2010
	Number of Shares	Weighted- Average Grant- Date Fair Value
Beginning Balance	2,117,953	$17.35
Granted	670,737	25.85
Vested	(276,656)	16.01
Forfeited	(28,361)	18.22

Ending Balance	2,483,673	$19.78

Performance Stock Awards and Performance Stock Units

The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its LTIP, of which 50 percent will be settled in stock and 50 percent will be settled in cash. The amount of the PSUs ultimately distributed is contingent on meeting various company or shareholder return goals.

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

In the first six months of 2010, the Company granted PSUs. Similar to the 2009 grant, the 2010 grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the respective three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For all PSUs during the three and six months ended June 30, 2010, the Company recognized expense of $5 million and $8 million. During the three and six months ended June 30, 2009, the Company recognized expense of $4 million and income of less than $1 million, respectively. As of June 30, 2010, there was $18 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.87 years.

2010 Grant

For the 2010 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the six month period ended June 30, 2010, the Company estimated the fair value of the PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 62.8%, a risk free rate of 0.8% and an expected term of 2.51 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning June 30, 2010 to the end of the three-year performance period.

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

2009 Grant

For the 2009 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended June 30, 2010, the Company estimated the fair value of the PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 57%, a risk free rate of 0.5% and an expected term of 1.50 years. Expected volatility was based on a benchmark study of our peers. The risk-free rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning June 30, 2010 to the end of the three-year performance period.

A summary of the status of the Company’s plans that had issued PSUs as of June 30, 2010, and changes during the six months ended June 30, 2010 are presented below:

	Six Months Ended June 30, 2010
	Number of PSUs	Weighted- Average Grant- Date Fair Value
Beginning Balance	1,064,293	$24.93
Granted	145,050	36.18
Vested	(116,261)	34.06
Forfeited	(9,528)	20.91

Ending Balance	1,083,554	$25.49

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION (continued)

Stock Appreciation Rights (“SARs”)

SARs represent the opportunity to receive stock or cash or a combination thereof granted by the Committee. The SAR can be issued in tandem with incentive stock options or free-standing. If the SAR is issued in tandem, then the base price shall be the purchase price per share of common stock of the related option. If the SAR is issued free-standing, then the base price shall be determined by the Committee. As of June 30, 2010 no SARs have been granted.

Bonus Stock Awards

Bonus stock is a reward granted by the Committee that is not subject to performance measures or restriction periods. The stock is issued at the fair value of the Company’s common stock on the grant date. No bonus stock awards were granted during the six month period ended June 30, 2010.

15.	EARNINGS PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings attributable to Owens Corning	$937	$33	$985	$5

Weighted-average number of shares outstanding used for basic earnings per share	126.8	124.5	126.7	124.4
Non-vested restricted shares	0.7	1.6	0.7	1.5
Options to purchase common stock	0.4	-	0.2	-

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	127.9	126.1	127.6	125.9

Earnings per common share attributable to Owens Corning common stockholders:

Basic	$7.39	$0.27	$7.77	$0.04
Diluted	$7.33	$0.26	$7.72	$0.04

Basic earnings per share is calculated by dividing earnings attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

On August 1, 2010, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2010 Repurchase Program”). The 2010 Repurchase Program is in addition to the share buy-back program announced February 21, 2007, under which approximately 1.9 million shares remain available for repurchase (the “2007 Repurchase Program” and collectively with the 2010 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at the Company’s discretion. During the six months ended June 30, 2010, no repurchases were made under the 2007 Repurchase Program.

For the three and six months ended June 30, 2010, the number of shares used in the calculation of diluted earnings per share did not include 0.5 and 2.4 million options to purchase common stock, respectively; 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	EARNINGS PER SHARE (continued)

For the three and six months ended June 30, 2009, the number of shares used in the calculation of diluted earnings per share did not include 3.0 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants and 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

16.	COMPREHENSIVE EARNINGS

The following table presents the comprehensive earnings attributable to Owens Corning (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings	$939	$33	$988	$5
Currency translation adjustment	(48)	58	(53)	3
Pension and other postretirement adjustment	1	1	-	1
Deferred loss on hedging	3	8	-	7

Comprehensive earnings	895	100	935	16
Less: Comprehensive earnings attributable to noncontrolling interests	1	1	2	-

Comprehensive earnings attributable to Owens Corning	$894	$99	$933	$16

17.	FAIR VALUE MEASUREMENT

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of June 30, 2010 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$1	$-	$-
Derivative assets	16	-	16	-

Total assets	$17	$1	$16	$-

Liabilities:
Derivative liabilities	$(8)	$-	$(7)	$(1)

Total liabilities	$(8)	$-	$(7)	$(1)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	FAIR VALUE MEASUREMENT (continued)

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

The following table provides a rollforward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
December 31, 2009	$(1)
Total losses included in net earnings attributable to Owens Corning	-

June 30, 2010	$(1)

Changes in the fair value of this energy supply derivative contract are included in other expenses on the Consolidated Statements of Earnings.

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $6 million as of June 30, 2010.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of June 30, 2010, the Company’s 6.50% senior notes due 2016 were trading at approximately 104% of par value, the 7.00% senior notes due 2036 were trading at approximately 100% of par value and the 9.00% senior notes due 2019 were trading at approximately 116% of par value.

At June 30, 2010, the Company used a market participant approach to value the remaining long-term debt instruments. This approach, which utilized indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $121 million.

18.	INCOME TAXES

The income tax benefit of $844 million and $835 million for the three and six months ended June 30, 2010, respectively, was a result of the reversal of a $858 million valuation allowance against certain of the Company’s United States deferred tax assets. The valuation allowance was originally established in 2008 based on the Company’s losses before income taxes in the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	INCOME TAXES (continued)

United States during 2007 and 2008, as well as the Company’s then estimates for near-term results in the United States. Financial performance in the United States during that time period was adversely impacted by the decline in United States housing starts. Since that time, earnings performance in our United States operations has strengthened and our forecasts have improved.

Excluding the effect of the reversal of the valuation allowance, our effective tax rate would have been 15% for both the three and six months ended June 30, 2010. The difference between the effective tax rate and the statutory rate of 35% is primarily attributable to the level of earnings in the United States, which has relatively little income tax expense due to its valuation allowance position.

19.	ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued authoritative guidance amending the timing, and considerations, of analyses performed to determine if the Company’s variable interests give it a controlling financial interest in a variable interest entity, as well as requires additional disclosures. The guidance was effective as of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period and thereafter. The adoption of this authoritative guidance had no impact on the Consolidated Financial Statements or disclosures.

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

Guarantor and Nonguarantor Financial Statements

The Senior Notes and the Senior Revolving Credit Facility are guaranteed, fully, unconditionally and jointly and severally, by each of Owens Corning’s current and future 100% owned material domestic subsidiaries that is a borrower or a guarantor under Owens Corning’s Credit Agreement, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Revolving Credit Facility (collectively, the “Nonguarantor Subsidiaries”).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$979	$492	$(93)	$1,378
COST OF SALES	(4)	786	405	(93)	1,094

Gross margin	4	193	87	-	284

OPERATING EXPENSES
Marketing and administrative expenses	6	97	35	-	138
Science and technology expenses	-	15	3	-	18
Charges related to cost reduction actions	-	-	3	-	3
Other expenses, net	(15)	(2)	17	-	-

Total operating expenses	(9)	110	58	-	159

EARNINGS BEFORE INTEREST AND TAXES	13	83	29	-	125
Interest expense, net	33	(3)	1	-	31

EARNINGS BEFORE TAXES	(20)	86	28	-	94
Less: Income tax benefit	(28)	(828)	12	-	(844)
Equity in net earnings (loss) of subsidiaries	929	15	-	(944)	-
Equity in net earnings of affiliates	-	-	1	-	1

NET EARNINGS	937	929	17	(944)	939
Less: Net earnings attributable to noncontrolling interest	-	-	2	-	2

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$937	$929	$15	$(944)	$937

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$875	$397	$(53)	$1,219
COST OF SALES	(2)	680	344	(53)	969

Gross margin	2	195	53	-	250

OPERATING EXPENSES
Marketing and administrative expenses	21	72	35	-	128
Science and technology expenses	-	12	3	-	15
Charges related to cost reduction actions	-	1	7	-	8
Employee emergence equity program expense	-	4	2	-	6
Other expenses, net	(41)	18	28	-	5

Total operating expenses	(20)	107	75	-	162

EARNINGS BEFORE INTEREST AND TAXES	22	88	(22)	-	88
Interest expense, net	26	(2)	2	-	26

EARNINGS BEFORE TAXES	(4)	90	(24)	-	62
Less: Income tax expense	-	2	27	-	29
Equity in net earnings (loss) of subsidiaries	37	(51)	-	14	-
Equity in net earnings of affiliates	-	-	-	-	-

NET EARNINGS	33	37	(51)	14	33
Less: Net earnings attributable to noncontrolling interest	-	-	-	-	-

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$33	$37	$(51)	$14	$33

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,863	$953	$(173)	$2,643
COST OF SALES	(6)	1,510	792	(173)	2,123

Gross margin	6	353	161	-	520

OPERATING EXPENSES
Marketing and administrative expenses	28	168	66	-	262
Science and technology expenses	-	30	6	-	36
Charges related to cost reduction actions	-	-	9	-	9
Other expenses, net	(52)	23	34	-	5

Total operating expenses	(24)	221	115	-	312

EARNINGS BEFORE INTEREST AND TAXES	30	132	46	-	208
Interest expense, net	59	(3)	1	-	57

EARNINGS BEFORE TAXES	(29)	135	45	-	151
Less: Income tax benefit	(28)	(827)	20	-	(835)
Equity in net earnings (loss) of subsidiaries	986	23	-	(1,009)	-
Equity in net earnings of affiliates	-	1	1	-	2

NET EARNINGS	985	986	26	(1,009)	988
Less: Net earnings attributable to noncontrolling interest	-	-	3	-	3

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$985	$986	$23	$(1,009)	$985

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,654	$744	$(105)	$2,293
COST OF SALES	(4)	1,349	645	(105)	1,885

Gross margin	4	305	99	-	408

OPERATING EXPENSES
Marketing and administrative expenses	36	146	70	-	252
Science and technology expenses	-	23	7	-	30
Charges related to cost reduction actions	1	15	14	-	30
Employee emergence equity program expense	-	9	3	-	12
Other expenses, net	(59)	37	36	-	14

Total operating expenses	(22)	230	130	-	338

EARNINGS BEFORE INTEREST AND TAXES	26	75	(31)	-	70
Interest expense, net	51	(3)	3	-	51

EARNINGS BEFORE TAXES	(25)	78	(34)	-	19
Less: Income tax expense	-	(3)	18	-	15
Equity in net earnings (loss) of subsidiaries	30	(51)	-	21	-
Equity in net earnings of affiliates	-	-	1	-	1

NET EARNINGS	5	30	(51)	21	5
Less: Net earnings attributable to noncontrolling interest	-	-	-	-	-

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$5	$30	$(51)	$21	$5

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2010

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$14	$-	$16	$-	$30
Receivables, net	-	398	342	-	740
Due from affiliates	867	1,314	232	(2,413)	-
Inventories	-	401	222	-	623
Other current assets	1	92	82	-	175

Total current assets	882	2,205	894	(2,413)	1,568
Investment in subsidiaries	6,013	2,569	396	(8,978)	-
Due from affiliates	-	-	821	(821)	-
Property, plant and equipment, net	462	1,216	1,033	-	2,711
Goodwill	-	1,098	25	-	1,123
Intangible assets	-	1,046	478	(365)	1,159
Deferred income taxes	(65)	543	21	-	499
Other non-current assets	37	94	91	-	222

TOTAL ASSETS	$7,329	$8,771	$3,759	$(12,577)	$7,282

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1	$503	$439	$-	$943
Due to affiliates	1,572	415	426	(2,413)	-
Short-term debt	-	-	4	-	4
Long-term debt – current portion	-	1	5	-	6

Total current liabilities	1,573	919	874	(2,413)	953
Long-term debt, net of current portion	1,608	32	27	-	1,667
Due to affiliates	-	821	-	(821)	-
Pension plan liability	-	221	109	-	330
Other employee benefits liability	-	268	25	-	293
Deferred income taxes	-	-	73	-	73
Other liabilities	383	101	17	(365)	136
Commitments and contingencies
Mandatorily redeemable noncontrolling interest	-	-	30	-	30
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,861	5,893	2,279	(8,172)	3,861
Accumulated earnings (deficit)	246	516	290	(806)	246
Accumulated other comprehensive deficit	(237)	-	-	-	(237)
Cost of common stock in treasury	(106)	-	-	-	(106)

Total Owens Corning stockholders’ equity	3,765	6,409	2,569	(8,978)	3,765
Noncontrolling interest	-	-	35	-	35

Total equity	3,765	6,409	2,604	(8,978)	3,800

TOTAL LIABILITIES AND EQUITY	$7,329	$8,771	$3,759	$(12,577)	$7,282

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

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

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$-	$88	$46	$-	$134
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	-	(67)	(54)	-	(121)
Proceeds from the sale of assets or affiliates	-	-	14	-	14

Net cash flow used for investing activities	-	(67)	(40)	-	(107)

NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	250	-	-	-	250
Payments on senior revolving credit facility	(193)	-	-	-	(193)
Proceeds from long-term debt	-	-	1	-	1
Payments on long-term debt	(600)	-	(4)	-	(604)
Net decrease in short-term debt	-	-	(6)	-	(6)
Purchases of treasury stock	(2)	-	-	-	(2)
Parent loans and advances	21	(21)	-	-	-

Net cash flow provided used for financing activities	(524)	(21)	(9)	-	(554)

Effect of exchange rate changes on cash	-	-	(7)	-	(7)

Net decrease in cash and cash equivalents	(524)	-	(10)	-	(534)
Cash and cash equivalents at beginning of period	538	-	26	-	564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14	$-	$16	$-	$30

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$-	$(93)	$(5)	$-	$(98)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(3)	(53)	(39)	-	(95)
Proceeds from the sale of assets or affiliates	3	7	10	-	20

Net cash flow used for investing activities	-	(46)	(29)	-	(75)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	160	-	99	-	259
Payments on senior revolving credit facility	(480)	-	(47)	-	(527)
Proceeds from long-term debt	344	-	1	-	345
Payments on long-term debt	-	(1)	(10)	-	(11)
Net decrease in short-term debt	-	-	(21)	-	(21)
Parent loans and advances	(126)	126	-	-	-

Net cash flow provided by financing activities	(102)	125	22	-	45

Effect of exchange rate changes on cash	-	-	2	-	2

Net decrease in cash and cash equivalents	(102)	(14)	(10)	-	(126)
Cash and cash equivalents at beginning of period	163	14	59	-	236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61	$-	$49	$-	$110

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Owens Corning, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes thereto contained in this report. Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning.

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

EXECUTIVE OVERVIEW

We generated $208 million in EBIT and $227 million in Adjusted EBIT for the six months ended June 30, 2010 despite continued weakness in many of our end markets. The diversity of our portfolio of businesses served us well. Strong EBIT margin performance continued in our Roofing business and we realized substantial improvements in our Composites segment. Additionally, our Insulation business continued to narrow its losses. See below for further information regarding Adjusted EBIT, including a reconciliation to net earnings attributable to Owens Corning.

In our Composites segment, the positive trend in demand demonstrated during 2009 continued throughout the second quarter leading to an increase in sales of 26% over the second quarter 2009. The higher level of global demand supported increased utilization of our production capacity. This, combined with our lower cost position resulting from actions taken over the last two years, drove an improvement in EBIT over the second quarter 2009.

In our Building Materials segment, our Roofing business continued the strong margin momentum it began in 2008. Our Insulation business continued to narrow its losses as a result of improved sales volumes.

We continued our focus on generating cash and maintaining a strong balance sheet with ample liquidity. Due to the seasonality of our business, we typically have negative cash flow from operations in first half of the year. During the first half 2010, we generated $134 million in cash flow from operating activities. This significant improvement is primarily due to higher earnings in our Roofing business and Composites segment and our continued focus on working capital.

During the second quarter 2010, we refinanced our senior revolving credit facility and repaid our senior term loan facility. At the end of the second quarter 2010, we had $691 million available on our $800 million senior revolving credit facility, and cash on hand of $30 million. As a result of our refinancing, we have no significant debt maturities until 2014.

RECENT DEVELOPMENTS

On August 1, 2010, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2010 Repurchase Program”). The 2010 Repurchase Program is in addition to the share buy-back program announced February 21, 2007, under which approximately 1.9 million shares remain available for repurchase (the “2007 Repurchase Program” and collectively with the 2010 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at the Company’s discretion. During the six months ended June 30, 2010, no repurchases were made under the 2007 Repurchase Program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$1,378	$1,219	$2,643	$2,293
Gross margin	$284	$250	$520	$408
% of net sales	21%	21%	20%	18%
Charges related to cost reduction actions	$3	$8	$9	$30
Employee emergence equity program expense	$-	$6	$-	$12
Earnings before interest and taxes	$125	$88	$208	$70
Interest expense, net	$31	$26	$57	$51
Income tax expense (benefit)	$(844)	$29	$(835)	$15
Net earnings attributable to Owens Corning	$937	$33	$985	$5

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

Net sales increased for each period-over-period comparison, driven by higher sales volumes in each of our major businesses.

GROSS MARGIN

The increase in gross margin in the second quarter 2010 as compared to the second quarter 2009 was primarily the result of improvements in our Composites segment, partially offset by a decrease in margins in our Roofing business within our Building Materials segment. For the first half comparison, gross margin was higher primarily as a result of improved margins in our Composites segment.

CHARGES RELATED TO COST REDUCTION ACTIONS

The 2010 charges were related to actions we took to balance our global Composites capacity. As part of our continuing review of our Composites manufacturing network, we took actions beginning in the first quarter to further balance our global capacity. We put plans in place to downsize certain underutilized manufacturing facilities in Europe to improve our profitability in that region. In conjunction with these actions, we recorded $17 million in charges of which $9 million were recorded as charges related to cost reduction actions on the Consolidated Statement of Earnings. We anticipate incurring approximately $15 million in additional charges throughout 2010 and into 2011 related to these actions. We will continue to evaluate our global network to ensure we have the appropriate capacity to respond to future anticipated demand around the world.

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

INTEREST EXPENSE, NET

Interest expense in the first half 2010 was higher than the first half 2009 primarily as a result of interest on our 9.00% senior notes issued on June 3, 2009. Partially offsetting this increase was the impact of our interest rate swaps.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAX EXPENSE

The income tax benefit of $844 million and $835 million for the three and six months ended June 30, 2010, respectively, was a result of the reversal of a $858 million valuation allowance against certain of the Company’s United States deferred tax assets. The valuation allowance was originally established in 2008 based on the Company’s losses before income taxes in the United States during 2007 and 2008, as well as the Company’s then estimates for near-term results in the United States. Financial performance in the United States during that time period was adversely impacted by the decline in United States housing starts. Since that time, earnings performance in our United States operations has strengthened and our forecasts have improved.

Excluding the effect of the reversal of the valuation allowance, our effective tax rate would have been 15% for both the three and six months ended June 30, 2010. The difference between the effective tax rate and the statutory rate of 35% is primarily attributable to the level of earnings in the United States, which has relatively little income tax expense due to its valuation allowance position.

Consistent with accounting principles, we did not reverse a portion of the valuation allowance in the amount of deferred tax assets that will be utilized in the last half of the year. As such, our income tax expense for our United States operations is expected to be near zero for the remainder of the year.

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

Adjusting items are shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Charges related to cost reduction actions and related items	$(4)	$(11)	$(17)	$(41)
Acquisition integration and transaction costs	(3)	(8)	(5)	(14)
Employee emergence equity program expense	-	(6)	-	(12)
Net precious metal lease expense	-	-	-	(1)
Other	2	5	3	(2)

Total adjusting items	$(5)	$(20)	$(19)	$(70)

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$937	$33	$985	$5
Less: Net earnings attributable to noncontrolling interests	2	-	3	-

NET EARNINGS	939	33	988	5
Equity in net earnings of affiliates	1	-	2	1
Income tax expense (benefit)	(844)	29	(835)	15

EARNINGS BEFORE TAXES	94	62	151	19
Interest expense, net	31	26	57	51

EARNINGS BEFORE INTEREST AND TAXES	125	88	208	70
Less: adjusting items from above	(5)	(20)	(19)	(70)

ADJUSTED EBIT	$130	$108	$227	$140

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$491	$391	$954	$736
% change from prior year	26%	-41%	30%	-44%

EBIT	$42	$(19)	$73	$(37)
EBIT as a % of net sales	9%	-5%	8%	-5%

Depreciation and amortization expense	$31	$24	$58	$55

NET SALES

For both the quarter comparison and the year-to-date comparison, substantially all of the increase in net sales was due to higher sales volumes. Demand in our Reinforcements business continued the sequential improvement that began in the first quarter 2009. The upward trend in selling prices that began in the fourth quarter 2009 continued, resulting in overall higher selling prices in the second quarter 2010 versus the second quarter 2009.

EBIT

Approximately three-fourths and two-thirds of the improvement in EBIT for the three and six months ended June 30, 2009, respectively, was due to higher sales volumes, including the impact of improved utilization of our production capacity. Production levels in the second quarter continued to be in line with overall sales volumes. Improved manufacturing productivity represented approximately 15 percent of the increase in EBIT in each comparative period. EBIT was also higher in the second quarter 2010 than the second quarter 2009 as a result of higher selling prices.

OUTLOOK

We believe that demand in this segment will generally continue to trend upward as global industrial demand improves. However, the rate and extent of the market recovery remains uncertain and is expected to vary among products, end-use markets and geographic regions. As a result of the sequential improvements we have seen in demand, our capacity utilization is currently in line with levels seen in 2008. We expect to continue to maintain production levels in line with overall sales volumes. We expect construction of our reinforcements plant in China to be complete by year-end, positioning the business for improved profitability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Building Materials segment and our businesses within this segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales
Insulation	$328	$284	$622	$566
Roofing	573	542	1,103	999
Other	39	42	65	72
Eliminations	(3)	(3)	(6)	(6)

Total Building Materials	$937	$865	$1,784	$1,631
% change from prior year	8%	-9%	9%	-3%

EBIT
Insulation	$(26)	$(28)	$(61)	$(67)
Roofing	149	182	277	281
Other	(5)	(11)	(11)	(18)

Total Building Materials	$118	$143	$205	$196
EBIT as a % of net sales	13%	17%	11%	12%

Depreciation and amortization expense
Insulation	$28	$29	$55	$59
Roofing	11	11	21	22
Other	2	4	5	7

Total Building Materials	$41	$44	$81	$88

NET SALES

Net sales in our Building Materials segment were higher in both the second quarter 2010 and the first half 2010 as compared to the same periods in 2009. This increase was due to higher sales in both our Insulation and Roofing businesses.

In our Roofing business, substantially all of the increase in net sales for the quarter comparison was due to higher sales of asphalt to commercial customers. For the year-to-date comparison, higher sales of asphalt to commercial customers were partially offset by slightly lower selling prices on roofing products. While selling prices of our roofing products have been relatively stable since the fourth quarter 2008, they have fluctuated from quarter to quarter.

In our Insulation business, higher sales volumes drove the increases in net sales for both the quarter and the year-to-date comparisons. Our experience shows that our residential insulation demand lags United States residential housing starts by approximately three months. Lagged United States housing starts for the second quarter 2010 were 17% higher than those for the same period in 2009 according to data reported by the United States Census Bureau, and we have seen modest improvements in our residential insulation demand. Our Insulation business includes a diverse portfolio with a geographic mix of Untied States, Canada, Asia Pacific and Latin America, a market mix of residential, commercial industrial and other markets, and a channel mix of retail, contractor and distribution.

EBIT

EBIT for our Building Materials segment decreased by $25 million for the second quarter comparison, driven by lower EBIT in our Roofing business in 2010. For the year-to-date comparison, EBIT increased by $9 million, as reduced losses in our Insulation and Other businesses were partially offset by EBIT declines in our Roofing business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In our Roofing business, unit margins decreased in each comparative period as selling prices did not offset inflation in raw materials costs, particularly asphalt. In the second quarter, higher sales volumes, including improved utilization of our production capacity, increased EBIT by approximately 10 percent over the second quarter 2009. In the first half, higher sales volumes, including improved utilization of our production capacity, increased EBIT by approximately 15 percent. Additionally, the decreases in unit margin for each comparative period were partially offset by improved productivity, primarily resulting from efficiency in raw materials usage.

In our Insulation business, EBIT improved for each comparative period on the basis of a modest increase in North America residential sales volumes, including the impact of leverage on our production capacity. Partially offsetting this improvement was manufacturing performance in certain facilities that primarily support our commercial and industrial markets.

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

In our Insulation business, we believe the geographic, product, and channel mix of our portfolio may continue to moderate the impact of sustained demand-driven weakness associated with new construction for the remainder of 2010. Should the recovery of new construction be sooner and faster than anticipated, we are prepared to respond to increased demand by bringing additional production capacity back on-line.

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Charges related to cost reduction actions and related items	$(4)	$(11)	$(17)	$(41)
Acquisition integration and transaction costs	(3)	(8)	(5)	(14)
Employee emergence equity program expense	-	(6)	-	(12)
Net precious metal lease expense	-	-	-	(1)
Other	2	5	3	(2)
General corporate expense	(30)	(16)	(51)	(19)

EBIT	$(35)	$(36)	$(70)	$(89)

Depreciation and amortization	$7	$6	$20	$15

EBIT

Charges related to cost reduction actions were lower in 2010 than 2009. The 2010 charges were related to actions we took to balance our global Composites capacity. The 2009 charges were related to actions we took across the company to curtail production and reduce operating costs. Our employee emergence equity program was fully amortized in 2009, so no related expense was recorded in 2010. The most significant driver of the increase in general corporate expense was higher performance-based compensation expense. A portion the expense related to our long-term incentive plan compensation is dependent upon our stock price, which was significantly higher at June 30, 2010 than at June 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

Since 2008, worldwide capital and credit markets have seen unprecedented volatility. While market conditions have materially improved, we are still closely monitoring the potential impact on our liquidity. To date, these market conditions have not had any material adverse impact on our liquidity. During the second quarter 2010, we refinanced our senior revolving credit facility and repaid our senior term loan facility. We now have no significant debt maturities coming due until 2014. As of June 30, 2010, we had $691 million available on our senior revolving credit facility.

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

The credit agreement applicable to our senior revolving credit facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that are usual and customary for a senior unsecured credit agreement. We were well within compliance with these covenants as of June 30, 2010. At June 30, 2010, we had $1.7 billion of short- and long-term debt and cash-on-hand of $30 million.

Cash Flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash balance	$30	$110	$30	$110
Cash provided by (used for) operating activities	$161	$190	$134	$(98)
Cash provided by (used for) investing activities	$(49)	$(38)	$(107)	$(75)
Cash provided by (used for) financing activities	$(540)	$(136)	$(554)	$45
Unused committed credit lines	$691	$889	$691	$889

Operating activities: We generated $134 million of cash flow from operations in the first half 2010 compared to a use of cash from operations of $98 million in the first half 2009. This increase in cash flow from operations was primarily the result of increased earnings in 2010, particularly in our Composites segment, as well as improvements in working capital.

Investing activities: The increase in cash flow used for investing activities for the first half 2010 compared to the first half 2009 was the result of increased capital expenditures as well as less proceeds from sales of assets or affiliates. In 2009, we reduced our capital expenditures as part of our cost reduction actions and focus on cash generation.

Financing activities: The increase in cash used for financing activities for the first half 2010 compared to the first half 2009 was primarily due to the repayment of our $600 million senior term loan.

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

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of June 30, 2010 our federal tax net operating losses remaining were $2.4 billion. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

As discussed previously, we reversed an accounting valuation allowance of $858 million that was recorded against certain of our United States deferred tax assets. This reversal was the result of our strong earnings performance in our United States operations during 2009 and the first half of 2010, as well as favorable forecasts. The reversal of this valuation allowance has no impact on our cash flow or liquidity.

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

Pension Contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $12 million and $23 million to the plans during the six months ended June 30, 2010 and 2009, respectively. The Company expects to contribute $38 million in cash to its pension plans during 2010. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

The Company is committed to providing a competitive benefit package to employees. On August 31, 2009 the Company elected to reorganize its postemployment benefit package, by which the Company has enhanced its 401(k) Plan and elected to freeze a portion of the United States Pension Plan for all salaried employees and a significant portion of hourly employees, effective January 1, 2010.

Derivatives

To mitigate some of the near-term volatility in our earnings and cash flows, we use financial and derivative instruments to hedge certain exposures, principally currency- and energy-related. Our current hedging practice is to hedge a variable percentage of certain energy and energy-related exposures. Our policy is to hedge up to 75% of our total forecasted natural gas exposures for the next two months, up to 50% for the following four months, and lesser amounts for the remaining periods. We currently have hedged a portion of our exposures for the next 19 months. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures, and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures.

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

Contractual Obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. Other than the previously discussed issuance of the $800 million Senior Revolving Credit Facility due 2014 and the repayment of the $600 million Senior Term Loan Facility due 2011, during the six months ended June 30, 2010, there were no material changes to such contractual obligations outside the ordinary course of our business.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. In the six months ended June 30, 2010, our RIR improved approximately 13% over our full year performance throughout 2009.

ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued authoritative guidance amending the timing, and considerations, of analyses performed to determine if the Company’s variable interests give it a controlling financial interest in a variable interest entity, as well as requires additional disclosures. The guidance was effective as of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period and thereafter. The adoption of this authoritative guidance had no impact on the Consolidated Financial Statements or disclosures.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At June 30, 2010, we had environmental remediation liabilities as a PRP at 18 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2010, our reserve for such liabilities was $10 million.

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

During the quarter ended June 30, 2010, the Company implemented a new financial reporting consolidation system as part of its overall information technology strategy. The system change was not made in response to any deficiency in the Company’s internal controls. There were no other changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

Low levels of residential or commercial construction activity can have a material adverse impact our business and results of operations.

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

Worldwide economic conditions and credit tightening could have a material adverse impact the Company.

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

Uncertainty about global economic conditions may cause consumers of our products to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. This could have a material adverse impact on the demand for our products and on our financial condition and operating results. A deterioration of economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our operations, financial results and/or liquidity.

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

Adverse weather conditions and the level of severe storms could have a material adverse impact our results of operations.

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

Our debt level and degree of leverage could have important consequences, including the following:

•	they may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations could be required for the payment of principal and interest on our indebtedness and may not be available for other business purposes;

•	certain of our borrowings, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	if due to liquidity needs we must replace any borrowings upon maturity, we would be exposed to the risk that we will be unable to do so as the result of market, operational or other factors;

•	they may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

In addition, the credit agreement governing our senior credit facility and the indentures governing our senior notes contain various covenants that impose operating and financial restrictions on us and/or our subsidiaries.

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

Should the Company determine that it is likely that its recorded NOL benefits are not realizable, the Company would be required to reduce the NOL tax benefits reflected on its financial statements to the net realizable amount by establishing a valuation reserve and recording a corresponding charge to current earnings. If the Company is required to establish a valuation reserve, recording the corresponding charge to current earnings would have an adverse effect on the Company’s financial condition and results of operations in the period in which it is recorded. Conversely, if the Company is required to reverse any portion of the accounting valuation against its deferred tax assets related to its NOLs, such reversal could have a positive effect on the Company’s financial condition and results of operations in the period in which it is recorded.

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

A few financial institutions and the Asbestos Personal Injury Trust (the “Asbestos PI Trust”) own substantial amounts of our outstanding common stock. Large holders, such as these parties, may be able to affect matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, our bylaws give the Asbestos PI Trust the right to nominate two directors for as long as it holds shares representing at least 1% of our common stock.

We are a holding company with no operations of our own and depend on our subsidiaries for cash.

We are a holding company and most of our assets are held by our direct and indirect subsidiaries and we will primarily rely on dividends and other payments or distributions from our subsidiaries to meet our debt service and other obligations and to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends or other payments), agreements of those subsidiaries, agreements with any co-investors in non-wholly-owned subsidiaries, the terms of our credit facility and senior notes and the covenants of any future outstanding indebtedness we or our subsidiaries may incur.

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

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2010	1,203		$34.78	-	1,885,626
May 1-31, 2010	47		34.78	-	1,885,626
June 1-30, 2010	-		-	-	1,885,626

Total	1,250	*	$34.78	-

*	The Company retained 1,250 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On February 21, 2007, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 5% of the Company’s outstanding common stock. The share buy-back program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report under this Item.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	August 4, 2010	By:	/s/ Duncan J. Palmer
Duncan J. Palmer
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	August 4, 2010	By:	/s/ Mark W. Mayer
Mark W. Mayer
Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
4.1	Fourth Supplemental Indenture, dated as of May 26, 2010, by and among Owens Corning, certain subsidiaries, and Wells Fargo Bank, National Association, as successor Trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 28, 2010).

4.2	Second Supplemental Indenture, dated as of May 26, 2010, by and among Owens Corning, certain subsidiaries, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 28, 2010).

10.1	Credit Agreement, dated as of May 26, 2010, by and among Owens Corning, certain of its subsidiaries, the lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 28, 2010).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.1	Subsidiaries of Owens Corning (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase