Form 10-Q
period 2010-09-30
Owens Corning
filed 2010-10-27
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes ☑            No ☐

As of October 15, 2010, 124,657,116 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
NET SALES	$1,186	$1,348	$3,829	$3,641
COST OF SALES	950	1,068	3,073	2,953

Gross margin	236	280	756	688
OPERATING EXPENSES
Marketing and administrative expenses	123	135	385	387
Science and technology expenses	19	15	55	45
Charges related to cost reduction actions	15	3	24	33
Employee emergence equity program expense	-	5	-	17
Other expenses, net	10	2	15	16

Total operating expenses	167	160	479	498

EARNINGS BEFORE INTEREST AND TAXES	69	120	277	190
Interest expense, net	28	30	85	81

EARNINGS BEFORE TAXES	41	90	192	109
Less: Income tax expense (benefit)	(19)	8	(854)	23
Equity in net earnings (loss) of affiliates	1	(1)	3	-

NET EARNINGS	61	81	1,049	86
Less: Net earnings attributable to noncontrolling interests	3	1	6	1

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$58	$80	$1,043	$85

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.46	$0.64	$8.27	$0.68
Diluted	$0.46	$0.63	$8.19	$0.67

WEIGHTED-AVERAGE COMMON SHARES
Basic	125.1	124.5	126.1	124.5
Diluted	126.6	127.1	127.4	126.8

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	Sept. 30, 2010	Dec. 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$35	$564
Receivables, less allowances of $21 at Sept. 30, 2010 and $23 at Dec. 31, 2009	625	552
Inventories	687	615
Assets held for sale – current	18	-
Other current assets	172	123

Total current assets	1,537	1,854
Property, plant and equipment, net	2,751	2,806
Goodwill	1,124	1,124
Intangible assets	1,158	1,169
Deferred income taxes	514	31
Assets held for sale – non-current	26	-
Other non-current assets	255	183

TOTAL ASSETS	$7,365	$7,167

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$931	$923
Short-term debt	3	11
Long-term debt – current portion	4	9
Liabilities held for sale – current	9	-

Total current liabilities	947	943
Long-term debt, net of current portion	1,721	2,177
Pension plan liability	321	340
Other employee benefits liability	295	295
Deferred income taxes	75	386
Liabilities held for sale – non-current	1	-
Other liabilities	134	143
Commitments and contingencies
Mandatorily redeemable noncontrolling interest	30	30
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,868	3,847
Accumulated earnings (deficit)	304	(739)
Accumulated other comprehensive deficit	(163)	(185)
Cost of common stock in treasury (c)	(207)	(104)

Total Owens Corning stockholders’ equity	3,803	2,820

Noncontrolling interests	38	33

Total equity	3,841	2,853

TOTAL LIABILITIES AND EQUITY	$7,365	$7,167

(a)	10 shares authorized; none issued or outstanding at Sept. 30, 2010 and Dec. 31, 2009
(b)	400 shares authorized; 133.2 issued and 124.6 outstanding at Sept. 30, 2010; 132.6 issued and 127.8 outstanding at Dec. 31, 2009
(c)	8.6 shares at Sept. 30, 2010 and 4.8 shares at Dec. 31, 2009

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended Sept. 30,
	2010	2009
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$1,049	$86
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	242	238
Gain on sale of businesses and fixed assets	(4)	(10)
Impairment of long-lived assets	-	3
Deferred income taxes	(874)	15
Provision for pension and other employee benefits liabilities	23	26
Stock-based compensation expense	16	30
Other non-cash	(6)	(15)
Change in working capital	(132)	(51)
Pension fund contribution	(29)	(34)
Payments for other employee benefits liabilities	(19)	(19)
Other	15	-

Net cash flow provided by operating activities	281	269

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(199)	(151)
Proceeds from the sale of assets or affiliates	16	39

Net cash flow used for investing activities	(183)	(112)

NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	406	260
Payments on senior revolving credit facility	(315)	(586)
Proceeds from long-term debt	1	345
Payments on long-term debt	(606)	(13)
Net decrease in short-term debt	(8)	(18)
Purchases of treasury stock	(102)	-
Other	2	-

Net cash flow used for financing activities	(622)	(12)

Effect of exchange rate changes on cash	(5)	6

Net increase (decrease) in cash and cash equivalents	(529)	151
Cash and cash equivalents at beginning of period	564	236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35	$387

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	GENERAL

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.

The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s 2009 annual report on Form 10-K. During the nine months ended September 30, 2010, the Company recorded additional net pre-tax income of $2 million ($3 million after tax expense) related to prior periods. During the nine months ended September 30, 2009, the Company recorded additional net pre-tax expense of $5 million ($1 million after tax income) related to prior periods. The effect was not material to the previously issued financial statements. Certain reclassifications have been made to the periods presented for 2009 to conform to the classifications used in the periods presented for 2010.

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Reportable Segments
Composites	$477	$451	$1,431	$1,187
Building Materials	742	937	2,526	2,568

Total reportable segments	1,219	1,388	3,957	3,755
Corporate eliminations	(33)	(40)	(128)	(114)

NET SALES	$1,186	$1,348	$3,829	$3,641

External Customer Sales by Geographic Region
United States	$748	$925	$2,529	$2,550
Europe	135	139	423	387
Asia Pacific	173	170	504	418
Other	130	114	373	286

NET SALES	$1,186	$1,348	$3,829	$3,641

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

The following table summarizes EBIT by segment (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Reportable Segments
Composites	$43	$2	$116	$(35)
Building Materials	67	156	272	352

Total reportable segments	$110	$158	$388	$317

Corporate, Other and Eliminations
Charges related to cost reduction actions and related items	$(16)	$(4)	$(33)	$(45)
Acquisition integration and transaction costs	(2)	(7)	(7)	(21)
Employee emergence equity program expense	-	(5)	-	(17)
Net precious metal lease expense	(1)	1	(1)	-
Other	(2)	-	1	(2)
General corporate expense	(20)	(23)	(71)	(42)

EBIT	$69	$120	$277	$190

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.	INVENTORIES

Inventories consist of the following (in millions):

	Sept. 30, 2010	Dec. 31, 2009
Finished goods	$486	$433
Materials and supplies	201	182

Total inventories	$687	$615

4.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of setoff provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2010 and December 31, 2009 the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

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

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	Sept. 30, 2010	Dec. 31, 2009
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas	Other current assets	$1	$2
Amount of gain recognized in OCI (effective portion)	OCI	$(1)	$(2)

Fair value hedges:
Interest rate swaps	Other non-current assets	$32	$-
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas	Accounts payable and accrued liabilities	$(4)	$(5)
Amount of loss recognized in OCI (effective portion)	OCI	$4	$5

Fair value hedges:
Interest rate swaps	Other liabilities	$-	$(16)
Derivative assets not designated as hedging instruments:
Other derivatives:

Foreign exchange contracts	Other current assets	$1	$-
Derivative liabilities not designated as hedging instruments:
Cash flow hedges:
Natural gas	Accounts payable and accrued liabilities	$(3)	$(1)

Other derivatives:
Energy supply contract	Accounts payable and accrued liabilities	$(2)	$(1)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	Location	2010	2009	2010	2009
Derivative activity designated as hedging instruments:
Natural gas:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$2	$9	$6	$30

Interest rate swaps:
Amount of loss recognized in earnings (ineffective portion)	Interest expense, net	$2	$-	$5	$-

Derivative activity not designated as hedging instruments:

Natural gas:
Amount of loss recognized in earnings	Other expenses	$-	$-	$2	$1

Energy supply contract:
Amount of (gain) loss recognized in earnings	Other expenses	$-	$(1)	$1	$2

Foreign currency exchange contract:
Amount of (gains) loss recognized in earnings	Other expenses	$(1)	$-	$3	$-

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

The Company currently has natural gas derivatives designated as hedging instruments that mature within 16 months. The Company’s policy is to hedge up to 75% of its total forecasted natural gas exposures for the next two months, up to 50% of its total forecasted natural gas exposures for the following four months, and lesser amounts for the remaining periods. The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged.

As of September 30, 2010, $4 million of losses included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred losses include the recognition of the hedged item through earnings.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Fair Value Hedges

The Company uses forward currency exchange contracts, some of which qualify as fair value hedges, to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in other expenses on the Consolidated Statements of Earnings.

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

Other Derivatives

The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in other expenses on the Consolidated Statements of Earnings.

Separately, as a result of first quarter 2009 capacity curtailments taken at certain facilities, the normal purchase scope exception was no longer met for one of the Company’s energy supply contracts. The contract is now required to be marked to market each quarter through its termination date of January 31, 2012. Going forward, the impact of this contract could be positive, neutral or negative in any period depending on market fluctuations.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

Sept. 30, 2010	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$170	$(35)	$135
Technology	20	205	(43)	162
Franchise and other agreements	15	34	(9)	25
Indefinite-lived intangible assets:
Trademarks		836	-	836

Total intangible assets		$1,245	$(87)	$1,158

Goodwill		$1,124

Dec. 31, 2009	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$168	$(28)	$140
Technology	20	201	(36)	165
Franchise and other agreements	15	33	(7)	26
Indefinite-lived intangible assets:
Trademarks		838	-	838

Total intangible assets		$1,240	$(71)	$1,169

Goodwill		$1,124

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

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

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	Sept. 30, 2010	Dec. 31, 2009

Land	$224	$227
Buildings and leasehold improvements	661	643
Machinery and equipment	2,653	2,546
Construction in progress	196	189

	3,734	3,605
Accumulated depreciation	(983)	(799)

Property, plant and equipment, net	$2,751	$2,806

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 21% and 23% of total machinery and equipment as of September 30, 2010 and December 31, 2009, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

7.	CHANGES IN NONCONTROLLING INTERESTS

In the second quarter of 2009, the Company executed an amended shareholder agreement with the noncontrolling interest of Owens-Corning (India) Limited (“OCIL”), one of the Company’s consolidated subsidiaries. This agreement provides for a put/call provision that became redeemable/exercisable beginning May 31, 2010. Since the exercise of the put option is outside the control of the Company, the carrying value of the noncontrolling interest is recorded in temporary equity as a mandatorily redeemable noncontrolling interest.

During the third quarter of 2010, the minority shareholder put their interest in OCIL to the Company at $30 million. The transaction is anticipated to close in the fourth quarter of 2010.

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

During the third quarter of 2010, the Company decided to divest its fiberglass reinforcement’s facility in Capivari, Brazil as a part of our overall asset strategy. The sale of the facility is expected to be completed in the next twelve months.

September 30, 2010
Current assets
Receivables, less allowances	$11
Inventories	7

Total current assets	18
Property, plant and equipment, net	22
Other non-current assets	4

Total assets	$44

Current liabilities
Accounts payable and accrued liabilities	$9

Total current liabilities	9
Other non-current liabilities	1

Total liabilities	$10

10.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Nine Months Ended Sept. 30, 2010
Beginning balance	$39
Amounts accrued for current year	13
Settlements of warranty claims	(13)
Other	1

Ending balance	$40

11.	COST REDUCTION ACTIONS

2010 Cost Reduction Actions

As part of the Company’s continuing review of its Composites manufacturing network, actions were taken in the first quarter to further balance global capacity. The Company put plans in place to downsize certain underutilized manufacturing facilities in Europe to improve profitability in that region. In conjunction with these actions, the Company recorded $16 million and $33 million in charges for the three and nine months ended September 30, 2010 respectively; of which, $15 million and $24 million is related to severance and is included in charges related to cost reduction actions on the Consolidated Statements of Earnings and $1 and $9 million is related to accelerated depreciation expense and is included in cost of sales on the Consolidated Statements of Earnings for the three and nine months ended September 30, 2010 respectively. The Company anticipates incurring approximately $3 million in additional charges throughout 2010 and into 2011 related to these actions, none of which will be presented as charges related to cost reduction actions on the Consolidated Statements of Earnings. Cash payments related to these activities will continue into 2011. The Company will continue to evaluate its global network to ensure it has the appropriate capacity to respond to future anticipated demand around the world.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.	COST REDUCTION ACTIONS (continued)

The following table summarizes the status of the unpaid liabilities from the Company’s 2010 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2009	Costs Incurred	Payments	Ending Balance Sept. 30, 2010	Cumulative Charges Incurred
Severance	$-	$24	$13	$11	$24

Total	$-	$24	$13	$11	$24

2009 Cost Reduction Actions

As a result of evaluating market conditions, the Company took actions in 2009 to curtail production and reduce operating costs. During the three and nine months ended September 30, 2009, the Company recorded $4 million and $45 million, respectively, in charges related to these cost reduction actions and related items. Of the charges noted above, $3 million and $34 million, respectively, are related to severance and are presented in charges related to cost reduction actions on the Consolidated Statements of Earnings. No charges related to these actions were incurred in 2010.

The following table summarizes the status of the unpaid liabilities from the Company’s 2009 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2009	Costs Incurred	Payments	Ending Balance Sept. 30, 2010	Cumulative Charges Incurred
Severance	$7	$-	$6	$1	$34

Total	$7	$-	$6	$1	$34

12.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	Sept. 30, 2010	Dec. 31, 2009
6.50% senior notes, net of discount, due 2016	$649	$649
7.00% senior notes, net of discount, due 2036	540	539
9.00% senior notes, net of discount, due 2019	345	345
Senior term loan facility at a rate of 1.1% on Dec. 31, 2009	-	600
Senior revolving credit facility, maturing in 2014	91	-
Various capital leases, due through and beyond 2050	45	47
Various floating rate debt, maturing through 2027	13	18
Other fixed rate debt, with maturities up to 2022, at rates up to 11.0%	6	5
Effects of interest rate swap on 6.50% senior notes, due 2016	36	(17)

Total long-term debt	1,725	2,186
Less – current portion	4	9

Long-term debt, net of current portion	$1,721	$2,177

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	DEBT (continued)

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2010.

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

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was well within compliance with these covenants as of September 30, 2010.

At September 30, 2010, the Company had $51 million of letters of credit outstanding under the Senior Revolving Credit Facility. At December 31, 2009, the Company had $54 million of letters of credit outstanding under the Prior Revolving Credit Facility.

Short-Term Debt

At September 30, 2010 and December 31, 2009, short-term borrowings were $3 million and $11 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 2.8% for September 30, 2010 and 5.1% for December 31, 2009.

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

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended Sept. 30, 2010			Three Months Ended Sept. 30, 2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$3	$1	$4	$4	$1	$5
Interest cost	13	6	19	14	6	20
Expected return on plan assets	(16)	(6)	(22)	(16)	(6)	(22)
Amortization of actuarial loss	1	1	2	-	-	-

Net periodic pension cost	$1	$2	$3	$2	$1	$3

	Nine Months Ended Sept. 30, 2010			Nine Months Ended Sept. 30, 2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$7	$4	$11	$13	$3	$16
Interest cost	41	18	59	44	18	62
Expected return on plan assets	(48)	(18)	(66)	(51)	(16)	(67)
Amortization of actuarial loss	1	2	3	-	-	-

Net periodic pension cost	$1	$6	$7	$6	$5	$11

The Company expects to contribute approximately $18 million in cash to the United States Pension Plans and approximately $20 million to non-United States plans during 2010. The Company made cash contributions of approximately $29 million to the plans during the nine months ended September 30, 2010.

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

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$1	$-	$3	$2
Interest cost	4	5	12	14
Amortization of actuarial gain	-	(1)	(1)	(2)

Net periodic benefit cost	$5	$4	$14	$14

14.	CONTINGENT LIABILITIES AND OTHER MATTERS

Litigation

On September 1, 2006, various members of the Investment Review Committee of the Company’s predecessor company (“the Predecessor”) were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor the Predecessor is named in the lawsuit but such individuals would have a contingent indemnification claim against the Predecessor. The suit, brought by former employees of the Predecessor, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in a Predecessor company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the defendants’ Motion for Summary Judgment. On April 15, 2008, the defendants filed a Motion for Reconsideration. On December 24, 2008, the court granted the defendants’ Motion for Reconsideration and dismissed the action. On January 9, 2009, the plaintiffs filed a Motion to Amend Judgment. On February 6, 2009, the defendants filed an Opposition to Plaintiff’s Motion to Amend Opinion and Order of Judgment. On June 3, 2009, the plaintiffs filed a Notice of Appeal in the United States Court of Appeals for the Sixth Circuit. Oral argument was held on March 10, 2010. On September 27, 2010, the United States Court of Appeals for the Sixth Circuit affirmed the judgment of the United States District Court.

Environmental Matters

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At September 30, 2010, we had environmental remediation liabilities as a PRP at 19 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2010, our reserve for such liabilities was $10 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	STOCK COMPENSATION

2010 Stock Plan

On April 22, 2010, the Company’s stockholders approved the Owens Corning 2010 Stock Plan (the “2010 Stock Plan”) which replaced the Owens Corning 2006 Stock Plan (the “2006 Stock Plan”), as amended and restated. The 2010 Stock Plan authorizes grants of stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2010 Stock Plan, 2.0 million shares of Company common stock may be granted in addition to the shares of common stock that rolled over from the 2006 Stock Plan. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. At September 30, 2010, the number of shares remaining available under the 2010 Stock Plan for all stock awards was 4.5 million.

Stock Options

The Company has granted stock options under its employee emergence equity program, its officer appointment program and its long-term incentive plans (“LTIP”). The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over the vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years. The volatility assumption was based on a benchmark study of ourselves and our peers.

During the nine months ended September 30, 2010, 515,200 stock options were granted with a weighted-average grant date fair value of $11.87. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 52.0%, expected dividends of 0%, expected term of 6.25 years and a risk-free interest rate of 2.8%.

During the three and nine months ended September 30, 2010, the Company recognized expense of less than $1 million and $2 million respectively, related to the Company’s stock options. During the three and nine months ended September 30, 2009, the Company recognized expense of $2 million and $5 million respectively, related to the Company’s stock options, of which $1 million and $4 million was recorded under the caption of employee emergence equity program expense on the Consolidated Statements of Earnings. As of September 30, 2010 there was $7 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 3.02 years. The total aggregate intrinsic value of options outstanding as of September 30, 2010 and 2009 was $11 million and $8 million.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2010:

	Nine Months Ended Sept. 30, 2010
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	3,002,470	$25.02
Granted	515,200	25.35
Exercised	(80,050)	28.80
Forfeited	(18,337)	18.11

Ending Balance	3,419,283	$25.02

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	STOCK COMPENSATION (continued)

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average		Number Exercisable at Sept. 30, 2010	Weighted-Average
		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price

$7.57 – $30.00	3,419,283	7.18	$25.02	2,243,833	6.32	$28.26

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

During the three and nine months ended September 30, 2010, the Company recognized expense of $4 million and $10 million respectively, related to the Company’s restricted stock. During the three and nine months ended September 30, 2009, the Company recognized expense of $8 million and $23 million respectively, related to the Company’s restricted stock, of which $4 million and $13 million was recorded in employee emergence equity program expense on the Consolidated Statements of Earnings. As of September 30, 2010 there was $22 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.82 years. The total fair value of shares vested during the nine months ended September 30, 2010 and 2009 was $6 million and less than $1 million, respectively.

A summary of the status of the Company’s plans that had restricted stock issued as of September 30, 2010 and changes during the nine months ended September 30, 2010 are presented below. The weighted-average grant-date fair value of the restricted stock granted during the nine months ended September 30, 2009 was $13.78.

	Nine Months Ended Sept. 30, 2010
	Number of Shares	Weighted- Average Grant- Date Fair Value
Beginning Balance	2,117,953	$17.35
Granted	719,359	26.22
Vested	(339,106)	18.75
Forfeited	(46,488)	18.96

Ending Balance	2,451,718	$19.73

Performance Stock Awards and Performance Stock Units

The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its LTIP, of which 50 percent will be settled in stock and 50 percent will be settled in cash. The amount of the PSUs ultimately distributed is contingent on meeting various company or stockholder return goals.

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

In the first nine months of 2010, the Company granted PSUs. The 2010 grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the respective three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For all PSUs, respectively during the three and nine months ended September 30, 2010 the Company recognized expense of $1 million and $9 million. During the three and nine months ended September 30, 2009, the Company recognized expense of $8 million related to PSUs. As of September 30, 2010, there was $13 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.80 years.

2010 Grant

For the 2010 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the nine month period ended September 30, 2010, the Company estimated the fair value of the PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 61.9%, a risk free rate of 0.6% and an expected term of 2.25 years. Expected volatility was based on a benchmark study of ourselves and our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning September 30, 2010 to the end of the three-year performance period.

For the 2010 grant, the fair value of the portion of PSUs settled in stock was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 58.8%, a risk free interest rate of 1.4% and an expected term of 2.91 years. Expected volatility was based on a benchmark study of ourselves and our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.

2009 Grant

For the 2009 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended September 30, 2010, the Company estimated the fair value of the PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 41.5%, a risk free rate of 0.4% and an expected term of 1.25 years. Expected volatility was based on a benchmark study of ourselves and our peers. The risk-free rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning September 30, 2010 to the end of the three-year performance period.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had issued PSUs as of September 30, 2010, and changes during the nine months ended September 30, 2010 are presented below:

	Nine Months Ended Sept. 30, 2010
	Number of PSUs	Weighted- Average Grant- Date Fair Value
Beginning Balance	1,064,293	$24.93
Granted	146,475	36.49
Vested	(116,261)	34.06
Forfeited	(13,279)	21.40

Ending Balance	1,081,228	$25.56

16.	EARNINGS PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Net earnings attributable to Owens Corning	$58	$80	$1,043	$85

Weighted-average number of shares outstanding used for basic earnings per share	125.1	124.5	126.1	124.5
Non-vested restricted and performance shares	1.3	2.3	1.1	2.1
Options to purchase common stock	0.2	0.3	0.2	0.2

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	126.6	127.1	127.4	126.8

Earnings per common share attributable to Owens Corning common stockholders:

Basic	$0.46	$0.64	$8.27	$0.68
Diluted	$0.46	$0.63	$8.19	$0.67

Basic earnings per share is calculated by dividing earnings attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

On August 1, 2010, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2010 Repurchase Program”). The 2010 Repurchase Program is in addition to the share buy-back program announced February 21, 2007, under which approximately 1.9 million shares remained available for repurchase as of June 30, 2010 (the “2007 Repurchase Program” and collectively with the 2010 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. During the nine months ended September 30, 2010, 3.7 million shares were repurchased under the Repurchase Programs. As of September 30, 2010, 8.2 million shares were available for repurchase under the Repurchase Programs.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

16.	EARNINGS PER SHARE (continued)

For each of the three and nine months ended September 30, 2010, the number of shares used in the calculation of diluted earnings per share did not include 2.4 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For each of the three and nine months ended September 30, 2009, the number of shares used in the calculation of diluted earnings per share did not include 2.1 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants and 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

17.	COMPREHENSIVE EARNINGS

The following table presents the comprehensive earnings attributable to Owens Corning (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Net earnings	$61	$81	$1,049	$86
Currency translation adjustment	75	51	22	54
Pension and other postretirement adjustment	(1)	(51)	(1)	(50)
Deferred income on hedging	-	8	-	15

Comprehensive earnings	135	89	1,070	105
Less: Comprehensive earnings attributable to noncontrolling interests	3	2	5	2

Comprehensive earnings attributable to Owens Corning	$132	$87	$1,065	$103

18.	FAIR VALUE MEASUREMENT

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of September 30, 2010 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$1	$-	$-
Derivative assets	34	-	34	-

Total assets	$35	$1	$34	$-

Liabilities:
Derivative liabilities	$(9)	$-	$(7)	$(2)

Total liabilities	$(9)	$-	$(7)	$(2)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	FAIR VALUE MEASUREMENT (continued)

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

The following table provides a rollforward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
December 31, 2009	$(1)
Total losses included in net earnings attributable to Owens Corning	(1)

September 30, 2010	$(2)

Changes in the fair value of this energy supply derivative contract are included in other expenses on the Consolidated Statements of Earnings.

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $6 million as of September 30, 2010.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of September 30, 2010, the Company’s 6.50% senior notes due 2016 were trading at approximately 105% of par value, the 7.00% senior notes due 2036 were trading at approximately 108% of par value and the 9.00% senior notes due 2019 were trading at approximately 119% of par value.

At September 30, 2010, the Company used a market participant approach to value the remaining long-term debt instruments. This approach, which utilized indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $156 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	INCOME TAXES

Income tax benefit for the nine months ended September 30, 2010 was $854 million. The income tax benefit was a result of the second quarter 2010 reversal of $858 million of valuation allowance against certain of the Company’s United States deferred tax assets. The valuation allowance was originally established in 2008 based primarily on the negative evidence of the Company’s losses before income taxes in the United States during 2007 and 2008. Other negative evidence considered at the time was the Company’s then estimates for near-term results in the United States. Financial performance in the United States during that time period was adversely impacted by the decline in United States housing starts. Since that time, earnings performance in our United States operations has strengthened and has resulted in positive cumulative earnings in recent years as of June 30, 2010, which was the primary evidence used in determining to reverse the valuation allowance. Other positive evidence considered was the Company’s forecast, which indicates the Company’s positive earnings trend will continue in the long-term. However, the Company did not reverse approximately $13 million of the valuation allowance related to certain state net operating losses that are expected to expire before the Company would have enough earnings to utilize those net operating losses. For the nine months ended September 30, 2010, excluding the impact of the valuation allowance and various discrete items, including tax settlements, our effective tax rate would have been 18%. The difference between the effective tax rate and the statutory rate of 35% is primarily attributable to the various tax planning initiatives, which have significantly reduced our cash taxes and tax provision related to our operations.

20.	ACCOUNTING PRONOUNCEMENTS

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

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$787	$490	$(91)	$1,186
COST OF SALES	(3)	647	397	(91)	950

Gross margin	3	140	93	-	236
OPERATING EXPENSES
Marketing and administrative expenses	11	78	34	-	123
Science and technology expenses	-	16	3	-	19
Charges related to cost reduction actions	-	-	15	-	15
Other expenses, net	(27)	33	4	-	10

Total operating expenses	(16)	127	56	-	167

EARNINGS BEFORE INTEREST AND TAXES	19	13	37	-	69
Interest expense, net	30	(2)	-	-	28

EARNINGS BEFORE TAXES	(11)	15	37	-	41
Less: Income tax expense (benefit)	(4)	(14)	(1)	-	(19)
Equity in net earnings (loss) of subsidiaries	65	36	-	(101)	-
Equity in net earnings (loss) of affiliates	-	-	1	-	1

NET EARNINGS	58	65	39	(101)	61
Less: Net earnings attributable to noncontrolling interest	-	-	3	-	3

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$58	$65	$36	$(101)	$58

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$960	$467	$(79)	$1,348
COST OF SALES	-	745	402	(79)	1,068

Gross margin	-	215	65	-	280

OPERATING EXPENSES
Marketing and administrative expenses	28	73	34	-	135
Science and technology expenses	-	12	3	-	15
Charges related to cost reduction actions	-	1	2	-	3
Employee emergence equity program expense	-	5	-	-	5
Other expenses, net	(41)	28	15	-	2

Total operating expenses	(13)	119	54	-	160

EARNINGS BEFORE INTEREST AND TAXES	13	96	11	-	120
Interest expense, net	32	(2)	-	-	30

EARNINGS BEFORE TAXES	(19)	98	11	-	90
Less: Income tax expense (benefit)	-	8	-	-	8
Equity in net earnings (loss) of subsidiaries	99	11	-	(110)	-
Equity in net earnings (loss) of affiliates	-	(2)	1	-	(1)

NET EARNINGS	80	99	12	(110)	81
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$80	$99	$11	$(110)	$80

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$2,650	$1,443	$(264)	$3,829
COST OF SALES	(9)	2,157	1,189	(264)	3,073

Gross margin	9	493	254	-	756

OPERATING EXPENSES
Marketing and administrative expenses	39	246	100	-	385
Science and technology expenses	-	46	9	-	55
Charges related to cost reduction actions	-	-	24	-	24
Other expenses, net	(79)	56	38	-	15

Total operating expenses	(40)	348	171	-	479

EARNINGS BEFORE INTEREST AND TAXES	49	145	83	-	277
Interest expense, net	89	(5)	1	-	85

EARNINGS BEFORE TAXES	(40)	150	82	-	192
Less: Income tax expense (benefit)	(32)	(841)	19	-	(854)
Equity in net earnings (loss) of subsidiaries	1,051	59	-	(1,110)	-
Equity in net earnings (loss) of affiliates	-	1	2	-	3

NET EARNINGS	1,043	1,051	65	(1,110)	1,049
Less: Net earnings attributable to noncontrolling interest	-	-	6	-	6

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$1,043	$1,051	$59	$(1,110)	$1,043

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$2,614	$1,211	$(184)	$3,641
COST OF SALES	(4)	2,094	1,047	(184)	2,953

Gross margin	4	520	164	-	688

OPERATING EXPENSES
Marketing and administrative expenses	64	219	104	-	387
Science and technology expenses	-	35	10	-	45
Charges related to cost reduction actions	1	16	16	-	33
Employee emergence equity program expense	-	14	3	-	17
Other expenses, net	(100)	65	51	-	16

Total operating expenses	(35)	349	184	-	498

EARNINGS BEFORE INTEREST AND TAXES	39	171	(20)	-	190
Interest expense, net	83	(5)	3	-	81

EARNINGS BEFORE TAXES	(44)	176	(23)	-	109
Less: Income tax expense (benefit)	-	5	18	-	23
Equity in net earnings (loss) of subsidiaries	129	(40)	-	(89)	-
Equity in net earnings (loss) of affiliates	-	(2)	2	-	-

NET EARNINGS	85	129	(39)	(89)	86
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$85	$129	$(40)	$(89)	$85

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2010

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$-	$-	$35	$-	$35
Receivables, net	1	302	321	-	624
Due from affiliates	871	1,240	207	(2,318)	-
Inventories	-	452	235	-	687
Assets held for sale – current	-	-	19	-	19
Other current assets	1	63	108	-	172

Total current assets	873	2,057	925	(2,318)	1,537
Investment in subsidiaries	6,055	2,735	396	(9,186)	-
Due from affiliates	-	-	868	(868)	-
Property, plant and equipment, net	460	1,204	1,087	-	2,751
Goodwill	-	1,098	26	-	1,124
Intangible assets	-	1,044	469	(355)	1,158
Deferred income taxes	(75)	563	26	-	514
Assets held for sale – non-current	-	-	26	-	26
Other non-current assets	54	70	131	-	255

TOTAL ASSETS	$7,367	$8,771	$3,954	$(12,727)	$7,365

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$68	$391	$472	$-	$931
Due to affiliates	1,465	453	400	(2,318)	-
Short-term debt	-	-	3	-	3
Long-term debt – current portion	-	1	3	-	4
Liabilities held for sale – current	-	-	9	-	9

Total current liabilities	1,533	845	887	(2,318)	947
Long-term debt, net of current portion	1,660	32	29	-	1,721
Due to affiliates	-	868	-	(868)	-
Pension plan liability	-	208	113	-	321
Other employee benefits liability	-	268	27	-	295
Deferred income taxes	-	-	75	-	75
Liabilities held for sale – non-current	-	-	1	-	1
Other liabilities	371	99	19	(355)	134
Commitments and contingencies
Mandatorily redeemable noncontrolling interest	-	-	30	-	30
OWENS CORNING STOCKHOLDERS’ EQUITY
Common stock	1	-	-	-	1
Additional paid in capital	3,868	5,870	2,405	(8,275)	3,868
Accumulated earnings (deficit)	304	581	330	(911)	304
Accumulated other comprehensive deficit	(163)	-	-	-	(163)
Cost of common stock in treasury	(207)	-	-	-	(207)

Total Owens Corning stockholders’ equity	3,803	6,451	2,735	(9,186)	3,803
Noncontrolling interest	-	-	38	-	38

Total equity	3,803	6,451	2,773	(9,186)	3,841

TOTAL LIABILITIES AND EQUITY	$7,367	$8,771	$3,954	$(12,727)	$7,365

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

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

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$-	$170	$111	$-	$281
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	-	(99)	(100)	-	(199)
Proceeds from the sale of assets or affiliates	-	-	16	-	16

Net cash flow used for investing activities	-	(99)	(84)	-	(183)

NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	406	-	-	-	406
Payments on senior revolving credit facility	(315)	-	-	-	(315)
Proceeds from long-term debt	-	-	1	-	1
Payments on long-term debt	(600)	-	(6)	-	(606)
Net decrease in short-term debt	-	-	(8)	-	(8)
Purchases of treasury stock	(102)	-	-	-	(102)
Parent loans and advances	71	(71)	-	-	-
Other	2	-	-	-	2

Net cash flow provided used for financing activities	(538)	(71)	(13)	-	(622)

Effect of exchange rate changes on cash	-	-	(5)	-	(5)

Net increase (decrease) in cash and cash equivalents	(538)	-	9	-	(529)
Cash and cash equivalents at beginning of period	538	-	26	-	564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$35	$-	$35

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

21.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$-	$235	$34	$-	$269
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(4)	(86)	(61)	-	(151)
Proceeds from the sale of assets or affiliates	3	6	30	-	39

Net cash flow used for investing activities	(1)	(80)	(31)	-	(112)

NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	160	-	100	-	260
Payments on senior revolving credit facility	(480)	-	(106)	-	(586)
Proceeds from long-term debt	345	-	-	-	345
Payments on long-term debt	-	(2)	(11)	-	(13)
Net decrease in short-term debt	-	-	(18)	-	(18)
Parent loans and advances	167	(167)	-	-	-

Net cash flow used for financing activities	192	(169)	(35)	-	(12)

Effect of exchange rate changes on cash	-	-	6	-	6

Net increase (decrease) in cash and cash equivalents	191	(14)	(26)	-	151
Cash and cash equivalents at beginning of period	163	14	59	-	236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$354	$-	$33	$-	$387

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We generated $277 million in EBIT and $317 million in Adjusted EBIT for the nine months ended September 30, 2010 despite continued weakness in many of our end markets. The diversity of our portfolio of businesses served us well. Strong performance in our Composites segment continued as the business delivered significant operating leverage on higher global demand. Despite weak U.S. markets in our Building Materials segment, we were able to sustain margin performance in our Roofing business and improve selling prices in our Insulation business. See below for further information regarding Adjusted EBIT, including a reconciliation to net earnings attributable to Owens Corning.

In our Composites segment, the positive trend in demand demonstrated during 2009 continued throughout the third quarter leading to an increase in sales of six percent over the third quarter 2009. The higher level of global demand supported increased utilization of our production capacity. This drove a $41 million improvement in EBIT over the third quarter 2009 for the segment.

In our Building Materials segment, our Roofing business continued to perform well and delivered EBIT margins of 23 percent, despite market demand being down approximately 35 percent in the quarter compared to the third quarter 2009. In the Insulation business, weakness in our end markets more than offset the impact from higher lagged United States housing starts.

We continued our focus on generating cash and maintaining a strong balance sheet with ample liquidity. In the first three quarters of 2010, we generated $281 million in cash flow from operating activities. These results are primarily due to the performance of our Composites segment and Roofing business.

We repurchased 3.7 million shares of the Company’s stock for $100 million during the third quarter of 2010 under previously announced repurchase programs. As of September 30, 2010, we have 8.2 million shares available for repurchase under the remaining program.

At the end of the third quarter 2010, we had $658 million available on our $800 million senior revolving credit facility, and cash on hand of $35 million. As a result of our refinancing in the second quarter 2010, we have no significant debt maturities until 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Net sales	$1,186	$1,348	$3,829	$3,641
Gross margin	$236	$280	$756	$688
% of net sales	20%	21%	20%	19%
Charges related to cost reduction actions	$15	$3	$24	$33
Employee emergence equity program expense	$-	$5	$-	$17
Earnings before interest and taxes	$69	$120	$277	$190
Interest expense, net	$28	$30	$85	$81
Income tax expense (benefit)	$(19)	$8	$(854)	$23
Net earnings attributable to Owens Corning	$58	$80	$1,043	$85

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

Third quarter 2010 net sales decreased from the same period in 2009 due to lower sales volumes in our Building Materials segment, which was partially offset by higher sales volumes in our Composites segment. Net sales for the year-to-date comparative period increased driven by higher sales volumes in our Composites segment. This increase was partially offset by lower sales volumes in our Roofing business within the Building Materials segment.

GROSS MARGIN

The decrease in gross margin in the third quarter 2010 as compared to the third quarter 2009 was primarily the result of a decrease in margins in our Roofing business, which was partially offset by improvements in our Composites segment. During the first nine months of 2010, gross margin was higher primarily as a result of improved margins in our Composites segment.

CHARGES RELATED TO COST REDUCTION ACTIONS

The 2010 charges were related to actions we took to balance our global Composites capacity. As part of our continuing review of our Composites manufacturing network, we took actions beginning in the first quarter to further balance our global capacity. We put plans in place to downsize certain underutilized manufacturing facilities in Europe to improve our profitability in that region. In conjunction with these actions, we recorded $33 million in charges of which $24 million were recorded as charges related to cost reduction actions on the Consolidated Statement of Earnings. We anticipate incurring approximately $3 million in additional charges throughout 2010 and into 2011 related to these actions. We will continue to evaluate our global network to ensure we have the appropriate capacity to respond to future anticipated demand around the world.

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

INTEREST EXPENSE, NET

Interest expense in the first three quarters of 2010 was higher than the same period in 2009 primarily as a result of interest on our 9.00% senior notes issued on June 3, 2009. Partially offsetting this increase was the impact of our interest rate swaps.

INCOME TAX EXPENSE

Income tax benefit for the nine months ended September 30, 2010 was $854 million. The income tax benefit was a result of the 2010 second quarter reversal of $858 million of valuation allowance against certain of the Company’s United States deferred tax assets. The valuation allowance was originally established in 2008 based primarily on the negative evidence of the Company’s losses before income taxes in the United States during 2007 and 2008. Other negative evidence considered at the time was the Company’s then estimates for near-term results in the United States. Financial performance in the United States during that time period was adversely impacted by the decline in United States housing starts. Since that time, earnings performance in our United States operations has strengthened and has resulted in positive cumulative earnings in recent years as of June 30, 2010, which was the primary evidence used in determining to reverse the valuation allowance. Other positive evidence considered was the Company’s forecast, which indicates the Company’s positive earnings trend will continue in the long-term. However, the Company did not reverse approximately $13 million of the valuation allowance related to certain state net operating losses that are expected to expire before the Company would have enough earnings to utilize those net operating losses. For the nine months ended September 30, 2010, excluding the impact of the valuation allowance and various discrete items, including tax settlements, our effective tax rate would have been 18%. The difference between the effective tax rate and the statutory rate of 35% is primarily attributable to the various tax planning initiatives, which have significantly reduced our cash taxes and tax provision related to our operations.

Consistent with accounting principles, a valuation allowance remains on the portion of our United States deferred tax assets that are expected to be utilized in the fourth quarter 2010. As such, our income tax expense for our United States operations is expected to be near zero for the remainder of the year.

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

Adjusting items are shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Charges related to cost reduction actions and related items	$(16)	$(4)	$(33)	$(45)
Acquisition integration and transaction costs	(2)	(7)	(7)	(21)
Employee emergence equity program expense	-	(5)	-	(17)
Net precious metal lease expense	(1)	1	(1)	-
Other	(2)	-	1	(2)

Total adjusting items	$(21)	$(15)	$(40)	$(85)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$58	$80	$1,043	$85
Less: Net earnings attributable to noncontrolling interests	3	1	6	1

NET EARNINGS	61	81	1,049	86
Equity in net earnings of affiliates	1	(1)	3	-
Income tax expense (benefit)	(19)	8	(854)	23

EARNINGS BEFORE TAXES	41	90	192	109
Interest expense, net	28	30	85	81

EARNINGS BEFORE INTEREST AND TAXES	69	120	277	190
Less: adjusting items from above	(21)	(15)	(40)	(85)

ADJUSTED EBIT	$90	$135	$317	$275

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

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Net sales	$477	$451	$1,431	$1,187
% change from prior year	6%	-23%	21%	-38%
EBIT	$43	$2	$116	$(35)
EBIT as a % of net sales	9%	0%	8%	-3%

Depreciation and amortization expense	$32	$28	$90	$83

NET SALES

For both the quarter comparison and the year-to-date comparison, substantially all of the increase in net sales was due to higher sales volumes. Increases in selling prices also improved net sales for the three and nine months ended September 30, 2010, but this was offset by unfavorable product mix. The upward trend in selling prices that began in the fourth quarter 2009 continued during the third quarter.

EBIT

Substantially all and more than three-fourths of the improvement in EBIT for the three and nine months ended September 30, 2010, respectively, was due to higher sales volumes, including the impact of improved utilization of our production capacity. As a result of the improvements we have seen in demand, our capacity utilization is currently at the high levels seen in the

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

first three quarters of 2008. In the third quarter 2010, selling prices that outpaced inflation increased EBIT, but were offset by costs associated with maintenance activities in certain facilities which were complete by the end of the quarter. Higher selling prices and improved manufacturing productivity represented the remainder of the EBIT increase for the year-to-date comparison.

OUTLOOK

We believe that demand in this segment will generally continue to trend upward as global industrial demand increases. However, the rate and extent of the market growth is expected to vary among products, end-use markets and geographic regions. We expect our new Reinforcements facility in China will commence operations by year-end and contribute to segment profitability in 2011.

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Building Materials segment and our businesses within this segment (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Net sales
Insulation	$308	$340	$930	$906
Roofing	404	561	1,507	1,560
Other	34	38	99	110
Eliminations	(4)	(2)	(10)	(8)

Total Building Materials	$742	$937	$2,526	$2,568
% change from prior year	-21%	-14%	-2%	-7%

EBIT
Insulation	$(16)	$(9)	$(77)	$(76)
Roofing	91	177	368	458
Other	(8)	(12)	(19)	(30)

Total Building Materials	$67	$156	$272	$352
EBIT as a % of net sales	9%	17%	11%	14%

Depreciation and amortization expense
Insulation	$30	$31	$85	$90
Roofing	9	9	30	31
Other	4	4	9	11

Total Building Materials	$43	$44	$124	$132

NET SALES

Net sales in our Building Materials segment were lower in both the third quarter 2010 and the first three quarters of 2010 as compared to the same periods in 2009. The third quarter decrease was primarily due to lower sales in our Roofing business. The year-to-date decrease was due to lower sales in our Roofing business partially offset by higher sales in our Insulation business.

In our Roofing business, substantially all of the decrease in net sales for the third quarter 2010 as compared to the same period 2009 was due to lower sales volumes. Weakness in market demand that began in June 2010 persisted throughout the third quarter. For the year-to-date comparison, lower sales volumes in 2010 were partially offset by higher sales of asphalt to commercial customers. Selling prices of our roofing products have been relatively stable since the fourth quarter 2008, with some fluctuation from quarter to quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In our Insulation business, higher selling prices were more than offset by lower sales volumes in the third quarter 2010. Our Insulation business includes a diverse portfolio with a geographic mix of Untied States, Canada, Asia Pacific and Latin America, a market mix of residential, commercial, industrial and other markets, and a channel mix of retail, contractor and distribution. Broad weakness in our end markets, including commercial and international markets as well as our retail channel, more than offset the impact from higher lagged United States housing starts. For the year-to-date comparison, nearly all of the increase in net sales was due to higher selling prices.

EBIT

For both the quarter comparison and the year-to-date comparison, EBIT decreased in our Building Materials segment driven by lower EBIT in our Roofing business.

In our Roofing business, substantially all of the decrease in EBIT for the third quarter comparison was due to lower sales volumes. Unit margins declined slightly as selling prices did not offset inflation in raw material costs, particularly asphalt. For the year-to-date comparison, unit margins were lower as selling prices did not offset inflation in raw material costs, particularly asphalt. This accounted for more than three-fourths of the decrease in EBIT. The impact of lower sales volumes accounted for more than one-third of the change in the year-to-date comparison. Improved productivity, primarily resulting from efficiency in raw material usage, partially offset these impacts.

In our Insulation business, EBIT was down slightly for the third quarter 2010 as compared to the same period in 2009. The decrease in EBIT for the third quarter 2010 was primarily due to manufacturing performance in certain of our facilities that support our commercial and industrial markets. Selling prices outpaced inflation for the quarter, but lower sales volumes offset this impact. For the year-to-date period, EBIT was relatively flat as compared to the same period in 2009.

OUTLOOK

We expect that continued weakness in the United States housing industry will depress new residential construction-related demand through the remainder of the year. The timing and pace of recovery of the United States housing market remains uncertain.

In our Roofing business, we expect that the higher margins seen in recent years will continue to drive profitability. Uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

In our Insulation business, we believe the geographic, product, and channel mix of our portfolio may continue to moderate the impact of sustained demand-driven weakness associated with United States new construction. Should the recovery of new construction be sooner and faster than anticipated, we are prepared to respond to increased demand by bringing additional production capacity back on-line.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Charges related to cost reduction actions and related items	$(16)	$(4)	$(33)	$(45)
Acquisition integration and transaction costs	(2)	(7)	(7)	(21)
Employee emergence equity program expense	-	(5)	-	(17)
Net precious metal lease expense	(1)	1	(1)	-
Other	(2)	-	1	(2)
General corporate expense	(20)	(23)	(71)	(42)

EBIT	$(41)	$(38)	$(111)	$(127)

Depreciation and amortization	$8	$8	$28	$23

EBIT

Charges related to cost reduction actions were lower in 2010 than 2009. The 2010 charges were related to actions we took to balance our global Composites capacity. The 2009 charges were related to actions we took across the company to curtail production and reduce operating costs. Our employee emergence equity program was fully amortized in 2009. General corporate expense for the first three quarters of 2010 was driven by increased foreign currency transaction losses and other general corporate expenses.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

Since 2008, worldwide capital and credit markets have seen unprecedented volatility. While market conditions have materially improved, we are still closely monitoring the potential impact on our liquidity. To date, these market conditions have not had any material adverse impact on our liquidity. As a result of our second quarter 2010 refinancing of our senior revolving credit facility and repayment of our senior term loan facility, we now have no significant debt maturities coming due until 2014. As of September 30, 2010, we had $658 million available on our senior revolving credit facility.

We are also closely monitoring the potential impact of changes in the operating conditions of our customers on our operating results. To date, changes in the operating conditions of our customers have not had a material adverse impact on our operating results; however, it is possible that we could experience material losses in the future if current economic conditions continue or worsen.

Notwithstanding the above, we expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our senior revolving credit facility, will provide ample liquidity to allow us to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations and reducing outstanding amounts under the senior term loan facility. On an ongoing basis, we will evaluate and consider repurchasing shares of our common stock as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

The credit agreement applicable to our senior revolving credit facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that are usual and customary for a senior unsecured credit agreement. We were well within compliance with these covenants as of September 30, 2010. At September 30, 2010, we had $1.7 billion of short- and long-term debt and cash-on-hand of $35 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Cash balance	$35	$387	$35	$387
Cash provided by operating activities	$147	$367	$281	$269
Cash used for investing activities	$(76)	$(37)	$(183)	$(112)
Cash used for financing activities	$(68)	$(57)	$(622)	$(12)
Unused committed credit lines	$658	$947	$658	$947

Operating activities: We generated $147 million of cash from operations in the third quarter of 2010 compared to $367 million in the same period in 2009. This decrease in cash from operations was primarily the result of cash generated from working capital improvements made during the third quarter of 2010 being less than we experienced in the third quarter of 2009. Also contributing to the decrease in cash flow from operations during the quarter were lower earnings in our Roofing business.

Investing activities: The increase in cash flow used for investing activities in the nine months ended September 30, 2010 compared to the first nine months in 2009 was the result of increased capital expenditures as well as less proceeds from sales of assets or affiliates. In 2009, we reduced our capital expenditures as part of our cost reduction actions and focus on cash generation.

Financing activities: The increase in cash used for financing activities for the nine months ended September 30, 2010 compared to the first nine months of 2009 was primarily due to the repayment of our $600 million senior term loan. In addition, we repurchased 3.8 million shares of the Company’s stock for $102 million during the third quarter of 2010. These increases in cash used for financing activities were partially offset by increased borrowing against our senior revolving credit facility.

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

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of September 30, 2010, our federal tax net operating losses remaining were $2.4 billion. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

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

Pension Contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $29 million and $34 million to the plans during the nine months ended September 30, 2010 and 2009, respectively. The Company expects to contribute $38 million in cash to its pension plans during 2010. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

Derivatives

To mitigate some of the near-term volatility in our earnings and cash flows, we use financial and derivative instruments to hedge certain exposures, principally currency- and energy-related. Our current hedging practice is to hedge a variable percentage of certain energy and energy-related exposures. Our policy is to hedge up to 75% of our total forecasted natural gas exposures for the next two months, up to 50% for the following four months, and lesser amounts for the remaining periods. We currently have hedged a portion of our exposures for the next 16 months. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures, and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures.

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

Contractual Obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. Other than the issuance of the $800 million Senior Revolving Credit Facility due 2014 and the repayment of the $600 million Senior Term Loan Facility due 2011, during the nine months ended September 30, 2010, there were no material changes to such contractual obligations outside the ordinary course of our business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. In the nine months ended September 30, 2010, our RIR improved approximately 16% over our full year performance throughout 2009.

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

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At September 30, 2010, we had environmental remediation liabilities as a PRP at 19 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2010, our reserve for such liabilities was $10 million.

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

On September 1, 2006, various members of the Investment Review Committee of the Company’s predecessor company (“the Predecessor”) were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor the Predecessor is named in the lawsuit but such individuals would have a contingent indemnification claim against the Predecessor. The suit, brought by former employees of the Predecessor, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in a Predecessor company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the defendants’ Motion for Summary Judgment. On April 15, 2008, the defendants filed a Motion for Reconsideration. On December 24, 2008, the court granted the defendants’ Motion for Reconsideration and dismissed the action. On January 9, 2009, the plaintiffs filed a Motion to Amend Judgment. On February 6, 2009, the defendants filed an Opposition to Plaintiff’s Motion to Amend Opinion and Order of Judgment. On June 3, 2009, the plaintiffs filed a Notice of Appeal in the United States Court of Appeals for the Sixth Circuit. Oral argument was held on March 10, 2010. On September 27, 2010, the United States Court of Appeals for the Sixth Circuit affirmed the judgment of the United States District Court.

Certain of the defendants in the lawsuit described above are officers or directors of the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2010.

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

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2010	94		$32.27	-	1,885,626
August 1-31, 2010	3,674,329		27.22	3,674,085	8,211,297
September 1-30, 2010	15,636		25.50	-	8,211,297

Total	3,690,059	*	$27.21	3,674,085

*	The Company retained 15,974 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On August 4, 2010, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning’s outstanding common stock. This was in addition to the share buy-back program authorized in February 2007 that had 1.9 million shares remaining as of August 4, 2010. Under the buy-back programs, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report under this Item.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	October 27, 2010	By:	/s/ Duncan J. Palmer
Duncan J. Palmer
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	October 27, 2010	By:	/s/ Mark W. Mayer
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