Form 10-K
period 2010-12-31
Owens Corning
filed 2011-02-16
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☑      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

On June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of $0.01 par value common stock (the voting stock of the registrant) held by non-affiliates (assuming for purposes of this computation only that the registrant had no affiliates) was approximately $3,838,184,150.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of January 31, 2011, 123,927,536 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Owens Corning’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 14, 2011 (the “2011 Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Owens Corning was founded in 1938. Since then the Company has continued to grow as a market-leading innovator of glass fiber technology. Owens Corning is a world leader in composite and building materials systems, delivering a broad range of high-quality products and services. Our products range from glass fiber used to reinforce composite materials for transportation, electronics, marine, infrastructure, wind-energy and other high-performance markets to insulation and roofing for residential, commercial and industrial applications. As a sustainability-focused company, Owens Corning creates value for our customers and stockholders, positively impacts the environment and enhances the lives of those with whom we interact.

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

SEGMENT OVERVIEW

We operate within two segments: Composites, which includes our Reinforcements and Downstream businesses; and Building Materials, which includes our Insulation, Roofing, and Other businesses. Our Composites and Building Materials reportable segments accounted for approximately 37% and 63% of our total reportable segment net sales, respectively, in 2010.

Note 2 to the Consolidated Financial Statements contains information regarding net sales to external customers and total assets attributable to each of Owens Corning’s reportable segments and geographic regions, earnings before interest and taxes for each of Owens Corning’s reportable segments, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2010, 2009 and 2008.

Composites

Owens Corning glass fiber materials can be found in over 40,000 end-use applications within seven primary markets: power and energy, housing, water distribution, industrial, transportation, consumer and aerospace/military. Such end-use applications include pipe, roofing shingles, sporting goods, computers, telecommunications cables, boats, aircraft, defense, automotive, industrial containers and wind-energy. Our products are manufactured and sold worldwide. We primarily sell our products directly to parts molders and fabricators. Within the building and construction market, our Composites segment sells glass fiber and/or glass mat directly to a small number of major shingle manufacturers, including our own Roofing business.

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

ITEM 1.	BUSINESS (continued)

We compete with composite manufacturers worldwide. According to various industry reports and Company estimates, our Composites segment is a world leader in the production of glass fiber reinforcement materials. Primary methods of competition include innovation, quality, customer service and global geographic reach. For our commodity products, price is also a method of competition. Significant competitors to the Composites segment include China Fiberglass Co., Ltd., PPG Industries, Taishan Glass Fiber Co., Ltd, and Johns Manville.

Our manufacturing operations in this segment are generally continuous in nature, and we warehouse much of our production prior to sale since we operate primarily with short delivery cycles.

Building Materials

Our Building Materials reportable segment is comprised of the following businesses:

Insulation

Insulation includes insulating products, Building Materials Europe and Construction Services.

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

Demand for Owens Corning’s insulating products is driven by new residential construction, remodeling and repair activity, commercial and industrial construction activity, increasingly stringent building codes and the growing need for energy efficiency. Sales in this business typically follow seasonal home improvement, remodeling and renovation and new construction industry patterns. Demand for new residential construction follows on a three-month lagged basis. The peak season for home construction and remodeling in our geographic markets generally corresponds with the second and third calendar quarters, and therefore, our sales levels are typically higher during the second half of the year.

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

Working capital practices for this business historically has followed a seasonal cycle. Typically, our insulation plants run continuously throughout the year. This production plan, along with the seasonal nature of the business, generally results in higher finished goods inventory balances in the first half of the year. Since sales increase during the second half of the year, our accounts receivable balances are typically higher during this period.

Roofing

Our primary products in the Roofing business are laminate and strip asphalt roofing shingles. Other products include oxidized asphalt and roofing accessories. We have been able to meet the growing demand for longer lasting, aesthetically attractive laminate products with modest capital investment.

ITEM 1.	BUSINESS (continued)

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

Demand for products in our Roofing business is generally driven by both residential repair and remodeling activity and by new residential construction. Roofing damage from strong storms can significantly increase demand in this business. As a result, sales in this segment do not always follow seasonal home improvement, remodeling and new construction industry patterns as closely as our Insulation business.

Our Roofing business competes primarily with manufacturers in the United States. According to various industry reports and Company estimates, Owens Corning’s Roofing business is the second largest producer of asphalt roofing shingles in the United States. Principal methods of competition include innovation and product design, proximity to customers and quality. Significant competitors in the Roofing business include GAF-ELK, CertainTeed Corporation and TAMKO.

Our manufacturing operations are generally continuous in nature, and we warehouse much of our production prior to sale since we operate with relatively short delivery cycles. One of the raw materials important to this business is sourced from a sole supplier. We have a long-term supply contract for this material, and have no reason to believe that any availability issues will exist. If this supply was to become unavailable, our production could be interrupted until such time as the supplies again became available or the Company reformulated its products. Additionally, the supply of asphalt, another significant raw material in this segment, has been constricted at times. Although this has not caused an interruption of our production in the past, prolonged asphalt shortages would restrict our ability to produce products in this business.

Other

Other includes our North America Masonry Products business (“Masonry Products”). On December 31, 2010, the Company sold Masonry Products to Boral Industries Ltd. (“Boral”). Through Masonry Products, Owens Corning manufactured and sold manufactured stone and brick veneers used in residential and commercial new construction and remodeling under a number of brand names including Cultured Stone® and ProStoneTM. Manufactured stone veneer replicates the texture and colors of natural stone while offering improved features such as reduced weight, ease of installation and cost efficiency. See Note 9 to the Consolidated Financial Statements for information regarding the sale of Masonry Products to Boral.

GENERAL

Major Customers

No one customer accounted for more than 10% of our consolidated net sales for 2010. A significant portion of the net sales in our Building Materials segment is generated from large United States home improvement retailers.

Patents and Trademarks

Owens Corning continuously works toward improving products and processes. Because of this continuous innovation process, patents and trademarks play a key role in each of our businesses. Owens Corning has numerous United States and foreign patents and trademarks issued and applied for relating to products and processes in each business, resulting from research and development efforts. Owens Corning does not expect the expiration of existing patents and trademarks to have a material adverse affect on the business as a whole.

ITEM 1.	BUSINESS (continued)

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

Including registered trademarks for the Owens Corning logo and the color PINK, Owens Corning has approximately 250 trademarks registered in the United States and approximately 1,500 trademarks registered in other countries. Owens Corning has approximately 400 patents in the United States and approximately 1,300 patents issued in other countries.

Backlog

Our customer volume commitments are generally short-term, and we do not have a significant backlog of orders.

Research and Development

The Company’s research and development expense during each of the last three years is presented in the table below (in millions):

Period	Research and Development Expense
Twelve Months Ended December 31, 2010	$76
Twelve Months Ended December 31, 2009	$61
Twelve Months Ended December 31, 2008	$69

Environmental Control

Owens Corning is committed to complying with all environmental laws and regulations that are applicable to our operations. We are dedicated to continuous improvement in our environmental, health and safety performance.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $34 million in 2010. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

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

ITEM 1.	BUSINESS (continued)

We have been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2010, we had environmental remediation liabilities as a PRP at 19 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2010, our reserve for such liabilities was $9 million.

Number of Employees

As of December 31, 2010 Owens Corning had approximately 15,000 employees. Approximately 7,600 of such employees are subject to collective bargaining agreements. We believe that our relations with employees are good.

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

All of the markets we serve are highly competitive. We compete with manufacturers and distributors, both within and outside the United States, in the sale of insulating products and composite products. We also compete with other manufacturers and distributors in the sale of roofing materials, industrial asphalts, and other products. In some cases, we face competition from manufacturers in countries able to produce similar products at lower costs. We also face competition from the introduction by competitors of new products or technologies that may address our customers’ needs in a better manner, whether based on considerations of cost, usability, effectiveness, sustainability or other features or benefits. If we are not able to successfully commercialize our innovation

ITEM 1A.	RISK FACTORS (continued)

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

Our debt level and degree of leverage could have important consequences, including the following:

•	they may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations could be required for the payment of principal and interest on our indebtedness and may not be available for other business purposes;

•	certain of our borrowings, are at variable rates of interest, exposing us to the risk of increased interest rates;

ITEM 1A.	RISK FACTORS (continued)

•	if due to liquidity needs we must replace any borrowings upon maturity, we would be exposed to the risk that we will be unable to do so as the result of market, operational or other factors;

•	they may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out important capital spending.

In addition, the credit agreement governing our senior credit facility and the indentures governing our senior notes contain various covenants that impose operating and financial restrictions on us and/or our subsidiaries.

Our ongoing efforts to increase productivity and reduce costs may not result in anticipated savings in operating costs.

Our cost reduction and productivity efforts, including those related to our existing operations, production capacity expansions and new manufacturing platforms, may not produce anticipated results. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted.

We may be exposed to increases in costs of energy, materials and transportation or reductions in availability of materials and transportation, which could reduce our margins and harm our results of operations.

Our business relies heavily on certain commodities and raw materials used in our manufacturing processes. Additionally, we spend a significant amount on inputs and services that are influenced by energy prices, such as natural gas, asphalt, a large number of chemicals and resins and transportation costs. Price increases for these inputs could raise costs and reduce our margins if we are not able to offset them by increasing the prices of our products, improving productivity or hedging where appropriate. Availability of certain of the raw materials we use has, from time to time, been limited, and our sourcing of some of these raw materials from a limited number of suppliers, and in some cases a sole supplier, increases the risk of unavailability. Despite our contractual supply agreements with many of our suppliers, it is possible that we could experience a lack of certain raw materials which could limit our ability to produce our products, thereby adversely impacting our business, financial condition and results of operations.

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

Our businesses are capital intensive, and regularly require capital expenditures to expand operations, maintain equipment, increase operating efficiency and comply with environmental laws, leading to high fixed costs, including depreciation expense. Also, increased regulatory focus could lead to higher costs in the future. We are limited in our ability to reduce fixed costs quickly in response to reduced demand for our products and these fixed costs may not be fully absorbed, resulting in higher average unit costs and lower gross margins if we are not able to offset this higher unit cost with price increases. Alternatively, we may be limited in our ability to quickly respond to unanticipated increased demand for our products, which could result in an inability to satisfy demand for our products and loss of market share.

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

Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which could adversely impact our business, financial condition and results of operations. Continued and increased government and public emphasis on environmental issues is expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations, and changes in their interpretation, may require substantial capital expenditures or may require or cause us to modify or curtail our operations, which may have a material adverse impact on our business, financial condition and results of operations.

ITEM 1A.	RISK FACTORS (continued)

We are subject to risks associated with our international operations.

We sell products and operate plants throughout the world. Our international sales and operations are subject to risks and uncertainties, including:

•	possible government legislation;

•	difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

•	unexpected changes in regulatory environments;

•	economic and political conditions;

•	tax rates that may exceed those in the United States;

•	tax inefficiencies and currency exchange controls that may adversely impact our ability to repatriate cash from non-United States subsidiaries;

•	the imposition of tariffs or other import or export restrictions;

•	costs and availability of shipping and transportation;

•	nationalization of properties by foreign governments; and

•	currency exchange rate fluctuations between the United States dollar and foreign currencies.

As we continue to expand our business globally, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely impact our business outside the United States and our financial condition and results of operations.

If our efforts in acquiring and integrating other businesses, establishing joint ventures or expanding our production capacity are not successful, our business may not grow.

We may face difficulties associated with growing our business through acquisitions, joint ventures or the expansion of our production capacity. Our ability to grow our business through these investments depends upon our ability to identify, negotiate and finance suitable arrangements. If we cannot successfully execute on our investments on a timely basis, we may be unable to generate sufficient revenue to offset acquisition, integration or expansion costs, we may incur costs in excess of what we anticipate, and our expectations of future results of operations, including cost savings and synergies, may not be achieved. Acquisitions, joint ventures and production capacity expansions involve substantial risks, including:

•	unforeseen difficulties in operations, technologies, products, services, accounting and personnel;

•	diversion of financial and management resources from existing operations;

•	unforeseen difficulties related to entering geographic regions or markets where we do not have prior experience;

•	risks relating to obtaining sufficient equity or debt financing;

ITEM 1A.	RISK FACTORS (continued)

•	potential loss of key employees; and

•	potential loss of customers.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally. Future acquisitions and investments could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of our investments may not materialize.

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

Our products are used and have been used in a wide variety of residential and commercial applications. We face an inherent business risk of exposure to product liability or other claims in the event our products are alleged to be defective or that the use of our products is alleged to have resulted in harm to others or to property. We may in the future incur liability if product liability lawsuits against us are successful. Moreover, any such lawsuits, whether or not successful, could result in adverse publicity to us, which could cause our sales to decline.

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

ITEM 1A.	RISK FACTORS (continued)

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

A few financial institutions and the Asbestos Personal Injury Trust formed as part of the Predecessor’s emergence from Chapter 11 bankruptcy proceedings in 2006 (the “Asbestos PI Trust”) own substantial amounts of our outstanding common stock. Large holders, such as these parties, may be able to affect matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. In addition, our bylaws give the Asbestos PI Trust the right to nominate two directors for as long as it holds shares representing at least 1% of our common stock.

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

We may pay no cash dividends on our common stock.

The payment of any future cash dividends to our stockholders will depend on decisions that will be made by our Board of Directors and will depend on then existing conditions, including our operating results, financial conditions, contractual restrictions, corporate law restrictions, capital agreements, applicable laws of the State of Delaware and business prospects. We may pay no cash dividends for the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Owens Corning has nothing to report under this Item.

ITEM 2.	PROPERTIES

Composites

Our Composites segment operates out of 37 manufacturing facilities. Principal manufacturing facilities for our Composites segment, all of which are owned by us except the Ibaraki, Japan facility, which is leased, include the following:

Amarillo, Texas	Ibaraki, Japan
Anderson, South Carolina	Jackson, Tennessee
Besana, Italy	Kimchon, Korea
Chambery, France	L’Ardoise, France
Gous, Russia	Rio Claro, Brazil
Hangzhou, Zhejiang, China	Vado Ligure, Italy

Building Materials

Our Building Materials segment operates out of 67 manufacturing facilities, primarily in North America. These facilities are summarized below by each of the businesses within our Building Materials segment.

Our Insulation business operates out of 29 manufacturing facilities. Principal manufacturing facilities for our Insulation business, all of which are owned, include the following:

Delmar, New York	Newark, Ohio
Edmonton, Alberta, Canada	Rockford, Illinois
Fairburn, Georgia	Santa Clara, California
Guangzhou, Guandong, China	Tallmadge, Ohio
Kansas City, Kansas	Toronto, Ontario, Canada
Mexico City, Mexico	Waxahachie, Texas

Our Roofing business operates out of 28 manufacturing facilities. Principal manufacturing facilities for our Roofing business, all of which are owned by us, include the following:

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

On September 1, 2006, various members of the Investment Review Committee of the Predecessor were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor the Predecessor is named in the lawsuit but such individuals would have a contingent indemnification claim against the Predecessor. The suit, brought by former employees of the Predecessor, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in a Predecessor company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the defendants’ Motion for Summary Judgment. On April 15, 2008, the defendants filed a Motion for Reconsideration. On December 24, 2008, the court granted the defendants’ Motion for Reconsideration and dismissed the action. On January 9, 2009, the plaintiffs filed a Motion to Amend Judgment. On February 6, 2009, the defendants filed an Opposition to Plaintiff’s Motion to Amend Opinion and Order of Judgment. On June 3, 2009, the plaintiffs filed a Notice of Appeal in the United States Court of Appeals for the Sixth Circuit. Oral argument was held on March 11, 2010. On September 27, 2010, the United States Court of Appeals for the Sixth Circuit affirmed the judgment of the United States District Court.

Certain of the defendants in the lawsuit described above are officers or directors of the Company.

ITEM 4.	Removed and reserved

EXECUTIVE OFFICERS OF OWENS CORNING

The name, age and business experience during the past five years of Owens Corning’s executive officers as of February 16, 2011 are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning or the Predecessor during the past five years except as indicated. Unless otherwise noted, all positions provided below refer to positions held with the Predecessor for periods through October 31, 2006, and with Owens Corning for periods thereafter.

Name and Age	Position*
Charles E. Dana (55)	Group President, Building Materials since December 2010; formerly Group President, Composite Solutions (2008) and Vice President and President, Composite Solutions Business.

Arnaud Genis (46)	Group President, Composite Solutions since December 2010; formerly Vice President and Managing Director, European Composite Solutions Business (2007), President of Saint-Gobain Reinforcement and Composites Business and Textile Solutions Business, Paris (2006), President of Saint-Gobain Textile Solutions Business, Paris.

David L. Johns (52)	Senior Vice President and Chief Information Technology Officer since December 2009; formerly Senior Vice President and Chief Supply Chain and Information Technology Officer.

Stephen K. Krull (46)	Senior Vice President, General Counsel and Secretary since February 2003.

Mark W. Mayer (53)	Vice President and Chief Accounting Officer since December 2007; formerly Vice President Corporate Accounting and External Reporting.

Duncan J. Palmer (45)	Senior Vice President and Chief Financial Officer since September 2007; formerly Vice-President, Upstream Commercial Finance for Shell International Exploration and Production BV (2007) and Vice-President Finance Global Lubricants for the Royal Dutch Shell Group of Companies.

Daniel T. Smith (45)	Senior Vice President, Human Resources since September 2009; formerly Executive Vice President/Chief Administrative Officer, Borders Group, Inc. (2009), Executive Vice President, Human Resources, Borders Group, Inc. (2006), and Senior Vice President, Human Resources, Borders Group, Inc.

Michael H. Thaman (46)	President and Chief Executive Officer since December 2007 and also Chairman of the Board since April 2002; formerly also Chief Financial Officer until September 2007. Director since January 2002.

*	Information in parentheses indicates year during the past five years in which service in position began. The last item listed for each individual represents the position held by such individual at the beginning of the five year period.

Part II

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Owens Corning’s common stock trades on the New York Stock Exchange under the symbol “OC.” The following table sets forth the high and low sales prices per share of Owens Corning common stock for each quarter from January 1, 2009 through December 31, 2010:

Period	High	Low
First Quarter 2009	$18.66	$5.08
Second Quarter 2009	$20.73	$8.61
Third Quarter 2009	$26.26	$11.74
Fourth Quarter 2009	$26.80	$20.09
First Quarter 2010	$26.83	$22.56
Second Quarter 2010	$37.36	$25.59
Third Quarter 2010	$32.88	$23.05
Fourth Quarter 2010	$31.58	$25.54

Holders of Common Stock

The number of stockholders of record of Owens Corning’s common stock on January 31, 2011 was 406.

Cash Dividends

Owens Corning did not pay cash dividends on its common stock during the two most recent years. The payment of any future cash dividends to our stockholders will depend on decisions that will be made by our Board of Directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, corporate law restrictions, capital requirements, the applicable laws of the State of Delaware and business prospects. Although our Board of Directors is expected to consider from time to time the payment of quarterly cash dividends, there can be no assurance we will pay any cash dividend, or if declared, the amount of such cash dividend.

As a consequence of certain provisions of the Company’s senior notes and senior credit facilities, the Company and its subsidiaries are subject to certain restrictions on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Owens Corning has nothing to report under this Item.

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during the three months ended December 31, 2010:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
October 1-31, 2010	—		$—	—	8,211,297
November 1-30, 2010	—		—	—	8,211,297
December 1-31, 2010	733,102		31.03	550,000	7,661,297

Total	733,102	*	$31.03	550,000

*	The Company retained 183,102 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.
**	On August 4, 2010, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning’s outstanding common stock. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 6.	SELECTED FINANCIAL DATA

	Successor (a)					Predecessor (a)
	Twelve Months Ended Dec. 31, 2010 (b)	Twelve Months Ended Dec. 31, 2009 (c)	Twelve Months Ended Dec. 31, 2008 (d)	Twelve Months Ended Dec. 31, 2007 (e)	Two Months Ended Dec. 31, 2006 (f)	Ten Months Ended Oct. 31, 2006 (g)
	(in millions, except per share amounts)
Statement of Earnings (Loss) Data
Net sales	$4,997	$4,803	$5,847	$4,978	$772	$4,627
Gross margin	$956	$849	$922	$776	$84	$914
Marketing and administrative expenses	$516	$522	$617	$498	$86	$408
Earnings (loss) from continuing operations before interest and taxes	$206	$192	$234	$144	$(76)	$479
Interest expense, net	$110	$111	$116	$122	$29	$241
Gain on settlement of liabilities subject to compromise	$—	$—	$—	$—	$—	$(5,864)
Fresh-start accounting adjustments	$—	$—	$—	$—	$—	$(2,919)
Income tax expense (benefit)	$(840)	$14	$931	$(8)	$(35)	$991
Earnings (loss) from continuing operations	$940	$67	$(811)	$29	$(70)	$8,034
Earnings (loss) from discontinued operations (h)	$—	$—	$—	$69	$(11)	$127
Net earnings (loss) attributable to Owens Corning	$933	$64	$(813)	$95	$(85)	$8,157

Amounts attributable to Owens Corning common stockholders:
Earnings (loss) from continuing operations, net of tax	$933	$64	$(813)	$26	$(74)	$8,030
Discontinued operations, net of tax	—	—	—	69	(11)	127

Net earnings (loss) attributable to Owens Corning	$933	$64	$(813)	$95	$(85)	$8,157

Basic earnings (loss) per common share attributable to Owens Corning common stockholders
Earnings (loss) from continuing operations	$7.43	$0.51	$(6.38)	$0.20	$(0.58)	$145.20
Earnings (loss) from discontinued operations	—	—	—	0.54	(0.09)	2.30

Basic earnings (loss) per common share	$7.43	$0.51	$(6.38)	$0.74	$(0.67)	$147.50

Diluted earnings (loss) per common share attributable to Owens Corning common stockholders
Earnings (loss) from continuing operations	$7.37	$0.50	$(6.38)	$0.20	$(0.58)	$134.06
Earnings (loss) from discontinued operations	—	—	—	0.54	(0.09)	2.12

Diluted earnings (loss) per common share	$7.37	$0.50	$(6.38)	$0.74	$(0.67)	$136.18

Weighted-average common shares
Basic	125.6	124.8	127.4	128.4	128.1	55.3
Diluted	126.6	127.1	127.4	129.0	128.1	59.9

Balance Sheet Data
Total assets	$7,158	$7,167	$7,222	$7,851	$8,450	$8,857
Long-term debt, net of current portion	$1,629	$2,177	$2,172	$1,993	$1,296	$1,300
Total equity	$3,686	$2,853	$2,780	$4,004	$3,710	$3,911

No dividends were declared or paid for any of the periods presented above.

ITEM 6.	SELECTED FINANCIAL DATA (continued)

(a)	The Company adopted fresh-start accounting on October 31, 2006. Fresh-start accounting requires that the reporting entity allocate the reorganization value of the company to its assets and liabilities in a manner similar to the manner done in an acquisition. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of Owens Corning and its subsidiaries for the periods following October 31, 2006 (“Successor”) and of Owens Corning Sales, LLC and its subsidiaries for the periods through October 31, 2006 (“Predecessor”).
(b)	During 2010, the Successor recorded impairment charges of $117 million, $40 million of charges related to cost reduction actions and related items (comprised of $29 million of severance costs and $11 million of other costs), and charges of $13 million of integration costs related to the acquisition of Saint-Gobain’s reinforcement and composite fabrics business in 2007 (“2007 Acquisition”).
(c)	During 2009, the Successor recorded $53 million of charges related to cost reduction actions and related items (comprised of $34 million of severance costs, and $19 million of other costs, inclusive of $13 million of accelerated depreciation), charges of $33 million of integration costs related to the 2007 Acquisition, and $29 million for charges related to our employee emergence equity program.
(d)	During 2008, the Successor recorded $85 million of integration costs related to the 2007 Acquisition (including charges of $10 million to impair assets related to the divestiture in 2008 of two composite manufacturing plants (“2008 Divestiture”)), $26 million of expenses related to our employee emergence equity program, $9 million in expenses related to leases of certain precious metals used in production tooling, $7 million for charges related to cost reduction actions and a gain of $48 million related to the sale of certain precious metals used in production tooling.
(e)	During 2007, the Successor recorded $54 million for charges related to cost reduction actions and related items (comprised of $28 million of charges related to severance and $26 million of other costs, which is inclusive of $21 million of accelerated depreciation), charges of $101 million of integration and transaction costs related to the 2007 Acquisition (including $60 million of charges to impair assets related to the 2008 Divestiture and charges of $12 million related to the impact of inventory write-up) and $37 million of expenses related to our employee emergence equity program.
(f)	During the two months ended December 31, 2006, the Successor recorded $32 million for charges related to cost reduction actions and related items (comprised of $20 million of charges related to cost reduction actions and $12 million of other costs), $6 million of transaction costs related to the 2007 Acquisition, charges of $10 million for Chapter 11-related reorganization expenses, charges of $91 million related to the impact of fresh-start accounting (comprised of $70 million related to the impact of inventory write-up and $21 million related to the write-off of in-process research and development) and $6 million of expenses related to our employee emergence equity program.
(g)	During the ten months ended October 31, 2006, the Predecessor recorded income of $34 million for charges related to cost reduction actions and related items (comprised of $12 million of charges related to cost reduction actions, $45 million of gains on the sale of certain precious metals used in production tooling, and $1 million of other gains), $7 million of transaction costs related to the 2007 Acquisition, charges of $45 million for Chapter 11-related reorganization expenses, income of $13 million for asbestos-related insurance recoveries and $247 million for accrued post petition interest.
(h)	Discontinued operations consist of the Company’s Siding Solutions business and Fabwel unit, which were both sold during the third quarter of 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

In 2010, we generated $381 million in adjusted earnings before interest and taxes, despite continued weakness in many of our end markets, and $933 million in net earnings attributable to Owens Corning, driven by the reversal of a valuation allowance against certain of the Company’s United States deferred tax assets.

The diversity of our portfolio of businesses served us well. Our Composites segment grew EBIT by $208 million for the year as the business delivered significant operating leverage on higher global demand. Despite weak U.S. markets in our Building Materials segment, we were able to sustain strong performance in our Roofing business and improve selling prices in our Insulation business. See below for further information regarding Adjusted EBIT, including a reconciliation to net earnings (loss) attributable to Owens Corning.

In our Composites segment, the positive trend in demand demonstrated during 2009 continued throughout 2010 leading to an increase in sales of 17 percent over 2009. The higher level of global demand, which supported increased utilization of our production capacity and favorable pricing, drove a $208 million improvement in EBIT over 2009 for the segment.

In our Building Materials segment, our Roofing business continued to perform well and delivered EBIT margins of 22 percent, despite the United States market demand for roofing shingles being down approximately 10 percent in 2010 compared to 2009. In the Insulation business, challenging market conditions more than offset our pricing actions and disciplined capacity management.

During 2010, we continued our focus on generating cash and maintaining a strong balance sheet with ample liquidity. We generated $488 million in cash flow from operating activities. These results are primarily due to the performance of our Composites segment and Roofing business as well as our favorable tax position.

We repurchased 4.2 million shares of the Company’s stock for $117 million during the year under previously announced share repurchase programs. As of December 31, 2010, we have 7.7 million shares available for repurchase under the remaining program.

At the end of 2010, we had $739 million available on our $800 million senior revolving credit facility, and cash on hand of $52 million. As a result of our refinancing in the second quarter 2010, we have no significant debt maturities until 2014.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Twelve Months Ended Dec. 31,
	2010	2009	2008
Net sales	$4,997	$4,803	$5,847
Gross margin	$956	$849	$922
% of net sales	19%	18%	16%
Charges related to cost reduction actions	$29	$34	$7
Employee emergence equity program expense	$—	$29	$26
Earnings before interest and taxes	$206	$192	$234
Interest expense, net	$110	$111	$116
Income tax expense (benefit)	$(840)	$14	$931
Net earnings (loss) attributable to Owens Corning	$933	$64	$(813)

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

2010 Compared to 2009: Net sales increased in 2010 as compared to 2009, driven by higher net sales in our Composites segment. This increase was partially offset by lower net sales across our Building Materials segment as a result of overall weakness within these markets.

2009 Compared to 2008: Net sales decreased in 2009 as compared to 2008, driven by lower net sales in our Composites segment and in our Insulation business. Overall demand for our products was lower in 2009 as a result of continued weakness in the United States housing market and the global economy.

GROSS MARGIN

2010 Compared to 2009: Gross margin as a percentage of sales improved in 2010 as compared to 2009. This improvement was primarily the result of gross margin improvements in our Composites business. The increase in gross margin percentage was tempered by margin declines in our Roofing business. Despite this decline, the business still delivered EBIT margins in excess of 20 percent for the year.

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

CHARGES RELATED TO COST REDUCTION ACTIONS

2010 Compared to 2009: Charges related to cost reduction actions were lower in 2010 compared to 2009. During 2010, as part of our continuing review of our manufacturing network, we took actions to further balance global capacity and respond to market conditions.

2009 Compared to 2008: Charges related to cost reduction actions were higher in 2009 compared to 2008. During 2009, we took significant actions to reduce production and lower operating costs in response to weak market conditions, resulting in severance charges.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EMPLOYEE EMERGENCE EQUITY PROGRAM EXPENSE

2010 Compared to 2009: As part of our 2006 emergence from bankruptcy, we established a one-time employee emergence equity program. The cost of this program was amortized over a vesting period of three years beginning in November 2006. The cost related to this program was fully amortized by the end of 2009.

EARNINGS BEFORE INTEREST AND TAXES

2010 Compared to 2009: In addition to the items noted above, year-over-year comparability of earnings before interest and taxes were impacted by the sale of Masonry Products, which resulted in total charges of $114 million, and other indefinite lived asset impairment charges of $10 million in 2010 which was recorded as other expenses (income) on the Consolidated Statements of Earnings (Loss).

2009 Compared to 2008: In addition to the items noted above, year-over-year comparability of earnings before interest and taxes were impacted by gains on sales of certain precious metals used in production tooling. In 2009, we recorded a $6 million gain on the sale of certain precious metals used in production tooling. In 2008, we recorded gains of $48 million on such sales. These items were recorded in other expenses (income) on the Consolidated Statements of Earnings (Loss).

INTEREST EXPENSE, NET

2010 Compared to 2009: Interest expense was generally flat between 2010 and 2009.

2009 Compared to 2008: Interest expense in 2009 was in line with that of 2008. Higher average borrowing levels in 2009 were offset by lower weighted-average interest rates.

INCOME TAX EXPENSE

Income tax benefit for 2010 was $840 million. The income tax benefit was the result of reversing $937 million of the valuation allowance primarily related to the Company’s United States federal and state deferred tax assets. The valuation allowance was originally established in 2008 based primarily on negative evidence of the Company’s losses before income taxes in the United States during 2007 and 2008. Other negative evidence considered at the time was the Company’s then estimates for near-term results in the United States. Financial performance in the United States during that time period was adversely impacted by the decline in United States housing starts. Since that time, earnings performance in our United States operations has strengthened and has resulted in positive cumulative earnings in recent years as of June 30, 2010, which was the primary evidence used in determining to reverse the valuation allowance in the second quarter. Other positive evidence considered was the Company’s forecast, which indicates the Company’s positive earnings trend will continue in the long-term.

After the removing the effect of valuation allowances during 2010, the effective tax rate was 69%. The difference between the 69% effective tax rate and the statutory tax rate of 35% is primarily attributable to increases in global tax reserves and the impact of the goodwill impairment. The effective rate was decreased by the benefit of lower foreign tax rates and various tax planning initiatives, which have significantly reduced our cash taxes and tax provision related to our international operations.

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

Income tax expense for 2008 was $931 million primarily due to a non-cash charge of $906 million to establish an accounting valuation allowance against our United States deferred tax assets, related to our net operating losses. After the removing the effect of valuation allowances during 2008, the effective tax rate was 15%. The difference between this effective rate and the federal statutory tax rate of 35% was primarily attributable to various tax planning initiatives implemented in 2007 through 2008 which have significantly reduced our cash taxes and tax provision related to our international operations.

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

Adjusting items are shown in the table below (in millions):

	Twelve Months Ended Dec. 31,
	2010	2009	2008
Net precious metal lease expense	$(2)	$—	$(9)
Charges related to cost reduction actions and related items	(40)	(53)	(7)
Acquisition integration and transaction costs	(13)	(33)	(85)
Gains (losses) on sales of assets and related charges	(120)	(1)	33
Employee emergence equity program expense	—	(29)	(26)

Total adjusting items	$(175)	$(116)	$(94)

The reconciliation from net earnings (loss) attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Twelve Months Ended Dec. 31,
	2010	2009	2008
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$933	$64	$(813)
Less: Net earnings attributable to noncontrolling interests	7	3	2

NET EARNINGS (LOSS)	940	67	(811)
Equity in net earnings of affiliates	4	—	2
Income tax expense (benefit)	(840)	14	931

EARNINGS BEFORE TAXES	96	81	118
Interest expense, net	110	111	116

EARNINGS BEFORE INTEREST AND TAXES	206	192	234
Less: adjusting items from above	(175)	(116)	(94)

ADJUSTED EBIT	$381	$308	$328

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for our Composites segment (in millions):

	Twelve Months Ended Dec. 31,
	2010	2009	2008
Net sales	$1,906	$1,633	$2,363
% change from prior year	17%	-31%	39%
EBIT	$175	$(33)	$208
EBIT as a % of net sales	9%	-2%	9%
Depreciation and amortization expense	$117	$117	$138

NET SALES

2010 Compared to 2009: Substantially all of the increase in net sales was due to higher sales volumes as global demand improved in 2010. Increases in selling prices also improved net sales for the year. The upward trend in selling prices that began in the fourth quarter 2008 continued during the fourth quarter 2010. As a result, selling prices for all markets within our Reinforcements business at the end of 2010 are approaching levels seen prior to the 2008 global economic downturn.

2009 Compared to 2008: Lower sales volumes, resulting from reduced demand levels, represented approximately two-thirds of the decrease in net sales for 2009 as compared to 2008. The remainder of the decrease in net sales was the result of the inclusion of four months of sales from the 2008 divestiture of certain European manufacturing facilities in 2008 net sales, unfavorable product mix, lower selling prices and unfavorable currency translation.

EBIT

2010 Compared to 2009: EBIT in our Composites segment was $208 million higher in 2010 than in 2009. More than three-fourths of the improvement was driven by higher sales volumes, including the impact of improved utilization of our production capacity. As a result of improvements in demand and actions we took during 2009, our capacity utilization at the end of 2010 was in-line with the high levels seen in the first three quarters of 2008. Higher selling prices accounted for the remainder of the increase. These improvements resulted in Composites achieving 12 percent EBIT margin for the fourth quarter of 2010.

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

OUTLOOK

We believe that demand in this segment will grow as global industrial demand increases. However, the rate and extent of the market growth is expected to vary among products, end-use markets and geographic regions. Our new Reinforcements facility in China has begun operations and will contribute to segment profitability in 2011.

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense (in millions) for the Building Materials segment and our businesses within this segment. Changes have been made to reflect the sale of Masonry Products. Prior period amounts have been recast to reflect the inclusion of the Construction Services and Building Materials Europe businesses within Insulation. Other primarily consists of Masonry Products:

	Twelve Months Ended Dec. 31,
	2010	2009	2008
Net sales
Insulation	$1,309	$1,324	$1,625
Roofing	1,847	1,898	1,863
Other	87	92	168

Total Building Materials	$3,243	$3,314	$3,656

% change from prior year	-2%	-9%	6%
EBIT
Insulation	$(102)	$(96)	$8
Roofing	405	530	185
Other	(22)	(33)	(18)

Total Building Materials	$281	$401	$175

EBIT as a % of net sales	9%	12%	5%
Depreciation and amortization expense
Insulation	$117	$122	$121
Roofing	42	42	42
Other	9	10	10

Total Building Materials	$168	$174	$173

NET SALES

2010 Compared to 2009: Net sales in our Building Materials segment were lower in 2010, primarily due to lower net sales in our Roofing business.

In our Roofing business, 2010 net sales were down slightly from 2009. Nearly all of the decrease in net sales for 2010 as compared to the same period 2009 was due to lower sales volumes. Weakness in market demand that began late in the second quarter 2010 persisted throughout the remainder of the year. Selling prices for our roofing shingle products were down slightly in 2010 as compared to 2009. However, this was offset by increases in selling prices to our external asphalt customers. Selling prices of our roofing products have been relatively stable since the fourth quarter 2008, with some fluctuation quarter to quarter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In our Insulation business, net sales were relatively stable year-over-year. Higher selling prices, and the impact of foreign currency translation, were offset by lower sales volumes. Our Insulation business includes a diverse portfolio with a geographic mix of United States, Canada, Asia-Pacific and Latin America, a market mix of residential, commercial, industrial and other markets, and a channel mix of retail, contractor and distribution. The lower sales volumes in 2010 were driven by the absence of demand from the 2009 Australian stimulus and broad weakness in our end markets, predominantly in our retail channels.

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

In our Insulation business, lower sales volumes represented more than three-fourths of the decline in net sales. Demand was down primarily as a result of the lower level of housing starts. Our experience is that our residential insulation demand lags United States residential housing starts by approximately three months. Lagged United States housing starts for 2009 (the period from October 1, 2008 through September 30, 2009) were 43 percent lower than those for the same period one year earlier according to data reported by the United States Census Bureau. In aggregate, the diverse portfolio within our insulation business moderated the impact of lower United States housing starts on overall Insulation demand.

EBIT

2010 Compared to 2009: Substantially all of the decrease in EBIT during the year is the result of lower profitability within the Roofing business.

In our Roofing business, unit margins were lower due to higher raw material costs, particularly asphalt, and slightly lower selling prices. This accounted for more than three-fourths of the year-over-year decrease in EBIT. During 2010, the business improved EBIT due to manufacturing productivity improvements, primarily in material cost take out. However, these gains were more than offset by lower volumes that resulted from market weakness that began in the second quarter 2010.

In our Insulation business, EBIT was relatively flat in 2010 compared to 2009. Higher selling prices and favorable product mix increased EBIT by more than $40 million from 2009. This impact was offset by lower sales volumes, including underutilization of our production capacity, and material inflation.

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

OUTLOOK

Fourth quarter 2010 United States housing starts were generally flat from the fourth quarter 2009, and therefore we expect new residential construction related market demand in our Building Materials segment to be relatively flat in the first quarter 2011. As compared to the first quarter 2010, we expect overall demand weakness to continue through at least the first half 2011, as the timing and pace of any recovery of the United States housing market in 2011 remains uncertain.

In our Roofing business, we have sustained significant margin improvements over recent years through price discipline and gains in manufacturing productivity and material efficiencies. We expect that these margin improvements we have made will continue to drive profitability despite weak demand. Uncertainties that may impact our Roofing gross margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

In our Insulation business, we believe the geographic, product, and channel mix of our portfolio will help moderate the impact of continued demand-driven weakness associated with new construction in 2011. Should the recovery of new construction be sooner and faster than anticipated, we are prepared to respond to increased demand by bringing additional production capacity back on-line. Conversely, we are prepared to take further actions to reduce our production if further weakening occurs.

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Twelve Months Ended Dec. 31,
	2010	2009	2008
Net precious metal lease expense	$(2)	$—	$(9)
Charges related to cost reduction actions and related items	(40)	(53)	(7)
Acquisition integration and transaction costs	(13)	(33)	(85)
Gains (losses) on sales of assets and related charges	(120)	(1)	33
Employee emergence equity program expense	—	(29)	(26)
General corporate expense	(75)	(60)	(55)

EBIT	$(250)	$(176)	$(149)

Depreciation and amortization	$35	$34	$20

EBIT

2010 Compared to 2009: During 2010 we recorded $124 million in charges related to the sale of Masonry Products and the impairment of other indefinite lived intangible assets. See Note 5 and 9 to the Consolidated Financial Statements for items included in gains (losses) on sale of assets and related items. Acquisition integration and transaction costs were lower in 2010 than 2009 as integration work associated with the 2007 Acquisition was completed. Our employee emergence equity was fully amortized in 2009. See Note 14 to the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consolidated Financial Statements for charges related to cost reduction actions and related items. General corporate expense for 2010 was driven by increased foreign currency transaction losses and other general corporate expenses.

2009 Compared to 2008: During 2009, we took significant actions to reduce production and lower operating costs in response to weak market conditions, resulting in severance and other related charges of $53 million. Acquisition integration and transaction costs were lower in 2009 than 2008 because the majority of the integration work was completed before 2009 and the 2008 charges include a $10 million impairment related to the 2008 Divestiture. In 2009, we recorded a $6 million gain on the sale of certain precious metals used in production tooling, while in 2008, we recorded gains of $48 million on such sales.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. Our full year performance improved 23% in 2010 over our performance in 2009.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We have an $800 million senior revolving credit facility, which does not mature until May of 2014 and serves as our primary source of liquidity. During 2010, we repaid the $600 million term loan and refinanced the prior senior revolving credit facility. We have no other significant debt maturities before 2014. As of December 31, 2010, we had $739 million available on the senior revolving credit facility and $1.6 billion of total debt and cash-on-hand of $52 million.

We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our senior revolving credit facility, will provide ample liquidity to allow us to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations and reducing outstanding amounts under the senior credit facility. We have an outstanding share repurchase authorization and will evaluate and consider repurchasing shares of our common stock as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity or generate proceeds.

While the economic environment has greatly improved, we are closely monitoring the potential impact of changes in the operating conditions of our customers on our operating results. To date, changes in the operating conditions of our customers have not had a material adverse impact on our operating results; however, it is possible that we could experience material losses in the future if current economic conditions continue or worsen.

The credit agreement applicable to our senior revolving credit facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that we believe are usual and customary for agreements of this type. We were well within compliance with these covenants as of December 31, 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Twelve Months Ended Dec. 31,
	2010	2009	2008
Cash balance	$52	$564	$236
Cash provided by operating activities	$488	$541	$193
Cash used for investing activities	$(249)	$(204)	$(162)
Cash provided by (used for) financing activities	$(750)	$(17)	$67
Unused committed credit lines	$739	$946	$615

Operating activities: In 2010, we generated $488 million of cash from operating activities compared to $541 million in 2009. Composites earnings performance in 2010 partially offset the $134 million of working capital reductions that we were able to achieve in 2009.

Investing activities: The increase in cash used for investing activities in 2010 compared to 2009 is the result of additional capital expenditures. In 2010 we spent $314 million in capital expenditures, which included our new Reinforcement facility in China as compared to $243 million in 2009. This was partially offset by higher proceeds received from the sale of assets during 2010, primarily driven by the sale of Masonry Products.

Financing activities: In 2010, we used $733 million more in financing activities than in 2009. This change was primarily due to the repayment of our $600 million senior term loan and the repurchase of 4.2 million shares of the Company’s stock for $117 million during 2010.

2011 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2011 are expected to be greater than depreciation and amortization. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of December 31, 2010, our federal tax net operating losses remaining were $2.4 billion. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

As discussed previously, the Company reversed $937 million of valuation allowance primarily related to its United States federal and state deferred tax assets. This reversal was the result of our strong earnings performance in our United States operations during 2009 and the first half of 2010, as well as favorable forecasts. The reversal of this valuation allowance has no impact on our cash flow or liquidity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In addition to the United States net operating losses described above, we have net operating losses in various foreign jurisdictions, which totaled $552 million as of December 31, 2010. Our ability to utilize these net operating losses may be limited as a result of certain events, such as insufficient future taxable income prior to expiration of the net operating losses. Should we determine that it is likely that our recorded net operating loss benefits are not realizable, we would be required to reduce the net operating loss tax benefits reflected on our Consolidated Financial Statements to the net realizable amount by establishing an accounting valuation allowance and recording a corresponding charge to current earnings. To date, we have recorded valuation allowances against certain of these deferred tax assets.

Pension contributions

The Company has several defined benefit pension plans. The Company made cash contributions of $32 and $43 million to the plans during the twelve months ended December 31, 2010 and 2009, respectively. The Company expects to contribute $112 million in cash to its pension plans during 2011. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

Derivatives

To mitigate some of the near-term volatility in our earnings and cash flows, we use financial and derivative instruments to manage certain exposures, principally energy- and interest-related. Going forward, the results of these practices could be positive, neutral or negative in any period depending on relevant price changes.

Our policy is to hedge up to 75% of our total forecasted natural gas exposures for the next two months, up to 50% for the following four months, and lesser amounts for the remaining periods. We currently have hedged a portion of our exposures for the next 15 months. These hedges will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures.

Our current practice is to manage our interest rate exposure by balancing the mixture of our fixed and variable rate instruments. We utilize, among other strategies, interest rate swaps to achieve this balance in interest rate exposures. In 2009, we entered into interest rate swaps to convert $500 million of our fixed rate debt due in 2016 to a variable rate based on LIBOR.

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

CONTRACTUAL OBLIGATIONS

In the ordinary course of business, the Company enters into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2010 are as follows (in millions):

	Payments due by period
	2011	2012	2013	2014	2015	2016 and Beyond	Total
Long-term debt obligations	$2	$3	$3	$15	$5	$1,555	$1,583
Interest on fixed rate debt	83	83	83	83	83	947	1,362
Interest on variable rate debt (1)	21	24	29	34	38	40	186
Capital lease obligations	3	3	3	3	3	37	52
Operating lease obligations	49	37	27	22	15	79	229
Purchase obligations (2)	168	42	21	14	9	62	316
Pension contributions (3)	112	74	78	68	65	62	459

Total (4)	$438	$266	$244	$239	$218	$2,782	$4,187

(1)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2010 for all future periods including the expected effect of interest rate swaps using the projected market forward interest rate curves.
(2)	Purchase obligations are commitments to suppliers to purchase goods or services, and include take-or-pay arrangements, capital expenditures, and contractual commitments to purchase equipment. We did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. We do not believe such purchase orders will adversely affect our liquidity position.
(3)	The 2011 pension contributions are based on estimates the Company currently projects contributions to our pension plans will be. For other years presented, contributions represent the minimum amount that the company is required to contribute to the plan.
(4)	The Company has not included its accounting for uncertainty in income taxes liability in the contractual obligation table as the timing of payment, if any, cannot be reasonably estimated. The balance of this liability at December 31, 2010 was $59 million.

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

The Company has recorded its goodwill and conducted testing for potential goodwill impairment at a reporting unit level. Our reporting units represent a business for which discrete financial information is available and segment management regularly reviews the operating results. There are 10 reporting units within the Company, with nearly 90% of the goodwill recorded in 2 reporting units within the Building Materials operating segment. Generally, fair values for goodwill testing are estimated using a discounted cash flow approach unless circumstances indicate that a better estimate of fair value is available.

Significant estimates in the discounted cash flow approach are cash flow forecasts of our reporting units, the discount rate, the terminal business value and the projected income tax rate. The cash flow forecasts of the reporting units are based upon management’s long-term view of our markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The projected income tax rates utilized are the cash tax rates that a prospective buyer would most likely factor into a fair value calculation for each reporting unit. Key factors considered are the statutory rate for the countries where each reporting unit operates and the implementation of a reasonable level of income tax planning strategies. The terminal business value is determined by applying a business growth factor to the latest year for which a forecast exists. Our annual test of goodwill, which was conducted as of October 1, 2010, resulted in no reporting units that were reasonably close to having a carrying value in excess of its fair value, and thus, no impairment charges being required. As part of our goodwill testing process, we evaluate whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing. For the testing performed in 2010, management concluded that there are no reasonably likely changes that would materially impact the results of the goodwill impairment testing. However, changes in strategic outlook by management on the best use of the company’s asset portfolio or decreases in the Company’s long-term view for any of our reporting units could increase the likelihood of recognizing an impairment charge in the future.

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

Fair values for long-lived asset testing are calculated by estimating the undiscounted cash flows from the use and ultimate disposition of the asset or by estimating the amount that a willing third party would pay. For impairment testing, long-lived assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We group long-lived assets based on manufacturing facilities that produce similar products either globally or within a geographic region. Management tests asset groups for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Current market conditions have caused the Company to have idle capacity. We consider such idled capacity to be unimpaired because there has not been a significant change in the forecasted long-term cash flows at the asset group level to indicate that the carrying values may not be recoverable. While management’s current strategy is to utilize this capacity to meet expected future demand, any significant decrease in this expectation or change in management’s strategy could result in future impairment charges related to this excess capacity. We evaluated and concluded that there are not any reasonably likely changes to management’s estimates that would indicate that the carrying value of our long-lived assets is unrecoverable.

In addition, changes in management intentions, market conditions, operating performance and other similar circumstances could affect the assumptions used in these impairment tests. Changes in the assumptions could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.

In December 2010, management’s strategic outlook on the best use of the Company’s asset portfolio changed. This triggered a requirement to test goodwill and indefinite-lived intangible assets in our Masonry Products and Building Materials Europe reporting units. The testing resulted in a pre-tax impairment charge of $36 million to goodwill, $60 million to indefinite-lived intangible assets and $21 million to long-lived assets in December 2010. In addition to the Masonry Products impairment charges, we recognized a $7 million loss associated with the sale of this business.

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

Two key assumptions that could have a significant impact on the measurement of pension liability and pension expense are the discount rate and expected return on plan assets. For our largest plan, the United States plan, the discount rate used for the December 31, 2010 measurement date was derived by matching projected benefit payments to bond yields obtained from the Citigroup Above Median Pension Discount Curve developed at these respective dates. The Citigroup Above Median Pension Discount Curve is a yield curve developed monthly by Citigroup and is based on corporate bonds rated AA+, AA or AA- by Standard & Poor’s or Aa1, Aa2 or Aa3 by Moody’s. The result supported a discount rate of 5.30% at December 31, 2010 compared to 5.80% at the December 31, 2009 measurement date. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the December 31, 2010 projected benefit obligation for the United States pension plans by approximately $30 million. A 25 basis point increase (decrease) in the discount rate would decrease (increase) 2011 net periodic pension cost by approximately $2 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The expected return on plan assets in the United States was derived by taking into consideration the target plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers. We use the target plan asset allocation because we rebalance our portfolio to target on a quarterly basis. An asset return model was used to develop an expected range of returns on plan investments over a 20 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. This process resulted in the selection of an expected return of 7.75% at the December 31, 2010 measurement date, which is used to determine net periodic pension cost for the year 2011. This assumption is 0.25% lower than the 8.00% return selected at the December 31, 2009 and December 31, 2008 measurement dates. A 25 basis point increase (decrease) in return on plan assets assumption would result in a respective decrease (increase) of 2011 net periodic pension cost by approximately $2 million.

The discount rate for our United States postretirement plan was selected using the same method as described for the pension plan. The result supported a discount rate of 5.05% at December 31, 2010 compared to 5.60% at December 31, 2009. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the United States postretirement benefit obligation by approximately $6 million and decrease (increase) 2011 net periodic postretirement benefit cost by less than $1 million.

The methods corresponding to those described above are used to determine the discount rate and expected return on assets for non-U.S. pension and postretirement plans, to the extent applicable.

ADOPTION OF NEW ACCOUNTING STANDARDS

There were no accounting standards issued during the year that the Company believes would have a material impact on the financial statements.

ENVIRONMENTAL MATTERS

We have been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2010, we had environmental remediation liabilities as a PRP at 19 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2010, our reserve for such liabilities was $9 million.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” “will” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	economic and political conditions, including new legislation or other governmental actions;

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	levels of residential and commercial construction activity;

•	competitive factors;

•	pricing factors;

•	weather conditions;

•	our level of indebtedness;

•	industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;

•	availability and cost of raw materials;

•	availability and cost of credit;

•	interest rate movements;

•	issues related to expansion of our production capacity;

•	issues related to acquisitions, divestitures and joint ventures;

•	our ability to utilize our net operating loss carryforwards;

•	achievement of expected synergies, cost reductions and/or productivity improvements;

•	issues involving implementation of new business systems;

•	foreign exchange fluctuations;

•	research and development activities;

•	difficulties in managing production capacity; and

•	labor disputes.

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

The Company is exposed to the impact of changes in foreign currency exchange rates, interest rates and the prices of various commodities used in the normal course of business. To mitigate some of the near-term volatility in our earnings and cash flows, the Company manages certain of our exposures through the use of certain financial contracts, contracts for physical delivery of a particular commodity, and derivative financial instruments. The Company’s objective with these instruments is to reduce exposure to fluctuations in earnings and cash flows. The Company’s policy enables the use of foreign currency, interest rate and commodity derivative financial instruments only to the extent necessary to manage exposures as described above. The Company does not enter into such transactions for trading purposes.

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

Foreign Exchange Rate Risk

The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company enters into various forward contracts, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. Exposures are primarily related to the Canadian Dollar and European Euro exchange rates versus the U.S. dollar. The net fair value of financial instruments used to limit exposure to foreign currency risk was approximately $3 million and break-even as of December 31, 2010 and 2009 respectively. The potential change in fair value at both December 31, 2010 and 2009 for such financial instruments from an increase (decrease) of 10% in quoted foreign currency exchange rates would be an increase (decrease) of approximately $22 million and $11 million, respectively.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. The Company has a revolving credit facility, other floating rate debt and cash and cash equivalents which are exposed to floating interest rates and may impact cash flow. As of December 31, 2010, the Company had $12 million outstanding on the senior revolving credit facility and the balance of other floating rate debt was $12 million. As of December 31, 2009, the balance of the senior term loan facility, and other floating rate debt was $600 million, and $29 million, respectively. Cash and cash equivalents were $52 million and $564 million at December 31, 2010 and 2009, respectively. A one percentage point increase (decrease) in interest rates at both December 31, 2010 and 2009 would increase (decrease) our annual net interest expense for each period by $1 million.

The fair market value of the Company’s senior notes are subject to interest rate risk. It is estimated that at December 31, 2010, a one percentage point increase (decrease) in interest rates would (decrease) increase the fair market value of the notes due in 2016 by 5%, the notes due in 2019 by 7% and the notes due in 2036 by 13%. At December 31, 2009, it is estimated that a one percentage point increase (decrease) in interest rates would decrease (increase) the fair market value of the notes due in 2016 by 6%, the notes due in 2019 by 7% and the notes due in 2036 by 13%.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

In 2009, the Company entered into fixed to floating interest rate swaps totaling $500 million, designated as a Fair Value hedge of the senior notes due in 2016. A one percentage point increase (decrease) in absolute interest rates would decrease (increase) the fair value of the swaps by $25 million and increase (decrease) annual interest expense by $5 million.

Commodity Price Risk

The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as natural gas, and raw materials, such as asphalt and polystyrene. The Company enters into cash-settled natural gas and crude oil swap contracts to protect against changes in natural gas prices that mature within 15 months; however, no financial instruments are currently used to protect against changes in raw material costs. At December 31, 2010 and 2009, the net fair value of such swap contracts was a liability of approximately $2 million and $3 million, respectively. The potential change in fair value at December 31, 2010 and 2009 resulting from an increase (decrease) of 10% change in the underlying commodity prices would be an increase (decrease) of approximately $3 million and $3 million, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

The Company has entered into several energy supply contracts to fix energy costs at certain facilities. Prior to the first quarter of 2009, none of these contracts were required to be accounted for as a derivative because they met the criteria of the normal purchase scope exception. As a result of first quarter 2009 capacity curtailments taken at certain facilities, the normal purchase scope exception is no longer met for one of these supply contracts. As of December 31, 2010, the net fair value of this contract was a liability of $1 million. The potential change in fair value resulting from an increase (decrease) of 10% change in the underlying commodity prices would be an increase (decrease) of approximately $1 million. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 46 through 89 of this filing are incorporated here by reference.

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

A report of the Company’s management on the Company’s internal control over financial reporting is contained on page 44 hereof and is incorporated here by reference. PricewaterhouseCoopers LLP’s report on the effectiveness of internal control over financial reporting is included in the Report of Independent Registered Public Accounting Firm beginning on page 45 hereof.

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

Information with respect to directors and corporate governance will be presented in the 2011 Proxy Statement in the sections entitled “Information Concerning Directors,” “Governance Information” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference.

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

Information regarding executive officer and director compensation will be presented in the 2011 Proxy Statement under the section entitled “Executive Compensation,” exclusive of the subsection entitled “Compensation Committee Report,” and the section entitled “2010 Non-Employee Director Compensation,” and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in the 2011 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be presented in the 2011 Proxy Statement under the sections entitled “Certain Transactions with Related Persons,” “Review of Transactions with Related Persons,” “Director Qualifications Standards” and “Director Independence,” and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate accounting fees billed and services provided by the Company’s principal accountants for the years ended December 31, 2010 and 2009 are as follows (in thousands)

	2010	2009
Audit Fees (1)	$5,162	$5,340
Audit-Related Fees (2)	32	90
Tax Fees	306	270
All Other Fees (3)	350	121

Total Fees	$5,850	$5,821

(1)	Amounts shown reflect fees for the years ended December 31, 2010 and 2009, respectively.
(2)	The fees included relate primarily to review of the Company’s required franchise disclosure documents in 2010 and 2009 as well as employee benefit plan audits in 2009. Amounts shown reflect fees billed in the years ended December 31, 2010 and 2009.
(3)	Amounts shown include fees related primarily to due diligence work in 2010 and information systems control review in 2009.

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

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

1.	See Index to Consolidated Financial Statements on page 46 hereof.

2.	See Index to Financial Statement Schedules on page 105 hereof.

3.	See Exhibit Index beginning on page 107 hereof.

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

OWENS CORNING

By	/s/ Michael H. Thaman	Date February 16, 2011
Michael H. Thaman,
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael H. Thaman	Date February 16, 2011
Michael H. Thaman,
Chairman of the Board, President, Chief Executive Officer and Director

/s/ Duncan J. Palmer	Date February 16, 2011
Duncan J. Palmer,
Senior Vice President and Chief Financial Officer

/s/ Mark W. Mayer	Date February 16, 2011
Mark W. Mayer,
Vice President and Chief Accounting Officer

/s/ Norman P. Blake, Jr.	Date February 16, 2011
Norman P. Blake, Jr.,
Director

/s/ Gaston Caperton	Date February 16, 2011
Gaston Caperton,
Director

/s/ J. Brian Ferguson	Date February 16, 2011
J. Brian Ferguson,
Director

/s/ Ralph F. Hake	Date February 16, 2011
Ralph F. Hake,
Director

/s/ F. Philip Handy	Date February 16, 2011
F. Philip Handy,
Director

/s/ Landon Hilliard	Date February 16, 2011
Landon Hilliard,
Director

/s/ Ann Iverson	Date February 16, 2011
Ann Iverson,
Director

/s/ James J. McMonagle	Date February 16, 2011
James J. McMonagle,
Director

/s/ W. Howard Morris	Date February 16, 2011
W. Howard Morris,
Director

/s/ Joseph F. Neely	Date February 16, 2011
Joseph F. Neely,
Director

/s/ W. Ann Reynolds	Date February 16, 2011
W. Ann Reynolds,
Director

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

PricewaterhouseCoopers LLP has audited the effectiveness of the internal controls over financial reporting as of December 31, 2010 as stated in their Report of Independent Registered Public Accounting Firm on page 45 hereof.

Based on our assessment, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

/s/ Michael H. Thaman	Date February 16, 2011
Michael H. Thaman,
President and Chief Executive Officer

/s/ Duncan J. Palmer	Date February 16, 2011
Duncan J. Palmer
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Owens Corning:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Owens Corning and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio February 16, 2011

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(in millions, except per share amounts)

	Twelve Months Ended Dec. 31,
	2010	2009	2008
NET SALES	$4,997	$4,803	$5,847
COST OF SALES	4,041	3,954	4,925

Gross margin	956	849	922
OPERATING EXPENSES
Marketing and administrative expenses	516	522	617
Science and technology expenses	76	61	69
Charges related to cost reduction actions	29	34	7
Employee emergence equity program expense	—	29	26
Other expenses (income), net	129	11	(31)

Total operating expenses	750	657	688

EARNINGS BEFORE INTEREST AND TAXES	206	192	234
Interest expense, net	110	111	116

EARNINGS BEFORE TAXES	96	81	118
Less: Income tax expense (benefit)	(840)	14	931
Equity in net earnings of affiliates	4	—	2

NET EARNINGS (LOSS)	940	67	(811)
Less: Net earnings attributable to noncontrolling interests	7	3	2

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$933	$64	$(813)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$7.43	$0.51	$(6.38)
Diluted	$7.37	$0.50	$(6.38)
WEIGHTED-AVERAGE COMMON SHARES
Basic	125.6	124.8	127.4
Diluted	126.6	127.1	127.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions)

	Dec. 31, 2010	Dec. 31, 2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$52	$564
Receivables, less allowances of $19 at Dec. 31, 2010 and $23 at Dec. 31, 2009	546	552
Inventories	620	615
Assets held for sale – current	16	—
Other current assets	174	123

Total current assets	1,408	1,854
Property, plant and equipment, net	2,754	2,806
Goodwill	1,088	1,124
Intangible assets	1,090	1,169
Deferred income taxes	529	31
Assets held for sale – non-current	26	—
Other non-current assets	263	183

TOTAL ASSETS	$7,158	$7,167

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$942	$923
Short-term debt	1	11
Long-term debt – current portion	5	9
Liabilities held for sale – current	7	—

Total current liabilities	955	943
Long-term debt, net of current portion	1,629	2,177
Pension plan liability	378	340
Other employee benefits liability	298	295
Deferred income taxes	75	386
Other liabilities	137	143
Commitments and contingencies
Mandatorily redeemable noncontrolling interest	—	30
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,876	3,847
Accumulated earnings (deficit)	194	(739)
Accumulated other comprehensive deficit	(194)	(185)
Cost of common stock in treasury (c)	(229)	(104)

Total Owens Corning stockholders’ equity	3,648	2,820
Noncontrolling interests	38	33

Total equity	3,686	2,853

TOTAL LIABILITIES AND EQUITY	$7,158	$7,167

(a)	10 shares authorized; none issued or outstanding at Dec. 31, 2010 and Dec. 31, 2009
(b)	400 shares authorized; 133.2 issued and 124.1 outstanding at Dec. 31, 2010; 132.6 issued and 127.8 outstanding at Dec. 31, 2009
(c)	9.1 shares at Dec. 31, 2010 and 4.8 shares at Dec. 31, 2009

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings (Deficit)	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2007	130.8	$1	—	$(1)	$3,784	$10	$173	$37	$4,004

Comprehensive deficit:
Net loss	—	—	—	—	—	(813)	—	2	(811)
Currency translation adjustment	—	—	—	—	—	—	(83)	(5)	(88)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(254)	—	(254)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(19)	—	(19)

Total comprehensive deficit									(1,172)
Purchase accounting adjustments to noncontrolling interests	—	—	—	—	—	—	—	8	8
Purchases of treasury stock	(4.7)	—	4.7	(100)	—	—	—	—	(100)
Stock-based compensation	0.9	—	—	—	40	—	—	—	40

Balance at December 31, 2008	127.0	$1	4.7	$(101)	$3,824	$(803)	$(183)	$42	$2,780

Comprehensive earnings:
Net earnings	—	—	—	—	—	64	—	3	67
Currency translation adjustment	—	—	—	—	—	—	44	1	45
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(64)	—	(64)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	18	—	18

Total comprehensive earnings									66
Changes in subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Transfer of subsidiary shares to MRNCI (d)	—	—	—	—	(21)	—	—	(9)	(30)
Purchases of treasury stock	(0.1)	—	0.1	(3)	—	—	—	—	(3)
Stock-based compensation	0.9	—	—	—	44	—	—	—	44

Balance at December 31, 2009	127.8	$1	4.8	$(104)	$3,847	$(739)	$(185)	$33	$2,853

Comprehensive earnings:
Net earnings	—	—	—	—	—	933	—	7	940
Currency translation adjustment	—	—	—	—	—	—	25	1	26
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(36)	—	(36)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	2	—	2

Total comprehensive earnings									932
Changes in subsidiary shares from noncontrolling interests	—	—	—	—	3	—	—	(3)	—
Stock issuance	0.1	—	—	—	3	—	—	—	3
Purchases of treasury stock	(4.3)	—	4.3	(125)	—	—	—	—	(125)
Stock-based compensation	0.5	—	—	—	23	—	—	—	23

Balance at December 31, 2010	124.1	$1	9.1	$(229)	$3,876	$194	$(194)	$38	$3,686

(a)	Additional Paid in Capital (“APIC”)
(b)	Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)	Noncontrolling Interest (“NCI”)
(d)	Mandatorily Redeemable Noncontrolling Interest (“MRNCI”)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Twelve Months Ended Dec. 31,
	2010	2009	2008
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings (loss)	$940	$67	$(811)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	320	325	331
(Gain) loss on sale of businesses and fixed assets	2	(9)	(51)
Asset Impairments	117	3	11
Deferred income taxes	(867)	17	893
Provision for pension and other employee benefits liabilities	26	40	30
Stock-based compensation expense	23	52	43
Other non-cash	(19)	(15)	(17)
Restricted cash	—	7	2
Change in working capital	15	134	(164)
Pension fund contribution	(32)	(43)	(73)
Payments for other employee benefits liabilities	(26)	(25)	(24)
Other	(11)	(12)	23

Net cash flow provided by operating activities	488	541	193

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(314)	(243)	(434)
Proceeds from the sale of assets or affiliates	65	39	272

Net cash flow used for investing activities	(249)	(204)	(162)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	631	260	1,135
Payments on senior revolving credit facility	(619)	(586)	(955)
Proceeds from long-term debt	5	350	12
Payments on long-term debt	(609)	(15)	(9)
Investment in subsidiaries and affiliates, net of cash acquired	(30)	—	—
Net decrease in short-term debt	(10)	(20)	(16)
Purchases of treasury stock	(120)	(3)	(100)
Other	2	(3)	—

Net cash flow provided by (used for) financing activities	(750)	(17)	67

Effect of exchange rate changes on cash	(1)	8	3

Net increase (decrease) in cash and cash equivalents	(512)	328	101
Cash and cash equivalents at beginning of period	564	236	135

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52	$564	$236

DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$16	$18	$33
Cash paid during the year for interest	$115	$120	$120

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

Reclassifications

Certain reclassifications have been made to the 2009 and 2008 Consolidated Financial Statements and Notes to the Consolidated Financial Statements to conform to the classifications used in 2010.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cost of Sales

Cost of sales includes material, labor, energy and manufacturing overhead costs, including depreciation and amortization expense associated with the manufacture and distribution of the Company’s products. Distribution costs include inbound freight costs; purchasing and receiving costs; inspection costs; warehousing costs; shipping and handling costs, which include costs incurred relating to preparing, packaging, and shipping products to customers; and other costs of the Company’s distribution network. All shipping and handling costs billed to the customer are included as net sales in the Consolidated Statements of Earnings (Loss).

Marketing and Administrative Expenses

Marketing and administrative expenses include selling and administrative costs, including depreciation and amortization expense, not directly associated with the manufacture and distribution of the Company’s products.

Included in marketing and administrative expenses are marketing and advertising costs, which are expensed the first time the advertisement takes place. Marketing and advertising costs include advertising, substantiated customer incentive programs, and marketing communications. Marketing and advertising expenses for the years ended December 31, 2010, 2009 and 2008 were $111 million, $106 million and $131 million, respectively.

Science and Technology Expenses

The Company incurs certain expenses related to science and technology. These expenses include salaries, building and equipment costs, utilities, administrative expenses, materials and supplies associated with the improvement and development of the Company’s products and manufacturing processes. These costs are expensed as incurred.

Earnings (Loss) per Share

Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share reflect the dilutive effect of common equivalent shares and increased shares that would result from the conversion of equity securities. The effects of anti-dilution are not presented.

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

As of December 31, 2010 no customer’s balance represented 10% of the Company’s consolidated trade receivables balance. As of December 31, 2009, one customer’s balance represented 12% of the Company’s consolidated trade receivables balance.

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

Goodwill and Other Intangible Assets

The Company generally uses the income approach to complete an impairment review unless circumstances indicate that a better estimate of fair value is available. This review is performed annually, or when circumstances arise which indicate there may be an impairment. In applying the income approach, the Company performs a discounted cash flow analysis based on its expectations of future net earnings from each reporting unit. Significant assumptions used include projected cash flows, discount rate, projected income tax rate and terminal business value. These inputs are considered Level 3 inputs under the fair value hierarchy as they are the Company’s own data, and are unobservable in the marketplace. See Note 5 to the Consolidated Financial Statements for further discussion.

Identifiable intangible assets with a determinable useful life are amortized over that determinable life. Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $21 million, $21 million and $22 million, respectively. See Note 5 to the Consolidated Financial Statements for further discussion.

Properties and Depreciation

Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Property, plant and equipment accounts are relieved of the cost and related accumulated depreciation when assets are disposed of or otherwise retired. Precious metals used in our production tooling are included in property, plant and equipment and are depleted as they are consumed during the production process. Depletion is recorded in cost of sales on the Consolidated Statements of Earnings (Loss). Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3 percent of the outstanding value. For the years ended December 31, 2010, 2009 and 2008 depreciation expense was $299 million, $304 million and $309 million, respectively.

The range of useful lives for the major components of the Company’s plant and equipment is as follows:

Buildings and leasehold improvements	15 – 40 years
Machinery and equipment
Furnaces	4 – 10 years
Information systems	5 – 10 years
Equipment	5 – 20 years

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

Derivative Financial Instruments

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. To the extent that a derivative is effective as a cash flow hedge, the change in fair value of the derivative is deferred in accumulated other comprehensive deficit (“OCI”). Any portion considered to be ineffective is reported in earnings immediately. To the extent that a derivative is effective as a fair value hedge, the change in the fair value of the derivative is offset by the change in the fair value of the item being hedged in the Consolidated Statements of Earnings (Loss). See Note 4 to the Consolidated Financial Statements for further discussion.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency

The functional currency of the Company’s subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into United States dollars at the period-end rate of exchange, and their Statements of Earnings (Loss) and Statements of Cash Flows are converted on an ongoing basis at the monthly average rate. The resulting translation adjustment is included in accumulated OCI in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statement of Earnings (Loss) as incurred. The Company recorded a foreign currency transaction loss of $8 million, a gain of $8 million and a loss of $1 million during the years ended December 31, 2010, 2009 and 2008, respectively.

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

Building Materials – comprised of our Insulation, Roofing, and Other businesses. Within the Insulation business, the Company manufactures and sells fiberglass insulation into residential, commercial, industrial, and other markets for both thermal and acoustical applications. It also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media and foam insulation used in above- and below-grade construction applications. Insulation also includes construction services, which provides franchise opportunities for the home remodeling and new construction industries as well as Building Materials Europe, which manufactures and sells certain building material products into European markets. Within the Roofing business, the Company manufactures and sells residential roofing shingles and oxidized asphalt materials used in residential and commercial construction and specialty applications. Other includes our United States Masonry Products business (“Masonry Products”), which manufactures and sells stone veneer building products (see Note 9).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

NET SALES

The following table summarizes our net sales by segment and geographic region (in millions). External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Twelve Months Ended Dec. 31,
	2010	2009	2008
Reportable Segments

Composites	$1,906	$1,633	$2,363
Building Materials	3,243	3,314	3,656

Total reportable segments	5,149	4,947	6,019
Corporate eliminations	(152)	(144)	(172)

NET SALES	$4,997	$4,803	$5,847

External Customer Sales by Geographic Region

United States	$3,231	$3,261	$3,728
Europe	573	523	914
Asia Pacific	678	604	674
Canada and other	515	415	531

NET SALES	$4,997	$4,803	$5,847

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

The following table summarizes EBIT by segment (in millions):

	Twelve Months Ended Dec. 31,
	2010		2009		2008
Reportable Segments

Composites	$175		$(33)		$208
Building Materials	281		401		175

Total reportable segments	$456		$368		$383

Corporate, Other and Eliminations

Net precious metal lease expense	$(2)		$—		$(9)
Charges related to cost reduction actions and related items	(40	)(a)	(53	)(c)	(7)
Acquisition integration and transaction costs	(13)		(33)		(85	)(d)
Gains (losses) on sales of assets and related charges	(120	)(b)	(1)		33	(e)
Employee emergence equity program expense	—		(29)		(26)
General corporate expense	(75)		(60)		(55)

EBIT	$206		$192		$234

(a)	Includes $29 million of charges related to cost reduction actions and $11 million of other related items.
(b)	Includes $114 million of charges related to the sale of Masonry Products and $10 million of asset impairments.
(c)	Includes $34 million of charges related to cost reduction actions and $19 million of other related items.
(d)	Includes $75 million of acquisition integration and transaction costs and $10 million of asset impairments.
(e)	Includes $48 million gain on the sale of certain precious metals used in production tooling.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

TOTAL ASSETS AND PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION

The following table summarizes total assets by segment and property, plant and equipment by geographic region (in millions):

	Dec. 31,
TOTAL ASSETS	2010	2009

Reportable Segments

Composites	$2,373	$2,320
Building Materials	3,689	3,841

Total reportable segments	$6,062	$6,161

Reconciliation to consolidated total assets
Cash and cash equivalents	$52	$564
Deferred income taxes	624	31
Investments in affiliates	54	52
Corporate property, plant and equipment and other assets	366	359

CONSOLIDATED TOTAL ASSETS	$7,158	$7,167

PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION
United States	$1,427	$1,518
Europe	544	578
Canada	231	225
Asia Pacific	263	181
Other	289	304

TOTAL PROPERTY, PLANT AND EQUIPMENT	$2,754	$2,806

PROVISION FOR DEPRECIATION AND AMORTIZATION

The following table summarizes the provision for depreciation and amortization by segment (in millions):

	Twelve Months Ended Dec. 31,
	2010	2009	2008
Reportable Segments

Composites	$117	$117	$138
Building Materials	168	174	173

Total reportable segments	$285	$291	$311

General corporate depreciation and amortization	35	34	20

CONSOLIDATED PROVISION FOR DEPRECIATION AND AMORTIZATION	$320	$325	$331

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT

The following table summarizes additions to property, plant and equipment by segment (in millions):

	Twelve Months Ended Dec. 31,
	2010	2009	2008
Reportable Segments

Composites	$152	$100	$270
Building Materials	138	109	134

Total reportable segments	$290	$209	$404

General corporate additions	24	34	30

CONSOLIDATED ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	$314	$243	$434

3.    INVENTORIES

Inventories consist of the following (in millions):

	Dec. 31,
	2010	2009
Finished goods	$452	$433
Materials and supplies	168	182

Total inventories	$620	$615

4.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to, among other things, the impact of changes in commodity prices, foreign currency exchange rates, interest rates and precious metals lease rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks, and does not enter into such transactions for trading purposes.

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of December 31, 2010 and 2009, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Assets and liabilities designated as hedged items are assessed for impairment or for the need to recognize an increased obligation. Such assessments are made after hedge accounting has been applied to the asset or liability and exclude consideration of (1) any anticipated effects of hedge accounting and (2) the fair value of any related hedging instrument that is recognized as a separate asset or liability. The assessment for an impairment of an asset, however, includes consideration of the losses that have been deferred in OCI as a result of a cash flow hedge of that asset.

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	Dec. 31, 2010	Dec. 31, 2009
Derivative assets designated as hedging instruments:

Cash flow hedges:

Natural gas	Other current assets	$2	$2
Amount of gain recognized in OCI (effective portion)	OCI	$2	$2
Fair value hedges:

Interest rate swaps	Other non-current assets	$12	$—
Derivative liabilities designated as hedging instruments:
Cash flow hedges:

Natural gas	Accounts payable and accrued liabilities	$3	$5
Amount of loss recognized in OCI (effective portion)	OCI	$3	$5

Fair value hedges:

Interest rate swaps	Other liabilities	$—	$16

Derivative assets not designated as hedging instruments:
Other derivatives:

Foreign exchange contracts	Other current assets	$3	$—

Derivative liabilities not designated as hedging instruments:
Cash flow hedges:

Natural gas	Accounts payable and accrued liabilities	$2	$1
Other derivatives:

Energy supply contract	Accounts payable and accrued liabilities	$1	$1

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Twelve Months Ended Dec. 31,
	Location	2010	2009	2008
Derivative activity designated as hedging instruments:
Natural gas:

Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$8	$33	$3

Interest rate swaps:

Amount of gain (loss) recognized in earnings (ineffective portion)	Interest expense, net	$4	$(1)	$—

Derivative activity not designated as hedging instruments:
Natural gas:

Amount of loss recognized in earnings	Other expenses (income)	$1	$—	$1
Energy supply contract:

Amount of loss recognized in earnings	Other expenses (income)	$—	$1	$—
Foreign currency exchange contract:

Amount of (gain) recognized in earnings	Other expenses (income)	$(3)	$—	$—

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to natural gas price and foreign exchange risk. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI on the Consolidated Balance Sheets and is subsequently recognized in other expenses (income) on the Consolidated Statements of Earnings (Loss) for foreign exchange hedges, and in cost of sales on the Consolidated Statements of Earnings (Loss) for commodity hedges, when the hedged item impacts earnings. Cash flow hedges related to foreign exchange risk were immaterial for all periods presented. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in other on the Consolidated Statement of Cash Flows. Any portion of the change in fair value of the derivative designated as hedging instruments that is determined to be ineffective is recorded in other expenses (income) on the Consolidated Statements of Earnings (Loss).

The Company currently has natural gas derivatives designated as hedging instruments that mature within 15 months. The Company’s policy is to hedge up to 75% of its total forecasted natural gas exposures for the next two months, up to 50% of its total forecasted natural gas exposures for the following four months, and lesser amounts for the remaining periods. The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

As of December 31, 2010, $1 million of losses included in OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred losses include the recognition of the hedged item through earnings.

Fair Value Hedges

The Company uses forward currency exchange contracts, which qualify as fair value hedges, to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in other expenses (income) on the Consolidated Statements of Earnings (Loss), the effect of which was not material in any period presented. The fair value of these instruments, which are recorded in other current assets on the Consolidated Balance Sheets, was not material for any dates presented.

The Company manages its interest rate exposure by balancing the mixture of its fixed and variable rate instruments. In the fourth quarter of 2009, the Company entered into several interest rate swaps to manage its interest rate exposure by converting $500 million of fixed rate debt to variable rate debt. As such, the swaps are carried at fair value and recorded as other assets or liabilities, with the offset to long-term debt on the Consolidated Balance Sheets. Changes in the fair value of these swaps and that of the related debt are recorded in interest expense, net on the Consolidated Statements of Earnings (Loss).

Other Derivatives

The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in other expenses (income) on the Consolidated Statements of Earnings (Loss).

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

Dec. 31, 2010	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$169	$(38)	$131
Technology	20	202	(45)	157
Franchise and other agreements	15	34	(9)	25
Indefinite-lived intangible assets:
Trademarks		777	—	777

Total intangible assets		$1,182	$(92)	$1,090

Goodwill		$1,088

Dec. 31, 2009	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$168	$(28)	$140
Technology	20	201	(36)	165
Franchise and other agreements	15	33	(7)	26
Indefinite-lived intangible assets:
Trademarks		838	—	838

Total intangible assets		$1,240	$(71)	$1,169

Goodwill		$1,124

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Building Materials	Total
Balance as of December 31, 2009	$60	$1,064	$1,124
Impairment charges	—	(36)	(36)

Balance as of December 31, 2010	$60	$1,028	$1,088

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Goodwill and Indefinite-Lived Intangible Assets

The Company tests goodwill and indefinite-lived intangible assets for impairment as of October 1st each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual test performed in 2010 resulted in no impairment of goodwill.

In December 2010, management’s strategic outlook on the best use of the Company’s asset portfolio changed. This triggered a requirement to test goodwill and indefinite-lived intangible assets in the Company’s Masonry Products and Building Materials Europe reporting units. The testing resulted in a pre-tax impairment charge of $36 million to goodwill and $60 million to indefinite-lived intangible assets in December 2010. These charges are recorded in other expense (income) on the Consolidated Statements of Earnings (Loss). The fair value for the Masonry Products reporting unit was based upon the Company’s agreement to sell that business. The fair value for Building Materials Europe reporting unit was based upon the Company’s estimates utilizing the discounted cash flow approach. Both the Masonry Products and Building Materials Europe reporting units are part of the Building Materials segment.

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	Dec. 31, 2010	Dec. 31, 2009
Land	$218	$227
Buildings and leasehold improvements	687	643
Machinery and equipment	2,699	2,546
Construction in progress	167	189

	3,771	3,605
Accumulated depreciation	(1,017)	(799)

Property, plant and equipment, net	$2,754	$2,806

Machinery and equipment includes certain precious metals used in the Company’s production tooling, which comprise approximately 21% and 23% of total machinery and equipment as of December 31, 2010 and December 31, 2009, respectively. Precious metals used in the Company’s production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

In December 2010, management’s strategic outlook on the best use of the Company’s asset portfolio changed. This triggered a requirement to test property, plant and equipment for impairment in the Company’s Masonry Products and Building Materials Europe asset groups. The testing resulted in a pre-tax impairment charge of $21 million related to Masonry Products. This charge is recorded in other expense (income) on the Consolidated Statements of Earnings (Loss). The testing related to Building Materials Europe resulted in no impairment charge. The fair value for the Masonry Products reporting unit was based upon the Company’s agreement to sell that business. The fair value for Building Materials Europe reporting unit was based upon the Company’s estimates utilizing the discounted cash flow approach. Both the Masonry Products and Building Materials Europe asset groups are part of the Building Materials segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    CHANGES IN NONCONTROLLING INTERESTS

In the second quarter of 2009, the Company executed an amended shareholder agreement with the noncontrolling interest of Owens-Corning (India) Limited (“OCIL”), one of the Company’s consolidated subsidiaries. This agreement provided for a put/call provision that became redeemable/exercisable beginning May 31, 2010. Since the exercise of the put option was outside the control of the Company, the carrying value of the noncontrolling interest was recorded as mandatorily redeemable noncontrolling interest on the accompanying consolidated balance sheets.

During 2010, the minority shareholder put their interest in OCIL to the Company for $30 million. The transaction was settled in the fourth quarter of 2010.

The following table discloses the changes in noncontrolling interests on Owens Corning stockholders’ equity and effects on net earnings (loss) attributable to Owens Corning (in millions):

	Twelve Months Ended Dec. 31,
	2010	2009	2008
Net earnings (loss) attributable to Owens Corning	$933	$64	$(813)
Increase (decrease) in Owens Corning additional paid in capital for OCIL shareholder amendment	3	(21)	—

Change from net earnings (loss) attributable to Owens Corning and change in noncontrolling interests	$936	$43	$(813)

8.    INVESTMENTS IN AFFILIATES

At December 31, 2010 and 2009, the Company’s ownership percentage in affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, included:

	Dec. 31,
	2010	2009
Arabian Fiberglass Insulation Company, Ltd. (Saudi Arabia)	49%	49%
Fiberteq LLC (United States)	50%	50%
Neptco LLC (United States)	50%	50%

The following tables provide summarized financial information on a combined 100% basis for the Company’s affiliates accounted for under the equity method (in millions):

	Dec. 31,
	2010	2009
Current assets	$54	$46
Non-current assets	$58	$61
Current liabilities	$13	$13
Non-current liabilities	$10	$11

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    INVESTMENTS IN AFFILIATES (continued)

	Twelve Months Ended Dec. 31,
	2010	2009	2008
Net sales	$131	$129	$145
Gross margin	$14	$13	$15
Net earnings	$7	$2	$8

Dividends received from entities accounted for under the equity method were less than $1 million for the years ended 2010, 2009 and 2008. Undistributed earnings of affiliates were $4 million for the year ended December 31, 2010.

9.    DIVESTITURES

At December 31, 2010, the Company sold Masonry Products to Boral Industries Ltd (“Boral”), an unrelated third party. At closing, the Company received $45 million and will receive an additional $45 million in 2014. Additionally, the Company could receive contingent proceeds in 2014 based on 2013 financial performance of the former Masonry Products business. Amounts are subject to post closing adjustments. The Company will maintain an interest in the former Masonry Products business until the second payment is received. Masonry Products was a component of the Company’s Building Materials segment.

At December 31, 2010 the Company deconsolidated the Masonry Products business and recognized in 2010 a total charge of $114 million which consisted of pre-tax charges of $107 million for asset impairments and $7 million for loss on sale. Due to our continuing involvement in the business, the results of operations for Masonry Products business for the years ended 2010, 2009 and 2008 are included in continuing operations. The total $114 million charge was recorded as other expenses (income) on the Consolidated Statements of Earnings (Loss). In determining the loss on sale, the contingent proceeds were not considered and will be reflected as a gain on sale at the time any such proceeds are received. The $45 million to be received in 2014 was recorded at its net present value of $40 million in noncurrent assets on the Consolidated Balance Sheets. The discount rate used is the imputed borrowing cost of Boral, which we estimate to be 3.8 percent.

In May 2009, the Company completed the sale of the assets and liabilities at certain European distribution centers within the Composites segment for cash proceeds of $9 million. These facilities were sold as a result of the integration of the Saint-Gobain’s reinforcement and composite fabrics business in 2007 (“2007 Acquisition”).

On May 1, 2008, the Company completed the sale of two composite manufacturing plants in Battice, Belgium and Birkeland, Norway for $192 million of net cash proceeds plus the assumption of certain liabilities by the purchaser. In the fourth quarter of 2007 and the first quarter of 2008, the Company recorded impairment charges to corporate cost of sales on the Consolidated Statement of Earnings (Loss) in the amounts of $50 million and $10 million, respectively, to write the property, plant and equipment of these facilities down to fair value less costs to sell. In the second quarter of 2008, the Company realized an additional loss of $1 million on the sale of these facilities which is included in other (income) expenses on the Consolidated Statement of Earnings (Loss). These amounts are subject to post-closing adjustments. The sale of the two facilities completed required European Regulatory remedies associated with the 2007 Acquisition.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.    ASSETS AND LIABILITIES HELD FOR SALE

During 2010, the Company continued to progress with the disposition of its fiberglass reinforcements facility in Capivari, which will allow the Company to resolve its litigation with the Brazilian anti-competition authority. Suspended depreciation expense related to assets held for sale was less than $1 million during the year. There were no assets and liabilities held for sale as of December 31, 2009.

The assets and liabilities held for sale as of December 31, 2010 consisted of the following (in millions):

Dec. 31, 2010
Current assets
Receivables, less allowances	$9
Inventories	7

Total current assets	16
Property, plant and equipment, net	23
Other non-current assets	3

Total assets	$42

Current liabilities
Accounts payable and accrued liabilities	$7

Total current liabilities	7

Total liabilities	$7

11.    LEASES

The Company leases certain equipment and facilities under operating leases expiring on various dates through 2026. Some of these leases include cost-escalation clauses. Such cost-escalation clauses are recognized on a straight-line basis over the lease term. Total rental expense was $70 million, $71 million and $92 million in the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, the minimum future rental commitments under non-cancelable operating leases with initial maturities greater than one year payable over the remaining lives of the leases are (in millions):

Period	Minimum Future Rental Commitments
2011	$49
2012	$37
2013	$27
2014	$22
2015	$15
2016 and beyond	$79

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in millions):

	Dec. 31,
	2010	2009
Accounts payable	$474	$418
Payroll and vacation pay	143	145
Payroll, property, and other taxes	121	149
Accrued pre-petition liabilities	—	24
Other employee benefits liabilities	74	83
Warranties (current portion)	15	16
Legal and audit fees	15	10
Accrued interest	7	8
Charges related to cost reduction actions	17	7
Other	76	63

Total	$942	$923

13.    WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

	Dec. 31,
	2010	2009
Beginning balance	$39	$37
Amounts accrued for current year	16	18
Settlements of warranty claims	(17)	(16)

Ending balance	$38	$39

14.    COST REDUCTION ACTIONS

2010 Cost Reduction Actions

As part of the Company’s continuing review of its manufacturing network, actions were taken during the year to further balance global capacity and respond to market conditions. During the twelve months ended December 31, 2010, the Company recorded $40 million in charges related to these cost reduction actions and related items. Of the charges noted above, $29 million are related to severance and are presented in charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss) and $11 million is related to accelerated depreciation expense and is included in cost of sales on the Consolidated Statements of Earnings (Loss). Payments related to these activities will continue into 2011.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.    COST REDUCTION ACTIONS (continued)

Composites:

The Company put plans in place to downsize certain underutilized manufacturing facilities in Europe to improve profitability in that region. In conjunction with these actions, the Company recorded $36 million in charges for the twelve months ended December 31, 2010, $26 million of which is related to severance and is included in charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss) and $10 million is related to accelerated depreciation expense and is included in cost of sales on the Consolidated Statements of Earnings (Loss) for the twelve months ended December 31, 2010. The Company anticipates incurring approximately $3 million in additional charges in 2011 related to these actions, which will be presented as charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss). Cash payments related to these activities will continue into 2011. The Company will continue to evaluate its global network to ensure it has the appropriate capacity to respond to future anticipated demand around the world.

Building Materials:

The Company took actions to reduce costs by closing certain insulation facilities and realigning the operations of others. This resulted in $4 million of charges in 2010, $3 million of which is related to severance and is included in charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss) and $1 million is related to accelerated depreciation expense and is included in cost of sales on the Consolidated Statements of Earnings (Loss). The Company does not anticipate incurring any additional charges related to these actions in future periods. Cash payments related to these activities will continue into 2011.

The following table summarizes the status of the unpaid liabilities from the Company’s 2010 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2009	Costs Incurred	Payments	Ending Balance Dec. 31, 2010	Cumulative Charges Incurred
Severance	$—	$29	$(12)	$17	$29

Total	$—	$29	$(12)	$17	$29

2009 Cost Reduction Actions

As a result of evaluating market conditions, the Company took actions in 2009 to curtail production and reduce operating costs. During the twelve months ended December 31, 2009, the Company recorded $53 million in charges related to these cost reduction actions and related items. Of the charges noted above, $34 million are related to severance and are presented in charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss). No charges related to these actions were incurred in 2010 and the company made the remaining $7 million of cash payments related to these actions in 2010.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	Dec. 31, 2010	Dec. 31, 2009

6.50% senior notes, net of discount, due 2016	$649	$649
7.00% senior notes, net of discount, due 2036	540	539
9.00% senior notes, net of discount, due 2019	345	345
Senior term loan facility	—	600
Senior revolving credit facility, maturing in 2014	12	—
Various capital leases, due through and beyond 2050	52	47
Various floating rate debt, maturing through 2027	11	18
Other fixed rate debt, with maturities up to 2022, at rates up to 11.0%	10	5
Effects of interest rate swap on 6.50% senior notes, due 2016	15	(17)

Total long-term debt	1,634	2,186
Less – current portion	5	9

Long-term debt, net of current portion	$1,629	$2,177

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of December 31, 2010.

In the fourth quarter of 2009, the Company entered into several interest rate swaps to manage its interest rate exposure by swapping $500 million of fixed rate to variable rate exposure designated against its 6.50% senior notes. The swaps are carried at fair value and recorded as other assets or liabilities, with the offset to long-term debt on the Consolidated Balance Sheets. See Note 4 for further information.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    DEBT (continued)

The available principal amount of $800 million on the Senior Revolving Credit Facility includes both borrowings and letters of credit. At the end of 2010, the Company had $739 million available on our $800 million Senior Revolving Credit Facility. The Senior Revolving Credit Facility has a four-year maturity, and borrowings may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate or LIBOR plus a spread.

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was well within compliance with these covenants as of December 31, 2010.

The Company had $49 million of letters of credit outstanding under the senior revolving credit facility at December 31, 2010 and $54 million under the Prior Revolving Credit Facility at December 31, 2009.

Debt Maturities

The aggregate maturities for all long-term debt issues for each of the five years following December 31, 2010 and thereafter are presented in the table below (in millions). The maturities are stated at total cash the Company is contractually obligated to pay third parties and are not stated net of discount. The effects of the interest rate swap are not included in the table below.

Period	Maturities
2011	$5
2012	6
2013	6
2014	18
2015	8
2016 and beyond	1,592

Total	$1,635

Short-Term Debt

At December 31, 2010 and 2009, short-term borrowings were $1 million and $11 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 2.5% and 5.1% at December 31, 2010 and 2009, respectively.

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

The following tables provides a reconciliation of the change in the projected benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2010 and 2009 (in millions):

	Dec. 31, 2010			Dec. 31, 2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation

Benefit obligation at beginning of period	$983	$468	$1,451	$911	$375	$1,286
Service cost	9	5	14	17	4	21
Interest cost	55	23	78	58	24	82
Actuarial loss	85	14	99	100	52	152
Currency loss	—	2	2	—	42	42
Benefits paid	(81)	(19)	(100)	(104)	(24)	(128)
Other	(1)	(5)	(6)	1	(5)	(4)

Benefit obligation at end of period	$1,050	$488	$1,538	$983	$468	$1,451

Change in Plan Assets

Fair value of assets at beginning of period	$744	$334	$1,078	$679	$267	$946
Actual return on plan assets	87	33	120	143	41	184
Currency gain	—	3	3	—	32	32
Company contributions	17	15	32	25	18	43
Benefits paid	(81)	(19)	(100)	(104)	(24)	(128)
Other	—	(2)	(2)	1	—	1

Fair value of assets at end of period	$767	$364	$1,131	$744	$334	$1,078

Funded status	$(283)	$(124)	$(407)	$(239)	$(134)	$(373)

	Dec. 31, 2010			Dec. 31, 2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Amounts Recognized in the Consolidated Balance Sheets
Prepaid pension cost	$—	$3	$3	$—	$4	$4
Accrued pension cost – current	(19)	(13)	(32)	(21)	(16)	(37)
Accrued pension cost – non-current	(264)	(114)	(378)	(218)	(122)	(340)

Net amount recognized	$(283)	$(124)	$(407)	$(239)	$(134)	$(373)

Amounts Recorded in Accumulated OCI

Net actuarial loss	$(252)	$(44)	$(296)	$(191)	$(39)	$(230)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

The following table presents information about the projected benefit obligation, accumulated benefit obligation (“ABO”) and plan assets of the Company’s pension plans (in millions):

	Dec. 31, 2010			Dec. 31, 2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Plans with ABO in excess of fair value of plan assets:

Projected benefit obligation	$1,050	$448	$1,498	$983	$425	$1,408
Accumulated benefit obligation	$1,050	$425	$1,475	$983	$407	$1,390
Fair value of plan assets	$767	$338	$1,105	$744	$309	$1,053

Plans with fair value of assets in excess of ABO:

Projected benefit obligation	$—	$40	$40	$—	$43	$43
Accumulated benefit obligation	$—	$18	$18	$—	$17	$17
Fair value of plan assets	$—	$26	$26	$—	$25	$25

Total projected benefit obligation	$1,050	$488	$1,538	$983	$468	$1,451
Total accumulated benefit obligation	$1,050	$443	$1,493	$983	$424	$1,407
Total plan assets	$767	$364	$1,131	$744	$334	$1,078

Weighted-Average Assumptions Used to Determine Benefit Obligation

The following table presents weighted average assumptions used to determine benefit obligations at the measurement dates noted:

	Dec. 31,
	2010	2009
United States Plans
Discount rate	5.30%	5.80%

Non-United States Plans
Discount rate	5.40%	6.47%
Rate of compensation increase	3.86%	3.79%

Components of Net Periodic Pension Cost

The following table presents the components of net periodic pension cost for the periods noted (in millions):

	Twelve Months Ended Dec. 31,
	2010	2009	2008
Service cost	$14	$21	$24
Interest cost	78	82	85
Expected return on plan assets	(87)	(88)	(100)
Amortization of actuarial (gain) loss	3	—	(1)
Curtailment/settlement loss (gain)	(1)	1	1

Net periodic benefit cost	$7	$16	$9

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

Weighted-Average Assumptions Used to Determine Net Periodic Pension Cost

The following table presents weighted-average assumptions used to determine net periodic pension costs for the periods noted:

	Twelve Months Ended Dec. 31,
	2010	2009	2008
United States Plans
Discount rate	5.80%	6.85%	6.55%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A (a)	5.23%	5.34%

Non-United States Plans
Discount rate	5.41%	6.36%	5.66%
Expected return on plan assets	7.25%	7.14%	7.18%
Rate of compensation increase	3.92%	3.84%	3.89%

(a)	Not applicable due to changes in plan made on August 1, 2009 that were effective beginning January 1, 2010.

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

Accumulated Other Comprehensive Earnings (Deficit)

For the year ended December 31, 2010, the Company recorded a debit of $21 million, net of tax, to OCI. Of the $(296) million balance in OCI, $15 million is expected to be recognized as net periodic pension cost during 2011. For the year ended December 31, 2009, the Company recorded a debit of $48 million, net of tax, to OCI.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

Plan Assets

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall for United States pension plan assets at December 31, (in millions):

	2010			2009
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Equity
Domestic actively managed	$124	$—	$124	$105	$—	$105
Domestic passive index	—	79	79	—	76	76
International actively managed	119	—	119	114	—	114
International passive index	—	18	18	—	37	37
Fixed income and cash equivalents
Cash and cash equivalents	12	—	12	3	—	3
Short-term debt	—	4	4	—	45	45
Corporate bonds	—	251	251	—	224	224
Government debt	—	81	81	—	72	72
Real estate investment trusts	32	—	32	26	—	26
Real assets	—	47	47	—	42	42

Total United States plan assets	$287	$480	$767	$248	$496	$744

The above asset allocations are in compliance with the United States pension plan’s current investment policy. There were no assets valued using Level 3 inputs.

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall for non-United States pension plan assets at December 31, (in millions):

	2010			2009
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Equity
Domestic actively managed	$41	$—	$41	$34	$—	$34
Domestic passive index	—	23	23		26	26
International actively managed	70	—	70	68	—	68
International passive index	—	77	77	—	62	62
Fixed income and cash equivalents
Corporate bonds	—	153	153	—	144	144

Total non-United States plan assets	$111	$253	$364	$102	$232	$334

The above asset allocations are in compliance with the non-United States pension plan’s current investment policy. There were no assets valued using Level 3 inputs.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s pension plans (in millions):

Year	Estimated Benefit Payments
2011	$112
2012	$104
2013	$103
2014	$101
2015	$102
2016-2020	$486

Contributions

Owens Corning expects to contribute $92 million in cash to the United States pension plan during 2011 and another $20 million to non-United States plans. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements.

Defined Contribution Plans

The Company sponsors two defined contribution plans which are available to substantially all United States employees. The Company matches a percentage of employee contributions up to a maximum level and, beginning January 1, 2010, contributes 2% of an employee’s wages regardless of employee contributions. The Company recognized expense of $30 million, $20 million and $21 million during the years ended December 31, 2010, 2009 and 2008, respectively, related to these plans.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          (continued)

The following table provides a reconciliation of the change in the projected benefit obligation and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2010 and 2009 (in millions):

	Dec. 31, 2010			Dec. 31, 2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation

Benefit obligation at beginning of period	$272	$25	$297	$259	$17	$276
Service cost	3	—	3	3	—	3
Interest cost	14	1	15	17	2	19
Actuarial loss (gain)	10	(6)	4	13	5	18
Currency loss	—	1	1	—	3	3
Benefits paid	(21)	(1)	(22)	(21)	(1)	(22)
Other	1	1	2	1	(1)	—

Benefit obligation at end of period	$279	$21	$300	$272	$25	$297

Funded status	$(279)	$(21)	$(300)	$(272)	$(25)	$(297)

Amounts Recognized in the Consolidated
Balance Sheets

Accrued benefit obligation – current	$(24)	$(1)	$(25)	$(26)	$(1)	$(27)
Accrued benefit obligation – non-current	(255)	(20)	(275)	(246)	(24)	(270)

Net amount recognized	$(279)	$(21)	$(300)	$(272)	$(25)	$(297)

Amounts Recorded in Accumulated OCI

Net actuarial gain	$21	$8	$29	$32	$2	$34

Weighted-Average Assumptions Used to Determine Benefit Obligations

The following table presents the discount rates used to determine the benefit obligations:

	Dec. 31,
	2010	2009
United States plans	5.05%	5.60%
Non-United States plans	4.80%	5.15%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          (continued)

Components of Net Periodic Postretirement Benefit Cost

The following table presents the components of net periodic postretirement benefit cost (in millions):

	Twelve Months Ended Dec. 31,
	2010	2009	2008
Service cost	$3	$3	$3
Interest cost	15	19	18
Amortization of actuarial gain	—	(2)	(1)
Curtailment loss	—	—	1

Net periodic postretirement benefit cost	$18	$20	$21

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

The following table presents the discount rates used to determine net periodic postretirement benefit cost:

	Twelve Months Ended Dec. 31,
	2010	2009	2008
United States plans	5.60%	7.05%	6.45%
Non-United States plans	5.15%	7.20%	5.75%

The following table presents health care cost trend rates used to determine net periodic postretirement benefit cost, as well as information regarding the ultimate rate and the year in which their ultimate rate is reached:

	Twelve Months Ended Dec. 31,
	2010	2009	2008
United States plans
Initial rate at end of year	7.00%	7.00%	7.00%
Ultimate rate	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2020	2019	2018

Non-United States plans
Initial rate at end of year	7.00%	9.00%	9.00%
Ultimate rate	4.80%	5.00%	5.00%
Year in which ultimate rate is reached	2019	2019	2016

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          (continued)

The health care cost trend rate assumption can have a significant effect on the amounts reported. To illustrate, a one-percentage point change in the December 31, 2010 assumed health care cost trend rate would have the following effects (in millions):

	1-Percentage Point
	Increase	Decrease
Increase (decrease) in total service cost and interest cost components of net periodic postretirement benefit cost	$1	$(1)
Increase (decrease) of accumulated postretirement benefit obligation	$12	$(11)

Accumulated Other Comprehensive Earnings (Deficit)

For the year ended December 31, 2010, the Company recorded a debit of $15 million, net of tax, to OCI. Approximately $2 million of the $29 million balance in accumulated OCI is expected to be recognized as net periodic postretirement benefit cost during 2011. For the year ended December 31, 2009, the Company recorded a debit of $16 million, net of tax, to OCI.

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s postretirement benefit plans (in millions):

Year	Estimated Benefit Payments Before Medicare Subsidy	Estimated Medicare Subsidy	Estimated Benefit Payments Net of Medicare Subsidy
2011	$28	$2	$26
2012	$28	$2	$26
2013	$28	$2	$26
2014	$28	$2	$26
2015	$28	$2	$26
2016-2020	$132	$9	$123

Postemployment Benefits

The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits liability at December 31, 2010 and 2009 was $27 million and $30 million, including current liabilities of $4 million and $5 million, respectively. The net periodic postemployment benefit expense was $1 million, $4 million and less than $1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    CONTINGENT LIABILITIES AND OTHER MATTERS

The Company is involved in various legal proceedings relating to employment, product liability and other matters. The Company regularly reviews the status of these proceedings along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s operations or financial condition taken as a whole.

Litigation

On September 1, 2006, various members of the Investment Review Committee of the Predecessor were named as defendants in a lawsuit captioned Brown v. Owens Corning Investment Review Committee, et al., in the United States District Court for the Northern District of Ohio (Western Division). Neither the Company nor the Predecessor is named in the lawsuit but such individuals would have a contingent indemnification claim against the Predecessor. The suit, brought by former employees of the Predecessor, was brought under ERISA alleging that the defendants breached their fiduciary duties to certain pension benefit plans and to class members in connection with the investments in a Predecessor company common stock fund. A motion to dismiss was filed on behalf of the defendants on March 5, 2007. Subsequently, the court converted the Motion to Dismiss to a Motion for Summary Judgment. On March 31, 2008, the court denied the defendants’ Motion for Summary Judgment. On April 15, 2008, the defendants filed a Motion for Reconsideration. On December 24, 2008, the court granted the defendants’ Motion for Reconsideration and dismissed the action. On January 9, 2009, the plaintiffs filed a Motion to Amend Judgment. On February 6, 2009, the defendants filed an Opposition to Plaintiff’s Motion to Amend Opinion and Order of Judgment. On June 3, 2009, the plaintiffs filed a Notice of Appeal in the United States Court of Appeals for the Sixth Circuit. Oral argument was held on March 11, 2010. On September 27, 2010, the United States Court of Appeals for the Sixth Circuit affirmed the judgment of the United States District Court.

Environmental Matters

We have been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2010, we had environmental remediation liabilities as a PRP at 19 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2010, our reserve for such liabilities was $9 million.

Other Items

On December 17, 2010, the French tax authorities made a claim in the amount of approximately 123 million euros against a subsidiary the Company acquired as part of the 2007 Acquisition. The claim relates to transactions that occurred prior to the closing of the 2007 Acquisition. Pursuant to the purchase agreement governing the 2007 Acquisition, Saint-Gobain is required to indemnify Owens Corning and its subsidiaries for pre-closing tax claims and related damages, attorney fees and expenses. On assessment of the information available to the Company, including discussions with Saint-Gobain, the Company believes that it is likely that the claim will not be sustained during the appeal process; therefore, the Company has not recorded an accrual for the claim or a corresponding receivable with respect to the Company’s contractual indemnification rights. The Company does not expect this tax claim to have a material impact its results.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    STOCK COMPENSATION

2010 Stock Plan

On April 22, 2010, the Company’s stockholders approved the Owens Corning 2010 Stock Plan (the “2010 Stock Plan”) which replaced the Owens Corning 2006 Stock Plan (the “2006 Stock Plan”), as amended and restated. The 2010 Stock Plan authorizes grants of stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2010 Stock Plan, 2.0 million shares of Company common stock may be granted in addition to the shares of common stock that rolled over from the 2006 Stock Plan. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. At December 31, 2010, the number of shares remaining available under the 2010 Stock Plan for all stock awards was 4.5 million.

Stock Options

The Company has granted stock options under its employee emergence equity program, its officer appointment program and its long-term incentive plans (“LTIP”). The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years. The volatility assumption was based on a benchmark study of our peers.

During 2010, 515,200 stock options were granted with a weighted-average grant date fair value of $11.87. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 52.0%, expected dividends of 0%, expected term of 6.25 years and a risk-free interest rate of 2.8%.

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

During the years ended December 31, 2010, 2009 and 2008, the Company recognized expense of $3 million, $7 million and $6 million respectively, related to the Company’s stock options, of which $0 million, $6 million and $5 million was recorded under the caption of employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). As of December 31, 2010 there was $6 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.78 years. The total aggregate intrinsic value of options outstanding as of December 31, 2010 and 2009 was $19 million, $11 million, and as of December 31, 2008 the options outstanding had no aggregate intrinsic value.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    STOCK COMPENSATION (continued)

The following table summarizes the Company’s stock option activity:

	Twelve Months Ended Dec. 31, 2010		Twelve Months Ended Dec. 31, 2009		Twelve Months Ended Dec. 31, 2008
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Beginning Balance	3,002,470	$25.02	2,098,370	$29.90	2,163,170	$29.90
Granted	515,200	25.63	922,500	13.81	—	—
Exercised	(84,050)	28.74	—	—	—	—
Forfeited	(35,762)	21.09	(18,400)	19.49	(64,800)	30.00

Ending Balance	3,397,858	$25.06	3,002,470	$25.02	2,098,370	$29.90

The following table summarizes information about the Company’s options outstanding and exercisable:

Options Outstanding				Options Exercisable
		Weighted-Average			Weighted-Average
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable at Dec. 31, 2010	Remaining Contractual Life	Exercise Price
$7.57 - $30.00	3,397,858	6.90	$25.06	2,233,033	6.07	$28.26

Restricted Stock Awards and Restricted Stock Units

The Company has granted restricted stock awards and restricted stock units (collectively referred to as “restricted stock”) under its employee emergence equity program, non-employee director programs, LTIP and officer appointment program. Compensation expense for restricted stock is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the four year vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2013.

During the years ended December 31, 2010, 2009 and 2008, the Company recognized expense of $15 million, $32 million and $30 million respectively, related to the Company’s restricted stock, of which $0 million, $19 million and $21 million was recorded in employee emergence equity program expense on the Consolidated Statements of Earnings (Loss). As of December 31, 2010, there was $19 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.70 years. The total grant date fair value of shares vested during the years ended December 31, 2010, 2009 and 2008, was $17 million, $88 million and less than $1 million, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had restricted stock issued as of December 31, 2010, 2009 and 2008 and changes during the twelve months ended December 31, 2010, 2009 and 2008 are presented below:

	Twelve Months Ended Dec. 31, 2010		Twelve Months Ended Dec. 31, 2009		Twelve Months Ended Dec. 31, 2008
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Beginning Balance	2,177,953	$17.35	4,025,937	$27.69	3,366,973	$29.57
Granted	740,375	26.25	1,171,883	13.99	817,904	19.85
Vested	(873,490)	19.35	(2,909,460)	30.13	(32,400)	17.81
Forfeited	(57,133)	18.96	(110,407)	21.89	(126,540)	29.54

Ending Balance	1,987,705	$19.74	2,177,953	$17.35	4,025,937	$27.69

Performance Stock Awards and Performance Stock Units

The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its LTIP, of which 50 percent will be settled in stock and 50 percent will be settled in cash. The amount of PSUs ultimately distributed is contingent on meeting various company or stockholder return goals.

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

For all PSUs, respectively, during the period ended December 31, 2010, 2009 and 2008, the Company recognized expense of $5 million, $13 million and $7 million respectively. As of December 31, 2010, there was $12 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.60 years.

2010 Grant

During 2010, the Company granted PSUs. The 2010 grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the respective three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For the 2010 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended December 31, 2010, the Company estimated the fair value of the PSUs granted using a Monte Carlo simulation

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    STOCK COMPENSATION (continued)

that used various assumptions that include expected volatility of 54.0%, a risk free rate of 0.8% and an expected term of 2.0 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning December 31, 2010 to the end of the three-year performance period.

For the 2010 grant, the fair value of the portion of PSUs settled in stock was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 58.8%, a risk free interest rate of 1.4% and an expected term of 2.9 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.

2009 Grant

During 2009, the Company granted PSUs. This grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the same three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For the 2009 grant, the portion of the PSUs settled in cash is revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended December 31, 2010, the Company estimated the fair value of the PSUs settled in cash using a Monte Carlo simulation that used various assumptions that include expected volatility of 39.5%, a risk-free interest rate of 0.4% and an expected term of 1.0 years, which is the remaining life of the grant. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning December 31, 2010 to the end of the three-year performance period.

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

2008 Grant

In 2008, the Company granted PSUs that vests after a three-year period based on meeting various company-wide performance goals. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on performance versus company-wide performance goals.

The initial valuation of all PSUs granted as part of the 2008 grant assume that performance goals will be achieved. This assumption is monitored each quarter and if it becomes probable that such goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted. This adjustment results in either reversing previous surplus compensation expense recognized or recognizing additional expense.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had PSUs, of which 50 percent will be settled in stock and 50 percent will be settled in cash, as of December 31, 2010, 2009 and 2008 and changes during the twelve months ended December 31, 2010, 2009 and 2008 are presented below:

	Twelve Months Ended Dec. 31, 2010		Twelve Months Ended Dec. 31, 2009		Twelve Months Ended Dec. 31, 2008
	Number of PSUs	Weighted- Average Grant Date Fair Value	Number of PSUs	Weighted- Average Grant Date Fair Value	Number of PSUs	Weighted- Average Grant Date Fair Value
Beginning Balance	1,064,293	$18.63	1,020,915	$18.98	425,723	$20.07
Granted	146,475	36.60	503,500	27.51	629,662	18.62
Vested	(116,261)	34.06	(234,240)	29.85	—	—
Forfeited/Cancelled	(95,444)	31.72	(225,882)	28.37	(34,470)	26.00

Ending Balance	999,063	$18.21	1,064,293	$18.63	1,020,915	$18.98

20.    COMPREHENSIVE EARNINGS (LOSS)

The following table presents the comprehensive earnings (loss) attributable to Owens Corning (in millions):

	Twelve Months Ended Dec. 31,
	2010	2009	2008
Net earnings (loss)	$940	$67	$(811)
Currency translation adjustment	26	45	(88)
Pension and other postretirement adjustment (net of tax of $(35), $(12),and $38 for the periods ended December 31, 2010, 2009, and 2008 respectively)	(36)	(64)	(254)
Deferred income (loss) on hedging (net of tax of $0, $(1), and $2 for the periods ended December 31, 2010, 2009 and 2008 respectively)	2	18	(19)

Comprehensive earnings (loss)	932	66	(1,172)
Less: Comprehensive earnings (loss) attributable to noncontrolling interests	8	4	(3)

Comprehensive earnings (loss) attributable to Owens Corning	$924	$62	$(1,169)

A summary of the balances within each classification of accumulated OCI as of December 31, 2010 and 2009 follows (in millions):

	Twelve Months Ended Dec. 31,
	2010	2009
Currency translation adjustment	$63	$38
Pension and other postretirement adjustment, net of tax	(257)	(221)
Deferred loss on hedging transactions, net of tax	—	(2)

Accumulated OCI	$(194)	$(185)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.    WARRANTS

The Company issued 17.5 million Series A warrants (representing the right to purchases one share of the Company’s common stock for $43.00) and 7.8 million Series B warrants (representing the right to purchases one share of the Company’s common stock for $45.25) on October 31, 2006, all of which remain outstanding and exercisable as of December 31, 2010. The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants. Exercises will increase the amount of common stock outstanding and additional paid in capital.

The aggregate fair value of the warrants at October 31, 2006 of $143 million and $60 million for the Series A warrants and Series B warrants, respectively, was estimated using the Black-Scholes valuation method with the following weighted-average assumptions:

	Warrants
	Series A	Series B
Expected annual dividends	1.5%	1.5%
Risk free interest rate	4.6%	4.6%
Expected term (in years)	7.0	7.0
Volatility	34.0%	34.0%

22.    EARNINGS (LOSS) PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings (loss) per share for the years ended December 31, 2010, 2009 and 2008 (in millions, except per share amounts):

	Twelve Months Ended Dec. 31,
	2010	2009	2008
Net earnings (loss) attributable to Owens Corning	$933	$64	$(813)

Weighted-average number of shares outstanding used for basic earnings per share	125.6	124.8	127.4
Non-vested restricted and performance shares	0.8	2.3	—
Options to purchase common stock	0.2	—	—

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	126.6	127.1	127.4

Earnings (loss) per common share attributable to Owens Corning common stockholders:
Basic	$7.43	$0.51	$(6.38)
Diluted	$7.37	$0.50	$(6.38)

Basic earnings (loss) per share is calculated by dividing earnings (loss) attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

On August 1, 2010, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2010

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.    EARNINGS (LOSS) PER SHARE (continued)

Repurchase Program”). The 2010 Repurchase Program is in addition to the share buy-back program announced February 21, 2007, under which approximately 1.9 million shares remained available for repurchase as of June 30, 2010 (the “2007 Repurchase Program” and collectively with the 2010 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. For the year ended December 31, 2010, 4.2 million shares were repurchased under the Repurchase Programs. As of December 31, 2010, 7.7 million shares were available for repurchase under the Repurchase Program.

For the year ended December 31, 2010, the number of shares used in the calculation of diluted earnings (loss) per share did not include 0.2 million performance shares, 2.4 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23.    FAIR VALUE MEASUREMENT (continued)

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2010 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$18	$18	$—	$—
Derivative assets	17	—	17	—

Total assets	$35	$18	$17	$—

Liabilities:

Derivative liabilities	$(6)	$—	$(5)	$(1)

Total liabilities	$(6)	$—	$(5)	$(1)

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

The following table provides a rollforward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivatives
December 31, 2009	$(1)
Total losses included in net earnings (loss) attributable to Owens Corning	—

December 31, 2010	$(1)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23.    FAIR VALUE MEASUREMENT (continued)

Changes in the fair value of this energy supply derivative contract are included in other expenses (income) on the Consolidated Statements of Earnings (Loss).

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $50 million as of December 31, 2010 and are included in other non-current assets on the Consolidated Balance Sheets.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of December 31, 2010, the Company’s 6.50% senior notes due 2016 were trading at approximately 106% of par value, the 7.00% senior notes due 2036 were trading at approximately 101% of par value and the 9.00% senior notes due 2019 were trading at approximately 115% of par value.

At December 31, 2010, the Company determined that the book value of the remaining long-term debt instruments approximates market value. This approach, which utilized indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $84 million.

24.    INCOME TAXES

	Twelve Months Ended Dec. 31,
	2010	2009	2008
Earnings before taxes:
United States	$2	$113	$(141)
Foreign	94	(32)	259

Total	$96	$81	$118

Income tax expense (benefit):
Current
United States	$49	$8	$2
State and local	—	(1)	3
Foreign	27	4	51

Total current	76	11	56

Deferred
United States	(881)	(6)	837
State and local	(55)	—	36
Foreign	20	9	2

Total deferred	(916)	3	875

Total income tax expense (benefit)	$(840)	$14	$931

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.    INCOME TAXES (continued)

The reconciliation between the United States federal statutory rate and the Company’s effective income tax rate from continuing operations is:

	Twelve Months Ended Dec. 31,
	2010	2009	2008
United States federal statutory rate	35%	35%	35%
State and local income taxes, net of federal tax benefit	2	6	—
Foreign tax rate differential	(30)	(4)	(25)
Valuation allowance	(944)	(21)	773
Uncertain tax positions and settlements	53	5	3
Goodwill	11	—	—
Other, net	(2)	(4)	3

Effective tax rate	(875)%	17%	789%

As of December 31, 2010, the Company has not provided for withholding or United States federal income taxes on approximately $881 million of accumulated undistributed earnings of its foreign subsidiaries as they are considered by management to be either permanently reinvested or, if such earnings were remitted, the taxes payable on such remittance would not be material. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.

At December 31, 2010, the Company had federal, state and foreign net operating loss carryforwards of $2.391 billion, $3.365 billion and $552 million, respectively. If not utilized, the federal and state net operating loss carryforwards will expire through 2028 while the foreign net operating loss carryforwards will begin to expire in 2011, with the majority having no expiration date. Certain of these loss carryforwards are subject to limitation as a result of the changes of control that resulted from the Company’s emergence from bankruptcy in 2006 and the acquisition of certain foreign entities in 2007. However, the Company believes that these limitations on its loss carryforwards will not result in a forfeiture of any of the carryforwards.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows (in millions):

	2010		2009
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Other employee benefits	$177	$—	$146	$—
Pension plans	140	—	184	—
Operating loss carryforwards	1,000	—	1,075	—
Depreciation	—	379	—	367
Amortization	—	391	—	448
State and local taxes	4	—	14	—
Other	167	—	149	—

Subtotal	1,488	770	1,568	815
Valuation allowances	(174)	—	(1,112)	—

Total deferred taxes	$1,314	$770	$456	$815

The Company had a current deferred tax asset of $90 million which is included in other current assets and a current deferred tax liability of $4 million included in accounts payable and accrued liabilities on the consolidated balance sheet as of December 31, 2010 and 2009 respectively.

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

In 2010, the Company reversed $937 million in valuation allowance primarily associated with its United States federal and state deferred tax assets. The valuation allowance was originally established in 2008 based primarily on negative evidence of the Company’s losses before income taxes in the United States during 2007 and 2008. Other negative evidence considered at the time was the Company’s then estimates for near-term results in the United States. Financial performance in the United States during that time period was adversely impacted by the decline in United States housing starts. Since that time, earnings performance in our United States operations has strengthened and has resulted in positive cumulative earnings in recent years as of June 30, 2010, which was the primary evidence used in determining to reverse the valuation allowance in the second quarter. Other positive evidence considered was the Company’s forecast, which indicates the Company’s positive earnings trend will continue in the long-term.

The valuation allowance of $174 million as of December 31, 2010 primarily related to tax assets for certain state and foreign jurisdictions. The valuation allowance as of December 31, 2009 consisted of $926 million related to the Company’s United States deferred tax assets and $186 million related to tax assets for certain state and foreign loss carryforwards.

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2004 or state and local examinations for years before 2001. The Internal Revenue Service (“IRS”) has examined the Company’s United States income tax returns for the years 2004 through 2007. The Company and the IRS have effectively settled these years as all adjustments have been agreed and none are currently being contested. The Company is also under examination for the income tax filings in various state and foreign jurisdictions. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $10 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Twelve Months Ended Dec. 31,

	2010	2009	2008
Balance at beginning of period	$167	$95	$163
Purchase accounting adjustments related to the Acquisition	—	—	8
Tax positions related to the current year
Gross additions	64	6	2
Gross reductions	(18)	—	—
Tax positions related to prior years
Gross additions	88	87	4
Gross reductions	(64)	(6)	(3)
Settlements	(24)	—	(74)
Lapses on statutes of limitations	(3)	(15)	(5)

Balance at end of period	$210	$167	$95

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.    INCOME TAXES (continued)

The Company classifies all interest and penalties as income tax expense. As of December 31, 2010, 2009 and 2008, the Company recognized $20 million, $19 million and $20 million respectively, in liabilities for tax related interest and penalties on its Consolidated Balance Sheets and $0 million, $2 million and $1 million, respectively, of interest and penalty expense on its Consolidated Statements of Earnings (Loss). If these unrecognized tax benefits were to be recognized as of December 31, 2010, the Company’s income tax expense would decrease by about $146 million.

25.    ACCOUNTING PRONOUNCEMENTS

There were no accounting standards issued during the year that the Company believes would have a material impact on the financial statements.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.    QUARTERLY FINANCIAL INFORMATION (unaudited)

Select quarterly financial information is presented in the tables below for the quarterly periods of 2010 and 2009, respectively (in millions, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2010
Net sales	$1,265	$1,378	$1,186	$1,168
Cost of sales	1,029	1,094	950	968

Gross margin	236	284	236	200
Earnings (loss) before interest and taxes	83	125	69	(71)
Interest expense, net	26	31	28	25
Income tax expense (benefit)	9	(844)	(19)	14
Net earnings (loss) attributable to Owens Corning	48	937	58	(110)

BASIC EARNINGS (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$0.38	$7.39	$0.46	$(0.89)

DILUTED EARNINGS (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$0.38	$7.33	$0.46	$(0.89)

	Quarter
	First	Second	Third	Fourth
2009
Net sales	$1,074	$1,219	$1,348	$1,162
Cost of sales	916	969	1,068	1,001

Gross margin	158	250	280	161
Earnings (loss) before interest and taxes	(18)	88	120	2
Interest expense, net	25	26	30	30
Income tax expense (benefit)	(14)	29	8	(9)
Net earnings (loss) attributable to Owens Corning	(28)	33	80	(21)

BASIC EARNINGS (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$(0.23)	$0.27	$0.64	$(0.17)
DILUTED EARNINGS (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$(0.23)	$0.26	$0.63	$(0.17)

During the three months and six months ended June 30, 2010 the Company recorded additional net pre-tax expense of $4 million ($5 million after tax) and net pre-tax income of $2 million ($2 million after tax), respectively related to prior periods. The effect was not material to previously issued financial statements.

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

Guarantor and Nonguarantor Financial Statements

As described in Note 15, Owens Corning has issued $1.6 billion aggregate principal amount of Senior Notes. The Senior Notes and the Senior Credit Facilities are guaranteed, fully, unconditionally and jointly and severally, by each of Owens Corning’s current and future 100% owned material domestic subsidiaries that is a borrower or a guarantor under Owens Corning’s Credit Agreement, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Credit Facilities (collectively, the “Nonguarantor Subsidiaries”).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,388	$1,953	$(344)	$4,997
COST OF SALES	(12)	2,808	1,589	(344)	4,041

Gross margin	12	580	364	—	956
OPERATING EXPENSES
Marketing and administrative expenses	44	331	141	—	516
Science and technology expenses	—	63	13	—	76
Charges related to cost reduction actions	—	2	27	—	29
Other expenses	(59)	132	56	—	129

Total operating expenses	(15)	528	237	—	750

EARNINGS BEFORE INTEREST AND TAXES	27	52	127	—	206
Interest expense, net	116	(7)	1	—	110

EARNINGS BEFORE TAXES	(89)	59	126	—	96
Income tax expense (benefit)	(62)	(828)	50	—	(840)

EARNINGS BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES AND AFFILIATES	(27)	887	76	—	936
Equity in net earnings (loss) of subsidiaries	955	67	—	(1,022)	—
Equity in net earnings (loss) of affiliates	5	1	(2)	—	4

NET EARNINGS	933	955	74	(1,022)	940
Less: Net earnings attributable to noncontrolling interest	—	—	7	—	7

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$933	$955	$67	$(1,022)	$933

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,386	$1,674	$(257)	$4,803
COST OF SALES	(5)	2,757	1,459	(257)	3,954

Gross margin	5	629	215	—	849
OPERATING EXPENSES
Marketing and administrative expenses	90	293	139	—	522
Science and technology expenses	—	48	13	—	61
Charges related to cost reduction actions	1	16	17	—	34
Employee emergence equity program expense	—	23	6	—	29
Other (income) expenses	(140)	80	71	—	11

Total operating expenses	(49)	460	246	—	657

EARNINGS BEFORE INTEREST AND TAXES	54	169	(31)	—	192
Interest expense, net	112	(5)	4	—	111

EARNINGS BEFORE TAXES	(58)	174	(35)	—	81
Income tax expense	—	1	13	—	14

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES AND AFFILIATES	(58)	173	(48)	—	67
Equity in net earnings (loss) of subsidiaries	122	(48)	—	(74)	—
Equity in net earnings (loss) of affiliates	—	(3)	3	—	—

NET EARNINGS (LOSS)	64	122	(45)	(74)	67
Less: Net earnings attributable to noncontrolling interest	—	—	3	—	3

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$64	$122	$(48)	$(74)	$64

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,809	$2,338	$(300)	$5,847
COST OF SALES	(49)	3,365	1,909	(300)	4,925

Gross margin	49	444	429	—	922
OPERATING EXPENSES
Marketing and administrative expenses	112	306	199	—	617
Science and technology expenses	—	51	18	—	69
Charges related to cost reduction actions	—	2	5	—	7
Employee emergence equity program expense	—	20	6	—	26
Other expense	(88)	125	(68)	—	(31)

Total operating expenses	24	504	160	—	688

EARNINGS (LOSS) BEFORE INTEREST AND TAXES	25	(60)	269	—	234
Interest expense, net	118	(7)	5	—	116

EARNINGS (LOSS) BEFORE TAXES	(93)	(53)	264	—	118
Income tax expense	40	840	51	—	931

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES AND AFFILIATES	(133)	(893)	213	—	(813)
Equity in net earnings (loss) of subsidiaries	(680)	213	—	467	—
Equity in net earnings of affiliates	—	—	2	—	2

NETS EARNINGS (LOSS)	(813)	(680)	215	467	(811)
Less: Net earnings attributable to noncontrolling interest	—	—	2	—	2

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$(813)	$(680)	$213	$467	$(813)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3	$—	$49	$—	$52
Receivables, net	1	229	316	—	546
Due from affiliates	788	1,934	285	(3,007)	—
Inventories	—	369	251	—	620
Assets held for sale – current	—	—	16	—	16
Other current assets	1	83	90	—	174

Total current assets	793	2,615	1,007	(3,007)	1,408
Investment in subsidiaries	5,841	2,230	440	(8,511)	—
Due from affiliates	—	40	924	(964)	—
Property, plant and equipment, net	462	1,145	1,147	—	2,754
Goodwill	—	1,068	20	—	1,088
Intangible assets	—	980	488	(378)	1,090
Deferred income taxes	(28)	535	22	—	529
Assets held for sale – non-current	—	—	26	—	26
Other non-current assets	71	79	113	—	263

TOTAL ASSETS	$7,139	$8,692	$4,187	$(12,860)	$7,158

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28	$426	$488	$—	$942
Due to affiliates	1,547	347	1,113	(3,007)	—
Short-term debt	—	—	1	—	1
Long-term debt – current portion	—	1	4	—	5
Liabilities held for sale – current	—	—	7	—	7

Total current liabilities	1,575	774	1,613	(3,007)	955
Long-term debt, net of current portion	1,560	32	37	—	1,629
Due to affiliates	—	924	40	(964)	—
Pension plan liability	—	265	113	—	378
Other employee benefits liability	—	277	21	—	298
Deferred income taxes	—	—	75	—	75
Other liabilities	356	139	20	(378)	137
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share
Common stock	1	—	—	—	1
Additional paid in capital	3,876	5,796	1,895	(7,691)	3,876
Accumulated earnings (deficit)	194	485	335	(820)	194
Accumulated other comprehensive deficit	(194)	—	—	—	(194)
Cost of common stock in treasury	(229)	—	—	—	(229)

Total Owens Corning stockholders’ equity	3,648	6,281	2,230	(8,511)	3,648
Noncontrolling interest	—	—	38	—	38

Total equity	3,648	6,281	2,268	(8,511)	3,686

TOTAL LIABILITIES AND EQUITY	$7,139	$8,692	$4,187	$(12,860)	$7,158

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$538	$—	$26	$—	$564
Receivables, net	—	230	322	—	552
Due from affiliates	904	1,261	201	(2,366)	—
Inventories	—	368	247	—	615
Other current assets	3	44	76	—	123

Total current assets	1,445	1,903	872	(2,366)	1,854
Investment in subsidiaries	5,010	1,445	—	(6,455)	—
Property, plant and equipment, net	464	1,234	1,108	—	2,806
Goodwill	—	1,098	26	—	1,124
Intangible assets	—	1,056	499	(386)	1,169
Deferred income taxes	36	33	(38)	—	31
Other non-current assets	22	68	93	—	183

TOTAL ASSETS	$6,977	$6,837	$2,560	$(9,207)	$7,167

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8	$477	$438	$—	$923
Due to affiliates	1,619	347	400	(2,366)	—
Short-term debt	—	—	11	—	11
Long-term debt – current portion	—	1	8	—	9

Total current liabilities	1,627	825	857	(2,366)	943
Long-term debt, net of current portion	2,116	32	29	—	2,177
Pension plan liability	—	219	121	—	340
Other employee benefits liability	—	269	26	—	295
Deferred income taxes	—	386	—	—	386
Other liabilities	414	96	19	(386)	143
Mandatorily redeemable noncontrolling interest			30		30
Preferred stock, par value $0.01 per share
Common stock	1	—	—	—	1
Additional paid in capital	3,847	5,480	1,177	(6,657)	3,847
Retained earnings (accumulated deficit)	(739)	(470)	268	202	(739)
Accumulated other comprehensive deficit	(185)	—	—	—	(185)
Cost of common stock in treasury	(104)	—	—	—	(104)

Total Owens Corning stockholders’ equity	2,820	5,010	1,445	(6,455)	2,820
Noncontrolling interest	—	—	33	—	33

Total equity	2,820	5,010	1,478	(6,455)	2,853

TOTAL LIABILITIES AND EQUITY	$6,977	$6,837	$2,560	$(9,207)	$7,167

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$—	$265	$223	$—	$488

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	—	(139)	(175)	—	(314)
Proceeds from the sale of assets or affiliates	45	—	20	—	65

Net cash flow provided by (used for) for investing activities	45	(139)	(155)	—	(249)

NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	631	—	—	—	631
Payments on senior revolving credit facility	(619)	—	—	—	(619)
Proceeds from long-term debt	—	—	5	—	5
Payments on long-term debt	(600)	—	(9)	—	(609)
Investment in subsidiaries and affiliates	—	—	(30)	—	(30)
Net decrease in short-term debt	—	—	(10)	—	(10)
Purchases of treasury stock	(120)		—		(120)
Other	2	—	—	—	2
Parent loans and advances	126	(126)	—	—	—

Net cash flow used for financing activities	(580)	(126)	(44)	—	(750)

Effect of exchange rate changes on cash	—	—	(1)	—	(1)

Net increase (decrease) in cash and cash equivalents	(535)	—	23	—	(512)
Cash and cash equivalents at beginning of period	538	—	26	—	564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3	$—	$49	$—	$52

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$—	$470	$71	$—	$541

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	(4)	(134)	(105)	—	(243)
Proceeds from the sale of assets or affiliates	3	6	30	—	39

Net cash flow used for investing activities	(1)	(128)	(75)	—	(204)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	160	—	100	—	260
Payments on senior revolving credit facility	(480)	—	(106)	—	(586)
Proceeds from long-term debt	345	—	5	—	350
Payments on long-term debt	—	(2)	(13)	—	(15)
Net decrease in short-term debt	—	—	(20)	—	(20)
Purchases of noncontrolling interest			(3)		(3)
Purchases of treasury stock	(3)		—		(3)
Parent loans and advances	354	(354)	—	—	—

Net cash flow provided by (used for) financing activities	376	(356)	(37)	—	(17)

Effect of exchange rate changes on cash	—	—	8	—	8

Net increase (decrease) in cash and cash equivalents	375	(14)	(33)	—	328
Cash and cash equivalents at beginning of period	163	14	59	—	236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$538	$—	$26	$—	$564

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2008

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$—	$328	$(135)	$—	$193

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	(74)	(218)	(142)	—	(434)
Proceeds from the sale of assets or affiliates	24	(3)	251	—	272

Net cash flow provided by (used for) investing activities activities	(50)	(221)	109	—	(162)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	1,135	—	—	—	1,135
Payments on senior revolving credit facility	(955)	—	—	—	(955)
Proceeds from long-term debt	—	—	12	—	12
Payments on long-term debt	—	—	(9)	—	(9)
Net decrease in short-term debt	—	—	(16)	—	(16)
Purchase of treasury stock	(100)		—	—	(100)
Parent loans and advances	133	(133)	—	—	—

Net cash flow provided by (used for) financing activities	213	(133)	(13)	—	67

Effect of exchange rate changes on cash	—	—	3	—	3

Net increase (decrease) in cash and cash equivalents	163	(26)	(36)	—	101
Cash and cash equivalents at beginning of period	—	40	95	—	135

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$163	$14	$59	$—	$236

OWENS CORNING AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULE

Number	Description	Page
II	Valuation and Qualifying Accounts and Reserves – for the years ended December 31, 2010, 2009, and 2008	106

OWENS CORNING AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

(in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Acquisitions and Divestitures	Balance at End of Period
FOR THE YEAR ENDED DECEMBER 31, 2010
Allowance for doubtful accounts	$23	$1	$—	$(4	)(a)	$(1)	$19
Tax valuation allowance	$1,112	$(906)	$(32)	$—		$—	$174
FOR THE YEAR ENDED DECEMBER 31, 2009
Allowance for doubtful accounts	$21	$4	$—	$(2	)(a)	$—	$23
Tax valuation allowance	$1,110	$(16)	$18	$—		$—	$1,112
FOR THE YEAR ENDED DECEMBER 31, 2008
Allowance for doubtful accounts	$23	$5	$(2)	$(5	)(a)	$—	$21
Tax valuation allowance	$125	$913	$91	$—		$(19)	$1,110

(a)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Sixth Amended Joint Plan of Reorganization for Owens Corning and Its Affiliated Debtors and Debtors-in-Possession (as Modified) (incorporated by reference to Exhibit 2.1 of Owens Corning Sales, LLC’s Current Report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.2	Bankruptcy Court Order Confirming the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.1 of Owens Corning Sales, LLC’s Current Report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.3	Bankruptcy Court Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.2 of Owens Corning Sales, LLC’s Current Report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.4	District Court Order Affirming the Bankruptcy Court’s Order Confirming the Sixth Amended Joint Plan of Reorganization (as Modified) and Findings of Fact and Conclusions of Law Regarding Confirmation of the Sixth Amended Joint Plan of Reorganization (as Modified) (incorporated by reference to Exhibit 99.3 of Owens Corning Sales, LLC’s Current Report on Form 8-K (File No. 1-3660), filed September 29, 2006).

2.5	Purchase Agreement, dated as of July 26, 2007, by and between Owens Corning, Société de Participations Financières et Industrielles S.A.S. and certain other parties named therein (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed August 1, 2007).

2.6	Purchase Agreement, dated as of July 17, 2007, among Owens Corning, Owens Corning Holdings Company, CertainTeed Corporation and Saint-Gobain Delaware Corporation (incorporated by reference to Exhibit 2.7 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended September 30, 2007).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.1	Indenture, dated as of October 31, 2006, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.2	First Supplemental Indenture, dated as of April 13, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 13, 2007).

4.3	Second Supplemental Indenture, dated as of December 12, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Owens Corning’s Annual Report on Form 10-K for the year ended December 31, 2007).

4.4	Third Supplemental Indenture, dated as of April 24, 2008, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended June 30, 2008).

4.5	Series A Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.6	Series B Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.4 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.7	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and among Owens Corning, Owens Corning Sales, LLC., J.P. Morgan Securities Inc. and any parties identified on the signature pages of any Joinder Agreements executed pursuant thereto (incorporated by reference to Exhibit 4.1 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.8	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006, by and among Owens Corning, Owens Corning Sales, LLC. and the Owens Corning/Fibreboard Asbestos Personal Injury Trust (incorporated by reference to Exhibit 4.2 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.9	Indenture, dated as of June 2, 2009, between Owens Corning, certain of Owens Corning’s subsidiaries and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Registration Statement on Form S-3 (File No. 333-159689), filed June 3, 2009).

4.10	Supplemental Indenture, dated June 8, 2009, between Owens Corning, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 8, 2009).

4.11	Form of 9.000% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 8, 2009).

4.12	Fourth Supplemental Indenture, dated as of May 26, 2010, by and among Owens Corning, certain subsidiaries, and Wells Fargo Bank, National Association, as successor Trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 28, 2010).

4.13	Second Supplemental Indenture, dated as of May 26, 2010, by and among Owens Corning, certain subsidiaries, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 28, 2010).

10.1	Credit Agreement, dated as of October 31, 2006 by and among Owens Corning, the lenders referred to therein, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.2	Joinder Agreement, dated as of April 13, 2007, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 99.1 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 13, 2007).

10.3	First Amendment to Credit Agreement, dated as of August 2, 2007 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed August 15, 2007).

10.4	Joinder Agreement to the Subsidiaries Guaranty, dated as of October 26, 2007, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 4.7 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).

10.5	Joinder Agreement to the Intercompany Subordination Agreement, dated as of October 26, 2007, among the additional parties signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 4.8 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).

10.6	Second Amendment to Credit Agreement, dated as of October 31, 2007 (incorporated by reference to Exhibit 4.9 Owens Corning’s Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).

10.7	Joinder Agreement to the Subsidiaries Guaranty, dated as of April 24, 2008, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 4.2 to Owens Corning Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended June 30, 2008).

10.8	Joinder Agreement to the Intercompany Subordination Agreement, dated as of April 24, 2008, among the additional guarantors signatory thereto and Citibank N.A., as administrative agent (incorporated by reference to Exhibit 4.3 of Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended June 30, 2008).

10.9	Credit Agreement, dated as of May 26, 2010, by and among Owens Corning, certain of its subsidiaries, the lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 28, 2010).

10.10	Key Management Severance Agreement with Karel Czanderna (incorporated by reference to Exhibit 10.9 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2010).*

10.11	Offer Letter from Owens Corning to Karel Czanderna, dated as of July 14, 2008 (incorporated by reference to Exhibit 10.10 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2010).*

10.12	Key Management Severance Agreement with Charles E. Dana (incorporated by reference to Exhibit 10.18 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.13	Agreement with Charles E. Dana (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Annual Report on Form 10-K (File No. 1-3660) for the year ended December 31, 2003).*

10.14	Key Management Severance Agreement with Stephen K. Krull (incorporated by reference to Exhibit 10.21 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.15	Key Management Severance Agreement with Duncan Palmer (incorporated by reference to Exhibit 10.22 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).*

10.16	Offer Letter from Owens Corning to Duncan Palmer, dated as of August 15, 2007 (incorporated by reference to Exhibit 10.3 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended September 30, 2007).*

10.17	Amended and restated Key Management Severance Agreement with Michael H. Thaman (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Annual Report on Form 10-K (File No. 1-3660) for the year ended December 31, 2005).*

10.18	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.19	Amended and Restated Owens Corning 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed December 10, 2007).*

10.20	Owens Corning Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2003).*

10.21	Owens Corning Executive Supplemental Benefit Plan, 2009 Restatement (incorporated by reference to Exhibit 10.28 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.22	Corporate Incentive Plan Terms Applicable to Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1999).*

10.23	Owens Corning Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.30 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.24	Corporate Incentive Plan Terms Applicable to Key Employees Other Than Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1999).*

10.25	Owens Corning Deferred Compensation Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.5 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2007).*

10.26	First Amendment to the Owens Corning Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.33 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.27	Standard Retainer/Meeting Fee Arrangement for Non-Employee Directors (incorporated by reference to Exhibit 10.32 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).

10.28	Owens Corning 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 23, 2010).*

10.29	Key Management Severance Agreement with David L. Johns (incorporated by reference to Exhibit 10.20 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

14.1	Ethics Policy for Chief Executive and Senior Financial Officers (filed herewith).

21.1	Subsidiaries of Owens Corning (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Form 10-K.

Owens Corning agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of Owens Corning where the total amount of securities authorized under each issue does not exceed ten percent of the total assets of Owens Corning and its subsidiaries on a consolidated basis.