Form 10-Q
period 2011-03-31
Owens Corning
filed 2011-04-27
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Yes ☑            No ☐

As of April 15, 2011, 124,804,861 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010
NET SALES	$1,238	$1,265
COST OF SALES	1,036	1,029

Gross margin	202	236
OPERATING EXPENSES
Marketing and administrative expenses	135	124
Science and technology expenses	19	18
Charges related to cost reduction actions	-	6
Other (income) expenses	(13)	5

Total operating expenses	141	153

EARNINGS BEFORE INTEREST AND TAXES	61	83
Interest expense, net	25	26

EARNINGS BEFORE TAXES	36	57
Less: Income tax expense	11	9
Equity in net earnings of affiliates	-	1

NET EARNINGS	25	49
Less: Net earnings attributable to noncontrolling interests	1	1

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$24	$48

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.19	$0.38
Diluted	$0.19	$0.38

WEIGHTED-AVERAGE COMMON SHARES
Basic	123.8	126.5
Diluted	125.3	127.5

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	March 31, 2011	Dec. 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$61	$52
Receivables, less allowances of $19 at March 31, 2011 and Dec. 31, 2010	750	546
Inventories	665	620
Assets held for sale – current	18	16
Other current assets	195	174

Total current assets	1,689	1,408
Property, plant and equipment, net	2,807	2,754
Goodwill	1,088	1,088
Intangible assets	1,091	1,090
Deferred income taxes	524	529
Assets held for sale – non-current	26	26
Other non-current assets	259	263

TOTAL ASSETS	$7,484	$7,158

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$981	$942
Short-term debt	5	1
Long-term debt – current portion	5	5
Liabilities held for sale – current	7	7

Total current liabilities	998	955
Long-term debt, net of current portion	1,919	1,629
Pension plan liability	308	378
Other employee benefits liability	297	298
Deferred income taxes	72	75
Other liabilities	133	137
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,887	3,876
Accumulated earnings	218	194
Accumulated other comprehensive deficit	(153)	(194)
Cost of common stock in treasury (c)	(234)	(229)

Total Owens Corning stockholders’ equity	3,719	3,648
Noncontrolling interests	38	38

Total equity	3,757	3,686

TOTAL LIABILITIES AND EQUITY	$7,484	$7,158

(a)	10 shares authorized; none issued or outstanding at March 31, 2011 and Dec. 31, 2010
(b)	400 shares authorized; 134.3 issued and 124.8 outstanding at March 31, 2011; 133.2 issued and 124.1 outstanding at Dec. 31, 2010
(c)	9.5 shares at March 31, 2011 and 9.1 shares at Dec. 31, 2010

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended March 31,
	2011	2010
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings	$25	$49
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	80	80
Gain on sale of businesses and fixed assets	(6)	(2)
Deferred income taxes	(4)	5
Provision for pension and other employee benefits liabilities	8	7
Stock-based compensation expense	5	7
Other non-cash	(7)	(2)
Change in working capital	(239)	(158)
Pension fund contribution	(78)	(8)
Payments for other employee benefits liabilities	(7)	(6)
Other	10	1

Net cash flow used for operating activities	(213)	(27)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(91)	(63)
Proceeds from the sale of assets or affiliates	12	5

Net cash flow used for investing activities	(79)	(58)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	432	-
Payments on senior revolving credit facility	(133)	-
Payments on long-term debt	(1)	(3)
Net increase (decrease) in short-term debt	4	(9)
Purchases of treasury stock	(10)	(2)
Other	8	-

Net cash flow provided by (used for) financing activities	300	(14)

Effect of exchange rate changes on cash	1	(2)

Net increase (decrease) in cash and cash equivalents	9	(101)
Cash and cash equivalents at beginning of period	52	564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61	$463

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	GENERAL

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.

The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s 2010 annual report on Form 10-K. During the three months ended March 31, 2011, the Company recorded foreign currency gains in other (income) expenses of $4 million ($4 million after-tax income) related to prior periods. The effect was not material to the previously issued financial statements. Certain reclassifications have been made to the periods presented for 2010 to conform to the classifications used in the periods presented for 2011.

2.	SEGMENT INFORMATION

The Company has two reportable segments: Composites and Building Materials. Accounting policies for the segments are the same as those for the Company. The Company’s reportable segments are defined as follows:

Composites – comprised of our Reinforcements and Downstream businesses. Within the Reinforcements business, the Company manufactures, fabricates and sells glass reinforcements in various forms of fiber. Within the Downstream business, the Company manufactures and sells glass fiber products in the form of fabrics, mat, veil and other specialized products.

Building Materials – comprised of our Insulation and Roofing businesses. Within the Insulation business, the Company manufactures and sells fiberglass insulation into residential, commercial, industrial and other markets for both thermal and acoustical applications. It also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media and foam insulation used in above- and below-grade construction applications. Within the Roofing business, the Company manufactures and sells residential roofing shingles and oxidized asphalt materials used in residential and commercial construction and specialty applications.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	SEGMENT INFORMATION (continued)

NET SALES

The following table summarizes our net sales by segment and geographic region (in millions). External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Three Months Ended March 31,
	2011	2010
Reportable Segments
Composites	$492	$463
Building Materials	786	847

Total reportable segments	1,278	1,310
Corporate eliminations	(40)	(45)

NET SALES	$1,238	$1,265

External Customer Sales by Geographic Region
United States	$800	$841
Europe	164	143
Asia Pacific	153	159
Other	121	122

NET SALES	$1,238	$1,265

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

The following table summarizes EBIT by segment (in millions):

	Three Months Ended March 31,
	2011	2010
Reportable Segments
Composites	$48	$31
Building Materials	30	87

Total reportable segments	$78	$118

Corporate, Other and Eliminations
Charges related to cost reduction actions and related items	$-	$(13)
Acquisition integration and transaction costs	-	(1)
General corporate expense and other	(17)	(21)

EBIT	$61	$83

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.	INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2011	Dec. 31, 2010
Finished goods	$477	$452
Materials and supplies	188	168

Total inventories	$665	$620

4.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate non-performance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2011 and December 31, 2010 the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

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

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	March 31, 2011	Dec. 31, 2010
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas	Other current assets	$3	$2
Amount of gain recognized in OCI (effective portion)	OCI	$3	$2

Fair value hedges:
Interest rate swaps	Other non-current assets	$7	$12

Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas	Accounts payable and accrued liabilities	$1	$3
Amount of loss recognized in OCI (effective portion)	OCI	$1	$3
Derivative assets not designated as hedging instruments:
Other derivatives:

Foreign exchange contracts	Other current assets	$-	$3
Derivative liabilities not designated as hedging instruments:
Cash flow hedges:
Natural gas	Accounts payable and accrued liabilities	$2	$2

Other derivatives:
Energy supply contract	Accounts payable and accrued liabilities	$-	$1

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended March 31,
	Location	2011	2010
Derivative activity designated as hedging instruments:
Natural gas:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$1	$1

Interest rate swaps:
Amount of gain recognized in earnings (ineffective portion)	Interest expense, net	$(2)	$-

Derivative activity not designated as hedging instruments:
Natural gas:
Amount of (gain) loss recognized in earnings	Other expenses	$(1)	$2

Energy supply contract:
Amount of (gain) loss recognized in earnings	Other expenses	$(1)	$1

Foreign currency exchange contract:
Amount of loss recognized in earnings	Other expenses	$-	$4

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

As of March 31, 2011, $1 million of gains included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred gains include the recognition of the hedged item through earnings.

Fair Value Hedges

The Company uses forward currency exchange contracts, some of which qualify as fair value hedges, to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in other (income) expenses on the Consolidated Statements of Earnings.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The Company manages its interest rate exposure by balancing the mixture of its fixed and variable rate instruments. The Company has entered into several interest rate swaps to manage its interest rate exposure by converting fixed rate debt to variable rate debt. These swaps are carried at fair value and recorded as other non-current assets or other liabilities, with the offset to long-term debt on the Consolidated Balance Sheets. Changes in the fair value of these swaps and that of the related debt are recorded in interest expense, net on the Consolidated Statements of Earnings.

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

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

March 31, 2011	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$170	$(40)	$130
Technology	20	208	(48)	160
Franchise and other agreements	15	34	(10)	24
Indefinite-lived intangible assets:
Trademarks		777	-	777

Total intangible assets		$1,189	$(98)	$1,091

Goodwill		$1,088

Dec. 31, 2010	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$169	$(38)	$131
Technology	20	202	(45)	157
Franchise and other agreements	15	34	(9)	25
Indefinite-lived intangible assets:
Trademarks		777	-	777

Total intangible assets		$1,182	$(92)	$1,090

Goodwill		$1,088

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

Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first quarter of 2011.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	March 31, 2011	Dec. 31, 2010
Land	$225	$218
Buildings and leasehold improvements	702	687
Machinery and equipment	2,757	2,699
Construction in progress	209	167

	3,893	3,771
Accumulated depreciation	(1,086)	(1,017)

Property, plant and equipment, net	$2,807	$2,754

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 21% of total machinery and equipment as of March 31, 2011 and December 31, 2010. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

7.	DIVESTITURES

At December 31, 2010, the Company sold its United States Masonry Products business (“Masonry Products”) to Boral Industries Ltd (“Boral”), an unrelated third party. At closing, the Company received $45 million and will receive an additional $45 million in 2014. The $45 million to be received in 2014 was recorded at its net present value of $40 million in noncurrent assets on the Consolidated Balance Sheets. Additionally, the Company could receive contingent proceeds in 2014 based on 2013 financial performance of the former Masonry Products business. Amounts are subject to post closing adjustments. The Company will maintain an interest in the former Masonry Products business until the second payment is received. Masonry Products was a component of the Company’s Building Materials segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8.	ASSETS AND LIABILITIES HELD FOR SALE

During the first quarter, Owens Corning reached a definitive agreement to sell its glass fiber reinforcements plant in Capivari, Brazil. The transaction, which is expected to close during the second quarter of 2011, is subject to regulatory approval and other customary conditions. Suspended depreciation expense related to the assets held for sale was less than $1 million during the first quarter of 2011. The sale of the facility is expected to be completed during 2011.

	2011	2010
Current assets
Receivables, less allowances	$11	$9
Inventories	7	7

Total current assets	18	16
Property, plant and equipment, net	23	23
Other non-current assets	3	3

Total assets	$44	$42

Current liabilities
Accounts payable and accrued liabilities	$7	$7

Total current liabilities	7	7

Total liabilities	$7	$7

9.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Three Months Ended March 31, 2011
Beginning balance	$38
Amounts accrued for current year	4
Settlements of warranty claims	(3)

Ending balance	$39

10.	COST REDUCTION ACTIONS

2010 Cost Reduction Actions

As part of the Company’s continuing review of its manufacturing network, actions were taken during 2010 to further balance global capacity and respond to market conditions. No charges related to these actions were incurred during the three months ended March 31, 2011. During the three months ended March 31, 2010, the Company recorded $13 million in charges related to these cost reduction actions and related items, of which $6 million related to severance and are presented in charges related to cost reduction actions on the Consolidated Statements of Earnings and $7 million is related to accelerated depreciation expense and is included in cost of sales on the Consolidated Statements of Earnings. Payments related to these activities will continue in 2011.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	COST REDUCTION ACTIONS (continued)

The following table summarizes the status of the unpaid liabilities from the Company’s 2010 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2010	Costs Incurred	Payments	Ending Balance March 31, 2011	Cumulative Charges Incurred
Severance	$17	$-	$3	$14	$29

Total	$17	$-	$3	$14	$29

11.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	March 31, 2011	Dec. 31, 2010
6.50% senior notes, net of discount, due 2016	$649	$649
7.00% senior notes, net of discount, due 2036	540	540
9.00% senior notes, net of discount, due 2019	345	345
Senior revolving credit facility, maturing in 2014	311	12
Various capital leases, due through and beyond 2050	51	52
Various floating rate debt, maturing through 2027	11	11
Other fixed rate debt, with maturities up to 2022, at rates up to 11.0%	9	10
Effects of interest rate swap on 6.50% senior notes, due 2016	8	15

Total long-term debt	1,924	1,634
Less – current portion	5	5

Long-term debt, net of current portion	$1,919	$1,629

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2011.

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

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was well within compliance with these covenants as of March 31, 2011.

At March 31, 2011, the Company had no letters of credit outstanding under the Senior Revolving Credit Facility. At December 31, 2010, the Company had $49 million of letters of credit outstanding under the Senior Revolving Credit Facility.

Trade Receivables Securitization

On March 31, 2011, Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, entered into a $250 million Receivables Purchase Agreement (the “RPA”) with certain financial institutions. The RPA includes a letter of credit sub-facility. As of March 31, 2011, substantially all of the Company’s letters of credit outstanding under the Company’s Credit Agreement have been converted into letters of credit issued under the RPA. At March 31, 2011, the Company had $50 million letters of credit outstanding under the RPA. At March 31, 2011, no other amounts were outstanding under the RPA.

The commitments of the financial institutions under the RPA expire on March 29, 2012.

Owens Corning Receivables LLC’s sole business consists of the purchase or acceptance through capital contributions of trade receivables and related rights from Owens Corning Sales, LLC and the subsequent retransfer of or granting of a security interest in such trade receivables and related rights to certain purchasers party to the RPA. Owens Corning Receivables LLC is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of Owens Corning Receivables LLC’s assets prior to any assets or value in Owens Corning Receivables LLC becoming available to Owens Corning Receivables LLC’s equity holders. The assets of Owens Corning Receivables LLC are not available to pay creditors of the Company or any other affiliates of the Company or Owens Corning Sales, LLC.

Short-Term Debt

At March 31, 2011 and December 31, 2010, short-term borrowings were $ 5 million and $ 1 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 2.7% for March 31, 2011 and 2.5% for December 31, 2010.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Company sponsors defined benefit pension plans. Under the plans, pension benefits are based on an employee’s years of service and, for certain categories of employees, qualifying compensation. Company contributions to these pension plans are determined by an independent actuary to meet or exceed minimum funding requirements. The unrecognized cost of any retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits.

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$1	$3	$2	$1	$3
Interest cost	13	6	19	14	6	20
Expected return on plan assets	(16)	(7)	(23)	(16)	(6)	(22)
Amortization of actuarial loss	3	1	4	-	1	1

Net periodic pension cost	$2	$1	$3	$-	$2	$2

The Company expects to contribute approximately $94 million in cash to the United States Pension Plans and approximately $20 million to non-United States plans during 2011. The Company made cash contributions of approximately $78 million to the plans during the three months ended March 31, 2011.

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

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended March 31,
	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$1	$1
Interest cost	4	4

Net periodic benefit cost	$5	$5

13.	CONTINGENT LIABILITIES AND OTHER MATTERS

Litigation

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

Environmental Matters

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At March 31, 2011, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2011, our estimated liability for such items was $9 million.

Other Items

On December 17, 2010, the French tax authorities made a claim in the amount of approximately 123 million Euros against a subsidiary the Company acquired as part of the acquisition of Saint-Gobain’s reinforcement and composite fabrics business in 2007 (the “2007 Acquisition”). The claim relates to transactions that occurred prior to the closing of the 2007 Acquisition. Pursuant to the purchase agreement governing the 2007 Acquisition, Saint-Gobain is required to indemnify Owens Corning and its subsidiaries for pre-closing tax claims and related damages, attorney fees and expenses. On assessment of the information available to the Company, including discussions with Saint-Gobain, the Company believes that it is likely that the claim will not be sustained during the administrative process; therefore, the Company has not recorded an accrual for the claim or a corresponding receivable with respect to the Company’s contractual indemnification rights. The Company does not expect this tax claim to have a material impact on its results.

14.	STOCK COMPENSATION

2010 Stock Plan

On April 22, 2010, the Company’s stockholders approved the Owens Corning 2010 Stock Plan (the “2010 Stock Plan”) which replaced the Owens Corning 2006 Stock Plan (the “2006 Stock Plan”), as amended and restated. The 2010 Stock Plan authorizes grants of stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. At March 31, 2011, the number of shares remaining available under the 2010 Stock Plan for all stock awards was 3.6 million.

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

During the three months ended March 31, 2011, 412,200 stock options were granted with a weighted-average grant date fair value of $15.85. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 44.3%, expected dividends of 0%, expected term of 6.26 years and a risk-free interest rate of 2.6%.

During each three month period ended March 31, 2011 and 2010, the Company recognized expense of $1 million, related to the Company’s stock options. As of March 31, 2011 there was $11 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 3.24 years. The total aggregate intrinsic value of options outstanding as of March 31, 2011 and 2010 was $35 million and $11 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION (continued)

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	3,397,858	$25.06
Granted	412,200	33.98
Exercised	(254,488)	25.95
Forfeited	(45,650)	18.98

Ending Balance	3,509,920	$26.12

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average		Number Exercisable at March 31, 2011	Weighted-Average
		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price

$7.57 – $34.94	3,509,920	7.01	$26.12	2,321,011	6.06	$26.99

Restricted Stock Awards and Restricted Stock Units

The Company has granted restricted stock awards and restricted stock units (collectively referred to as “restricted stock”) under its employee emergence equity program, non-employee director programs, LTIP and officer appointment program. Compensation expense for restricted stock is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the four year vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2014.

During each three month period ended March 31, 2011 and 2010, the Company recognized expense of $3 million related to the Company’s restricted stock. As of March 31, 2011 there was $29 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 3.17 years. The total fair value of shares vested during the three months ended March 31, 2011 and 2010 was $8 million and $4 million, respectively.

A summary of the status of the Company’s plans that had restricted stock issued as of March 31, 2011 and changes during the three months ended March 31, 2011 are presented below. The weighted-average grant-date fair value of the restricted stock granted during the three months ended March 31, 2010 was $25.35.

	Three Months Ended March 31, 2011
	Number of Shares	Weighted- Average Grant- Date Fair Value
Beginning Balance	1,987,705	$19.74
Granted	486,401	34.03
Vested	(416,081)	18.62
Forfeited	(43,950)	19.64

Ending Balance	2,014,075	$23.42

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION (continued)

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

In the first three months of 2011, the Company granted PSUs. The 2011 grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the respective three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For all PSUs, respectively, during the three months ended March 31, 2011 and 2010, the Company recognized expense of $7 million and $3 million. As of March 31, 2011, there was $21 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.03 years.

2011 Grant

For the 2011 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the three month period ended March 31, 2011, the Company estimated the fair value of the PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 57.4%, a risk free rate of 1.2% and an expected term of 2.75 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning March 31, 2011 to the end of the three-year performance period.

For the 2011 grant, the fair value of the portion of PSUs settled in stock was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 57.2%, a risk free interest rate of 1.1% and an expected term of 2.91 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.

2010 Grant

For the 2010 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended March 31, 2011, the Company estimated the fair value of the PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 38.1% a risk free rate of 0.8% and an expected term of 2.00 years. Expected volatility was based on a benchmark study of our peers. The risk-free rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning March 31, 2011 to the end of the three-year performance period.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had issued PSUs as of March 31, 2011, and changes during the three months ended March 31, 2011 are presented below:

	Three Months Ended March 31, 2011
	Number of PSUs	Weighted- Average Grant- Date Fair Value
Beginning Balance	1,255,689	$22.41
Granted	485,554	34.06
Vested	(745,801)	19.91
Forfeited	(38,382)	24.61

Ending Balance	957,060	$30.18

15.	EARNINGS PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net earnings attributable to Owens Corning	$24	$48

Weighted-average number of shares outstanding used for basic earnings per share	123.8	126.5
Non-vested restricted and performance shares	1.0	0.7
Options to purchase common stock	0.5	0.3

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	125.3	127.5

Earnings per common share attributable to Owens Corning common stockholders:

Basic	$0.19	$0.38
Diluted	$0.19	$0.38

Basic earnings per share is calculated by dividing earnings attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

On August 1, 2010, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. As of March 31, 2011, 7.7 million shares were available for repurchase under the Repurchase Program.

For the three months ended March 31, 2011 the number of shares used in the calculation of diluted earnings per share did not include 0.4 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	EARNINGS PER SHARE (continued)

For the three months ended March 31, 2010 the number of shares used in the calculation of diluted earnings per share did not include 2.6 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

16.	COMPREHENSIVE EARNINGS

The following table presents the comprehensive earnings attributable to Owens Corning (in millions):

	Three Months Ended March 31,
	2011	2010
Net earnings	$25	$49
Currency translation adjustment	37	(5)
Pension and other postretirement adjustment	-	(1)
Deferred income on hedging	3	(3)

Comprehensive earnings	65	40
Less: Comprehensive earnings attributable to noncontrolling interests	-	1

Comprehensive earnings attributable to Owens Corning	$65	$39

17.	FAIR VALUE MEASUREMENT

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of March 31, 2011 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$1	$-	$-
Derivative assets	10	-	10	-

Total assets	$11	$1	$10	$-

Liabilities:
Derivative liabilities	$(3)	$-	$(3)	$-

Total liabilities	$(3)	$-	$(3)	$-

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	FAIR VALUE MEASUREMENT (continued)

Cash equivalents, by their nature, utilize Level 1 inputs in determining fair value. The Company measures the value of its natural gas hedge contracts and foreign currency forward contracts using Level 2 inputs. The fair value of the Company’s natural gas hedges is determined by a mark to market valuation based on forward curves using observable market prices and the fair value of its foreign currency forward contracts is determined using observable market transactions in over-the-counter markets. The fair value of the Company’s interest rate swaps is determined by a mark to market valuation based on forward curves observable in the market. A significant portion of the value of the Company’s energy supply derivative contract uses Level 3 inputs. The fair value of the Company’s energy supply derivative contract is determined by a mark to market valuation based on forward curves and on broker quotes. The value of this contract at March 31, 2011 was less than $1 million.

The following table provides a rollforward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
December 31, 2010	$(1)
Total gain included in net earnings attributable to Owens Corning	1

March 31, 2011	$-

Changes in the fair value of this energy supply derivative contract are included in other (income) expenses on the Consolidated Statements of Earnings.

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $51 million as of March 31, 2011.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of March 31, 2011, the Company’s 6.50% senior notes due 2016 were trading at approximately 108% of par value, the 7.00% senior notes due 2036 were trading at approximately 102% of par value and the 9.00% senior notes due 2019 were trading at approximately 119% of par value.

At March 31, 2011, the Company determined that the book value of the remaining long-term debt instruments approximates market value. This approach, which utilized indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $391 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	INCOME TAXES

Income tax expense for the three months ended March 31, 2011 was $11 million. Excluding approximately $9 million of benefit related to the reversal of a valuation allowance in a foreign location and other discrete items in the quarter, the Company’s effective tax rate would have been 56 percent. The difference between the first quarter effective tax rate and the statutory rate of 35 percent is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position in the first quarter 2011.

Income tax expense for the three months ended March 31, 2010 was $9 million. Excluding charges related to valuation allowances in foreign locations of $2 million, the Company’s effective tax rate would have been 12 percent. The difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to the level of earnings in the United States, in which there is relatively little income tax expense due to the valuation allowance that existed as of March 31, 2010 against the United States deferred tax assets.

19.	ACCOUNTING PRONOUNCEMENTS

There were no accounting standards issued during the quarter that the Company believes would have a material impact on the financial statements.

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$827	$488	$(77)	$1,238
COST OF SALES	(8)	725	396	(77)	1,036

Gross margin	8	102	92	-	202
OPERATING EXPENSES
Marketing and administrative expenses	13	86	36	-	135
Science and technology expenses	-	16	3	-	19
Other expenses, net	(27)	13	1	-	(13)

Total operating expenses	(14)	115	40	-	141

EARNINGS BEFORE INTEREST AND TAXES	22	(13)	52	-	61
Interest expense, net	25	-	-	-	25

EARNINGS BEFORE TAXES	(3)	(13)	52	-	36
Less: Income tax expense (benefit)	(1)	(3)	15	-	11
Equity in net earnings (loss) of subsidiaries	26	37	-	(63)	-
Equity in net earnings (loss) of affiliates	-	(1)	1	-	-

NET EARNINGS	24	26	38	(63)	25
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$24	$26	$37	$(63)	$24

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$884	$461	$(80)	$1,265
COST OF SALES	(2)	724	387	(80)	1,029

Gross margin	2	160	74	-	236
OPERATING EXPENSES
Marketing and administrative expenses	22	71	31	-	124
Science and technology expenses	-	15	3	-	18
Charges related to cost reduction actions	-	-	6	-	6
Other expenses, net	(37)	25	17	-	5

Total operating expenses	(15)	111	57	-	153

EARNINGS BEFORE INTEREST AND TAXES	17	49	17	-	83
Interest expense, net	26	-	-	-	26

EARNINGS BEFORE TAXES	(9)	49	17	-	57
Less: Income tax expense (benefit)	-	1	8	-	9
Equity in net earnings (loss) of subsidiaries	57	8		(65)	-
Equity in net earnings (loss) of affiliates	-	1	-	-	1

NET EARNINGS	48	57	9	(65)	49
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$48	$57	$8	$(65)	$48

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2011

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$45	$-	$16	$-	$61
Receivables, net	3	412	335	-	750
Due from affiliates	857	1,623	243	(2,723)	-
Inventories	-	370	295	-	665
Assets held for sale – current	-	-	18	-	18
Other current assets	3	83	109	-	195

Total current assets	908	2,488	1,016	(2,723)	1,689
Investment in subsidiaries	5,899	2,352	450	(8,701)	-
Due from affiliates	-	54	960	(1,014)	-
Property, plant and equipment, net	464	1,148	1,195	-	2,807
Goodwill	-	1,068	20	-	1,088
Intangible assets	-	975	481	(365)	1,091
Deferred income taxes	(27)	540	11	-	524
Assets held for sale – non-current	-	-	26	-	26
Other non-current assets	67	75	117	-	259

TOTAL ASSETS	$7,311	$8,700	$4,276	$(12,803)	$7,484

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$35	$448	$498	$-	$981
Due to affiliates	1,359	298	1,066	(2,723)	-
Short-term debt	-	-	5	-	5
Long-term debt – current portion	-	1	4	-	5
Liabilities held for sale – current	-	-	7	-	7

Total current liabilities	1,394	747	1,580	(2,723)	998
Long-term debt, net of current portion	1,852	31	36	-	1,919
Due to affiliates	-	960	54	(1,014)	-
Pension plan liability	-	201	107	-	308
Other employee benefits liability	-	275	22	-	297
Deferred income taxes	-	-	72	-	72
Other liabilities	346	137	15	(365)	133
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Common stock	1	-	-	-	1
Additional paid in capital	3,887	5,842	1,982	(7,824)	3,887
Accumulated earnings (deficit)	218	507	370	(877)	218
Accumulated other comprehensive deficit	(153)	-	-	-	(153)
Cost of common stock in treasury	(234)	-	-	-	(234)

Total Owens Corning stockholders’ equity	3,719	6,349	2,352	(8,701)	3,719
Noncontrolling interest	-	-	38	-	38

Total equity	3,719	6,349	2,390	(8,701)	3,757

TOTAL LIABILITIES AND EQUITY	$7,311	$8,700	$4,276	$(12,803)	$7,484

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$3	$-	$49	$-	$52
Receivables, net	1	229	316	-	546
Due from affiliates	788	1,934	285	(3,007)	-
Inventories	-	369	251	-	620
Assets held for sale – current	-	-	16		16
Other current assets	1	83	90	-	174

Total current assets	793	2,615	1,007	(3,007)	1,408
Investment in subsidiaries	5,841	2,230	440	(8,511)	-
Due from affiliates		40	924	(964)	-
Property, plant and equipment, net	462	1,145	1,147	-	2,754
Goodwill	-	1,068	20	-	1,088
Intangible assets	-	980	488	(378)	1,090
Deferred income taxes	(28)	535	22	-	529
Assets held for sale – noncurrent	-	-	26		26
Other non-current assets	71	79	113	-	263

TOTAL ASSETS	$7,139	$8,692	$4,187	$(12,860)	$7,158

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28	$426	$488	$-	$942
Due to affiliates	1,547	347	1,113	(3,007)	-
Short-term debt	-	-	1	-	1
Long-term debt – current portion		1	4		5
Liabilities held for sale – current	-	-	7	-	7

Total current liabilities	1,575	774	1,613	(3,007)	955
Long-term debt, net of current portion	1,560	32	37	-	1,629
Due to affiliates		924	40	(964)	-
Pension plan liability	-	265	113	-	378
Other employee benefits liability	-	277	21	-	298
Deferred income taxes	-	-	75	-	75
Other liabilities	356	139	20	(378)	137
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,876	5,796	1,895	(7,691)	3,876
Accumulated earnings (deficit)	194	485	335	(820)	194
Accumulated other comprehensive deficit	(194)	-	-	-	(194)
Cost of common stock in treasury	(229)	-	-	-	(229)

Total Owens Corning stockholders’ equity	3,648	6,281	2,230	(8,511)	3,648
Noncontrolling interest	-	-	38	-	38

Total equity	3,648	6,281	2,268	(8,511)	3,686

TOTAL LIABILITIES AND EQUITY	$7,139	$8,692	$4,187	$(12,860)	$7,158

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$-	$(210)	$(3)	$-	$(213)
NET CASH FLOW (USED FOR) PROVIDED BY INVESTING ACTIVITIES
Additions to plant and equipment	-	(45)	(46)	-	(91)
Proceeds from the sale of assets or affiliates	-	-	12	-	12

Net cash flow (used for) provided by investing activities	-	(45)	(34)	-	(79)

NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	432	-	-	-	432
Payments on senior revolving credit facility	(133)	-	-	-	(133)
Payments on long-term debt	-	-	(1)	-	(1)
Net decrease in short-term debt	-	-	4	-	4
Purchases of treasury stock	(10)	-	-	-	(10)
Parent loans and advances	(255)	255	-	-	-
Other	8	-	-	-	8

Net cash flow (used for) provided by financing activities	42	255	3	-	300

Effect of exchange rate changes on cash	-	-	1	-	1

Net increase (decrease) in cash and cash equivalents	42	-	(33)	-	9
Cash and cash equivalents at beginning of period	3	-	49	-	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45	$-	$16	$-	$61

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$-	$(82)	$55	$-	$(27)
NET CASH FLOW (USED FOR) PROVIDED BY INVESTING ACTIVITIES
Additions to plant and equipment	-	(31)	(32)	-	(63)
Proceeds from the sale of assets or affiliates	-	-	5	-	5

Net cash flow (used for) provided by investing activities	-	(31)	(27)	-	(58)

NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Payments on long-term debt	-	-	(3)	-	(3)
Net decrease in short-term debt	-	-	(9)	-	(9)
Purchase of treasury stock	(2)	-	-	-	(2)
Parent loans and advances	(126)	126	-	-	-

Net cash flow (used for) provided by financing activities	(128)	126	(12)	-	(14)

Effect of exchange rate changes on cash	-	-	(2)	-	(2)

Net increase (decrease) in cash and cash equivalents	(128)	13	14	-	(101)
Cash and cash equivalents at beginning of period	538	-	26	-	564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$410	$13	$40	$-	$463

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

Owens Corning is a leading global producer of glass fiber reinforcements and other materials for composites and of residential and commercial building materials. The Company’s business operations fall within two reportable segments, Composites and Building Materials. Composites includes our Reinforcements and Downstream businesses. Building Materials includes our Insulation and Roofing businesses. Through these lines of business, we manufacture and sell products worldwide. We maintain leading market positions in many of our major product categories.

EXECUTIVE OVERVIEW

We generated $61 million in EBIT for the three months ended March 31, 2011 despite continued weakness in many of our end markets. The diversity of our portfolio of businesses served us well. Our Composites segment continued its strong performance on improved utilization of production capacity and higher selling prices. Despite weak U.S. markets in our Building Materials segment, we were able to sustain strong profitability in our Roofing business and our Insulation business continued to benefit from 2010 price increases.

In our Composites segment, EBIT improved by more than 50% from the first quarter 2010 as a result of strong production leverage and continued pricing momentum. The sequential improvement in price that began in late 2009 has returned prices across our key product groups to levels seen prior to the 2008 global economic downturn.

In our Building Materials segment, our Roofing business continued to perform well and delivered EBIT of $77 million despite continued weak markets. In our Insulation business, a decrease in lagged housing starts and costs associated with the launch of EcoTouch™ more than offset our 2010 pricing actions.

We maintained a strong balance sheet with ample liquidity. Due to the normal seasonality of our business, we typically have negative cash flow from operations in the first half of the year. During the first quarter 2011, we used $213 million in cash flow from operating activities. This was the result of normal working capital increases during the first quarter of the year and a $78 million contribution to fund our pension plans, in line with our expectations.

In the first quarter 2011, we entered into a $250 million accounts receivable securitization facility which provides additional liquidity, diversifies funding sources and reduces borrowing costs. The accounts receivable securitization facility provides liquidity in addition to our $800 million senior revolving facility, on which we had $489 million available as of March 31, 2011.

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended March 31,
	2011	2010
Net sales	$1,238	$1,265
Gross margin	$202	$236
% of net sales	16%	19%
Charges related to cost reduction actions	$-	$6
Earnings before interest and taxes	$61	$83
Interest expense, net	$25	$26
Income tax expense	$11	$9
Net earnings attributable to Owens Corning	$24	$48

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

First quarter 2011 net sales decreased from the same period in 2010 mainly due to lower sales volumes in our Building Materials segment, particularly our Roofing business.

GROSS MARGIN

The decrease in gross margin in the first quarter 2011 as compared to the first quarter 2010 was primarily the result of a decrease in margins in our Roofing business, which was partially offset by improvements in our Composites segment.

CHARGES RELATED TO COST REDUCTION ACTIONS

There were no charges taken in 2011 as a result of cost reduction actions. The 2010 charges were related to actions we took to balance our global Composites capacity as part of our continuing review of our manufacturing network.

EARNINGS BEFORE INTEREST AND TAXES

In addition to the items noted above, year-over-year comparability of earnings before interest and taxes were impacted by an $11 million increase in marketing and administrative expenses, of which, the biggest driver is an increase in stock-based compensation. Stock-based compensation is dependent upon our stock price, which was significantly higher at March 31, 2011 than March 31, 2010. The change in other (income) expenses primarily relates to the resolution of an acquisition liability, a gain on the sale of certain precious metals used in production tooling, and foreign currency gains recorded during the first quarter 2011.

INTEREST EXPENSE, NET

Interest expense in 2011 was consistent with that in 2010, as lower borrowing levels were offset by higher average borrowing rates.

INCOME TAX EXPENSE

We estimate that the effective tax rate for the full year 2011 will be 28 percent. This is lower than our statutory rate of 35 percent due to the benefit of lower foreign tax rates and various tax planning initiatives. The effective tax rate for the three months ended March 31, 2011 was 31 percent.

Adjusted Earnings Before Interest and Taxes (“Adjusted EBIT”)

Adjusted EBIT excludes certain significant items that management does not allocate to our segment results because it believes they are not a result of the Company’s current operations. Adjusted EBIT is used internally by the Company for various purposes, including reporting results of operations to the Board of Directors of the Company, analysis of performance and related employee compensation measures. Although management believes that these adjustments result in a measure that provides it a useful representation of our operational performance, the adjusted measure should not be considered in isolation or as a substitute for net earnings attributable to Owens Corning as prepared in accordance with accounting principles generally accepted in the United States.

Adjusting items are shown in the table below (in millions):

	Three Months Ended March 31,
	2011	2010
Charges related to cost reduction actions and related items	$-	$(13)
Acquisition integration and transaction costs	-	(1)

Total adjusting items	$-	$(14)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended March 31,
	2011	2010
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$24	$48
Less: Net earnings attributable to noncontrolling interests	1	1

NET EARNINGS	25	49
Equity in net earnings of affiliates	-	1
Income tax expense	11	9

EARNINGS BEFORE TAXES	36	57
Interest expense, net	25	26

EARNINGS BEFORE INTEREST AND TAXES	61	83
Less: adjusting items from above	-	(14)

ADJUSTED EBIT	$61	$97

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

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended March 31,
	2011	2010
Net sales	$492	$463
% change from prior year	6%	34%
EBIT	$48	$31
EBIT as a % of net sales	10%	7%

Depreciation and amortization expense	$34	$27

NET SALES

Net sales increased during the three months ended March 31, 2011 compared to the same period in 2010. More than half of the increase in net sales was the result of higher selling prices during 2011 compared to the same period in 2010. The upward trend in selling prices that began in the fourth quarter 2009 continued during the first quarter of 2011. As a result, selling prices of our key product groups within our Reinforcements business have returned to levels seen prior to the 2008 global economic downturn. Favorable currency translation and favorable product mix each accounted for about one-third of the increase in 2011 sales as compared to 2010. These impacts were partially offset by lower sales volumes, primarily in Asia Pacific, in first quarter 2011 as compared to the same period in 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EBIT

EBIT for the first quarter of 2011 increased more than 50 percent from the same period in 2010. Higher selling prices and production leverage each had about the same positive impact on EBIT. These were partially offset by material and energy inflation costs, as well as increases in our selling, general and administrative expenses. Start up and other additional operating costs at various facilities were partially offset by resolution of an acquisition liability.

OUTLOOK

We believe that demand in this segment will grow as global industrial demand increases. However, the rate and extent of the market growth is expected to vary among products, end-use markets and geographic regions. Our new Reinforcements facility in China has begun operations and is expected contribute to segment profitability in the second quarter of 2011. In addition, we are positioned to complete an expansion of our Reinforcements facility in Russia by the end of 2011.

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense (in millions) for the Building Materials segment and our businesses within this segment. Prior period amounts have been recast to reflect the inclusion of the Construction Services and Building Materials Europe businesses within Insulation. Other consists of Masonry Products.

	Three Months Ended March 31,
	2011	2010
Net sales
Insulation	$290	$302
Roofing	496	530
Other	-	15

Total Building Materials	$786	$847
% change from prior year	-7%	11%

EBIT
Insulation	$(47)	$(36)
Roofing	77	128
Other	-	(5)

Total Building Materials	$30	$87
EBIT as a % of net sales	4%	10%

Depreciation and amortization expense
Insulation	$29	$30
Roofing	10	10

Total Building Materials	$39	$40

NET SALES

Net sales in our Building Materials segment were lower in the first quarter 2011 compared to the same period in 2010. Most of this decrease was related to lower sales volumes within our Roofing business, but was also impacted by the fourth quarter 2010 divestiture of our United States Masonry Products business and lower sales in our Insulation business.

In our Roofing business, lower sales volumes accounted for approximately three-fourths of the decrease in net sales during the quarter. First quarter 2011 volumes were lower than first quarter 2010 as a result of heavier customer restocking activity in first quarter 2010. The remaining decrease in net sales between the first quarter 2011 and first quarter 2010 was due to lower selling prices which more than offset favorable product mix.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In our Insulation business, net sales in the first quarter 2011 were lower than the same period in 2010 due to lower sales volumes that were partially offset by higher selling prices. We continue to see lower sales volumes given the state of the current U.S. housing market. Pricing actions taken in the United States in the second half of 2010 resulted in higher selling prices in the first quarter 2011 as compared to the first quarter 2010. Our Insulation business includes a diverse portfolio with a geographic mix of United States, Canada, Asia Pacific and Latin America, a market mix of residential, commercial, industrial and other markets, and a channel mix of retail, contractor and distribution.

EBIT

EBIT for our Building Materials segment decreased in the current year primarily as a result of lower EBIT in our Roofing business.

In our Roofing business, approximately three-fourths of the decrease in EBIT for the first quarter 2011 compared to first quarter 2010 was due to lower unit margins. Lower selling prices and raw material inflation including asphalt, negatively impacted first quarter 2011 unit margins compared to the first quarter 2010. The remaining decrease in EBIT was due to lower sales volumes as described above.

In our Insulation business, EBIT was down for the first quarter 2011 as compared to the same period in 2010. Increases in United States selling prices were more than offset by the impact of lower sales volumes and costs associated with the launch of EcoTouch™ during the three months ended March 31, 2011.

OUTLOOK

We expect overall demand weakness to continue through at least the first half 2011, as the timing and pace of any recovery of the United States housing market in 2011 remains uncertain.

In our Roofing business, we have sustained significant margin improvements over recent years through price realization and gains in manufacturing productivity and material efficiencies. We expect that these margin improvements will continue to drive profitability despite weak demand. Uncertainties that may impact our Roofing gross margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

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

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended March 31,
	2011	2010
Charges related to cost reduction actions and related items	$-	$(13)
Acquisition integration and transaction costs	-	(1)
General corporate expense and other	(17)	(21)

EBIT	$(17)	$(35)

Depreciation and amortization	$7	$13

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EBIT

The increase in EBIT during the first quarter 2011 compared to the first quarter 2010 was the result of no cost reduction actions during the three months ended March 31, 2011. General corporate expense and other decreased from the first quarter 2010 to first quarter 2011. Gain from the sale of precious metal used in production tooling and foreign currency gains were partially offset by increases in stock-based compensation expense during the first quarter 2011 compared to first quarter 2010. Stock-based compensation expense is dependent upon our stock price, which was significantly higher at March 31, 2011 than March 31, 2010.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We have an $800 million senior revolving credit facility, which does not mature until May of 2014 and a $250 million receivables securitization facility, which serve as our primary sources of liquidity. During 2010, we repaid the $600 million term loan and refinanced the prior senior revolving credit facility. The receivables securitization facility was established on March 31, 2011 and will mature on March 30, 2012. We have no other significant debt maturities before 2014. As of March 31, 2011, we had $489 million available on the senior revolving credit facility. As of March 31, 2011, we had $1.9 billion of total debt and cash-on-hand is $61 million.

We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our senior revolving credit and receivables securitization facilities, will provide ample liquidity to allow us to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations and reducing outstanding amounts under the senior credit facility. We have an outstanding share repurchase authorization and will evaluate and consider repurchasing shares of our common stock as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity or generate proceeds.

While the economic environment has improved, we are closely monitoring the potential impact of changes in the operating conditions of our customers on our operating results. To date, changes in the operating conditions of our customers have not had a material adverse impact on our operating results; however, it is possible that we could experience material losses in the future if current economic conditions continue or worsen.

The credit agreement applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of these types. The senior revolving credit facility includes a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were well within compliance with these covenants as of March 31, 2011.

Cash Flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended March 31,
	2011	2010
Cash balance	$61	$463
Cash used for operating activities	$(213)	$(27)
Cash used for investing activities	$(79)	$(58)
Cash provided by (used for) financing activities	$300	$(14)
Unused committed credit lines	$489	$948

Operating activities: We used $213 million of cash from operations in the first quarter of 2011 compared to $27 million in the same period in 2010. We increased our investment in working capital during the first quarter of 2011 over the first

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter of 2010 primarily due to anticipated inventory needs and planned facility downtime. Our pension contributions in the first quarter 2011 were $70 million more than our contributions in the first quarter 2010, which also increased the cash used from operations during the first quarter 2011.

Investing activities: The increase in cash flow used for investing activities in the three months ended March 31, 2011 compared to the first three months in 2010 was the result of greater additions to plant and equipment.

Financing activities: The increase in cash provided by financing activities for the three months ended March 31, 2011 compared to the first three months of 2010 was primarily due to net borrowings we made on our senior revolving credit facility in the first quarter 2011.

2011 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures, excluding purchases of precious metals, in 2011 are expected to be greater than those in 2010, and more than depreciation and amortization expense. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of March 31, 2011, our federal tax net operating losses remaining were $2.4 billion. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

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

Pension Contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $78 million and $8 million to the plans during the three months ended March 31, 2011 and 2010, respectively. The Company expects to contribute $114 million in cash to its global pension plans during 2011. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

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

Contractual Obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. During the three months ended March 31, 2011, there were no material changes to such contractual obligations outside the ordinary course of our business.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. In the three months ended March 31, 2011, our RIR improved approximately 30% over our full year performance throughout 2010.

ADOPTION OF NEW ACCOUNTING STANDARDS

There were no accounting standards issued during the quarter that the Company believes would have a material impact on the financial statements.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At March 31, 2011, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2011, our reserve for such liabilities was $9 million.

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

Please refer to the Company’s 2010 annual report on Form 10-K for the Company’s quantitative and qualitative disclosures about market risk.

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

The Company has nothing to report under this Item.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2011	1,820		$31.06	-	7,661,297
February 1-28, 2011	133,907		33.98	-	7,661,297
March 1-31, 2011	7,444		34.46	-	7,661,297

Total	143,171	*	$33.97	-

*	The Company retained 143,171 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On August 4, 2010, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning’s outstanding common stock. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report under this Item.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	April 27, 2011	By:	/s/ Duncan J. Palmer
Duncan J. Palmer
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	April 27, 2011	By:	/s/ Mark W. Mayer
Mark W. Mayer
Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Receivables Purchase Agreement dated as of March 31, 2011 by and among Owens Corning Receivables LLC, as Seller, Owens Corning Sales, LLC, as initial Servicer, the Various Conduit Purchasers, Related Committed Purchasers, LC Participants and Purchaser Agents from time to time party thereto, Wells Fargo Bank, National Association, as LC Bank, and The Bank of Nova Scotia, as Administrator (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 5, 2011).

10.2	Purchase and Sale Agreement dated as of March 31, 2011 between Owens Corning Sales, LLC and Owens Corning Receivables LLC (incorporated by reference to Exhibit 10.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 5, 2011).

10.3	Performance Guaranty dated as of March 31, 2011 (incorporated by reference to Exhibit 10.3 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 5, 2011).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.1	Subsidiaries of Owens Corning (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase