Form 10-Q
period 2011-06-30
Owens Corning
filed 2011-08-03
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes ☑            No ☐

As of July 15, 2011, 123,429,375 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
NET SALES	$1,451	$1,378	$2,689	$2,643
COST OF SALES	1,172	1,094	2,208	2,123

Gross margin	279	284	481	520
OPERATING EXPENSES
Marketing and administrative expenses	141	138	276	262
Science and technology expenses	19	18	38	36
Charges related to cost reduction actions	-	3	-	9
Other (income) expenses, net	(16)	-	(29)	5

Total operating expenses	144	159	285	312

EARNINGS BEFORE INTEREST AND TAXES	135	125	196	208
Interest expense, net	28	31	53	57

EARNINGS BEFORE TAXES	107	94	143	151
Less: Income tax expense (benefit)	29	(844)	40	(835)
Equity in net earnings of affiliates	1	1	1	2

NET EARNINGS	79	939	104	988
Less: Net earnings attributable to noncontrolling interests	1	2	2	3

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$78	$937	$102	$985

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.63	$7.39	$0.82	$7.77
Diluted	$0.62	$7.33	$0.81	$7.72

WEIGHTED-AVERAGE COMMON SHARES
Basic	124.0	126.8	124.0	126.7
Diluted	125.4	127.9	125.4	127.6

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	June 30, 2011	Dec. 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$51	$52
Receivables, less allowances of $18 at June 30, 2011 and $19 at Dec. 31, 2010	825	546
Inventories	688	620
Assets held for sale – current	-	16
Other current assets	203	174

Total current assets	1,767	1,408
Property, plant and equipment, net	2,867	2,754
Goodwill	1,088	1,088
Intangible assets	1,083	1,090
Deferred income taxes	497	529
Assets held for sale – non-current	-	26
Other non-current assets	271	263

TOTAL ASSETS	$7,573	$7,158

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$954	$942
Short-term debt	221	1
Long-term debt – current portion	4	5
Liabilities held for sale – current	-	7

Total current liabilities	1,179	955
Long-term debt, net of current portion	1,725	1,629
Pension plan liability	328	378
Other employee benefits liability	297	298
Deferred income taxes	70	75
Other liabilities	151	137
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,895	3,876
Accumulated earnings	296	194
Accumulated other comprehensive deficit	(132)	(194)
Cost of common stock in treasury (c)	(277)	(229)

Total Owens Corning stockholders’ equity	3,783	3,648
Noncontrolling interests	40	38

Total equity	3,823	3,686

TOTAL LIABILITIES AND EQUITY	$7,573	$7,158

(a)	10 shares authorized; none issued or outstanding at June 30, 2011 and Dec. 31, 2010
(b)	400 shares authorized; 133.2 issued and 122.6 outstanding at June 30, 2011; 133.2 issued and 123.9 outstanding at Dec. 31, 2010
(c)	10.6 shares at June 30, 2011 and 9.3 shares at Dec. 31, 2010

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2011	2010
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net earnings	$104	$988
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	165	159
Gain on sale of businesses and fixed assets	(27)	(3)
Deferred income taxes	20	(854)
Provision for pension and other employee benefits liabilities	17	14
Stock-based compensation expense	10	11
Other non-cash	(17)	(2)
Change in working capital	(307)	(172)
Pension fund contribution	(90)	(12)
Payments for other employee benefits liabilities	(12)	(13)
Other	3	18

Net cash flow provided by (used for) operating activities	(134)	134

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(210)	(121)
Proceeds from the sale of assets or affiliates	75	14

Net cash flow used for investing activities	(135)	(107)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	432	250
Payments on senior revolving credit facility	(342)	(193)
Proceeds from long-term debt	6	1
Payments on long-term debt	(9)	(604)
Net increase (decrease) in short-term debt	219	(6)
Purchases of treasury stock	(53)	(2)
Other	12	-

Net cash flow provided by (used for) financing activities	265	(554)

Effect of exchange rate changes on cash	3	(7)

Net decrease in cash and cash equivalents	(1)	(534)
Cash and cash equivalents at beginning of period	52	564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51	$30

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	GENERAL

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.

The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2010 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s 2010 annual report on Form 10-K. During the three and six months ended June 30, 2010, the Company recorded additional net pre-tax expense of $4 million ($5 million after tax expense) and net pre-tax income of $2 million ($3 million after tax income), respectively, related to prior periods. The effect was not material to the previously issued financial statements. Certain reclassifications have been made to the periods presented for 2010 to conform to the classifications used in the periods presented for 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reportable Segments
Composites	$529	$491	$1,021	$954
Building Materials	971	937	1,757	1,784

Total reportable segments	1,500	1,428	2,778	2,738
Corporate eliminations	(49)	(50)	(89)	(95)

NET SALES	$1,451	$1,378	$2,689	$2,643

External Customer Sales by Geographic Region
United States	$973	$940	$1,773	$1,781
Europe	176	145	340	288
Asia Pacific	180	172	333	331
Other	122	121	243	243

NET SALES	$1,451	$1,378	$2,689	$2,643

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

The following table summarizes EBIT by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reportable Segments
Composites	$55	$42	$103	$73
Building Materials	103	118	133	205

Total reportable segments	$158	$160	$236	$278

Corporate, Other and Eliminations
Charges related to cost reduction actions and related items	$(17)	$(4)	$(17)	$(17)
Acquisition integration, transaction, and other costs	-	(1)	-	(2)
Gain on sale of Capivari, Brazil facility	16	-	16	-
General corporate expense and other	(22)	(30)	(39)	(51)

EBIT	$135	$125	$196	$208

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.	INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2011	Dec. 31, 2010
Finished goods	$489	$452
Materials and supplies	199	168

Total inventories	$688	$620

4.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of setoff provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2011 and December 31, 2010 the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

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

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	June 30, 2011	Dec. 31, 2010
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas	Other current assets	$1	$2
Amount of gain recognized in OCI (effective portion)	OCI	$1	$2

Fair value hedges:
Interest rate swaps	Other non-current assets	$19	$12

Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas	Accounts payable and accrued liabilities	$-	$3
Amount of loss recognized in OCI (effective portion)	OCI	$-	$3
Derivative assets not designated as hedging instruments:
Other derivatives:

Foreign exchange contracts	Other current assets	$-	$3
Derivative liabilities not designated as hedging instruments:
Cash flow hedges:
Natural gas	Accounts payable and accrued liabilities	$1	$2

Other derivatives:
Energy supply contract	Accounts payable and accrued liabilities	$1	$1
Foreign exchange contracts	Accounts payable and accrued liabilities	$1	$-

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2011	2010	2011	2010
Derivative activity designated as hedging instruments:
Natural gas:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$1	$3	$2	$4

Interest rate swaps:
Amount of (gain) loss recognized in earnings (ineffective portion)	Interest expense, net	$1	$3	$(1)	$3

Derivative activity not designated as hedging instruments:
Natural gas:
Amount of (gain) loss recognized in earnings	Other expenses	$-	$-	$(1)	$2

Energy supply contract:
Amount of loss recognized in earnings	Other expenses	$1	$-	$-	$1

Foreign currency exchange contract:
Amount of loss recognized in earnings	Other expenses	$1	$-	$1	$4

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

As of June 30, 2011, $1 million of gains included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.

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

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

June 30, 2011	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$170	$(43)	$127
Technology	20	206	(50)	156
Franchise and other agreements	15	34	(11)	23
Indefinite-lived intangible assets:
Trademarks		777	-	777

Total intangible assets		$1,187	$(104)	$1,083

Goodwill		$1,088

Dec. 31, 2010	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$169	$(38)	$131
Technology	20	202	(45)	157
Franchise and other agreements	15	34	(9)	25
Indefinite-lived intangible assets:
Trademarks		777	-	777

Total intangible assets		$1,182	$(92)	$1,090

Goodwill		$1,088

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

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	June 30, 2011	Dec. 31, 2010
Land	$227	$218
Buildings and leasehold improvements	720	687
Machinery and equipment	2,857	2,699
Construction in progress	222	167

	4,026	3,771
Accumulated depreciation	(1,159)	(1,017)

Property, plant and equipment, net	$2,867	$2,754

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 21% of total machinery and equipment as of June 30, 2011 and December 31, 2010. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

7.	DIVESTITURES

On May 18, 2011, the Company sold its Composites glass reinforcements facility in Capivari, Brazil to Chongqing Polycomp International Company (“CPIC”), an unrelated third party. At closing, the Company received $55 million in cash and an additional $6 million was placed into escrow to satisfy any potential adjustments or claims. The sale resulted in a $16 million gain that is recorded in other (income) expenses on the Consolidated Statements of Earnings. The Company was a guarantor of the performance of the Capivari facility as a lessor of precious metals used in production tooling. Pursuant to the purchase agreement, CPIC covenanted to use all reasonable efforts to substitute and release the Company from such guarantees. The Company estimates that at June 30, 2011 the maximum future payment that the Company could be required to make under the guarantees was $38 million. The guarantees terminate at various times within the next 10 months. CPIC has agreed to indemnify the Company in the event that the Company suffers any liability in connection with such guarantees. As of August 1, 2011, the Company estimates that the maximum future payment the Company could be required to make under the guarantees is $29 million.

On December 31, 2010, the Company sold its United States Masonry Products business (“Masonry Products”) to Boral Industries Ltd, an unrelated third party. At closing, the Company received $45 million and will receive an additional $45 million in 2014. The $45 million to be received in 2014 was recorded at its net present value of $40 million in noncurrent assets on the Consolidated Balance Sheets. Additionally, the Company could receive contingent proceeds in 2014 based on 2013 financial performance of the former Masonry Products business. Amounts are subject to post closing adjustments. The Company will maintain an interest in the former Masonry Products business until the second payment is received. Masonry Products was a component of the Company’s Building Materials segment.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Six Months Ended June 30, 2011
Beginning balance	$38
Amounts accrued for current year	10
Settlements of warranty claims	(8)

Ending balance	$40

9.	COST REDUCTION ACTIONS

2010 Cost Reduction Actions

As part of the Company’s continuing review of its manufacturing network, actions were taken during 2010 to further balance global capacity and respond to market conditions. No charges related to these actions were incurred during the three and six months ended June 30, 2011. During the three and six months ended June 30, 2010, the Company recorded $4 million and $17 million in charges related to these cost reduction actions and related items; of which $3 million and $9 million related to severance and are presented in charges related to cost reduction actions on the Consolidated Statements of Earnings and $1 million and $8 million related to accelerated depreciation expense and are included in cost of sales on the Consolidated Statements of Earnings respectively. Payments related to these activities will continue throughout 2011.

The following table summarizes the status of the unpaid liabilities from the Company’s 2010 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2010	Costs Incurred	Payments	Ending Balance June 30, 2011	Cumulative Charges Incurred
Severance	$17	$-	$6	$11	$29

Total	$17	$-	$6	$11	$29

10.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	June 30, 2011	Dec. 31, 2010
6.50% senior notes, net of discount, due 2016	$649	$649
7.00% senior notes, net of discount, due 2036	540	540
9.00% senior notes, net of discount, due 2019	346	345
Senior revolving credit facility, maturing in 2014	102	12
Various capital leases, due through and beyond 2050	58	52
Various floating rate debt, maturing through 2017	4	11
Other fixed rate debt, with maturities up to 2025, at rates up to 11.0%	9	10
Effects of interest rate swap on 6.50% senior notes, due 2016	21	15

Total long-term debt	1,729	1,634
Less – current portion	4	5

Long-term debt, net of current portion	$1,725	$1,629

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	DEBT (continued)

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2011.

In the fourth quarter of 2009, the Company entered into several interest rate swaps to manage its interest rate exposure by swapping $500 million of fixed rate to variable rate interest designated against the 6.50% senior notes. The swaps are carried at fair value and recorded as other assets, with the offset to long-term debt on the Consolidated Balance Sheets. See Note 4 for further information.

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

The available principal amount of $800 million on the Senior Revolving Credit Facility includes both borrowings and letters of credit. The Company amended the Senior Revolving Credit Facility in July 2011 to mature in July 2016. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate or LIBOR plus a spread.

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was well within compliance with these covenants as of June 30, 2011.

At June 30, 2011, the Company had no letters of credit outstanding under the Senior Revolving Credit Facility. At December 31, 2010, the Company had $49 million of letters of credit outstanding under the Senior Revolving Credit Facility.

Short-Term Debt

At June 30, 2011 and December 31, 2010, short-term borrowings were $ 221 million and $ 1 million, respectively.

Included in short-term debt are amounts outstanding under a Receivable Purchase Agreement (the “RPA”). Owens Corning Sales, LLC and Owens Corning Receivables, LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The RPA includes a letter of credit sub-facility. At June 30, 2011, the Company had $48 million of letters of credit outstanding under the RPA. In addition, at June 30, 2011, $202 million of borrowings were outstanding under the RPA, which is included in short-term debt on the Consolidated Balance Sheets. The commitments of the financial institutions under the RPA expire on March 29, 2012.

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

The remaining short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 0.9% for June 30, 2011 and 2.5% for December 31, 2010.

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

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$2	$4	$2	$2	$4
Interest cost	14	7	21	14	6	20
Expected return on plan assets	(16)	(7)	(23)	(16)	(6)	(22)
Amortization of actuarial loss	3	-	3	-	-	-

Net periodic pension cost	$3	$2	$5	$-	$2	$2

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$4	$3	$7	$4	$3	$7
Interest cost	27	13	40	28	12	40
Expected return on plan assets	(32)	(14)	(46)	(32)	(12)	(44)
Amortization of actuarial loss	6	1	7	-	1	1

Net periodic pension cost	$5	$3	$8	$-	$4	$4

The Company expects to contribute approximately $94 million in cash to the United States Pension Plans and approximately $20 million to non-United States plans during 2011. The Company made cash contributions of approximately $90 million to the plans during the six months ended June 30, 2011.

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

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$2	$2
Interest cost	3	4	7	8
Amortization of actuarial gain	(1)	(1)	(1)	(1)

Net periodic benefit cost	$3	$4	$8	$9

12.	CONTINGENT LIABILITIES AND OTHER MATTERS

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

Environmental Matters

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At June 30, 2011, we had environmental remediation liabilities as a PRP at 21 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2011, our estimated liability for such items was $9 million.

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

2010 Stock Plan

On April 22, 2010, the Company’s stockholders approved the Owens Corning 2010 Stock Plan (the “2010 Stock Plan”) which replaced the Owens Corning 2006 Stock Plan (the “2006 Stock Plan”), as amended and restated. The 2010 Stock Plan authorizes grants of stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. At June 30, 2011, the number of shares remaining available under the 2010 Stock Plan for all stock awards was 3.6 million.

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

During the six months ended June 30, 2011, 412,200 stock options were granted with a weighted-average grant date fair value of $15.85. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 44.3%, expected dividends of 0%, expected term of 6.26 years and a risk-free interest rate of 2.6%.

During the three and six months ended June 30, 2011, the Company recognized expense of $1 million and $2 million respectively, related to the Company’s stock options. During the three and six months ended June 30, 2010, the Company recognized expense of $1 million and $2 million respectively, related to the Company’s stock options. As of June 30, 2011 there was $10 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 3.02 years. The total aggregate intrinsic value of options outstanding as of June 30, 2011 and 2010 was $37 million and $17 million.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2011:

	Six Months Ended June 30, 2011
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	3,397,858	$25.06
Granted	412,200	33.98
Exercised	(354,713)	26.22
Forfeited	(111,525)	20.82

Ending Balance	3,343,820	$26.18

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	STOCK COMPENSATION (continued)

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average		Number Exercisable at June 30, 2011	Weighted-Average
		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price

$7.57- $34.94	3,343,820	6.80	$26.18	2,218,786	5.88	$26.99

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

During the three and six months ended June 30, 2011, the Company recognized expense of $3 million and $6 million respectively, related to the Company’s restricted stock. During the three and six months ended June 30, 2010, the Company recognized expense of $3 million and $6 million respectively. As of June 30, 2011 there was $26 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.94 years. The total fair value of shares vested during the six months ended June 30, 2011 and 2010 was $8 million and $4 million, respectively.

A summary of the status of the Company’s plans that had restricted stock issued as of June 30, 2011 and changes during the six months ended June 30, 2011 are presented below. The weighted-average grant-date fair value of the restricted stock granted during the six months ended June 30, 2010 was $25.85.

	Six Months Ended June 30, 2011
	Number of Shares	Weighted- Average Grant- Date Fair Value
Beginning Balance	1,987,705	$19.74
Granted	507,879	34.18
Vested	(441,915)	18.96
Forfeited	(98,298)	20.93

Ending Balance	1,955,371	$23.61

Performance Stock Awards and Performance Stock Units

The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its LTIP, of which 50 percent will be settled in stock and 50 percent will be settled in cash. The amount of the PSUs ultimately distributed is contingent on meeting stockholder return goals.

Compensation expense for PSUs settled in stock is measured based on the grant date fair value and is recognized on a straight-line basis over the vesting period. Compensation expense for PSUs settled in cash is measured based on the fair value at the end of each quarter and is recognized on a straight-line basis over the vesting period. Performance stock award restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2014.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	STOCK COMPENSATION (continued)

In the first six months of 2011, the Company granted PSUs. The 2011 grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the respective three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For all PSUs, respectively during the three and six months ended June 30, 2011 the Company recognized expense of $4 million and $11 million. During the three and six months ended June 30, 2010, the Company recognized expense of $5 million and $8 million, respectively, related to PSUs. As of June 30, 2011, there was $18 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.85 years.

2011 Grant

For the 2011 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the six month period ended June 30, 2011, the Company estimated the fair value of the PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 50.3%, a risk free rate of 0.7% and an expected term of 2.51 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning June 30, 2011 to the end of the three-year performance period.

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

2010 Grant

For the 2010 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the six month period ended June 30, 2011, the Company estimated the fair value of the PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 36.4%, a risk free rate of 0.5% and an expected term of 1.51 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning June 30, 2011 to the end of the three-year performance period.

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

A summary of the status of the Company’s plans that had issued PSUs as of June 30, 2011, and changes during the six months ended June 30, 2011 are presented below:

	Six Months Ended June 30, 2011
	Number of PSUs	Weighted- Average Grant- Date Fair Value
Beginning Balance	1,255,689	$22.41
Granted	485,554	34.06
Vested	(745,801)	19.91
Forfeited	(76,684)	27.64

Ending Balance	918,758	$30.16

14.	EARNINGS PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings attributable to Owens Corning	$78	$937	$102	$985

Weighted-average number of shares outstanding used for basic earnings per share	124.0	126.8	124.0	126.7
Non-vested restricted and performance shares	0.9	0.7	0.9	0.7
Options to purchase common stock	0.5	0.4	0.5	0.2

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	125.4	127.9	125.4	127.6

Earnings per common share attributable to Owens Corning common stockholders:

Basic	$0.63	$7.39	$0.82	$7.77
Diluted	$0.62	$7.33	$0.81	$7.72

Basic earnings per share is calculated by dividing earnings attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

On August 1, 2010, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. As of June 30, 2011, 6.5 million shares were available for repurchase under the Repurchase Program.

For each of the three and six months ended June 30, 2011, the number of shares used in the calculation of diluted earnings per share did not include 0.4 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For each of the three and six months ended June 30, 2010, the number of shares used in the calculation of diluted earnings per share did not include 0.5 and 2.4 million options to purchase common stock, respectively; 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	COMPREHENSIVE EARNINGS

The following table presents the comprehensive earnings attributable to Owens Corning (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings	$79	$939	$104	$988
Currency translation adjustment	24	(48)	61	(53)
Pension and other postretirement adjustment	(1)	1	(1)	-
Deferred income on hedging	(1)	3	2	-

Comprehensive earnings	101	895	166	935
Less: Comprehensive earnings attributable to noncontrolling interests	2	1	2	2

Comprehensive earnings attributable to Owens Corning	$99	$894	$164	$933

16.	FAIR VALUE MEASUREMENT

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of June 30, 2011 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets	$20	$-	$20	$-

Total assets	$20	$-	$20	$-

Liabilities:
Derivative liabilities	$(3)	$-	$(2)	$(1)

Total liabilities	$(3)	$-	$(2)	$(1)

Cash equivalents, by their nature, utilize Level 1 inputs in determining fair value. The Company measures the value of its natural gas hedge contracts and foreign currency forward contracts using Level 2 inputs. The fair value of the Company’s natural gas hedges is determined by a mark to market valuation based on forward curves using observable market prices and the fair value of its foreign currency forward contracts is determined using observable market transactions in over-the-counter markets. The fair value of the Company’s interest rate swaps is determined by a mark to market valuation based on forward curves observable in the market using Level 2 inputs. A significant portion of the value of the Company’s energy supply derivative contract uses Level 3 inputs. The fair value of the Company’s energy supply derivative contract is determined by a mark to market valuation based on forward curves and on broker quotes.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

16.	FAIR VALUE MEASUREMENT (continued)

The following table provides a rollforward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
December 31, 2010	$(1)
Total losses included in net earnings attributable to Owens Corning	-

June 30, 2011	$(1)

Changes in the fair value of this energy supply derivative contract are included in other expenses on the Consolidated Statements of Earnings.

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $47 million as of June 30, 2011.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of June 30, 2011, the Company’s 6.50% senior notes due 2016 were trading at approximately 109% of par value, the 7.00% senior notes due 2036 were trading at approximately 102% of par value and the 9.00% senior notes due 2019 were trading at approximately 120% of par value.

At June 30, 2011, the Company used a market participant approach to value the remaining long-term debt instruments. This approach, which utilized indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $176 million.

17.	INCOME TAXES

Income tax expense for the three and six months ended June 30, 2011 was $29 million and $40 million, respectively. The Company’s effective tax rate for the second quarter 2011 was 27 percent. Excluding approximately $8 million of benefit related to the reversal of a valuation allowance in a foreign location and other discrete items during the first six months of 2011, the Company’s effective tax would have been 34 percent. The difference between the effective tax rate for both the quarter and the first half and the statutory rate of 35 percent is primarily attributable to the benefit of lower foreign tax rates and various tax planning initiatives.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	INCOME TAXES (continued)

Financial performance in the United States during that time period was adversely impacted by the decline in United States housing starts. Since that time, earnings performance in our United States operations has strengthened and our forecasts have improved.

18.	SUBSEQUENT EVENTS

On July 31, 2011, the Company’s subsidiary, Owens Corning Insulating Systems, LLC completed two acquisitions. It acquired FiberTEK Insulation West, LLC, an insulation manufacturing operation located in Nephi, Utah and FiberTEK Insulation, LLC, an insulation manufacturing operation located in Lakeland, Florida from unrelated third parties, for $84 million in cash and $25 million in deferred payments. The Company plans to convert these facilities into loosefill insulation manufacturing operations. Operating results of these manufacturing facilities will be included in the Company’s Building Materials segment within the Consolidated Financial Statements beginning August 1, 2011. The company is currently in the process of finalizing appraisals and the purchase price allocations will be completed once the appraisals are finalized.

On July 27, 2011, the Company amended its Senior Revolving Credit Facility. The amendment extended the life of the Senior Revolving Credit Facility until 2016 and also allows for more favorable borrowing rates.

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

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,010	$532	$(91)	$1,451
COST OF SALES	(5)	837	431	(91)	1,172

Gross margin	5	173	101	-	279
OPERATING EXPENSES
Marketing and administrative expenses	13	94	34	-	141
Science and technology expenses	-	15	4	-	19
Other expenses, net	(30)	22	(8)	-	(16)

Total operating expenses	(17)	131	30	-	144

EARNINGS BEFORE INTEREST AND TAXES	22	42	71	-	135
Interest expense, net	29	(3)	2	-	28

EARNINGS BEFORE TAXES	(7)	45	69	-	107
Less: Income tax expense (benefit)	(1)	12	18	-	29
Equity in net earnings (loss) of subsidiaries	84	51	-	(135)	-
Equity in net earnings (loss) of affiliates	-	-	1	-	1

NET EARNINGS	78	84	52	(135)	79
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$78	$84	$51	$(135)	$78

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$979	$492	$(93)	$1,378
COST OF SALES	(4)	786	405	(93)	1,094

Gross margin	4	193	87	-	284
OPERATING EXPENSES
Marketing and administrative expenses	6	97	35	-	138
Science and technology expenses	-	15	3	-	18
Charges related to cost reduction actions	-	-	3	-	3
Other expenses, net	(15)	(2)	17	-	-

Total operating expenses	(9)	110	58	-	159

EARNINGS BEFORE INTEREST AND TAXES	13	83	29	-	125
Interest expense, net	33	(3)	1	-	31

EARNINGS BEFORE TAXES	(20)	86	28	-	94
Less: Income tax expense (benefit)	(28)	(828)	12	-	(844)
Equity in net earnings (loss) of subsidiaries	929	15	-	(944)	-
Equity in net earnings (loss) of affiliates	-	-	1	-	1

NET EARNINGS	937	929	17	(944)	939
Less: Net earnings attributable to noncontrolling interest	-	-	2	-	2

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$937	$929	$15	$(944)	$937

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,837	$1,020	$(168)	$2,689
COST OF SALES	(13)	1,562	827	(168)	2,208

Gross margin	13	275	193	-	481
OPERATING EXPENSES
Marketing and administrative expenses	26	180	70	-	276
Science and technology expenses	-	31	7	-	38
Other expenses, net	(57)	35	(7)	-	(29)

Total operating expenses	(31)	246	70	-	285

EARNINGS BEFORE INTEREST AND TAXES	44	29	123	-	196
Interest expense, net	54	(3)	2	-	53

EARNINGS BEFORE TAXES	(10)	32	121	-	143
Less: Income tax expense (benefit)	(2)	9	33	-	40
Equity in net earnings (loss) of subsidiaries	110	88	-	(198)	-
Equity in net earnings (loss) of affiliates	-	(1)	2	-	1

NET EARNINGS	102	110	90	(198)	104
Less: Net earnings attributable to noncontrolling interest	-	-	2	-	2

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$102	$110	$88	$(198)	$102

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,863	$953	$(173)	$2,643
COST OF SALES	(6)	1,510	792	(173)	2,123

Gross margin	6	353	161	-	520
OPERATING EXPENSES
Marketing and administrative expenses	28	168	66	-	262
Science and technology expenses	-	30	6	-	36
Charges related to cost reduction actions	-	-	9	-	9
Other expenses, net	(52)	23	34	-	5

Total operating expenses	(24)	221	115	-	312

EARNINGS BEFORE INTEREST AND TAXES	30	132	46	-	208
Interest expense, net	59	(3)	1	-	57

EARNINGS BEFORE TAXES	(29)	135	45	-	151
Less: Income tax expense (benefit)	(28)	(827)	20	-	(835)
Equity in net earnings (loss) of subsidiaries	986	23	-	(1,009)	-
Equity in net earnings (loss) of affiliates	-	1	1	-	2

NET EARNINGS	985	986	26	(1,009)	988
Less: Net earnings attributable to noncontrolling interest	-	-	3	-	3

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$985	$986	$23	$(1,009)	$985

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2011

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$46	$-	$5	$-	$51
Receivables, net	-	-	947	(122)	825
Due from affiliates	881	2,180	-	(3,061)	-
Inventories	-	355	333	-	688
Other current assets	1	86	116	-	203

Total current assets	928	2,621	1,401	(3,183)	1,767
Investment in subsidiaries	6,013	2,532	453	(8,998)	-
Due from affiliates	-	55	966	(1,021)	-
Property, plant and equipment, net	463	1,160	1,244	-	2,867
Goodwill	-	1,068	20	-	1,088
Intangible assets	-	969	465	(351)	1,083
Deferred income taxes	(25)	511	11	-	497
Other non-current assets	79	80	112	-	271

TOTAL ASSETS	$7,458	$8,996	$4,672	$(13,553)	$7,573

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7	$613	$456	$(122)	$954
Due to affiliates	1,674	299	1,088	(3,061)	-
Short-term debt	-	-	221	-	221
Long-term debt – current portion	-	1	3	-	4

Total current liabilities	1,681	913	1,768	(3,183)	1,179
Long-term debt, net of current portion	1,657	31	37	-	1,725
Due to affiliates	-	966	55	(1,021)	-
Pension plan liability	-	212	116	-	328
Other employee benefits liability	-	275	22	-	297
Deferred income taxes	-	-	70	-	70
Other liabilities	337	133	32	(351)	151
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Common stock	1	-	-	-	1
Additional paid in capital	3,895	5,871	2,109	(7,980)	3,895
Accumulated earnings (deficit)	296	595	423	(1,018)	296
Accumulated other comprehensive deficit	(132)	-	-	-	(132)
Cost of common stock in treasury	(277)	-	-	-	(277)

Total Owens Corning stockholders’ equity	3,783	6,466	2,532	(8,998)	3,783
Noncontrolling interest	-	-	40	-	40

Total equity	3,783	6,466	2,572	(8,998)	3,823

TOTAL LIABILITIES AND EQUITY	$7,458	$8,996	$4,672	$(13,553)	$7,573

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$3	$-	$49	$-	$52
Receivables, net	1	229	316	-	546
Due from affiliates	788	1,934	285	(3,007)	-
Inventories	-	369	251	-	620
Assets held for sale – current	-	-	16	-	16
Other current assets	1	83	90	-	174

Total current assets	793	2,615	1,007	(3,007)	1,408
Investment in subsidiaries	5,841	2,230	440	(8,511)	-
Due from affiliates	-	40	924	(964)	-
Property, plant and equipment, net	462	1,145	1,147	-	2,754
Goodwill	-	1,068	20	-	1,088
Intangible assets	-	980	488	(378)	1,090
Deferred income taxes	(28)	535	22	-	529
Assets held for sale – noncurrent	-	-	26	-	26
Other non-current assets	71	79	113	-	263

TOTAL ASSETS	$7,139	$8,692	$4,187	$(12,860)	$7,158

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28	$426	$488	$-	$942
Due to affiliates	1,547	347	1,113	(3,007)	-
Short-term debt	-	-	1	-	1
Long-term debt – current portion	-	1	4	-	5
Liabilities held for sale – current	-	-	7	-	7

Total current liabilities	1,575	774	1,613	(3,007)	955
Long-term debt, net of current portion	1,560	32	37	-	1,629
Due to affiliates	-	924	40	(964)	-
Pension plan liability	-	265	113	-	378
Other employee benefits liability	-	277	21	-	298
Deferred income taxes	-	-	75	-	75
Other liabilities	356	139	20	(378)	137
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,876	5,796	1,895	(7,691)	3,876
Accumulated earnings (deficit)	194	485	335	(820)	194
Accumulated other comprehensive deficit	(194)	-	-	-	(194)
Cost of common stock in treasury	(229)	-	-	-	(229)

Total Owens Corning stockholders’ equity	3,648	6,281	2,230	(8,511)	3,648
Noncontrolling interest	-	-	38	-	38

Total equity	3,648	6,281	2,268	(8,511)	3,686

TOTAL LIABILITIES AND EQUITY	$7,139	$8,692	$4,187	$(12,860)	$7,158

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$-	$(104)	$(30)	$-	$(134)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	-	(104)	(106)	-	(210)
Proceeds from the sale of assets or affiliates	-	-	75	-	75

Net cash flow used for investing activities	-	(104)	(31)	-	(135)

NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	432	-	-	-	432
Payments on senior revolving credit facility	(342)	-	-	-	(342)
Proceeds from long-term debt	-	-	6	-	6
Payments on long-term debt	-	-	(9)	-	(9)
Net decrease in short-term debt	-	-	219	-	219
Purchases of treasury stock	(53)	-	-	-	(53)
Other intercompany loans	(6)	208	(202)	-	-
Other	12	-	-	-	12

Net cash flow provided used for financing activities	43	208	14	-	265

Effect of exchange rate changes on cash	-	-	3	-	3

Net increase (decrease) in cash and cash equivalents	43	-	(44)	-	(1)
Cash and cash equivalents at beginning of period	3	-	49	-	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46	$-	$5	$-	$51

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$-	$88	$46	$-	$134
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	-	(67)	(54)	-	(121)
Proceeds from the sale of assets or affiliates	-	-	14	-	14

Net cash flow used for investing activities	-	(67)	(40)	-	(107)

NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	250	-	-	-	250
Payments on senior revolving credit facility	(193)	-	-	-	(193)
Proceeds from long-term debt	-	-	1	-	1
Payments on long-term debt	(600)	-	(4)	-	(604)
Net decrease in short-term debt	-	-	(6)	-	(6)
Purchase of treasury stock	(2)	-	-	-	(2)
Other intercompany loans	21	(21)	-	-	-

Net cash flow used for financing activities	(524)	(21)	(9)	-.	(554)

Effect of exchange rate changes on cash	-	-	(7)	-	(7)

Net increase (decrease) in cash and cash equivalents	(524)	-	(10)	-	(534)
Cash and cash equivalents at beginning of period	538	-	26	-	564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14	$-	$16	$-	$30

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We generated $135 million in EBIT for the second quarter 2011, an 8 percent increase over second quarter 2010 and a 4 percent increase over adjusted EBIT over second quarter 2010. The diversity of our portfolio of businesses served us well as some of our end markets continued their weakness. Our Composites segment continued its strong performance on higher selling prices in the second quarter. In our Building Materials segment, our Roofing business delivered strong performance on higher volumes that were supported by recent storm activity. Our Insulation business completed the launch of EcoTouch™ across all residential markets in the United States and Canada.

In our Composites segment, EBIT improved by 31 percent from the second quarter 2010 as a result of higher selling price and operating leverage. The overall improvement in price that began in late 2009 has returned prices across our key product groups to levels seen prior to the 2008 global economic downturn.

In our Building Materials segment, our Roofing business continued to perform well and delivered EBIT of $141 million for the three months ended June 30, 2011, on strong shingle demand from storm activity. In our Insulation business, a decrease in United States lagged housing starts and costs associated with the launch of EcoTouch™ more than offset higher year over year sales prices.

We maintain a strong balance sheet with ample liquidity. During the first half 2011, we used $134 million in cash flow from operating activities. This was the result of normal working capital increases during the first half of the year and a $90 million contribution to fund our pension plans, in line with our expectations.

We repurchased 1.2 million shares of the Company’s common stock for $43 million during the second quarter of 2011 under previously announced repurchase programs. As of June 30, 2011, we have 6.5 million shares which remain available for repurchase under the authorized program.

In addition to our cash on hand and cash generated from operations, we have access to an $800 million senior revolving credit facility. As of June 30, 2011, we had $698 million available under the senior revolving credit facility. Subsequent to the end of the second quarter, we amended our $800 million senior revolving credit facility to take advantage of lower interest rates and to extend the maturity date of the facility to 2016.

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$1,451	$1,378	$2,689	$2,643
Gross margin	$279	$284	$481	$520
% of net sales	19%	21%	18%	20%
Earnings before interest and taxes	$135	$125	$196	$208
Interest expense, net	$28	$31	$53	$57
Income tax expense (benefit)	$29	$(844)	$40	$(835)
Net earnings attributable to Owens Corning	$78	$937	$102	$985

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

Second quarter and year-to-date net sales in 2011 increased from the same periods in 2010 due to increased sales prices and the impact of translating sales denominated in foreign currencies into United States dollars in our Composites segment. Our Roofing business delivered higher net sales as a result of increased volumes due to recent storm activity. This was partially offset by the impact of the fourth quarter 2010 divestiture of our United States Masonry Products business and lower sales volumes in our Insulation business.

GROSS MARGIN

The decrease in gross margin in the second quarter 2011 as compared to the second quarter 2010 was the result of lower margins within the Building Materials group and charges related to actions we took to reduce costs and eliminate unprofitable product lines in our Insulation business during the second quarter. These more than offset improved gross margins within our Composites business. During the first six months of 2011, gross margins decreased as lower Building Material margins more than offset increased gross margin within our Composites business.

OTHER ITEMS IMPACTING EARNINGS BEFORE INTEREST AND TAXES

In addition to the items noted above, both the quarter-over-quarter and year-over-year comparability of earnings before interest and taxes were positively impacted by the $16 million gain from the sale of our Composites glass reinforcement facility in Capivari, Brazil. A gain on the sale of precious metals used in production tooling also increased EBIT for the second quarter and year-to-date periods. The gain on the sale of the facility and precious metals are recorded in other (income) expenses on the Consolidated Statements of Earnings.

INTEREST EXPENSE, NET

Interest expense for the second quarter of 2011 was lower than 2010 as a result of lower average borrowing rates including the effect of the interest rate swap, lower fees and higher interest income, which was partially offset by higher average borrowing levels.

INCOME TAX EXPENSE

We estimate that the effective tax rate for the full year 2011 will be 28 percent. This is lower than our statutory rate of 35 percent due to the benefit of lower foreign tax rates and various tax planning initiatives. The effective tax rate for the six months ended June 30, 2011 was 28 percent.

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

Adjusting items are shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Charges related to cost reduction actions and related items	$-	$(4)	$-	$(17)
Acquisition, integration, transaction, and other costs	-	(1)	-	(2)

Total adjusting items	$-	$(5)	$-	$(19)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$78	$937	$102	$985
Less: Net earnings attributable to noncontrolling interests	1	2	2	3

NET EARNINGS	79	939	104	988
Equity in net earnings of affiliates	1	1	1	2
Income tax expense (benefit)	29	(844)	40	(835)

EARNINGS BEFORE TAXES	107	94	143	151
Interest expense, net	28	31	53	57

EARNINGS BEFORE INTEREST AND TAXES	135	125	196	208
Less: adjusting items from above	-	(5)	-	(19)

ADJUSTED EARNINGS BEFORE INTEREST AND TAXES	$135	$130	$196	$227

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

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$529	$491	$1,021	$954
% change from prior year	8%	26%	7%	30%
EBIT	$55	$42	$103	$73
EBIT as a % of net sales	10%	9%	10%	8%
Depreciation and amortization expense	$32	$31	$66	$58

NET SALES

Net sales for our Composites segment increased for both the quarter and year-to-date comparison. For the quarter, net sales were favorably impacted by translating sales denominated in foreign currencies into United States dollars and higher selling prices, which accounted for approximately two-thirds and less than one half of the increase over second quarter 2010, respectively. Partially offsetting the increase in net sales for the second quarter 2011 comparison to 2010 was the impact of the May divestiture of our Capivari, Brazil facility. For the first-half comparison, the impact of translating sales denominated in foreign currencies into United States dollars and higher sales prices each accounted for approximately half of the increase in net sales. Selling prices of our key product groups within our Reinforcements business have returned to levels seen prior to the 2008 global economic downturn. For both periods, volumes were flat on a year over year basis as growth in many of our markets was offset by lower demand in the Chinese wind energy market.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EBIT

EBIT grew by 31 percent and 41 percent for the quarter and year-to-date periods, respectively. Higher selling prices and production leverage each had about the same positive impact on EBIT for both comparative periods. These impacts were partially offset by inflation in material and energy costs, as well as increases in our selling, general and administrative expenses for both the quarter and year-to-date periods.

OUTLOOK

We believe that demand in this segment will continue to trend upward as global industrial demand increases, despite the recent slowing in the Chinese wind energy market. However, the rate and extent of the market growth is expected to vary among products, end-use markets and geographic regions. We expect to increase our production capacity in line with overall global market growth, particularly in developing markets. Future capacity additions previously announced include an expansion in Russia and additional capacity in Mexico.

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Building Materials segment and our businesses within this segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales
Insulation	$326	$336	$616	$638
Roofing	645	573	1,141	1,103
Other	-	28	-	43
Total Building Materials	$971	$937	$1,757	$1,784
% change from prior year	4%	8%	-2%	9%

EBIT
Insulation	$(38)	$(26)	$(85)	$(62)
Roofing	141	149	218	277
Other	-	(5)	-	(10)
Total Building Materials	$103	$118	$133	$205
EBIT as a % of net sales	11%	13%	8%	11%

Depreciation and amortization expense
Insulation	$30	$30	$59	$60
Roofing	11	11	21	21
Total Building Materials	$41	$41	$80	$81

NET SALES

Net sales in our Building Materials segment were higher in the second quarter 2011 and lower for the six month period ended June 30, 2011, as compared to the same periods in 2010. The increase in net sales during the second quarter was the result of increased sales volumes within the Roofing business. Offsetting this increase were lower sales volumes within our Insulation business and the loss of sales from the divestiture of the United States Masonry Products business.

In our Roofing business, net sales increased for both the three and six month period ended June 30, 2011. Sales volume increased for both periods as a result of greater demand due to storm activity. Higher sales volume accounted for substantially all of the increase in net sales for the three months ended June 30, 2011. Selling prices were at similar levels in the second quarter 2011 compared to the second quarter 2010 as price increases in the second quarter 2011 offset price declines in the second half 2010 and the first quarter of 2011. The slight increase in year-to-date sales was due to higher sales volumes and product mix that were partially offset by lower selling prices in the first three months of 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In our Insulation business, lower sales volumes drove a decrease in net sales of 3 percent in the 2011 periods as compared to 2010. Our experience shows that our residential insulation demand lags United States housing starts by approximately three months. Lagged United States housing starts for the second quarter and year-to-date were down 7 percent and 5 percent, respectively, compared to the prior year, according to data reported by the United States Census Bureau. Lower sales volumes for both the quarter and year-to-date periods in 2011 were also the result of customer purchases made in the second quarter of 2010 in advance of our announced price increase effective in the third quarter of 2010. Partially offsetting the decrease in sales volumes were higher selling prices year over year as a result of pricing actions taken in the United States in the second half of 2010 as well as favorable product mix.

EBIT

EBIT for our Building Materials segment decreased $15 million and $72 million for the three and six month periods ended June 30, 2011, respectively.

In our Roofing business, lower unit margins drove all of the decrease in EBIT for the quarter and year-to-date periods. Slightly lower selling prices and significant raw material inflation, particularly asphalt, negatively impacted unit margins compared to the corresponding periods in 2010. Price increases in the second quarter did not restore margins on a year-over-year basis. Increased sales volumes and improved manufacturing productivity partially offset the decrease in unit margins during both the three and six month periods ended June 30, 2011.

In our Insulation business, EBIT was down for both the three and six month periods ended June 30, 2011 as compared to the same period in 2010. Lower sales volumes accounted for more than one-half of the decrease in EBIT for the three and six month periods ended June 30, 2011. The remaining change during the second quarter and first half 2011 was due to costs associated with the launch of EcoTouch™ and inflation that exceeded our selling price increases.

OUTLOOK

We expect that continued weakness in the United States housing industry will depress new residential construction-related demand through the remainder of the year and into 2012. The timing and pace of recovery of the United States housing market remains uncertain.

In our Roofing business, we expect that the margins seen in recent years will continue to drive profitability. Uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

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

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Charges related to cost reduction actions and related items	$(17)	$(4)	$(17)	$(17)
Acquisition, integration, transaction and other costs	-	(1)	-	(2)
Gain on sale of Capivari, Brazil facility	16	-	16	-
General corporate expense and other	(22)	(30)	(39)	(51)

EBIT	$(23)	$(35)	$(40)	$(70)

Depreciation and amortization	$12	$7	$19	$20

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EBIT

EBIT for both the quarter and year-to-date comparative periods was impacted by a $16 million gain on sale of our glass reinforcements facility in Capivari, Brazil in the second quarter of 2011. Offsetting this improvement in EBIT for the second quarter 2011 were charges related to cost reduction actions and related items, which were higher in the second quarter 2011 than the same period 2010. The 2011 charges related to actions we took as a result of evaluating ongoing market conditions in our Insulation business. The 2010 charges were related to actions we took to balance our global Composites capacity. General corporate expense and other decreased for both the second quarter 2011 and first half 2011 as compared to the same periods 2010, respectively. Gains from the sale of precious metal used in production tooling and foreign currency gains drove the decrease in general corporate expense and other during the second quarter and first half 2011. Partially offsetting the decrease in general corporate expense, was higher stock-based compensation during the first half 2011 compared to the first half 2010. A portion of stock based compensation is dependent upon our stock price, which increased at a more significant rate during the first half of 2011 than it did in the first half of 2010.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We have an $800 million senior revolving credit facility, and a $250 million receivables securitization facility, which serve as our primary sources of liquidity. We amended the credit facility on July 27, 2011 to mature in July 2016. The receivables securitization facility was established on March 31, 2011, and will mature on March 30, 2012. We have no other significant debt maturities before 2016. As of June 30, 2011, the receivables securitization facility was fully utilized and we had $698 million available on the senior revolving credit facility. As of June 30, 2011, we had $2.0 billion of total debt and cash-on-hand of $51 million.

We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our senior revolving credit facility, will provide ample liquidity to allow us to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations and reducing outstanding amounts under the senior revolving credit facility and receivables securitization facility. We have an outstanding share repurchase authorization and will evaluate and consider repurchasing shares of our common stock as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity or generate proceeds.

While the general economic environment has improved, we are closely monitoring the potential impact of changes in the operating conditions of our customers on our operating results. To date, changes in the operating conditions of our customers have not had a material adverse impact on our operating results; however, it is possible that we could experience material losses in the future if current economic conditions continue or worsen.

The credit agreement applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of these types. The senior revolving credit facility includes a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were well within compliance with these covenants as of June 30, 2011.

Cash Flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash balance	$51	$30	$51	$30
Cash provided by (used for) operating activities	$79	$161	$(134)	$134
Cash used for investing activities	$(56)	$(49)	$(135)	$(107)
Cash provided by (used for) financing activities	$(35)	$(540)	$265	$(554)
Unused committed credit available under the senior revolving credit facility	$698	$691	$698	$691

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Activities: In the first half of 2011, we used more cash for operating activities than we did for the first half of 2010. Approximately one-half of this difference was due to increases in working capital. We have increased our working capital levels as of June 30, 2011, as a result of higher demand for our roofing shingles and built working capital in our Composites business. In addition, in the first half of 2010, our Composites business reduced inventory. During the first six months of 2011, we contributed $78 million more to our pension plans than we did in the same period in 2010.

Investing activities: The increase in cash flow used for investing activities in the six months ended June 30, 2011, compared to the first six months in 2010 was primarily the result of greater additions to plant and equipment, particularly in our Composites business. Offsetting this use of cash were $55 million of proceeds from the sale of the Company’s Composites glass reinforcements facility in Capivari, Brazil.

Financing activities: Cash used for financing activities for the six months ended June 30, 2010 was primarily due to the repayment of our $600 million senior term loan. The 2011 increase in cash provided by financing is due to borrowings to support our working capital build and our investing activities. Offsetting this increase in cash provided by financing activities were share repurchases during the second quarter 2011.

2011 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures, excluding purchases of precious metals, in 2011 are expected to be greater than those in 2010, and more than depreciation and amortization expense.

The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria. On July 31, 2011, the Company’s subsidiary, Owens Corning Insulating Systems, LLC completed two acquisitions. It acquired FiberTEK Insulation West, LLC, an insulation manufacturing operation located in Nephi, Utah and FiberTEK Insulation, LLC, an insulation manufacturing operation located in Lakeland, Florida from unrelated third parties, for a total of $84 million in cash and $25 million in deferred payments.

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of June 30, 2011, our federal tax net operating losses remaining were $2.3 billion. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

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

Pension Contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $90 million and $12 million to the plans during the six months ended June 30, 2011 and 2010, respectively. The Company expects to contribute $114 million in cash to its global pension plans during 2011. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

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

Contractual Obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. During the six months ended June 30, 2011, there were no material changes to such contractual obligations outside the ordinary course of our business.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. In the six months ended June 30, 2011, our RIR improved approximately 21% over our full year performance throughout 2010.

ADOPTION OF NEW ACCOUNTING STANDARDS

There were no accounting standards issued during the quarter that the Company believes would have a material impact on the financial statements.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At June 30, 2011, we had environmental remediation liabilities as a

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRP at 21 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2011, our estimated liability for such items was $9 million.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” “will” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	economic and political conditions, including new legislation or other governmental actions or issues related to the United States debt ceiling debate;

•	levels of residential and commercial construction activity;

•	competitive factors;

•	pricing factors;

•	weather conditions;

•	our level of indebtedness;

•	industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;

•	availability and cost of raw materials;

•	availability and cost of credit;

•	interest rate movements;

•	issues related to acquisitions, divestitures and joint ventures;

•	our ability to utilize our net operating loss carryforwards;

•	achievement of expected synergies, cost reductions and/or productivity improvements;

•	issues involving implementation of new business systems;

•	foreign exchange fluctuations;

•	research and development activities;

•	difficulties in managing production capacity; and

•	labor disputes.

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

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2011	48,034		$38.10	48,000	7,613,297
May 1-31, 2011	617,185		35.75	616,100	6,997,197
June 1-30, 2011	516,760		36.83	516,700	6,480,497

Total	1,181,979	*	$36.34	1,180,800

*	The Company retained 1,179 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On August 4, 2010, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning’s outstanding common stock. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report under this Item.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	August 3, 2011	By:	/s/ Duncan J. Palmer
Duncan J. Palmer
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	August 3, 2011	By:	/s/ Mark W. Mayer
Mark W. Mayer
Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Second amendment to Credit Agreement, dated as of July 27, 2011 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed July 29, 2011).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

99.1	Subsidiaries of Owens Corning (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase