Form 10-Q
period 2011-09-30
Owens Corning
filed 2011-10-26
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes ☑            No ☐

As of October 14, 2011, 120,883,439 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
NET SALES	$1,450	$1,186	$4,139	$3,829
COST OF SALES	1,133	950	3,341	3,073

Gross margin	317	236	798	756
OPERATING EXPENSES
Marketing and administrative expenses	119	123	395	385
Science and technology expenses	20	19	58	55
Charges related to cost reduction actions	-	15	-	24
Other (income) expenses, net	1	10	(28)	15

Total operating expenses	140	167	425	479

EARNINGS BEFORE INTEREST AND TAXES	177	69	373	277
Interest expense, net	28	28	81	85

EARNINGS BEFORE TAXES	149	41	292	192
Less: Income tax expense (benefit)	23	(19)	63	(854)
Equity in net earnings of affiliates	-	1	1	3

NET EARNINGS	126	61	230	1,049
Less: Net earnings attributable to noncontrolling interests	2	3	4	6

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$124	$58	$226	$1,043

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$1.02	$0.46	$1.83	$8.27
Diluted	$1.01	$0.46	$1.82	$8.19

WEIGHTED-AVERAGE COMMON SHARES
Basic	121.7	125.1	123.2	126.1
Diluted	122.6	126.6	124.2	127.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	Sept. 30, 2011	Dec. 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$50	$52
Receivables, less allowances of $15 at Sept. 30, 2011 and $19 at Dec. 31, 2010	783	546
Inventories	746	620
Assets held for sale – current	-	16
Other current assets	214	174

Total current assets	1,793	1,408
Property, plant and equipment, net	2,839	2,754
Goodwill	1,145	1,088
Intangible assets	1,079	1,090
Deferred income taxes	517	529
Assets held for sale – non-current	-	26
Other non-current assets	293	263

TOTAL ASSETS	$7,666	$7,158

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$960	$942
Short-term debt	221	1
Long-term debt – current portion	3	5
Liabilities held for sale – current	-	7

Total current liabilities	1,184	955
Long-term debt, net of current portion	1,832	1,629
Pension plan liability	311	378
Other employee benefits liability	295	298
Deferred income taxes	60	75
Other liabilities	203	137
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,900	3,876
Accumulated earnings	420	194
Accumulated other comprehensive deficit	(217)	(194)
Cost of common stock in treasury (c)	(362)	(229)

Total Owens Corning stockholders’ equity	3,742	3,648
Noncontrolling interests	39	38

Total equity	3,781	3,686

TOTAL LIABILITIES AND EQUITY	$7,666	$7,158

(a)	10 shares authorized; none issued or outstanding at Sept. 30, 2011 and Dec. 31, 2010
(b)	400 shares authorized; 134.4 issued and 120.9 outstanding at Sept. 30, 2011; 133.2 issued and 123.9 outstanding at Dec. 31, 2010
(c)	13.5 shares at Sept. 30, 2011 and 9.3 shares at Dec. 31, 2010

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended Sept. 30,
	2011	2010
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$230	$1,049
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	243	242
Gain on sale of businesses and fixed assets	(30)	(4)
Deferred income taxes	29	(874)
Provision for pension and other employee benefits liabilities	26	23
Stock-based compensation expense	16	16
Other non-cash	(18)	(6)
Change in working capital	(330)	(132)
Pension fund contribution	(104)	(29)
Payments for other employee benefits liabilities	(17)	(19)
Other	14	15

Net cash flow provided by operating activities	59	281

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(303)	(199)
Investment in subsidiaries and affiliates, net of cash acquired	(84)	-
Proceeds from the sale of assets or affiliates	81	16

Net cash flow used for investing activities	(306)	(183)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	805	406
Payments on senior revolving credit facility	(629)	(315)
Proceeds from long-term debt	6	1
Payments on long-term debt	(10)	(606)
Net increase (decrease) in short-term debt	219	(8)
Purchases of treasury stock	(138)	(102)
Other	12	2

Net cash flow provided by (used for) financing activities	265	(622)

Effect of exchange rate changes on cash	(20)	(5)

Net decrease in cash and cash equivalents	(2)	(529)
Cash and cash equivalents at beginning of period	52	564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50	$35

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Reportable Segments
Composites	$496	$477	$1,517	$1,431
Building Materials	1,009	742	2,766	2,526

Total reportable segments	1,505	1,219	4,283	3,957
Corporate eliminations	(55)	(33)	(144)	(128)

NET SALES	$1,450	$1,186	$4,139	$3,829

External Customer Sales by Geographic Region
United States	$1,008	$748	$2,781	$2,529
Europe	147	135	487	423
Asia Pacific	171	173	504	504
Other	124	130	367	373

NET SALES	$1,450	$1,186	$4,139	$3,829

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

The following table summarizes EBIT by segment (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Reportable Segments
Composites	$49	$43	$152	$116
Building Materials	144	67	277	272

Total reportable segments	$193	$110	$429	$388

Corporate, Other and Eliminations
Charges related to cost reduction actions and related items	$-	$(16)	$(17)	$(33)
Acquisition integration, transaction, and other costs	-	(4)	-	(6)
Net precious metal lease expense	-	(1)	-	(1)
Gain on sale of Capivari, Brazil facility	-	-	16	-
General corporate expense and other	(16)	(20)	(55)	(71)

EBIT	$177	$69	$373	$277

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.	INVENTORIES

Inventories consist of the following (in millions):

	Sept. 30, 2011	Dec. 31, 2010
Finished goods	$537	$452
Materials and supplies	209	168

Total inventories	$746	$620

4.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of setoff provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2011 and December 31, 2010 the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

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

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	Sept. 30, 2011	Dec. 31, 2010
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas	Other current assets	$-	$2
Amount of gain recognized in OCI (effective portion)	OCI	$-	$2

Fair value hedges:
Interest rate swaps	Other non-current assets	$41	$12

Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas	Accounts payable and accrued liabilities	$2	$3
Amount of loss recognized in OCI (effective portion)	OCI	$2	$3

Derivative assets not designated as hedging instruments:
Cash flow hedges:
Natural gas	Other current assets	$2	$-

Other derivatives:
Foreign exchange contracts	Other current assets	$-	$3

Derivative liabilities not designated as hedging instruments:
Cash flow hedges:
Natural gas	Accounts payable and accrued liabilities	$1	$2

Other derivatives:
Energy supply contract	Accounts payable and accrued liabilities	$1	$1

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	Location	2011	2010	2011	2010
Derivative activity designated as hedging instruments:
Natural gas:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$-	$2	$2	$6

Interest rate swaps:
Amount of loss recognized in earnings (ineffective portion)	Interest expense, net	$1	$2	$-	$5

Derivative activity not designated as hedging instruments:
Natural gas:
Amount of (gain) loss recognized in earnings	Other expenses	$-	$-	$(1)	$2

Energy supply contract:
Amount of loss recognized in earnings	Other expenses	$-	$-	$-	$1

Foreign currency exchange contract:
Amount of (gain) loss recognized in earnings	Other expenses	$(1)	$(1)	$-	$3

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

As of September 30, 2011, $1 million of gains included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.

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

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

Sept. 30, 2011	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$170	$(46)	$124
Technology	20	205	(52)	153
Franchise and other agreements	15	36	(11)	25
Indefinite-lived intangible assets:
Trademarks		777	-	777

Total intangible assets		$1,188	$(109)	$1,079

Goodwill		$1,145

Dec. 31, 2010	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$169	$(38)	$131
Technology	20	202	(45)	157
Franchise and other agreements	15	34	(9)	25
Indefinite-lived intangible assets:
Trademarks		777	-	777

Total intangible assets		$1,182	$(92)	$1,090

Goodwill		$1,088

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Building Materials	Total
Balance as of December 31, 2010	$60	$1,028	$1,088
Acquisitions (see Note 8)	-	59	59
Foreign currency adjustments	(2)	-	(2)

Balance as of September 30, 2011	$58	$1,087	$1,145

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

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	Sept. 30, 2011	Dec. 31, 2010
Land	$220	$218
Buildings and leasehold improvements	718	687
Machinery and equipment	2,884	2,699
Construction in progress	208	167

	4,030	3,771
Accumulated depreciation	(1,191)	(1,017)

Property, plant and equipment, net	$2,839	$2,754

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 20% and 21% of total machinery and equipment as of September 30, 2011 and December 31, 2010, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

7.	DIVESTITURES

On May 18, 2011, the Company sold its Composites glass reinforcements facility in Capivari, Brazil to Chongqing Polycomp International Company (“CPIC”), an unrelated third party. At closing, the Company received $55 million in cash and an additional $6 million was placed into escrow to satisfy any potential adjustments or claims. The sale resulted in a $16 million gain that is recorded in other (income) expenses on the Consolidated Statements of Earnings. The Company is a guarantor of the performance of the Capivari facility as a lessor of precious metals used in production tooling. Pursuant to the purchase agreement, CPIC covenanted to use all reasonable efforts to substitute and release the Company from such guarantees. The Company estimates that at September 30, 2011 the maximum future payment that the Company could be required to make under the guarantees was $25 million. The majority of guarantees terminate within the next year. CPIC has agreed to indemnify the Company in the event that the Company suffers any liability in connection with such guarantees.

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

8.	ACQUISITIONS

On July 31, 2011, the Company completed the acquisitions of FiberTEK Insulation West, LLC, an insulation manufacturing operation located in Nephi, Utah and FiberTEK Insulation, LLC, an insulation manufacturing operation located in Lakeland, Florida (the “Acquisitions”) from third parties unrelated to the Company (“the Sellers”). As part of the Company’s global growth strategy, these acquisitions strengthen its position as a market leader in the loosefill insulation market. Operating results of these manufacturing facilities are included in the Company’s Building Materials segment within the Consolidated Financial Statements beginning August 1, 2011.

The Company provided total consideration that had a fair value of $105 million at the acquisition date. Total consideration that the Company provided for the Acquisitions consisted of cash payments of $84 million to the Sellers on July 31, 2011, and $25 million in deferred payments starting in 2013 through 2018. The deferred payments are recorded at their net present value of $21 million in other liabilities on the Consolidated Balance Sheets.

Values of assets acquired and liabilities assumed at the date of the acquisitions include: $37 million in property, plant and equipment and other assets; $3 million in intangible assets; $6 million in working capital and $59 million in goodwill. The pro-forma effect of these acquisitions on revenues and earnings was not material to the three and nine months ended September 30, 2011.

9.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Nine Months Ended Sept. 30, 2011
Beginning balance	$38
Amounts accrued for current year	15
Settlements of warranty claims	(12)

Ending balance	$41

10.	COST REDUCTION ACTIONS

2010 Cost Reduction Actions

As part of the Company’s continuing review of its manufacturing network, actions were taken during 2010 to further balance global capacity and respond to market conditions. No charges related to these actions were incurred during the nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, the Company recorded $16 million and $33 million in charges related to these cost reduction actions and related items; of which $15 million and $24 million related to severance and are presented in charges related to cost reduction actions on the Consolidated Statements of Earnings and $1 million and $9 million related to accelerated depreciation expense and are included in cost of sales on the Consolidated Statements of Earnings, respectively. Payments related to these activities will continue throughout 2011.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	COST REDUCTION ACTIONS (continued)

The following table summarizes the status of the unpaid liabilities from the Company’s 2010 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2010	Costs Incurred	Payments	Ending Balance Sept. 30, 2011	Cumulative Charges Incurred
Severance	$17	$-	$13	$4	$29

Total	$17	$-	$13	$4	$29

11.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	Sept. 30, 2011	Dec. 31, 2010
6.50% senior notes, net of discount, due 2016	$649	$649
7.00% senior notes, net of discount, due 2036	540	540
9.00% senior notes, net of discount, due 2019	346	345
Senior revolving credit facility, maturing in 2016	188	12
Various capital leases, due through and beyond 2050	56	52
Various floating rate debt, maturing through 2017	3	11
Other fixed rate debt, with maturities up to 2025, at rates up to 11.0%	9	10
Effects of interest rate swap on 6.50% senior notes, due 2016	44	15

Total long-term debt	1,835	1,634
Less – current portion	3	5

Long-term debt, net of current portion	$1,832	$1,629

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2011.

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

The available principal amount of $800 million on the Senior Revolving Credit Facility includes both borrowings and letters of credit. The Company amended the Senior Revolving Credit Facility in July 2011 to extend the maturity date and reduce the pricing. The facility matures in July 2016. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate or LIBOR plus a spread.

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was well within compliance with these covenants as of September 30, 2011.

At September 30, 2011, the Company had no letters of credit outstanding under the Senior Revolving Credit Facility. At December 31, 2010, the Company had $49 million of letters of credit outstanding under the Senior Revolving Credit Facility.

Short-Term Debt

At September 30, 2011 and December 31, 2010, short-term borrowings were $ 221 million and $ 1 million, respectively.

Included in short-term debt are amounts outstanding under a Receivable Purchase Agreement (the “RPA”). Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The RPA includes a letter of credit sub-facility. At September 30, 2011, the Company had $43 million of letters of credit outstanding under the RPA. In addition, at September 30, 2011, $202 million of borrowings were outstanding under the RPA, which is included in short-term debt on the Consolidated Balance Sheets. The commitments of the financial institutions under the RPA expire on March 29, 2012.

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

The remaining short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 0.9% for September 30, 2011 and 2.5% for December 31, 2010.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended Sept. 30, 2011			Three Months Ended Sept. 30, 2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$1	$3	$3	$1	$4
Interest cost	13	5	18	13	6	19
Expected return on plan assets	(16)	(5)	(21)	(16)	(6)	(22)
Amortization of actuarial loss	3	-	3	1	1	2

Net periodic pension cost	$2	$1	$3	$1	$2	$3

	Nine Months Ended Sept. 30, 2011			Nine Months Ended Sept. 30, 2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$6	$4	$10	$7	$4	$11
Interest cost	40	18	58	41	18	59
Expected return on plan assets	(48)	(19)	(67)	(48)	(18)	(66)
Amortization of actuarial loss	9	1	10	1	2	3

Net periodic pension cost	$7	$4	$11	$1	$6	$7

The Company expects to contribute approximately $94 million in cash to the United States Pension Plans and approximately $22 million to non-United States plans during 2011. The Company made cash contributions of approximately $104 million to the plans during the nine months ended September 30, 2011.

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

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$-	$1	$2	$3
Interest cost	4	4	11	12
Amortization of actuarial gain	-	-	(1)	(1)

Net periodic benefit cost	$4	$5	$12	$14

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	CONTINGENT LIABILITIES AND OTHER MATTERS

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

Environmental Matters

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At September 30, 2011, we had environmental remediation liabilities as a PRP at 21 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2011, our estimated liability for such items was $9 million.

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

2010 Stock Plan

On April 22, 2010, the Company’s stockholders approved the Owens Corning 2010 Stock Plan (the “2010 Stock Plan”) which replaced the Owens Corning 2006 Stock Plan (the “2006 Stock Plan”), as amended and restated. The 2010 Stock Plan authorizes grants of stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. At September 30, 2011, the number of shares remaining available under the 2010 Stock Plan for all stock awards was 3.6 million.

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

During the nine months ended September 30, 2011, 412,200 stock options were granted with a weighted-average grant date fair value of $15.85. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 44.3%, expected dividends of 0%, expected term of 6.26 years and a risk-free interest rate of 2.6%.

During the three and nine months ended September 30, 2011, the Company recognized expense of $1 million and $3 million respectively, related to the Company’s stock options. During the three and nine months ended September 30, 2010, the Company recognized expense of less than $1 million and $2 million respectively, related to the Company’s stock options. As of September 30, 2011 there was $9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.79 years. The total aggregate intrinsic value of options outstanding as of September 30, 2011 and 2010 was $6 million and $11 million.

The following table summarizes the Company’s stock option activity for the nine months ended Sept. 30, 2011:

	Nine Months Ended Sept. 30, 2011
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	3,397,858	$25.06
Granted	412,200	33.98
Exercised	(363,413)	26.19
Forfeited	(111,525)	20.82

Ending Balance	3,335,120	$26.18

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
		Weighted-Average		Number Exercisable at Sept. 30, 2011	Weighted-Average
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price

$7.57- $34.94	3,335,120	6.45	$26.18	2,210,086	5.58	$27.00

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

During the three and nine months ended September 30, 2011, the Company recognized expense of $4 million and $10 million respectively, related to the Company’s restricted stock. During the three and nine months ended September 30, 2010, the Company recognized expense of $4 million and $10 million respectively. As of September 30, 2011 there was $24 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.72 years. The total fair value of shares vested during the nine months ended September 30, 2011 and 2010 was $8 million and $6 million, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had restricted stock issued as of September 30, 2011 and changes during the nine months ended September 30, 2011 are presented below. The weighted-average grant-date fair value of the restricted stock granted during the nine months ended September 30, 2010 was $26.22.

	Nine Months Ended Sept. 30, 2011
	Number of Shares	Weighted- Average Grant- Date Fair Value
Beginning Balance	1,987,705	$19.74
Granted	533,067	33.86
Vested	(445,678)	18.92
Forfeited	(111,079)	21.79

Ending Balance	1,964,015	$23.64

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

In the first nine months of 2011, the Company granted PSUs. The 2011 grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the respective three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For all PSUs, respectively, during the three and nine months ended September 30, 2011 the Company recognized income of $9 million and expense of $2 million. During the three and nine months ended September 30, 2010, the Company recognized expense of $1 million and $9 million, respectively, related to PSUs. As of September 30, 2011, there was $9 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.81 years.

2011 Grant

For the 2011 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the nine month period ended September 30, 2011, the Company estimated the fair value of the PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 39.8%, a risk-free interest rate of 0.3% and an expected term of 2.26 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning September 30, 2011 to the end of the three-year performance period.

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

2010 Grant

For the 2010 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the nine month period ended September 30, 2011, the Company estimated the fair value of the PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 37.3%, a risk free rate of 0.2% and an expected term of 1.26 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning September 30, 2011 to the end of the three-year performance period.

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

A summary of the status of the Company’s plans that had issued PSUs as of September 30, 2011, and changes during the nine months ended September 30, 2011 are presented below:

	Nine Months Ended Sept. 30, 2011
	Number of PSUs	Weighted- Average Grant- Date Fair Value
Beginning Balance	1,255,689	$22.41
Granted	485,554	34.06
Vested	(745,801)	19.91
Forfeited	(80,184)	27.71

Ending Balance	915,258	$30.16

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	EARNINGS PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Net earnings attributable to Owens Corning	$124	$58	$226	$1,043

Weighted-average number of shares outstanding used for basic earnings per share	121.7	125.1	123.2	126.1
Non-vested restricted and performance shares	0.6	1.3	0.6	1.1
Options to purchase common stock	0.3	0.2	0.4	0.2

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	122.6	126.6	124.2	127.4

Earnings per common share attributable to Owens Corning common stockholders:

Basic	$1.02	$0.46	$1.83	$8.27
Diluted	$1.01	$0.46	$1.82	$8.19

Basic earnings per share is calculated by dividing earnings attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

On August 1, 2010, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program authorizes the Company to repurchase shares through open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. As of September 30, 2011, 3.7 million shares were available for repurchase under the Repurchase Program.

For each of the three and nine months ended September 30, 2011, the number of shares used in the calculation of diluted earnings per share did not include 2.6 million and 0.4 million options, respectively, to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For each of the three and nine months ended September 30, 2010, the number of shares used in the calculation of diluted earnings per share did not include 2.4 million options to purchase common stock; 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

16.	COMPREHENSIVE EARNINGS

The following table presents the comprehensive earnings attributable to Owens Corning (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Net earnings	$126	$61	$230	$1,049
Currency translation adjustment	(84)	75	(23)	22
Pension and other postretirement adjustment	2	(1)	1	(1)
Deferred loss on hedging	(3)	-	(1)	-

Comprehensive earnings	41	135	207	1,070
Less: Comprehensive earnings attributable to noncontrolling interests	2	3	4	5

Comprehensive earnings attributable to Owens Corning	$39	$132	$203	$1,065

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	FAIR VALUE MEASUREMENT

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of September 30, 2011 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets	$43	$-	$43	$-

Total assets	$43	$-	$43	$-

Liabilities:
Derivative liabilities	$(4)	$-	$(3)	$(1)

Total liabilities	$(4)	$-	$(3)	$(1)

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

The following table provides a rollforward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Derivatives
December 31, 2010	$(1)
Total losses included in net earnings attributable to Owens Corning	-

September 30, 2011	$(1)

Changes in the fair value of this energy supply derivative contract are included in other (income) expenses on the Consolidated Statements of Earnings.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	FAIR VALUE MEASUREMENT (continued)

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $47 million as of September 30, 2011.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of September 30, 2011, the Company’s 6.50% senior notes due 2016 were trading at approximately 106% of par value, the 7.00% senior notes due 2036 were trading at approximately 100% of par value and the 9.00% senior notes due 2019 were trading at approximately 117% of par value.

At September 30, 2011, the Company used a market participant approach to value the remaining long-term debt instruments. This approach, which utilized indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $256 million.

18.	INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2011 was 15 percent and 22 percent, respectively. Excluding the effect of discrete items related to the reversal of the valuation allowance and uncertain tax positions, in the nine months ended September 30, 2011, the adjusted effective tax rate was 28 percent. The difference between the 28 percent adjusted effective tax rate and the statutory rate of 35 percent is primarily attributable to lower foreign tax rates and various tax planning initiatives.

Income tax benefit of $854 million for the nine months ended September 30, 2010, was a result of the reversal of a $858 million valuation allowance against certain of the Company’s United States deferred tax assets. The valuation allowance was originally established in 2008 based on the Company’s losses before income taxes in the United States during 2007 and 2008, as well as the Company’s then estimates for near-term results in the United States. Financial performance in the United States during that time period was adversely impacted by the decline in United States housing starts. Since that time, earnings performance in our United States operations has strengthened and our forecasts have improved.

19.	ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company currently believes there will be no impact on its consolidated financial statements.

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

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,028	$507	$(85)	$1,450
COST OF SALES	(6)	809	415	(85)	1,133

Gross margin	6	219	92	-	317
OPERATING EXPENSES
Marketing and administrative expenses	14	68	37	-	119
Science and technology expenses	-	16	4	-	20
Other expenses, net	(24)	6	19	-	1

Total operating expenses	(10)	90	60	-	140

EARNINGS BEFORE INTEREST AND TAXES	16	129	32	-	177
Interest expense, net	25	1	2	-	28

EARNINGS BEFORE TAXES	(9)	128	30	-	149
Less: Income tax expense (benefit)	(2)	26	(1)	-	23
Equity in net earnings (loss) of subsidiaries	131	30	-	(161)	-
Equity in net earnings (loss) of affiliates	-	(1)	1	-	-

NET EARNINGS	124	131	32	(161)	126
Less: Net earnings attributable to noncontrolling interest	-	-	2	-	2

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$124	$131	$30	$(161)	$124

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

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

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$2,865	$1,527	$(253)	$4,139
COST OF SALES	(19)	2,371	1,242	(253)	3,341

Gross margin	19	494	285	-	798
OPERATING EXPENSES
Marketing and administrative expenses	40	248	107	-	395
Science and technology expenses	-	47	11	-	58
Other expenses, net	(81)	41	12	-	(28)

Total operating expenses	(41)	336	130	-	425

EARNINGS BEFORE INTEREST AND TAXES	60	158	155	-	373
Interest expense, net	79	(2)	4	-	81

EARNINGS BEFORE TAXES	(19)	160	151	-	292
Less: Income tax expense (benefit)	(4)	35	32	-	63
Equity in net earnings (loss) of subsidiaries	241	118	-	(359)	-
Equity in net earnings (loss) of affiliates	-	(2)	3	-	1

NET EARNINGS	226	241	122	(359)	230
Less: Net earnings attributable to noncontrolling interest	-	-	4	-	4

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$226	$241	$118	$(359)	$226

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

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

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2011

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$50	$-	$-	$-	$50
Receivables, net	-	-	943	(160)	783
Due from affiliates	640	2,325	-	(2,965)	-
Inventories	-	409	337	-	746
Other current assets	1	92	121	-	214

Total current assets	691	2,826	1,401	(3,125)	1,793
Investment in subsidiaries	6,351	2,505	533	(9,389)	-
Due from affiliates	-	92	950	(1,042)	-
Property, plant and equipment, net	496	1,135	1,208	-	2,839
Goodwill	-	1,068	77	-	1,145
Intangible assets	-	964	364	(249)	1,079
Deferred income taxes	(26)	524	19	-	517
Other non-current assets	106	78	109	-	293

TOTAL ASSETS	$7,618	$9,192	$4,661	$(13,805)	$7,666

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$37	$646	$437	$(160)	$960
Due to affiliates	1,808	-	1,157	(2,965)	-
Short-term debt	-	-	221	-	221
Long-term debt – current portion	-	1	2	-	3

Total current liabilities	1,845	647	1,817	(3,125)	1,184
Long-term debt, net of current portion	1,767	30	35	-	1,832
Due to affiliates	36	950	56	(1,042)	-
Pension plan liability	-	205	106	-	311
Other employee benefits liability	-	276	19	-	295
Deferred income taxes	-	-	60	-	60
Other liabilities	228	200	24	(249)	203
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Common stock	1	-	-	-	1
Additional paid in capital	3,900	6,158	2,052	(8,210)	3,900
Accumulated earnings (deficit)	420	726	453	(1,179)	420
Accumulated other comprehensive deficit	(217)	-	-	-	(217)
Cost of common stock in treasury	(362)	-	-	-	(362)

Total Owens Corning stockholders’ equity	3,742	6,884	2,505	(9,389)	3,742
Noncontrolling interest	-	-	39	-	39

Total equity	3,742	6,884	2,544	(9,389)	3,781

TOTAL LIABILITIES AND EQUITY	$7,618	$9,192	$4,661	$(13,805)	$7,666

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

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

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$-	$47	$12	$-	$59
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(3)	(155)	(145)	-	(303)
Investment in subsidiaries and affiliates, net of cash acquired	-	(84)	-	-	(84)
Proceeds from the sale of assets or affiliates	-	3	78	-	81

Net cash flow used for investing activities	(3)	(236)	(67)	-	(306)

NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	805	-	-	-	805
Payments on senior revolving credit facility	(629)	-	-	-	(629)
Proceeds from long-term debt	-	-	6	-	6
Payments on long-term debt	-	-	(10)	-	(10)
Net decrease in short-term debt	-	-	219	-	219
Purchases of treasury stock	(138)	-	-	-	(138)
Intercompany loans	-	189	(189)	-	-
Other	12	-	-	-	12

Net cash flow provided used for financing activities	50	189	26	-	265

Effect of exchange rate changes on cash	-	-	(20)	-	(20)

Net increase (decrease) in cash and cash equivalents	47	-	(49)	-	(2)
Cash and cash equivalents at beginning of period	3	-	49	-	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50	$-	$-	$-	$50

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$-	$170	$111	$-	$281
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	-	(99)	(100)	-	(199)
Proceeds from the sale of assets or affiliates	-	-	16	-	16

Net cash flow used for investing activities	-	(99)	(84)	-	(183)

NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	406	-	-	-	406
Payments on senior revolving credit facility	(315)	-	-	-	(315)
Proceeds from long-term debt	-	-	1	-	1
Payments on long-term debt	(600)	-	(6)	-	(606)
Net decrease in short-term debt	-	-	(8)	-	(8)
Purchase of treasury stock	(102)	-	-	-	(102)
Parent loans and advances	71	(71)	-	-	-
Other	2	-	-	-	2

Net cash flow used for financing activities	(538)	(71)	(13)	-	(622)

Effect of exchange rate changes on cash	-	-	(5)	-	(5)

Net increase (decrease) in cash and cash equivalents	(538)	-	9	-	(529)
Cash and cash equivalents at beginning of period	538	-	26	-	564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$35	$-	$35

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

The Company generated $177 million in EBIT for the third quarter 2011, which was nearly 100 percent higher than adjusted EBIT in the third quarter 2010. Our portfolio of businesses performed well despite continued weakness in some of our end markets. Our Composites segment continued to grow its profitability with lower costs achieved through manufacturing productivity in the third quarter. In our Building Materials segment, our Roofing business delivered strong performance on about a 60 percent increase in volumes compared to 2010. Our Insulation business delivered higher sales despite a continued weak United States housing market.

In our Composites segment, EBIT improved by 14 percent from the third quarter 2010 as a result of lower costs achieved through manufacturing productivity and higher selling prices. The overall improvement in price that began in late 2009 has returned prices across our key product groups to the levels seen prior to the 2008 global economic downturn.

In our Building Materials segment, our Roofing business delivered EBIT of $156 million for the three months ended September 30, 2011, up about 71 percent on strong growth in shingle demand supported by storm activity. Our Insulation business reduced EBIT losses primarily as a result of productivity improvements and cost.

We maintain a strong balance sheet with ample liquidity. We have access to an $800 million senior revolving credit facility and a $250 million receivables securitization facility. As of September 30, 2011, we had $612 million available under the senior revolving credit facility and $5 million under the securitization facility.

We repurchased 2.8 million shares of the Company’s common stock for $85 million during the third quarter of 2011 under a previously announced repurchase program. As of September 30, 2011, 3.7 million shares remain available for repurchase under the authorized program.

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Net sales	$1,450	$1,186	$4,139	$3,829
Gross margin	$317	$236	$798	$756
% of net sales	22%	20%	19%	20%
Earnings before interest and taxes	$177	$69	$373	$277
Interest expense, net	$28	$28	$81	$85
Income tax expense (benefit)	$23	$(19)	$63	$(854)
Net earnings attributable to Owens Corning	$124	$58	$226	$1,043

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

Third quarter and year-to-date net sales in 2011 increased from the same periods in 2010 due to increased sales volumes, higher sales prices, and the impact of translating sales denominated in foreign currencies into United States dollars. Our Roofing business delivered higher net sales as a result of significantly increased volumes based on strong demand supported by storm activity. Despite continued weakness in the United States housing market, our Insulation business delivered higher net sales driven by increased United States shipments and growth in some of our international markets compared to the same period in 2010. These increases were partially offset by the impact of the fourth quarter 2010 divestiture of our United States Masonry Products business.

GROSS MARGIN

The increase in gross margin in the third quarter 2011 as compared to the third quarter 2010 was the result of higher sales volumes within the Building Materials group and improved gross margins in our Composites business. During the first nine months of 2011, gross margin increased as a result of higher sales volumes within our Roofing business and improved unit margins in our Composites business. These impacts were offset by charges related to actions we took to reduce costs and eliminate unprofitable product lines in our Insulation business during the second quarter.

OTHER ITEMS IMPACTING EARNINGS BEFORE INTEREST AND TAXES

In addition to the items noted above, the year-over-year comparability of earnings before interest and taxes was positively impacted by the $16 million gain from the sale of our Composites glass reinforcement facility in Capivari, Brazil in May 2011. A gain on the sale of precious metals used in production tooling in the first half 2011 also increased EBIT on a year-to-date basis. The gain on the sale of the facility and precious metals are recorded in other (income) expenses on the Consolidated Statements of Earnings.

INTEREST EXPENSE, NET

Interest expense for the nine months ended September 30, 2011 was lower than 2010 due to the impact of the interest rate swap and higher interest income partially offset by higher average borrowing rates.

INCOME TAX EXPENSE

The Company’s effective tax rate for the three and nine months ended September 30, 2011 was 15 percent and 22 percent, respectively. Excluding the effect of discrete items related to the reversal of the valuation allowance and uncertain tax positions, in the nine months ended September 30, 2011, the adjusted effective tax rate was 28 percent. The difference between the 28 percent adjusted effective tax rate and the statutory rate of 35 percent is primarily attributable to lower foreign tax rates and various tax planning initiatives.

Income tax benefit of $854 million for the nine months ended September 30, 2010, was a result of the reversal of a $858 million valuation allowance against certain of the Company’s United States deferred tax assets. The valuation allowance was originally established in 2008 based on the Company’s losses before income taxes in the United States during 2007 and 2008, as well as the Company’s then estimates for near-term results in the United States. Financial performance in the United States during that time period was adversely impacted by the decline in United States housing starts. Since that time, earnings performance in our United States operations has strengthened and our forecasts have improved.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusting items are shown in the table below (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Charges related to cost reduction actions and related items	$-	$(16)	$-	$(33)
Acquisition, integration, transaction, and other costs	-	(4)	-	(6)
Net precious metal lease expense	-	(1)	-	(1)

Total adjusting items	$-	$(21)	$-	$(40)

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$124	$58	$226	$1,043
Less: Net earnings attributable to noncontrolling interests	2	3	4	6

NET EARNINGS	126	61	230	1,049
Equity in net earnings of affiliates	-	1	1	3
Income tax expense (benefit)	23	(19)	63	(854)

EARNINGS BEFORE TAXES	149	41	292	192
Interest expense, net	28	28	81	85

EARNINGS BEFORE INTEREST AND TAXES	177	69	373	277
Less: adjusting items from above	-	(21)	-	(40)

ADJUSTED EARNINGS BEFORE INTEREST AND TAXES	$177	$90	$373	$317

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

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Net sales	$496	$477	$1,517	$1,431
% change from prior year	4%	6%	6%	21%
EBIT	$49	$43	$152	$116
EBIT as a % of net sales	10%	9%	10%	8%
Depreciation and amortization expense	$31	$32	$97	$90

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

Net sales for our Composites segment increased for both the quarter and year-to-date comparison. For the third quarter 2011 as compared to 2010, increased sales volume and higher selling prices contributed about equally to the increase in net sales. In addition, the favorable impact of translating sales denominated in foreign currencies into United States dollars, which accounted for more than three fourths of the increase over third quarter 2010, was offset by the divestiture of our Capivari, Brazil facility in May 2011. For the year-to-date comparison, higher selling prices contributed nearly one-half of the increase in net sales. Favorable product mix, which contributed about one-fourth of the increase in net sales, was offset by the divestiture of our Capivari, Brazil facility in May 2011. The remainder of the change in net sales was the impact of translating sales denominated in foreign currencies into United States dollars for 2011 as compared to 2010.

EBIT

For the three months ended September 30, 2011, EBIT was up $6 million. Lower costs achieved through manufacturing productivity drove all of the increase in EBIT as compared to the same period in 2010. In addition, higher selling prices partially offset inflation in material and energy costs. For the nine months ended September 30, 2011, EBIT was up $36 million. Lower costs achieved through manufacturing productivity drove substantially all of the increase in EBIT as compared to the same period in 2010. Higher selling prices more than offset inflation in material and energy costs and there were increases in our selling, general and administrative expenses.

OUTLOOK

We believe demand in this segment has grown with regional industrial demand around the world and that, this relationship will continue. The rate and extent of the market growth is expected to vary among products, end-use markets, geographic regions, and to vary with the global economic cycle. Over time, we expect to increase our production capacity in line with overall global market growth, particularly in developing markets. We have previously announced capacity expansions in Russia and Mexico.

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Building Materials segment and our businesses within this segment (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Net sales
Insulation	$365	$315	$981	$953
Roofing	644	404	1,785	1,507
Other	-	23	-	66
Total Building Materials	$1,009	$742	$2,766	$2,526
% change from prior year	36%	-21%	10%	-2%

EBIT
Insulation	$(12)	$(18)	$(97)	$(80)
Roofing	156	91	374	368
Other	-	(6)	-	(16)
Total Building Materials	$144	$67	$277	$272
EBIT as a % of net sales	14%	9%	10%	11%

Depreciation and amortization expense
Insulation	$30	$34	$89	$94
Roofing	10	9	31	30
Total Building Materials	$40	$43	$120	$124

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES

Net sales in our Building Materials segment were higher in both the third quarter 2011 and nine month period ended September 30, 2011, as compared to 2010. The increase in net sales during the third quarter was the result of increased sales volumes within both the Roofing and Insulation businesses. Offsetting this increase was the loss of sales from the divestiture of the United States Masonry Products business.

In our Roofing business, net sales increased significantly for both the three and nine month periods ended September 30, 2011. Sales volume increased for both periods as a result of greater overall United States shingle demand supported by storm activity and market conditions in 2011 as compared to 2010. Weakness in market demand that began in June 2010 persisted throughout the third quarter 2010. Higher sales volume accounted for about three-fourths of the increase in net sales for the three months ended September 30, 2011. The remaining increase in net sales between the third quarter 2011 and 2010 was due to higher selling prices and favorable product mix. Nearly all of the increase in year-to-date sales was due to higher sales volumes and product mix. Selling prices were higher in the third quarter 2011 compared to 2010 as price increases in the second and third quarter 2011 offset price declines in the second half 2010 and the first quarter 2011. On a year-to-date basis, selling prices have been in line with 2010.

In our Insulation business, net sales increased for both the third quarter and year-to-date comparison. Higher sales volumes accounted for more than three-fourths of the increase in net sales in the third quarter 2011 as compared to 2010. Our experience shows that our residential insulation demand lags United States housing starts by approximately three months. Lagged United States housing starts for both the third quarter and year-to-date were down 5 percent. Strength in our United States retail and contractor channels and favorable geographical mix in 2011 as compared to 2010 offset the impact of the decline in United States housing starts. The remaining increase in net sales was about equally impacted by our July 2011 acquisitions of the two FiberTEK facilities and by higher selling prices. For the year-to-date comparison, higher sales volume and customer mix accounted for nearly one-half of the increase in net sales. The remaining increase for the nine months ended September 30, 2011, was due to slightly higher sales prices and the favorable impact of translating sales denominated in foreign currencies into United States dollars.

EBIT

EBIT for our Building Materials segment increased $77 million and $5 million for the three and nine month periods ended September 30, 2011, respectively.

In our Roofing business, EBIT increased by 71 percent in the third quarter 2011 as a result of strong demand supported by storm activity as compared to 2010. Substantially all of the increase during the third quarter 2011 was due to higher sales volumes. The quarter-over-quarter comparison benefitted from storm related demand in 2011 and relative weakness in market demand in the third quarter 2010. Higher selling prices during the third quarter offset raw material inflation, primarily asphalt. For the nine month period ended September 30, 2011, EBIT increased slightly due to higher sales volumes on relatively flat prices. Price increases in the second and third quarter 2011 brought year-to-date selling prices in line with 2010. The benefit of higher sales volumes was offset by significant raw material inflation, primarily asphalt, which negatively impacted year-to-date unit margins as compared to 2010.

In our Insulation business, we reduced EBIT losses for the three month period ended September 30, 2011 as compared to 2010. For the three month period ended September 30, 2011, the increase was driven by favorable manufacturing productivity and cost reductions. Higher sales volumes and selling prices were offset by inflation in raw materials. For the nine month period ended September 30, 2011, higher selling prices were more than offset by inflation, contributing about half of the increase in EBIT losses as compared to 2010. The remaining change was due to lower sales volumes in the first half of 2011 as compared to 2010 and costs associated with the launch of EcoTouch™.

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

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Charges related to cost reduction actions and related items	$-	$(16)	$(17)	$(33)
Acquisition, integration, transaction and other costs	-	(4)	-	(6)
Net precious metal lease expense	-	(1)	-	(1)
Gain on sale of Capivari, Brazil facility	-	-	16	-
General corporate expense and other	(16)	(20)	(55)	(71)

EBIT	$(16)	$(41)	$(56)	$(111)

Depreciation and amortization	$7	$8	$26	$28

EBIT

In Corporate, Other and Eliminations, EBIT losses reduced for the third quarter 2011 primarily because there were no charges related to cost reduction actions and integration costs in 2011 compared to the charges which incurred in the third quarter 2010. General corporate expenses decreased in the third quarter 2011 as compared to 2010 due to lower stock-based compensation expense and reduced foreign currency losses partially offset by increases in other corporate expenses. A portion of stock based compensation is dependent upon our stock price, which decreased significantly during the third quarter 2011 which resulted in lower stock based compensation expense.

In Corporate, Other and Eliminations, EBIT losses reduced for the nine months ended September 30, 2011 primarily as a result of lower charges related to cost reduction actions and integration costs in 2011 compared to 2010. The 2011 charges related to actions we took as a result of evaluating ongoing market conditions in our Insulation business. The 2010 charges were related to actions we took to balance our global Composites capacity. In addition, the nine month period of 2011 was impacted by a $16 million gain on sale of our glass reinforcements facility in Capivari, Brazil in May 2011. General corporate expense and other for the nine months ended September 30, 2011 as compared to 2010 benefited from gains from the sale of precious metal used in production tooling in the first half 2011, reduced foreign currency losses and lower stock-based compensation expense. These impacts were offset by increases in other corporate expenses. The decrease in stock based compensation expense was driven by the significant decrease in our stock price during the third quarter of 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We have an $800 million senior revolving credit facility and a $250 million receivables securitization facility, which serve as our primary sources of liquidity. We amended the credit facility on July 27, 2011, to mature in July 2016 and reduce pricing. The receivables securitization facility was established on March 31, 2011, and will mature on March 29, 2012. We have no other significant debt maturities before 2016. As of September 30, 2011, we had $5 million available on the securitization facility and we had $612 million available on the senior revolving credit facility. As of September 30, 2011, we had $2.1 billion of total debt and cash-on-hand of $50 million.

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

The credit agreement applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of these types. The senior revolving credit facility includes a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were well within compliance with these covenants as of September 30, 2011.

Cash Flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Cash balance	$50	$35	$50	$35
Cash provided by operating activities	$193	$147	$59	$281
Cash used for investing activities	$(171)	$(76)	$(306)	$(183)
Cash provided by (used for) financing activities	$-	$(68)	$265	$(622)
Unused committed credit available under the senior revolving credit facility	$612	$658	$612	$658

Operating activities: In the first nine months of 2011, we generated $59 million of cash from operations compared to $281 million in the same period in 2010. Nearly all of this decrease in cash from operations was due to increases in working capital primarily related to higher demand for our roofing shingles and higher inventory in our Composites business. In addition, during the first nine months of 2011, we contributed $75 million more to our pension plans than we did in the same period in 2010.

Investing activities: The increase in cash flow used for investing activities in the nine months ended September 30, 2011, compared to the first nine months in 2010 was primarily the result of greater additions to plant and equipment, particularly in our Composites business, and the acquisitions of two FiberTEK facilities for $84 million. Offsetting this use of cash were $55 million of proceeds from the sale of the Company’s Composites glass reinforcements facility in Capivari, Brazil.

Financing activities: Cash used for financing activities for the nine months ended September 30, 2010 was primarily due to the repayment of our $600 million senior term loan. The 2011 increase in cash provided by financing is due to borrowings to support our increased working capital and our investing activities. Offsetting this increase in cash provided by financing activities were share repurchases during the nine months ended September 30, 2011.

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

The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria. On July 31, 2011, the Company’s subsidiary, Owens Corning Insulating Systems, LLC completed two acquisitions. It acquired FiberTEK Insulation West, LLC, an insulation manufacturing operation located in Nephi, Utah and FiberTEK Insulation, LLC, an insulation manufacturing operation located in Lakeland, Florida from third parties unrelated to the Company, for a total of $84 million in cash and $25 million in deferred payments.

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of September 30, 2011, our federal tax net operating losses remaining were $2.3 billion. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

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

Pension Contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $104 million and $29 million to the plans during the nine months ended September 30, 2011 and 2010, respectively. The Company expects to contribute $116 million in cash to its global pension plans during 2011. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Derivatives

To mitigate some of the near-term volatility in our earnings and cash flows, we use financial and derivative instruments to hedge certain exposures, principally currency- and energy-related. Our current hedging practice is to hedge a variable percentage of certain energy and energy-related exposures. Our policy is to hedge up to 75 percent of our total forecasted natural gas exposures for the next two months, up to 50 percent for the following four months, and lesser amounts for the remaining periods. We currently have hedged a portion of our exposures for the next 15 months. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures, and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures.

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

Contractual Obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. During the nine months ended September 30, 2011, there were no material changes to such contractual obligations outside the ordinary course of our business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. In the nine months ended September 30, 2011, our RIR improved approximately 25% over our full year performance throughout 2010.

ADOPTION OF NEW ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company currently believes there will be no impact on its consolidated financial statements.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At September 30, 2011, we had environmental remediation liabilities as a PRP at 21 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2011, our estimated liability for such items was $9 million.

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

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2011	600,000		$36.51	600,000	5,880,497
August 1-31, 2011	2,220,712		28.54	2,219,200	3,661,297
September 1-30, 2011	-		-	-	3,661,297

Total	2,820,712	*	$30.24	2,819,200

*	The Company retained 1,512 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On August 4, 2010, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning’s outstanding common stock. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report under this Item.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	October 26, 2011	By:	/s/ Duncan J. Palmer
Duncan J. Palmer
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	October 26, 2011	By:	/s/ Mark W. Mayer
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