Form 10-K
period 2011-12-31
Owens Corning
filed 2012-02-15
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☑      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

On June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of $0.01 par value common stock (the voting stock of the registrant) held by non-affiliates (assuming for purposes of this computation only that the registrant had no affiliates) was approximately $4,619,564,718.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of January 31, 2012, 120,911,996 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Owens Corning’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 19, 2012 (the “2012 Proxy Statement”) are incorporated by reference into Part III hereof.

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

SEGMENT OVERVIEW

We operate within two segments: Composites, which includes our Reinforcements and Downstream businesses; and Building Materials, which includes our Insulation and Roofing businesses. Our Composites and Building Materials reportable segments accounted for approximately 36% and 64% of our total reportable segment net sales, respectively, in 2011.

Note 2 to the Consolidated Financial Statements contains information regarding net sales to external customers and total assets attributable to each of Owens Corning’s reportable segments and geographic regions, earnings before interest and taxes for each of Owens Corning’s reportable segments, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2011, 2010 and 2009.

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

Demand for composites is driven by general global economic activity and, more specifically, by the increasing replacement of traditional materials such as aluminum, wood and steel with composites that offer lighter weight, improved strength, lack of conductivity and corrosion resistance. We estimate that over the last 15 years, on average, annual global demand for composite materials grew at about 1.5 times global GDP.

We compete with composite manufacturers worldwide. According to various industry reports and Company estimates, our Composites segment is a world leader in the production of glass fiber reinforcement materials. Primary methods of competition include innovation, quality, customer service and global geographic reach. For our commodity products, price is also a method of competition. Significant competitors to the Composites segment include China Fiberglass Co., Ltd., Chongqing Polycom International Corporation Ltd (CPIC), PPG Industries, Taishan Glass Fiber Co., Ltd, and Johns Manville.

ITEM 1.	BUSINESS (continued)

Our manufacturing operations in this segment are generally continuous in nature, and we warehouse much of our production prior to sale since we operate primarily with short delivery cycles.

Building Materials

Our Building Materials reportable segment is comprised of the following businesses:

Insulation

Our insulating products help customers conserve energy, provide improved acoustical performance and offer convenience of installation and use, making them a preferred insulating product for new home construction and remodeling. These products include thermal and acoustical batts, loose fill insulation, foam sheathing and accessories, and are sold under well-recognized brand names and trademarks such as Owens Corning PINK® FIBERGLAS™ Insulation. We sell our insulation products primarily to insulation installers, home centers, lumberyards, retailers and distributors in the United States and Canada.

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

Our Insulation business includes a diverse portfolio with a geographic mix of United States, Canada, Asia-Pacific, Europe and Latin America, a market mix of residential, commercial, industrial and other markets, and a channel mix of retail, contractor and distribution.

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

ITEM 1.	BUSINESS (continued)

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

GENERAL

Major Customers

No one customer accounted for more than 10% of our consolidated net sales for 2011. A significant portion of the net sales in our Building Materials segment is generated from large United States home improvement retailers.

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

Backlog

Our customer volume commitments are generally short-term, and we do not have a significant backlog of orders.

Research and Development

The Company’s research and development expense during each of the last three years is presented in the table below (in millions):

Period	Research and Development Expense
Twelve Months Ended December 31, 2011	$77
Twelve Months Ended December 31, 2010	$76
Twelve Months Ended December 31, 2009	$61

Environmental Control

Owens Corning is committed to complying with all environmental laws and regulations that are applicable to our operations. We are dedicated to continuous improvement in our environmental, health and safety performance.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $33 million in 2011. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

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

We have been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2011, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2011, our reserve for such liabilities was $8 million.

Number of Employees

As of December 31, 2011 Owens Corning had approximately 15,000 employees. Approximately 7,100 of such employees are subject to collective bargaining agreements. We believe that our relations with employees are good.

ITEM 1.	BUSINESS (continued)

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

All of the markets we serve are highly competitive. We compete with manufacturers and distributors, both within and outside the United States, in the sale of building products and composite products. We also compete with other manufacturers and distributors in the sale of roofing materials, industrial asphalts, and other products. In some cases, we face competition from manufacturers in countries able to produce similar products at lower costs. We also face competition from the introduction by competitors of new products or technologies that may address our customers’ needs in a better manner, whether based on considerations of cost, usability, effectiveness, sustainability or other features or benefits. If we are not able to successfully commercialize our innovation

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

Our debt level and degree of leverage could have important consequences, including the following:

•	they may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations could be required for the payment of principal and interest on our indebtedness and may not be available for other business purposes;

•	certain of our borrowings are at variable rates of interest exposing us to the risk of increased interest rates;

ITEM 1A.	RISK FACTORS (continued)

•	if due to liquidity needs we must replace any borrowings upon maturity, we would be exposed to the risk that we will be unable to do so as the result of market, operational or other factors;

•	they may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out important capital spending.

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

The Company has substantial deferred tax assets related to net operating losses (NOLs) for United States federal and state income tax purposes, which are available to offset future taxable income. However, the Company’s ability to utilize or realize the current carrying value of the NOLs may be impacted as a result of certain events, such as changes in tax legislation or insufficient future taxable income prior to expiration of the NOLs or annual limits imposed under Section 382 of the Internal Revenue Code, or by state law, as a result of a change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Changes in the ownership positions of certain stockholders could occur as the result of stock transactions by such stockholders and/or by the issuance of stock by the Company. Such limitations may cause the Company to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to such limitations.

Should the Company determine that it is likely that its recorded NOL benefits are not realizable, the Company would be required to reduce the NOL tax benefit reflected on its financial statements to the net realizable amount either by a direct adjustment to the NOL tax benefit or by establishing a valuation reserve and recording a corresponding charge to current earnings. The corresponding charge to current earnings would have an adverse effect on the Company’s financial condition and results of operations in the period in which it is recorded. Conversely, if the Company is required to increase its NOL tax benefit either by a direct adjustment or reversing any portion of the accounting valuation against its deferred tax assets related to its NOLs, such credit to current earnings could have a positive effect on the Company’s financial condition and results of operations in the period in which it is recorded.

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

ITEM 1A.	RISK FACTORS (continued)

environmental laws and regulations applicable to our operations, and changes in their interpretation, may require substantial capital expenditures or may require or cause us to modify or curtail our operations, which may have a material adverse impact on our business, financial condition and results of operations.

We are subject to risks associated with our international operations.

We sell products and operate plants throughout the world. Our international sales and operations are subject to risks and uncertainties, including:

•	possible government legislation;

•	difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

•	unexpected changes in regulatory environments;

•	economic and political conditions;

•	tax rate changes;

•	tax inefficiencies and currency exchange controls that may adversely impact our ability to repatriate cash from non-United States subsidiaries;

•	the imposition of tariffs or other import or export restrictions;

•	costs and availability of shipping and transportation;

•	nationalization of properties by foreign governments; and

•	currency exchange rate fluctuations between the United States dollar and foreign currencies.

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

ITEM 1A.	RISK FACTORS (continued)

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

Composites

Our Composites segment operates out of 33 manufacturing facilities. Principal manufacturing facilities for our Composites segment, all of which are owned by us except the Ibaraki, Japan facility, which is leased, include the following:

Amarillo, Texas	Jackson, Tennessee
Anderson, South Carolina	Kimchon, Korea
Besana, Italy	L’Ardoise, France
Chambery, France	Rio Claro, Brazil
Gous, Russia	Tlaxcala, Mexico
Hangzhou, Zhejiang, China	Yuhang, China
Ibaraki, Japan	Taloja, India

Building Materials

Our Building Materials segment operates out of 57 manufacturing facilities, primarily in North America. These facilities are summarized below by each of the businesses within our Building Materials segment.

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

ITEM 3.	LEGAL PROCEEDINGS

The Company has nothing to report under this item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF OWENS CORNING

The name, age and business experience during the past five years of Owens Corning’s executive officers as of February 15, 2012 are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age	Position*
John W. Christy (53)	Senior Vice President, General Counsel and Secretary since December 2011; formerly Vice President, Interim General Counsel and Secretary (2011); Vice President Deputy General Counsel (2010); and Vice President and Assistant General Counsel, Transactions and Business.

Charles E. Dana (56)	Group President, Building Materials since December 2010; formerly Group President, Composite Solutions (2008) and Vice President and President, Composite Solutions Business.

Arnaud Genis (47)	Group President, Composite Solutions since December 2010; formerly Vice President and Managing Director, European Composite Solutions Business (2007), President of Saint-Gobain Reinforcement and Composites Business and Textile Solutions Business, Paris.

David L. Johns (53)	Senior Vice President and Chief Information Technology Officer since December 2009; formerly Senior Vice President and Chief Supply Chain and Information Technology Officer.

Mark W. Mayer (54)	Vice President and Chief Accounting Officer since December 2007; formerly Vice President Corporate Accounting and External Reporting.

Duncan J. Palmer (46)	Senior Vice President and Chief Financial Officer since September 2007; formerly Vice-President, Upstream Commercial Finance for Shell International Exploration and Production BV (2007) and Vice-President Finance Global Lubricants for the Royal Dutch Shell Group of Companies.

Daniel T. Smith (46)	Senior Vice President, Human Resources since September 2009; formerly Executive Vice President/Chief Administrative Officer, Borders Group, Inc. (2009), Executive Vice President, Human Resources, Borders Group, Inc.

Michael H. Thaman (47)	President and Chief Executive Officer since December 2007 and also Chairman of the Board since April 2002; formerly also Chief Financial Officer until September 2007. Director since January 2002.

*	Information in parentheses indicates year during the past five years in which service in position began. The last item listed for each individual represents the position held by such individual at the beginning of the five year period.

Part II

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Owens Corning’s common stock trades on the New York Stock Exchange under the symbol “OC.” The following table sets forth the high and low sales prices per share of Owens Corning common stock for each quarter from January 1, 2010 through December 31, 2011:

Period	High	Low
First Quarter 2010	$26.83	$22.56
Second Quarter 2010	$37.36	$25.59
Third Quarter 2010	$32.88	$23.05
Fourth Quarter 2010	$31.58	$25.54
First Quarter 2011	$37.70	$30.33
Second Quarter 2011	$38.87	$33.28
Third Quarter 2011	$38.94	$21.57
Fourth Quarter 2011	$31.29	$18.67

Holders of Common Stock

The number of stockholders of record of Owens Corning’s common stock on January 31, 2012 was 447.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Owens Corning has nothing to report under this Item.

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during the three months ended December 31, 2011:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
October 1-31, 2011	3,539		$22.10	—	3,661,297
November 1-30, 2011	92		23.60	—	3,661,297
December 1-31, 2011	2,684		29.06	—	3,661,297

Total	6,315	*	$25.08	—

*	The Company retained 6,315 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.
**	On August 4, 2010, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning’s outstanding common stock. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 6.	SELECTED FINANCIAL DATA

	Twelve Months Ended Dec. 31, 2011	Twelve Months Ended Dec. 31, 2010 (a)	Twelve Months Ended Dec. 31, 2009 (b)	Twelve Months Ended Dec. 31, 2008 (c)	Twelve Months Ended Dec. 31, 2007 (d)
	(in millions, except per share amounts)
Statement of Earnings (Loss) Data
Net sales	$5,335	$4,997	$4,803	$5,847	$4,978
Gross margin	$1,028	$956	$849	$922	$776
Marketing and administrative expenses	$525	$516	$522	$617	$498
Earnings from continuing operations before interest and taxes	$461	$206	$192	$234	$144
Interest expense, net	$108	$110	$111	$116	$122
Income tax expense (benefit)	$74	$(840)	$14	$931	$(8)
Earnings (loss) from continuing operations	$281	$940	$67	$(811)	$29
Earnings from discontinued operations(e)	$—	$—	$—	$—	$69
Net earnings (loss) attributable to Owens Corning	$276	$933	$64	$(813)	$95

Amounts attributable to Owens Corning common stockholders:
Earnings (loss) from continuing operations, net of tax	$276	$933	$64	$(813)	$26
Discontinued operations, net of tax	—	—	—	—	69

Net earnings (loss) attributable to Owens Corning	$276	$933	$64	$(813)	$95

Basic earnings (loss) per common share attributable to Owens Corning common stockholders
Earnings (loss) from continuing operations	$2.25	$7.43	$0.51	$(6.38)	$0.20
Earnings (loss) from discontinued operations	—	—	—	—	0.54

Basic earnings (loss) per common share	$2.25	$7.43	$0.51	$(6.38)	$0.74

Diluted earnings (loss) per common share attributable to Owens Corning common stockholders
Earnings (loss) from continuing operations	$2.23	$7.37	$0.50	$(6.38)	$0.20
Earnings (loss) from discontinued operations	—	—	—	—	0.54

Diluted earnings (loss) per common share	$2.23	$7.37	$0.50	$(6.38)	$0.74

Weighted-average common shares
Basic	122.5	125.6	124.8	127.4	128.4
Diluted	123.5	126.6	127.1	127.4	129.0

Balance Sheet Data
Total assets	$7,527	$7,158	$7,167	$7,222	$7,851
Long-term debt, net of current portion	$1,930	$1,629	$2,177	$2,172	$1,993
Total equity	$3,741	$3,686	$2,853	$2,780	$4,004

No dividends were declared or paid for any of the periods presented above.

ITEM 6.	SELECTED FINANCIAL DATA (continued)

(a)	During 2010, the Company recorded impairment charges of $117 million, $40 million of charges related to cost reduction actions and related items (comprised of $29 million of severance costs and $11 million of other costs), and charges of $13 million of integration costs related to the acquisition of Saint-Gobain’s reinforcement and composite fabrics business in 2007 (“2007 Acquisition”).
(b)	During 2009, the Company recorded $53 million of charges related to cost reduction actions and related items (comprised of $34 million of severance costs, and $19 million of other costs, inclusive of $13 million of accelerated depreciation), charges of $33 million of integration costs related to the 2007 Acquisition, and $29 million for charges related to our employee emergence equity program.
(c)	During 2008, the Company recorded $85 million of integration costs related to the 2007 Acquisition (including charges of $10 million to impair assets related to the divestiture in 2008 of two composite manufacturing plants (“2008 Divestiture”)), $26 million of expenses related to our employee emergence equity program, $9 million in expenses related to leases of certain precious metals used in production tooling, $7 million for charges related to cost reduction actions and a gain of $48 million related to the sale of certain precious metals used in production tooling.
(d)	During 2007, the Company recorded $54 million for charges related to cost reduction actions and related items (comprised of $28 million of charges related to severance and $26 million of other costs, which is inclusive of $21 million of accelerated depreciation), charges of $101 million of integration and transaction costs related to the 2007 Acquisition (including $60 million of charges to impair assets related to the 2008 Divestiture and charges of $12 million related to the impact of inventory write-up) and $37 million of expenses related to our employee emergence equity program.
(e)	Discontinued operations consist of the Company’s Siding Solutions business and Fabwel unit, which were both sold during the third quarter of 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

In 2011, we generated $461 million in earnings before interest and taxes (“EBIT”), which were 21 percent higher than adjusted EBIT in 2010 of $381 million. All of our businesses contributed to the increase in EBIT. The improvement was driven by increased sales volumes, favorable manufacturing productivity and pricing strategies implemented to offset, or minimize, the impact of inflation. Net earnings attributable to Owens Corning in 2011 were $276 million compared to $933 million in 2010. In 2010, net earnings attributable to Owens Corning were driven by the reversal of a valuation allowance against certain of the Company’s United States deferred tax assets. See below for further information regarding adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning.

In our Composites segment, EBIT improved by 15 percent from $175 million in 2010 to $201 million in 2011. Despite a challenging global market, our Composites segment continued to perform on improved price and lower costs achieved through manufacturing productivity.

In our Building Materials segment, EBIT improved by 18 percent from $281 million in 2010 to $332 million in 2011. Our Roofing business delivered 2011 EBIT of $429 million on favorable manufacturing productivity. Strong growth in shingle demand supported by higher than normal storm activity was offset by the impact of inflation on unit margins. Roofing delivered EBIT margins of 20 percent. Our Insulation business reduced EBIT losses primarily as a result of increased sales volumes, particularly in the second half, despite continuing low demand in the United States housing market.

We maintain a strong balance sheet with ample liquidity. We have access to an $800 million senior revolving credit facility and a $250 million receivables securitization facility. We amended the senior revolving credit facility on July 27, 2011 to extend maturity to July 2016. The receivables securitization facility was amended on December 16, 2011 to extend the commitments of the financial institutions to December 2014. We have no other significant debt maturities before 2016.

We repurchased 4 million shares of the Company’s common stock for $128 million in 2011 under a previously announced repurchase program. As of December 31, 2011, 3.7 million shares remain available for repurchase under the authorized program.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Twelve Months Ended Dec. 31,
	2011	2010	2009
Net sales	$5,335	$4,997	$4,803
Gross margin	$1,028	$956	$849
% of net sales	19%	19%	18%
Charges related to cost reduction actions	$—	$29	$34
Employee emergence equity program expense	$—	$—	$29
Earnings before interest and taxes	$461	$206	$192
Interest expense, net	$108	$110	$111
Income tax expense (benefit)	$74	$(840)	$14
Net earnings attributable to Owens Corning	$276	$933	$64

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

2011 Compared to 2010: Net sales increased seven percent in 2011 as compared to 2010 driven by increased sales volumes, higher sales prices, and the favorable impact of translating sales denominated in foreign currencies into United States dollars. These increases were partially offset by the impact of the December 2010 divestiture of our United States Masonry Products business and the May 2011 divestiture of our glass reinforcements facility in Capivari, Brazil. All of our businesses delivered increased sales volumes with our Roofing business delivering significant increased volumes based on strong demand supported by storm activity.

2010 Compared to 2009: Net sales increased in 2010 as compared to 2009 driven by higher net sales in our Composites segment. This increase was partially offset by lower net sales across our Building Materials segment as a result of overall weakness within these markets.

GROSS MARGIN

2011 Compared to 2010: Gross margin as a percentage of sales remained flat in 2011 as compared to 2010. Improved unit margins in our Composites business and the favorable impact of our divestiture of the United States Masonry Products business in December 2010 were offset by unit margin declines in our Roofing business. Our Roofing business delivered EBIT margins of 20 percent in 2011.

2010 Compared to 2009: Gross margin as a percentage of sales improved in 2010 as compared to 2009. This improvement was primarily the result of gross margin improvements in our Composites business. The increase in gross margin percentage was tempered by margin declines in our Roofing business. Despite this decline, our Roofing business still delivered EBIT margins in excess of 20 percent for the year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CHARGES RELATED TO COST REDUCTION ACTIONS

2011 Compared to 2010: There were no charges related to cost reduction actions in 2011. During 2010, as part of our review of our Composites manufacturing network we took actions to further balance global capacity and respond to market conditions.

2010 Compared to 2009: Charges related to cost reduction actions were lower in 2010 compared to 2009. During 2010, as part of our continuing review of our manufacturing network, we took actions to further balance global capacity and respond to market conditions.

EMPLOYEE EMERGENCE EQUITY PROGRAM EXPENSE

2010 Compared to 2009: In 2006, we established a one-time employee emergence equity program. The cost of this program was amortized over a vesting period of three years beginning in November 2006. The cost related to this program was fully amortized by the end of 2009.

EARNINGS BEFORE INTEREST AND TAXES

2011 Compared to 2010: In addition to the items noted above, we recognized a $17 million charge during 2011 as a result of evaluating ongoing market conditions in our Insulation business. In 2010, we recognized an $11 million charge related to actions we took to balance our global Composites capacity. These impacts were recorded as cost of sales.

In addition, we recorded a $16 million gain in May 2011 related to the divestiture of our glass reinforcements facility in Capivari, Brazil. In December of 2010 we recognized charges of $124 million related to the divestiture of our United States Masonry Products business and other indefinite-lived asset impairment charges. These impacts were recorded as other expenses (income) in the Consolidated Statements of Earnings.

2010 Compared to 2009: In addition to the items noted above, the year-over-year improvement in EBIT was impacted by the sale of Masonry Products, which resulted in total charges of $114 million, and other indefinite lived asset impairment charges of $10 million in 2010 which was recorded as other expenses (income) in the Consolidated Statements of Earnings.

INTEREST EXPENSE, NET

2011 Compared to 2010: Interest expense was lower in 2011 than in 2010 due to higher interest income and the favorable impact of the interest rate swap, of which two-thirds was offset by higher average borrowing rates and increased borrowing levels.

2010 Compared to 2009: Interest expense was generally flat between 2010 and 2009.

INCOME TAX EXPENSE

Income tax expense for 2011 was $74 million compared to a tax benefit of $840 million in 2010. The 2010 tax benefit was the result of reversing $937 million of valuation allowance primarily related to the Company’s United States federal and state deferred tax assets.

The company’s effective tax rate for 2011 was 21 percent. The difference between the 21 percent effective tax rate and the statutory rate of 35 percent is primarily attributable to the favorable impact of various tax planning strategies, lower foreign tax rates and the benefit of a favorable settlement of a long-standing claim with the United States Internal Revenue Service.

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

After removing the effect of valuation allowances during 2010, the effective tax rate was 69%. The difference between the 69% effective tax rate and the statutory tax rate of 35% is primarily attributable to increases in global tax reserves and the impact of the goodwill impairment. The effective rate was decreased by the benefit of lower foreign tax rates and various tax planning initiatives, which have significantly reduced our cash taxes and tax provision related to our international operations.

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

Adjusting items are shown in the table below (in millions):

	Twelve Months Ended Dec. 31,
	2011	2010	2009
Net precious metal lease expense	$—	$(2)	$—
Charges related to cost reduction actions and related items	—	(40)	(53)
Acquisition integration and transaction costs	—	(13)	(33)
Gains (losses) on sales of assets and related charges	—	(120)	(1)
Employee emergence equity program expense	—	—	(29)

Total adjusting items	$—	$(175)	$(116)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Twelve Months Ended Dec. 31,
	2011	2010	2009
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$276	$933	$64
Less: Net earnings attributable to noncontrolling interests	5	7	3

NET EARNINGS	281	940	67
Equity in net earnings of affiliates	2	4	—
Income tax expense (benefit)	74	(840)	14

EARNINGS BEFORE TAXES	353	96	81
Interest expense, net	108	110	111

EARNINGS BEFORE INTEREST AND TAXES	461	206	192
Less: adjusting items from above	—	(175)	(116)

ADJUSTED EBIT	$461	$381	$308

Segment Results

EBIT by segment consists of net sales less related costs and expenses and is presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in EBIT for our reportable segments and are included in the Corporate, Other and Eliminations category, which is presented following the discussion of our reportable segments.

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for our Composites segment (in millions):

	Twelve Months Ended Dec. 31,
	2011	2010	2009
Net sales	$1,976	$1,906	$1,633
% change from prior year	4%	17%	-31%
EBIT	$201	$175	$(33)
EBIT as a % of net sales	10%	9%	-2%
Depreciation and amortization expense	$128	$117	$117

NET SALES

2011 Compared to 2010: Net sales in our Composites business were $70 million higher in 2011 than in 2010. Higher selling prices and the favorable impact of translating sales denominated in foreign currencies into United States dollars contributed equally to the increase in net sales. Partially offsetting these increases in net sales was approximately $30 million in lower sales as a result of the May 2011 divestiture of our glass reinforcements facility in Capivari, Brazil. On a year-over-year basis sales volumes increased on global glass reinforcements market growth of four percent, which was partially offset by unfavorable mix.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2010 Compared to 2009: Substantially all of the increase in net sales was due to higher sales volumes as global demand improved in 2010. Increases in selling prices also improved net sales for the year. The upward trend in selling prices that began in the fourth quarter 2008 continued during the fourth quarter 2010. As a result, selling prices for all markets within our Reinforcements business at the end of 2010 were approaching levels seen prior to the 2008 global economic downturn.

EBIT

2011 Compared to 2010: EBIT in our Composites segment was $26 million higher in 2011 than in 2010 primarily driven by lower costs achieved through manufacturing productivity. Higher selling prices more than offset inflation in material and energy costs and together this contributed about one-third to the increase in EBIT. Fully offsetting this benefit was the unfavorable impact of our divestiture of our glass reinforcements facility in Capivari, Brazil.

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

OUTLOOK

Global glass reinforcements market demand has grown on average with global industrial production and we believe this relationship will continue. In 2011, global glass reinforcements market demand grew approximately four percent which is slightly below our long-term expected growth rate of five to seven percent driven by weaknesses in Europe, which we expect to continue into 2012. We believe market conditions in 2011 contributed to higher manufacturer inventory levels heading into 2012. In light of these near-term economic factors, we initiated actions in 2012 to improve the competitive position of our global Composites manufacturing network and to reduce our inventory during 2012. These actions include closing or optimizing certain facilities in Europe and other actions that align with our objectives in the region to be more competitive. In conjunction with these actions, we anticipate incurring approximately $130 million in charges in 2012 and early 2013, with approximately one-half in cash charges to be paid over 2012 and 2013.

Our previously announced capacity expansions in Russian and Mexico will be completed and operational by the end of 2012, these low-cost facilities will contribute to our global network as we enter 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense (in millions) for the Building Materials segment and our businesses within this segment. In 2010, changes were made to reflect the sale of Masonry Products. Prior period amounts have been recast to reflect the inclusion of the Construction Services and Building Materials Europe businesses within Insulation. Other primarily consists of Masonry Products.

	Twelve Months Ended Dec. 31,
	2011	2010	2009
Net sales
Insulation	$1,368	$1,309	$1,324
Roofing	2,169	1,847	1,898
Other	—	87	92

Total Building Materials	$3,537	$3,243	$3,314

% change from prior year	9%	-2%	-9%
EBIT
Insulation	$(97)	$(102)	$(96)
Roofing	429	405	530
Other	—	(22)	(33)

Total Building Materials	$332	$281	$401

EBIT as a % of net sales	9%	9%	12%
Depreciation and amortization expense
Insulation	$116	$117	$122
Roofing	41	42	42
Other	—	9	10

Total Building Materials	$157	$168	$174

NET SALES

2011 Compared to 2010: Net sales in our Building Materials segment were $294 million higher in 2011 than in 2010, primarily due to higher sales volumes in both our Roofing and Insulation businesses. Offsetting this increase was the loss of net sales from the December 2010 divestiture of our United States Masonry Products business.

In our Roofing business, 2011 net sales were up $322 million from 2010. More than two-thirds of the increase in net sales was driven by higher sales volumes. Increases in selling prices and favorable product mix contributed equally to the remainder of the increase in net sales. Sales volumes increased as a result of greater overall United States shingle demand supported by above normal storm activity. Selling prices were slightly higher on a year-over-year basis.

In our Insulation business, 2011 net sales were up $59 million from 2010. Substantially all of the increase in net sales was driven by higher sales volumes. Our experience shows that our residential insulation demand lags United States housing starts by approximately three months. Lagged United States housing starts were down two percent for 2011. Strength in our United States retail and contractor channels and growth in some of our international markets in 2011 as compared to 2010 offset the impact of the decline in lagged United States housing starts. In addition, the increase in net sales from our July 2011 acquisitions of two FiberTEK facilities was offset by unfavorable customer mix.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2010 Compared to 2009: Net sales in our Building Materials segment were lower in 2010, primarily due to lower net sales in our Roofing business.

In our Roofing business, 2010 net sales were down slightly from 2009. Nearly all of the decrease in net sales for 2010 as compared to the same period 2009 was due to lower sales volumes. Weakness in market demand that began in the second quarter 2010 persisted throughout the remainder of the year. Selling prices for our roofing shingle products were down slightly in 2010 as compared to 2009. However, this was offset by increases in selling prices to our external asphalt customers. Selling prices of our roofing products have been relatively stable since the fourth quarter 2008, with some fluctuation quarter to quarter.

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

EBIT

2011 Compared to 2010: EBIT in our Building Materials segment was $51 million higher in 2011 as compared to 2010 primarily driven by higher sales volumes within the Roofing business and manufacturing productivity in our Insulation business. Also, contributing to this increase was the favorable impact of our divestiture of the United States Masonry Products business in December 2010.

In our Roofing business, EBIT was $24 million higher in 2011 than in 2010. Favorable manufacturing productivity drove all of the improvement in EBIT. For the full year, increases in selling prices were more than offset by inflation, primarily asphalt. This net margin impact offset nearly all of the benefit of higher sales volumes.

In our Insulation business, we reduced EBIT losses by $5 million in 2011 as compared to 2010. Higher sales volumes drove substantially all of the improvement in EBIT. Favorable manufacturing productivity offset raw material and delivery inflation. In addition, the launch of EcoTouch™ was completed during 2011.

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

OUTLOOK

During the fourth quarter of 2011, the Seasonally Adjusted Annual Rate (“SAAR”) of United States housing starts rose to approximately 655,000 starts versus an annual average in 2011 of approximately 600,000 starts. While the recent information on United States housing starts has been positive, the timing and pace of recovery of the United States housing market remains uncertain.

In our Roofing business, we expect that the factors that have sustained margins in recent years will continue to drive profitability. Uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

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

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Twelve Months Ended Dec. 31,
	2011	2010	2009
Net precious metal lease expense	$—	$(2)	$—
Charges related to cost reduction actions and related items	(17)	(40)	(53)
Acquisition integration and transaction costs	—	(13)	(33)
Gains (losses) on sales of assets and related charges	16	(120)	(1)
Employee emergence equity program expense	—	—	(29)
General corporate expense	(71)	(75)	(60)

EBIT	$(72)	$(250)	$(176)

Depreciation and amortization	$33	$35	$34

EBIT

2011 Compared to 2010: In Corporate, Other and Eliminations, 2011 EBIT losses were $178 million lower than in 2010. We recorded a $16 million gain on the May 2011 divestiture of our glass reinforcements facility in Capivari, Brazil. In December 2010 we recorded $124 million in charges related to the divestiture of our United States Masonry Products business and the impairment of other indefinite-lived intangible assets. The 2011 charges related to cost reduction actions and related items were the result of evaluating market conditions in our Insulation business. In 2010, we took charges associated with actions to balance our global Composites capacity. Acquisition integration and transaction costs were lower in 2011 than in 2010 as integration work associated with the 2007 Acquisition was completed in 2010.

General corporate expense was favorably impacted by approximately $10 million reduction in incentive compensation expense and a similarly sized improvement related to foreign currency gains and losses in 2011

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

compared to 2010. A portion of incentive compensation is dependent upon our stock price relative to the performance of the components of the S&P 500 Index, which can drive significant changes on a year-over-year basis. Offsetting these improvements was approximately $10 million increase in non-service pension costs and net increases in other corporate expenses.

In 2012, we expect general corporate expense to grow to approximately $110 to $120 million. The primary drivers of this increase are incentive compensation expense of and an increase in non-service pension costs.

2010 Compared to 2009: During 2010 we recorded $124 million in charges related to the sale of Masonry Products and the impairment of other indefinite lived intangible assets. See Note 5 and 9 to the Consolidated Financial Statements for items included in gains (losses) on sale of assets and related items. Acquisition integration and transaction costs were lower in 2010 than 2009 as integration work associated with the 2007 Acquisition was completed. Our employee emergence equity was fully amortized in 2009. See Note 14 to the Consolidated Financial Statements for charges related to cost reduction actions and related items. General corporate expense for 2010 was driven by increased foreign currency transaction losses and other general corporate expenses.

SAFETY

As of December 31, 2011, we celebrated our tenth consecutive year of safety improvements. Our continued focus to be a world-class leader in safety, has resulted in a 90 percent reduction in Recordable Incidence Rate (“RIR”) since 2001. Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on RIR as defined by the United States Department of Labor, Bureau of Labor Statistics. Our full year performance improved 27% in 2011 over our performance in 2010.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We have an $800 million senior revolving credit facility and a $250 million receivables securitization facility, which serve as our primary sources of liquidity. We amended the credit facility on July 27, 2011 to extend maturity to July 2016. We amended the securitization facility on December 16, 2011 to extend maturity to December 2014. We have no other significant debt maturities before 2016. As of December 31, 2011, the receivables securitization facility was fully utilized and we had $622 million available on the senior revolving credit facility. As of December 31, 2011, we had $2.0 billion of total debt and cash-on-hand of $52 million.

We expect our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our senior revolving credit facility, will provide ample liquidity to allow us to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations and reducing outstanding amounts under the senior credit facility and the securitization facility. We have an outstanding share repurchase authorization and will evaluate and consider repurchasing shares of our common stock as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity or generate proceeds.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We are closely monitoring the economic environment for the potential impact of changes in the operating conditions of our customers on our operating results. To date, changes in the operating conditions of our customers have not had a material adverse impact on our operating results; however, it is possible that we could experience material losses in the future if current economic conditions continue or worsen.

The credit agreement applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of this type. The senior revolving credit facility and the securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were well within compliance with these covenants as of December 31, 2011.

Cash flows

The following table presents a summary of our cash balance, cash flows, and unused committed credit lines (in millions):

	Twelve Months Ended Dec. 31,
	2011	2010	2009
Cash balance	$52	$52	$564
Cash provided by operating activities	$289	$488	$541
Cash used for investing activities	$(445)	$(249)	$(204)
Cash provided by (used for) financing activities	$174	$(750)	$(17)
Unused committed credit lines	$622	$739	$946

Operating activities: In 2011, we generated $289 million of cash from operating activities compared to $488 million in 2010. The decrease in cash from operations was due primarily to increases in working capital and higher pension contributions. The increase in working capital is primarily related to higher inventory in both our Roofing and Composites businesses. Partially offsetting these decreases in cash generated from operating activities was $36 million of proceeds due to terminating our interest rate swaps during the fourth quarter of 2011.

Investing activities: The increase in cash used for investing activities in 2011 compared to 2010 was primarily the result of additional capital expenditures of $442 million in 2011 compared to $314 million in 2010. In 2011, we spent $128 million more in additions to plant and equipment than in 2010 primarily to support capital expansions in our Composites business. We spent $84 million for the acquisitions of two FiberTEK facilities. Partially offsetting these uses of cash were $55 million of proceeds from the divestiture of our Composites glass reinforcements facility in Capivari, Brazil.

Financing activities: Cash provided by financing activities in 2011 was $174 million compared to cash used for financing activities of $750 million in 2010. In 2011, cash provided by financing activities was primarily a result of borrowings to support our increased working capital requirements and our investing activities. Offsetting these increases in cash provided by financing activities were share repurchases. In 2010, cash used for financing was primarily due to the repayment of our $600 million senior term loan of which a significant portion was funded by cash on hand.

2012 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2012 are expected

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

to be higher than depreciation and amortization. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of December 31, 2011, our federal tax net operating losses remaining were $2.3 billion. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

In addition to the United States net operating losses described above, we have net operating losses in various state and foreign jurisdictions, which totaled $3.3 billion and $633 million as of December 31, 2011, respectively. Our ability to utilize these net operating losses may be limited as a result of certain events, such as insufficient future taxable income prior to expiration of the net operating losses or changes in tax legislation. Should we determine that it is likely that our recorded net operating loss benefits are not realizable, we would be required to reduce the net operating loss tax benefits reflected on our Consolidated Financial Statements to the net realizable amount by establishing an accounting valuation allowance and recording a corresponding charge to current earnings. To date, we have recorded valuation allowances against certain of these deferred tax assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Pension contributions

The Company has several defined benefit pension plans. The Company made cash contributions of $117 million and $32 million to the plans during the twelve months ended December 31, 2011 and 2010, respectively. The increased pension contributions in 2011 were driven by recent trends in interest rates, which increase pension contributions required to maintain our funded status. The Company expects to contribute $74 million in cash to its pension plans during 2012. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

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

Our current practice is to manage our interest rate exposure by balancing the mixture of our fixed and variable rate instruments. We utilize, among other strategies, interest rate swaps to achieve this balance in interest rate exposures. There are currently no derivatives outstanding which are related to balancing our fixed and variable rate instruments.

OFF BALANCE SHEET ARRANGEMENTS

The Company has entered into limited off balance sheet arrangements, as defined under Securities and Exchange Commission rules, in the ordinary course of business. These arrangements include a limited amount of unrecorded contingent payment obligations under acquisition purchase agreements and divestiture agreements which are not material. The Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CONTRACTUAL OBLIGATIONS

In the ordinary course of business, the Company enters into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2011 are as follows (in millions):

	Payments due by period
	2012	2013	2014	2015	2016	2017 and Beyond	Total
Long-term debt obligations	$1	1	$159	$4	$787	$903	$1,855
Interest on fixed rate debt	116	116	116	116	112	867	1,443
Interest on variable rate debt (1)	6	4	5	4	3	1	23
Capital lease obligations	3	3	3	3	4	39	55
Operating lease obligations	49	38	30	18	12	52	199
Purchase obligations (2)	148	46	29	27	21	71	342
Pension contributions (3)	74	76	83	81	75	73	462

Total (4)	$397	$284	$425	$253	$1,014	$2,006	$4,379

(1)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2011 for all future periods.
(2)	Purchase obligations are commitments to suppliers to purchase goods or services, and include take-or-pay arrangements, capital expenditures, and contractual commitments to purchase equipment. We did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. We do not believe such purchase orders will adversely affect our liquidity position.
(3)	The 2012 pension contributions are based on estimates the Company currently projects contributions to our pension plans will be. For other years presented, contributions represent the minimum amount that the company is required to contribute to the plan.
(4)	The Company has not included its accounting for uncertainty in income taxes liability in the contractual obligation table as the timing of payment, if any, cannot be reasonably estimated. The balance of this liability at December 31, 2011 was $34 million.

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

The Company has recorded its goodwill and conducted testing for potential goodwill impairment at a reporting unit level. Our reporting units represent a business for which discrete financial information is available and segment management regularly reviews the operating results. There are nine reporting units within the Company, with over 90% of the goodwill recorded in two reporting units within the Building Materials operating segment.

We elected to early adopt the Financial Accounting Standards Board’s Accounting Standards Update No. 2011-08 which allows a company to perform qualitative testing prior to the two-step impairment testing. See Note 1 to the Consolidated Financial Statement for further discussion. Goodwill tests require assessing qualitative factors to determine that a reporting unit’s carrying value would be more-likely-than-not to exceed its fair value. In the event we were to determine that a reporting unit’s carrying value would be more-likely-than not to exceed its fair value, quantitative testing would be performed comparing recorded values to estimated fair values.

As part of our goodwill qualitative testing process, we evaluate various factors to determine whether it is reasonably likely that management’s assessment would indicate a material impact on the fair value of a reporting unit. Factors assessed in the qualitative approach are cash flow forecasts of our reporting units, the strength of our balance sheet, changes in strategic outlook or organizational structure, industry and market changes and macroeconomic indicators. The cash flow forecasts of the reporting units are based upon management’s long-term view of our markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The strength of our balance sheet is sufficient in our view to meet our obligations. Management changes in strategic outlook or organizational structure are our view on internally driven strategic or organizational changes that would have a material impact to our results of operations or product offerings. Industry and market changes are our view on changes outside of our company that would have a material impact to our results of operations or product offerings. Macroeconomic indicators are our view of economic conditions that would have a material impact on future cash flow forecasts. For the testing performed in 2011, we concluded that there were no reasonably likely changes that would materially impact the fair value of a reporting unit. However, changes in strategic outlook by management on the best use of the company’s asset portfolio or decreases in the Company’s long-term view for any of our reporting units could increase the likelihood of recognizing an impairment charge in the future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Our annual test of goodwill for impairment was conducted as of October 1, 2011, which concluded that no reporting units were more-likely-than-not to having a carrying value in excess of its fair value, and thus, no impairment charges being required.

Generally, when performing goodwill quantitative testing, fair values are estimated using a discounted cash flow approach unless circumstances indicate that a better estimate of fair value is available. Significant estimates in the discounted cash flow approach are cash flow forecasts of our reporting units, the discount rate, the terminal business value and the projected income tax rate. The cash flow forecasts of the reporting units are based upon management’s long-term view of our markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The projected income tax rates utilized are the cash tax rates that a prospective buyer would most likely factor into a fair value calculation for each reporting unit. Key factors considered are the statutory rate for the countries where each reporting unit operates and the implementation of a reasonable level of income tax planning strategies. The terminal business value is determined by applying a business growth factor to the latest year for which a forecast exists. As part of our goodwill quantitative testing process, we would evaluate whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing.

For the testing performed in 2011, we assessed qualitative factors and we concluded that there are no reasonably likely changes that would materially impact the fair value of a reporting unit and thus, no quantitative testing being required. However, changes in strategic outlook by management on the best use of the company’s asset portfolio or decreases in the Company’s long-term view for any of our reporting units could increase the likelihood of recognizing an impairment charge in the future.

Other indefinite-lived intangible assets are the Company’s trademarks. Fair values used in testing for potential impairment of our trademarks are calculated by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation are discounted using the Company’s weighted average cost of capital.

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

Two key assumptions that could have a significant impact on the measurement of pension liability and pension expense are the discount rate and the expected return on plan assets. For our largest plan, the United States plan, the discount rate used for the December 31, 2011 measurement date was derived by matching projected benefit payments to bond yields obtained from the Towers Watson’s proprietary United States RATE:Link 40-90 pension discount curve developed as of the measurement date. The Towers Watson United States RATE:Link 40-90 pension discount curve is based on certain corporate bonds rated Aa whose weighted average yields lie within the 40th to 90th percentiles of the bonds considered. Corporate bonds are treated as being Aa or better generally if at least half of the available ratings are Aa or better as determined by Moody’s, Standard & Poor’s, Fitch and Dominion Bond Rating Services. The result supported a discount rate of 4.60% at December 31, 2011 compared to 5.30% at December 31, 2010. The discount rate used for the December 31, 2010 measurement date was derived by matching projected benefit payments to bond yields obtained from the Citigroup Above Median Pension Discount Curve as of that date. The Citigroup Above Median Pension Discount Curve is a yield curve developed by Citigroup and is based on corporate bonds rated AA+, AA or AA- by Standard & Poor’s or Aa1, Aa2 or Aa3 by Moody’s. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the December 31, 2011 projected benefit obligation for the United States pension plans by approximately $35 million. A 25 basis point increase (decrease) in the discount rate would decrease (increase) 2012 net periodic pension cost by approximately $3 million.

The expected return on plan assets in the United States was derived by taking into consideration the target plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers. We use the target plan asset allocation because we rebalance our portfolio to target on a quarterly basis. An asset return model was used to develop an expected range of returns on plan investments over a 20 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. This process resulted in the selection of an expected return of 7.25% at the December 31, 2011 measurement date, which is used to determine net periodic pension cost for the year 2012. This assumption is 0.50% and 0.75% lower than the 7.75% return selected at the December 31, 2010 and 8.00% return selected at the December 31, 2009 measurement dates, respectively. A 25 basis point increase (decrease) in return on plan assets assumption would result in a respective decrease (increase) of 2012 net periodic pension cost by approximately $2 million.

The discount rate for our United States postretirement plan was selected using the same method as described for the pension plan. The result supported a discount rate of 4.35% at December 31, 2011 compared to 5.05% at December 31, 2010. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the United States postretirement benefit obligation by approximately $5 million and decrease (increase) 2012 net periodic postretirement benefit cost by less than $1 million.

The methods corresponding to those described above are used to determine the discount rate and expected return on assets for non-U.S. pension and postretirement plans, to the extent applicable.

ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board issued authoritative guidance on the presentation of comprehensive income requiring companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the Consolidated Statements of Stockholders’

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Equity. There are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The amendments in this update are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes there will be no material impact on its Consolidated Financial Statements.

In September 2011, the Financial Accounting Standards Board issued updated guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, thus, whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to early adopt this guidance for impairment testing effective for the fiscal year ended December 31, 2011. The adoption of this authoritative guidance had no impact on the Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

We have been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2011, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2011, our reserve for such liabilities was $8 million.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

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

Foreign Exchange Rate Risk

The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company enters into various forward contracts, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. Exposures are primarily related to the European Euro versus the US Dollar and Japanese Yen versus the European Euro exchange rates. The net fair value of financial instruments used to limit exposure to foreign currency risk was approximately $1 million and $3 million as of December 31, 2011 and 2010 respectively. The potential change in fair value at both December 31, 2011 and 2010 for such financial instruments from an increase (decrease) of 10% in quoted foreign currency exchange rates would be an increase (decrease) of approximately $3 million and $22 million, respectively.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. The Company has a revolving credit facility, receivables securitization facility, other floating rate debt and cash and cash equivalents which are exposed to floating interest rates and may impact cash flow. As of December 31, 2011, the Company had $136 million and $158 million outstanding on the senior revolving credit facility and account securitization facility, respectively, with the balance of other floating rate debt was $3 million. As of December 31, 2010, the balance of the senior term loan facility, and other floating rate debt was $12 million, and $11 million, respectively. Cash and cash equivalents were $52 million and $52 million at December 31, 2011 and 2010, respectively. A one percentage point increase (decrease) in interest rates at both December 31, 2011 and 2010 would increase (decrease) our annual net interest expense for each period by $3 million. At December 31, 2010, it is estimated that a one percentage point increase (decrease) in interest rates would decrease (increase) annual interest expense by $1 million.

The fair market value of the Company’s senior notes are subject to interest rate risk. It is estimated that at December 31, 2011, a one percentage point increase (decrease) in interest rates would (decrease) increase the fair market value of the notes due in 2016 by 4%, the notes due in 2019 by 6% and the notes due in 2036 by 13%. At December 31, 2010, it is estimated that a one percentage point increase (decrease) in interest rates would decrease (increase) the fair market value of the notes due in 2016 by 5%, the notes due in 2019 by 7% and the notes due in 2036 by 13%.

Commodity Price Risk

The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as natural gas, and raw materials, such as asphalt and polystyrene. The Company enters into cash-settled natural gas and crude oil swap contracts to protect against changes in natural gas prices that mature within 15 months; however, no financial instruments are currently used to protect against changes in raw material costs. At December 31, 2011 and 2010, the net fair value of such swap contracts was a liability of approximately $4 million and $2 million, respectively. The potential change in fair value at December 31, 2011 and 2010 resulting from an increase (decrease) of 10% change in the underlying commodity prices would be an increase (decrease) of approximately $2 million and $3 million, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 47 through 90 of this filing are incorporated here by reference.

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

A report of the Company’s management on the Company’s internal control over financial reporting is contained on page 45 hereof and is incorporated here by reference. PricewaterhouseCoopers LLP’s report on the effectiveness of internal control over financial reporting is included in the Report of Independent Registered Public Accounting Firm beginning on page 46 hereof.

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

Information with respect to directors and corporate governance will be presented in the 2012 Proxy Statement in the sections entitled “Information Concerning Directors,” “Governance Information” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference.

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

Information regarding executive officer and director compensation will be presented in the 2012 Proxy Statement under the section entitled “Executive Compensation,” exclusive of the subsection entitled “Compensation Committee Report,” and the section entitled “2011 Non-Employee Director Compensation,” and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in the 2012 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be presented in the 2012 Proxy Statement under the sections entitled “Certain Transactions with Related Persons,” “Review of Transactions with Related Persons,” “Director Qualifications Standards” and “Director Independence,” and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate accounting fees billed and services provided by the Company’s principal accountants for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Audit Fees (1)	$4,617	$5,162
Audit-Related Fees (2)	37	32
Tax Fees	427	306
All Other Fees (3)	215	350

Total Fees	$5,296	$5,850

(1)	Amounts shown reflect fees for the years ended December 31, 2011 and 2010, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES (continued)

(2)	The fees included relate primarily to review of the Company’s required franchise disclosure documents in 2011 and 2010.
(3)	Amounts shown include fees related primarily to due diligence work in 2011 and 2010.

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

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

1.	See Index to Consolidated Financial Statements on page 44 hereof.

2.	See Index to Financial Statement Schedules on page 99 hereof.

3.	See Exhibit Index beginning on page 101 hereof.

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

OWENS CORNING

By	/s/ Michael H. Thaman	Date February 15, 2012
Michael H. Thaman,
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael H. Thaman	Date February 15, 2012
Michael H. Thaman,
Chairman of the Board, President, Chief Executive Officer and Director

/s/ Duncan J. Palmer	Date February 15, 2012
Duncan J. Palmer,
Senior Vice President and Chief Financial Officer

/s/ Mark W. Mayer	Date February 15, 2012
Mark W. Mayer,
Vice President and Chief Accounting Officer

Date
Norman P. Blake, Jr.,
Director

/s/ Gaston Caperton	Date February 15, 2012
Gaston Caperton,
Director

/s/ J. Brian Ferguson	Date February 15, 2012
J. Brian Ferguson,
Director

/s/ Ralph F. Hake	Date February 15, 2012
Ralph F. Hake,
Director

/s/ F. Philip Handy	Date February 15, 2012
F. Philip Handy,
Director

/s/ Landon Hilliard	Date February 15, 2012
Landon Hilliard,
Director

/s/ Ann Iverson	Date February 15, 2012
Ann Iverson,
Director

/s/ James J. McMonagle	Date February 15, 2012
James J. McMonagle,
Director

/s/ W. Howard Morris	Date February 15, 2012
W. Howard Morris,
Director

/s/ Joseph F. Neely	Date February 15, 2012
Joseph F. Neely,
Director

/s/ John D. Williams	Date February 15, 2012
John D. Williams,
Director

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

PricewaterhouseCoopers LLP has audited the effectiveness of the internal controls over financial reporting as of December 31, 2011 as stated in their Report of Independent Registered Public Accounting Firm on page 46 hereof.

Based on our assessment, management determined that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

/s/ Michael H. Thaman	Date February 15, 2012
Michael H. Thaman,
President and Chief Executive Officer

/s/ Duncan J. Palmer	Date February 15, 2012
Duncan J. Palmer
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Owens Corning:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Owens Corning and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio February 15, 2012

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	Twelve Months Ended Dec. 31,
	2011	2010	2009
NET SALES	$5,335	$4,997	$4,803
COST OF SALES	4,307	4,041	3,954

Gross margin	1,028	956	849
OPERATING EXPENSES
Marketing and administrative expenses	525	516	522
Science and technology expenses	77	76	61
Charges related to cost reduction actions	—	29	34
Employee emergence equity program expense	—	—	29
Other expenses (income), net	(35)	129	11

Total operating expenses	567	750	657

EARNINGS BEFORE INTEREST AND TAXES	461	206	192
Interest expense, net	108	110	111

EARNINGS BEFORE TAXES	353	96	81
Less: Income tax expense (benefit)	74	(840)	14
Equity in net earnings of affiliates	2	4	—

NET EARNINGS	281	940	67
Less: Net earnings attributable to noncontrolling interests	5	7	3

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$276	$933	$64

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$2.25	$7.43	$0.51
Diluted	$2.23	$7.37	$0.50
WEIGHTED-AVERAGE COMMON SHARES
Basic	122.5	125.6	124.8
Diluted	123.5	126.6	127.1

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions)

	Dec. 31, 2011	Dec. 31, 2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$52	$52
Receivables, less allowances of $15 at Dec. 31, 2011 and $19 at Dec. 31, 2010	610	546
Inventories	795	620
Assets held for sale – current	—	16
Other current assets	179	174

Total current assets	1,636	1,408
Property, plant and equipment, net	2,904	2,754
Goodwill	1,144	1,088
Intangible assets	1,073	1,090
Deferred income taxes	538	529
Assets held for sale – non-current	—	26
Other non-current assets	232	263

TOTAL ASSETS	$7,527	$7,158

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$876	$942
Short-term debt	28	1
Long-term debt – current portion	4	5
Liabilities held for sale – current	—	7

Total current liabilities	908	955
Long-term debt, net of current portion	1,930	1,629
Pension plan liability	435	378
Other employee benefits liability	267	298
Deferred income taxes	51	75
Other liabilities	195	137
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,907	3,876
Accumulated earnings	470	194
Accumulated other comprehensive deficit	(315)	(194)
Cost of common stock in treasury (c)	(362)	(229)

Total Owens Corning stockholders’ equity	3,701	3,648
Noncontrolling interests	40	38

Total equity	3,741	3,686

TOTAL LIABILITIES AND EQUITY	$7,527	$7,158

(a)	10 shares authorized; none issued or outstanding at Dec. 31, 2011 and Dec. 31, 2010
(b)	400 shares authorized; 134.4 issued and 120.9 outstanding at Dec. 31, 2011; 133.2 issued and 123.9 outstanding at Dec. 31, 2010
(c)	13.5 shares at Dec. 31, 2011 and 9.3 shares at Dec. 31, 2010

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings (Deficit)	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2008	127.0	$1	4.7	$(101)	$3,824	$(803)	$(183)	$42	$2,780

Comprehensive earnings:
Net earnings	—	—	—	—	—	64	—	3	67
Currency translation adjustment	—	—	—	—	—	—	44	1	45
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(64)	—	(64)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	18	—	18

Total comprehensive earnings									66
Changes in subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Transfer of subsidiary shares to MRNCI (d)	—	—	—	—	(21)	—	—	(9)	(30)
Purchases of treasury stock	(0.1)	—	0.1	(3)	—	—	—	—	(3)
Stock-based compensation	0.9	—	—	—	44	—	—	—	44

Balance at December 31, 2009	127.8	$1	4.8	$(104)	$3,847	$(739)	$(185)	$33	$2,853

Comprehensive earnings:
Net earnings	—	—	—	—	—	933	—	7	940
Currency translation adjustment	—	—	—	—	—	—	25	1	26
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(36)	—	(36)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	2	—	2

Total comprehensive earnings									932
Changes in subsidiary shares from noncontrolling interests	—	—	—	—	3	—	—	(3)	—
Stock issuance	0.1	—	—	—	3	—	—	—	3
Purchases of treasury stock	(4.3)	—	4.5	(125)	—	—	—	—	(125)
Stock-based compensation	0.5	—	—	—	23	—	—	—	23

Balance at December 31, 2010	124.1	$1	9.3	$(229)	$3,876	$194	$(194)	$38	$3,686

Comprehensive earnings:
Net earnings	—	—	—	—	—	276	—	5	281
Currency translation adjustment	—	—	—	—	—	—	(39)	—	(39)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(80)	—	(80)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(2)	—	(2)

Total comprehensive earnings									160
Changes in subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock issuance	0.1	—	—	—	10	—	—	—	10
Purchases of treasury stock	(4.2)	—	4.2	(133)	—	—	—	—	(133)
Stock-based compensation	0.9	—	—	—	21	—	—	—	21

Balance at December 31, 2011	120.9	$1	13.5	$(362)	$3,907	$470	$(315)	$40	$3,741

(a)	Additional Paid in Capital (“APIC”)
(b)	Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)	Noncontrolling Interest (“NCI”)
(d)	Mandatorily Redeemable Noncontrolling Interest (“MRNCI”)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Twelve Months Ended Dec. 31,
	2011	2010	2009
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$281	$940	$67
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	318	320	325
(Gain) loss on sale of businesses and fixed assets	(30)	2	(9)
Asset impairments	—	117	3
Deferred income taxes	55	(867)	17
Provision for pension and other employee benefits liabilities	36	26	40
Stock-based compensation expense	21	23	52
Other non-cash	(22)	(19)	(15)
Restricted cash	—	—	7
Change in working capital	(262)	15	134
Pension fund contribution	(117)	(32)	(43)
Payments for other employee benefits liabilities	(24)	(26)	(25)
Other	33	(11)	(12)

Net cash flow provided by operating activities	289	488	541

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(442)	(314)	(243)
Investment in subsidiaries and affiliates, net of cash acquired	(84)	—	—
Proceeds from the sale of assets or affiliates	81	65	39

Net cash flow used for investing activities	(445)	(249)	(204)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	1,547	631	260
Payments on senior revolving credit facility	(1,423)	(619)	(586)
Proceeds from long-term debt	164	5	350
Payments on long-term debt	(10)	(609)	(15)
Investment in subsidiaries and affiliates, net of cash acquired	—	(30)	—
Net increase (decrease) in short-term debt	26	(10)	(20)
Purchases of treasury stock	(138)	(120)	(3)
Other	8	2	(3)

Net cash flow provided by (used for) financing activities	174	(750)	(17)

Effect of exchange rate changes on cash	(18)	(1)	8

Net increase (decrease) in cash and cash equivalents	—	(512)	328
Cash and cash equivalents at beginning of period	52	564	236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52	$52	$564

DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$24	$16	$18
Cash paid during the year for interest	$111	$108	$113

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

Reclassifications

Certain reclassifications have been made to the 2010 and 2009 Consolidated Financial Statements and Notes to the Consolidated Financial Statements to conform to the classifications used in 2011.

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

Cost of Sales

Cost of sales includes material, labor, energy and manufacturing overhead costs, including depreciation and amortization expense associated with the manufacture and distribution of the Company’s products. Distribution costs include inbound freight costs; purchasing and receiving costs; inspection costs; warehousing costs; shipping and handling costs, which include costs incurred relating to preparing, packaging, and shipping products to customers; and other costs of the Company’s distribution network. All shipping and handling costs billed to the customer are included as net sales in the Consolidated Statements of Earnings.

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

Included in marketing and administrative expenses are marketing and advertising costs, which are expensed the first time the advertisement takes place. Marketing and advertising costs include advertising, substantiated customer incentive programs, and marketing communications. Marketing and advertising expenses for the years ended December 31, 2011, 2010, and 2009 were $105 million, $111 million and $106 million, respectively.

Science and Technology Expenses

The Company incurs certain expenses related to science and technology. These expenses include salaries, building and equipment costs, utilities, administrative expenses, materials and supplies associated with the improvement and development of the Company’s products and manufacturing processes. These costs are expensed as incurred.

Earnings per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the dilutive effect of common equivalent shares and increased shares that would result from the conversion of equity securities. The effects of anti-dilution are not presented.

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

Investments in Affiliates

The Company accounts for investments in affiliates of 20% to 50% ownership when the Company does not have a controlling financial interest using the equity method under which the Company’s share of earnings of the affiliate is reflected in earnings and dividends are credited against the investment in affiliate when declared.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets

Goodwill assets are not amortized but are tested for impairment on at least an annual basis. In the current year, the Company used a qualitative approach to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. See Note 25 to the Consolidated Financial Statements for further discussion of this new accounting pronouncement.

As part of our goodwill qualitative testing process, we evaluate various factors to determine whether it is reasonably likely that management’s assessment would indicate a material impact on the fair value of a reporting unit. Factors assessed in the qualitative approach are cash flow forecasts of our reporting units, the strength of our balance sheet, changes in strategic outlook or organizational structure, industry and market changes and macroeconomic indicators. If this assessment indicates the possibility of impairment, the income approach to test for goodwill impairment would be used unless circumstances indicate that a better estimate of fair value was available. This review is performed annually, or when circumstances would arise which indicate there may be impairment. When applying the income approach, the Company would perform a discounted cash flow analysis based on its expectations of future net earnings from each reporting unit. Significant assumptions used would include projected cash flows, discount rate, projected income tax rate and terminal business value. These inputs are considered Level 3 inputs under the fair value hierarchy as they are the Company’s own data, and are unobservable in the marketplace. See Note 5 to the Consolidated Financial Statements for further discussion.

Other indefinite-lived intangible assets are not amortized but are tested for impairment on at least an annual basis or when determined to have a finite useful life. Substantially all of the indefinite-lived intangible assets are in trademarks and trade names. The Company uses the royalty relief approach to determine whether it is more likely than not that the fair value of these assets is less than its carrying amount. This review is performed annually, or when circumstances arise which indicate there may be impairment. When applying the royalty relief approach, the Company performs a discounted cash flow analysis based on the value derived from owning these trademarks and trade names and being relieved from paying royalty to third parties. Significant assumptions used include projected cash flows, discount rate, projected income tax rate and terminal business value. These inputs are considered Level 3 inputs under the fair value hierarchy as they are the Company’s own data, and are unobservable in the marketplace.

Identifiable intangible assets with a determinable useful life are amortized over that determinable life. Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $22 million, $21 million and $21 million, respectively. See Note 5 to the Consolidated Financial Statements for further discussion.

Properties and Depreciation

Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Property, plant and equipment accounts are relieved of the cost and related accumulated depreciation when assets are disposed of or otherwise retired. Precious metals used in our production tooling are included in property, plant and equipment and are depleted as they are consumed during the production process. Depletion is recorded in cost of sales on the Consolidated Statements of Earnings. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3 percent of the outstanding value. For the years ended December 31, 2011, 2010 and 2009 depreciation expense was $296 million, $299 million and $304 million, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The range of useful lives for the major components of the Company’s plant and equipment is as follows:

Buildings and leasehold improvements	15 – 40 years
Machinery and equipment
Furnaces	4 – 15 years
Information systems	5 – 10 years
Equipment	5 – 20 years

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Financial Instruments

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. To the extent that a derivative is effective as a cash flow hedge, the change in fair value of the derivative is deferred in accumulated other comprehensive deficit (“OCI”). Any portion considered to be ineffective is reported in earnings immediately. To the extent that a derivative is effective as a fair value hedge, the change in the fair value of the derivative is offset by the change in the fair value of the item being hedged in the Consolidated Statements of Earnings. See Note 4 to the Consolidated Financial Statements for further discussion.

Foreign Currency

The functional currency of the Company’s subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into United States dollars at the period-end rate of exchange, and their Statements of Earnings and Statements of Cash Flows are converted on an ongoing basis at the monthly average rate. The resulting translation adjustment is included in accumulated OCI in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statements of Earnings as incurred. The Company recorded a foreign currency transaction gain of $5 million, a loss of $8 million and a gain of $8 million during the years ended December 31, 2011, 2010, and 2009, respectively.

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

	Twelve Months Ended Dec. 31,
	2011	2010	2009
Reportable Segments

Composites	$1,976	$1,906	$1,633
Building Materials	3,537	3,243	3,314

Total reportable segments	5,513	5,149	4,947
Corporate eliminations	(178)	(152)	(144)

NET SALES	$5,335	$4,997	$4,803

External Customer Sales by Geographic Region

United States	$3,552	$3,231	$3,261
Europe	619	573	523
Asia Pacific	674	678	604
Canada and other	490	515	415

NET SALES	$5,335	$4,997	$4,803

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

The following table summarizes EBIT by segment (in millions):

	Twelve Months Ended Dec. 31,
	2011		2010		2009
Reportable Segments

Composites	$201		$175		$(33)
Building Materials	332		281		401

Total reportable segments	$533		$456		$368

Corporate, Other and Eliminations

Net precious metal lease expense	$—		$(2)		$—
Charges related to cost reduction actions and related items	(17	)(a)	(40	)(c)	(53	)(e)
Acquisition integration and transaction costs	—		(13)		(33)
Gains (losses) on sales of assets and related charges	16	(b)	(120	)(d)	(1)
Employee emergence equity program expense	—		—		(29)
General corporate expense	(71)		(75)		(60)

EBIT	$461		$206		$192

(a)	Includes no charges related to cost reduction actions and $17 million of other related items.
(b)	Includes $16 million gain on sale of Capivari, Brazil facility.
(c)	Includes $29 million of charges related to cost reduction actions and $11 million of other related items.
(d)	Includes $114 million of charges related to the sale of Masonry Products and $10 million of asset impairments.
(e)	Includes $34 million of charges related to cost reduction actions and $19 million of other related items.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

TOTAL ASSETS AND PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION

The following table summarizes total assets by segment and property, plant and equipment by geographic region (in millions):

	Dec. 31,
TOTAL ASSETS	2011	2010

Reportable Segments

Composites	$2,471	$2,333
Building Materials	3,878	3,689

Total reportable segments	$6,349	$6,022

Reconciliation to consolidated total assets
Cash and cash equivalents	$52	$52
Deferred income taxes	618	624
Investments in affiliates	55	54
Corporate property, plant and equipment and other assets	453	406

CONSOLIDATED TOTAL ASSETS	$7,527	$7,158

PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION
United States	$1,487	$1,427
Europe	613	544
Canada	216	231
Asia Pacific	265	263
Other	323	289

TOTAL PROPERTY, PLANT AND EQUIPMENT	$2,904	$2,754

PROVISION FOR DEPRECIATION AND AMORTIZATION

The following table summarizes the provision for depreciation and amortization by segment (in millions):

	Twelve Months Ended Dec. 31,
	2011	2010	2009
Reportable Segments

Composites	$128	$117	$117
Building Materials	157	168	174

Total reportable segments	$285	$285	$291

General corporate depreciation and amortization	33	35	34

CONSOLIDATED PROVISION FOR DEPRECIATION AND AMORTIZATION	$318	$320	$325

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT

The following table summarizes additions to property, plant and equipment by segment (in millions):

	Twelve Months Ended Dec. 31,
	2011	2010	2009
Reportable Segments

Composites	$256	$152	$100
Building Materials	151	138	109

Total reportable segments	$407	$290	$209

General corporate additions	35	24	34

CONSOLIDATED ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	$442	$314	$243

3.    INVENTORIES

Inventories consist of the following (in millions):

	Dec. 31,
	2011	2010
Finished goods	$597	$452
Materials and supplies	198	168

Total inventories	$795	$620

4.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to, among other things, the impact of changes in commodity prices, foreign currency exchange rates, and interest rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks, and does not enter into such transactions for trading purposes.

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of December 31, 2011 and 2010, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

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

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	Dec. 31, 2011	Dec. 31, 2010
Derivative assets designated as hedging instruments:

Cash flow hedges:

Natural gas	Other current assets	$1	$2
Amount of gain recognized in OCI (effective portion)	OCI	$1	$2
Fair value hedges:

Interest rate swaps	Other non-current assets	$—	$12

Derivative liabilities designated as hedging instruments:
Cash flow hedges:

Natural gas	Accounts payable and accrued liabilities	$4	$3
Amount of loss recognized in OCI (effective portion)	OCI	$4	$3

Derivative assets not designated as hedging instruments:

Foreign exchange contracts	Other current assets	$2	$3

Derivative liabilities not designated as hedging instruments:

Natural gas	Accounts payable and accrued liabilities	$1	$2

Energy supply contract	Accounts payable and accrued liabilities	$—	$1

Foreign exchange contracts	Accounts payable and accrued liabilities	$1	$—

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Twelve Months Ended Dec. 31,
	Location	2011	2010	2009
Derivative activity designated as hedging instruments:
Natural gas:

Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$4	$8	$33

Interest rate swaps:

Amount of (gain) loss recognized in earnings (ineffective portion)	Interest expense, net	$2	$4	$(1)

Derivative activity not designated as hedging instruments:
Natural gas:

Amount of (gain) loss recognized in earnings	Other expenses (income)	$(1)	$1	$—
Energy supply contract:

Amount of (gain) loss recognized in earnings	Other expenses (income)	$(1)	$—	$1
Foreign currency exchange contract:

Amount of (gain) recognized in earnings	Other expenses (income)	$(1)	$(3)	$—

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to natural gas price and foreign exchange risk. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI on the Consolidated Balance Sheets and is subsequently recognized in other expenses (income) on the Consolidated Statements of Earnings for foreign exchange hedges, and in cost of sales on the Consolidated Statements of Earnings for commodity hedges, when the hedged item impacts earnings. Cash flow hedges related to foreign exchange risk were immaterial for all periods presented. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in other within operating activities on the Consolidated Statement of Cash Flows. Any portion of the change in fair value of the derivative designated as hedging instruments that is determined to be ineffective is recorded in other expenses (income) on the Consolidated Statements of Earnings.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

As of December 31, 2011, $4 million of losses included in OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred losses include the recognition of the hedged item through earnings.

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

In the fourth quarter of 2011, the Company terminated all existing interest rate swaps and received net settlement proceeds totaling $36 million. These proceeds are classified as cash provided by operating activities in the Consolidated Statements of Cash Flows. There was no immediate material impact to the Consolidated Statements of Earnings; however, the fair value adjustment to debt will be amortized over the life of the underlying debt as a reduction to interest expense in conjunction with the occurrence of the originally forecasted transactions.

Other Derivatives

The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in other expenses (income) on the Consolidated Statements of Earnings.

As a result of first quarter 2009 capacity curtailments taken at certain facilities, the normal purchase scope exception was no longer met for one of the Company’s energy supply contracts. The contract is now required to be marked to market each quarter through its termination date of January 31, 2012.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

Dec. 31, 2011	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$170	$(48)	$122
Technology	20	204	(54)	150
Franchise and other agreements	15	36	(12)	24
Indefinite-lived intangible assets:
Trademarks		777	—	777

Total intangible assets		$1,187	$(114)	$1,073

Goodwill		$1,144

Dec. 31, 2010	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$169	$(38)	$131
Technology	20	202	(45)	157
Franchise and other agreements	15	34	(9)	25
Indefinite-lived intangible assets:
Trademarks		777	—	777

Total intangible assets		$1,182	$(92)	$1,090

Goodwill		$1,088

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Building Materials	Total
Balance as of December 31, 2010	$60	$1,028	$1,088
Acquisitions (see Note 9)	—	59	59
Foreign currency adjustments	(3)	—	(3)

Balance as of December 31, 2011	$57	$1,087	$1,144

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be $22 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Goodwill and Indefinite-Lived Intangible Assets

The Company tests goodwill and indefinite-lived intangible assets for impairment as of October 1 each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual test performed in 2011 resulted in no impairment of goodwill. See Note 25 to the Consolidated Financial Statements for further discussion of new accounting pronouncements.

In December 2010, management’s strategic outlook on the best use of the Company’s asset portfolio changed. This triggered a requirement to test goodwill and indefinite-lived intangible assets in the Company’s Masonry Products and Building Materials Europe reporting units. The testing resulted in a pre-tax impairment charge of $36 million to goodwill and $60 million to indefinite-lived intangible assets in December 2010. These charges are recorded in other expense (income) on the Consolidated Statements of Earnings. The fair value for the Masonry Products reporting unit was based upon the Company’s agreement to sell that business. The fair value for Building Materials Europe reporting unit was based upon the Company’s estimates utilizing the discounted cash flow approach. Both the Masonry Products and Building Materials Europe reporting units are part of the Building Materials segment.

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	Dec. 31, 2011	Dec. 31, 2010
Land	$221	$218
Buildings and leasehold improvements	727	687
Machinery and equipment	2,932	2,699
Construction in progress	268	167

	4,148	3,771
Accumulated depreciation	(1,244)	(1,017)

Property, plant and equipment, net	$2,904	$2,754

Machinery and equipment includes certain precious metals used in the Company’s production tooling, which comprise approximately 20% and 21% of total machinery and equipment as of December 31, 2011 and December 31, 2010, respectively. Precious metals used in the Company’s production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.    CHANGES IN NONCONTROLLING INTERESTS (continued)

In 2010, the minority shareholder put their interest in OCIL to the Company for $30 million. The transaction was settled in the fourth quarter of 2010.

The following table discloses the changes in noncontrolling interests on Owens Corning stockholders’ equity and effects on net earnings attributable to Owens Corning (in millions):

	Twelve Months Ended Dec. 31,
	2010	2009
Net earnings attributable to Owens Corning	$933	$64
Increase (decrease) in Owens Corning additional paid in capital for OCIL shareholder amendment	3	(21)

Change from net earnings attributable to Owens Corning and change in noncontrolling interests	$936	$43

8.    INVESTMENTS IN AFFILIATES

At December 31, 2011 and 2010, the Company’s ownership percentage in affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, included:

	Dec. 31,
	2011	2010
Arabian Fiberglass Insulation Company, Ltd. (Saudi Arabia)	49%	49%
Fiberteq LLC (United States)	50%	50%
Neptco LLC (United States)	50%	50%

The following tables provide summarized financial information on a combined 100% basis for the Company’s affiliates accounted for under the equity method (in millions):

	Dec. 31,
	2011	2010
Current assets	$57	$54
Non-current assets	$71	$58
Current liabilities	$17	$13
Non-current liabilities	$19	$10

	Twelve Months Ended Dec. 31,
	2011	2010	2009
Net sales	$143	$131	$129
Gross margin	$14	$14	$13
Net earnings	$5	$7	$2

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    INVESTMENTS IN AFFILIATES (continued)

Dividends received from entities accounted for under the equity method were less than $1 million for the years ended 2011, 2010 and 2009. Undistributed earnings of affiliates were $1 million for the year ended December  31, 2011.

9.    ACQUISITIONS

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

Values of assets acquired and liabilities assumed at the date of the acquisitions include: $37 million in property, plant and equipment and other assets; $3 million in intangible assets; $6 million in working capital and $59 million in goodwill. The pro-forma effect of these acquisitions on revenues and earnings was not material to the twelve months ended December 31, 2011.

10.    DIVESTITURES

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.    LEASES

The Company leases certain equipment and facilities under operating leases expiring on various dates through 2026. Some of these leases include cost-escalation clauses. Such cost-escalation clauses are recognized on a straight-line basis over the lease term. Total rental expense was $74 million, $70 million and $71 million in the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, the minimum future rental commitments under non-cancelable operating leases with initial maturities greater than one year payable over the remaining lives of the leases are (in millions):

Period	Minimum Future Rental Commitments
2012	$49
2013	$38
2014	$30
2015	$18
2016	$12
2017 and beyond	$52

12.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in millions):

	Dec. 31,
	2011	2010
Accounts payable	$488	$474
Payroll and vacation pay	130	143
Payroll, property, and other taxes	104	121
Other employee benefits liabilities	43	74
Warranties (current portion)	17	15
Legal and audit fees	10	15
Accrued interest	8	7
Charges related to cost reduction actions	2	17
Other	74	76

Total	$876	$942

13.    WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

	Dec. 31,
	2011	2010
Beginning balance	$38	$39
Amounts accrued for current year	19	16
Settlements of warranty claims	(19)	(17)

Ending balance	$38	$38

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.    COST REDUCTION ACTIONS

2010 Cost Reduction Actions

As part of the Company’s continuing review of its manufacturing network, actions were taken during 2010 to further balance global capacity and respond to market conditions. No charges related to these actions were incurred during the twelve months ended December 31, 2011. During the twelve months ended December 31, 2010, the Company recorded $40 million in charges related to these cost reduction actions and related items; of which $29 million related to severance and are presented in charges related to cost reduction actions on the Consolidated Statements of Earnings and $11 million related to accelerated depreciation expense and are included in cost of sales on the Consolidated Statements of Earnings. Payments related to these activities will continue through 2012.

The following table summarizes the status of the unpaid liabilities from the Company’s 2010 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2010	Costs Incurred	Payments	Ending Balance Dec. 31, 2011	Cumulative Charges Incurred
Severance	$17	$—	$15	$2	$29

Total	$17	$—	$15	$2	$29

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

15.    DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	Dec. 31, 2011	Dec. 31, 2010
6.50% senior notes, net of discount, due 2016	$649	$649
7.00% senior notes, net of discount, due 2036	540	540
9.00% senior notes, net of discount, due 2019	346	345
Accounts receivable securitization facility, maturing in 2014	158	—
Senior revolving credit facility, maturing in 2016	136	12
Various capital leases, due through and beyond 2050	55	52
Various floating rate debt, maturing through 2027	3	11
Other fixed rate debt, with maturities up to 2022, at rates up to 11.0%	8	10
Fair value adjustment to debt	39	15

Total long-term debt	1,934	1,634
Less – current portion	4	5

Long-term debt, net of current portion	$1,930	$1,629

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of December 31, 2011.

In the fourth quarter of 2009, the Company entered into several interest rate swaps to manage its interest rate exposure by swapping $500 million of fixed rate to variable rate exposure designated against its 6.50% senior notes. In the fourth quarter of 2011, the Company terminated all existing interest rate swaps. The swaps were carried at fair value and recorded as other assets or liabilities, with a fair value adjustment to long-term debt on the Consolidated Balance Sheets. The fair value adjustment to debt will be amortized through 2016 as a reduction to interest expense in conjunction with the maturity date of the notes.

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

The available principal amount of $800 million on the Senior Revolving Credit Facility includes both borrowings and letters of credit. The Company amended the Senior Revolving Credit Facility in July 2011 to extend the maturity date to July 2016 and reduce the pricing. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate or LIBOR plus a spread.

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was well within compliance with these covenants as of December 31, 2011.

The Company had $42 million and $49 million of letters of credit outstanding under the Senior Revolving Credit Facility at December 31, 2011 and 2010, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    DEBT (continued)

Receivables Securitization Facility

Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivable Purchase Agreement (the “RPA”). Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. At December 31, 2011, the Company utilized the full amount permitted under the terms of the receivables securitization facility. The securitization facility was amended on December 16, 2011 to extend maturity to December 2014.

The receivables securitization facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was well within compliance with these covenants as of December 31, 2011.

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

Debt Maturities

The aggregate maturities for all long-term debt issues for each of the five years following December 31, 2011 and thereafter are presented in the table below (in millions). The maturities are stated at total cash the Company is contractually obligated to pay third parties and are not stated net of discount. The effects of the interest rate swap are not included in the table below.

Period	Maturities
2012	$4
2013	4
2014	162
2015	7
2016	791
2017 and beyond	942

Total	$1,910

Short-Term Debt

At December 31, 2011 and December 31, 2010, short-term borrowings were $28 million and $1 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 7.4% for December 31, 2011 and 2.5% for December 31, 2010.

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

The following tables provides a reconciliation of the change in the projected benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2011 and 2010 (in millions):

	Dec. 31, 2011			Dec. 31, 2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation

Benefit obligation at beginning of period	$1,050	$488	$1,538	$983	$468	$1,451
Service cost	9	5	14	9	5	14
Interest cost	53	25	78	55	23	78
Actuarial loss	81	18	99	85	14	99
Currency (gain) loss	—	(7)	(7)	—	2	2
Benefits paid	(87)	(21)	(108)	(81)	(19)	(100)
Settlements / Curtailments	(1)	(3)	(4)	—	—	—
Other	—	(2)	(2)	(1)	(5)	(6)

Benefit obligation at end of period	$1,105	$503	$1,608	$1,050	$488	$1,538

Change in Plan Assets

Fair value of assets at beginning of period	$767	$364	$1,131	$744	$334	$1,078
Actual return on plan assets	38	1	39	87	33	120
Currency gain (loss)	—	(5)	(5)	—	3	3
Company contributions	94	23	117	17	15	32
Benefits paid	(87)	(21)	(108)	(81)	(19)	(100)
Settlements	—	(2)	(2)	—	—	—
Other	—	—	—	—	(2)	(2)

Fair value of assets at end of period	$812	$360	$1,172	$767	$364	$1,131

Funded status	$(293)	$(143)	$(436)	$(283)	$(124)	$(407)

	Dec. 31, 2011			Dec. 31, 2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Amounts Recognized in the Consolidated Balance Sheets
Prepaid pension cost	$—	$4	$4	$—	$3	$3
Accrued pension cost – current	—	(5)	(5)	(19)	(13)	(32)
Accrued pension cost – non-current	(293)	(142)	(435)	(264)	(114)	(378)

Net amount recognized	$(293)	$(143)	$(436)	$(283)	$(124)	$(407)

Amounts Recorded in Accumulated OCI

Net actuarial loss	$(347)	$(82)	$(429)	$(252)	$(44)	$(296)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

The following table presents information about the projected benefit obligation, accumulated benefit obligation (“ABO”) and plan assets of the Company’s pension plans (in millions):

	Dec. 31, 2011			Dec. 31, 2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Plans with ABO in excess of fair value of plan assets:

Projected benefit obligation	$1,105	$500	$1,605	$1,050	$448	$1,498
Accumulated benefit obligation	$1,105	$442	$1,547	$1,050	$425	$1,475
Fair value of plan assets	$812	$354	$1,166	$767	$338	$1,105

Plans with fair value of assets in excess of ABO:

Projected benefit obligation	$—	$3	$3	$—	$40	$40
Accumulated benefit obligation	$—	$3	$3	$—	$18	$18
Fair value of plan assets	$—	$6	$6	$—	$26	$26

Total projected benefit obligation	$1,105	$503	$1,608	$1,050	$488	$1,538
Total accumulated benefit obligation	$1,105	$445	$1,550	$1,050	$443	$1,493
Total plan assets	$812	$360	$1,172	$767	$364	$1,131

Weighted-Average Assumptions Used to Determine Benefit Obligation

The following table presents weighted average assumptions used to determine benefit obligations at the measurement dates noted:

	Dec. 31,
	2011	2010
United States Plans
Discount rate	4.60%	5.30%
Expected return on plan assets	7.25%	7.75%

Non-United States Plans
Discount rate	4.65%	5.21%
Expected return on plan assets	7.23%	7.25%
Rate of compensation increase	3.75%	3.86%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

Components of Net Periodic Pension Cost

The following table presents the components of net periodic pension cost for the periods noted (in millions):

	Twelve Months Ended Dec. 31,
	2011	2010	2009
Service cost	$14	$14	$21
Interest cost	78	78	82
Expected return on plan assets	(91)	(87)	(88)
Amortization of actuarial loss	15	3	—
Curtailment/settlement (gain) loss	—	(1)	1

Net periodic benefit cost	$16	$7	$16

Weighted-Average Assumptions Used to Determine Net Periodic Pension Cost

The following table presents weighted-average assumptions used to determine net periodic pension costs for the periods noted:

	Twelve Months Ended Dec. 31,
	2011	2010	2009
United States Plans
Discount rate	5.30%	5.80%	6.85%
Expected return on plan assets	7.75%	8.00%	8.00%
Rate of compensation increase	N/A (a)	N/A (a)	5.23%

Non-United States Plans
Discount rate	5.21%	5.41%	6.36%
Expected return on plan assets	7.25%	7.25%	7.14%
Rate of compensation increase	3.86%	3.92%	3.84%

(a)	Not applicable due to changes in plan made on August 1, 2009 that were effective beginning January 1, 2010.

The expected return on plan assets assumption is derived by taking into consideration the target plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers. An asset return model is used to develop an expected range of returns on plan investments over a 20 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The result is then rounded down to the nearest 25 basis points.

Accumulated Other Comprehensive Earnings (Deficit)

For the year ended December 31, 2011, the Company recorded a debit of $99 million, net of tax, to OCI. Of the $(429) million balance in OCI, $29 million is expected to be recognized as net periodic pension cost during 2012. For the year ended December 31, 2010, the Company recorded a debit of $21 million, net of tax, to OCI.

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

Plan Assets

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall under United States pension plan assets at December 31, 2011 and 2010 (in millions):

	2011				2010
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Total
Equity
Domestic actively managed	$113	$—	$—	$113	$124	$—	$124
Domestic passive index	—	49	—	49	—	79	79
International actively managed	101	—	—	101	119	—	119
International passive index	—	16	—	16	—	18	18
Fixed income and cash equivalents
Cash and cash equivalents	15	—	—	15	12	—	12
Short-term debt	—	3	—	3	—	4	4
Corporate bonds	—	292	—	292	—	251	251
Government debt	—	101	—	101	—	81	81
Real estate investment trusts	23	—	—	23	32	—	32
Absolute return strategies	—	21	47	68	—	—	—
Real assets	—	31	—	31	—	47	47

Total United States plan assets	$252	$513	$47	$812	$287	$480	$767

The above asset allocations are in compliance with the United States pension plan’s current investment policy. Level 3 assets include global long/short, event driven, diversified arbitrage, distressed securities, and other multi-strategy hedge fund vehicles. Some securities in these assets are not readily marketable. The fair value of these level 3 assets are determined by a mark to market valuation based on price information, volatility statistics, credit data, liquidity statistics, various risk assessments and other factors.

A reconciliation of the beginning and ending balance of the plan assets measured at fair value using significant unobservable inputs (Level 3) is as follows:

Plan Assets Using Significant Unobservable Inputs (Level 3)
December 31, 2010	$—
Purchases, issuances, and settlements (net)	50
Unrealized losses	(3)
Interest and dividend income	—

December 31, 2011	$47

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall under non-United States pension plan assets at December 31, 2011, 2010 (in millions):

	2011			2010
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Equity
Domestic actively managed	$32	$—	$32	$41	$—	$41
Domestic passive index	—	98	98	—	23	23
International actively managed	46	—	46	70	—	70
International passive index	—	18	18	—	77	77
Fixed income and cash equivalents
Corporate bonds	—	166	166	—	153	153

Total non-United States plan assets	$78	$282	$360	$111	$253	$364

The above asset allocations are in compliance with the non-United States pension plan’s current investment policy. There were no assets valued using Level 3 inputs.

Investment Strategy

The current investment policy for the United States pension plan is to have 38% of assets invested in equities, 3% in real estate, 3% in real assets, and 50% in intermediate and long-term fixed income securities, and 6% in absolute return strategies. Assets are rebalanced periodically to conform to policy tolerances. The Company actively evaluates the reasonableness of its asset mix given changes in the projected benefit obligation and market dynamics.

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s pension plans (in millions):

Year	Estimated Benefit Payments
2012	$95
2013	$97
2014	$97
2015	$98
2016	$100
2017-2021	$497

Contributions

Owens Corning expects to contribute $53 million in cash to the United States pension plan during 2012 and another $21 million to non-United States plans. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

Defined Contribution Plans

The Company sponsors two defined contribution plans which are available to substantially all United States employees. The Company matches a percentage of employee contributions up to a maximum level and, beginning January 1, 2010, contributes 2% of an employee’s wages regardless of employee contributions. The Company recognized expense of $27 million, $30 million and $20 million during the years ended December 31, 2011, 2010 and 2009, respectively, related to these plans.

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

In the fourth quarter of 2011, the Company ratified certain plan amendments which reduced the projected benefit obligation at year end by approximately $30 million. The Company will implement an Employee Group Waiver Plan (EGWP) effective January 1, 2013 to manage its prescription drug benefits for certain retiree groups. The Company also negotiated with certain unionized employees to increase the eligibility age for retiree medical benefits and to eliminate the post-65 retiree reimbursement account benefit for employees retiring on or after January 1, 2014.

The following table provides a reconciliation of the change in the projected benefit obligation and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2011 and 2010 (in millions):

	Dec. 31, 2011			Dec. 31, 2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation

Benefit obligation at beginning of period	$279	$21	$300	$272	$25	$297
Service cost	3	—	3	3	—	3
Interest cost	13	1	14	14	1	15
Actuarial loss (gain)	(4)	2	(2)	10	(6)	4
Currency loss (gain)	—	(1)	(1)	—	1	1
Plan amendments	(30)	—	(30)	—	—	—
Benefits paid	(17)	(1)	(18)	(21)	(1)	(22)
Curtailment gain	—	(2)	(2)	—	—	—
Other	—	—	—	1	1	2

Benefit obligation at end of period	$244	$20	$264	$279	$21	$300

Funded status	$(244)	$(20)	$(264)	$(279)	$(21)	$(300)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          (continued)

	Dec. 31, 2011			Dec. 31, 2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Amounts Recognized in the Consolidated
Balance Sheets

Accrued benefit obligation – current	$(24)	$(1)	$(25)	$(24)	$(1)	$(25)
Accrued benefit obligation – non-current	(220)	(19)	(239)	(255)	(20)	(275)

Net amount recognized	$(244)	$(20)	$(264)	$(279)	$(21)	$(300)

Amounts Recorded in Accumulated OCI

Net actuarial gain	$24	$5	$29	$21	$8	$29
Net prior service credit	30	—	30	—	—	—

Net amount recognized	$54	$5	$59	$21	$8	$29

Weighted-Average Assumptions Used to Determine Benefit Obligations

The following table presents the discount rates used to determine the benefit obligations:

	Dec. 31,
	2011	2010
United States plans	4.35%	5.05%
Non-United States plans	4.10%	4.80%

Components of Net Periodic Postretirement Benefit Cost

The following table presents the components of net periodic postretirement benefit cost (in millions):

	Twelve Months Ended Dec. 31,
	2011	2010	2009
Service cost	$3	$3	$3
Interest cost	14	15	19
Amortization of actuarial gain	(1)	—	(2)
Curtailment gain	(2)	—	—

Net periodic postretirement benefit cost	$14	$18	$20

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

The following table presents the discount rates used to determine net periodic postretirement benefit cost:

	Twelve Months Ended Dec. 31,
	2011	2010	2009
United States plans	5.05%	5.60%	7.05%
Non-United States plans	4.80%	5.15%	7.20%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

         (continued)

The following table presents health care cost trend rates used to determine net periodic postretirement benefit cost, as well as information regarding the ultimate rate and the year in which their ultimate rate is reached:

	Twelve Months Ended Dec. 31,
	2011	2010	2009
United States plans
Initial rate at end of year	7.00%	7.00%	7.00%
Ultimate rate	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2021	2020	2019
Non-United States plans
Initial rate at end of year	6.80%	7.00%	9.00%
Ultimate rate	4.80%	4.80%	5.00%
Year in which ultimate rate is reached	2019	2019	2019

The health care cost trend rate assumption can have a significant effect on the amounts reported. To illustrate, a one-percentage point change in the December 31, 2011 assumed health care cost trend rate would have the following effects (in millions):

	1-Percentage Point
	Increase	Decrease
Increase (decrease) in total service cost and interest cost components of net periodic postretirement benefit cost	$1	$(1)
Increase (decrease) of accumulated postretirement benefit obligation	$10	$(9)

Accumulated Other Comprehensive Earnings (Deficit)

For the year ended December 31, 2011, the Company recorded a credit of $19 million, net of tax, to OCI. Approximately $6 million of the $59 million balance in accumulated OCI is expected to be recognized as net periodic postretirement benefit cost during 2012. For the year ended December 31, 2010, the Company recorded a debit of $15 million, net of tax, to OCI.

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s postretirement benefit plans (in millions):

Year	Estimated Benefit Payments Before Medicare Subsidy	Estimated Medicare Subsidy	Estimated Benefit Payments Net of Medicare Subsidy
2012	$25	$2	$23
2013	$22	$—	$22
2014	$22	$—	$22
2015	$22	$—	$22
2016	$21	$—	$21
2017-2021	$98	$—	$98

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS          (continued)

Postemployment Benefits

The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits liability at December 31, 2011 and 2010 was $28 million and $27 million, respectively. The net periodic postemployment benefit expense was $1 million, $1 million and $4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Litigation

The Company has nothing to report under this item.

Environmental Matters

We have been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2011, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2011, our reserve for such liabilities was $8 million.

Other Items

On December 17, 2010, the French tax authorities made a claim in the amount of approximately 123 million euros against a subsidiary the Company acquired as part of the 2007 Acquisition. The claim relates to transactions that occurred prior to the closing of the 2007 Acquisition. Pursuant to the purchase agreement governing the 2007 Acquisition, Saint-Gobain is required to indemnify Owens Corning and its subsidiaries for pre-closing tax claims and related damages, attorney fees and expenses. On assessment of the information available to the Company, including discussions with Saint-Gobain, the Company believes that it is likely that the claim will not be sustained during the appeal process; therefore, the Company has not recorded an accrual for the claim or a corresponding receivable with respect to the Company’s contractual indemnification rights. The Company does not expect this tax claim to have a material impact to its results.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    STOCK COMPENSATION

2010 Stock Plan

On April 22, 2010, the Company’s stockholders approved the Owens Corning 2010 Stock Plan (the “2010 Stock Plan”) which replaced the Owens Corning 2006 Stock Plan (the “2006 Stock Plan”), as amended and restated. The 2010 Stock Plan authorizes grants of stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. At December 31, 2011, the number of shares remaining available under the 2010 Stock Plan for all stock awards was 3.7 million.

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

During 2011, 412,200 stock options were granted with a weighted-average grant date fair value of $15.85. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 44.3%, expected dividends of 0%, expected term of 6.26 years and a risk-free interest rate of 2.6%.

During 2010, 515,200 stock options were granted with a weighted-average grant date fair value of $11.87. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 52.0%, expected dividends of 0%, expected term of 6.25 years and a risk-free interest rate of 2.8%.

During 2009, 922,500 stock options were granted with a weighted-average grant date fair value of $5.62. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 37.4%, expected dividends of 0%, expected term of 6.25 years, and a risk-free interest rate of 2.2%.

During the years ended December 31, 2011, 2010 and 2009, the Company recognized expense of $4 million, $3 million and $7 million respectively, related to the Company’s stock options, of which $6 million in 2009 was recorded under the caption of employee emergence equity program expense on the Consolidated Statements of Earnings. As of December 31, 2011 there was $8 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.58 years. The total aggregate intrinsic value of options outstanding as of December 31, 2011, 2010, and 2009 was $12 million, $19 million and $11 million, respectively. Cash received from option exercises was $10 million and $2 million for the years ended December 31, 2011 and 2010, respectively. No cash was received from option exercises in 2009. Tax benefits realized from tax deductions associated with option exercises totaled $1 million and less than $1 million for the years ended December 31, 2011 and 2010 respectively. No tax benefit was realized in 2009.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    STOCK COMPENSATION (continued)

The following table summarizes the Company’s stock option activity:

	Twelve Months Ended Dec. 31, 2011		Twelve Months Ended Dec. 31, 2010		Twelve Months Ended Dec. 31, 2009
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Beginning Balance	3,397,858	$25.06	3,002,470	$25.02	2,098,370	$29.90
Granted	412,200	33.98	515,200	25.63	922,500	13.81
Exercised	(374,738)	25.78	(84,050)	28.74	—	—
Forfeited	(141,775)	21.19	(35,762)	21.09	(18,400)	19.49

Ending Balance	3,293,545	$26.26	3,397,858	$25.06	3,002,470	$25.02

The following table summarizes information about the Company’s options outstanding and exercisable:

Options Outstanding				Options Exercisable
		Weighted-Average			Weighted-Average
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Exercise Price	Number Exercisable at Dec. 31, 2011	Remaining Contractual Life	Exercise Price
$7.57 - $34.94	3,293,545	6.26	$26.26	2,198,761	5.33	$27.07

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

During the years ended December 31, 2011, 2010 and 2009, the Company recognized expense of $13 million, $15 million and $32 million respectively, related to the Company’s restricted stock, of which $19 million in 2009 was recorded in employee emergence equity program expense on the Consolidated Statements of Earnings. As of December 31, 2011, there was $21 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.52 years. The total grant date fair value of shares vested during the years ended December 31, 2011, 2010 and 2009, was $9 million, $17 million and $88 million, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had restricted stock issued as of December 31, 2011, 2010 and 2009 and changes during the twelve months ended December 31, 2011, 2010 and 2009 are presented below:

	Twelve Months Ended Dec. 31, 2011		Twelve Months Ended Dec. 31, 2010		Twelve Months Ended Dec. 31, 2009
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Beginning Balance	1,987,705	$19.74	2,177,953	$17.35	4,025,937	$27.69
Granted	565,982	33.47	740,375	26.25	1,171,883	13.99
Vested	(476,650)	18.82	(873,490)	19.35	(2,909,460)	30.13
Forfeited	(135,295)	21.67	(57,133)	18.96	(110,407)	21.89

Ending Balance	1,941,742	$23.84	1,987,705	$19.74	2,177,953	$17.35

Performance Stock Awards and Performance Stock Units

The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its LTIP, of which 50 percent will be settled in stock and 50 percent will be settled in cash. The amount of PSUs ultimately distributed is contingent on meeting various stockholder return goals.

Compensation expense for PSUs settled in stock is measured based on the grant date fair value and is recognized on a straight-line basis over the vesting period. Compensation expense for PSUs settled in cash is measured based on the fair value at the end of each quarter and is recognized on a straight-line basis over the vesting period. Vesting will be pro-rated based on the number of full months employed during the performance period in the case of death, disability, change in control or involuntary termination, and pro-rated awards earned will be paid at the end of the three-year period.

For all PSUs, respectively, during the period ended December 31, 2011, 2010 and 2009, the Company recognized expense of $7 million, $13 million and $13 million. As of December 31, 2011, there was $8 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.68 years.

2011 Grant

During 2011, the Company granted PSUs. The 2011 grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the respective three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For the 2011 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended December 31, 2011, the Company estimated the fair value of the cash PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 40.6%, a risk free rate of 0.3% and an expected term of 2.26 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning December 31, 2011 to the end of the three-year performance period.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    STOCK COMPENSATION (continued)

For the 2011 grant, the fair value of the portion of PSUs settled in stock was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 57.2%, a risk free interest rate of 1.1% and an expected term of 2.9 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.

2010 Grant

During 2010, the Company granted PSUs. This grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the same three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For the 2010 grant, the portion of the PSUs settled in cash is revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended December 31, 2011, the Company estimated the fair value of the PSUs settled in cash using a Monte Carlo simulation that used various assumptions that include expected volatility of 39.5%, a risk-free interest rate of 0.2% and an expected term of 1.0 years, which is the remaining life of the grant. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning December 31, 2011 to the end of the three-year performance period.

For the 2010 grant, the fair value of the portion of PSUs settled in stock was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 58.8%, a risk-free interest rate of 1.4% and an expected term of 2.9 years, which was the remaining life of the grant. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.

2009 Grant

During 2009, the Company granted PSUs. This grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the same three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For the 2009 grant, the portion of the PSUs settled in cash is revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended December 31, 2011, the Company estimated the fair value of the PSUs settled in cash using an average of the Company’s closing stock price compared against the average stock price of our peers over the vesting period of the grant.

For the 2009 grant, the fair value of the portion of PSUs settled in stock was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 51.6%, a risk-free interest rate of 1.2% and an expected term of 2.9 years, which was the remaining life of the grant. Expected volatility was based on a benchmark study of our peers. The risk free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had PSUs, of which 50 percent will be settled in stock and 50 percent will be settled in cash, as of December 31, 2011, 2010 and 2009 and changes during the twelve months ended December 31, 2011, 2010 and 2009 are presented below:

	Twelve Months Ended Dec. 31, 2011		Twelve Months Ended Dec. 31, 2010		Twelve Months Ended Dec. 31, 2009
	Number of PSUs	Weighted- Average Grant Date Fair Value	Number of PSUs	Weighted- Average Grant Date Fair Value	Number of PSUs	Weighted- Average Grant Date Fair Value
Beginning Balance	754,603	$23.78	1,064,293	$18.63	1,020,915	$18.98
Granted	354,564	38.17	470,583	30.25	503,500	27.51
Vested	(526,608)	21.98	(739,115)	19.91	(234,240)	29.85
Forfeited/cancelled	(73,943)	25.98	(41,158)	34.06	(225,882)	28.37

Ending Balance	508,616	$35.36	754,603	$23.78	1,064,293	$18.63

20.    COMPREHENSIVE EARNINGS

The following table presents the comprehensive earnings attributable to Owens Corning (in millions):

	Twelve Months Ended Dec. 31,
	2011	2010	2009
Net earnings	$281	$940	$67
Currency translation adjustment	(39)	26	45
Pension and other postretirement adjustment (net of tax of $(22), $(35), and $12 for the periods ended December 31, 2011, 2010 and 2009, respectively	(80)	(36)	(64)
Deferred income (loss) on hedging (net of tax of $(1), $0, and $(1) for the periods ended December 31, 2011, 2010 and 2009, respectively)	(2)	2	18

Comprehensive earnings	160	932	66
Less: Comprehensive earnings attributable to noncontrolling interests	5	8	4

Comprehensive earnings attributable to Owens Corning	$155	$924	$62

A summary of the balances within each classification of accumulated OCI (deficit) as of December 31, 2011 and 2010 follows (in millions):

	Twelve Months Ended Dec. 31,
	2011	2010
Currency translation adjustment	$24	$63
Pension and other postretirement adjustment, net of tax	(337)	(257)
Deferred loss on hedging transactions, net of tax	(2)	—

Accumulated OCI (deficit)	$(315)	$(194)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.    WARRANTS

The Company issued 17.5 million Series A warrants (representing the right to purchases one share of the Company’s common stock for $43.00) and 7.8 million Series B warrants (representing the right to purchase one share of the Company’s common stock for $45.25) on October 31, 2006, all of which remain outstanding and exercisable as of December 31, 2011. Such warrants expire on October 31, 2013. The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants. Exercises will increase the amount of common stock outstanding and additional paid in capital.

The aggregate fair value of the warrants at October 31, 2006 of $143 million and $60 million for the Series A warrants and Series B warrants, respectively, was estimated using the Black-Scholes valuation method with the following weighted-average assumptions:.

	Warrants
	Series A	Series B
Expected annual dividends	1.5%	1.5%
Risk free interest rate	4.6%	4.6%
Expected term (in years)	7.0	7.0
Volatility	34.0%	34.0%

22.    EARNINGS PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 (in millions, except per share amounts):

	Twelve Months Ended Dec. 31,
	2011	2010	2009
Net earnings attributable to Owens Corning	$276	$933	$64

Weighted-average number of shares outstanding used for basic earnings per share	122.5	125.6	124.8
Non-vested restricted and performance shares	0.7	0.8	2.3
Options to purchase common stock	0.3	0.2	—

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	123.5	126.6	127.1

Earnings per common share attributable to Owens Corning common stockholders:
Basic	$2.25	$7.43	$0.51
Diluted	$2.23	$7.37	$0.50

Basic earnings per share is calculated by dividing earnings attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

On August 1, 2010, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program authorizes the Company to repurchase shares through open market,

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.    EARNINGS PER SHARE (continued)

privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. As of December 31, 2011, 3.7 million shares were available for repurchase under the Repurchase Program.

For the year ended December 31, 2011, the number of shares used in the calculation of diluted earnings per share did not include 0.8 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For the year ended December 31, 2010, the number of shares used in the calculation of diluted earnings per share did not include 0.2 million performance shares, 2.4 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2011 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$11	$11	$—	$—
Derivative assets	3	—	3	—

Total assets	$14	$11	$3	$—

Liabilities:

Derivative liabilities	$(6)	$—	$(6)	$—

Total liabilities	$(6)	$—	$(6)	$—

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

The following table provides a rollforward of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivatives
December 31, 2010	$(1)
Total gains included in net earnings attributable to Owens Corning	1

December 31, 2011	$—

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $47 million as of December 31, 2011 and are included in other non-current assets on the Consolidated Balance Sheets.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of December 31, 2011, the Company’s 6.50% senior notes due 2016 were trading at approximately 109% of par value, the 7.00% senior notes due 2036 were trading at approximately 104% of par value and the 9.00% senior notes due 2019 were trading at approximately 121% of par value.

At December 31, 2011, the Company determined that the book value of the remaining long-term debt instruments approximates market value. This approach, which utilized indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $360 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.    INCOME TAXES

	Twelve Months Ended Dec. 31,
	2011	2010	2009
Earnings before taxes:
United States	$202	$2	$113
Foreign	151	94	(32)

Total	$353	$96	$81

Income tax expense (benefit):
Current
United States	$(14)	$49	$8
State and local	2	—	(1)
Foreign	28	27	4

Total current	16	76	11

Deferred
United States	61	(881)	(6)
State and local	7	(55)	—
Foreign	(10)	20	9

Total deferred	58	(916)	3

Total income tax expense (benefit)	$74	$(840)	$14

The reconciliation between the United States federal statutory rate and the Company’s effective income tax rate from continuing operations is:

	Twelve Months Ended Dec. 31,
	2011	2010	2009
United States federal statutory rate	35%	35%	35%
State and local income taxes, net of federal tax benefit	2	2	6
Foreign tax rate differential	(10)	(30)	(4)
Valuation allowance	2	(944)	(21)
Uncertain tax positions and settlements	(3)	53	5
Goodwill	—	11	—
Other, net	(5)	(2)	(4)

Effective tax rate	21%	(875)%	17%

As of December 31, 2011, the Company has not provided for withholding or United States federal income taxes on approximately $1.254 billion of accumulated undistributed earnings of its foreign subsidiaries and affiliates as they are considered by management to be either permanently reinvested or, if such earnings were remitted, the taxes payable on such remittance would not be material. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.

At December 31, 2011, the Company had federal, state and foreign net operating loss carryforwards of $2.268 billion, $3.286 billion and $633 million, respectively. If not utilized, the federal and state net operating loss

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.    INCOME TAXES (continued)

carryforwards will expire through 2028 while the foreign net operating loss carryforwards will begin to expire in 2012, with the majority having no expiration date. Certain of these loss carryforwards are subject to limitation as a result of the changes of control that resulted from the Company’s emergence from bankruptcy in 2006 and the acquisition of certain foreign entities in 2007. However, the Company believes that these limitations on its loss carryforwards will not result in a forfeiture of any of the carryforwards.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows (in millions):

	2011		2010
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Other employee benefits	$166	$—	$177	$—
Pension plans	136	—	140	—
Operating loss carryforwards	1,040	—	1,000	—
Depreciation	—	376	—	379
Amortization	—	380	—	391
State and local taxes	4	—	4	—
Other	155	—	167	—

Subtotal	1,501	756	1,488	770
Valuation allowances	(187)	—	(174)	—

Total deferred taxes	$1,314	$756	$1,314	$770

The Company had current deferred tax assets of $71 million and $90 million which are included in other current assets in the Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively.

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

The valuation allowance of $187 million and $174 million as of December 31, 2011 and 2010, respectively, related to tax assets for certain state and foreign jurisdictions.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.    INCOME TAXES (continued)

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2008 or state and foreign examinations for years before 2001. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $15 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Twelve Months Ended Dec. 31,
	2011	2010	2009
Balance at beginning of period	$210	$167	$95
Tax positions related to the current year
Gross additions	8	64	6
Gross reductions	—	(18)	—
Tax positions related to prior years
Gross additions	6	88	87
Gross reductions	(46)	(64)	(6)
Settlements	(7)	(24)	—
Lapses on statutes of limitations	(1)	(3)	(15)

Balance at end of period	$170	$210	$167

The Company classifies all interest and penalties as income tax expense. As of December 31, 2011, 2010 and 2009, the Company recognized $13 million, $20 million and $19 million respectively, in liabilities for tax related interest and penalties on its Consolidated Balance Sheets and $(15) million, $0 million and $2 million, respectively, of interest and penalty expense on its Consolidated Statements of Earnings. If these unrecognized tax benefits were to be recognized as of December 31, 2011, the Company’s income tax expense would decrease by about $144 million.

25.    ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board issued authoritative guidance on the presentation of comprehensive income requiring companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the Consolidated Statements of Stockholders’ Equity. There are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The amendments in this update are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes there will be no material impact on its Consolidated Financial Statements.

In September 2011, the Financial Accounting Standards Board issued updated guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, thus, whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to early

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25.    ACCOUNTING PRONOUNCEMENTS (continued)

adopt this guidance for impairment testing effective for the fiscal year ended December 31, 2011. The adoption of this authoritative guidance had no impact on the Consolidated Financial Statements.

26.    QUARTERLY FINANCIAL INFORMATION (unaudited)

Select quarterly financial information is presented in the tables below for the quarterly periods of 2011 and 2010, respectively (in millions, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2011
Net sales	$1,238	$1,451	$1,450	$1,196
Cost of sales	1,036	1,172	1,133	966

Gross margin	202	279	317	230
Earnings before interest and taxes	61	135	177	88
Interest expense, net	25	28	28	27
Income tax expense	11	29	23	11
Net earnings attributable to Owens Corning	24	78	124	50

BASIC EARNINGS PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$0.19	$0.63	$1.02	$0.41

DILUTED EARNINGS PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$0.19	$0.62	$1.01	$0.41

During the three months ended March 31, 2011, the Company recorded additional pre-tax income of $4 million ($4 million after tax) related to prior periods. The effect was not material to previously issued financial statements.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.    QUARTERLY FINANCIAL INFORMATION (unaudited) (continued)

During the three months and six months ended June 30, 2010 the Company recorded additional pre-tax expense of $4 million ($5 million after tax) and pre-tax income of $2 million ($2 million after tax), respectively related to prior periods. The effect was not material to previously issued financial statements.

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

The Company discovered that $105 million and $109 million of interest payments on parent loans were not appropriately classified between the Parent and the Guarantor Subsidiaries within the 2010 and 2009 Condensed Consolidating Statements of Cash Flows, respectively. The misclassification impacted previously reported Parent and Guarantor Subsidiaries net cash flow from operations and net cash flow from financing activities. In addition, the Company discovered that $265 million of pension liabilities and related deferred tax assets of $101 million were not appropriately classified between the Parent and Guarantor Subsidiaries within the 2010 Condensed Consolidating Balance Sheet. This item also resulted in insignificant revisions to the 2010 and 2009 Condensed Consolidating Statements of Income. The effect of correcting these classifications was not material to the 2010 and 2009 consolidating financial information, and related amounts presented for 2010 and 2009 have been revised. The Company will revise its 2011 quarterly consolidating financial information when filed in comparison to the 2012 quarterly information.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,641	$2,018	$(324)	$5,335
COST OF SALES	(23)	3,015	1,639	(324)	4,307

Gross margin	23	626	379	—	1,028
OPERATING EXPENSES
Marketing and administrative expenses	67	314	144	—	525
Science and technology expenses	—	61	16	—	77
Other expenses	(88)	15	38	—	(35)

Total operating expenses	(21)	390	198	—	567

EARNINGS BEFORE INTEREST AND TAXES	44	236	181	—	461
Interest expense (income), net	105	(3)	6	—	108

EARNINGS (LOSS) BEFORE TAXES	(61)	239	175	—	353
Income tax expense (benefit)	(23)	77	20	—	74

EARNINGS BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES AND AFFILIATES	(38)	162	155	—	279
Equity in net earnings of subsidiaries	314	154	—	(468)	—
Equity in net earnings (loss) of affiliates	—	(2)	4	—	2

NET EARNINGS	276	314	159	(468)	281
Less: Net earnings attributable to noncontrolling interest	—	—	5	—	5

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$276	$314	$154	$(468)	$276

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,388	$1,953	$(344)	$4,997
COST OF SALES	(19)	2,815	1,589	(344)	4,041

Gross margin	19	573	364	—	956
OPERATING EXPENSES
Marketing and administrative expenses	43	332	141	—	516
Science and technology expenses	—	63	13	—	76
Charges related to cost reduction actions	—	2	27	—	29
Other (income) expenses	(59)	132	56	—	129

Total operating expenses	(16)	529	237	—	750

EARNINGS BEFORE INTEREST AND TAXES	35	44	127	—	206
Interest expense (income), net	116	(7)	1	—	110

EARNINGS (LOSS) BEFORE TAXES	(81)	51	126	—	96
Income tax expense (benefit)	(59)	(831)	50	—	(840)

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES AND AFFILIATES	(22)	882	76	—	936
Equity in net earnings of subsidiaries	950	67	—	(1,017)	—
Equity in net earnings (loss) of affiliates	5	1	(2)	—	4

NET EARNINGS	933	950	74	(1,017)	940
Less: Net earnings attributable to noncontrolling interest	—	—	7	—	7

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$933	$950	$67	$(1,017)	$933

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,386	$1,674	$(257)	$4,803
COST OF SALES	(13)	2,765	1,459	(257)	3,954

Gross margin	13	621	215	—	849
OPERATING EXPENSES
Marketing and administrative expenses	88	295	139	—	522
Science and technology expenses	—	48	13	—	61
Charges related to cost reduction actions	1	16	17	—	34
Employee emergence equity program expense	—	23	6	—	29
Other expense	(140)	80	71	—	11

Total operating expenses	(51)	462	246	—	657

EARNINGS (LOSS) BEFORE INTEREST AND TAXES	64	159	(31)	—	192
Interest expense (income), net	112	(5)	4	—	111

EARNINGS (LOSS) BEFORE TAXES	(48)	164	(35)	—	81
Income tax expense	—	1	13	—	14

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES AND AFFILIATES	(48)	163	(48)	—	67
Equity in net earnings (loss) of subsidiaries	112	(48)	—	(64)	—
Equity in net earnings (loss) of affiliates	—	(3)	3	—	—

NETS EARNINGS (LOSS)	64	112	(45)	(64)	67
Less: Net earnings attributable to noncontrolling interest	—	—	3	—	3

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$64	$112	$(48)	$(64)	$64

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$—	$52	$—	$52
Receivables, net	—	—	730	(120)	610
Due from affiliates	529	2,369	—	(2,898)	—
Inventories	—	447	348	—	795
Other current assets	1	75	103	—	179

Total current assets	530	2,891	1,233	(3,018)	1,636
Investment in subsidiaries	6,587	2,374	533	(9,494)	—
Due from affiliates	—	63	997	(1,060)	—
Property, plant and equipment, net	384	1,278	1,242	—	2,904
Goodwill	—	1,069	75	—	1,144
Intangible assets	—	959	352	(238)	1,073
Deferred income taxes	71	448	19	—	538
Other non-current assets	60	72	100	—	232

TOTAL ASSETS	$7,632	$9,154	$4,551	$(13,810)	$7,527

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21	$553	$422	$(120)	$876
Due to affiliates	1,676	25	1,197	(2,898)	—
Short-term debt	8	—	20	—	28
Long-term debt – current portion	—	1	3	—	4

Total current liabilities	1,705	579	1,642	(3,018)	908
Long-term debt, net of current portion	1,709	29	192	—	1,930
Due to affiliates	—	997	63	(1,060)	—
Pension plan liability	293	—	142	—	435
Other employee benefits liability	—	247	20	—	267
Deferred income taxes	—	—	51	—	51
Other liabilities	224	182	27	(238)	195
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Common stock	1	—	—	—	1
Additional paid in capital	3,907	6,357	1,889	(8,246)	3,907
Accumulated earnings (deficit)	470	763	485	(1,248)	470
Accumulated other comprehensive deficit	(315)	—	—	—	(315)
Cost of common stock in treasury	(362)	—	—	—	(362)

Total Owens Corning stockholders’ equity	3,701	7,120	2,374	(9,494)	3,701
Noncontrolling interest	—	—	40	—	40

Total equity	3,701	7,120	2,414	(9,494)	3,741

TOTAL LIABILITIES AND EQUITY	$7,632	$9,154	$4,551	$(13,810)	$7,527

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3	$—	$49	$—	$52
Receivables, net	1	229	316	—	546
Due from affiliates	788	1,934	285	(3,007)	—
Inventories	—	369	251	—	620
Assets held for sale – current	—	—	16	—	16
Other current assets	1	83	90	—	174

Total current assets	793	2,615	1,007	(3,007)	1,408
Investment in subsidiaries	6,088	2,230	440	(8,758)	—
Due from affiliates	—	40	924	(964)	—
Property, plant and equipment, net	462	1,145	1,147	—	2,754
Goodwill	—	1,068	20	—	1,088
Intangible assets	—	980	488	(378)	1,090
Deferred income taxes	73	434	22	—	529
Assets held for sale – non-current	—	—	26	—	26
Other non-current assets	71	79	113	—	263

TOTAL ASSETS	$7,487	$8,591	$4,187	$(13,107)	$7,158

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$47	$407	$488	$—	$942
Due to affiliates	1,611	283	1,113	(3,007)	—
Short-term debt	—	—	1	—	1
Long-term debt – current portion	—	1	4	—	5
Liabilities held for sale – current	—	—	7	—	7

Total current liabilities	1,658	691	1,613	(3,007)	955
Long-term debt, net of current portion	1,560	32	37	—	1,629
Due to affiliates	—	924	40	(964)	—
Pension plan liability	265	—	113	—	378
Other employee benefits liability	—	277	21	—	298
Deferred income taxes	—	—	75	—	75
Other liabilities	356	139	20	(378)	137
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Common stock	1	—	—	—	1
Additional paid in capital	3,876	6,080	1,895	(7,975)	3,876
Retained earnings (accumulated deficit)	194	448	335	(783)	194
Accumulated other comprehensive deficit	(194)	—	—	—	(194)
Cost of common stock in treasury	(229)	—	—	—	(229)

Total Owens Corning stockholders’ equity	3,648	6,528	2,230	(8,758)	3,648
Noncontrolling interest	—	—	38	—	38

Total equity	3,648	6,528	2,268	(8,758)	3,686

TOTAL LIABILITIES AND EQUITY	$7,487	$8,591	$4,187	$(13,107)	$7,158

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(70)	$236	$123	$—	$289

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(7)	(222)	(213)	—	(442)
Investment in subsidiaries and affiliates	—	(84)	—	—	(84)
Proceeds from the sale of assets or affiliates	—	3	78	—	81

Net cash flow used for investing activities	(7)	(303)	(135)	—	(445)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	1,547	—	—	—	1,547
Payments on senior revolving credit facility	(1,423)	—	—	—	(1,423)
Proceeds from long-term debt	—	—	164	—	164
Payments on long-term debt	—	—	(10)	—	(10)
Net decrease in short-term debt	8	—	18	—	26
Purchases of treasury stock	(138)	—	—	—	(138)
Other	8	—	—	—	8
Other intercompany loans	72	67	(139)	—	—

Net cash flow provided by financing activities	74	67	33	—	174

Effect of exchange rate changes on cash	—	—	(18)	—	(18)

Net increase (decrease) in cash and cash equivalents	(3)	—	3	—	—
Cash and cash equivalents at beginning of period	3	—	49	—	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$52	$—	$52

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(105)	$370	$223	$—	$488

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	—	(139)	(175)	—	(314)
Proceeds from the sale of assets or affiliates	45	—	20	—	65

Net cash flow provided by (used for) investing activities	45	(139)	(155)	—	(249)

NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	631	—	—	—	631
Payments on senior revolving credit facility	(619)	—	—	—	(619)
Proceeds from long-term debt	—	—	5	—	5
Payments on long-term debt	(600)	—	(9)	—	(609)
Investment in subsidiaries and affiliates	—	—	(30)	—	(30)
Net decrease in short-term debt	—	—	(10)	—	(10)
Purchases of treasury stock	(120)	—	—	—	(120)
Other	2	—	—	—	2
Parent loans and advances	231	(231)	—	—	—

Net cash flow used for financing activities	(475)	(231)	(44)	—	(750)

Effect of exchange rate changes on cash	—	—	(1)	—	(1)

Net increase (decrease) in cash and cash equivalents	(535)	—	23	—	(512)
Cash and cash equivalents at beginning of period	538	—	26	—	564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3	$—	$49	$—	$52

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(109)	$579	$71	$—	$541

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	(4)	(134)	(105)	—	(243)
Proceeds from the sale of assets or affiliates	3	6	30	—	39

Net cash flow provided by (used for) investing activities	(1)	(128)	(75)	—	(204)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	160	—	100	—	260
Payments on senior revolving credit facility	(480)	—	(106)	—	(586)
Proceeds from long-term debt	345	—	5	—	350
Payments on long-term debt	—	(2)	(13)	—	(15)
Net decrease in short-term debt	—	—	(20)	—	(20)
Purchases of noncontrolling interest	—	—	(3)	—	(3)
Purchase of treasury stock	(3)	—	—	—	(3)
Parent loans and advances	463	(463)	—	—	—

Net cash flow provided by (used for) financing activities	485	(465)	(37)	—	(17)

Effect of exchange rate changes on cash	—	—	8	—	8

Net increase (decrease) in cash and cash equivalents	375	(14)	(33)	—	328
Cash and cash equivalents at beginning of period	163	14	59	—	236

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$538	$—	$26	$—	$564

OWENS CORNING AND SUBSIDIARIES

INDEX TO CONDENSED FINANCIAL STATEMENT SCHEDULE

Number	Description	Page
II	Valuation and Qualifying Accounts and Reserves – for the years ended December 31, 2011, 2010 and 2009	105

OWENS CORNING AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Acquisitions and Divestitures	Balance at End of Period
FOR THE YEAR ENDED DECEMBER 31, 2011
Allowance for doubtful accounts	$19	$3	$—	$(7	)(a)	$—	$15
Tax valuation allowance	$174	$7	$—	$6		$—	$187
FOR THE YEAR ENDED DECEMBER 31, 2010
Allowance for doubtful accounts	$23	$1	$—	$(4	)(a)	$(1)	$19
Tax valuation allowance	$1,112	$(906)	$(32)	$—		$—	$174
FOR THE YEAR ENDED DECEMBER 31, 2009
Allowance for doubtful accounts	$21	$4	$—	$(2	)(a)	$—	$23
Tax valuation allowance	$1,110	$(16)	$18	$—		$—	$1,112

(a)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.1	Indenture, dated as of October 31, 2006, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.2	First Supplemental Indenture, dated as of April 13, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 13, 2007).

4.3	Second Supplemental Indenture, dated as of December 12, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Owens Corning’s Annual Report on Form 10-K for the year ended December 31, 2007).

4.4	Third Supplemental Indenture, dated as of April 24, 2008, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended June 30, 2008).

4.5	Series A Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.6	Series B Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.4 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.7	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006 (incorporated by reference to Exhibit 4.2 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.8	Indenture, dated as of June 2, 2009, between Owens Corning, certain of Owens Corning’s subsidiaries and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Registration Statement on Form S-3 (File No. 333-159689), filed June 3, 2009).

4.9	Supplemental Indenture, dated June 8, 2009, between Owens Corning, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 8, 2009).

4.10	Form of 9.000% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 8, 2009).

4.11	Fourth Supplemental Indenture, dated as of May 26, 2010, by and among Owens Corning, certain subsidiaries, and Wells Fargo Bank, National Association, as successor Trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 28, 2010).

4.12	Second Supplemental Indenture, dated as of May 26, 2010, by and among Owens Corning, certain subsidiaries, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 28, 2010).

10.1	Credit Agreement, dated as of May 26, 2010, by and among Owens Corning, certain of its subsidiaries, the lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 28, 2010).

10.2	First amendment to Credit Agreement, dated as of March 24, 2011 (filed herewith).

10.3	Second amendment to Credit Agreement, dated as of July 27, 2011 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), Filed July 29, 2011).

10.4	Amended and Restated Receivables Purchase Agreement dated as of December 16, 2011 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed December 19, 2011).

10.5	Purchase and Sale Agreement dated as of March 31, 2011 between Owens Corning Sales, LLC and Owens Corning Receivables LLC (incorporated by reference to Exhibit 10.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 5, 2011).

10.6	Performance Guaranty dated as of March 31, 2011 (incorporated by reference to Exhibit 10.3 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 5, 2011).

10.7	Key Management Severance Agreement with Charles E. Dana (incorporated by reference to Exhibit 10.18 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.8	Agreement with Charles E. Dana (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Annual Report on Form 10-K (File No. 1-3660) for the year ended December 31, 2003).*

10.9	Key Management Severance Agreement with Duncan Palmer (incorporated by reference to Exhibit 10.22 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).*

10.10	Offer Letter from Owens Corning to Duncan Palmer, dated as of August 15, 2007 (incorporated by reference to Exhibit 10.3 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended September 30, 2007).*

10.11	Amended and restated Key Management Severance Agreement with Michael H. Thaman (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Annual Report on Form 10-K (File No. 1-3660) for the year ended December 31, 2005).*

10.12	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.13	Owens Corning Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2003).*

10.14	Owens Corning Executive Supplemental Benefit Plan, 2009 Restatement (incorporated by reference to Exhibit 10.28 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.15	Corporate Incentive Plan Terms Applicable to Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1999).*

10.16	Owens Corning Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.30 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.17	Corporate Incentive Plan Terms Applicable to Key Employees Other Than Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1999).*

10.18	Owens Corning Deferred Compensation Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.5 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2007).*

10.19	First Amendment to the Owens Corning Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.33 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.21	Owens Corning 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 23, 2010).*

10.22	Key Management Severance Agreement with David L. Johns (incorporated by reference to Exhibit 10.20 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

14.1	Ethics Policy for Chief Executive and Senior Financial Officers (filed herewith).

21.1	Subsidiaries of Owens Corning (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Taxonomy Extension Schema

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Form 10-K.

Owens Corning agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of Owens Corning where the total amount of securities authorized under each issue does not exceed ten percent of the total assets of Owens Corning and its subsidiaries on a consolidated basis.