Form 10-Q
period 2012-03-31
Owens Corning
filed 2012-04-25
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes ☐            No ☑

As of April 13, 2012, 121,646,792 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(unaudited)

(in millions, except per share amounts)

	Three Months Ended Mar. 31,
	2012	2011
NET SALES	$1,346	$1,238
COST OF SALES	1,160	1,036

Gross margin	186	202
OPERATING EXPENSES
Marketing and administrative expenses	137	135
Science and technology expenses	19	19
Charges related to cost reduction actions	34	-
Other (income) expenses	8	(13)

Total operating expenses	198	141

EARNINGS (LOSS) BEFORE INTEREST AND TAXES	(12)	61
Interest expense, net	28	25

EARNINGS (LOSS) BEFORE TAXES	(40)	36
Less: Income tax expense	5	11
Equity in net earnings of affiliates	-	-

NET EARNINGS (LOSS)	(45)	25
Less: Net earnings attributable to noncontrolling interests	1	1

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(46)	$24

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$(0.38)	$0.19
Diluted	$(0.38)	$0.19
WEIGHTED-AVERAGE COMMON SHARES
Basic	121.1	123.8
Diluted	121.1	125.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

(unaudited)

(in millions)

	Three Months Ended Mar. 31,
	2012	2011
NET EARNINGS (LOSS)	$(45)	$25
Currency translation adjustment	24	37
Pension and other postretirement adjustment (net of tax of $0 and $0 for the periods ended March 31, 2012 and 2011, respectively)	(1)	-
Deferred income (loss) on hedging (net of tax of $0, and $0 for the periods ended March 31, 2012 and 2011, respectively)	(2)	3

COMPREHENSIVE EARNINGS (LOSS)	(24)	65
Less: Comprehensive earnings attributable to noncontrolling interests	1	-

COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(25)	$65

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	Mar. 31, 2012	Dec. 31, 2011
CURRENT ASSETS
Cash and cash equivalents	$58	$52
Receivables, less allowances of $18 at Mar. 31, 2012 and $15 at Dec. 31, 2011	889	610
Inventories	800	795
Other current assets	188	179

Total current assets	1,935	1,636
Property, plant and equipment, net	2,922	2,904
Goodwill	1,144	1,144
Intangible assets	1,066	1,073
Deferred income taxes	529	538
Other non-current assets	237	232

TOTAL ASSETS	$7,833	$7,527

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$937	$876
Short-term debt	22	28
Long-term debt – current portion	4	4

Total current liabilities	963	908
Long-term debt, net of current portion	2,202	1,930
Pension plan liability	430	435
Other employee benefits liability	264	267
Deferred income taxes	53	51
Other liabilities	198	195
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,917	3,907
Accumulated earnings	424	470
Accumulated other comprehensive deficit	(294)	(315)
Cost of common stock in treasury (c)	(367)	(362)

Total Owens Corning stockholders’ equity	3,681	3,701
Noncontrolling interests	42	40

Total equity	3,723	3,741

TOTAL LIABILITIES AND EQUITY	$7,833	$7,527

(a)	10 shares authorized; none issued or outstanding at Mar. 31, 2012 and Dec. 31, 2011
(b)	400 shares authorized; 135.3 issued and 121.6 outstanding at Mar. 31, 2012; 134.4 issued and 120.9 outstanding at Dec. 31, 2011
(c)	13.7 shares at Mar. 31, 2012 and 13.5 shares at Dec. 31, 2011

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended Mar. 31,
	2012	2011
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings (loss)	$(45)	$25
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	89	80
Gain on sale of businesses and fixed assets	(1)	(6)
Deferred income taxes	6	(4)
Provision for pension and other employee benefits liabilities	11	8
Stock-based compensation expense	7	5
Other non-cash	(4)	(7)
Change in working capital	(232)	(239)
Pension fund contribution	(18)	(78)
Payments for other employee benefits liabilities	(6)	(7)
Other	-	10

Net cash flow used for operating activities	(193)	(213)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(72)	(91)
Proceeds from the sale of assets or affiliates	4	12

Net cash flow used for investing activities	(68)	(79)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	626	432
Payments on senior revolving credit and receivables securitization facilities	(352)	(133)
Payments on long-term debt	(2)	(1)
Net increase (decrease) in short-term debt	(6)	4
Purchases of treasury stock	(5)	(10)
Other	5	8

Net cash flow provided by financing activities	266	300

Effect of exchange rate changes on cash	1	1

Net increase in cash and cash equivalents	6	9
Cash and cash equivalents at beginning of period	52	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58	$61

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	GENERAL

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.

The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2011 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s 2011 annual report on Form 10-K. During the three months ended March 31, 2012, the Company recorded additional net pre-tax expense of $4 million ($3 million after-tax expense) related to prior periods. The effect was not material to the current or any previously issued financial statements. Certain reclassifications have been made to the periods presented for 2011 to conform to the classifications used in the periods presented for 2012.

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

	Three Months Ended Mar. 31,
	2012	2011
Reportable Segments
Composites	$476	$492
Building Materials	919	786

Total reportable segments	1,395	1,278
Corporate eliminations	(49)	(40)

NET SALES	$1,346	$1,238

External Customer Sales by Geographic Region
United States	$945	$800
Europe	146	164
Asia Pacific	148	153
Other	107	121

NET SALES	$1,346	$1,238

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

The following table summarizes EBIT by segment (in millions):

	Three Months Ended Mar. 31,
	2012	2011
Reportable Segments
Composites	$23	$48
Building Materials	49	30

Total reportable segments	$72	$78

Corporate, Other and Eliminations
Charges related to cost reduction actions and related items	$(55)	$-
General corporate expense and other	(29)	(17)

EBIT	$(12)	$61

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

3.	INVENTORIES

Inventories consist of the following (in millions):

	Mar. 31, 2012	Dec. 31, 2011
Finished goods	$574	$597
Materials and supplies	226	198

Total inventories	$800	$795

4.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to, among other risks, the impact of changes in commodity prices, foreign currency exchange rates, and interest rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks, and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks, and does not enter into such transactions for trading purposes.

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate non-performance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2012 and December 31, 2011, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	Mar. 31, 2012	Dec. 31, 2011
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas	Other current assets	$1	$1
Amount of gain recognized in OCI (effective portion)	OCI	$1	$1

Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas	Accounts payable and accrued liabilities	$6	$4
Amount of loss recognized in OCI (effective portion)	OCI	$6	$4

Derivative assets not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1	$2

Derivative liabilities not designated as hedging instruments:
Natural gas	Accounts payable and accrued liabilities	$-	$1

Foreign exchange contracts	Accounts payable and accrued liabilities	$-	$1

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (Loss) (in millions):

		Three Months Ended Mar. 31,
	Location	2012	2011
Derivative activity designated as hedging instruments:
Natural gas:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$2	$1

Interest rate swaps:
Amount of gain recognized in earnings (ineffective portion)	Interest expense, net	$-	$(2)

Derivative activity not designated as hedging instruments:
Natural gas:
Amount of gain recognized in earnings	Other expenses	$(1)	$(1)

Energy supply contract:
Amount of gain recognized in earnings	Other expenses	$-	$(1)

Foreign currency exchange contract:
Amount of gain recognized in earnings	Other expenses	$(1)	$-

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to natural gas price. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in cost of sales on the Consolidated Statements of Earnings (Loss) for commodity hedges, when the hedged item impacts earnings. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in other within operating activities on the Consolidated Statement of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in other (income) expenses on the Consolidated Statements of Earnings (Loss).

The Company currently has natural gas derivatives designated as hedging instruments that mature within 15 months. The Company’s policy is to hedge up to 75% of its total forecasted natural gas exposures for the next two months, up to 50% of its total forecasted natural gas exposures for the following four months, and lesser amounts for the remaining periods. Based on market conditions, approved variation from the standard policy may occur. The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged.

As of March 31, 2012, $5 million of losses included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred losses include the recognition of the hedged item through earnings.

Fair Value Hedges

The Company manages its interest rate exposure by balancing the mixture of its fixed and variable rate instruments through interest rate swaps. The swaps are carried at fair value and recorded as other assets or liabilities, with the offset to long-term debt on the Consolidated Balance Sheets. Changes in the fair value of these swaps and that of the related debt are recorded in interest expense, net on the Consolidated Statements of Earnings (Loss). In the fourth quarter of 2011, the Company terminated all existing interest rate swaps.

Other Derivatives

The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in other (income) expenses on the Consolidated Statements of Earnings (Loss).

As a result of first quarter 2009 capacity curtailments taken at certain facilities, the normal purchase scope exception was no longer met for one of the Company’s energy supply contracts. The contract was required to be marked to market each quarter through its termination date of January 31, 2012.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

Mar. 31, 2012	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$169	$(50)	$119
Technology	20	203	(57)	146
Franchise and other agreements	15	36	(12)	24
Indefinite-lived intangible assets:
Trademarks		777	-	777

Total intangible assets		$1,185	$(119)	$1,066

Goodwill		$1,144

Dec. 31, 2011	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$170	$(48)	$122
Technology	20	204	(54)	150
Franchise and other agreements	15	36	(12)	24
Indefinite-lived intangible assets:
Trademarks		777	-	777

Total intangible assets		$1,187	$(114)	$1,073

Goodwill		$1,144

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $21 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.

Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first quarter of 2012.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	Mar. 31, 2012	Dec. 31, 2011
Land	$223	$221
Buildings and leasehold improvements	736	727
Machinery and equipment	2,985	2,932
Construction in progress	305	268

	4,249	4,148
Accumulated depreciation	(1,327)	(1,244)

Property, plant and equipment, net	$2,922	$2,904

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 20% of total machinery and equipment as of March 31, 2012 and December 31, 2011. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

7.	DIVESTITURES

On May 18, 2011, the Company sold its Composites glass reinforcements facility in Capivari, Brazil to Chongqing Polycomp International Company (“CPIC”), an unrelated third party. At closing, the Company received $55 million in cash and an additional $6 million was placed into an escrow to satisfy any potential adjustments or claims. The sale resulted in a $16 million gain that was recorded in other (income) expenses on the Consolidated Statement of Earnings (Loss) in the second quarter of 2011.

8.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Three Months Ended Mar. 31, 2012
Beginning balance	$38
Amounts accrued for current year	5
Settlements of warranty claims	(5)

Ending balance	$38

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.	COST REDUCTION ACTIONS

2012 Cost Reduction Actions

As a result of evaluating market conditions, we took actions to improve the competitive position of our global manufacturing network by closing certain facilities in Europe along with other actions that align with our objectives in the region. In conjunction with these actions, the Company recorded $55 million in charges related to cost reduction actions and related items for the three months ended March 31, 2012; of which, $34 million is related to severance and is included in charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss). The $21 million in other related charges relates primarily to accelerated depreciation and is included in cost of sales on the Consolidated Statements of Earnings (Loss). Cash payments related to these activities will continue through 2015. The Company will continue to evaluate its global network to ensure it has the appropriate capacity to respond to future anticipated demand around the world.

Composites

In the first quarter of 2012, the Company’s actions resulted in $50 million in charges, comprised of $32 million in severance costs and $18 million of other charges. The $18 million in other charges consists of $17 million in accelerated depreciation and $1 million in other related charges. The Company anticipates incurring approximately $80 million in additional charges throughout 2012 and into 2013 related to these actions, of which $7 million will be presented as charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss).

Building Materials

In the first quarter of 2012, the Company’s actions resulted in $5 million in charges, comprised of $2 million in severance costs and $3 million of other charges.

The following table summarizes the status of the unpaid liabilities from the Company’s 2012 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2011	Costs Incurred	Payments	Ending Balance Mar. 31, 2012	Cumulative Charges Incurred
Severance	$-	$34	$-	$34	$34

Total	$-	$34	$-	$34	$34

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	Mar. 31, 2012	Dec. 31, 2011
6.50% senior notes, net of discount, due 2016	$649	$649
7.00% senior notes, net of discount, due 2036	540	540
9.00% senior notes, net of discount, due 2019	346	346
Accounts receivable securitization facility, maturing in 2014	177	158
Senior revolving credit facility, maturing in 2016	391	136
Various capital leases, due through and beyond 2050	55	55
Various floating rate debt, maturing through 2027	3	3
Other fixed rate debt, with maturities up to 2022, at rates up to 11.0%	8	8
Fair value adjustment to debt	37	39

Total long-term debt	2,206	1,934
Less – current portion	4	4

Long-term debt, net of current portion	$2,202	$1,930

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2012.

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

The available principal amount of $800 million on the Senior Revolving Credit Facility includes both borrowings and letters of credit. The Company amended the Senior Revolving Credit Facility in July 2011 to extend the maturity to July 2016 and reduce the pricing. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate or LIBOR plus a spread.

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was well within compliance with these covenants as of March 31, 2012.

The Company had $12 million and $42 million of letters of credit outstanding under the Senior Revolving Credit Facility at March 31, 2012 and December 31, 2011, respectively.

Receivables Securitization Facility

Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivable Purchase Agreement (the “RPA”). Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. At March 31, 2012, the Company utilized the full amount permitted under the terms of the receivables securitization facility. The securitization facility was amended in the fourth quarter of 2011 to extend maturity to December 2014. The Company had $34 million of letters of credit outstanding under the receivables securitization facility at March 31, 2012. There were no letters of credit outstanding under the receivables securitization facility at December 31, 2011.

The receivables securitization facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was well within compliance with these covenants as of March 31, 2012.

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

Short-Term Debt

At March 31, 2012 and December 31, 2011, short-term borrowings were $22 million and $28 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 6.2% for March 31, 2012 and 7.4% for December 31, 2011.

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

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended Mar. 31, 2012			Three Months Ended Mar. 31, 2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$3	$2	$5	$2	$1	$3
Interest cost	12	6	18	13	6	19
Expected return on plan assets	(15)	(7)	(22)	(16)	(7)	(23)
Amortization of actuarial loss	6	1	7	3	1	4

Net periodic pension cost	$6	$2	$8	$2	$1	$3

The Company expects to contribute approximately $53 million in cash to the United States Pension Plans and another $21 million to non-United States plans during 2012. The Company made cash contributions of approximately $18 million to the plans during the three months ended March 31, 2012.

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

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended Mar. 31,
	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$1	$1
Interest cost	3	4
Amortization of prior service cost	(1)	-

Net periodic benefit cost	$3	$5

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	CONTINGENT LIABILITIES AND OTHER MATTERS

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

Environmental Matters

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At March 31, 2012, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites, we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2012, our estimated liability for such items was $8 million.

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

2010 Stock Plan

On April 22, 2010, the Company’s stockholders approved the Owens Corning 2010 Stock Plan (the “2010 Stock Plan”) which replaced the Owens Corning 2006 Stock Plan (the “2006 Stock Plan”), as amended and restated. The 2010 Stock Plan authorizes grants of stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. At March 31, 2012, the number of shares remaining available under the 2010 Stock Plan for all stock awards was 2.6 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	STOCK COMPENSATION (continued)

Stock Options

The Company has granted stock options under its stockholder approved stock plans. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years. The volatility assumption was based on a benchmark study of our peers.

During the three months ended March 31, 2012, 409,700 stock options were granted with a weighted-average grant date fair value of $15.27. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 45.8%, expected dividends of 0%, expected term of 6.26 years and a risk-free interest rate of 1.1%.

During each three month period ended March 31, 2012 and 2011, the Company recognized expense of $1 million, related to the Company’s stock options. As of March 31, 2012, there was $12 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 3.05 years. The total aggregate intrinsic value of options outstanding as of March 31, 2012 and 2011 was $31 million and $35 million.

The following table summarizes the Company’s stock option activity for the three months ended Mar. 31, 2012:

	Three Months Ended Mar. 31, 2012
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	3,293,545	$26.26
Granted	409,700	33.73
Exercised	(163,650)	24.56
Forfeited	(25,300)	28.51

Ending Balance	3,514,295	$27.19

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at Mar. 31, 2012	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price

$7.57- $34.94	3,514,295	6.48	$27.19	2,428,403	5.50	$26.44

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	STOCK COMPENSATION (continued)

Restricted Stock Awards and Restricted Stock Units

The Company has granted restricted stock awards and restricted stock units (collectively referred to as “restricted stock”) under its stockholder approved stock plans. Compensation expense for restricted stock is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the four year vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2015.

During the three months ended March 31, 2012 and 2011, the Company recognized expense of $4 million and $3 million, respectively related to the Company’s restricted stock. As of March 31, 2012, there was $33 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 3.14 years. The total fair value of shares vested during the three months ended March 31, 2012 and 2011 was $10 million and $8 million, respectively.

A summary of the status of the Company’s plans that had restricted stock issued as of March 31, 2012 and changes during the three months ended March 31, 2012 are presented below. The weighted-average grant-date fair value of the restricted stock granted during the three months ended March 31, 2011 was $34.03.

	Three Months Ended Mar. 31, 2012
	Number of Shares	Weighted- Average Grant- Date Fair Value
Beginning Balance	1,941,742	$23.84
Granted	567,321	33.63
Vested	(460,557)	21.93
Forfeited	(40,820)	28.07

Ending Balance	2,007,686	$26.96

Performance Stock Awards and Performance Stock Units

The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its long-term incentive plan, of which 50 percent will be settled in stock and 50 percent will be settled in cash. The amount of the PSUs ultimately distributed is contingent on meeting various company or stockholder return goals.

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

In the first three months of 2012, the Company granted PSUs. The 2012 grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the respective

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	STOCK COMPENSATION (continued)

three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For all PSUs, respectively, during the three months ended March 31, 2012 and 2011, the Company recognized expense of $8 million and $7 million. As of March 31, 2012, there was $19 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.17 years.

2012 Grant

For the 2012 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the three month period ended March 31, 2012, the Company estimated the fair value of the PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 39.9%, a risk free rate of 0.5% and an expected term of 2.76 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning March 31, 2012 to the end of the three-year performance period.

For the 2012 grant, the fair value of the portion of PSUs settled in stock was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 48.2%, a risk free interest rate of 0.3% and an expected term of 2.91 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.

A summary of the status of the Company’s plans that had issued PSUs as of March 31, 2012, and changes during the three months ended March 31, 2012 are presented below:

	Three Months Ended Mar. 31, 2012
	Number of PSUs	Weighted- Average Grant- Date Fair Value
Beginning Balance	508,616	$42.24
Granted	256,400	47.97
Vested	-	-
Forfeited	(20,426)	41.96

Ending Balance	744,590	$44.22

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	EARNINGS (LOSS) PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Three Months Ended Mar. 31,
	2012	2011
Net earnings (loss) attributable to Owens Corning	$(46)	$24

Weighted-average number of shares outstanding used for basic earnings per share	121.1	123.8
Non-vested restricted and performance shares	-	1.0
Options to purchase common stock	-	0.5

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	121.1	125.3

Earnings (loss) per common share attributable to Owens Corning common stockholders:

Basic	$(0.38)	$0.19
Diluted	$(0.38)	$0.19

Basic earnings (loss) per share is calculated by dividing earnings (loss) attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

On April 19, 2012, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The 2012 Repurchase Program is in addition to the share buy-back program announced August 4, 2010, under which approximately 3.7 million shares remain available for repurchase (the “2010 Repurchase Program” and collectively with the 2012 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion.

For the three months ended March 31, 2012, the number of shares used in the calculation of diluted loss per share did not include 0.7 million non-vested restricted shares, 0.6 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For the three months ended March 31, 2011, the number of shares used in the calculation of diluted earnings per share did not include 0.4 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of March 31, 2012 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9	$9	$-	$-
Derivative assets	2	-	2	-

Total assets	$11	$9	$2	$-

Liabilities:
Derivative liabilities	$(6)	$-	$(6)	$-

Total liabilities	$(6)	$-	$(6)	$-

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

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $47 million as of March 31, 2012.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	FAIR VALUE MEASUREMENT (continued)

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of March 31, 2012, the Company’s 6.50% senior notes due 2016 were trading at approximately 108% of par value, the 7.00% senior notes due 2036 were trading at approximately 107% of par value and the 9.00% senior notes due 2019 were trading at approximately 123% of par value.

At March 31, 2012, the Company determined that the book value of the remaining long-term debt instruments approximates market value. This approach, using level 1 inputs and utilizing indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $635 million.

16.	INCOME TAXES

Income tax expense for the three months ended March 31, 2012 was $5 million. The Company’s effective tax rate was negative 13 percent. The difference between the first quarter effective tax rate and the statutory rate of 35 percent is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position in the first quarter 2012.

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

17.	SUBSEQUENT EVENTS

On April 19, 2012, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The 2012 Repurchase Program is in addition to the share buy-back program announced August 4, 2010, under which approximately 3.7 million shares remain available for repurchase (the “2010 Repurchase Program” and collectively with the 2012 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at the Company’s discretion. During the three months ended March 31, 2012, no repurchases were made under the 2010 Repurchase Program.

18.	ACCOUNTING PRONOUNCEMENTS

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	ACCOUNTING PRONOUNCEMENTS (continued)

are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company elected to present the new requirement in two separate but consecutive statements. The new requirement had no material impact on the Consolidated Financial Statements.

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

Guarantor and Nonguarantor Financial Statements

The Senior Notes and the Senior Revolving Credit Facility are guaranteed, fully, unconditionally and jointly and severally, by each of Owens Corning’s current and future 100% owned material domestic subsidiaries that is a borrower or a guarantor under Owens Corning’s Credit Agreement, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Revolving Credit Facility (collectively, the “Nonguarantor Subsidiaries”)

During the fourth quarter of 2011, the Company discovered certain items were not appropriately classified between the Parent and the Guarantor Subsidiaries within the Condensed Consolidating Financial Statements. The effect of correcting these classifications was not material to the consolidating financial information. The Company has revised its 2011 quarterly consolidating information for comparison with 2012.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$962	$468	$(84)	$1,346
COST OF SALES	2	820	422	(84)	1,160

Gross margin	(2)	142	46	-	186
OPERATING EXPENSES
Marketing and administrative expenses	34	68	35	-	137
Science and technology expenses	-	15	4	-	19
Charges related to cost reduction actions	-	-	34	-	34
Other expenses, net	(8)	8	8	-	8

Total operating expenses	26	91	81	-	198

EARNINGS (LOSS) BEFORE INTEREST AND TAXES	(28)	51	(35)	-	(12)
Interest expense, net	25	-	3	-	28

EARNINGS (LOSS) BEFORE TAXES	(53)	51	(38)	-	(40)
Less: Income tax expense (benefit)	(19)	12	12	-	5
Equity in net earnings (loss) of subsidiaries	(12)	(51)	-	63	-
Equity in net earnings (loss) of affiliates	-	-	-	-	-

NET EARNINGS (LOSS)	(46)	(12)	(50)	63	(45)
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(46)	$(12)	$(51)	$63	$(46)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

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

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS (LOSS)	$(46)	$(12)	$(50)	$63	$(45)
Currency translation adjustment	24	-	-	-	24
Pension and other postretirement adjustment (net of tax)	(1)	-	-	-	(1)
Deferred income (loss) on hedging (net of tax)	(2)	-	-	-	(2)

COMPREHENSIVE EARNINGS (LOSS)	(25)	(12)	(50)	63	(24)
Less: Comprehensive earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(25)	$(12)	$(51)	$63	$(25)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$24	$26	$38	$(63)	$25
Currency translation adjustment	37	-	-	-	37
Pension and postretirement adjustment (net of tax)	-	-	-	-	-
Deferred income (loss) on hedging (net of tax)	3	-	-	-	3

COMPREHENSIVE EARNINGS	64	26	38	(63)	65
Less: Comprehensive earnings attributable to noncontrolling interest	-	-	-	-	-

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$64	$26	$38	$(63)	$65

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2012

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$1	$4	$53	$-	$58
Receivables, net	-	47	842	-	889
Due from affiliates	-	2,269	-	(2,269)	-
Inventories	-	431	369	-	800
Other current assets	-	79	109	-	188

Total current assets	1	2,830	1,373	(2,269)	1,935
Investment in subsidiaries and loans	6,734	2,540	533	(9,807)	-
Due from affiliates	-	65	1,037	(1,102)	-
Property, plant and equipment, net	385	1,280	1,257	-	2,922
Goodwill	-	1,068	76	-	1,144
Intangible assets	-	954	340	(228)	1,066
Deferred income taxes	90	418	21	-	529
Other non-current assets	60	70	107	-	237

TOTAL ASSETS	$7,270	$9,225	$4,744	$(13,406)	$7,833

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$37	$462	$438	$-	$937
Due to affiliates	1,086	-	1,183	(2,269)	-
Short-term debt	-	-	22	-	22
Long-term debt – current portion	-	1	3	-	4

Total current liabilities	1,123	463	1,646	(2,269)	963
Long-term debt, net of current portion	1,963	29	210	-	2,202
Due to affiliates	-	1,037	65	(1,102)	-
Pension plan liability	289	-	141	-	430
Other employee benefits liability	-	244	20	-	264
Deferred income taxes	-	-	53	-	53
Other liabilities	214	185	27	(228)	198
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Common stock	1	-	-	-	1
Additional paid in capital	3,917	6,517	2,106	(8,623)	3,917
Accumulated earnings (deficit)	424	750	434	(1,184)	424
Accumulated other comprehensive deficit	(294)	-	-	-	(294)
Cost of common stock in treasury	(367)	-	-	-	(367)

Total Owens Corning stockholders’ equity	3,681	7,267	2,540	(9,807)	3,681
Noncontrolling interest	-	-	42	-	42

Total equity	3,681	7,267	2,582	(9,807)	3,723

TOTAL LIABILITIES AND EQUITY	$7,270	$9,225	$4,744	$(13,406)	$7,833

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$-	$-	$52	$-	$52
Receivables, net	-	-	730	(120)	610
Due from affiliates	529	2,369	-	(2,898)	-
Inventories	-	447	348	-	795
Other current assets	1	75	103	-	179

Total current assets	530	2,891	1,233	(3,018)	1,636
Investment in subsidiaries	6,587	2,374	533	(9,494)	-
Due from affiliates	-	63	997	(1,060)	-
Property, plant and equipment, net	384	1,278	1,242	-	2,904
Goodwill	-	1,069	75	-	1,144
Intangible assets	-	959	352	(238)	1,073
Deferred income taxes	71	448	19	-	538
Other non-current assets	60	72	100	-	232

TOTAL ASSETS	$7,632	$9,154	$4,551	$(13,810)	$7,527

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21	$553	$422	$(120)	$876
Due to affiliates	1,676	25	1,197	(2,898)	-
Short-term debt	8	-	20	-	28
Long-term debt – current portion	-	1	3	-	4

Total current liabilities	1,705	579	1,642	(3,018)	908
Long-term debt, net of current portion	1,709	29	192	-	1,930
Due to affiliates	-	997	63	(1,060)	-
Pension plan liability	293	-	142	-	435
Other employee benefits liability	-	247	20	-	267
Deferred income taxes	-	-	51	-	51
Other liabilities	224	182	27	(238)	195
OWENS CORNING STOCKHOLDERS’ EQUITY
Common stock	1	-	-	-	1
Additional paid in capital	3,907	6,357	1,889	(8,246)	3,907
Accumulated earnings (deficit)	470	763	485	(1,248)	470
Accumulated other comprehensive deficit	(315)	-	-	-	(315)
Cost of common stock in treasury	(362)	-	-	-	(362)

Total Owens Corning stockholders’ equity	3,701	7,120	2,374	(9,494)	3,701
Noncontrolling interest	-	-	40	-	40

Total equity	3,701	7,120	2,414	(9,494)	3,741

TOTAL LIABILITIES AND EQUITY	$7,632	$9,154	$4,551	$(13,810)	$7,527

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(2)	$(217)	$26	$-	$(193)
NET CASH FLOW (USED FOR) PROVIDED BY INVESTING ACTIVITIES
Additions to plant and equipment	(4)	(37)	(31)	-	(72)
Proceeds from the sale of assets or affiliates	-	-	4	-	4

Net cash flow (used for) provided by investing activities	(4)	(37)	(27)	-	(68)

NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	558	-	68	-	626
Payments on senior revolving credit and receivables securitization facilities	(303)	-	(49)	-	(352)
Payments on long-term debt	(1)	-	(1)	-	(2)
Net decrease in short-term debt	(8)	-	2	-	(6)
Purchases of treasury stock	(5)	-	-	-	(5)
Parent loans and advances	(239)	258	(19)	-	-
Other	5	-	-	-	5

Net cash flow (used for) provided by financing activities	7	258	1	-	266

Effect of exchange rate changes on cash	-	-	1	-	1

Net increase (decrease) in cash and cash equivalents	1	4	1	-	6
Cash and cash equivalents at beginning of period	-	-	52	-	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1	$4	$53	$-	$58

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$1	$(211)	$(3)	$-	$(213)
NET CASH FLOW (USED FOR) PROVIDED BY INVESTING ACTIVITIES
Additions to plant and equipment	-	(45)	(46)	-	(91)
Proceeds from the sale of assets or affiliates	-	-	12	-	12

Net cash flow (used for) provided by investing activities	-	(45)	(34)	-	(79)

NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	432	-	-	-	432
Payments on senior revolving credit facility	(133)	-	-	-	(133)
Payments on long-term debt	-	-	(1)	-	(1)
Net decrease in short-term debt	-	-	4	-	4
Purchase of treasury stock	(10)	-	-	-	(10)
Parent loans and advances	(256)	256	-	-	-
Other	8	-	-	-	8

Net cash flow (used for) provided by financing activities	41	256	3	.	300

Effect of exchange rate changes on cash	-	-	1	-	1

Net increase (decrease) in cash and cash equivalents	42	-	(33)	-	9
Cash and cash equivalents at beginning of period	3	-	49	-	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45	$-	$16	$-	$61

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We reported a $12 million loss before interest and taxes for the first quarter 2012. We generated $43 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the first quarter 2012. Our Building Materials segment delivered growth in earnings before interest and taxes (“EBIT’) of $19 million whereas EBIT in our Composites segment declined by $25 million compared to the same period in 2011. We initiated our previously announced European restructuring actions during the quarter, which we project will result in approximately $130 million in total charges in 2012 and 2013. These actions resulted in $55 million of charges during the first quarter. See below for further information regarding adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning.

In our Composites segment, EBIT in the first quarter 2012 was $23 million compared to $48 million in the same period of 2011. Higher sales volumes were more than offset by inflation and slightly lower selling prices during the quarter.

In our Building Materials segment, our Roofing business delivered EBIT of $83 million, up about eight percent on higher sales volumes in combination with favorable mix. Our Insulation business narrowed EBIT losses by $13 million compared to the same period in 2011 based on higher sales volumes supported by improved lagged United States housing starts.

We maintain a strong balance sheet with ample liquidity. We have access to an $800 million senior revolving credit facility with a July 2016 maturity date and a $250 million receivables securitization facility with a December 2014 maturity date. We have no other significant debt maturities before 2016.

Due to the normal seasonality of our business, we typically have negative cash flow from operations in the first half of the year. During the first quarter 2012, we used $193 million in cash flow from operating activities compared to a use of $213 million in the first quarter 2011. This improvement was primarily from lower contributions to our pension plans.

RECENT DEVELOPMENTS

On April 19, 2012, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The 2012 Repurchase Program is in addition to the share buy-back program announced August 4, 2010, under which approximately 3.7 million shares remain available for repurchase (the “2010 Repurchase Program” and collectively with the 2012 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through open market, privately negotiated, or other transactions. The timing and actual number of shares of common stock repurchased will depend on market conditions and other factors and will be at the Company’s discretion. During the three months ended March 31, 2012, no repurchases were made under the Repurchase Programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended Mar. 31,
	2012	2011
Net sales	$1,346	$1,238
Gross margin	$186	$202
% of net sales	14%	16%
Charges related to cost reduction actions	$34	$-
Earnings (loss) before interest and taxes	$(12)	$61
Interest expense, net	$28	$25
Income tax expense	$5	$11
Net earnings (loss) attributable to Owens Corning	$(46)	$24

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

Net sales were $108 million higher in the first quarter 2012 compared to the same period in 2011 mainly due to higher sales volumes in our Building Materials segment, in both our Roofing and Insulation businesses. Net sales in our Composites business were lower due primarily to the unfavorable impact of translating sales denominated in foreign currencies and the impact of the May 2011 divestiture of our glass reinforcements facility in Capivari, Brazil.

GROSS MARGIN

Gross margin as a percentage of sales was lower in the first quarter 2012 as compared to the first quarter 2011 due primarily to a $21 million charge resulting from our European restructuring actions, which is reflected in cost of sales. In addition, also contributing to the change was a decrease in gross margin in our Composites segment. In our Building Materials segment, gross margin was relatively flat compared to the same period in 2011.

CHARGES RELATED TO COST REDUCTION ACTIONS

During the first quarter of 2012, we took actions to improve the competitive position of our global manufacturing network through the closure or optimization of certain facilities in Europe resulting in a $34 million charge. There were no charges taken in 2011 as a result of cost reduction actions.

EARNINGS (LOSS) BEFORE INTEREST AND TAXES

In addition to the items noted above, general corporate expense and other increased $12 million in the first quarter 2012 compared to the same period in 2011 due primarily to higher incentive compensation, non-service pension costs and the impact of foreign currency activity on a quarter-over-quarter basis. In addition, gains from the sale of precious metals in the first quarter of 2011 impacted the comparability of EBIT results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST EXPENSE, NET

Interest expense in the first quarter 2012 was higher than in the first quarter 2011 due primarily to higher borrowing levels.

INCOME TAX EXPENSE

The effective tax rate for the three months ended March 31, 2012 was negative 13 percent. We estimate that the effective tax rate on adjusted earnings for the full year 2012 will be about 25 percent. The difference between the effective tax rate of 25 percent and the statutory rate of 35 percent is primarily attributable to lower foreign tax rates and various tax planning initiatives.

Adjusted Earnings (Loss) Before Interest and Taxes (“Adjusted EBIT”)

Adjusted EBIT excludes certain items that management does not allocate to our segment results because it believes they are not a result of the Company’s current operations. Adjusted EBIT is used internally by the Company for various purposes, including reporting results of operations to the Board of Directors of the Company, analysis of performance and related employee compensation measures. Although management believes that these adjustments result in a measure that provides a useful representation of our operational performance, the adjusted measure should not be considered in isolation or as a substitute for net earnings (loss) attributable to Owens Corning as prepared in accordance with accounting principles generally accepted in the United States.

Adjusting items are shown in the table below (in millions):

	Three Months Ended March 31,
	2012	2011
Charges related to cost reduction actions and related items	$(55)	$-

Total adjusting items	$(55)	$-

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended March 31,
	2012	2011
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(46)	$24
Less: Net earnings attributable to noncontrolling interests	1	1

NET EARNINGS (LOSS)	(45)	25
Income tax expense	5	11

EARNINGS (LOSS) BEFORE TAXES	(40)	36
Interest expense, net	28	25

EARNINGS (LOSS) BEFORE INTEREST AND TAXES	(12)	61
Less: adjusting items from above	(55)	-

ADJUSTED EBIT	$43	$61

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended Mar. 31,
	2012	2011
Net sales	$476	$492
% change from prior year	-3%	6%
EBIT	$23	$48
EBIT as a % of net sales	5%	10%
Depreciation and amortization expense	$30	$34

NET SALES

Net sales in our Composites business decreased $16 million for the three months ended March 31, 2012 compared to the same period in 2011. Net sales were unfavorably impacted by about $25 million as a result of translating sales denominated in foreign currencies and lower net sales due to the May 2011 divestiture of our glass reinforcements facility in Capivari, Brazil. Partially offsetting these drivers were higher sales volumes which more than offset the impact of slightly lower selling prices during the quarter. Growth in sales volumes was supported by increased industrial production and global glass reinforcements demand in the first quarter of 2012.

EBIT

EBIT in our Composites business decreased $25 million during the three months ended March 31, 2012 compared to the same period in 2011. About two-thirds of the decline in EBIT was driven equally by inflation costs and lower selling prices. In addition, the benefit from the resolution of an acquisition liability in the first quarter of 2011 unfavorably impacted comparability of EBIT on a quarter over quarter basis.

OUTLOOK

Global glass reinforcements market demand has grown on average with global industrial production and we believe this relationship will continue. In 2011, global glass reinforcements market demand grew less than the historical average of five percent driven by weaknesses in European industrial production. Based on the outlook for global industrial production, we expect the market will continue to grow in 2012 although again at a rate below the five percent historical average. As previously announced, we took actions in the first quarter of 2012 to close or optimize certain facilities in Europe and other actions that align with our objectives in the region to improve our competiveness. We anticipate incurring charges of approximately $130 million related to these actions in 2012 and 2013, approximately one-half of which will be cash charges. For the first quarter 2012, we recognized $50 million in charges associated with these actions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our previously announced capacity expansions in Russia and Mexico will be completed and operational during 2012. These low-cost facilities will contribute to our global network as we enter 2013.

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense (in millions) for the Building Materials segment and our businesses within this segment (in millions):

	Three Months Ended Mar. 31,
	2012	2011
Net sales
Insulation	$331	$290
Roofing	588	496

Total Building Materials	$919	$786
% change from prior year	17%	-7%

EBIT
Insulation	$(34)	$(47)
Roofing	83	77

Total Building Materials	$49	$30
EBIT as a % of net sales	5%	4%

Depreciation and amortization expense
Insulation	$25	$29
Roofing	9	10

Total Building Materials	$34	$39

NET SALES

Net sales in our Building Materials segment were $133 million higher in the first quarter 2012 compared to the same period in 2011. This increase was primarily related to higher sales volumes within both our Roofing and Insulation businesses.

In our Roofing business, net sales were $92 million higher for the three months ended March 31, 2012 compared to the same period in 2011 due primarily to higher sales volumes. In addition, favorable mix contributed to the increase in net sales. The increase in sales volumes was the result of higher shingle demand supported by seasonal increases in customer inventories and carryover of 2011 storm demand. Selling prices remained relatively stable on a quarter over quarter basis.

In our Insulation business, net sales were $41 million higher for the three months ended March 31, 2012 compared to the same period in 2011. Sales volumes were higher, partially offset by unfavorable mix. Our experience shows that our residential insulation demand lags United States housing starts by approximately three months. Lagged United States housing starts were up about 25 percent on a quarter-over-quarter basis.

EBIT

EBIT for our Building Materials segment was $19 million higher in the first quarter 2012 compared to the same period in 2011. This increase was related primarily to higher sales volumes in our Insulation businesses and favorable mix in our Roofing business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In our Roofing business, EBIT was $6 million higher for the three months ended March 31, 2012 compared to the same period in 2011. Higher sales volumes were more than offset by raw material inflation, primarily asphalt. The increase in EBIT was driven by favorable mix.

In our Insulation business, we narrowed EBIT losses by $13 million for the three months ended March 31, 2012 compared to the same period in 2011. Higher sales volumes were the primary driver of the improvement in EBIT. Favorable manufacturing productivity offset the impact of mix.

OUTLOOK

While the recent information on United States housing starts has been positive, the timing and pace of recovery of the United States housing market remain uncertain.

In our Roofing business, we expect the factors that have driven margins in recent years will continue to deliver profitability. Uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

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

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended Mar. 31,
	2012	2011
Charges related to cost reduction actions and related items	$(55)	$-
General corporate expense and other	(29)	(17)

EBIT	$(84)	$(17)

Depreciation and amortization	$25	$7

EBIT

In Corporate, Other and Eliminations, EBIT losses for the three months ended March 31, 2012 were $67 million higher compared to the same period in 2011. In 2012, we recorded a $55 million charge related to cost reduction actions and related items to improve our competitive position in Europe.

For the first quarter 2012, general corporate expense and other increased $12 million compared to the same period in 2011. Incentive compensation expense and non-service pension costs represented about half of the increase. In the first quarter 2011, we recognized gains from the sale of precious metal used in production tooling and foreign currency gains which unfavorably impacted comparability in the first quarter 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Depreciation and amortization for the first quarter 2012 was $25 million compared to $7 million for the same period in 2011. The increase was due primarily to recognition of accelerated depreciation related to our European restructuring plan initiated during the first quarter of 2012.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We have an $800 million senior revolving credit facility and a $250 million receivables securitization facility, which serve as our primary sources of liquidity. Our senior revolving credit facility matures in July 2016 and our receivables securitization facility matures in December 2014. We have no other significant debt maturities before 2016. As of March 31, 2012, the receivables securitization facility was fully utilized and we had $397 million available on the senior revolving credit facility. As of March 31, 2012, we had $ 2.2 billion of total debt and cash-on-hand of $58 million.

We expect our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our senior revolving credit facility, will provide ample liquidity to allow us to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations and reducing outstanding amounts under the senior credit facility and the securitization facility. We have outstanding share repurchase authorizations and will evaluate and consider repurchasing shares of our common stock as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity or generate proceeds.

We are closely monitoring the economic environment for the potential impact of changes in the operating conditions of our customers on our operating results. To date, changes in the operating conditions of our customers have not had a material adverse impact on our operating results; however, it is possible that we could experience material losses in the future if economic conditions worsen.

The credit agreement applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of this type. The senior revolving credit facility and the securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were well within compliance with these covenants as of March 31, 2012.

Cash Flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended Mar. 31,
	2012	2011
Cash balance	$58	$61
Cash used for operating activities	$(193)	$(213)
Cash used for investing activities	$(68)	$(79)
Cash provided by financing activities	$266	$300
Unused committed credit lines	$397	$489

Operating activities: For the first quarter 2012, we used $193 million of cash from operations compared to $213 million in the same period in 2011. Our pension contributions were $60 million lower than in the first quarter 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing activities: The decrease in cash flow used for investing activities in the three months ended March 31, 2012 of $11 million compared to the first three months in 2011 was the result of fewer additions to plant and equipment.

Financing activities: Cash provided by financing activities was $34 million lower for the three months ended March 31, 2012 compared to the first three months of 2011 due primarily to our cash needs for working capital and investing activities.

2012 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2012 are expected to be about $350 million, higher than depreciation and amortization. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of March 31, 2012, our federal tax net operating losses remaining were $2.3 billion. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

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

Pension Contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $18 million and $78 million to the plans during the three months ended March 31, 2012 and 2011, respectively. In 2011, trends in interest rates led to increased pension contributions required to maintain our funded status. The Company expects to contribute $74 million in cash to its global pension plans during 2012. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

Derivatives

The Company is exposed to, among other risks, the impact of changes in commodity prices, foreign currency exchange rates, and interest rates in the normal course of business. To mitigate some of the near-term volatility in our earnings and cash flows, we use financial and derivative instruments to hedge certain exposures, principally currency- and energy-related. The

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company does not enter into such transactions for trading purposes. Our current hedging practice is to hedge a variable percentage of certain energy and energy-related exposures. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures, and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures. See Note 4 to the Consolidated Financial Statements for further discussion.

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

Contractual Obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. During the three months ended March 31, 2012, there were no material changes to such contractual obligations outside the ordinary course of our business.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. In the three months ended March 31, 2012, our RIR improved approximately 23% over our full year performance throughout 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board issued authoritative guidance on the presentation of comprehensive income requiring companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the Consolidated Statements of Stockholders’ Equity. There are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The amendments in this update are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company elected to present the new requirements in two separate but consecutive statements. The Company believes there will be no material impact on its Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At March 31, 2012, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2012, our reserve for such liabilities was $8 million.

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

Please refer to the Company’s 2011 annual report on Form 10-K for the Company’s quantitative and qualitative disclosures about market risk.

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

There have been no material changes to the risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2012	2,651		$30.01	-	3,661,297
February 1-29, 2012	151,080		34.37	-	3,661,297
March 1-31, 2012	10,696		33.02	-	3,661,297

Total	164,427	*	$34.21	-

*	The Company retained 164,427 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On August 4, 2010, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning’s outstanding common stock. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report under this Item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	April 25, 2012	By:	/s/ Duncan J. Palmer
Duncan J. Palmer
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	April 25, 2012	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller

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