Form 10-Q
period 2012-06-30
Owens Corning
filed 2012-08-01
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes ☐             No ☑

As of July 13, 2012, 118,510,793 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET SALES	$1,391	$1,451	$2,737	$2,689
COST OF SALES	1,152	1,172	2,312	2,208

Gross margin	239	279	425	481
OPERATING EXPENSES
Marketing and administrative expenses	128	141	265	276
Science and technology expenses	21	19	40	38
Charges related to cost reduction actions	2	-	36	-
Other (income) expenses, net	3	(16)	11	(29)

Total operating expenses	154	144	352	285

EARNINGS BEFORE INTEREST AND TAXES	85	135	73	196
Interest expense, net	28	28	56	53

EARNINGS BEFORE TAXES	57	107	17	143
Less: Income tax expense	17	29	22	40
Equity in net earnings of affiliates	-	1	-	1

NET EARNINGS (LOSS)	40	79	(5)	104
Less: Net earnings attributable to noncontrolling interests	1	1	2	2

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$39	$78	$(7)	$102

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.32	$0.63	$(0.06)	$0.82
Diluted	$0.32	$0.62	$(0.06)	$0.81
WEIGHTED-AVERAGE COMMON SHARES
Basic	120.8	124.0	120.9	124.0
Diluted	121.5	125.4	120.9	125.4

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

(unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET EARNINGS (LOSS)	$40	$79	$(5)	$104
Currency translation adjustment	(43)	22	(19)	61
Pension and other postretirement adjustment (net of tax of $0 and $0 for the periods ended June 30, 2012 and 2011, respectively)	-	-	(1)	(1)
Deferred income (loss) on hedging (net of tax of $(1), and $0 for the periods ended June 30, 2012 and 2011, respectively)	3	(1)	1	2

COMPREHENSIVE EARNINGS (LOSS)	-	100	(24)	166
Less: Comprehensive earnings attributable to noncontrolling interests	1	1	2	2

COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(1)	$99	$(26)	$164

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	June 30, 2012	Dec. 31, 2011
CURRENT ASSETS
Cash and cash equivalents	$54	$52
Receivables, less allowances of $18 at June 30, 2012, and $15 at Dec. 31, 2011	804	610
Inventories	815	795
Other current assets	173	179

Total current assets	1,846	1,636
Property, plant and equipment, net	2,904	2,904
Goodwill	1,143	1,144
Intangible assets	1,055	1,073
Deferred income taxes	525	538
Other non-current assets	242	232

TOTAL ASSETS	$7,715	$7,527

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$900	$876
Short-term debt	24	28
Long-term debt – current portion	8	4

Total current liabilities	932	908
Long-term debt, net of current portion	2,205	1,930
Pension plan liability	421	435
Other employee benefits liability	261	267
Deferred income taxes	48	51
Other liabilities	197	195
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,924	3,907
Accumulated earnings	463	470
Accumulated other comprehensive deficit	(334)	(315)
Cost of common stock in treasury (c)	(444)	(362)

Total Owens Corning stockholders’ equity	3,610	3,701
Noncontrolling interests	41	40

Total equity	3,651	3,741

TOTAL LIABILITIES AND EQUITY	$7,715	$7,527

(a)	10 shares authorized; none issued or outstanding at June 30, 2012, and Dec. 31, 2011
(b)	400 shares authorized; 135.3 issued and 119.1 outstanding at June 30, 2012; 134.4 issued and 120.9 outstanding at Dec. 31, 2011
(c)	16.2 shares at June 30, 2012, and 13.5 shares at Dec. 31, 2011

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2012	2011
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings (loss)	$(5)	$104
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	180	165
Gain on sale of businesses and fixed assets	(3)	(27)
Deferred income taxes	8	20
Provision for pension and other employee benefits liabilities	23	17
Stock-based compensation expense	13	10
Other non-cash	(7)	(17)
Change in working capital	(209)	(307)
Pension fund contribution	(30)	(90)
Payments for other employee benefits liabilities	(12)	(12)
Other	2	3

Net cash flow used for operating activities	(40)	(134)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(163)	(210)
Proceeds from the sale of assets or affiliates	7	75

Net cash flow used for investing activities	(156)	(135)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	933	887
Payments on senior revolving credit and receivables securitization facilities	(648)	(595)
Proceeds from long-term debt	-	6
Payments on long-term debt	(6)	(9)
Net decrease in short-term debt	(4)	17
Purchases of treasury stock	(82)	(53)
Other	6	12

Net cash flow provided by financing activities	199	265

Effect of exchange rate changes on cash	(1)	3

Net increase (decrease) in cash and cash equivalents	2	(1)
Cash and cash equivalents at beginning of period	52	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54	$51

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	GENERAL

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.

The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2011, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (U.S.). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s 2011 annual report on Form 10-K. During the three and six months ended June 30, 2012, the Company recorded additional net pre-tax income of $1 million ($1 million after tax income) and net pre-tax expense of $2 million ($2 million after tax expense), respectively, related to prior periods. The effect was not material to the current or any previously issued financial statements. Certain reclassifications have been made to the periods presented for 2011 to conform to the classifications used in the periods presented for 2012.

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

NET SALES

The following table summarizes our net sales by segment, geographic region and product group (in millions). External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reportable Segments
Composites	$498	$529	$974	$1,021
Building Materials	945	971	1,864	1,757

Total reportable segments	1,443	1,500	2,838	2,778
Corporate eliminations	(52)	(49)	(101)	(89)

NET SALES	$1,391	$1,451	$2,737	$2,689

External Customer Sales by Geographic Region
United States	$954	$973	$1,899	$1,773
Europe	152	176	298	340
Asia Pacific	164	180	312	333
Other	121	122	228	243

NET SALES	$1,391	$1,451	$2,737	$2,689

Sales by Product Group
Composites	$498	$529	$974	$1,021
Insulation	340	326	671	616
Roofing	605	645	1,193	1,141
Corporate Eliminations	(52)	(49)	(101)	(89)

NET SALES	$1,391	$1,451	$2,737	$2,689

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	SEGMENT INFORMATION (continued)

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

The following table summarizes EBIT by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reportable Segments
Composites	$34	$55	$57	$103
Building Materials	107	103	156	133

Total reportable segments	$141	$158	$213	$236

Corporate, Other and Eliminations
Charges related to cost reduction actions and related items	$(32)	$(17)	$(87)	$(17)
Gain on sale of Capivari, Brazil, facility	-	16	-	16
General corporate expense and other	(24)	(22)	(53)	(39)

EBIT	$85	$135	$73	$196

3.	INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2012	Dec. 31, 2011
Finished goods	$584	$597
Materials and supplies	231	198

Total inventories	$815	$795

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2012, and December 31, 2011, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	June 30, 2012	Dec. 31, 2011
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas	Other current assets	$-	$1
Amount of gain recognized in OCI (effective portion)	OCI	$-	$1

Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas	Accounts payable and accrued liabilities	$2	$4
Amount of loss recognized in OCI (effective portion)	OCI	$2	$4

Derivative assets not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1	$2

Derivative liabilities not designated as hedging instruments:
Natural gas	Accounts payable and accrued liabilities	$-	$1
Foreign exchange contracts	Accounts payable and accrued liabilities	$3	$1

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2012	2011	2012	2011
Derivative activity designated as hedging instruments:
Natural gas:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$5	$1	$7	$2

Interest rate swaps:
Amount of (gain) loss recognized in earnings (ineffective portion)	Interest expense, net	$-	$1	$-	$(1)

Derivative activity not designated as hedging instruments:
Natural gas:
Amount of (gain) recognized in earnings	Other (income) expenses, net	$(1)	$-	$(2)	$(1)

Energy supply contract:
Amount of loss recognized in earnings	Other (income) expenses, net	$-	$1	$-	$-

Foreign currency exchange contract:
Amount of (gain) loss recognized in earnings	Other (income) expenses, net	$(2)	$1	$(3)	$1

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to natural gas prices. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in cost of sales on the Consolidated Statements of Earnings (Loss) for commodity hedges, when the hedged item impacts earnings. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in other within operating activities on the Consolidated Statement of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in other (income) expenses on the Consolidated Statements of Earnings (Loss).

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

As of June 30, 2012, $2 million of losses included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.

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

As a result of first-quarter 2009 capacity curtailments taken at certain facilities, the normal purchase scope exception was no longer met for one of the Company’s energy supply contracts. The contract was required to be marked to market each quarter through its termination date of January 31, 2012.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

June 30, 2012	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$169	$(53)	$116
Technology	20	197	(59)	138
Franchise and other agreements	15	37	(13)	24
Indefinite-lived intangible assets:
Trademarks		777	-	777

Total intangible assets		$1,180	$(125)	$1,055

Goodwill		$1,143

Dec. 31, 2011	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$170	$(48)	$122
Technology	20	204	(54)	150
Franchise and other agreements	15	36	(12)	24
Indefinite-lived intangible assets:
Trademarks		777	-	777

Total intangible assets		$1,187	$(114)	$1,073

Goodwill		$1,144

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Building Materials	Total
Balance as of December 31, 2011	$57	$1,087	$1,144
Foreign currency adjustments	(1)	-	(1)

Balance as of June 30, 2012	$56	$1,087	$1,143

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $21 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.

Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the second quarter of 2012.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	June 30, 2012	Dec. 31, 2011
Land	$219	$221
Buildings and leasehold improvements	729	727
Machinery and equipment	3,018	2,932
Construction in progress	318	268

	4,284	4,148
Accumulated depreciation	(1,380)	(1,244)

Property, plant and equipment, net	$2,904	$2,904

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 20% of total machinery and equipment as of June 30, 2012, and December 31, 2011. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

7.	DIVESTITURES

On May 18, 2011, the Company sold its Composites glass reinforcements facility in Capivari, Brazil, to Chongqing Polycomp International Company (“CPIC”), an unrelated third party. At closing, the Company received $55 million in cash and an additional $6 million was placed into escrow to satisfy any potential adjustments or claims. The sale resulted in a $16 million gain that is recorded in other (income) expenses on the Consolidated Statements of Earnings (Loss) in the second quarter of 2011.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Six Months Ended June 30, 2012
Beginning balance	$38
Amounts accrued for current year	11
Settlements of warranty claims	(12)

Ending balance	$37

9.	COST REDUCTION ACTIONS

2012 Cost Reduction Actions

As a result of evaluating market conditions, we took actions to improve the competitive position of our global manufacturing network by closing certain facilities in Europe along with other actions that align with our objectives in the region. In conjunction with these actions, the Company recorded $32 and $87 million in charges related to cost reduction actions and related items for the three and six months ended June 30, 2012, respectively; of which, $2 and $36 million is related to severance and is included in charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss). The $30 and $51 million in other related charges, respectively, relates primarily to accelerated depreciation and is included in cost of sales on the Consolidated Statements of Earnings (Loss). Cash payments related to these activities will continue through 2015. The Company will continue to evaluate its global network to ensure it has the appropriate capacity to respond to future anticipated demand around the world.

Composites

For the three and six months ended June 30, 2012, the Company’s actions resulted in $32 and $82 million in charges; of which $2 and $34 million was related to severance costs and $30 and $48 million was related to other charges, respectively. The $30 million and $48 million of other charges consist of $17 and $34 million in accelerated depreciation and $13 and $14 million in other related charges, respectively.

The Company anticipates incurring approximately $50 million in additional charges throughout 2012 and into 2013 related to these actions, of which $6 million will be presented as charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss).

Building Materials

In the first quarter of 2012, the Company’s actions resulted in $5 million in charges, comprised of $2 million in severance costs and $3 million of other charges.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.	COST REDUCTION ACTIONS (continued)

The following table summarizes the status of the unpaid liabilities from the Company’s 2012 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2011	Costs Incurred	Payments	Ending Balance June 30, 2012	Cumulative Charges Incurred
Severance	$-	$36	$-	$36	$36

Total	$-	$36	$-	$36	$36

10.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	June 30, 2012	Dec. 31, 2011
6.50% senior notes, net of discount, due 2016	$649	$649
7.00% senior notes, net of discount, due 2036	540	540
9.00% senior notes, net of discount, due 2019	346	346
Accounts receivable securitization facility, maturing in 2014	212	158
Senior revolving credit facility, maturing in 2016	367	136
Various capital leases, due through and beyond 2050	54	55
Various floating rate debt, maturing through 2027	2	3
Other fixed rate debt, with maturities up to 2022, at rates up to 11.0%	8	8
Fair value adjustment to debt	35	39

Total long-term debt	2,213	1,934
Less – current portion	8	4

Long-term debt, net of current portion	$2,205	$1,930

Senior Notes

The Company issued $350 million of senior notes on June 3, 2009, and $1.2 billion of senior notes on October 31, 2006, which are collectively referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company.

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2012.

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

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was well within compliance with these covenants as of June 30, 2012.

The Company had $7 million and $42 million of letters of credit outstanding under the Senior Revolving Credit Facility at June 30, 2012 and December 31, 2011, respectively.

Receivables Securitization Facility

Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivable Purchase Agreement (the “RPA”). Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility was amended in the fourth quarter of 2011 to extend maturity to December 2014. At June 30, 2012, the Company utilized the full amount permitted under the terms of the receivables securitization facility. The Company had $38 million of letters of credit outstanding under the receivables securitization facility at June 30, 2012. There were no letters of credit outstanding under the receivables securitization facility at December 31, 2011.

The receivables securitization facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was well within compliance with these covenants as of June 30, 2012.

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

Short-Term Debt

At June 30, 2012 and December 31, 2011, short-term borrowings were $24 million and $28 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 6.3% for June 30, 2012, and 7.4% for December 31, 2011.

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

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$2	$3	$2	$2	$4
Interest cost	13	6	19	14	7	21
Expected return on plan assets	(15)	(6)	(21)	(16)	(7)	(23)
Amortization of actuarial loss	6	1	7	3	-	3

Net periodic pension cost	$5	$3	$8	$3	$2	$5

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$4	$4	$8	$4	$3	$7
Interest cost	25	12	37	27	13	40
Expected return on plan assets	(30)	(13)	(43)	(32)	(14)	(46)
Amortization of actuarial loss	12	2	14	6	1	7

Net periodic pension cost	$11	$5	$16	$5	$3	$8

During July of 2012, Congress passed the “Moving Ahead for Progress in the 21st Century Act,” which included pension funding stabilization provisions. The measure, which is designed to stabilize the discount rate used to determine funding requirements from the effects of interest rate volatility, reduces the Company’s United States Pension Plan contributions by approximately $13 million during 2012.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The Company now expects to contribute approximately $36 million in cash to the United States Pension Plans and another $21 million to non-United States plans during 2012. The Company made cash contributions of approximately $30 million to the plans during the six months ended June 30, 2012.

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

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$-	$1	$1	$2
Interest cost	3	3	6	7
Amortization of prior service cost	(1)	-	(2)	-
Amortization of actuarial gain	(1)	(1)	(1)	(1)

Net periodic benefit cost	$1	$3	$4	$8

12.	CONTINGENT LIABILITIES AND OTHER MATTERS

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

Environmental Matters

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At June 30, 2012, we had environmental remediation liabilities as a PRP at 19 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2012, our reserve for such liabilities was $8 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Other Items

On December 17, 2010, the French tax authorities made a claim in the amount of approximately 123 million Euros against a subsidiary the Company acquired as part of the acquisition of Saint-Gobain’s reinforcement and composite fabrics business in 2007 (the “2007 Acquisition”). The claim relates to transactions that occurred prior to the closing of the 2007 Acquisition. Pursuant to the purchase agreement governing the 2007 Acquisition, Saint-Gobain is required to indemnify Owens Corning and its subsidiaries for pre-closing tax claims and related damages, attorney fees and expenses. On July 17, 2012, the Company received a communication from the French tax authorities rescinding their original claim against the subsidiary of the Company. The Company does not expect any further inquiries regarding the claim.

13.	STOCK COMPENSATION

2010 Stock Plan

On April 22, 2010, the Company’s stockholders approved the Owens Corning 2010 Stock Plan (the “2010 Stock Plan”), which replaced the Owens Corning 2006 Stock Plan (the “2006 Stock Plan”), as amended and restated. The 2010 Stock Plan authorizes grants of stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. At June 30, 2012, the number of shares remaining available under the 2010 Stock Plan for all stock awards was 2.6 million.

Stock Options

The Company has granted stock options under its stockholder approved stock plans. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four-year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years. The volatility assumption was based on a benchmark study of our peers.

During the six months ended June 30, 2012, 409,700 stock options were granted with a weighted-average grant date fair value of $15.27. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 45.8%, expected dividends of 0%, expected term of 6.26 years and a risk-free interest rate of 1.1%.

During the three and six months ended June 30, 2012, the Company recognized expense of $1 million and $2 million respectively, related to the Company’s stock options. During the three and six months ended June 30, 2011, the Company recognized expense of $1 million and $2 million respectively, related to the Company’s stock options. As of June 30, 2012, there was $11 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.86 years. The total aggregate intrinsic value of options outstanding as of June 30, 2012 and 2011 was $11 million and $37 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	STOCK COMPENSATION (continued)

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2012:

	Six Months Ended June 30, 2012
	Number of Options	Weighted-Average Exercise Price
Beginning Balance	3,293,545	$26.26
Granted	409,700	33.73
Exercised	(193,100)	23.86
Forfeited	(32,825)	28.98

Ending Balance	3,477,320	$27.25

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
		Weighted-Average		Number Exercisable at June 30, 2012	Weighted-Average
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price

$7.57- $34.94	3,477,320	6.24	$27.25	2,397,803	5.25	$26.52

Restricted Stock Awards and Restricted Stock Units

The Company has granted restricted stock awards and restricted stock units (collectively referred to as “restricted stock”) under its stockholder approved stock plans. Compensation expense for restricted stock is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the four-year vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2015.

During the three and six months ended June 30, 2012, the Company recognized expense of $4 million and $8 million respectively, related to the Company’s restricted stock. During the three and six months ended June 30, 2011, the Company recognized expense of $3 million and $6 million respectively. As of June 30, 2012, there was $30 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.96 years. The total fair value of shares vested during the six months ended June 30, 2012 and 2011 was $11 million and $8 million, respectively.

A summary of the status of the Company’s plans that had restricted stock issued as of June 30, 2012, and changes during the six months ended June 30, 2012, are presented below.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	STOCK COMPENSATION (continued)

	Six Months Ended June 30, 2012
	Number of Shares	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,941,742	$19.74
Granted	593,945	33.45
Vested	(507,597)	22.14
Forfeited	(58,002)	27.86

Ending Balance	1,970,088	$23.02

Performance Stock Awards and Performance Stock Units

The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its long-term incentive plan, of which 50% will be settled in stock and 50% will be settled in cash. The number of the PSUs ultimately distributed is contingent on meeting various company or stockholder return goals.

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

In the first six months of 2012, the Company granted PSUs. The 2012 grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the respective three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For all PSUs, respectively during the three and six months ended June 30, 2012, the Company recognized income of $2 million and expense of $6 million. During the three and six months ended June 30, 2011, the Company recognized expense of $4 million and $11 million, respectively, related to PSUs. As of June 30, 2012, there was $12 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.02 years.

2012 Grant

For the 2012 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the six-month period ended June 30, 2012, the Company estimated the fair value of the PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 38.3%, a risk free rate of 0.4% and an expected term of 2.51 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning June 30, 2012, to the end of the three-year performance period.

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

A summary of the status of the Company’s plans that had issued PSUs as of June 30, 2012, and changes during the six months ended June 30, 2012, are presented below:

	Six Months Ended June 30, 2012
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	508,616	$42.24
Granted	256,400	47.97
Forfeited	(33,176)	42.15

Ending Balance	731,840	$44.25

14.	EARNINGS (LOSS) PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings (loss) per-share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings (loss) attributable to Owens Corning	$39	$78	$(7)	$102

Weighted-average number of shares outstanding used for basic earnings per share	120.8	124.0	120.9	124.0
Non-vested restricted and performance shares	0.4	0.9	-	0.9
Options to purchase common stock	0.3	0.5	-	0.5

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	121.5	125.4	120.9	125.4

Earnings (loss) per common share attributable to Owens Corning common stockholders:

Basic	$0.32	$0.63	$(0.06)	$0.82
Diluted	$0.32	$0.62	$(0.06)	$0.81

Basic earnings (loss) per share is calculated by dividing earnings attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	EARNINGS (LOSS) PER SHARE (continued)

On April 19, 2012, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The 2012 Repurchase Program is in addition to the share buy-back program announced August 4, 2010, (the “2010 Repurchase Program” and collectively with the 2012 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. During the six months ended June 30, 2012, 2.6 million shares were repurchased under the Repurchase Programs. As of June 30, 2012, 11.1 million shares remain available for repurchase under the Repurchase Programs.

For the three and six months ended June 30, 2012, the number of shares used in the calculation of diluted earnings per share did not include 0.0 and 0.5 million non-vested restricted shares, 0.4 and 0.7 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For the three and six months ended June 30, 2011, the number of shares used in the calculation of diluted earnings per share did not include 0.4 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of June 30, 2012 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9	$9	$-	$-
Term deposits	$6	$6	$-	$-
Derivative assets	$1	$-	$1	$-

Total assets	$16	$15	$1	$-

Liabilities:
Derivative liabilities	$(5)	$-	$(5)	$-

Total liabilities	$(5)	$-	$(5)	$-

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	FAIR VALUE MEASUREMENT (continued)

Cash equivalents and term deposits, by their nature, utilize Level 1 inputs in determining fair value. The term deposits are included in other current assets on the Consolidated Balance Sheets. The Company measures the value of its natural gas hedge contracts and foreign currency forward contracts using Level 2 inputs. The fair value of the Company’s natural gas hedges is determined by a mark to market valuation based on forward curves using observable market prices and the fair value of its foreign currency forward contracts is determined using observable market transactions in over-the-counter markets.

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $48 million as of June 30, 2012.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of June 30, 2012, the Company’s 6.50% senior notes due 2016 were trading at approximately 112% of par value, the 7.00% senior notes due 2036 were trading at approximately 106% of par value and the 9.00% senior notes due 2019 were trading at approximately 127% of par value.

At June 30, 2012, the Company determined that the book value of the remaining long-term debt instruments approximates market value. This approach, using level 1 inputs and utilizing indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $643 million.

16.	INCOME TAXES

Income tax expense for the three and six months ended June 30, 2012, was $17 million and $22 million, respectively. For the second quarter and year-to-date 2012, the Company’s effective tax rate was 30% and 129%, respectively. For both periods, the difference between the effective tax rate and the statutory rate of 35% is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position and various tax planning initiatives.

Income tax expense for the three and six months ended June 30, 2011, was $29 million and $40 million, respectively. The Company’s effective tax rate for the second quarter 2011 was 27%. Excluding approximately $8 million of benefit related to the reversal of a valuation allowance in a foreign location and other discrete items during the first six months of 2011, the Company’s effective tax would have been 34%. The difference between the effective tax rate for both the quarter and the year-to-date and the statutory rate of 35% is primarily attributable to the benefit of lower foreign tax rates and various tax planning initiatives.

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

During the fourth quarter of 2011, the Company discovered certain items were not appropriately classified between the Parent and Guarantor Subsidiaries within the Condensed Consolidating Financial Statements. The effect of correcting these classifications was not material to the consolidating financial information. The Company has revised its 2011 quarterly consolidating information for comparison with 2012.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$989	$508	$(106)	$1,391
COST OF SALES	1	792	465	(106)	1,152

Gross margin	(1)	197	43	-	239
OPERATING EXPENSES
Marketing and administrative expenses	28	64	36	-	128
Science and technology expenses	-	17	4	-	21
Charges related to cost reduction actions	-	-	2	-	2
Other expenses, net	(11)	2	12	-	3

Total operating expenses	17	83	54	-	154

EARNINGS BEFORE INTEREST AND TAXES	(18)	114	(11)	-	85
Interest expense, net	24	2	2	-	28

EARNINGS BEFORE TAXES	(42)	112	(13)	-	57
Less: Income tax expense	(17)	33	1	-	17
Equity in net earnings of subsidiaries	64	(15)	-	(49)	-
NET EARNINGS	39	64	(14)	(49)	40
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$39	$64	$(15)	$(49)	$39

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,010	$532	$(91)	$1,451
COST OF SALES	(5)	837	431	(91)	1,172

Gross margin	5	173	101	-	279
OPERATING EXPENSES
Marketing and administrative expenses	13	94	34	-	141
Science and technology expenses	-	15	4	-	19
Other (income) expenses, net	(30)	22	(8)	-	(16)

Total operating expenses	(17)	131	30	-	144

EARNINGS BEFORE INTEREST AND TAXES	22	42	71	-	135
Interest expense, net	29	(3)	2	-	28

EARNINGS BEFORE TAXES	(7)	45	69	-	107
Less: Income tax expense	(1)	12	18	-	29
Equity in net earnings of subsidiaries	84	51	-	(135)	-
Equity in net earnings of affiliates	-	-	1	-	1

NET EARNINGS	78	84	52	(135)	79
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$78	$84	$51	$(135)	$78

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,951	$976	$(190)	$2,737
COST OF SALES	3	1,612	887	(190)	2,312

Gross margin	(3)	339	89	-	425
OPERATING EXPENSES
Marketing and administrative expenses	62	132	71	-	265
Science and technology expenses	-	32	8	-	40
Charges related to cost reduction actions	-	-	36	-	36
Other expenses, net	(19)	10	20	-	11

Total operating expenses	43	174	135	-	352

EARNINGS BEFORE INTEREST AND TAXES	(46)	165	(46)	-	73
Interest expense, net	49	2	5	-	56

EARNINGS BEFORE TAXES	(95)	163	(51)	-	17
Less: Income tax expense	(36)	45	13	-	22
Equity in net earnings of subsidiaries	52	(66)	-	14	-
NET EARNINGS (LOSS)	(7)	52	(64)	14	(5)
Less: Net earnings attributable to noncontrolling interest	-	-	2	-	2

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(7)	$52	$(66)	$14	$(7)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,837	$1,020	$(168)	$2,689
COST OF SALES	(13)	1,562	827	(168)	2,208

Gross margin	13	275	193	-	481
OPERATING EXPENSES
Marketing and administrative expenses	26	180	70	-	276
Science and technology expenses	-	31	7	-	38
Other (income) expenses, net	(57)	35	(7)	-	(29)

Total operating expenses	(31)	246	70	-	285

EARNINGS BEFORE INTEREST AND TAXES	44	29	123	-	196
Interest expense, net	54	(3)	2	-	53

EARNINGS BEFORE TAXES	(10)	32	121	-	143
Less: Income tax expense	(2)	9	33	-	40
Equity in net earnings of subsidiaries	110	88	-	(198)	-
Equity in net earnings of affiliates	-	(1)	2	-	1

NET EARNINGS	102	110	90	(198)	104
Less: Net earnings attributable to noncontrolling interest	-	-	2	-	2

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$102	$110	$88	$(198)	$102

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$39	$64	$(14)	$(49)	$40
Currency translation adjustment	(43)	-	-	-	(43)
Pension and other postretirement adjustment (net of tax)	-	-	-	-	-
Deferred income on hedging (net of tax)	3	-	-	-	3

COMPREHENSIVE EARNINGS	(1)	64	(14)	(49)	-
Less: Comprehensive earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(1)	$64	$(15)	$(49)	$(1)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$78	$84	$52	$(135)	$79
Currency translation adjustment	22	-	-	-	22
Pension and postretirement adjustment (net of tax)	-	-	-	-	-
Deferred income (loss) on hedging (net of tax)	(1)	-	-	-	(1)

COMPREHENSIVE EARNINGS	99	84	52	(135)	100
Less: Comprehensive earnings attributable to noncontrolling interest	-	-	1	-	1

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$99	$84	$51	$(135)	$99

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS (LOSS)	$(7)	$52	$(64)	$14	$(5)
Currency translation adjustment	(19)	-	-	-	(19)
Pension and other postretirement adjustment (net of tax)	(1)	-	-	-	(1)
Deferred income on hedging (net of tax)	1	-	-	-	1

COMPREHENSIVE EARNINGS (LOSS)	(26)	52	(64)	14	(24)
Less: Comprehensive earnings attributable to noncontrolling interest	-	-	2	-	2

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(26)	$52	$(66)	$14	$(26)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$102	$110	$90	$(198)	$104
Currency translation adjustment	61	-	-	-	61
Pension and postretirement adjustment (net of tax)	(1)	-	-	-	(1)
Deferred income on hedging (net of tax)	2	-	-	-	2

COMPREHENSIVE EARNINGS	164	110	90	(198)	166
Less: Comprehensive earnings attributable to noncontrolling interest	-	-	2	-	2

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$164	$110	$88	$(198)	$164

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2012

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$-	$-	$54	$-	$54
Receivables, net	-	-	1,029	(225)	804
Due from affiliates	-	2,575	-	(2,575)	-
Inventories	-	474	341	-	815
Other current assets	(1)	78	96	-	173

Total current assets	(1)	3,127	1,520	(2,800)	1,846
Investment in subsidiaries	6,759	2,406	533	(9,698)	-
Due from affiliates	-	62	958	(1,020)	-
Property, plant and equipment, net	385	1,296	1,223	-	2,904
Goodwill	-	1,068	75	-	1,143
Intangible assets	-	949	323	(217)	1,055
Deferred income taxes	91	412	22	-	525
Other non-current assets	62	67	113	-	242

TOTAL ASSETS	$7,296	$9,387	$4,767	$(13,735)	$7,715

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14	$683	$428	$(225)	$900
Due to affiliates	1,248	-	1,327	(2,575)	-
Short-term debt	-	1	23	-	24
Long-term debt – current portion	-	2	6	-	8

Total current liabilities	1,262	686	1,784	(2,800)	932
Long-term debt, net of current portion	1,937	29	239	-	2,205
Due to affiliates	-	958	62	(1,020)	-
Pension plan liability	285	-	136	-	421
Other employee benefits liability	-	241	20	-	261
Deferred income taxes	-	-	48	-	48
Other liabilities	202	181	31	(217)	197
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Common stock	1	-	-	-	1
Additional paid in capital	3,924	6,477	1,985	(8,462)	3,924
Accumulated earnings (deficit)	463	815	421	(1,236)	463
Accumulated other comprehensive deficit	(334)	-	-	-	(334)
Cost of common stock in treasury	(444)	-	-	-	(444)

Total Owens Corning stockholders’ equity	3,610	7,292	2,406	(9,698)	3,610
Noncontrolling interest	-	-	41	-	41

Total equity	3,610	7,292	2,447	(9,698)	3,651

TOTAL LIABILITIES AND EQUITY	$7,296	$9,387	$4,767	$(13,735)	$7,715

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

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

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$(59)	$(72)	$91	$-	$(40)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(9)	(87)	(67)	-	(163)
Proceeds from the sale of assets or affiliates	-	-	7	-	7

Net cash flow used for investing activities	(9)	(87)	(60)	-	(156)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	826	-	107	-	933
Payments on senior revolving credit and receivables securitization facilities	(595)	-	(53)	-	(648)
Payments on long-term debt	(4)	-	(2)	-	(6)
Net decrease in short-term debt	(8)	1	3	-	(4)
Purchases of treasury stock	(82)	-	-	-	(82)
Other intercompany loans	(75)	158	(83)	-	-
Other	6	-	-	-	6

Net cash flow provided by financing activities	68	159	(28)	-	199

Effect of exchange rate changes on cash	-	-	(1)	-	(1)

Net increase in cash and cash equivalents	-	-	2	-	2
Cash and cash equivalents at beginning of period	-	-	52	-	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$54	$-	$54

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$(54)	$(50)	$(30)	$-	$(134)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	-	(104)	(106)	-	(210)
Proceeds from the sale of assets or affiliates	-	-	75	-	75

Net cash flow used for investing activities	-	(104)	(31)	-	(135)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	685	-	202	-	887
Payments on senior revolving credit facility	(595)	-	-	-	(595)
Proceeds from long-term debt	-	-	6	-	6
Payments on long-term debt	-	-	(9)	-	(9)
Net decrease in short-term debt	-	-	17	-	17
Purchase of treasury stock	(53)	-	-	-	(53)
Other intercompany loans	48	154	(202)	-	-
Other	12	-	-	-	12

Net cash flow provided by financing activities	97	154	14	-	265

Effect of exchange rate changes on cash	-	-	3	-	3

Net increase (decrease) in cash and cash equivalents	43	-	(44)	-	(1)
Cash and cash equivalents at beginning of period	3	-	49	-	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46	$-	$5	$-	$51

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We reported $85 million in earnings before interest and taxes (“EBIT”) for the second quarter 2012. We generated $117 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the second-quarter 2012. Our Building Materials segment grew second quarter EBIT by $4 million, whereas EBIT in our Composites segment declined by $21 million compared to the same period in 2011. We are on track with the repositioning of our European assets and recorded $32 million of charges during the second quarter related to these actions. See below for further information regarding adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning.

In our Composites segment, EBIT in the second quarter 2012 was $34 million compared to $55 million in the same period in 2011 driven by inflation, slightly lower selling prices and lower production volumes.

In our Building Materials segment, EBIT in the second quarter 2012 was $107 million, compared to $103 million in the same period in 2011. In our Roofing business, EBIT declined $18 million on lower sales volumes. Higher selling prices were more than offset by raw material inflation, primarily asphalt. Our Insulation business narrowed EBIT losses by $22 million compared to the same period in 2011, driven by manufacturing productivity and improved capacity utilization.

We maintain a strong balance sheet with ample liquidity. We have access to an $800 million senior revolving credit facility with a July 2016 maturity date and a $250 million receivables securitization facility with a December 2014 maturity date. We have no other significant debt maturities before 2016.

We repurchased 2.6 million shares of the Company’s common stock for $76 million during the second quarter of 2012 under previously announced repurchase programs. As of June 30, 2012, 11.1 million shares remain available for repurchase under the authorized programs.

Due to the normal seasonality of our business, we typically have negative cash flow from operations for the first half of the year. Year-to-date 2012, we used $40 million in cash flow from operating activities compared to a use of $134 million in the same period of 2011. This improvement was primarily from reductions in working capital and lower contributions to our pension plans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$1,391	$1,451	$2,737	$2,689
Gross margin	$239	$279	$425	$481
% of net sales	17%	19%	16%	18%
Charges related to cost reduction actions	$2	-	$36	$-
Earnings before interest and taxes	$85	$135	$73	$196
Interest expense, net	$28	$28	$56	$53
Income tax expense	$17	$29	$22	$40
Net earnings (loss) attributable to Owens Corning	$39	$78	$(7)	$102

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

Net sales were $60 million lower in the second quarter of 2012 compared to the same period in 2011 mainly due to lower sales volumes in our Building Materials segment and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars in our Composites segment. For the year-to-date comparison, net sales were $48 million higher mainly due to higher sales volumes in our Insulation business, which were partially offset by the unfavorable impact of translating sales denominated in foreign currencies into United States dollars in our Composites segment.

GROSS MARGIN

Gross margin as a percentage of sales was lower in both the second-quarter and year-to-date comparisons due primarily to a $30 million and $51 million charge resulting from our European restructuring actions, respectively, both of which are reflected in cost of sales. Also contributing to the change in gross margin for both periods was a decrease in gross margin in our Composites segment. In our Building Materials segment, gross margin was relatively flat compared to the same period in 2011.

CHARGES RELATED TO COST REDUCTION ACTIONS

During the first quarter of 2012, we took actions to improve the competitive position of our global manufacturing network through the closure or optimization of certain facilities in Europe. As a result of these actions, in addition to the charges recorded in cost of sales, we recognized severance charges of $2 million in the second quarter and $36 million year-to-date 2012. The total charges related to cost reduction actions and related items for the three and six months ended June 30, 2012, were $32 million and $87 million, respectively. No charges were taken in 2011 as a result of cost reduction actions.

EARNINGS BEFORE INTEREST AND TAXES

In addition to the items noted above, general corporate expense and other increased by $2 million in the second quarter of 2012, compared to the same period in 2011. For the year-to-date comparison, general corporate expense and other increased by $14 million, compared to the same period in 2011, on higher non-service pension costs and reduced foreign currency gains. We also recorded gains from the sale of precious metals during the first six months of 2011, which are reflected in other (income) expense.

INTEREST EXPENSE, NET

Year-to-date 2012 interest expense was higher than in 2011 due primarily to higher average borrowing levels.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAX EXPENSE

The effective tax rate for the second quarter 2012 was 30 percent. We estimate that the effective tax rate on adjusted earnings for the full year 2012 will be about 25 percent. The difference between the effective tax rate of 25 percent and the statutory rate of 35 percent is primarily attributable to lower foreign tax rates and various tax planning initiatives.

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

Adjusting items are shown in the table below (in millions), which are related to our European restrucuturing actions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Charges related to cost reduction actions and related items	$(32)	$-	$(87)	$-

Total adjusting items	$(32)	$-	$(87)	$-

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$39	$78	$(7)	$102
Less: Net earnings attributable to noncontrolling interests	1	1	2	2

NET EARNINGS (LOSS)	40	79	(5)	104
Equity in net earnings of affiliates	-	1	-	1
Income tax expense	17	29	22	40

EARNINGS BEFORE TAXES	57	107	17	143
Interest expense, net	28	28	56	53

EARNINGS BEFORE INTEREST AND TAXES	85	135	73	196
Less: adjusting items from above	(32)	-	(87)	-

ADJUSTED EBIT	$117	$135	$160	$196

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$498	$529	$974	$1,021
% change from prior year	-6%	8%	-5%	7%
EBIT	$34	$55	$57	$103
EBIT as a % of net sales	7%	10%	6%	10%
Depreciation and amortization expense	$31	$32	$61	$66

NET SALES

Second quarter and year-to-date net sales in our Composites business decreased $31 million and $47 million, respectively, compared to the same periods in 2011. For both the second-quarter and year-to-date comparisons, net sales were unfavorably impacted by approximately $25 million and $40 million, respectively, as a result of translating sales denominated in foreign currencies into United States dollars and approximately $10 million and $20 million, respectively, from the May 2011 divestiture of our glass reinforcements facility in Capivari, Brazil. Sales volumes, excluding Capivari, increased about two percent in both periods compared to the prior year, supported by growth in global industrial production and glass reinforcements demand, partially offset by slightly lower selling prices.

EBIT

EBIT in our Composites business decreased $21 million and $46 million, respectively, for the second quarter and year-to-date 2012 compared to the same periods in 2011. For the quarter, the decline in EBIT was driven equally by inflation costs, slightly lower selling prices and the impact of rebalancing supply and demand in our manufacturing network. For the year-to-date comparison, about $30 million of the decline in EBIT was driven equally by inflation costs and slightly lower selling prices. In addition, we recorded a benefit from the resolution of an acquisition liability in the first quarter of 2011.

OUTLOOK

Global glass reinforcements market demand has grown on average with global industrial production and we believe this relationship will continue. In 2011, global glass reinforcements market demand grew less than the historical average of five percent driven by weaknesses in European industrial production. Based on the outlook for global industrial production, we expect the market will continue to grow in 2012, although again at a rate below the five percent historical average. As previously announced, we took actions in the first quarter of 2012 to close or optimize certain facilities in Europe and other actions that align with our objectives in the region to improve our competiveness. We anticipate incurring charges of approximately $130 million related to these actions in 2012 and 2013. For the year-to-date, we recognized approximately $87 million in charges associated with these actions.

Based on current market outlook for global industrial production growth, together with actions we initiated during the first quarter to improve our competitive position, we expect stronger financial performance during the second half of 2012. Our previously announced capacity expansions in Russia and Mexico will be completed and operational during 2012. These low-cost facilities will contribute to our global network in the second half of 2012.

We expect inventory to be at target levels by the end of 2012. A significant portion of the manufacturing actions to reduce inventory will take effect in the third quarter of 2012, resulting in lower capacity utilization in this period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Building Materials segment and our businesses within this segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales
Insulation	$340	$326	$671	$616
Roofing	605	645	1,193	1,141

Total Building Materials	$945	$971	$1,864	$1,757
% change from prior year	-3%	4%	6%	-2%

EBIT
Insulation	$(16)	$(38)	$(50)	$(85)
Roofing	123	141	206	218

Total Building Materials	$107	$103	$156	$133
EBIT as a % of net sales	11%	11%	8%	8%

Depreciation and amortization expense
Insulation	$27	$30	$52	$59
Roofing	9	11	18	21

Total Building Materials	$36	$41	$70	$80

NET SALES

Net sales in our Building Materials segment were $26 million lower in the second quarter 2012 and $107 million higher for year-to-date 2012 compared to the same periods in 2011. For the quarter, net sales decreased due primarily to lower sales volumes in our Roofing business. For the year-to-date comparison, the increase in net sales was primarily the result of higher sales volumes within our Insulation business and higher selling prices within our Roofing business.

In our Roofing business, net sales were $40 million lower in the second quarter of 2012 and $52 million higher for year-to-date 2012, compared to the same periods in 2011. For the second quarter, lower sales volumes drove about a 10 percent decrease in net sales. The impact of lower sales volumes was partially offset by higher selling prices and favorable mix. Quarter-over-quarter comparability was also impacted by the significant storm activity we saw in the second quarter 2011 and the bringing forward of demand into the first quarter 2012 buy season. For the year-to-date comparison, the increase in net sales was about equally driven by higher selling prices and favorable mix on relatively flat sales volumes.

In our Insulation business, net sales were $14 million higher in the second quarter 2012 and $55 million higher for year-to-date 2012 compared to the same periods in 2011. Sales volumes were higher by approximately $20 million in the second quarter and approximately $80 million year-to-date 2012. For both periods, the benefit of higher sales volumes was partially offset by unfavorable mix. Our experience shows that our residential insulation demand lags United States housing starts by approximately three months. Lagged United States housing starts were up 23 percent for the quarter and 24 percent on a year-over-year basis.

EBIT

EBIT for our Building Materials segment increased $4 million and $23 million in the second quarter and year-to-date 2012, compared to the same periods in 2011, respectively. Our Insulation business narrowed EBIT losses on favorable manufacturing productivity and improved capacity utilization.

In our Roofing business, EBIT decreased $18 million and $12 million in the second quarter and year-to-date 2012 compared to the same periods in 2011, respectively. For the quarter, the decrease in EBIT was driven by lower sales volumes. Higher

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

selling prices and favorable mix were offset by raw material inflation, primarily asphalt. For the year-to-date comparison, higher selling prices and favorable mix were more than offset by raw material inflation, primarily asphalt, on relatively flat sales volumes.

In our Insulation business, we narrowed EBIT losses by $22 million and $35 million in the second quarter and year-to-date 2012 compared to the same periods in 2011, respectively. For the second quarter, manufacturing productivity and improved capacity utilization contributed equally to the improvement in EBIT. Slightly higher selling prices were offset by mix. For the year-to-date comparison, the improvement in EBIT was about equally driven by higher sales volumes, manufacturing productivity and improved capacity utilization.

OUTLOOK

While the recent information on United States housing starts has been positive, the timing and pace of recovery remains uncertain.

In our Roofing business, we expect the factors that have driven margins in recent years will continue to deliver profitability. Uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

In our Insulation business, we expect improved financial performance in the second half of 2012 on higher sales volumes and improved unit margins. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of demand-driven weakness associated with United States new construction. Should the recovery of new construction be sooner and faster than anticipated, we are prepared to respond to increased demand by bringing additional production capacity back on line.

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Charges related to cost reduction actions and related items	$(32)	$(17)	$(87)	$(17)
Gain on sale of Capivari, Brazil, facility	-	16	-	16
General corporate expense and other	(24)	(22)	(53)	(39)

EBIT	$(56)	$(23)	$(140)	$(40)

Depreciation and amortization	$24	$12	$49	$19

EBIT

In Corporate, Other and Eliminations, EBIT losses for the second quarter and year-to-date 2012 were $56 million and $140 million, respectively. For the second quarter and year-to-date periods, we recorded $32 million and $87 million in charges related to cost reduction actions and related items, respectively, to improve our competitive position in Europe, which consist primarily of severance and accelerated depreciation charges. The 2011 charges related to cost reduction actions and related items were the result of evaluating market conditions in our Insulation business and our decision to exit certain non-core lines of our business. The resultant charges primarily consist of contract provisions and asset impairment charges. In May 2011, we recorded a $16 million gain on the sale of our glass reinforcements facility in Capivari, Brazil.

For the second quarter of 2012, general corporate expense and other was $2 million higher compared to the same period in 2011, due primarily to higher non-service pension costs. For the year-to-date 2012 comparison, general corporate expense and other increased $14 million, compared to the same period in 2011. Incentive compensation expense decreased by

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately $6 million, which was more than offset by higher non-service pension costs of approximately $6 million and reduced foreign currency gains of approximately $6 million. In addition, for the second quarter and year-to-date periods 2011, we recognized gains from the sale of precious metal used in production tooling.

Depreciation and amortization increased $12 million for the second quarter and $30 million year-to-date 2012, compared to the same period in 2011. For both periods, the increase was due primarily to recognition of accelerated depreciation related to our European restructuring plan initiated during the first quarter of 2012.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We have an $800 million senior revolving credit facility and a $250 million receivables securitization facility, which serve as our primary sources of liquidity. Our senior revolving credit facility matures in July 2016, and our receivables securitization facility matures in December 2014. We have no other significant debt maturities before 2016. As of June 30, 2012, the receivables securitization facility was fully utilized and we had $426 million available on the senior revolving credit facility. As of June 30, 2012, we had $ 2.2 billion of total debt and cash-on-hand of $54 million.

Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of June 30, 2012, and December 31, 2011, we had approximately $46 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested.

We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our senior revolving credit facility, will provide ample liquidity to enable us to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations and reducing outstanding amounts under the senior revolving credit facility and receivables securitization facility. We have outstanding share repurchase authorizations and will evaluate and consider repurchasing shares of our common stock, as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity or generate proceeds.

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

The credit agreement applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of these types. The senior revolving credit facility includes a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were well within compliance with these covenants as of June 30, 2012.

Cash Flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash balance	$54	$51	$54	$51
Cash provided by (used for) operating activities	$153	$79	$(40)	$(134)
Cash used for investing activities	$(88)	$(56)	$(156)	$(135)
Cash provided by (used for) financing activities	$(67)	$(35)	$199	$265
Unused committed credit available under the senior revolving credit facility	$426	$698	$426	$698

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating activities: For year-to-date 2012, we used $40 million of cash for operating activities compared to $134 million in the same period in 2011. Cash used for both working capital requirements and pension contributions were lower in 2012 than in 2011.

Investing activities: For year-to-date 2012, cash flow used for investing activities increased $21 million compared to the same period in 2011. In 2012, we spent $47 million less in additions to plant and equipment. In 2011, we received $55 million of proceeds from the sale of our glass reinforcements facility in Capivari, Brazil.

Financing activities: Cash provided by financing activities was $66 million lower year-to-date 2012, compared to the same period in 2011. The decrease in cash provided by financing was due to fewer cash needs for working capital and additional share repurchases during 2012 compared to 2011.

2012 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2012 are expected to be approximately $340 million, which will be higher than depreciation and amortization, excluding the impact of restructuring actions. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses and invest in them when they meet our strategic and financial criteria.

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3 billion. As of June 30, 2012, our federal tax net operating losses remaining were $2.2 billion. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50 percent or more in the ownership positions of certain stockholders during a rolling three-year period. Our initial three-year period for measuring an ownership change started at October 31, 2006.

In addition to the United States net operating losses described above, we have net operating losses in various state and foreign jurisdictions, which totaled $3.3 billion and $633 million, respectively, as of December 31, 2011. Our ability to utilize these net operating losses may be limited as a result of certain events, such as insufficient future taxable income prior to expiration of the net operating losses or changes in tax legislation. Should we determine that it is likely that our recorded net operating loss benefits are not realizable, we would be required to reduce the net operating loss tax benefits reflected on our Consolidated Financial Statements to the net realizable amount by establishing an accounting valuation allowance and recording a corresponding charge to current earnings. To date, we have recorded valuation allowances against certain of these deferred tax assets.

Pension Contributions

The Company has several defined-benefit pension plans. The Company made cash contributions of approximately $30 million and $90 million to the plans during the six months ended June 30, 2012 and 2011, respectively. In 2011, trends in interest rates led to increased pension contributions required to maintain our funded status. The effect of new legislation passed by United States Congress in June 2012 reduced our previously expected cash contributions by approximately $13 million during 2012. The Company now expects to contribute $57 million in cash to its global pension plans during 2012. See Note 11 for further discussion. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws and market conditions.

Derivatives

In the normal course of business, the Company is exposed to, among other risks, the impact of changes in commodity prices, foreign currency exchange rates and interest rates. To mitigate some of the near-term volatility in our earnings and cash flows, we use financial and derivative instruments to hedge certain exposures, principally currency- and energy-related. The

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

Our current practice is to manage our interest rate exposure by balancing the mixture of our fixed- and variable-rate instruments. We utilize, among other strategies, interest rate swaps to achieve this balance in interest rate exposures. There are currently no derivatives outstanding which are related to balancing our fixed- and variable-rate instruments.

Fair Value Measurement

Items Measured at Fair Value

The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Off-Balance-Sheet Arrangements

The Company has entered into limited off-balance-sheet arrangements, as defined under Securities and Exchange Commission rules, in the ordinary course of business. The Company does not believe these arrangements will have a material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. During the six months ended June 30, 2012, there were no material changes to such contractual obligations outside the ordinary course of our business.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. Owens Corning’s RIR was approximately 13 percent higher at June 30, 2012, representing a year-to-date decline in comparison to the company’s full-year 2011 performance.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At June 30, 2012, we had environmental remediation liabilities as a PRP at 19 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2012, our reserve for such liabilities was $8 million.

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

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2012	12,024		$34.91	-	13,661,297
May 1-31, 2012	1,000,671		31.76	1,000,000	12,661,297
June 1-30, 2012	1,565,655		28.33	1,565,655	11,095,642

Total	2,578,350	*	$29.69	2,565,655

*	The Company retained 12,695 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On April 25, 2012, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning’s outstanding common stock. This was in addition to the share buy-back program authorized in August, 2010 that had 3.7 million shares remaining as of April 25, 2012. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report under this Item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	August 1, 2012	By:	/s/ Duncan J. Palmer
Duncan J. Palmer
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	August 1, 2012	By:	/s/ Kelly J. Schmidt
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