Form 10-Q
period 2012-09-30
Owens Corning
filed 2012-10-24
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes ☐             No ☑

As of October 15, 2012, 118,169,824 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2012	2011	2012	2011
NET SALES	$1,276	$1,450	$4,013	$4,139
COST OF SALES	1,074	1,133	3,386	3,341

Gross margin	202	317	627	798
OPERATING EXPENSES
Marketing and administrative expenses	115	119	380	395
Science and technology expenses	20	20	60	58
Charges related to cost reduction actions	-	-	36	-
Other (income) expenses, net	8	1	19	(28)

Total operating expenses	143	140	495	425

EARNINGS BEFORE INTEREST AND TAXES	59	177	132	373
Interest expense, net	29	28	85	81

EARNINGS BEFORE TAXES	30	149	47	292
Less: Income tax expense (benefit)	(14)	23	8	63
Equity in net earnings of affiliates	-	-	-	1

NET EARNINGS	44	126	39	230
Less: Net earnings attributable to noncontrolling interests	-	2	2	4

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$44	$124	$37	$226

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.37	$1.02	$0.31	$1.83
Diluted	$0.37	$1.01	$0.31	$1.82
WEIGHTED-AVERAGE COMMON SHARES
Basic	117.9	121.7	119.8	123.2
Diluted	118.8	122.6	120.6	124.2

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS

(unaudited)

(in millions)

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2012	2011	2012	2011
NET EARNINGS	$44	$126	$39	$230
Currency translation adjustment	28	(84)	9	(23)
Pension and other postretirement adjustment (net of tax of $0 and $(1) for the periods ended September 30, 2012 and 2011, respectively)	(1)	2	(2)	1
Deferred income (loss) on hedging (net of tax of $(1), and $0 for the periods ended September 30, 2012 and 2011, respectively)	2	(3)	3	(1)

COMPREHENSIVE EARNINGS	73	41	49	207
Less: Comprehensive earnings attributable to noncontrolling interests	-	2	2	4

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$73	$39	$47	$203

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	Sep. 30, 2012	Dec. 31, 2011
CURRENT ASSETS
Cash and cash equivalents	$51	$52
Receivables, less allowances of $19 at Sep. 30, 2012, and $15 at Dec. 31, 2011	770	610
Inventories	793	795
Other current assets	155	179

Total current assets	1,769	1,636
Property, plant and equipment, net	2,912	2,904
Goodwill	1,144	1,144
Intangible assets	1,050	1,073
Deferred income taxes	564	538
Other non-current assets	253	232

TOTAL ASSETS	$7,692	$7,527

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$867	$876
Short-term debt	19	28
Long-term debt – current portion	6	4

Total current liabilities	892	908
Long-term debt, net of current portion	2,191	1,930
Pension plan liability	420	435
Other employee benefits liability	259	267
Deferred income taxes	43	51
Other liabilities	207	195
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,917	3,907
Accumulated earnings	507	470
Accumulated other comprehensive deficit	(305)	(315)
Cost of common stock in treasury (c)	(475)	(362)

Total Owens Corning stockholders’ equity	3,645	3,701
Noncontrolling interests	35	40

Total equity	3,680	3,741

TOTAL LIABILITIES AND EQUITY	$7,692	$7,527

(a)	10 shares authorized; none issued or outstanding at Sep. 30, 2012, and Dec. 31, 2011
(b)	400 shares authorized; 135.5 issued and 118.2 outstanding at Sep. 30, 2012; 134.4 issued and 120.9 outstanding at Dec. 31, 2011
(c)	17.3 shares at Sep. 30, 2012, and 13.5 shares at Dec. 31, 2011

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended Sep. 30,
	2012	2011
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$39	$230
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	269	243
Gain on sale of businesses and fixed assets	(3)	(30)
Deferred income taxes	(25)	29
Provision for pension and other employee benefits liabilities	33	26
Stock-based compensation expense	18	16
Other non-cash	(9)	(18)
Change in working capital	(171)	(330)
Pension fund contribution	(42)	(104)
Payments for other employee benefits liabilities	(17)	(17)
Other	1	14

Net cash flow provided by operating activities	93	59

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(235)	(303)
Investment in subsidiaries and affiliates, net of cash acquired	-	(84)
Proceeds from the sale of assets or affiliates	12	81

Net cash flow used for investing activities	(223)	(306)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,205	1,007
Payments on senior revolving credit and receivables securitization facilities	(929)	(629)
Proceeds from long-term debt	-	6
Payments on long-term debt	(13)	(10)
Net increase (decrease) in short-term debt	(9)	17
Purchases of noncontrolling interest	(22)	-
Purchases of treasury stock	(113)	(138)
Other	9	12

Net cash flow provided by financing activities	128	265

Effect of exchange rate changes on cash	1	(20)

Net decrease in cash and cash equivalents	(1)	(2)
Cash and cash equivalents at beginning of period	52	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51	$50

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	GENERAL

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.

The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2011, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (U.S.). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s 2011 annual report on Form 10-K. During the three and nine months ended September 30, 2012, the Company recorded additional net pre-tax expense of $7 million ($3 million after tax expense) and net pre-tax expense of $2 million ($1 million after tax income), respectively, related to prior periods. The effect was not material to the current or any previously issued financial statements. Certain reclassifications have been made to the periods presented for 2011 to conform to the classifications used in the periods presented for 2012.

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

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2012	2011	2012	2011
Reportable Segments
Composites	$459	$496	$1,433	$1,517
Building Materials	855	1,009	2,719	2,766

Total reportable segments	1,314	1,505	4,152	4,283
Corporate eliminations	(38)	(55)	(139)	(144)

NET SALES	$1,276	$1,450	$4,013	$4,139

External Customer Sales by Geographic Region
United States	$856	$1,008	$2,755	$2,781
Europe	133	147	431	487
Asia Pacific	165	171	477	504
Other	122	124	350	367

NET SALES	$1,276	$1,450	$4,013	$4,139

Sales by Product Group
Composites	$459	$496	$1,433	$1,517
Insulation	384	365	1,055	981
Roofing	471	644	1,664	1,785
Corporate Eliminations	(38)	(55)	(139)	(144)

NET SALES	$1,276	$1,450	$4,013	$4,139

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	SEGMENT INFORMATION (continued)

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

The following table summarizes EBIT by segment (in millions):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2012	2011	2012	2011
Reportable Segments
Composites	$11	$49	$68	$152
Building Materials	86	144	242	277

Total reportable segments	$97	$193	$310	$429

Corporate, Other and Eliminations
Charges related to cost reduction actions and related items	$(22)	$-	$(109)	$(17)
Gain on sale of Capivari, Brazil, facility	-	-	-	16
General corporate expense and other	(16)	(16)	(69)	(55)

EBIT	$59	$177	$132	$373

3.	INVENTORIES

Inventories consist of the following (in millions):

	Sep. 30, 2012	Dec. 31, 2011
Finished goods	$578	$597
Materials and supplies	215	198

Total inventories	$793	$795

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2012, and December 31, 2011, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	Sep. 30, 2012	Dec. 31, 2011
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas	Other current assets	$1	$1
Amount of gain recognized in OCI (effective portion)	OCI	$1	$1

Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas	Accounts payable and accrued liabilities	$1	$4
Amount of loss recognized in OCI (effective portion)	OCI	$1	$4

Derivative assets not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$-	$2

Derivative liabilities not designated as hedging instruments:
Natural gas	Accounts payable and accrued liabilities	$-	$1
Foreign exchange contracts	Accounts payable and accrued liabilities	$2	$1

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	Location	2012	2011	2012	2011
Derivative activity designated as hedging instruments:
Natural gas:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$1	$-	$6	$2

Interest rate swaps:
Amount of loss recognized in earnings (ineffective portion)	Interest expense, net	$-	$1	$-	$-

Derivative activity not designated as hedging instruments:
Natural gas:
Amount of gain recognized in earnings	Other (income) expenses, net	$-	$-	$(1)	$(1)

Foreign currency exchange contract:
Amount of (gain) loss recognized in earnings (a)	Other (income) expenses, net	$1	$(9)	$5	$(14)

(a)	(Gains)/losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated balance sheet exposures, which were also recorded in Other (income) expenses, net.

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to natural gas prices. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in cost of sales on the Consolidated Statements of Earnings for commodity hedges, when the hedged item impacts earnings. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in other within operating activities on the Consolidated Statement of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in other (income) expenses on the Consolidated Statements of Earnings.

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

As of September 30, 2012, $1 million of gains included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

Sep. 30, 2012	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$169	$(55)	$114
Technology	20	197	(62)	135
Franchise and other agreements	15	37	(13)	24
Indefinite-lived intangible assets:
Trademarks		777	-	777

Total intangible assets		$1,180	$(130)	$1,050

Goodwill		$1,144

Dec. 31, 2011	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$170	$(48)	$122
Technology	20	204	(54)	150
Franchise and other agreements	15	36	(12)	24
Indefinite-lived intangible assets:
Trademarks		777	-	777

Total intangible assets		$1,187	$(114)	$1,073

Goodwill		$1,144

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $21 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.

Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the third quarter of 2012.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	Sep. 30, 2012	Dec. 31, 2011
Land	$221	$221
Buildings and leasehold improvements	766	727
Machinery and equipment	3,187	2,932
Construction in progress	161	268

	4,335	4,148
Accumulated depreciation	(1,423)	(1,244)

Property, plant and equipment, net	$2,912	$2,904

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 18% and 20% of total machinery and equipment as of September 30, 2012, and December 31, 2011, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

7.	CHANGES IN NONCONTROLLING INTERESTS

In the third quarter of 2012, the Company executed a purchase agreement for the remaining noncontrolling interest of Northern Elastomeric Incorporated (“NEI”), one of the Company’s consolidated subsidiaries. As a result of the purchase agreement, NEI became a wholly-owned subsidiary of the Company, with the Company providing $22 million in cash consideration. The transaction resulted in a $6 million decrease in Noncontrolling interests on the Consolidated Balance Sheets.

8.	DIVESTITURES

On May 18, 2011, the Company sold its Composites glass reinforcements facility in Capivari, Brazil, to Chongqing Polycomp International Company (“CPIC”), an unrelated third party. At closing, the Company received $55 million in cash and an additional $6 million was placed into escrow to satisfy any potential adjustments or claims. The sale resulted in a $16 million gain that is recorded in other (income) expenses on the Consolidated Statements of Earnings in the second quarter of 2011.

9.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Nine Months Ended Sep. 30, 2012
Beginning balance	$38
Amounts accrued for current year	16
Settlements of warranty claims	(17)

Ending balance	$37

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	COST REDUCTION ACTIONS

2012 Cost Reduction Actions

As a result of evaluating market conditions, we took actions to improve the competitive position of our global manufacturing network by closing certain facilities in Europe along with other actions that align with our objectives in the region. In conjunction with these actions, the Company recorded $22 million and $109 million in charges related to cost reduction actions and related items for the three and nine months ended September 30, 2012, respectively; of which, $0 and $36 million is related to severance and is included in charges related to cost reduction actions on the Consolidated Statements of Earnings. The $22 million and $73 million in other related charges, respectively, relates primarily to accelerated depreciation and is included in cost of sales on the Consolidated Statements of Earnings. Cash payments related to these activities will continue through 2015. The Company will continue to evaluate its global network to ensure it has the appropriate capacity to respond to future anticipated demand around the world.

Composites

The Company recorded $22 million and $104 million in charges related to cost reduction actions and related items for the three and nine months ended September 30, 2012, respectively; of which $0 and $34 million is related to severance costs and $22 million and $70 million is related to other charges, respectively. The $22 million and $70 million of other charges consist of $14 million and $48 million in accelerated depreciation and $8 million and $22 million in other related charges, respectively.

The Company anticipates incurring approximately $25 million in additional charges throughout 2012 and into 2013 related to these actions, of which $6 million will be presented as charges related to cost reduction actions on the Consolidated Statements of Earnings.

Building Materials

In the first quarter of 2012, the Company’s actions resulted in $5 million in charges, comprised of $2 million in severance costs and $3 million of other charges.

The following table summarizes the status of the unpaid liabilities from the Company’s 2012 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2011	Costs Incurred	Payments	Ending Balance Sep. 30, 2012	Cumulative Charges Incurred
Severance	$-	$36	$2	$34	$36

Total	$-	$36	$2	$34	$36

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	Sep. 30, 2012	Dec. 31, 2011
6.50% senior notes, net of discount, due 2016	$649	$649
7.00% senior notes, net of discount, due 2036	540	540
9.00% senior notes, net of discount, due 2019	346	346
Accounts receivable securitization facility, maturing in 2014	180	158
Senior revolving credit facility, maturing in 2016	390	136
Various capital leases, due through and beyond 2050	53	55
Other floating rate debt, maturing through 2017	2	3
Other fixed rate debt, with maturities up to 2016, at rates up to 11.0%	3	8
Fair value adjustment to debt	34	39

Total long-term debt	2,197	1,934
Less – current portion	6	4

Long-term debt, net of current portion	$2,191	$1,930

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2012.

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

Senior Credit Facilities

In July 2011, the Company amended the Senior Revolving Credit Facility to extend the maturity to July 2016 and reduce the pricing. The available principal amount of $800 million on the Senior Revolving Credit Facility includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate or LIBOR plus a spread.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.	DEBT (continued)

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was well within compliance with these covenants as of September 30, 2012.

The Company had $15 million and $42 million of letters of credit outstanding under the Senior Revolving Credit Facility at September 30, 2012 and December 31, 2011, respectively.

Receivables Securitization Facility

Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivable Purchase Agreement (the “RPA”). Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility was amended in the fourth quarter of 2011 to extend maturity to December 2014. At September 30, 2012, the Company utilized the full amount permitted under the terms of the receivables securitization facility. The Company had $37 million of letters of credit outstanding under the receivables securitization facility at September 30, 2012. There were no letters of credit outstanding under the receivables securitization facility at December 31, 2011.

The receivables securitization facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was well within compliance with these covenants as of September 30, 2012.

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

Short-Term Debt

At September 30, 2012 and December 31, 2011, short-term borrowings were $19 million and $28 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 5.8% for September 30, 2012, and 7.4% for December 31, 2011.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended Sep. 30, 2012			Three Months Ended Sep. 30, 2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$3	$1	$4	$2	$1	$3
Interest cost	12	5	17	13	5	18
Expected return on plan assets	(15)	(7)	(22)	(16)	(5)	(21)
Amortization of actuarial loss	6	2	8	3	-	3

Net periodic pension cost	$6	$1	$7	$2	$1	$3

	Nine Months Ended Sep. 30, 2012			Nine Months Ended Sep. 30, 2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$7	$5	$12	$6	$4	$10
Interest cost	37	17	54	40	18	58
Expected return on plan assets	(45)	(20)	(65)	(48)	(19)	(67)
Amortization of actuarial loss	18	4	22	9	1	10

Net periodic pension cost	$17	$6	$23	$7	$4	$11

During July of 2012, Congress passed the “Moving Ahead for Progress in the 21st Century Act,” which included pension funding stabilization provisions. The measure, which is designed to stabilize the discount rate used to determine funding requirements from the effects of interest rate volatility, reduces the Company’s United States Pension Plan contributions by approximately $21 million during 2012.

The Company now expects to contribute approximately $32 million in cash to the United States Pension Plans and another $21 million to non-United States plans during 2012. The Company made cash contributions of approximately $42 million to the plans during the nine months ended September 30, 2012.

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

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$1	$-	$2	$2
Interest cost	2	4	8	11
Amortization of prior service cost	(1)	-	(3)	-
Amortization of actuarial gain	(1)	-	(2)	(1)

Net periodic benefit cost	$1	$4	$5	$12

13.	CONTINGENT LIABILITIES AND OTHER MATTERS

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

Environmental Matters

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At September 30, 2012, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2012, our reserve for such liabilities was $6 million.

14.	STOCK COMPENSATION

2010 Stock Plan

On April 22, 2010, the Company’s stockholders approved the Owens Corning 2010 Stock Plan (the “2010 Stock Plan”), which replaced the Owens Corning 2006 Stock Plan (the “2006 Stock Plan”), as amended and restated. The 2010 Stock Plan authorizes grants of stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. At September 30, 2012, the number of shares remaining available under the 2010 Stock Plan for all stock awards was 2.8 million.

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

During the nine months ended September 30, 2012, 409,700 stock options were granted with a weighted-average grant date fair value of $15.27. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 45.8%, expected dividends of 0%, expected term of 6.26 years and a risk-free interest rate of 1.1%.

During the three and nine months ended September 30, 2012, the Company recognized expense of $1 million and $3 million respectively, related to the Company’s stock options. During the three and nine months ended September 30, 2011, the Company recognized expense of $1 million and $3 million respectively, related to the Company’s stock options. As of September 30, 2012, there was $9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.68 years. The total aggregate intrinsic value of options outstanding as of September 30, 2012 and 2011 was $19 million and $6 million.

The following table summarizes the Company’s stock option activity for the nine months ended Sep. 30, 2012:

	Nine Months Ended Sep. 30, 2012
	Number of Options	Weighted-Average Exercise Price
Beginning Balance	3,293,545	$26.26
Granted	409,700	33.73
Exercised	(397,045)	22.53
Forfeited	(130,375)	28.42

Ending Balance	3,175,825	$27.60

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at Sep. 30, 2012	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price

$7.57- $34.94	3,175,825	5.85	$27.60	2,193,858	4.86	$27.00

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

During the three and nine months ended September 30, 2012, the Company recognized expense of $3 million and $11 million respectively, related to the Company’s restricted stock. During the three and nine months ended September 30, 2011, the Company recognized expense of $4 million and $10 million respectively. As of September 30, 2012, there was $26 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.80 years. The total fair value of shares vested during the nine months ended September 30, 2012 and 2011 was $11 million and $8 million, respectively.

A summary of the status of the Company’s plans that had restricted stock issued as of September 30, 2012, and changes during the nine months ended September 30, 2012, are presented below.

	Nine Months Ended Sep. 30, 2012
	Number of Shares	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,941,742	$19.74
Granted	617,082	33.39
Vested	(512,409)	22.13
Forfeited	(136,230)	28.25

Ending Balance	1,910,185	$22.90

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

In the first nine months of 2012, the Company granted PSUs. The 2012 grant vests after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the respective three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For all PSUs, respectively during the three and nine months ended September 30, 2012, the Company recognized expense of $5 million and $11 million, respectively. During the three and nine months ended September 30, 2011, the Company recognized income of $9 million and expense of $2 million, respectively, related to PSUs. As of September 30, 2012, there was $12 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.83 years.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION (continued)

2012 Grant

For the 2012 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the nine-month period ended September 30, 2012, the Company estimated the fair value of the PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 36.9%, a risk free rate of 0.3% and an expected term of 2.27 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning September 30, 2012, to the end of the three-year performance period.

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

A summary of the status of the Company’s plans that had issued PSUs as of September 30, 2012, and changes during the nine months ended September 30, 2012, are presented below:

	Nine Months Ended Sep. 30, 2012
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	508,616	$42.24
Granted	256,400	47.97
Forfeited	(79,776)	43.27

Ending Balance	685,240	$44.26

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	EARNINGS PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2012	2011	2012	2011
Net earnings attributable to Owens Corning	$44	$124	$37	$226

Weighted-average number of shares outstanding used for basic earnings per share	117.9	121.7	119.8	123.2
Non-vested restricted and performance shares	0.6	0.6	0.5	0.6
Options to purchase common stock	0.3	0.3	0.3	0.4

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	118.8	122.6	120.6	124.2

Earnings per common share attributable to Owens Corning common stockholders:

Basic	$0.37	$1.02	$0.31	$1.83
Diluted	$0.37	$1.01	$0.31	$1.82

Basic earnings per share is calculated by dividing earnings attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

On April 19, 2012, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The 2012 Repurchase Program is in addition to the share buy-back program announced August 4, 2010, (the “2010 Repurchase Program” and collectively with the 2012 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. During the nine months ended September 30, 2012, 3.7 million shares were repurchased under the Repurchase Programs. As of September 30, 2012, 10 million shares remain available for repurchase under the Repurchase Programs.

For the three and nine months ended September 30, 2012, the number of shares used in the calculation of diluted earnings per share did not include 0.3 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For the three and nine months ended September 30, 2011, the number of shares used in the calculation of diluted earnings per share did not include 0.3 and 0.2 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of September 30, 2012 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10	$10	$-	$-
Term deposits	$8	$8	$-	$-
Derivative assets	$1	$-	$1	$-

Total assets	$19	$18	$1	$-

Liabilities:
Derivative liabilities	$(3)	$-	$(3)	$-

Total liabilities	$(3)	$-	$(3)	$-

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

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $51 million as of September 30, 2012.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

16.	FAIR VALUE MEASUREMENT (continued)

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of September 30, 2012, the Company’s 6.50% senior notes due 2016 were trading at approximately 114% of par value, the 7.00% senior notes due 2036 were trading at approximately 110% of par value and the 9.00% senior notes due 2019 were trading at approximately 128% of par value.

At September 30, 2012, the Company determined that the book value of the remaining long-term debt instruments approximates market value. This approach, using level 1 inputs and utilizing indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $628 million.

17.	INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2012, was a benefit of $14 million and an expense of $8 million, respectively. For the third quarter and year-to-date 2012, the Company’s effective tax rate was (47)% and 17%, respectively. The third quarter 2012 effective tax rate is reflective of a cumulative adjustment attributable to lower estimated tax expense for 2012. For both periods, the difference between the effective tax rate and the statutory rate of 35% is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position and various tax planning initiatives.

Income tax expense for the three and nine months ended September 30, 2011, was $23 million and $63 million, respectively. The Company’s effective tax rate for the third quarter 2011 was 15%. Excluding the effect of discrete items related to the reversal of the valuation allowance and uncertain tax positions, in the nine months ended September 30, 2011, the Company’s adjusted effective tax would have been 28%. The difference between the adjusted effective tax rate for both the quarter and the year-to-date and the statutory rate of 35% is primarily attributable to the benefit of lower foreign tax rates and various tax planning initiatives.

18.	SUBSEQUENT EVENTS

On October 17, 2012, the Company issued $600 million of Senior Notes to refinance portions of our 2016 Senior Notes, our 2019 Senior Notes and pay down our Senior Revolving Credit Facility. Interest on the notes is payable semiannually in arrears on June 15 and December 15 each year, beginning on June 15, 2013. The notes have a 10 year maturity.

As a result of refinancing portions of our Senior Notes, we anticipate incurring a loss from debt extinguishment of approximately $75 million in the fourth quarter of 2012.

19.	ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, thus, whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company believes there will be no impact on its Consolidated Financial Statements.

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

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$895	$485	$(104)	$1,276
COST OF SALES	(3)	741	440	(104)	1,074

Gross margin	3	154	45	-	202
OPERATING EXPENSES
Marketing and administrative expenses	24	58	33	-	115
Science and technology expenses	-	15	5	-	20
Other expenses, net	(6)	24	(10)	-	8

Total operating expenses	18	97	28	-	143

EARNINGS BEFORE INTEREST AND TAXES	(15)	57	17	-	59
Interest expense, net	27	-	2	-	29

EARNINGS BEFORE TAXES	(42)	57	15	-	30
Less: Income tax benefit	(16)	11	(9)	-	(14)
Equity in net earnings of subsidiaries	70	25	-	(95)	-
Equity in net earnings (loss) of affiliates	-	(1)	1	-	-

NET EARNINGS	44	70	25	(95)	44
Less: Net earnings attributable to noncontrolling interest	-	-	-	-	-

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$44	$70	$25	$(95)	$44

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,028	$507	$(85)	$1,450
COST OF SALES	(6)	809	415	(85)	1,133

Gross margin	6	219	92	-	317
OPERATING EXPENSES
Marketing and administrative expenses	14	68	37	-	119
Science and technology expenses	-	16	4	-	20
Other expenses, net	(24)	6	19	-	1

Total operating expenses	(10)	90	60	-	140

EARNINGS BEFORE INTEREST AND TAXES	16	129	32	-	177
Interest expense, net	25	1	2	-	28

EARNINGS BEFORE TAXES	(9)	128	30	-	149
Less: Income tax expense	(2)	26	(1)	-	23
Equity in net earnings of subsidiaries	131	30	-	(161)	-
Equity in net earnings (loss) of affiliates	-	(1)	1	-	-

NET EARNINGS	124	131	32	(161)	126
Less: Net earnings attributable to noncontrolling interest	-	-	2	-	2

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$124	$131	$30	$(161)	$124

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$2,846	$1,461	$(294)	$4,013
COST OF SALES	-	2,353	1,327	(294)	3,386

Gross margin	-	493	134	-	627
OPERATING EXPENSES
Marketing and administrative expenses	86	190	104	-	380
Science and technology expenses	-	47	13	-	60
Charges related to cost reduction actions	-	-	36	-	36
Other expenses, net	(25)	34	10	-	19

Total operating expenses	61	271	163	-	495

EARNINGS BEFORE INTEREST AND TAXES	(61)	222	(29)	-	132
Interest expense, net	76	2	7	-	85

EARNINGS BEFORE TAXES	(137)	220	(36)	-	47
Less: Income tax expense	(52)	56	4	-	8
Equity in net earnings (loss) of subsidiaries	122	(41)	-	(81)	-
Equity in net earnings (loss) of affiliates	-	(1)	1	-	-

NET EARNINGS	37	122	(39)	(81)	39
Less: Net earnings attributable to noncontrolling interest	-	-	2	-	2

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$37	$122	$(41)	$(81)	$37

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$2,865	$1,527	$(253)	$4,139
COST OF SALES	(19)	2,371	1,242	(253)	3,341

Gross margin	19	494	285	-	798
OPERATING EXPENSES
Marketing and administrative expenses	40	248	107	-	395
Science and technology expenses	-	47	11	-	58
Other income, net	(81)	41	12	-	(28)

Total operating expenses	(41)	336	130	-	425

EARNINGS BEFORE INTEREST AND TAXES	60	158	155	-	373
Interest expense, net	79	(2)	4	-	81

EARNINGS BEFORE TAXES	(19)	160	151	-	292
Less: Income tax expense	(4)	35	32	-	63
Equity in net earnings (loss) of subsidiaries	241	118	-	(359)	-
Equity in net earnings of affiliates	-	(2)	3	-	1

NET EARNINGS	226	241	122	(359)	230
Less: Net earnings attributable to noncontrolling interest	-	-	4	-	4

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$226	$241	$118	$(359)	$226

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$44	$70	$25	$(95)	$44
Currency translation adjustment	28	-	-	-	28
Pension and other postretirement adjustment (net of tax)	(1)	-	-	-	(1)
Deferred income on hedging (net of tax)	2	-	-	-	2

COMPREHENSIVE EARNINGS	73	70	25	(95)	73
Less: Comprehensive earnings attributable to noncontrolling interest	-	-	-	-	-

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$73	$70	$25	$(95)	$73

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$124	$131	$32	$(161)	$126
Currency translation adjustment	(84)	-	-	-	(84)
Pension and postretirement adjustment (net of tax)	2	-	-	-	2
Deferred loss on hedging (net of tax)	(3)	-	-	-	(3)

COMPREHENSIVE EARNINGS	39	131	32	(161)	41
Less: Comprehensive earnings attributable to noncontrolling interest	-	-	2	-	2

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$39	$131	$30	$(161)	$39

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$37	$122	$(39)	$(81)	$39
Currency translation adjustment	9	-	-	-	9
Pension and other postretirement adjustment (net of tax)	(2)	-	-	-	(2)
Deferred income on hedging (net of tax)	3	-	-	-	3

COMPREHENSIVE EARNINGS	47	122	(39)	(81)	49
Less: Comprehensive earnings attributable to noncontrolling interest	-	-	2	-	2

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$47	$122	$(41)	$(81)	$47

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$226	$241	$122	$(359)	$230
Currency translation adjustment	(23)	-	-	-	(23)
Pension and postretirement adjustment (net of tax)	1	-	-	-	1
Deferred loss on hedging (net of tax)	(1)	-	-	-	(1)

COMPREHENSIVE EARNINGS	203	241	122	(359)	207
Less: Comprehensive earnings attributable to noncontrolling interest	-	-	4	-	4

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$203	$241	$118	$(359)	$203

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2012

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$-	$-	$51	$-	$51
Receivables, net	-	-	871	(101)	770
Due from affiliates	33	2,503	46	(2,582)	-
Inventories	-	466	327	-	793
Other current assets	(1)	60	96	-	155

Total current assets	32	3,029	1,391	(2,683)	1,769
Investment in subsidiaries	6,890	2,484	533	(9,907)	-
Due from affiliates	-	63	1,009	(1,072)	-
Property, plant and equipment, net	395	1,290	1,227	-	2,912
Goodwill	-	1,068	76	-	1,144
Intangible assets	-	944	313	(207)	1,050
Deferred income taxes	101	440	23	-	564
Other non-current assets	64	75	114	-	253

TOTAL ASSETS	$7,482	$9,393	$4,686	$(13,869)	$7,692

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28	$514	$426	$(101)	$867
Due to affiliates	1,371	-	1,211	(2,582)	-
Short-term debt	-	-	19	-	19
Long-term debt – current portion	-	2	4	-	6

Total current liabilities	1,399	516	1,660	(2,683)	892
Long-term debt, net of current portion	1,958	29	204	-	2,191
Due to affiliates	-	1,009	63	(1,072)	-
Pension plan liability	281	-	139	-	420
Other employee benefits liability	-	238	21	-	259
Deferred income taxes	-	-	43	-	43
Other liabilities	199	178	37	(207)	207
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Common stock	1	-	-	-	1
Additional paid in capital	3,917	6,539	2,040	(8,579)	3,917
Accumulated earnings	507	884	444	(1,328)	507
Accumulated other comprehensive deficit	(305)	-	-	-	(305)
Cost of common stock in treasury	(475)	-	-	-	(475)

Total Owens Corning stockholders’ equity	3,645	7,423	2,484	(9,907)	3,645
Noncontrolling interest	-	-	35	-	35

Total equity	3,645	7,423	2,519	(9,907)	3,680

TOTAL LIABILITIES AND EQUITY	$7,482	$9,393	$4,686	$(13,869)	$7,692

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$-	$-	$52	$-	$52
Receivables, net	-	-	730	(120)	610
Due from affiliates	529	2,369	-	(2,898)	-
Inventories	-	447	348	-	795
Other current assets	1	75	103	-	179

Total current assets	530	2,891	1,233	(3,018)	1,636
Investment in subsidiaries	6,587	2,374	533	(9,494)	-
Due from affiliates	-	63	997	(1,060)	-
Property, plant and equipment, net	384	1,278	1,242	-	2,904
Goodwill	-	1,069	75	-	1,144
Intangible assets	-	959	352	(238)	1,073
Deferred income taxes	71	448	19	-	538
Other non-current assets	60	72	100	-	232

TOTAL ASSETS	$7,632	$9,154	$4,551	$(13,810)	$7,527

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21	$553	$422	$(120)	$876
Due to affiliates	1,676	25	1,197	(2,898)	-
Short-term debt	8	-	20	-	28
Long-term debt – current portion	-	1	3	-	4

Total current liabilities	1,705	579	1,642	(3,018)	908
Long-term debt, net of current portion	1,709	29	192	-	1,930
Due to affiliates	-	997	63	(1,060)	-
Pension plan liability	293	-	142	-	435
Other employee benefits liability	-	247	20	-	267
Deferred income taxes	-	-	51	-	51
Other liabilities	224	182	27	(238)	195
Commitments and contingencies
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,907	6,357	1,889	(8,246)	3,907
Accumulated earnings	470	763	485	(1,248)	470
Accumulated other comprehensive deficit	(315)	-	-	-	(315)
Cost of common stock in treasury	(362)	-	-	-	(362)

Total Owens Corning stockholders’ equity	3,701	7,120	2,374	(9,494)	3,701
Noncontrolling interest	-	-	40	-	40

Total equity	3,701	7,120	2,414	(9,494)	3,741

TOTAL LIABILITIES AND EQUITY	$7,632	$9,154	$4,551	$(13,810)	$7,527

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(64)	$37	$120	$-	$93
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(22)	(123)	(90)	-	(235)
Proceeds from the sale of assets or affiliates	-	5	7	-	12

Net cash flow used for investing activities	(22)	(118)	(83)	-	(223)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,089	-	116	-	1,205
Payments on senior revolving credit and receivables securitization facilities	(835)	-	(94)	-	(929)
Payments on long-term debt	(4)	-	(9)	-	(13)
Net decrease in short-term debt	(8)	-	(1)	-	(9)
Purchases of noncontrolling interest	-	(22)	-	-	(22)
Purchases of treasury stock	(113)	-	-	-	(113)
Other intercompany loans	(52)	103	(51)	-	-
Other	9	-	-	-	9

Net cash flow provided by financing activities	86	81	(39)	-	128

Effect of exchange rate changes on cash	-	-	1	-	1

Net decrease in cash and cash equivalents	-	-	(1)	-	(1)
Cash and cash equivalents at beginning of period	-	-	52	-	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$51	$-	$51

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(50)	$97	$12	$-	$59
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(3)	(155)	(145)	-	(303)
Investment in subsidiaries and affiliates, net of cash acquired	-	(84)	-	-	(84)
Proceeds from the sale of assets or affiliates	-	3	78	-	81

Net cash flow used for investing activities	(3)	(236)	(67)	-	(306)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	805	-	202	-	1,007
Payments on senior revolving credit and receivables securitization facilities	(629)	-	-	-	(629)
Proceeds from long-term debt	-	-	6	-	6
Payments on long-term debt	-	-	(10)	-	(10)
Net decrease in short-term debt	-	-	17	-	17
Purchase of treasury stock	(138)	-	-	-	(138)
Other intercompany loans	50	139	(189)	-	-
Other	12	-	-	-	12

Net cash flow provided by financing activities	100	139	26	-.	265

Effect of exchange rate changes on cash	-	-	(20)	-	(20)

Net decrease in cash and cash equivalents	47	-	(49)	-	(2)
Cash and cash equivalents at beginning of period	3	-	49	-	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50	$-	$-	$-	$50

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We reported $59 million in earnings before interest and taxes (“EBIT”) for the third quarter 2012. We generated $81 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the third-quarter 2012. Third quarter EBIT in our Building Materials segment declined by $58 million and EBIT in our Composites segment declined by $38 million compared to the same period in 2011. The repositioning of our European assets remains on track with $22 million of charges recorded during the third quarter. See below for further information regarding adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning.

In our Composites segment, EBIT in the third quarter 2012 was $11 million compared to $49 million in the same period in 2011 driven primarily by start-up costs related to our new low-cost capacity in Russia and Mexico, inflation and slightly lower selling prices.

In our Building Materials segment, EBIT in the third quarter 2012 was $86 million, compared to $144 million in the same period in 2011. In our Roofing business, EBIT declined $73 million on lower sales volumes driven by weakness in the U.S. roofing shingle market. Our Insulation business delivered EBIT of $3 million in the third quarter 2012 compared to a loss of $12 million in the same period in 2011, on the strength of higher sales volumes, manufacturing productivity and improved capacity utilization.

We maintain a strong balance sheet with ample liquidity. We have access to an $800 million senior revolving credit facility with a July 2016 maturity date and a $250 million receivables securitization facility with a December 2014 maturity date. We have no other significant debt maturities before 2016.

We repurchased 1.1 million shares of the Company’s common stock for $31 million during the third quarter of 2012 under previously announced repurchase programs. As of September 30, 2012, 10 million shares remain available for repurchase under the authorized programs.

RECENT DEVELOPMENTS

On October 17, 2012, the Company issued $600 million of Senior Notes to refinance portions of our 2016 Senior Notes, our 2019 Senior Notes and pay down our Senior Revolving Credit Facility. Interest on the notes is payable semiannually in arrears on June 15 and December 15 each year, beginning on June 15, 2013. The notes have a 10 year maturity.

As a result of refinancing portions of our Senior Notes, we anticipate incurring a loss from debt extinguishment of approximately $75 million in the fourth quarter of 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2012	2011	2012	2011
Net sales	$1,276	$1,450	$4,013	$4,139
Gross margin	$202	$317	$627	$798
% of net sales	16%	22%	16%	19%
Charges related to cost reduction actions	$-	$-	$36	$-
Earnings before interest and taxes	$59	$177	$132	$373
Interest expense, net	$29	$28	$85	$81
Income tax (income) expense	$(14)	$23	$8	$63
Net earnings attributable to Owens Corning	$44	$124	$37	$226

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

Third quarter and year-to-date net sales decreased $174 million and $126 million, respectively, compared to the same periods in 2011. For both the third quarter and year-to-date comparisons, the decline in net sales was mainly due to lower sales volumes in our Roofing business, which were partially offset by higher sales volumes in our Insulation business, and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars in our Composites segment.

GROSS MARGIN

Gross margin in both the third-quarter and year-to-date included a $22 million and $73 million charge resulting from our European restructuring actions, respectively, both of which are reflected in cost of sales. The primary contributors to the remaining change in gross margin for both periods was a decrease in gross margin in our Roofing business, partially offset by an increase in Insulation gross margin, and a decrease in gross margin in our Composites segment.

CHARGES RELATED TO COST REDUCTION ACTIONS

During the first quarter of 2012, we took actions to improve the competitive position of our global manufacturing network through the closure or optimization of certain facilities in Europe. As a result of these actions, in addition to the charges recorded in cost of sales, we recognized $36 million in severance charges year-to-date in 2012, none of which occurred in the third quarter. The total charges related to cost reduction actions and related items for the three and nine months ended September 30, 2012, were $22 million and $109 million, respectively. No charges were taken in 2011 as a result of cost reduction actions.

EARNINGS BEFORE INTEREST AND TAXES

EBIT decreased by $118 million and $241 million, respectively, for the third quarter and year-to-date 2012 compared to the same periods in 2011. Third quarter and year-to-date EBIT in our Composites segment decreased by $38 million and $84 million, respectively, and EBIT in our Building Materials segment decreased by $58 million and $35 million, respectively, compared to the same periods in 2011. Corporate EBIT losses for the third quarter and year-to-date 2012 increased by $22 million and $122 million, respectively, compared to the same periods in 2011.

INTEREST EXPENSE, NET

Year-to-date 2012 interest expense was higher than in 2011 due primarily to higher average borrowing levels.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME TAX EXPENSE

The effective tax rate for the third quarter 2012 was negative 47 percent. The third quarter 2012 effective tax rate is reflective of a cumulative adjustment attributable to lower estimated tax expense for 2012. We estimate that the effective tax rate on adjusted earnings for the full year 2012 will be about 25 percent. The difference between the effective tax rate of 25 percent and the statutory rate of 35 percent is primarily attributable to lower foreign tax rates and various tax planning initiatives.

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

Adjusting items are shown in the table below (in millions), which are related to our European restructuring actions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Charges related to cost reduction actions and related items	$(22)	$-	$(109)	$-

Total adjusting items	$(22)	$-	$(109)	$-

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET EARNINGS ATTRIBUTABLE TO
OWENS CORNING	$44	$124	$37	$226
Less: Net earnings attributable to noncontrolling interests	—	2	2	4

NET EARNINGS	44	126	39	230
Equity in net earnings of affiliates	-	-	-	1
Income tax expense (benefit)	(14)	23	8	63

EARNINGS BEFORE TAXES	30	149	47	292
Interest expense, net	29	28	85	81

EARNINGS BEFORE INTEREST AND TAXES	59	177	132	373
Less: adjusting items from above	(22)	-	(109)	-

ADJUSTED EBIT	$81	$177	$241	$373

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2012	2011	2012	2011
Net sales	$459	$496	$1,433	$1,517
% change from prior year	-7%	4%	-6%	6%
EBIT	$11	$49	$68	$152
EBIT as a % of net sales	2%	10%	5%	10%
Depreciation and amortization expense	$30	$31	$91	$97

NET SALES

Third quarter and year-to-date net sales in our Composites business decreased $37 million and $84 million, respectively, compared to the same periods in 2011. For both the third-quarter and year-to-date comparisons, net sales were unfavorably impacted by approximately $30 million and $70 million, respectively, as a result of translating sales denominated in foreign currencies into United States dollars. For the third quarter, favorable mix was more than offset by the impact of lower sales volumes and slightly lower selling prices. For the year-to-date comparison, higher sales volumes and favorable mix were offset by slightly lower selling prices. The year-to-date comparison was unfavorably impacted by approximately $20 million from the May 2011 divestiture of our glass reinforcements facility in Capivari, Brazil.

EBIT

EBIT in our Composites business decreased $38 million and $84 million, respectively, for the third quarter and year-to-date 2012 compared to the same periods in 2011. For the quarter, about $15 million of the decline was due to start-up costs for our low-delivered-cost facilities in Mexico and Russia, as well as planned maintenance costs at one of our North American facilities. The remaining decline was driven equally by slightly lower selling prices, inflation and the impact of rebalancing supply and demand in our manufacturing network. For the year-to-date comparison, in addition to the $15 million in start-up and planned maintenance costs discussed above, about $50 million of the decline in EBIT was driven equally by inflation and slightly lower selling prices. The remaining decline was due to the impact of rebalancing supply and demand in our manufacturing network and the benefit from resolution of an acquisition liability in the first quarter of 2011.

OUTLOOK

Global glass reinforcements market demand has grown on average with global industrial production and we believe this relationship will continue. In 2011, global glass reinforcements market demand grew less than the historical average of five percent driven by weaknesses in European industrial production. As previously announced, we took actions in the first quarter of 2012 to close or optimize certain facilities in Europe and other actions that align with our objectives in the region to improve our competiveness. We anticipate incurring charges of approximately $130 million related to these actions in 2012 and 2013. For the year-to-date, we recognized $109 million in charges associated with these actions.

For 2012, the current market outlook for Composites demand will be impacted by lower global industrial production, particularly in Europe, as well as the weaker U.S. roofing market. To respond to this weaker environment, we have initiated further production curtailments to bring inventories in line with previously discussed year-end targets. Based on these market conditions, we no longer expect second half 2012 financial performance to be stronger than the first half of the year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Building Materials segment and our businesses within this segment (in millions):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2012	2011	2012	2011
Net sales
Insulation	$384	$365	$1,055	$981
Roofing	471	644	1,664	1,785

Total Building Materials	$855	$1,009	$2,719	$2,766
% change from prior year	-15%	36%	-2%	10%

EBIT
Insulation	$3	$(12)	$(47)	$(97)
Roofing	83	156	289	374

Total Building Materials	$86	$144	$242	$277
EBIT as a % of net sales	10%	14%	9%	10%

Depreciation and amortization expense
Insulation	$28	$30	$80	$89
Roofing	10	10	28	31

Total Building Materials	$38	$40	$108	$120

NET SALES

Third quarter and year-to-date net sales in our Building Materials segment decreased $154 million and $47 million, respectively, compared to the same periods in 2011. For the quarter, net sales decreased due primarily to lower sales volumes in our Roofing business. For the year-to-date comparison, higher sales volumes within our Insulation business were more than offset by lower sales volumes in our Roofing business.

In our Roofing business, net sales decreased $173 million and $121 million in the third quarter and year-to-date 2012, compared to the same periods in 2011, respectively. For the third quarter, lower sales volumes drove about a 20 percent decrease in net sales. The remaining difference was driven primarily by unfavorable mix. For the year-to-date comparison, the decline in net sales was due to lower sales volumes, which was partially offset by higher selling prices.

In our Insulation business, net sales increased $19 million and $74 million in the third quarter and year-to-date 2012, compared to the same periods in 2011. Sales volumes were higher by approximately $25 million in the third quarter and approximately $100 million year-to-date 2012. For both periods, the impact of higher sales volumes was partially offset by unfavorable mix. Our experience shows that our residential insulation demand lags United States housing starts by approximately three months.

EBIT

EBIT for our Building Materials segment decreased $58 million and $35 million in the third quarter and year-to-date 2012, compared to the same periods in 2011, respectively. Our Insulation business narrowed EBIT losses on higher sales volumes, favorable manufacturing productivity and improved capacity utilization; however this was more than offset by lower sales volumes and inflation costs within our Roofing business.

In our Roofing business, EBIT decreased $73 million and $85 million in the third quarter and year-to-date 2012 compared to the same periods in 2011, respectively. For the quarter, approximately three-quarters of the decrease in EBIT was driven by

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

lower sales volumes. Slightly lower selling prices and higher manufacturing costs contributed equally to the remaining decrease in the quarter. For the year-to-date comparison, higher selling prices were more than offset by lower sales volumes and raw material inflation, primarily asphalt.

In our Insulation business, we delivered $3 million in EBIT in the third quarter compared to a loss of $12 million in the same period in 2011, and we have narrowed EBIT losses by $50 million year-to-date 2012. For the third quarter, the increase in EBIT was about equally driven by higher sales volumes, manufacturing productivity and improved capacity utilization. For the year-to-date comparison the improvement in EBIT was about equally driven by manufacturing productivity and improved capacity utilization. Higher sales volumes during the year-to-date period were offset by unfavorable mix.

OUTLOOK

While the recent information on United States housing starts has been positive, the timing and pace of recovery remains uncertain.

In our Roofing business, weakness experienced during the latter part of the third quarter is not expected to improve for the remainder of the year. However, we expect the factors that have driven margins in recent years will continue to deliver profitability in this business. Uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

In our Insulation business, the Company expects to continue to significantly narrow losses throughout the remainder of 2012 based on an improving U.S. housing market, as well as continued operating leverage in the business. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of demand-driven weakness associated with United States new construction.

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2012	2011	2012	2011
Charges related to cost reduction actions and related items	$(22)	$-	$(109)	$(17)
Gain on sale of Capivari, Brazil, facility	-	-	-	16
General corporate expense and other	(16)	(16)	(69)	(55)

EBIT	$(38)	$(16)	$(178)	$(56)

Depreciation and amortization	$21	$7	$70	$26

EBIT

In Corporate, Other and Eliminations, EBIT losses for the third quarter and year-to-date 2012 were $38 million and $178 million, respectively. For the third quarter and year-to-date periods, we recorded $22 million and $109 million in charges related to cost reduction actions and related items, respectively, to improve our competitive position in Europe, which consist primarily of severance and accelerated depreciation charges.

For the third quarter of 2012, general corporate expense and other was flat compared to the same period in 2011, as higher non-service pension costs were offset by reduced general corporate spending. For the year-to-date 2012 comparison, general corporate expense and other increased $14 million, compared to the same period in 2011. Incentive compensation expense decreased by approximately $5 million, which was more than offset by higher non-service pension costs of approximately

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

$10 million and reduced foreign currency gains of approximately $5 million. In addition, we also recognized gains from the sale of precious metal used in production tooling.

Depreciation and amortization increased $14 million for the third quarter and $44 million year-to-date 2012, compared to the same period in 2011. For both periods, the increase was due primarily to recognition of accelerated depreciation related to our European restructuring plan initiated during the first quarter of 2012.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We have an $800 million senior revolving credit facility and a $250 million receivables securitization facility, which serve as our primary sources of liquidity. Our senior revolving credit facility matures in July 2016, and our receivables securitization facility matures in December 2014. We have no other significant debt maturities before 2016. As of September 30, 2012, the receivables securitization facility was fully utilized and we had $395 million available on the senior revolving credit facility. As of September 30, 2012, we had $ 2.2 billion of total debt and cash-on-hand of $51 million.

Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of September 30, 2012, and December 31, 2011, we had approximately $48 and $46 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested.

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

The credit agreement applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of these types. The senior revolving credit facility includes a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were well within compliance with these covenants as of September 30, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2012	2011	2012	2011
Cash balance	$51	$50	$51	$50
Cash provided by operating activities	$133	$193	$93	$59
Cash used for investing activities	$(67)	$(171)	$(223)	$(306)
Cash provided by (used for) financing activities	$(71)	$-	$128	$265
Unused committed credit available under the senior revolving credit facility	$395	$612	$395	$612

Operating activities: For year-to-date 2012, we generated $93 million of cash for operating activities compared to $59 million in the same period in 2011. Cash used for both working capital requirements and pension contributions were lower in 2012 than in 2011.

Investing activities: For year-to-date 2012, cash flow used for investing activities decreased $83 million compared to the same period in 2011. In 2012, we spent $68 million less in additions to plant and equipment. In 2011, we acquired two North American Building Materials facilities for $84 million, which was partially offset by $55 million in proceeds from the sale of our Composites glass reinforcement facility in Capivari, Brazil.

Financing activities: Cash provided by financing activities was $137 million lower year-to-date 2012, compared to the same period in 2011. The decrease in cash provided by financing was due to fewer cash needs for working capital slightly offset by a reduction in share repurchases during 2012 compared to 2011. In 2012, we also purchased the noncontrolling interest of one of the Company’s consolidated subsidiaries, Northern Elastomeric Incorporated (“NEI), for $22 million.

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

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3 billion. As of September 30, 2012, our federal tax net operating losses remaining were $2.2 billion. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50 percent or more in the ownership positions of certain stockholders during a rolling three-year period. Our initial three-year period for measuring an ownership change started at October 31, 2006.

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

Pension Contributions

The Company has several defined-benefit pension plans. The Company made cash contributions of approximately $42 million and $104 million to the plans during the nine months ended September 30, 2012 and 2011, respectively. In 2011, trends in interest rates led to increased pension contributions required to maintain our funded status. The effect of new legislation passed by United States Congress in June 2012 reduced our previously expected cash contributions by approximately $21 million during 2012. The Company now expects to contribute $53 million in cash to its global pension plans during 2012. See Note 12 for further discussion. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws and market conditions.

Derivatives

In the normal course of business, the Company is exposed to, among other risks, the impact of changes in commodity prices, foreign currency exchange rates and interest rates. To mitigate some of the near-term volatility in our earnings and cash flows, we use financial and derivative instruments to hedge certain exposures, principally currency- and energy-related. The Company does not enter into such transactions for trading purposes. Our current hedging practice is to hedge a variable percentage of certain energy and energy-related exposures. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures, and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures. See Note 4 to the Consolidated Financial Statements for further discussion.

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

Contractual Obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. During the nine months ended September 30, 2012, there were no material changes to such contractual obligations outside the ordinary course of our business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. In the nine months ended September 30, 2012, our RIR remained consistent with our full year performance throughout 2011.

ADOPTION OF NEW ACCOUNTING STANDARDS

In July 2012, the Financial Accounting Standards Board issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, thus, whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company believes there will be no impact on its Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At September 30, 2012, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2012, our reserve for such liabilities was $6 million.

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

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2012	1,073,093		$28.31	1,073,035	10,022,607
August 1-31, 2012	1,127		31.37	-	10,022,607
September 1-30, 2012	22,653		33.08	22,607	10,000,000

Total	1,096,873	*	$28.41	1,095,642

*	The Company retained 1,231 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On April 25, 2012, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning’s outstanding common stock. This was in addition to the share buy-back program authorized in August, 2010 that had 3.7 million shares remaining as of April 25, 2012. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report under this Item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	October 24, 2012	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	October 24, 2012	By:	/s/ Kelly J. Schmidt
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