Form 10-K
period 2012-12-31
Owens Corning
filed 2013-02-20
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☑      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

On June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of $0.01 par value common stock (the voting stock of the registrant) held by non-affiliates (assuming for purposes of this computation only that the registrant had no affiliates) was approximately $3,399,539,760.

As of January 31, 2013, 118,271,623 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Owens Corning’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 18, 2013 (the “2013 Proxy Statement”) are incorporated by reference into Part III hereof.

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

SEGMENT OVERVIEW

We operate within two segments: Composites, which includes our Reinforcements and Downstream businesses; and Building Materials, which includes our Insulation and Roofing businesses. Our Composites and Building Materials reportable segments accounted for approximately 35% and 65% of our total reportable segment net sales, respectively, in 2012.

Note 2 to the Consolidated Financial Statements contains information regarding net sales to external customers and total assets attributable to each of Owens Corning’s reportable segments and geographic regions, earnings before interest and taxes for each of Owens Corning’s reportable segments, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2012, 2011 and 2010.

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

ITEM 1.	BUSINESS (continued)

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

Demand for Owens Corning’s insulating products is driven by new residential construction, remodeling and repair activity, commercial and industrial construction activity, increasingly stringent building codes and the growing need for energy efficiency. Sales in this business typically follow seasonal home improvement, remodeling and renovation and new construction industry patterns. Demand for new residential construction typically follows on a three-month lagged basis. The peak season for home construction and remodeling in our geographic markets generally corresponds with the second and third calendar quarters, and therefore, our sales levels are typically higher during the second half of the year.

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

GENERAL

Major Customers

No one customer accounted for more than 10% of our consolidated net sales for 2012. A significant portion of the net sales in our Building Materials segment is generated from large United States home improvement retailers.

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

We have issued royalty-bearing patent licenses to companies in several foreign countries.

ITEM 1.	BUSINESS (continued)

Including registered trademarks for the Owens Corning logo and the color PINK, Owens Corning has approximately 250 trademarks registered in the United States and approximately 1,500 trademarks registered in other countries. Owens Corning has approximately 400 patents in the United States and approximately 1,300 patents issued in other countries.

Backlog

Our customer volume commitments are generally short-term, and we do not have a significant backlog of orders.

Research and Development

The Company’s research and development expense during each of the last three years is presented in the table below (in millions):

Period	Research and Development Expense
Twelve Months Ended December 31, 2012	$79
Twelve Months Ended December 31, 2011	$77
Twelve Months Ended December 31, 2010	$76

Environmental Control

Owens Corning is committed to complying with all environmental laws and regulations that are applicable to our operations. We are dedicated to continuous improvement in our environmental, health and safety performance.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $33 million in 2012. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

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

We have been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2012, we had environmental remediation liabilities as a PRP at 19 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2012, our reserve for such liabilities was $7 million.

ITEM 1.	BUSINESS (continued)

Number of Employees

As of December 31, 2012 Owens Corning had approximately 15,000 employees. Approximately 7,100 of such employees are subject to collective bargaining agreements. We believe that our relations with employees are good.

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

A portion of our products are used in the markets for residential and commercial construction, repair and improvement, and demand for certain of our products is affected in part by the level of new residential construction in the United States, although typically not until a number of months after the change in the level of construction. Historically, construction activity has been cyclical and is influenced by prevailing economic conditions, including the level of interest rates and availability of financing and other factors outside our control.

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

•

one or more of the financial institutions syndicated under the Credit Agreement applicable to our committed senior revolving credit facility may cease to be able to fulfill their funding obligations, which could materially adversely impact our liquidity;

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

All of the markets we serve are highly competitive. We compete with manufacturers and distributors, both within and outside the United States, in the sale of building products and composite products. Some of our competitors may have superior financial, technical, marking and other resources than we do. In some cases, we face competition from manufacturers in countries able to produce similar products at lower costs. We also face competition from the introduction by competitors of new products or technologies that may address our customers’ needs in a better manner, whether based on considerations of pricing, usability, effectiveness, sustainability or other features or benefits. If we are not able to successfully commercialize our innovation

ITEM 1A.	RISK FACTORS (continued)

efforts, we may lose market share. Price competition or overcapacity may limit our ability to raise prices for our products when necessary, may force us to reduce prices and may also result in reduced levels of demand for our products and cause us to lose market share. In addition, in order to effectively compete, we must continue to develop new products that meet changing consumer preferences and successfully develop, manufacture and market these new products. Our inability to effectively compete could result in the loss of customers and reduce the sales of our products, thereby adversely impacting our business, financial condition and results of operations.

Our sales may fall rapidly in response to declines in demand because we do not operate under long-term volume agreements to supply our customers and because of customer concentration in certain segments.

Many of our customer volume commitments are short-term; therefore, we do not have a significant manufacturing backlog. As a result, we do not benefit from the hedge provided by long-term volume contracts against downturns in customer demand and sales. Further, we are not able to immediately adjust our costs in response to declines in sales. In addition, although no single customer represents more than 10% of our annual sales, sales of some of the products in our building materials product category are dependent on a limited number of customers, who account for a significant portion of such sales. The loss of key customers for these products, or a significant reduction in sales to those customers, could significantly reduce our revenues from these products. In addition, if key customers experience financial pressure, they could attempt to demand more favorable contractual terms, which would place additional pressure on our margins and cash flows. Lower demand for our products could adversely impact our business, financial condition and results of operations.

Adverse weather conditions and the level of severe storms could have a material adverse impact on our results of operations.

Weather conditions and the level of severe storms can have a significant impact on the markets for residential and commercial construction, repair and improvement, which can in turn impact our business as follows:

•	Generally, any weather conditions that slow or limit residential or commercial construction activity can adversely impact demand for our products.

•

A portion of our annual product demand is attributable to the repair of damage caused by severe storms. In periods with below average levels of severe storms, demand for such products could be reduced.

Lower demand for our products as a result either of these scenarios could adversely impact our business, financial condition and results of operations.

Our level of indebtedness could adversely impact our business, financial condition or results of operations.

Our debt level and degree of leverage could have important consequences, including the following:

•	they may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations could be required for the payment of principal and interest on our indebtedness and may not be available for other business purposes;

•	certain of our borrowings are at variable rates of interest exposing us to the risk of increased interest rates;

•	if due to liquidity needs we must replace any indebtedness upon maturity, we would be exposed to the risk that we may not be able to refinance such indebtedness;

ITEM 1A.	RISK FACTORS (continued)

•	they may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out important capital spending.

In addition, the credit agreement governing our senior credit facility, the indentures governing our senior notes and the Receivables Purchase Agreement governing our receivables securitization facility contain various covenants that impose operating and financial restrictions on us and/or our subsidiaries.

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

We may be exposed to increases in costs of energy, materials and transportation or reductions in availability of materials and transportation, which could reduce our margins and have a material adverse impact on our business, financial condition and results of operations.

Our business relies heavily on certain commodities and raw materials used in our manufacturing processes. Additionally, we spend a significant amount on natural gas inputs and services that are influenced by energy prices, such as asphalt, a large number of chemicals and resins and transportation costs. Price increases for these inputs could raise costs and reduce our margins if we are not able to offset them by increasing the prices of our products, improving productivity or hedging where appropriate. Availability of certain of the raw materials we use has, from time to time, been limited, and our sourcing of some of these raw materials from a limited number of suppliers, and in some cases a sole supplier, increases the risk of unavailability. Despite our contractual supply agreements with many of our suppliers, it is possible that we could experience a lack of certain raw materials which could limit our ability to produce our products, thereby adversely impacting our business, financial condition and results of operations.

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

Should the Company determine that it is likely that its recorded NOL benefits are not realizable, the Company would be required to reduce the NOL tax benefit reflected on its financial statements to the net realizable amount either by a direct adjustment to the NOL tax benefit or by establishing a valuation reserve and recording a corresponding charge to current earnings. The corresponding charge to current earnings would have an adverse effect on the Company’s financial condition and results of operations in the period in which it is recorded. Conversely, if the Company is required to increase its NOL tax benefit either by a direct adjustment or reversing any portion of the accounting valuation against its deferred tax assets related to its NOLs, such credit to current earnings could have a positive effect on the Company’s business financial condition and results of operations in the period in which it is recorded.

Our operations require substantial capital, leading to high levels of fixed costs that will be incurred regardless of our level of business activity.

Our businesses are capital intensive, and regularly require capital expenditures to expand operations, maintain equipment, increase operating efficiency and comply with applicable laws and regulations, leading to high fixed costs, including depreciation expense. Also, increased regulatory focus could lead to additional or higher costs in the future. We are limited in our ability to reduce fixed costs quickly in response to reduced demand for our products and these fixed costs may not be fully absorbed, resulting in higher average unit costs and lower gross margins if we are not able to offset this higher unit cost with price increases. Alternatively, we may be limited in our ability to quickly respond to unanticipated increased demand for our products, which could result in an inability to satisfy demand for our products and loss of market share.

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

We are subject to risks associated with our international operations.

We sell products and operate plants throughout the world. Our international sales and operations are subject to risks and uncertainties, including:

•	difficulties and costs associated with complying with a wide variety of complex and changing laws, treaties and regulations;

•	limitations on our ability to enforce legal rights and remedies;

•	economic and political conditions, war and civil disturbance;

•	tax rate changes;

•	tax inefficiencies and currency exchange controls that may adversely impact our ability to repatriate cash from non-United States subsidiaries;

•	the imposition of tariffs or other import or export restrictions;

•	costs and availability of shipping and transportation;

•	nationalization of properties by foreign governments; and

•	currency exchange rate fluctuations between the United States dollar and foreign currencies.

As we continue to expand our business globally, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely impact our business outside the United States and our business, financial condition and results of operations.

In addition, we operate in many parts of the world that have experienced governmental corruption and we could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Although we mandate compliance with these anti-bribery laws and maintain an anti-corruption compliance program, we cannot assure you that these measures will necessarily prevent violations of these laws by our employees or agents. If we were found to be liable for FCPA violations, we could be liable for criminal or civil penalties or other sanctions, which could have a material adverse impact on our business, financial condition and results of operations.

If our efforts in acquiring and integrating other businesses, establishing joint ventures or expanding our production capacity are not successful, our business may not grow.

We have historically grown our business through acquisitions, joint ventures and the expansion of our production capacity. Our ability to grow our business through these investments depends upon our ability to identify, negotiate and finance suitable arrangements. If we cannot successfully execute on our investments on a timely basis, we may be unable to generate sufficient revenue to offset acquisition, integration or expansion costs, we may incur costs in excess of what we anticipate, and our expectations of future results of operations, including

ITEM 1A.	RISK FACTORS (continued)

cost savings and synergies, may not be achieved. Acquisitions, joint ventures and production capacity expansions involve substantial risks, including:

•	unforeseen difficulties in operations, technologies, products, services, accounting and personnel;

•	diversion of financial and management resources from existing operations;

•	unforeseen difficulties related to entering geographic regions or markets where we do not have prior experience;

•	risks relating to obtaining sufficient equity or debt financing;

•	difficulty in integrating the acquired business’ standards, processes, procedures and controls with our existing operations;

•	potential loss of key employees; and

•	potential loss of customers.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally. Future acquisitions and investments could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could have a material adverse impact on our business, financial condition. Also, the anticipated benefits of our investments may not materialize.

Our intellectual property rights may not provide meaningful commercial protection for our products or brands, which could adversely impact our business, financial condition and results of operations.

Owens Corning relies on its proprietary intellectual property, including numerous registered trademarks, as well as its licensed intellectual property. We monitor and protect against activities that might infringe, dilute, or otherwise harm our patents, trademarks and other intellectual property and rely on the patent, trademark and other laws of the United States and other countries. However, we may be unable to prevent third parties from using our intellectual property without our authorization. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could harm our competitive position and have a material adverse impact on our business, financial condition and results of operations. In addition, the laws of some non-United States jurisdictions provide less protection for our proprietary rights than the laws of the United States and we therefore may not be able to effectively enforce our intellectual property in these jurisdictions. If we are unable to maintain certain exclusive licenses, our brand recognition could be adversely impacted. Current employees, contractors and suppliers have, and former employees, contractors and suppliers may have, access to information regarding our operations which could be disclosed improperly and in breach of contract to our competitors or otherwise used to harm us.

We could face potential product liability and warranty claims, we may not accurately estimate costs related to such claims, and we may not have sufficient insurance coverage available to cover such claims.

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

ITEM 1A.	RISK FACTORS (continued)

In addition, consistent with industry practice, we provide warranties on many of our products and we may experience costs of warranty or breach of contract claims if our products have defects in manufacture or design or they do not meet contractual specifications. We estimate our future warranty costs based on historical trends and product sales, but we may fail to accurately estimate those costs and thereby fail to establish adequate warranty reserves for them. We maintain insurance coverage to protect us against product liability, warranty and breach of contract claims, but that coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or that exceeds our established reserves could materially and adversely impact our business, financial condition and results of operations.

We are subject to litigation in the ordinary course of business and uninsured judgments or a rise in insurance premiums may adversely impact our business, financial condition and results of operations.

In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. In the future, we may not be able to maintain insurance at commercially acceptable premium levels at all. In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations. We cannot assure that the outcome of all current or future litigation will not have a material adverse impact on the Company and its results of operations.

We depend on our senior management team and other skilled and experienced personnel to operate our business effectively, and the loss of any of these individuals or the failure to attract additional personnel could adversely impact our business financial condition and results of operations.

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

Our credit ratings are important to our cost of capital. The major debt rating agencies routinely evaluate our debt based on a number of factors, which include financial strength and business risk as well as transparency with rating agencies and timeliness of financial reporting. A downgrade in our debt rating could result in increased interest and other expenses on our existing variable interest rate debt, and could result in increased interest and other financing expenses on future borrowings. Downgrades in our debt rating could also restrict our access to capital markets and affect the value and marketability of our outstanding notes.

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

We are subject to risks relating to our information technology systems, and any failure to adequately protect our critical information technology systems could materially affect our operations.

We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. Information technology system failures, network disruptions or breaches of security could disrupt our operations, causing delays or cancellation of customer orders or impeding the manufacture or shipment of products, processing of transactions or reporting of financial results. An attack or other problem with our systems could also result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees, which could result in significant damage to our business and our reputation.

We have put in place security measures designed to protect against the misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information, or disruption of our operations. However, advanced cyber-security threats, such as computer viruses, attempts to access to information, and other security breaches, are persistent and continue to evolve making them increasingly difficult to identify and prevent. Protecting against these threats may require significant resources, and we may not be able to implement measures that will protect against all of the significant risks to our information technology systems. In addition, we rely on a number of third party service providers to execute certain business processes and maintain certain IT systems and infrastructure, any breach of security on their part could impair our ability to affectively operate. Moreover, our operations in certain locations, such as China, may be particularly vulnerable to security attacks or other problems. Any breach of our security measures could result in unauthorized access to and misappropriation of our information, corruption of data or disruption of operations or transactions, any of which could have a material adverse effect on our business.

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

As a holding company, most of our assets are held by our direct and indirect subsidiaries and we will primarily rely on dividends and other payments or distributions from our subsidiaries to meet our debt service and other obligations and to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends or other payments), agreements of those subsidiaries, agreements with any co-investors in non-wholly-owned subsidiaries, the terms of our credit facility and senior notes and the covenants of any future outstanding indebtedness we or our subsidiaries may incur.

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

Composites

Our Composites segment operates out of 30 manufacturing facilities. Principal manufacturing facilities for our Composites segment, all of which are owned by us except the Ibaraki, Japan facility, which is leased, include the following:

Amarillo, Texas	Kimchon, Korea
Anderson, South Carolina	L’Ardoise, France
Chambery, France	Rio Claro, Brazil
Gous, Russia	Tlaxcala, Mexico
Hangzhou, Zhejiang, China	Yuhang, China
Ibaraki, Japan	Taloja, India
Jackson, Tennessee

Building Materials

Our Building Materials segment operates out of 60 manufacturing facilities, primarily in North America. These facilities are summarized below by each of the businesses within our Building Materials segment.

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

Not applicable

EXECUTIVE OFFICERS OF OWENS CORNING

The name, age and business experience during the past five years of Owens Corning’s executive officers as of February 20, 2013 are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age	Position*
John W. Christy (54)	Senior Vice President, General Counsel and Secretary since December 2011; formerly Vice President, Interim General Counsel and Secretary (2011), Vice President Deputy General Counsel (2010) and Vice President and Assistant General Counsel, Transactions and Business.

Charles E. Dana (57)	Group President, Building Materials since December 2010; formerly Group President, Composite Solutions (2008) and Vice President and President, Composite Solutions Business.

Arnaud Genis (48)	Group President, Composite Solutions since December 2010; formerly Vice President and Managing Director, European Composite Solutions Business (2007), President of Saint-Gobain Reinforcement and Composites Business and Textile Solutions Business, Paris.

Michael C. McMurray (48)	Senior Vice President and Chief Financial Officer since August 2012; formerly Vice President Finance, Building Materials Group (2011), Vice President Investor Relations and Treasurer (2010), Vice President Finance and Treasurer (2008) and Finance Manager for Royal Dutch Shell.

Kelly J. Schmidt (47)	Vice President, Controller since April 2011; formerly Vice President, Internal Audit (2010), Assistant Controller, Shared Business Services United Technologies Corporation (“UTC”) (2009) and Controller, Sikorsky Helicopter Corporation, a division of UTC.

Daniel T. Smith (47)	Senior Vice President, Human Resources since September 2009; formerly Executive Vice President/Chief Administrative Officer, Borders Group, Inc. (2009), Executive Vice President, Human Resources, Borders Group, Inc.

Michael H. Thaman (48)	President and Chief Executive Officer since December 2007 and also Chairman of the Board since April 2002; Director since January 2002.

*	Information in parentheses indicates year during the past five years in which service in position began. The last item listed for each individual represents the position held by such individual at the beginning of the five year period.

Part II

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Owens Corning’s common stock trades on the New York Stock Exchange under the symbol “OC.” The following table sets forth the high and low sales prices per share of Owens Corning common stock for each quarter from January 1, 2011 through December 31, 2012:

Period	High	Low
First Quarter 2011	$37.70	$30.33
Second Quarter 2011	$38.87	$33.28
Third Quarter 2011	$38.94	$21.57
Fourth Quarter 2011	$31.29	$18.67
First Quarter 2012	$38.00	$29.32
Second Quarter 2012	$35.85	$26.36
Third Quarter 2012	$35.98	$25.70
Fourth Quarter 2012	$37.42	$29.48

Holders of Common Stock

The number of stockholders of record of Owens Corning’s common stock on January 31, 2013 was 478.

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

As a consequence of certain provisions of the Company’s senior notes, senior credit facilities and receivables securitization facility, the Company and its subsidiaries are subject to certain restrictions on their ability to pay dividends and to transfer cash and other assets to each other and to their affiliates.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Owens Corning has nothing to report under this Item.

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during the three months ended December 31, 2012:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
October 1-31, 2012	5,169		$33.51	—	10,000,000
November 1-30, 2012	3,231		33.89	—	10,000,000
December 1-31, 2012	2,057		35.74	—	10,000,000

Total	10,457	*	$34.06	—

*	The Company retained 10,457 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.
**	On April 25, 2012, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning’s outstanding common stock. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 6.	SELECTED FINANCIAL DATA

	Twelve Months Ended Dec. 31, 2012 (a)	Twelve Months Ended Dec. 31, 2011	Twelve Months Ended Dec. 31, 2010 (b)	Twelve Months Ended Dec. 31, 2009 (c)	Twelve Months Ended Dec. 31, 2008 (d)
	(in millions, except per share amounts)
Statement of Earnings (Loss) Data
Net sales	$5,172	$5,335	$4,997	$4,803	$5,847
Gross margin	$797	$1,028	$956	$849	$922
Marketing and administrative expenses	$509	$525	$516	$522	$617
Earnings from continuing operations before interest and taxes	$148	$461	$206	$192	$234
Interest expense, net	$114	$108	$110	$111	$116
Loss on extinguishment of debt	$74	$—	$—	$—	$—
Income tax expense (benefit)	$(28)	$74	$(840)	$14	$931
Net earnings (loss)	$(16)	$281	$940	$67	$(811)
Net earnings (loss) attributable to Owens Corning	$(19)	$276	$933	$64	$(813)

Amounts attributable to Owens Corning common stockholders:
Earnings (loss) from operations, net of tax	$(19)	$276	$933	$64	$(813)

Net earnings (loss) attributable to Owens Corning	$(19)	$276	$933	$64	$(813)

Basic earnings (loss) per common share attributable to Owens Corning common stockholders
Earnings (loss) from operations	$(0.16)	$2.25	$7.43	$0.51	$(6.38)
Basic earnings (loss) per common share	$(0.16)	$2.25	$7.43	$0.51	$(6.38)

Diluted earnings (loss) per common share attributable to Owens Corning common stockholders
Earnings (loss) from operations	$(0.16)	$2.23	$7.37	$0.50	$(6.38)
Diluted earnings (loss) per common share	$(0.16)	$2.23	$7.37	$0.50	$(6.38)

Weighted-average common shares
Basic	119.4	122.5	125.6	124.8	127.4
Diluted	119.4	123.5	126.6	127.1	127.4

Balance Sheet Data
Total assets	$7,568	$7,527	$7,158	$7,167	$7,222
Long-term debt, net of current portion	$2,076	$1,930	$1,629	$2,177	$2,172
Total equity	$3,575	$3,741	$3,686	$2,853	$2,780

No dividends were declared or paid for any of the periods presented above.

ITEM 6.	SELECTED FINANCIAL DATA (continued)

(a)	During 2012, the Company recorded $136 million of charges related to cost reduction actions and related items (comprised of $51 million of severance costs and $85 million of other costs, inclusive of $55 million of accelerated depreciation and $30 million in other related charges). There was also $9 million in losses related to Hurricane Sandy.
(b)	During 2010, the Company recorded impairment charges of $117 million, $40 million of charges related to cost reduction actions and related items (comprised of $29 million of severance costs and $11 million of other costs), and charges of $13 million of integration costs related to the acquisition of Saint-Gobain’s reinforcement and composite fabrics business in 2007 (“2007 Acquisition”).
(c)	During 2009, the Company recorded $53 million of charges related to cost reduction actions and related items (comprised of $34 million of severance costs, and $19 million of other costs, inclusive of $13 million of accelerated depreciation), charges of $33 million of integration costs related to the 2007 Acquisition, and $29 million for charges related to our employee emergence equity program.
(d)	During 2008, the Company recorded $85 million of integration costs related to the 2007 Acquisition (including charges of $10 million to impair assets related to the divestiture in 2008 of two composite manufacturing plants (“2008 Divestiture”)), $26 million of expenses related to our employee emergence equity program, $9 million in expenses related to leases of certain precious metals used in production tooling, $7 million for charges related to cost reduction actions and a gain of $48 million related to the sale of certain precious metals used in production tooling.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We reported $148 million in earnings before interest and taxes (“EBIT”) in 2012 compared to $461 million in 2011. We generated $293 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) in 2012. EBIT in our Building Materials segment declined by $39 million and EBIT in our Composites segment declined by $110 million compared to 2011.

Restructuring actions initiated in 2012 represented $136 million of the amount adjusted out of reported EBIT to arrive at Adjusted EBIT, with the majority of the restructuring charges related to the repositioning of our European assets in our Composites business. We have also adjusted out $9 million of losses related to a flood that occurred in our Kearny, New Jersey roofing manufacturing facility as a result of Hurricane Sandy in late October. The Company believes that related costs and business interruption losses will be substantially covered by insurance. There has been little impact to our customers as we continue to service all customers through our regional manufacturing network. See below for further information regarding adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning.

In our Composites segment, EBIT in 2012 was $91 million compared to $201 million in 2011 driven primarily by inflation, lower capacity utilization, start up costs and slightly lower selling prices.

In our Building Materials segment, EBIT in 2012 was $293 million compared to $332 million in 2011. In our Roofing business, EBIT declined $98 million on lower sales volumes driven by weakness in the U.S. roofing shingle market, and raw material inflation. Our Insulation business narrowed EBIT losses by $59 million compared to 2011 on the strength of higher sales volumes, manufacturing productivity and improved capacity utilization.

We maintain a strong balance sheet with ample liquidity. We have access to an $800 million senior revolving credit facility with a July 2016 maturity date and a $250 million receivables securitization facility with a December 2014 maturity date. We have no other significant debt maturities before 2016. During the fourth quarter, we further strengthened our liquidity position with the issuance of $600 million of 4.2% senior notes due 2022.

We repurchased 3.7 million shares of the Company’s common stock for $107 million in 2012 under a previously announced repurchase program. As of December 31, 2012, 10 million shares remain available for repurchase under the authorized program.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Net sales	$5,172	$5,335	$4,997
Gross margin	$797	$1,028	$956
% of net sales	15%	19%	19%
Charges related to cost reduction actions	$51	$—	$29
Earnings before interest and taxes	$148	$461	$206
Interest expense, net	$114	$108	$110
Loss on extinguishment of debt	$74	$—	$—
Income tax expense (benefit)	$(28)	$74	$(840)
Net earnings (loss) attributable to Owens Corning	$(19)	$276	$933

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

2012 Compared to 2011: Net sales decreased by $163 million in 2012 as compared to 2011 driven by lower sales volumes in our Roofing business, which were partially offset by higher sales volumes in our Insulation business, and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars in our Composites segment.

2011 Compared to 2010: Net sales increased $338 million in 2011 as compared to 2010 driven by increased sales volumes, higher sales prices, and the favorable impact of translating sales denominated in foreign currencies into United States dollars. These increases were partially offset by the impact of the December 2010 divestiture of our United States Masonry Products business and the May 2011 divestiture of our glass reinforcements facility in Capivari, Brazil. All of our businesses delivered increased sales volumes with our Roofing business delivering significant increased volumes based on strong demand supported by storm activity.

GROSS MARGIN

2012 Compared to 2011: Gross margin in 2012 included $85 million in charges resulting from our European restructuring actions, which are reflected in cost of sales. The primary contributor to the remaining change in gross margin as a percentage of net sales was a decrease in gross margin in our Composites segment. Gross margin as a percentage of net sales decreased in our Roofing business; however this was partially offset by an increase in our Insulation business.

2011 Compared to 2010: Gross margin as a percentage of net sales remained flat in 2011 as compared to 2010. Improved unit margins in our Composites business and the favorable impact of our divestiture of the United States Masonry Products business in December 2010 were offset by unit margin declines in our Roofing business. Our Roofing business delivered EBIT margins of 20 percent in 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CHARGES RELATED TO COST REDUCTION ACTIONS

2012 Compared to 2011: During 2012, we took actions to improve the competitive position of our global Composites manufacturing network through the closure or optimization of certain facilities, primarily in Europe. As a result of these actions, in addition to the charges recorded in cost of sales discussed above, we recognized $51 million in severance charges in 2012. The total charges related to cost reduction actions and related items for 2012 was $136 million. No charges were taken in 2011 as a result of cost reduction actions.

2011 Compared to 2010: There were no charges related to cost reduction actions in 2011. During 2010, as part of our review of our Composites manufacturing network we took actions to further balance global capacity and respond to market conditions.

EARNINGS BEFORE INTEREST AND TAXES

2012 Compared to 2011: EBIT decreased by $313 million in 2012 compared to 2011. In our Composites segment, EBIT decreased by $110 million and EBIT in our Building Materials segment decreased by $39 million compared to 2011. Corporate EBIT losses during 2012 increased by $164 million compared to 2011, primarily related to cost reduction actions and related items of $136 million.

2011 Compared to 2010: EBIT increased by $255 million in 2011 compared to 2010. In our Composites segment, EBIT increased by $26 million and EBIT in our Building Materials segments increased by $51 million compared to 2010. Corporate EBIT losses declined by $178 million in 2011 compared to 2010. Total adjusting items included in Corporate EBIT were $175 million in 2010, compared to none in 2011.

INTEREST EXPENSE, NET

2012 Compared to 2011: Year-to-date 2012 interest expense was higher than in 2011 due primarily to higher average borrowing levels.

2011 Compared to 2010: Interest expense was lower in 2011 than in 2010 due to higher interest income and the favorable impact of the interest rate swap, of which two-thirds was offset by higher average borrowing rates and increased borrowing levels.

LOSS ON EXTINGUISHMENT OF DEBT

2012 Compared to 2011: Year-to-date 2012 loss on extinguishment of debt was $74 million as a result of refinancing portions of our Senior Notes due in 2016 and 2019. We did not record a loss on extinguishment of debt in 2011.

INCOME TAX EXPENSE

Income tax benefit for 2012 was $28 million compared to an expense of $74 million in 2011.

The company’s effective tax rate for 2012 was 70 percent on a pre-tax loss of $40 million. After adjusting for our European restructuring actions, our extinguishment of debt, and the related tax planning initiatives during 2012, the effective tax rate was 23% on adjusted pre-tax income of $179 million. The difference between the 23% effective tax rate and the statutory tax rate of 35% is primarily attributable to lower foreign tax rates and various tax planning initiatives.

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

Adjusting items are shown in the table below (in millions):

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Net precious metal lease expense	$—	$—	$(2)
Charges related to cost reduction actions and related items	(136)	—	(40)
Acquisition integration and transaction costs	—	—	(13)
Gains (losses) on sales of assets and related charges	—	—	(120)
Losses related to Hurricane Sandy	(9)	—	—

Total adjusting items	$(145)	$—	$(175)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Twelve Months Ended Dec. 31,
	2012	2011	2010
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(19)	$276	$933
Less: Net earnings attributable to noncontrolling interests	3	5	7

NET EARNINGS (LOSS)	(16)	281	940
Equity in net earnings of affiliates	(4)	2	4
Income tax expense (benefit)	(28)	74	(840)

EARNINGS (LOSS) BEFORE TAXES	(40)	353	96
Interest expense, net	114	108	110
Loss on extinguishment of debt	74	—	—

EARNINGS BEFORE INTEREST AND TAXES	148	461	206
Less: adjusting items from above	(145)	—	(175)

ADJUSTED EBIT	$293	$461	$381

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

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for our Composites segment (in millions):

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Net sales	$1,859	$1,976	$1,906
% change from prior year	-6%	4%	17%
EBIT	$91	$201	$175
EBIT as a % of net sales	5%	10%	9%
Depreciation and amortization expense	$123	$128	$117

NET SALES

2012 Compared to 2011: Net sales in our Composites business were $117 million lower in 2012 than in 2011. Net sales were unfavorably impacted by approximately $85 million as a result of translating sales denominated in foreign currencies into United States dollars. Favorable mix and slightly higher sales volumes were more than

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

offset by slightly lower selling prices. The 2012 comparison to 2011 was unfavorably impacted by approximately $20 million from the May 2011 divestiture of our glass reinforcements facility in Capivari, Brazil.

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

EBIT

2012 Compared to 2011: EBIT in our Composites segment was $110 million lower in 2012 than in 2011. Slightly lower selling prices and inflation contributed equally to approximately $60 million of the decline in EBIT. Approximately $30 million of EBIT decline was driven equally by the impact of rebalancing supply and demand in our manufacturing network along with planned start-up and maintenance costs at facilities in Russia, Mexico and the United States. The remaining decline was primarily due to the favorable resolution of an acquisition liability in the first quarter of 2011.

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

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. In 2012, global glass reinforcements market demand grew less than the historical average of five percent driven by weaknesses in developing markets and European industrial production. In 2013, we expect global glass reinforcements market demand to grow at comparable levels to what we experienced in 2012. Our margins should benefit from the asset repositioning that we executed in 2012 (see additional discussion on Composites restructuring actions in footnote 14) and we expect increased utilization after bringing our inventory levels down at the end of 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense (in millions) for the Building Materials segment and our businesses within this segment. In 2010, changes were made to reflect the sale of Masonry Products. Other primarily consists of Masonry Products.

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Net sales
Insulation	$1,468	$1,368	$1,309
Roofing	2,014	2,169	1,847
Other	—	—	87

Total Building Materials	$3,482	$3,537	$3,243

% change from prior year	-2%	9%	-2%
EBIT
Insulation	$(38)	$(97)	$(102)
Roofing	331	429	405
Other	—	—	(22)

Total Building Materials	$293	$332	$281

EBIT as a % of net sales	8%	9%	9%
Depreciation and amortization expense
Insulation	$105	$116	$117
Roofing	38	41	42
Other	—	—	9

Total Building Materials	$143	$157	$168

NET SALES

2012 Compared to 2011: Net sales in our Building Materials segment were $55 million lower in 2012 than in 2011. Higher sales volumes within our Insulation business were more than offset by lower sales volumes in our Roofing business.

In our Roofing business, 2012 net sales were $155 million lower in 2012 than in 2011. The decline in net sales was driven primarily by lower sales volumes, which was partially offset by favorable mix. In 2012, sales volumes decreased as a result of a decline in the size of the United States shingle market compared to 2011, largely resulting from lower year over year storm demand. Selling prices were slightly lower on a year-over-year basis.

In our Insulation business, 2012 net sales were $100 million higher in 2012 than in 2011. The impact of higher sales volumes in 2012 was partially offset by unfavorable mix.

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

In our Roofing business, 2011 net sales were up $322 million from 2010. More than two-thirds of the increase in net sales was driven by higher sales volumes. Increases in selling prices and favorable product mix contributed equally to the remaining increase in net sales. Sales volumes increased as a result of greater overall United States shingle demand supported by above normal storm activity. Selling prices were slightly higher on a year-over-year basis.

In our Insulation business, 2011 net sales were up $59 million from 2010. Substantially all of the increase in net sales was driven by higher sales volumes. In addition, the increase in net sales from our July 2011 acquisitions of two FiberTEK facilities was offset by unfavorable customer mix.

EBIT

2012 Compared to 2011: EBIT in our Building Materials segment was $39 million lower in 2012 than in 2011. Our Insulation business narrowed EBIT losses on higher sales volumes, favorable manufacturing productivity and improved capacity utilization; however this was more than offset by lower sales volumes and inflation costs within our Roofing business.

In our Roofing business, EBIT was $98 million lower in 2012 than in 2011. The decline in EBIT was driven equally by lower sales volumes and raw material inflation, primarily asphalt. For the year, favorable product mix was offset by slightly lower selling prices.

In our Insulation business, we narrowed EBIT losses by $59 million in 2012 compared to 2011. Approximately $50 million of the increase in EBIT was the result of manufacturing productivity and improved capacity utilization. Unfavorable product mix was more than offset by higher sales volumes and slightly higher selling prices.

2011 Compared to 2010: EBIT in our Building Materials segment was $51 million higher in 2011 as compared to 2010 primarily driven by higher sales volumes within the Roofing business and manufacturing productivity in our Insulation business. Also, contributing to this increase was the favorable impact of our divestiture of the United States Masonry Products business in December 2010.

In our Roofing business, EBIT was $24 million higher in 2011 than in 2010. Favorable manufacturing productivity drove all of the improvement in EBIT. For the full year, increases in selling prices were more than offset by inflation, primarily asphalt. This margin impact offset nearly all of the benefit of higher sales volumes.

In our Insulation business, we reduced EBIT losses by $5 million in 2011 as compared to 2010. Higher sales volumes drove substantially all of the improvement in EBIT. Favorable manufacturing productivity offset raw material and delivery inflation. In addition, the launch of EcoTouch™ was completed during 2011.

OUTLOOK

During the fourth quarter of 2012, the Seasonally Adjusted Annual Rate (“SAAR”) of United States housing starts rose to approximately 900,000 starts versus an annual average in 2012 of approximately 780,000 starts. While the recent information on United States housing starts has been positive, the timing and pace of recovery of the United States housing market remains uncertain.

In our Roofing business, we expect the factors that have driven margins in recent years to continue to deliver profitability. Uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company expects our Insulation business to benefit from an improving U.S. housing market, improved pricing, and continued operating leverage. With a seasonally slower start in the first half, we expect a return to full year profitability in 2013. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Net precious metal lease expense	$—	$—	$(2)
Charges related to cost reduction actions and related items	(136)	(17)	(40)
Acquisition integration and transaction costs	—	—	(13)
Gains (losses) on sales of assets and related charges	—	16	(120)
Losses related to Hurricane Sandy	(9)	—	—
General corporate expense	(91)	(71)	(75)

EBIT	$(236)	$(72)	$(250)

Depreciation and amortization	$83	$33	$35

EBIT

2012 Compared to 2011: In Corporate, Other and Eliminations, EBIT losses in 2012 were $164 million higher than in 2011. During 2012, we recorded $136 million in charges related to cost reduction actions and related items, primarily to improve our competitive position in Europe. These charges consist primarily of severance and accelerated depreciation charges. We also incurred $9 million in property damage and related charges as a result of Hurricane Sandy’s impact on our Roofing facility in Kearny, New Jersey.

General corporate expense and other increased by $20 million in 2012 compared to 2011, primarily related to approximately $10 million of higher non-service pension costs and approximately $10 million in reduced foreign currency gains. Corporate cash incentive compensation was approximately $10 million lower on weaker company performance in 2012 compared to 2011, but was offset by higher stock compensation expense resulting from our company stock performance year-over-year. Company-wide cash incentive compensation was approximately $20 million lower year-over-year and $30 million lower than our target for the year.

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

General corporate expense was favorably impacted by approximately $10 million reduction in incentive compensation expense and a similarly sized improvement related to foreign currency gains and losses in 2011 compared to 2010. A portion of incentive compensation is dependent upon our stock price relative to the performance of the components of the S&P 500 Index, which can drive significant changes on a year-over-year basis. Offsetting these improvements was approximately $10 million increase in non-service pension costs and net increases in other corporate expenses.

OUTLOOK

In 2013, we expect general corporate expense to grow to approximately $110 to $120 million. The primary driver of the increase is higher incentive compensation expense commensurate with anticipated levels of performance, partially offset by a decrease in non-service pension costs.

SAFETY

As of December 31, 2012, we celebrated our eleventh consecutive year of safety improvements. Our continued focus to be a world-class leader in safety has resulted in a 95 percent reduction in Recordable Incidence Rate (“RIR”) since 2001. Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on RIR as defined by the United States Department of Labor, Bureau of Labor Statistics. Our full year performance improved 10% in 2012 over our performance in 2011.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We have an $800 million senior revolving credit facility and a $250 million receivables securitization facility, which serve as our primary sources of liquidity. Our senior revolving credit facility matures in July 2016, and our receivables securitization facility matures in December 2014. We have no other significant debt maturities before 2016. As of December 31, 2012, the receivables securitization facility was fully utilized and we had $723 million available on the senior revolving credit facility. As of December 31, 2012, we had $2.1 billion of total debt and cash-on-hand of $55 million.

Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of December 31, 2012, and December 31, 2011, we had approximately $41 million and $46 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested.

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

We are closely monitoring changes in the operating condition of our customers for the potential impact on our operating results. To date, changes in the operating condition of our customers have not had a material adverse impact on our operating results; however, it is possible that we could experience material losses in the future if current economic conditions worsen.

The credit agreements applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of these types. The senior revolving credit facility and the securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were within compliance with these covenants as of December 31, 2012.

Cash flows

The following table presents a summary of our cash balance, cash flows, and unused committed credit lines (in millions):

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Cash balance	$55	$52	$52
Cash provided by operating activities	$330	$289	$488
Cash used for investing activities	$(253)	$(445)	$(249)
Cash provided by (used for) financing activities	$(76)	$174	$(750)
Unused committed credit lines under the senior revolving credit facility	$723	$739	$946

Operating activities: In 2012, we generated $330 million of cash from operating activities compared to $289 million in 2011. Cash for both working capital requirements and pension contributions were lower in 2012 than in 2011.

Investing activities: The decrease in cash used for investing activities in 2012 compared to 2011 was primarily the result of reduced capital expenditures of $332 million in 2012 compared to $442 million in 2011. In 2011, we acquired two North American Building Materials facilities for $84 million, which was partially offset by $55 million in proceeds from the sale of our Composites glass reinforcement facility in Capivari, Brazil.

Financing activities: Cash used for financing activities in 2012 was $76 million compared to cash provided by financing activities of $174 million in 2011. In 2012, approximately $600 million in proceeds generated by the issuance of our 2022 Senior Notes was used primarily to fund the tender of $250 million of our 2016 Senior Notes, $100 million of our 2019 Senior Notes and to pay down our Senior Revolving Credit Facility. We recognized a $74 million loss on extinguishment of debt in connection with these actions. We also purchased the noncontrolling interest of one of the Company’s consolidated subsidiaries, Northern Elastomeric Incorporated (“NEI”), for $22 million. In 2011, cash provided by financing activities was primarily a result of borrowings to support our increased working capital requirements and our investing activities. Offsetting these increases in cash provided by financing activities were share repurchases.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2013 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2013 are expected to be slightly higher than depreciation and amortization, excluding the investment required to rebuild our Kearny roofing plant (resulting from damage sustained from Hurricane Sandy). The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of December 31, 2012, our federal tax net operating losses remaining were $2.3 billion. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

In addition to the United States net operating losses described above, we have net operating losses in various state and foreign jurisdictions which totaled $3.3 billion and $807 million as of December 31, 2012, respectively. Our ability to utilize these net operating losses may be limited as a result of certain events, such as insufficient future taxable income prior to expiration of the net operating losses or changes in tax legislation. Should we determine that it is likely that our recorded net operating loss benefits are not realizable, we would be required to reduce the net operating loss tax benefits reflected on our Consolidated Financial Statements to the net realizable amount by establishing an accounting valuation allowance and recording a corresponding charge to current earnings. To date, we have recorded valuation allowances against certain of these deferred tax assets.

Pension contributions

The Company has several defined benefit pension plans. The Company made cash contributions of $50 million and $117 million to the plans during the twelve months ended December 31, 2012 and 2011, respectively. The decrease in pension contributions in 2012 was driven by lower pension contributions required to maintain our funded status. The Company expects to contribute $38 million in cash to its pension plans during 2013. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

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

OFF BALANCE SHEET ARRANGEMENTS

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

CONTRACTUAL OBLIGATIONS

In the ordinary course of business, the Company enters into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2012 are as follows (in millions):

	Payments due by period
	2013	2014	2015	2016	2017	2018 and Beyond	Total
Long-term debt obligations	$1	$142	$1	$473	$—	$1,399	$2,016
Interest on fixed rate debt	116	112	112	112	86	892	1,430
Interest on variable rate debt (1)	5	5	5	2	—	—	17
Capital lease obligations	3	3	3	4	4	35	52
Operating lease obligations	51	40	26	19	13	50	199
Purchase obligations (2)	124	38	36	22	21	51	292
Deferred acquisition payments	10	5	—	6	4	—	25
Pension contributions (3)	38	62	66	68	44	44	322

Total (4)	$348	$407	$249	$706	$172	$2,471	$4,353

(1)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2012 for all future periods.
(2)	Purchase obligations are commitments to suppliers to purchase goods or services, and include take-or-pay arrangements, capital expenditures, and contractual commitments to purchase equipment. We did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. We do not believe such purchase orders will adversely affect our liquidity position.
(3)	The 2013 pension contributions are based on estimates the Company currently projects contributions to our pension plans will be. For other years presented, contributions represent the minimum amount that the company is required to contribute to the plan.
(4)	The Company has not included its accounting for uncertainty in income taxes liability in the contractual obligation table as the timing of payment, if any, cannot be reasonably estimated. The balance of this liability at December 31, 2012 was $29 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Goodwill testing is performed in accordance with ASC 350-20 which allows a company to perform qualitative testing prior to the two-step impairment testing. See Note 1 to the Consolidated Financial Statements for further discussion. Goodwill tests require assessing qualitative factors to determine that a reporting unit’s carrying value would be more-likely-than-not to exceed its fair value. In the event we were to determine that a reporting unit’s carrying value would be more-likely-than not to exceed its fair value, quantitative testing would be performed comparing recorded values to estimated fair values.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As part of our goodwill qualitative testing process, we evaluate various factors to determine whether it is reasonably likely that management’s assessment would indicate a material impact on the fair value of a reporting unit. Factors assessed in the qualitative approach are cash flow forecasts of our reporting units, the strength of our balance sheet, changes in strategic outlook or organizational structure, industry and market changes and macroeconomic indicators. The cash flow forecasts of the reporting units are based upon management’s long-term view of our markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The strength of our balance sheet is sufficient in our view to meet our obligations. Management changes in strategic outlook or organizational structure are our view on internally driven strategic or organizational changes that would have a material impact to our results of operations or product offerings. Industry and market changes are our view on changes outside of our company that would have a material impact to our results of operations or product offerings. Macroeconomic indicators are our view of economic conditions that would have a material impact on future cash flow forecasts. For the testing performed in 2012, we concluded that there were no reasonably likely changes that would materially impact the fair value of a reporting unit. However, changes in strategic outlook by management on the best use of the company’s asset portfolio or decreases in the Company’s long-term view for any of our reporting units could increase the likelihood of recognizing an impairment charge in the future.

Our annual test of goodwill for impairment was conducted as of October 1, 2012, which concluded that no reporting units were more-likely-than-not to having a carrying value in excess of its fair value, and thus, no impairment charges being required.

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

For the testing performed in 2012, we assessed qualitative factors and we concluded that there are no reasonably likely changes that would materially impact the fair value of a reporting unit and thus, no quantitative testing being required. However, changes in strategic outlook by management on the best use of the company’s asset portfolio or decreases in the Company’s long-term view for any of our reporting units could increase the likelihood of recognizing an impairment charge in the future.

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

Two key assumptions that could have a significant impact on the measurement of pension liability and pension expense are the discount rate and the expected return on plan assets. For our largest plan, the United States plan, the discount rate used for the December 31, 2012 measurement date was derived by matching projected benefit payments to bond yields obtained from the Towers Watson proprietary United States RATE:Link 40-90 pension discount curve developed as of the measurement date. The Towers Watson United States RATE:Link 40-90 pension discount curve is based on certain corporate bonds rated Aa whose weighted average yields lie within the 40th to 90th percentiles of the bonds considered. Corporate bonds are treated as being Aa or better generally if at least half of the available ratings are Aa or better as determined by Moody’s, Standard & Poor’s, Fitch and Dominion Bond Rating Services. The result supported a discount rate of 3.80% at December 31, 2012 compared to 4.60% at December 31, 2011. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the December 31, 2012 projected benefit obligation for the United States pension plans by approximately $38 million. A 25 basis point increase (decrease) in the discount rate would decrease (increase) 2013 net periodic pension cost by approximately $0.5 million.

The expected return on plan assets in the United States plan was derived by taking into consideration the target plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers. We use the target plan asset allocation because we rebalance our portfolio to target on a quarterly basis. An asset return model was used to develop an expected range of returns on plan investments over a 20 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. This process resulted in the selection of an expected return of 7.50% at the December 31, 2012 measurement date, which is used to determine net periodic pension cost for the year 2013. This assumption is .25% higher and .25% lower than the 7.25% return selected at the December 31, 2011 and 7.75% return selected at the December 31, 2010 measurement dates, respectively. A 25 basis point increase (decrease) in return on plan assets assumption would result in a respective decrease (increase) of 2013 net periodic pension cost by approximately $2 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The discount rate for our United States postretirement plan was selected using the same method as described for the pension plan. The result supported a discount rate of 3.50% at December 31, 2012 compared to 4.35% at December 31, 2011. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the United States postretirement benefit obligation by approximately $6 million and decrease (increase) 2013 net periodic postretirement benefit cost by less than $1 million.

The methods corresponding to those described above are used to determine the discount rate and expected return on assets for non-U.S. pension and postretirement plans, to the extent applicable.

ADOPTION OF NEW ACCOUNTING STANDARDS

In July 2012, the Financial Accounting Standards Board issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of their indefinite-lived intangible assets are less than its carrying amount and, thus, whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company believes there will be no impact from the adoption of this standard on its Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

We have been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2012, we had environmental remediation liabilities as a PRP at 19 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2012, our reserve for such liabilities was $7 million.

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

Foreign Exchange Rate Risk

The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company enters into various forward contracts, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. Exposures are primarily related to the US Dollar versus the Japanese Yen, Chinese Yuan, Canadian dollar, Mexican Peso, and European Euro exchange rates. The net fair value of financial instruments used to limit exposure to foreign currency risk was approximately $(2) million and $1 million as of December 31, 2012 and 2011 respectively. The potential change in fair value at both December 31, 2012 and 2011 for such financial instruments from an increase (decrease) of 10% in quoted foreign currency exchange rates would be an increase (decrease) of approximately $18 million and $3 million, respectively.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. The Company has a revolving credit facility, receivables securitization facility,

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

other floating rate debt and cash and cash equivalents which are exposed to floating interest rates and may impact cash flow. As of December 31, 2012, the Company had $73 million and $141 million outstanding on the senior revolving credit facility and account securitization facility, respectively, with the balance of other floating rate debt of $7 million. As of December 31, 2011, the balance of the senior term loan facility, and other floating rate debt was $136 million, and $158 million, respectively. Cash and cash equivalents were $55 million and $52 million at December 31, 2012 and 2011, respectively. A one percentage point increase (decrease) in interest rates at both December 31, 2012 and 2011 would increase (decrease) our annual net interest expense for each period by $2 million.

The fair market value of the Company’s senior notes are subject to interest rate risk. It is estimated that at December 31, 2012, a one percentage point increase (decrease) in interest rates would (decrease) increase the fair market value of the notes due in 2016 by 4%, the notes due in 2019 by 7%, the notes due in 2022 by 6% and the notes due in 2036 by 13%. At December 31, 2011, it was estimated that a one percentage point increase (decrease) in interest rates would decrease (increase) the fair market value of the notes due in 2016 by 4%, the notes due in 2019 by 6% and the notes due in 2036 by 13%.

Commodity Price Risk

The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as natural gas, and raw materials, such as asphalt and polystyrene. The Company enters into cash-settled natural gas, electricity and crude oil swap contracts to protect against changes in natural gas and energy prices that mature within 15 months; however, no financial instruments are currently used to protect against changes in raw material costs. At December 31, 2012 and 2011, the net fair value of such swap contracts was a liability of approximately $1 million and $3 million, respectively. The potential change in fair value at December 31, 2012 and 2011 resulting from an increase (decrease) of 10% change in the underlying commodity prices would be an increase (decrease) of approximately $3 million and $2 million, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

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

During the fourth quarter of 2012, the Company upgraded its enterprise resource planning system for one of its businesses as part of its overall information technology strategy. The system change was not made in response to any deficiency in the Company’s internal controls. There were no other changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Company has nothing to report under this Item.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors and corporate governance will be presented in the 2013 Proxy Statement in the sections entitled “Information Concerning Directors,” “Governance Information” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference.

Information with respect to executive officers is included herein under Part I, “Executive Officers of Owens Corning.”

Code of Ethics for Senior Financial Officers

Owens Corning has adopted an Ethics Policy for Chief Executive and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and Controller. The Company has filed this policy as an exhibit to this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive officer and director compensation will be presented in the 2013 Proxy Statement under the section entitled “Executive Compensation,” exclusive of the subsection entitled “Compensation Committee Report,” and the section entitled “2012 Non-Employee Director Compensation,” and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in the 2013 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be presented in the 2013 Proxy Statement under the sections entitled “Certain Transactions with Related Persons,” “Review of Transactions with Related Persons,” “Director Qualifications Standards” and “Director Independence,” and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate accounting fees billed and services provided by the Company’s principal accountants for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Audit Fees (1)	$4,653	$4,617
Audit-Related Fees (2)	15	37
Tax Fees	450	427
All Other Fees (3)	258	215

Total Fees	$5,376	$5,296

(1)	Amounts shown reflect fees for the years ended December 31, 2012 and 2011, respectively.
(2)	The fees relate primarily to review of the Company’s required franchise disclosure documents in 2012 and 2011.
(3)	Amounts shown include fees related primarily to due diligence work in 2012 and 2011.

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

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

1.	See Index to Consolidated Financial Statements on page 48 hereof.

2.	See Index to Financial Statement Schedules on page 108 hereof.

3.	See Exhibit Index beginning on page 110 hereof.

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

OWENS CORNING

By	/s/ Michael H. Thaman	Date February 20, 2013
Michael H. Thaman,
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael H. Thaman	Date February 20, 2013
Michael H. Thaman,
Chairman of the Board, President,
Chief Executive Officer and Director

/s/ Michael C. McMurray	Date February 20, 2013
Michael C. McMurray,
Senior Vice President and
Chief Financial Officer

/s/ Kelly J. Schmidt	Date February 20, 2013
Kelly J. Schmidt,
Vice President and Controller

/s/ Norman P. Blake, Jr.	Date February 20, 2013
Norman P. Blake, Jr.,
Director

/s/ Gaston Caperton	Date February 20, 2013
Gaston Caperton,
Director

/s/ J. Brian Ferguson	Date February 20, 2013
J. Brian Ferguson,
Director

/s/ Ralph F. Hake	Date February 20, 2013
Ralph F. Hake,
Director

/s/ F. Philip Handy	Date February 20, 2013
F. Philip Handy,
Director

/s/ Ann Iverson	Date February 20, 2013
Ann Iverson,
Director
/s/ James J. McMonagle	Date February 20, 2013
James J. McMonagle,
Director

/s/ W. Howard Morris	Date February 20, 2013
W. Howard Morris,
Director

/s/ Joseph F. Neely	Date February 20, 2013
Joseph F. Neely,
Director

/s/ Suzanne P. Nimocks	Date February 20, 2013
Suzanne P. Nimocks,
Director

/s/ John D. Williams	Date February 20, 2013
John D. Williams,
Director

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

PricewaterhouseCoopers LLP has audited the effectiveness of the internal controls over financial reporting as of December 31, 2012 as stated in their Report of Independent Registered Public Accounting Firm on page 46 hereof.

Based on our assessment, management determined that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

/s/ Michael H. Thaman	Date February 20, 2013
Michael H. Thaman,
President and Chief Executive Officer

/s/ Michael C. McMurray	Date February 20, 2013
Michael C. McMurray,
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Owens Corning:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), comprehensive earnings (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Owens Corning and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio February 20, 2013

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(in millions, except per share amounts)

	Twelve Months Ended Dec. 31,
	2012	2011	2010
NET SALES	$5,172	$5,335	$4,997
COST OF SALES	4,375	4,307	4,041

Gross margin	797	1,028	956
OPERATING EXPENSES
Marketing and administrative expenses	509	525	516
Science and technology expenses	79	77	76
Charges related to cost reduction actions	51	—	29
Other expenses (income), net	10	(35)	129

Total operating expenses	649	567	750

EARNINGS BEFORE INTEREST AND TAXES	148	461	206
Interest expense, net	114	108	110
Loss on extinguishment of debt	74	—	—

EARNINGS (LOSS) BEFORE TAXES	(40)	353	96
Less: Income tax expense (benefit)	(28)	74	(840)
Equity in net earnings of affiliates	(4)	2	4

NET EARNINGS (LOSS)	(16)	281	940
Less: Net earnings attributable to noncontrolling interests	3	5	7

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(19)	$276	$933

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$(0.16)	$2.25	$7.43
Diluted	$(0.16)	$2.23	$7.37
WEIGHTED-AVERAGE COMMON SHARES
Basic	119.4	122.5	125.6
Diluted	119.4	123.5	126.6

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

(in millions)

	Twelve Months Ended Dec. 31,
	2012	2011	2010
NET EARNINGS (LOSS)	$(16)	$281	$940
Currency translation adjustment	5	(39)	26
Pension and other postretirement adjustment (net of tax of $(27), $(22) and $(35) for the periods ended December 31, 2012, 2011 and 2010, respectively)	(56)	(80)	(36)
Deferred income (loss) on hedging (net of tax of $0, $(1) and $0 for the periods ended December 31, 2012, 2011 and 2010, respectively)	2	(2)	2

COMPREHENSIVE EARNINGS (LOSS)	(65)	160	932
Less: Comprehensive earnings attributable to noncontrolling interests	3	5	8

COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(68)	$155	$924

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions)

	Dec. 31, 2012	Dec. 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$55	$52
Receivables, less allowances of $17 at Dec. 31, 2012 and $15 at Dec. 31, 2011	600	610
Inventories	786	795
Other current assets	171	179

Total current assets	1,612	1,636
Property, plant and equipment, net	2,903	2,904
Goodwill	1,143	1,144
Intangible assets	1,045	1,073
Deferred income taxes	604	538
Other non-current assets	261	232

TOTAL ASSETS	$7,568	$7,527

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$897	$876
Short-term debt	5	28
Long-term debt – current portion	4	4

Total current liabilities	906	908
Long-term debt, net of current portion	2,076	1,930
Pension plan liability	480	435
Other employee benefits liability	274	267
Deferred income taxes	38	51
Other liabilities	219	195
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,925	3,907
Accumulated earnings	451	470
Accumulated other comprehensive deficit	(364)	(315)
Cost of common stock in treasury (c)	(475)	(362)

Total Owens Corning stockholders’ equity	3,538	3,701
Noncontrolling interests	37	40

Total equity	3,575	3,741

TOTAL LIABILITIES AND EQUITY	$7,568	$7,527

(a)	10 shares authorized; none issued or outstanding at Dec. 31, 2012 and Dec. 31, 2011
(b)	400 shares authorized; 135.6 issued and 118.3 outstanding at Dec. 31, 2012; 134.4 issued and 120.9 outstanding at Dec. 31, 2011
(c)	17.3 shares at Dec. 31, 2012 and 13.5 shares at Dec. 31, 2011

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings (Deficit)	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2009	127.8	$1	4.8	$(104)	$3,847	$(739)	$(185)	$33	$2,853

Comprehensive earnings:
Net earnings	—	—	—	—	—	933	—	7	940
Currency translation adjustment	—	—	—	—	—	—	25	1	26
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(36)	—	(36)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	2	—	2

Total comprehensive earnings									932
Changes in subsidiary shares from noncontrolling interests	—	—	—	—	3	—	—	(3)	—
Stock issuance	0.1				3				3
Purchases of treasury stock	(4.3)	—	4.5	(125)	—	—	—	—	(125)
Stock-based compensation	0.5	—	—	—	23	—	—	—	23

Balance at December 31, 2010	124.1	$1	9.3	$(229)	$3,876	$194	$(194)	$38	$3,686

Comprehensive earnings:
Net earnings	—	—	—	—	—	276	—	5	281
Currency translation adjustment	—	—	—	—	—	—	(39)	—	(39)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(80)	—	(80)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	(2)	—	(2)

Total comprehensive earnings									160
Changes in subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock issuance	0.1	—	—	—	10	—	—	—	10
Purchases of treasury stock	(4.2)	—	4.2	(133)	—	—	—	—	(133)
Stock-based compensation	0.9	—	—	—	21	—	—	—	21

Balance at December 31, 2011	120.9	$1	13.5	$(362)	$3,907	$470	$(315)	$40	$3,741

Comprehensive earnings:
Net earnings	—	—	—	—	—	(19)	—	3	(16)
Currency translation adjustment	—	—	—	—	—	—	5	—	5
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(56)	—	(56)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	2	—	2

Total comprehensive earnings									(65)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	(16)	—	—	(6)	(22)
Stock issuance	0.5	—	—	—	11	—	—	—	11
Purchases of treasury stock	(3.8)	—	3.8	(113)	—	—	—	—	(113)
Stock-based compensation	0.7	—	—	—	23	—	—	—	23

Balance at December 31, 2012	118.3	$1	17.3	$(475)	$3,925	$451	$(364)	$37	$3,575

(a)	Additional Paid in Capital (“APIC”)
(b)	Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)	Noncontrolling Interest (“NCI”)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Twelve Months Ended Dec. 31,
	2012	2011	2010
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings (loss)	$(16)	$281	$940
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	349	318	320
(Gain) loss on sale of businesses and fixed assets	(17)	(30)	2
Asset impairments	6	—	117
Deferred income taxes	(59)	55	(867)
Provision for pension and other employee benefits liabilities	36	36	26
Stock-based compensation expense	24	21	23
Other non-cash	(14)	(22)	(19)
Loss on extinguishment of debt	74	—	—
Change in working capital	9	(262)	15
Pension fund contribution	(50)	(117)	(32)
Payments for other employee benefits liabilities	(22)	(24)	(26)
Other	10	33	(11)

Net cash flow provided by operating activities	330	289	488

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(332)	(442)	(314)
Investment in subsidiaries and affiliates, net of cash acquired	—	(84)	—
Proceeds from Hurricane Sandy insurance claims	20	—	—
Proceeds from the sale of assets or affiliates	59	81	65

Net cash flow used for investing activities	(253)	(445)	(249)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,877	1,912	631
Payments on senior revolving credit and receivables securitization facilities	(1,957)	(1,630)	(619)
Proceeds from long-term debt	599	6	5
Payments on long-term debt	(441)	(10)	(609)
Purchases of noncontrolling interest	(22)	—	(30)
Net increase (decrease) in short-term debt	(23)	26	(10)
Purchases of treasury stock	(113)	(138)	(120)
Other	4	8	2

Net cash flow provided by (used for) financing activities	(76)	174	(750)

Effect of exchange rate changes on cash	2	(18)	(1)

Net increase (decrease) in cash and cash equivalents	3	—	(512)
Cash and cash equivalents at beginning of period	52	52	564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55	$52	$52

DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$30	$24	$16
Cash paid during the year for interest	$122	$111	$108

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

Reclassifications

Certain reclassifications have been made to the 2011 and 2010 Consolidated Financial Statements and Notes to the Consolidated Financial Statements to conform to the classifications used in 2012.

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

Included in marketing and administrative expenses are marketing and advertising costs, which are expensed the first time the advertisement takes place. Marketing and advertising costs include advertising, substantiated customer incentive programs, and marketing communications. Marketing and advertising expenses for the years ended December 31, 2012, 2011, and 2010 were $109 million, $105 million and $111 million, respectively.

Science and Technology Expenses

The Company incurs certain expenses related to science and technology. These expenses include salaries, building and equipment costs, utilities, administrative expenses, materials and supplies associated with the improvement and development of the Company’s products and manufacturing processes. These costs are expensed as incurred.

Earnings (Loss) per Share

Basic earnings (loss)per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss)per share reflect the dilutive effect of common equivalent shares and increased shares that would result from the conversion of equity securities. The effects of anti-dilution are not presented.

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

Identifiable intangible assets with a determinable useful life are amortized over that determinable life. Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $21 million, $22 million and $21 million, respectively. See Note 5 to the Consolidated Financial Statements for further discussion.

Properties and Depreciation

Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Property, plant and equipment accounts are relieved of the cost and related accumulated depreciation when assets are disposed of or otherwise retired. Precious metals used in our production tooling are included in property, plant and equipment and are depleted as they are consumed during the production process. Depletion typically represents an annual expense of less than 3 percent of the outstanding value and is recorded in cost of sales on the Consolidated Statements of Earnings (Loss). For the years ended December 31, 2012, 2011 and 2010 depreciation expense was $328 million, $296 million and $299 million, respectively.

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

Foreign Currency

The functional currency of the Company’s subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into United States dollars at the period-end rate of exchange, and their Statements of Earnings (Loss) and Statements of Cash Flows are converted on an ongoing basis at the monthly average rate. The resulting translation adjustment is included in accumulated OCI in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statements of Earnings (Loss) as incurred. The Company recorded a foreign currency transaction loss of $3 million, a gain of $5 million and a loss of $8 million during the years ended December 31, 2012, 2011, and 2010, respectively.

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

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Reportable Segments

Composites	$1,859	$1,976	$1,906
Building Materials	3,482	3,537	3,243

Total reportable segments	5,341	5,513	5,149
Corporate eliminations	(169)	(178)	(152)

NET SALES	$5,172	$5,335	$4,997

External Customer Sales by Geographic Region

United States	$3,504	$3,552	$3,231
Europe	558	619	573
Asia Pacific	639	674	678
Canada and other	471	490	515

NET SALES	$5,172	$5,335	$4,997

Sales by Product Group

Composites	$1,859	$1,976	$1,906
Insulation	1,468	1,368	1,309
Roofing	2,014	2,169	1,847
Other	—	—	87
Corporate Eliminations	(169)	(178)	(152)

NET SALES	$5,172	$5,335	$4,997

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

The following table summarizes EBIT by segment (in millions):

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Reportable Segments

Composites	$91	$201	$175
Building Materials	293	332	281

Total reportable segments	$384	$533	$456

Corporate, Other and Eliminations

Net precious metal lease expense	$—	$—	$(2)
Charges related to cost reduction actions and related items (a)	(136)	(17)	(40)
Acquisition integration and transaction costs	—	—	(13)
Gains (losses) on sales of assets and related charges (b)	—	16	(120)
Losses related to Hurricane Sandy	(9)	—	—
General corporate expense	(91)	(71)	(75)

EBIT	$148	$461	$206

(a)	For 2012, 2011, and 2010, includes $51 million, $0 million, and $29 million of charges related to cost reduction actions and $85 million, $17 million, and $11 million of other related items.
(b)	The gains (losses) on sales of assets and related charges for 2011 includes $16 million gain on sale of Capivari, Brazil facility and for 2010 includes $114 million charge related to the sale of Masonry Products and $10 million of asset impairments.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

TOTAL ASSETS AND PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION

The following table summarizes total assets by segment and property, plant and equipment by geographic region (in millions):

	Dec. 31,
TOTAL ASSETS	2012	2011

Reportable Segments

Composites	$2,414	$2,471
Building Materials	3,896	3,878

Total reportable segments	$6,310	$6,349

Reconciliation to consolidated total assets
Cash and cash equivalents	$55	$52
Deferred income taxes	604	538
Investments in affiliates	51	55
Corporate property, plant and equipment and other assets	548	533

CONSOLIDATED TOTAL ASSETS	$7,568	$7,527

PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION
United States	$1,460	$1,487
Europe	576	613
Canada	226	216
Asia Pacific	272	265
Other	369	323

TOTAL PROPERTY, PLANT AND EQUIPMENT	$2,903	$2,904

PROVISION FOR DEPRECIATION AND AMORTIZATION

The following table summarizes the provision for depreciation and amortization by segment (in millions):

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Reportable Segments

Composites	$123	$128	$117
Building Materials	143	157	168

Total reportable segments	$266	$285	$285

General corporate depreciation and amortization (a)	$83	$33	$35

CONSOLIDATED PROVISION FOR DEPRECIATION AND AMORTIZATION	$349	$318	$320

(a)	2012 includes $55 million of accelerated depreciation related to cost reduction actions

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT

The following table summarizes additions to property, plant and equipment by segment (in millions):

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Reportable Segments
Composites	$167	$256	$152
Building Materials	127	151	138

Total reportable segments	$294	$407	$290

General corporate additions	38	35	24

CONSOLIDATED ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	$332	$442	$314

3.    INVENTORIES

Inventories consist of the following (in millions):

	Dec. 31,
	2012	2011
Finished goods	$554	$597
Materials and supplies	232	198

Total inventories	$786	$795

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of December 31, 2012 and 2011, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the fair value and respective location of derivatives and hedging instruments on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	Dec. 31, 2012	Dec. 31, 2011
Derivative assets designated as hedging instruments:

Cash flow hedges:

Natural gas and electricity	Other current assets	$—	$1
Amount of gain recognized in OCI (effective portion)	OCI	$—	$1

Derivative liabilities designated as hedging instruments:

Cash flow hedges:
Natural gas and electricity	Accounts payable and accrued liabilities	$1	$4
Amount of loss recognized in OCI (effective portion)	OCI	$1	$4

Derivative assets not designated as hedging instruments:

Foreign exchange contracts	Other current assets	$1	$2

Derivative liabilities not designated as hedging instruments:

Natural gas	Accounts payable and accrued liabilities	$—	$1

Foreign exchange contracts	Accounts payable and accrued liabilities	$3	$1

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (Loss) (in millions):

		Twelve Months Ended Dec. 31,
	Location	2012	2011	2010
Derivative activity designated as hedging instruments:
Natural gas and electricity:

Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$5	$4	$8

Interest rate swaps:

Amount of loss recognized in earnings (ineffective portion)	Interest expense, net	$—	$2	$4
Derivative activity not designated as hedging instruments:
Natural gas and electricity:

Amount of (gain) loss recognized in earnings	Other (income) expenses, net	$—	$(1)	$1
Foreign currency exchange contract:

Amount of loss (gain) recognized in earnings (a)	Other (income) expenses, net	$17	$(14)	$(2)

(a)	(Gains) / losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated balance sheet exposures, which were also recorded in Other (income) expenses, net.

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to natural gas and electricity prices. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI on the Consolidated Balance Sheets and is subsequently recognized in cost of sales on the Consolidated Statements of Earnings (Loss) for commodity hedges, when the hedged item impacts earnings. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in other within operating activities on the Consolidated Statement of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in other (income) expenses on the Consolidated Statements of Earnings (Loss).

The Company currently has natural gas derivatives designated as hedging instruments that mature within 15 months. The Company’s policy is to hedge up to 75% of its total forecasted exposures for the next two months, up to 50% of its total forecasted natural gas exposures for the following four months, and lesser amounts for the remaining periods. Based on market conditions, approved variation from the standard policy may occur. The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged.

As of December 31, 2012, $1 million of losses included in OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

over the next 12 months that will necessitate recognizing these deferred losses include the recognition of the hedged item through earnings.

Fair Value Hedges

The Company manages its interest rate exposure by balancing the mix of its fixed and variable rate instruments at certain times through interest rate swaps. The swaps are carried at fair value and recorded as other assets or liabilities, with the offset to long-term debt on the Consolidated Balance Sheets. Changes in the fair value of these swaps and that of the related debt are recorded in interest expense, net on the Consolidated Statements of Earnings (Loss). In the fourth quarter of 2011, the Company terminated all existing interest rate swaps.

Other Derivatives

The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in other expenses (income), net on the Consolidated Statements of Earnings (Loss).

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

Dec. 31, 2012	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$169	$(58)	$111
Technology	20	198	(64)	134
Franchise and other agreements	15	37	(14)	23
Indefinite-lived intangible assets:
Trademarks		777	—	777

Total intangible assets		$1,181	$(136)	$1,045

Goodwill		$1,143

Dec. 31, 2011	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$170	$(48)	$122
Technology	20	204	(54)	150
Franchise and other agreements	15	36	(12)	24
Indefinite-lived intangible assets:
Trademarks		777	—	777

Total intangible assets		$1,187	$(114)	$1,073

Goodwill		$1,144

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Building Materials	Total
Balance as of December 31, 2011	$57	$1,087	$1,144
Foreign currency adjustments	(1)	—	(1)

Balance as of December 31, 2012	$56	$1,087	$1,143

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be $21 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.

Goodwill and Indefinite-Lived Intangible Assets

The Company tests goodwill and indefinite-lived intangible assets for impairment as of October 1 each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual test performed in 2012 resulted in no impairment of goodwill.

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	Dec. 31, 2012	Dec. 31, 2011
Land	$222	$221
Buildings and leasehold improvements	789	727
Machinery and equipment	3,223	2,932
Construction in progress	147	268

	4,381	4,148
Accumulated depreciation	(1,478)	(1,244)

Property, plant and equipment, net	$2,903	$2,904

Machinery and equipment includes certain precious metals used in the Company’s production tooling, which comprise approximately 18% and 20% of total machinery and equipment as of December 31, 2012 and December 31, 2011, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

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

In the second quarter of 2009, the Company executed an amended shareholder agreement with the noncontrolling interest of Owens-Corning (India) Limited, now known as Owens-Corning (India) Private Limited (“OCIL”), one of the Company’s consolidated subsidiaries. This agreement included a put/call provision outside the control of the company that was exercised in 2010.

The following table discloses the changes in noncontrolling interests on Owens Corning stockholders’ equity and effects on net earnings attributable to Owens Corning (in millions):

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Net earnings (loss) attributable to Owens Corning	$(19)	$276	$933
Increase (decrease) in Owens Corning additional paid in capital for NEI purchase agreement	(16)	—	—
Increase (decrease) in Owens Corning additional paid in capital for OCIL shareholder amendment	—	—	3

Change from net earnings (loss) attributable to Owens Corning and change in noncontrolling interests	$(35)	$276	$936

8.    INVESTMENTS IN AFFILIATES

At December 31, 2012 and 2011, the Company’s ownership percentage in affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, included:

	Dec. 31,
	2012	2011
Arabian Fiberglass Insulation Company, Ltd. (Saudi Arabia)	49%	49%
Fiberteq LLC (United States)	50%	50%
Neptco LLC (United States)	50%	50%

The following tables provide summarized financial information on a combined 100% basis for the Company’s affiliates accounted for under the equity method (in millions):

	Dec. 31,
	2012	2011
Current assets	$53	$57
Non-current assets	$85	$71
Current liabilities	$22	$17
Non-current liabilities	$24	$19

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    INVESTMENTS IN AFFILIATES (continued)

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Net sales	$140	$143	$131
Gross margin	$11	$14	$14
Net earnings	$5	$5	$7

Dividends received from entities accounted for under the equity method were less than $1 million for the years ended 2012, 2011 and 2010. There were no undistributed earnings of affiliates for the year ended December 31, 2012.

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

10.    DIVESTITURES

On May 18, 2011, the Company sold its Composites glass reinforcements facility in Capivari, Brazil to Chongqing Polycomp International Company (“CPIC”), an unrelated third party. At closing, the Company received $55 million in cash and an additional $6 million was placed into escrow to satisfy any potential adjustments or claims. The escrow period expired and the funds were remitted to Owens Corning during the fourth quarter of 2012. The sale and subsequent expiration of the escrow period resulted in a $16 million and $6 million gain, respectively, which is recorded in other expenses (income), net in the Consolidated Statements of Earnings (Loss).

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.    LEASES

The Company leases certain equipment and facilities under operating leases expiring on various dates through 2028. Some of these leases include cost-escalation clauses. Such cost-escalation clauses are recognized on a straight-line basis over the lease term. Total rental expense was $79 million, $74 million and $70 million in the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, the minimum future rental commitments under non-cancelable operating leases with initial maturities greater than one year payable over the remaining lives of the leases are (in millions):

Period	Minimum Future Rental Commitments
2013	$51
2014	$40
2015	$26
2016	$19
2017	$13
2018 and beyond	$50

12.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in millions):

	Dec. 31,
	2012	2011
Accounts payable	$498	$488
Payroll and vacation pay	115	130
Payroll, property, and other taxes	98	104
Other employee benefits liabilities	40	43
Warranties (current portion)	20	17
Legal and audit fees	11	10
Accrued interest	11	8
Charges related to cost reduction actions	45	2
Other	59	74

Total	$897	$876

13.    WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

	Dec. 31,
	2012	2011
Beginning balance	$38	$38
Amounts accrued for current year	24	19
Settlements of warranty claims	(21)	(19)

Ending balance	$41	$38

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.    COST REDUCTION ACTIONS

2012 Cost Reduction Actions

As a result of evaluating market conditions, we took actions to improve the competitive position of our global manufacturing network by closing certain facilities primarily in Europe along with other actions that align with our objectives in the region. In conjunction with these actions, the Company recorded $136 million in charges related to cost reduction actions and related items for the twelve months ended 2012; of which, $51 million is related to severance and is included in charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss) and $85 million is related to other charges. The $85 million of other charges is included in cost of sales on the Consolidated Statements of Earnings (Loss) and consist of $55 million in accelerated depreciation and $30 million in other related charges. Cash payments related to these activities are expected to continue through 2015.

Composites

The Company recorded $131 million in charges related to cost reduction actions and related items for the twelve months ended 2012; of which $49 million is related to severance costs and $82 million is related to other charges. The $82 million of other charges consist of $55 million in accelerated depreciation and $27 million in other related charges. Of the $131 million in total charges, $120 million related to actions taken in Europe to improve the competitive position of our global manufacturing network and the remaining $11 million related to other global actions taken in the fourth quarter of 2012.

The Company anticipates incurring approximately $15 million in additional charges throughout 2013 related to these actions, of which approximately $2 million will be presented as charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss).

Building Materials

In the first quarter of 2012, the Company’s actions resulted in $5 million in charges, comprised of $2 million in severance costs and $3 million of other charges.

The following table summarizes the status of the unpaid liabilities from the Company’s 2012 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2011	Costs Incurred	Payments	Ending Balance Dec. 31, 2012	Cumulative Charges Incurred
Severance	$—	$51	$6	$45	$51

Total	$—	$51	$6	$45	$51

2010 Cost Reduction Actions

As part of the Company’s continuing review of its manufacturing network, actions were taken during 2010 to further balance global capacity and respond to market conditions. No charges related to these actions were incurred during the twelve months ended December 31, 2012. During the twelve months ended December 31, 2010, the Company recorded $40 million in charges related to these cost reduction actions and related items; of which $29 million related to severance and are presented in charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss) and $11 million related to accelerated depreciation expense and are included in cost of sales on the Consolidated Statements of Earnings (Loss). Payments related to these actions have all been paid as of December 31, 2012.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	Dec. 31, 2012	Dec. 31, 2011
6.50% senior notes, net of discount, due 2016	$400	$649
9.00% senior notes, net of discount, due 2019	247	346
4.20% senior notes, net of discount, due 2022	599	—
7.00% senior notes, net of discount, due 2036	540	540
Accounts receivable securitization facility, maturing in 2014	141	158
Senior revolving credit facility, maturing in 2016	73	136
Various capital leases, due through and beyond 2050	52	55
Various floating rate debt, maturing through 2017	2	3
Other fixed rate debt, with maturities up to 2016, at rates up to 11.0%	—	8
Fair value adjustment to debt	26	39

Total long-term debt	2,080	1,934
Less – current portion	4	4

Long-term debt, net of current portion	$2,076	$1,930

Senior Notes

The Company issued $600 million of 2022 Senior Notes on October 17, 2012. The proceeds of these notes were used to refinance $250 million of our 2016 Senior Notes, $100 million of our 2019 Senior Notes and pay down our Senior Revolving Credit Facility. Interest on the notes is payable semiannually in arrears on June 15 and December 15 each year, beginning on June 15, 2013.

The Company issued $350 million of 2019 Senior Notes on June 3, 2009. On October 31, 2006, we issued $650 million of 2016 Senior Notes and $540 million of 2036 Senior Notes. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of December 31, 2012.

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

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of December 31, 2012.

The Company had $4 million and $42 million of letters of credit outstanding under the Senior Revolving Credit Facility at December 31, 2012 and 2011, respectively.

Receivables Securitization Facility

Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivables Purchase Agreement (the “RPA”). Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility was amended on December 16, 2011 to extend maturity to December 2014. At December 31, 2012, the Company utilized the full amount permitted under the terms of the receivables securitization facility. The Company had $37 million of letters of credit outstanding under the receivables securitization facility at December 31, 2012. There were no letters of credit outstanding under the receivables securitization facility at December 31, 2011.

The receivables securitization facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of December 31, 2012.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    DEBT (continued)

Debt Maturities

The aggregate maturities for all long-term debt issues for each of the five years following December 31, 2012 and thereafter are presented in the table below (in millions). The maturities are stated at total cash the Company is contractually obligated to pay third parties and are not stated net of discount. The effects of the interest rate swap are not included in the table below.

Period	Maturities
2013	$4
2014	145
2015	4
2016	477
2017	4
2018 and beyond	1,434

Total	$2,068

Short-Term Debt

At December 31, 2012 and December 31, 2011, short-term borrowings were 5 million and 28 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 4.5% for December 31, 2012 and 7.4% for December 31, 2011.

16.    PENSION PLANS

The Company is committed to providing a competitive benefit package to employees. On August 31, 2009 the Company elected to reorganize its postemployment benefit package, by which the Company enhanced its 401(k) Plan and froze the United States Pension Plan for all salaried employees and a significant portion of hourly employees, effective January 1, 2010.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

The following tables provides a reconciliation of the change in the projected benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2012 and 2011 (in millions):

	Dec. 31, 2012			Dec. 31, 2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation

Benefit obligation at beginning of period	$1,105	$503	$1,608	$1,050	$488	$1,538
Service cost	9	5	14	9	5	14
Interest cost	49	23	72	53	25	78
Actuarial loss	111	34	145	81	18	99
Currency (gain) loss	—	16	16	—	(7)	(7)
Benefits paid	(87)	(23)	(110)	(87)	(21)	(108)
Settlements / Curtailments	—	(6)	(6)	(1)	(3)	(4)
Other	—	2	2	—	(2)	(2)

Benefit obligation at end of period	$1,187	$554	$1,741	$1,105	$503	$1,608

Change in Plan Assets

Fair value of assets at beginning of period	$812	$360	$1,172	$767	$364	$1,131
Actual return on plan assets	99	40	139	38	1	39
Currency gain (loss)	—	12	12	—	(5)	(5)
Company contributions	32	18	50	94	23	117
Benefits paid	(87)	(23)	(110)	(87)	(21)	(108)
Settlements	—	(3)	(3)	—	(2)	(2)

Fair value of assets at end of period	$856	$404	$1,260	$812	$360	$1,172

Funded status	$(331)	$(150)	$(481)	$(293)	$(143)	$(436)

	Dec. 31, 2012			Dec. 31, 2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Amounts Recognized in the Consolidated Balance Sheets

Prepaid pension cost	$—	$1	$1	$—	$4	$4
Accrued pension cost – current	—	(2)	(2)	—	(5)	(5)
Accrued pension cost – non-current	(331)	(149)	(480)	(293)	(142)	(435)

Net amount recognized	$(331)	$(150)	$(481)	$(293)	$(143)	$(436)

Amounts Recorded in Accumulated OCI

Net actuarial loss	$(396)	$(95)	$(491)	$(347)	$(82)	$(429)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

The following table presents information about the projected benefit obligation, accumulated benefit obligation (“ABO”) and plan assets of the Company’s pension plans (in millions):

	Dec. 31, 2012			Dec. 31, 2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Plans with ABO in excess of fair value of plan assets:

Projected benefit obligation	$1,187	$511	$1,698	$1,105	$500	$1,605
Accumulated benefit obligation	$1,187	$487	$1,674	$1,105	$442	$1,547
Fair value of plan assets	$856	$365	$1,221	$812	$354	$1,166

Plans with fair value of assets in excess of ABO:

Projected benefit obligation	$—	$43	$43	$—	$3	$3
Accumulated benefit obligation	$—	$33	$33	$—	$3	$3
Fair value of plan assets	$—	$39	$39	$—	$6	$6
Total projected benefit obligation	$1,187	$554	$1,741	$1,105	$503	$1,608
Total accumulated benefit obligation	$1,187	$520	$1,707	$1,105	$445	$1,550
Total plan assets	$856	$404	$1,260	$812	$360	$1,172

Weighted-Average Assumptions Used to Determine Benefit Obligation

The following table presents weighted average assumptions used to determine benefit obligations at the measurement dates noted:

	Dec. 31,
	2012	2011
United States Plans
Discount rate	3.80%	4.60%
Expected return on plan assets	7.50%	7.25%

Non-United States Plans
Discount rate	4.10%	4.65%
Expected return on plan assets	6.13%	7.23%
Rate of compensation increase	3.50%	3.75%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

Components of Net Periodic Pension Cost

The following table presents the components of net periodic pension cost for the periods noted (in millions):

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Service cost	$15	$14	$14
Interest cost	72	78	78
Expected return on plan assets	(86)	(91)	(87)
Amortization of actuarial loss	29	15	3
Curtailment/settlement gain	—	—	(1)

Net periodic benefit cost	$30	$16	$7

Weighted-Average Assumptions Used to Determine Net Periodic Pension Cost

The following table presents weighted-average assumptions used to determine net periodic pension costs for the periods noted:

	Twelve Months Ended Dec. 31,
	2012	2011	2010
United States Plans
Discount rate	4.60%	5.30%	5.80%
Expected return on plan assets	7.25%	7.75%	8.00%
Rate of compensation increase	N/A (a)	N/A (a)	N/A (a)

Non-United States Plans
Discount rate	4.65%	5.21%	5.41%
Expected return on plan assets	7.23%	7.25%	7.25%
Rate of compensation increase	3.75%	3.86%	3.92%

(a)	Not applicable due to changes in plan made on August 1, 2009 that were effective beginning January 1, 2010.

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

Accumulated Other Comprehensive Earnings (Deficit)

For the year ended December 31, 2012, the Company recorded a debit of $44 million, net of tax, to OCI. Of the $(491) million balance in OCI, $20 million is expected to be recognized as net periodic pension cost during 2013. For the year ended December 31, 2011, the Company recorded a debit of $99 million, net of tax, to OCI.

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

Plan Assets

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall under United States pension plan assets at December 31, 2012 and 2011 (in millions):

	2012			2011
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Equity
Domestic actively managed	$129	$—	$129	$113	$—	$113
Domestic passive index	—	55	55	—	49	49
International actively managed	122	—	122	101	—	101
International passive index	—	27	27	—	16	16
Fixed income and cash equivalents
Cash and cash equivalents	1	—	1	15	—	15
Short-term debt	—	24	24	—	3	3
Corporate bonds	—	274	274	—	292	292
Government debt	—	94	94	—	101	101
Real estate investment trusts	27	—	27	23	—	23
Absolute return strategies	—	76	76	—	68	68
Real assets	—	27	27	—	31	31

Total United States plan assets	$279	$577	$856	$252	$560	$812

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall under non-United States pension plan assets at December 31, 2012 and 2011 (in millions):

	2012			2011
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Equity
Domestic actively managed	$29	$—	$29	$32	$—	$32
Domestic passive index	—	—	—	—	98	98
International actively managed	55	—	55	46	—	46
International passive index	—	32	32	—	18	18
Fixed income and cash equivalents
Cash and cash equivalents	1	—	1	—	—	—
Corporate bonds	—	185	185	—	166	166
Absolute return strategies	—	102	102	—	—	—

Total non-United States plan assets	$85	$319	$404	$78	$282	$360

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    PENSION PLANS (continued)

The above asset allocations are in compliance with the non-United States pension plan’s current investment policy.

Investment Strategy

The current investment policy for the United States pension plan is to have 38% of assets invested in equities, 3% in real estate, 6% in real assets, and 47% in intermediate and long-term fixed income securities, and 6% in absolute return strategies. Assets are rebalanced periodically to conform to policy tolerances. The Company actively evaluates the reasonableness of its asset mix given changes in the projected benefit obligation and market dynamics.

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s pension plans (in millions):

Year	Estimated Benefit Payments
2013	$102
2014	$101
2015	$104
2016	$105
2017	$104
2018-2022	$515

Contributions

Owens Corning expects to contribute $20 million in cash to the United States pension plan during 2013 and another $18 million to non-United States plans. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements.

Defined Contribution Plans

The Company sponsors two defined contribution plans which are available to substantially all United States employees. The Company matches a percentage of employee contributions up to a maximum level and, beginning January 1, 2010, contributes 2% of an employee’s wages regardless of employee contributions. The Company recognized expense of $30 million, $27 million and $30 million during the years ended December 31, 2012, 2011 and 2010, respectively, related to these plans.

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

The following table provides a reconciliation of the change in the projected benefit obligation and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2012 and 2011 (in millions):

	Dec. 31, 2012			Dec. 31, 2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation

Benefit obligation at beginning of period	$244	$20	$264	$279	$21	$300
Service cost	3	—	3	3	—	3
Interest cost	10	1	11	13	1	14
Actuarial loss (gain)	17	—	17	(4)	2	(2)
Currency loss (gain)	—	1	1	—	(1)	(1)
Plan amendments	(3)	—	(3)	(30)	—	(30)
Benefits paid	(19)	(1)	(20)	(17)	(1)	(18)
Curtailment gain	—	—	—	—	(2)	(2)

Benefit obligation at end of period	$252	$21	$273	$244	$20	$264

Funded status	$(252)	$(21)	$(273)	$(244)	$(20)	$(264)

Amounts Recognized in the Consolidated Balance Sheets

Accrued benefit obligation – current	$(20)	$(1)	$(21)	$(24)	$(1)	$(25)
Accrued benefit obligation – non-current	(232)	(20)	(252)	(220)	(19)	(239)

Net amount recognized	$(252)	$(21)	$(273)	$(244)	$(20)	$(264)

Amounts Recorded in Accumulated OCI

Net actuarial gain	$4	$5	$9	$24	$5	$29
Net prior service credit	28	—	28	30	—	30

Net amount recognized	$32	$5	$37	$54	$5	$59

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

Weighted-Average Assumptions Used to Determine Benefit Obligations

The following table presents the discount rates used to determine the benefit obligations:

	Dec. 31,
	2012	2011
United States plans	3.50%	4.35%
Non-United States plans	3.80%	4.10%

Components of Net Periodic Postretirement Benefit Cost

The following table presents the components of net periodic postretirement benefit cost (in millions):

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Service cost	$3	$3	$3
Interest cost	11	14	15
Amortization of prior service cost	(4)	—	—
Amortization of actuarial gain	(3)	(1)	—
Curtailment gain	(1)	(2)	—

Net periodic postretirement benefit cost	$6	$14	$18

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

The following table presents the discount rates used to determine net periodic postretirement benefit cost:

	Twelve Months Ended Dec. 31,
	2012	2011	2010
United States plans	4.35%	5.05%	5.60%
Non-United States plans	4.10%	4.80%	5.15%

The following table presents health care cost trend rates used to determine net periodic postretirement benefit cost, as well as information regarding the ultimate rate and the year in which their ultimate rate is reached:

	Twelve Months Ended Dec. 31,
	2012	2011	2010
United States plans
Initial rate at end of year	7.00%	7.00%	7.00%
Ultimate rate	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2022	2021	2020
Non-United States plans
Initial rate at end of year	6.50%	6.80%	7.00%
Ultimate rate	4.80%	4.80%	4.80%
Year in which ultimate rate is reached	2019	2019	2019

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

The health care cost trend rate assumption can have a significant effect on the amounts reported. To illustrate, a one-percentage point change in the December 31, 2012 assumed health care cost trend rate would have the following effects (in millions):

	1-Percentage Point
	Increase	Decrease
Increase (decrease) in total service cost and interest cost components of net periodic postretirement benefit cost	$1	$(1)
Increase (decrease) of accumulated postretirement benefit obligation	$10	$(9)

Accumulated Other Comprehensive Earnings (Deficit)

For the year ended December 31, 2012, the Company recorded a debit of $14 million, net of tax, to OCI. Approximately $5 million of the $37 million balance in accumulated OCI is expected to be recognized as net periodic postretirement benefit cost during 2013. For the year ended December 31, 2011, the Company recorded a credit of $19 million, net of tax, to OCI.

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s postretirement benefit plans (in millions):

Year	Estimated Benefit Payments
2013	$22
2014	$22
2015	$22
2016	$21
2017	$21
2018-2022	$95

Postemployment Benefits

The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits liability at December 31, 2012 and 2011 was $22 million and $28 million, respectively. The net periodic postemployment benefit expense was $1 million for each of the years ended December 31, 2012, 2011 and 2010, respectively.

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

Environmental Matters

We have been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2012, we had environmental remediation liabilities as a PRP at 19 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2012, our reserve for such liabilities was $7 million.

Kearny, New Jersey Manufacturing Facility

During the week of October 29, 2012, the Company experienced a flood at its Kearny New Jersey manufacturing facility as a result of Hurricane Sandy. This facility is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. In 2012, the Company incurred $9 million in losses (net of insurance proceeds) related to the Hurricane of which $6 million are related to losses reported in Cost of Sales with the remaining $3 million being reported in Other expenses (income) on the Consolidated Statements of Earnings (loss). As of December 31, 2012, we have received insurance advances of $20 million that have been presented on the statement of cash flows as an investing activity based on the nature of the insured items. We are still assessing the damages and currently do not have a full estimate of the total property damage costs and business interruption losses. The Company believes these costs/losses will be substantially covered by insurance. Also, the timing of any recoveries may result in expenses being taken in periods before the insurance receipts are recorded or received.

19.    STOCK COMPENSATION

2010 Stock Plan

On April 22, 2010, the Company’s stockholders approved the Owens Corning 2010 Stock Plan (the “2010 Stock Plan”) which replaced the Owens Corning 2006 Stock Plan (the “2006 Stock Plan”), as amended and restated. The 2010 Stock Plan authorizes grants of stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. At December 31, 2012, the number of shares remaining available under the 2010 Stock Plan for all stock awards was 2.8 million.

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

During 2012, 409,700 stock options were granted with a weighted-average grant date fair value of $15.27. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 45.8%, expected dividends of 0%, expected term of 6.26 years and a risk-free interest rate of 1.1%.

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

During the years ended December 31, 2012, 2011 and 2010, the Company recognized expense of $5 million, $4 million and $3 million respectively, related to the Company’s stock options. As of December 31, 2012 there was $8 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.52 years. The total aggregate intrinsic value of options outstanding as of December 31, 2012, 2011, and 2010 was $28 million, $12 million and $19 million, respectively. Cash received from option exercises was $12 million, $10 million and $2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Tax benefits realized from tax deductions associated with option exercises totaled $2 million, $1 million and less than $1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table summarizes the Company’s stock option activity:

	Twelve Months Ended Dec. 31, 2012		Twelve Months Ended Dec. 31, 2011		Twelve Months Ended Dec. 31, 2010
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Beginning Balance	3,293,545	$26.26	3,397,858	$25.06	3,002,470	$25.02
Granted	409,700	33.73	412,200	33.98	515,200	25.63
Exercised	(520,120)	22.65	(374,738)	25.78	(84,050)	28.74
Forfeited	(157,905)	28.48	(141,775)	21.19	(35,762)	21.09

Ending Balance	3,025,220	$27.78	3,293,545	$26.26	3,397,858	$25.06

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    STOCK COMPENSATION (continued)

The following table summarizes information about the Company’s options outstanding and exercisable:

Options Outstanding				Options Exercisable
		Weighted-Average		Number Exercisable at Dec. 31, 2012	Weighted-Average
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$7.57 - $34.94	3,025,220	5.70	$27.78	2,062,803	4.65	$27.21

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

During the years ended December 31, 2012, 2011 and 2010, the Company recognized expense of $15 million, $13 million and $15 million respectively, related to the Company’s restricted stock. As of December 31, 2012, there was $23 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.66 years. The total grant date fair value of shares vested during the years ended December 31, 2012, 2011 and 2010, was $12 million, $9 million and $17 million, respectively.

A summary of the status of the Company’s plans that had restricted stock issued as of December 31, 2012, 2011 and 2010 and changes during the twelve months ended December 31, 2012, 2011 and 2010 are presented below:

	Twelve Months Ended Dec. 31, 2012		Twelve Months Ended Dec. 31, 2011		Twelve Months Ended Dec. 31, 2010
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Beginning Balance	1,941,742	$23.83	1,987,705	$19.74	2,177,953	$17.35
Granted	638,618	33.43	565,982	33.47	740,375	26.25
Vested	(544,528)	22.38	(476,650)	18.82	(873,490)	19.35
Forfeited	(160,767)	28.36	(135,295)	21.67	(57,133)	18.96

Ending Balance	1,875,065	$27.14	1,941,742	$23.83	1,987,705	$19.74

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

During 2012, 2011, and 2010, the Company granted PSUs. The 2012, 2011, and 2010 grants vest after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the respective three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For all PSUs, respectively, during the period ended December 31, 2012, 2011 and 2010, the Company recognized expense of $13 million, $7 million and $13 million. As of December 31, 2012, there was $10 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.7 years.

2012 Grant

For the 2012 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended December 31, 2012, the Company estimated the fair value of the cash PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 35.6%, a risk free rate of 0.3% and an expected term of 2.00 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning December 31, 2012 to the end of the three-year performance period.

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

2011 Grant

For the 2011 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended December 31, 2012, the Company estimated the fair value of the cash PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 30.6%, a risk free rate of 0.1% and an expected term of 1.00 year. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning December 31, 2012 to the end of the three-year performance period.

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

2010 Grant

For the 2010 grant, the portion of the PSUs settled in cash is revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended December 31, 2012, the Company estimated the fair value of the PSUs settled in cash using a Monte Carlo simulation that used various assumptions that include expected volatility of 22.6%, a risk-free interest rate of 0% and an expected term of 0 years, which is the remaining life of the grant. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning December 31, 2012 to the end of the three-year performance period.

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

	Twelve Months Ended Dec. 31, 2012		Twelve Months Ended Dec. 31, 2011		Twelve Months Ended Dec. 31, 2010
	Number of PSUs	Weighted- Average Grant Date Fair Value	Number of PSUs	Weighted- Average Grant Date Fair Value	Number of PSUs	Weighted- Average Grant Date Fair Value
Beginning Balance	508,616	$42.24	754,603	$19.66	1,064,293	$20.74
Granted	256,400	47.97	354,564	48.61	470,583	36.52
Vested	(260,580)	36.52	(526,608)	16.45	(739,115)	31.15
Forfeited/cancelled	(91,526)	43.45	(73,943)	25.98	(41,158)	34.06

Ending Balance	412,910	$49.14	508,616	$42.24	754,603	$19.66

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.    ACCUMULATED OTHER COMPREHENSIVE INCOME

A summary of the balances within each classification of accumulated OCI (deficit) as of December 31, 2012 and 2011 follows (in millions):

	Twelve Months Ended Dec. 31,
	2012	2011
Currency translation adjustment	$29	$24
Pension and other postretirement adjustment, net of tax	(393)	(337)
Deferred loss on hedging transactions, net of tax	—	(2)

Accumulated OCI (deficit)	$(364)	$(315)

21.    WARRANTS

The Company issued 17.5 million Series A warrants (representing the right to purchases one share of the Company’s common stock for $43.00) and 7.8 million Series B warrants (representing the right to purchase one share of the Company’s common stock for $45.25) on October 31, 2006, all of which remain outstanding and exercisable as of December 31, 2012. Such warrants expire on October 31, 2013. The Company has accounted for these warrants as equity instruments since there is no option for cash or net-cash settlement when the warrants are exercised. Future exercises and forfeitures will reduce the amount of warrants. Exercises will increase the amount of common stock outstanding and additional paid in capital.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.    EARNINGS PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 (in millions, except per share amounts):

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Net earnings (loss) attributable to Owens Corning	$(19)	$276	$933

Weighted-average number of shares outstanding used for basic earnings per share	119.4	122.5	125.6
Non-vested restricted and performance shares	—	0.7	0.8
Options to purchase common stock	—	0.3	0.2

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	119.4	123.5	126.6

Earnings (loss) per common share attributable to Owens Corning common stockholders:
Basic	$(0.16)	$2.25	$7.43
Diluted	$(0.16)	$2.23	$7.37

Basic earnings (loss) per share is calculated by dividing earnings (loss) attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

On April 19, 2012, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The 2012 Repurchase Program is in addition to the share buy-back program announced August 4, 2010, (the “2010 Repurchase Program” and collectively with the 2012 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. During the year ended December 31, 2012, 3.7 million shares were repurchased under the Repurchase Programs. As of December 31, 2012, 10 million shares remain available for repurchase under the Repurchase Programs.

For the year ended December 31, 2012, the number of shares used in the calculation of diluted earnings (loss) per share did not include 0.2 million performance shares, 0.5 million non-vested restricted shares, 0.6 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For the year ended December 31, 2011, the number of shares used in the calculation of diluted earnings (loss) per share did not include 0.8 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2012 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$1	$—	$—
Term deposits	1	1
Derivative assets	1	—	1	—

Total assets	$3	$2	$1	$—

Liabilities:
Derivative liabilities	$(4)	$—	$(4)	$—

Total liabilities	$(4)	$—	$(4)	$—

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

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $53 million as of December 31, 2012 and are included in other non-current assets on the Consolidated Balance Sheets.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of December 31, 2012, the Company’s 6.50% senior notes due 2016 were trading at approximately 112% of par value, the 7.00% senior notes due 2036 were trading at approximately 109% of par value, the 9.00% senior notes due 2019 were trading at approximately 127% of par value and the 4.20% senior notes due 2022 were trading at approximately 102% of par value.

At December 31, 2012, the Company determined that the book value of the remaining long-term debt instruments approximates market value. This approach, using level 1 inputs and utilizing indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $268 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.    INCOME TAXES

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Earnings before taxes:
United States	$31	$202	$2
Foreign	(71)	151	94

Total	$(40)	$353	$96

Income tax expense (benefit):
Current
United States	$1	$(14)	$49
State and local	(2)	2	—
Foreign	20	28	27

Total current	19	16	76

Deferred
United States	(22)	61	(881)
State and local	2	7	(55)
Foreign	(27)	(10)	20

Total deferred	(47)	58	(916)

Total income tax expense (benefit)	$(28)	$74	$(840)

The reconciliation between the United States federal statutory rate and the Company’s effective income tax rate from continuing operations is:

	Twelve Months Ended Dec. 31,
	2012	2011	2010
United States federal statutory rate	(35)%	35%	35%
State and local income taxes, net of federal tax benefit	(5)	2	2
Foreign tax rate differential	(60)	(10)	(30)
US tax expense/benefit on foreign earnings/loss	(62)	(1)	(2)
Valuation allowance	127	2	(944)
Uncertain tax positions and settlements	(2)	(3)	53
Goodwill	—	—	11
Other, net	(33)	(4)	—

Effective tax rate	(70)%	21%	(875)%

As of December 31, 2012, the Company has not recorded a deferred tax liability of approximately $235 million for withholding or United States federal income taxes on approximately $1.210 billion of accumulated undistributed earnings of its foreign subsidiaries and affiliates as they are considered by management to be permanently reinvested.

At December 31, 2012, the Company had federal, state and foreign net operating loss carryforwards of $2.3 billion, $3.3 billion and $807 million, respectively. If not utilized, the federal and state net operating loss

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.    INCOME TAXES (continued)

carryforwards will expire through 2032 while the foreign net operating loss carryforwards will begin to expire in 2013, with the majority having no expiration date. Certain of these loss carryforwards are subject to limitation as a result of the changes of control that resulted from the Company’s emergence from bankruptcy in 2006 and the acquisition of certain foreign entities in 2007. However, the Company believes that these limitations on its loss carryforwards will not result in a forfeiture of any of the carryforwards.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows (in millions):

	2012		2011
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Other employee benefits	$160	$—	$166	$—
Pension plans	161	—	136	—
Operating loss carryforwards	1,080	—	1,040	—
Depreciation	—	332	—	376
Amortization	—	373	—	380
State and local taxes	5	—	4	—
Other	173	—	155	—

Subtotal	1,579	705	1,501	756
Valuation allowances	(228)	—	(187)	—

Total deferred taxes	$1,351	$705	$1,314	$756

The Company had current deferred tax assets of $80 million and $71 million which are included in other current assets in the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively.

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

The valuation allowance of $228 million and $187 million as of December 31, 2012 and 2011, respectively, related to tax assets for certain state and foreign jurisdictions.

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2008 or state and foreign examinations for years before 2001. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $65 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.    INCOME TAXES (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Twelve Months Ended Dec. 31,
	2012	2011	2010
Balance at beginning of period	$170	$210	$167
Tax positions related to the current year
Gross additions	12	8	64
Gross reductions	—	—	(18)
Tax positions related to prior years
Gross additions	7	6	88
Gross reductions	(14)	(46)	(64)
Settlements	(13)	(7)	(24)
Lapses on statutes of limitations	(1)	(1)	(3)

Balance at end of period	$161	$170	$210

The Company classifies all interest and penalties as income tax expense. As of December 31, 2012, 2011 and 2010, the Company recognized $10 million, $13 million and $20 million respectively, in liabilities for tax related interest and penalties on its Consolidated Balance Sheets and $(3) million, $(15) million and $0 million, respectively, of interest and penalty expense on its Consolidated Statements of Earnings (Loss). If these unrecognized tax benefits were to be recognized as of December 31, 2012, the Company’s income tax expense would decrease by about $133 million.

25.    ACCOUNTING PRONOUNCEMENTS

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.    QUARTERLY FINANCIAL INFORMATION (unaudited)

Select quarterly financial information is presented in the tables below for the quarterly periods of 2012 and 2011, respectively (in millions, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2012
Net sales	$1,346	$1,391	$1,276	$1,159
Cost of sales	1,160	1,152	1,074	989

Gross margin	186	239	202	170
Earnings (loss) before interest and taxes	(12)	85	59	16
Interest expense, net	28	28	29	29
Income tax expense (benefit)	5	17	(14)	(36)
Net earnings (loss) attributable to Owens Corning	$(46)	$39	$44	$(56)

BASIC EARNINGS (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$(0.38)	$0.32	$0.37	$(0.47)

DILUTED EARNINGS (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$(0.38)	$0.32	$0.37	$(0.47)

During the first, second, third, and fourth quarter 2012 the Company recorded additional pre-tax income (expense) of ($4) million ($3 million after tax expense), $1 million ($1 million after tax), ($7) million ($3 million after tax expense), and ($3) million ($2 million after tax expense) respectively; related to prior periods. The effect was not material to previously issued financial statements.

	Quarter
	First	Second	Third	Fourth
2011
Net sales	$1,238	$1,451	$1,450	$1,196
Cost of sales	1,036	1,172	1,133	966

Gross margin	202	279	317	230
Earnings before interest and taxes	61	135	177	88
Interest expense, net	25	28	28	27
Income tax expense	11	29	23	11
Net earnings attributable to Owens Corning	$24	$78	$124	$50

BASIC EARNINGS PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$0.19	$0.63	$1.02	$0.41

DILUTED EARNINGS PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$0.19	$0.62	$1.01	$0.41

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

Guarantor and Nonguarantor Financial Statements

As described in Note 15, Owens Corning has issued $1.8 billion aggregate principal amount of Senior Notes. The Senior Notes and the Senior Credit Facilities are guaranteed, fully, unconditionally and jointly and severally, by each of Owens Corning’s current and future 100% owned material domestic subsidiaries that is a borrower or a guarantor under Owens Corning’s Credit Agreement, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Credit Facilities (collectively, the “Nonguarantor Subsidiaries”).

The Company discovered that $105 million of interest payments on parent loans were not appropriately classified between the Parent and the Guarantor Subsidiaries within the 2010 Condensed Consolidating Statements of Cash Flows. The misclassification impacted previously reported Parent and Guarantor Subsidiaries net cash flow from operations and net cash flow from financing activities. In addition, the Company discovered that $265 million of pension liabilities and related deferred tax assets of $101 million were not appropriately classified between the Parent and Guarantor Subsidiaries within the 2010 Condensed Consolidating Balance Sheet. This item also resulted in insignificant revisions to the 2010 Condensed Consolidating Statements of Income. The effect of correcting these classifications was not material to the 2010 consolidating financial information, and related amounts presented for 2010 have been revised.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,616	$1,932	$(376)	$5,172
COST OF SALES	(9)	3,015	1,745	(376)	4,375

Gross margin	9	601	187	—	797
OPERATING EXPENSES
Marketing and administrative expenses	112	259	138	—	509
Science and technology expenses	—	61	18	—	79
Charges related to cost reduction actions	—	—	51	—	51
Other expenses	(37)	24	23	—	10

Total operating expenses	75	344	230	—	649

EARNINGS BEFORE INTEREST AND TAXES	(66)	257	(43)	—	148
Interest expense (income), net	102	2	10	—	114
Loss on extinguishment of debt	74	—	—	—	74

EARNINGS (LOSS) BEFORE TAXES	(242)	255	(53)	—	(40)
Income tax expense (benefit)	(92)	64	—	—	(28)

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES AND AFFILIATES	(150)	191	(53)	—	(12)
Equity in net earnings of subsidiaries	131	(55)	—	(76)	—
Equity in net earnings of affiliates	—	(5)	1	—	(4)

NET EARNINGS (LOSS)	(19)	131	(52)	(76)	(16)
Less: Net earnings attributable to noncontrolling interest	—	—	3	—	3

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(19)	$131	$(55)	$(76)	$(19)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,641	$2,018	$(324)	$5,335
COST OF SALES	(23)	3,015	1,639	(324)	4,307

Gross margin	23	626	379	—	1,028
OPERATING EXPENSES
Marketing and administrative expenses	67	314	144	—	525
Science and technology expenses	—	61	16	—	77
Other (income) expenses	(88)	15	38	—	(35)

Total operating expenses	(21)	390	198	—	567

EARNINGS BEFORE INTEREST AND TAXES	44	236	181	—	461
Interest expense (income), net	105	(3)	6	—	108

EARNINGS (LOSS) BEFORE TAXES	(61)	239	175	—	353
Income tax expense (benefit)	(23)	72	25	—	74

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES AND AFFILIATES	(38)	167	150	—	279
Equity in net earnings of subsidiaries	314	149	—	(463)	—
Equity in net earnings (loss) of affiliates	—	(2)	4	—	2

NET EARNINGS	276	314	154	(463)	281
Less: Net earnings attributable to noncontrolling interest	—	—	5	—	5

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$276	$314	$149	$(463)	$276

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,388	$1,953	$(344)	$4,997
COST OF SALES	(19)	2,815	1,589	(344)	4,041

Gross margin	19	573	364	—	956
OPERATING EXPENSES
Marketing and administrative expenses	43	332	141	—	516
Science and technology expenses	—	63	13	—	76
Charges related to cost reduction actions	—	2	27	—	29
Other (income) expenses	(59)	132	56	—	129

Total operating expenses	(16)	529	237	—	750

EARNINGS BEFORE INTEREST AND TAXES	35	44	127	—	206
Interest expense (income), net	116	(7)	1	—	110

EARNINGS BEFORE TAXES	(81)	51	126	—	96
Income tax expense (benefit)	(59)	(831)	50	—	(840)

EARNINGS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES AND AFFILIATES	(22)	882	76	—	936
Equity in net earnings of subsidiaries	950	67	—	(1,017)	—
Equity in net earnings (loss) of affiliates	5	1	(2)	—	4

NETS EARNINGS	933	950	74	(1,017)	940
Less: Net earnings attributable to noncontrolling interest	—	—	7	—	7

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$933	$950	$67	$(1,017)	$933

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS (LOSS)	$(19)	$131	$(52)	$(76)	$(16)
Currency translation adjustment	5	—	—	—	5
Pension and other postretirement adjustment (net of tax)	(56)	—	—	—	(56)
Deferred income on hedging (net of tax)	2	—	—	—	2

COMPREHENSIVE EARNINGS (LOSS)	(68)	131	(52)	(76)	(65)
Less: Comprehensive earnings attributable to noncontrolling interest	—	—	3	—	3

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(68)	$131	$(55)	$(76)	$(68)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$276	$314	$154	$(463)	$281
Currency translation adjustment	(39)	—	—	—	(39)
Pension and other postretirement adjustment (net of tax)	(80)	—	—	—	(80)
Deferred income on hedging (net of tax)	(2)	—	—	—	(2)

COMPREHENSIVE EARNINGS	155	314	154	(463)	160
Less: Comprehensive earnings attributable to noncontrolling interest	—	—	5	—	5

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$155	$314	$149	$(463)	$155

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$933	$950	$74	$(1,017)	$940
Currency translation adjustment	26	—	—	—	26
Pension and other postretirement adjustment (net of tax)	(36)	—	—	—	(36)
Deferred income on hedging (net of tax)	2	—	—	—	2

COMPREHENSIVE EARNINGS	925	950	74	(1,017)	932
Less: Comprehensive earnings attributable to noncontrolling interest	—	—	8	—	8

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$925	$950	$66	$(1,017)	$924

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$3	$52	$—	$55
Receivables, net	—	—	600	—	600
Due from affiliates	—	2,528	—	(2,528)	—
Inventories	—	473	313	—	786
Other current assets	—	75	96	—	171

Total current assets	—	3,079	1,061	(2,528)	1,612
Investment in subsidiaries	6,877	2,489	558	(9,924)	—
Due from affiliates	—	65	1,022	(1,087)	—
Property, plant and equipment, net	374	1,294	1,235	—	2,903
Goodwill	—	1,068	75	—	1,143
Intangible assets	—	939	302	(196)	1,045
Deferred income taxes	54	525	25	—	604
Other non-current assets	67	74	120	—	261

TOTAL ASSETS	$7,372	$9,533	$4,398	$(13,735)	$7,568

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8	$610	$279	$—	$897
Due to affiliates	1,419	—	1,109	(2,528)	—
Short-term debt	—	—	5	—	5
Long-term debt – current portion	—	2	2	—	4
Total current liabilities	1,427	612	1,395	(2,528)	906
Long-term debt, net of current portion	1,884	28	164	—	2,076
Due to affiliates	—	1,022	65	(1,087)	—
Pension plan liability	331	—	149	—	480
Other employee benefits liability	—	254	20	—	274
Deferred income taxes	—	—	38	—	38
Other liabilities	192	182	41	(196)	219
OWENS CORNING STOCKHOLDERS’ EQUITY
Common stock	1	—	—	—	1
Additional paid in capital	3,925	6,541	2,062	(8,603)	3,925
Accumulated earnings	451	894	427	(1,321)	451
Accumulated other comprehensive deficit	(364)	—	—	—	(364)
Cost of common stock in treasury	(475)	—	—	—	(475)

Total Owens Corning stockholders’ equity	3,538	7,435	2,489	(9,924)	3,538
Noncontrolling interest	—	—	37	—	37

Total equity	3,538	7,435	2,526	(9,924)	3,575

TOTAL LIABILITIES AND EQUITY	$7,372	$9,533	$4,398	$(13,735)	$7,568

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$52	$—	$52
Receivables, net	—	—	730	(120)	610
Due from affiliates	529	2,369	—	(2,898)	—
Inventories	—	447	348	—	795
Other current assets	1	75	103	—	179

Total current assets	530	2,891	1,233	(3,018)	1,636
Investment in subsidiaries	6,587	2,369	533	(9,489)	—
Due from affiliates	—	63	997	(1,060)	—
Property, plant and equipment, net	384	1,278	1,242	—	2,904
Goodwill	—	1,069	75	—	1,144
Intangible assets	—	959	352	(238)	1,073
Deferred income taxes	71	448	19	—	538
Other non-current assets	60	72	100	—	232

TOTAL ASSETS	$7,632	$9,149	$4,551	$(13,805)	$7,527

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21	$553	$422	$(120)	$876
Due to affiliates	1,676	20	1,202	(2,898)	—
Short-term debt	8	—	20	—	28
Long-term debt – current portion	—	1	3	—	4
Total current liabilities	1,705	574	1,647	(3,018)	908
Long-term debt, net of current portion	1,709	29	192	—	1,930
Due to affiliates	—	997	63	(1,060)	—
Pension plan liability	293	—	142	—	435
Other employee benefits liability	—	247	20	—	267
Deferred income taxes	—	—	51	—	51
Other liabilities	224	182	27	(238)	195
OWENS CORNING STOCKHOLDERS’ EQUITY
Common stock	1	—	—	—	1
Additional paid in capital	3,907	6,357	1,889	(8,246)	3,907
Accumulated earnings	470	763	480	(1,243)	470
Accumulated other comprehensive deficit	(315)	—	—	—	(315)
Cost of common stock in treasury	(362)	—	—	—	(362)

Total Owens Corning stockholders’ equity	3,701	7,120	2,369	(9,489)	3,701
Noncontrolling interest	—	—	40	—	40

Total equity	3,701	7,120	2,409	(9,489)	3,741

TOTAL LIABILITIES AND EQUITY	$7,632	$9,149	$4,551	$(13,805)	$7,527

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(108)	$239	$199	$—	$330

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(35)	(174)	(123)	—	(332)
Proceeds from Hurricane Sandy	—	20	—	—	20
Proceeds from the sale of assets or affiliates	42	5	12	—	59

Net cash flow provided by (used for) investing activities	7	(149)	(111)	—	(253)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,564	—	313	—	1,877
Payments on senior revolving credit and receivables securitization facilities	(1,627)	—	(330)	—	(1,957)
Proceeds from long-term debt	599	—	—	—	599
Payments on long-term debt	(430)	—	(11)	—	(441)
Purchases of noncontrolling interests	—	(22)	—	—	(22)
Net decrease in short-term debt	(8)	—	(15)	—	(23)
Purchases of treasury stock	(113)	—	—	—	(113)
Other	4	—	—	—	4
Other intercompany loans	112	(65)	(47)	—	—

Net cash flow provided by (used for) financing activities	101	(87)	(90)	—	(76)

Effect of exchange rate changes on cash	—	—	2	—	2

Net increase (decrease) in cash and cash equivalents	—	3	—	—	3
Cash and cash equivalents at beginning of period	—	—	52	—	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3	$52	$—	$55

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(70)	$236	$123	$—	$289

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(7)	(222)	(213)	—	(442)
Investment in subsidiaries and affiliates	—	(84)	—	—	(84)
Proceeds from the sale of assets or affiliates	—	3	78	—	81

Net cash flow used for investing activities	(7)	(303)	(135)	—	(445)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,547	—	365	—	1,912
Payments on senior revolving credit and receivables securitization facilities	(1,423)	—	(207)	—	(1,630)
Proceeds from long-term debt	—	—	6	—	6
Payments on long-term debt	—	—	(10)	—	(10)
Net increase in short-term debt	8	—	18	—	26
Purchases of treasury stock	(138)	—	—	—	(138)
Other	8	—	—	—	8
Other intercompany loans	72	67	(139)	—	—

Net cash flow provided by financing activities	74	67	33	—	174

Effect of exchange rate changes on cash	—	—	(18)	—	(18)

Net increase (decrease) in cash and cash equivalents	(3)	—	3	—	—
Cash and cash equivalents at beginning of period	3	—	49	—	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$52	$—	$52

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(105)	$370	$223	$—	$488

NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Additions to plant and equipment	—	(139)	(175)	—	(314)
Proceeds from the sale of assets or affiliates	45	—	20	—	65

Net cash flow provided by (used for) investing activities	45	(139)	(155)	—	(249)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	631	—	—	—	631
Payments on senior revolving credit facility	(619)	—	—	—	(619)
Proceeds from long-term debt	—	—	5	—	5
Payments on long-term debt	(600)	—	(9)	—	(609)
Purchases of noncontrolling interest	—	—	(30)	—	(30)
Net decrease in short-term debt	—	—	(10)	—	(10)
Purchase of treasury stock	(120)	—	—	—	(120)
Other	2	—	—	—	2
Other intercompany loans	231	(231)	—	—	—

Net cash flow used for financing activities	(475)	(231)	(44)	—	(750)

Effect of exchange rate changes on cash	—	—	(1)	—	(1)

Net increase (decrease) in cash and cash equivalents	(535)	—	23	—	(512)
Cash and cash equivalents at beginning of period	538	—	26	—	564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3	$—	$49	$—	$52

OWENS CORNING AND SUBSIDIARIES

INDEX TO CONDENSED FINANCIAL STATEMENT SCHEDULE

Number	Description	Page
II	Valuation and Qualifying Accounts and Reserves – for the years ended December 31, 2012, 2011 and 2010	109

OWENS CORNING AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED December 31, 2012, 2011 AND 2010

(in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Acquisitions and Divestitures	Balance at End of Period
FOR THE YEAR ENDED DECEMBER 31, 2012
Allowance for doubtful accounts	$15	$3	$—	$(1	)(a)	$—	$17
Tax valuation allowance	$187	$51	$—	$(10)		$—	$228
FOR THE YEAR ENDED DECEMBER 31, 2011
Allowance for doubtful accounts	$19	$3	$—	$(7	)(a)	$—	$15
Tax valuation allowance	$174	$7	$—	$6		$—	$187
FOR THE YEAR ENDED DECEMBER 31, 2010
Allowance for doubtful accounts	$23	$1	$—	$(4	)(a)	$(1)	$19
Tax valuation allowance	$1,112	$(906)	$(32)	$—		$—	$174

(a)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.1	Indenture, dated as of October 31, 2006, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.2	First Supplemental Indenture, dated as of April 13, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 13, 2007).

4.3	Second Supplemental Indenture, dated as of December 12, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Owens Corning’s Annual Report on Form 10-K for the year ended December 31, 2007).

4.4	Third Supplemental Indenture, dated as of April 24, 2008, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended June 30, 2008).

4.5	Series A Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.6	Series B Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.4 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.7	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006 (incorporated by reference to Exhibit 4.2 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.8	Indenture, dated as of June 2, 2009, between Owens Corning, certain of Owens Corning’s subsidiaries and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Registration Statement on Form S-3 (File No. 333-159689), filed June 3, 2009).

4.9	Supplemental Indenture, dated June 8, 2009, between Owens Corning, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 8, 2009).

4.10	Form of 9.000% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 8, 2009).

4.11	Fourth Supplemental Indenture, dated as of May 26, 2010, by and among Owens Corning, certain subsidiaries, and Wells Fargo Bank, National Association, as successor Trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 28, 2010).

4.12	Second Supplemental Indenture, dated as of May 26, 2010, by and among Owens Corning, certain subsidiaries, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 28, 2010).

10.1	Credit Agreement, dated as of May 26, 2010, by and among Owens Corning, certain of its subsidiaries, the lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 28, 2010).

10.2	First amendment to Credit Agreement, dated as of March 24, 2011(incorporated by reference to Exhibit 10.2 to Owens Corning’s Current Report on Form 10-K (File 1-33100), filed February 15, 2012).

10.3	Second amendment to Credit Agreement, dated as of July 27, 2011 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), Filed July 29, 2011).

10.4	Amended and Restated Receivables Purchase Agreement dated as of December 16, 2011 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed December 19, 2011).

10.5	Purchase and Sale Agreement dated as of March 31, 2011 between Owens Corning Sales, LLC and Owens Corning Receivables LLC (incorporated by reference to Exhibit 10.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 5, 2011).

10.6	Performance Guaranty dated as of March 31, 2011 (incorporated by reference to Exhibit 10.3 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 5, 2011).

10.7	Key Management Severance Agreement with Charles E. Dana (incorporated by reference to Exhibit 10.18 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.8	Agreement with Charles E. Dana (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Annual Report on Form 10-K (File No. 1-3660) for the year ended December 31, 2003).*

10.11	Amended and restated Key Management Severance Agreement with Michael H. Thaman (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Annual Report on Form 10-K (File No. 1-3660) for the year ended December 31, 2005).*

10.12	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.13	Owens Corning Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2003).*

10.14	Owens Corning Executive Supplemental Benefit Plan, 2009 Restatement (incorporated by reference to Exhibit 10.28 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.15	Corporate Incentive Plan Terms Applicable to Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1999).*

10.16	Owens Corning Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.30 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.17	Corporate Incentive Plan Terms Applicable to Key Employees Other Than Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1999).*

10.18	Owens Corning Deferred Compensation Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.5 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2007).*

10.19	First Amendment to the Owens Corning Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.33 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.21	Owens Corning 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 23, 2010).*

14.1	Ethics Policy for Chief Executive and Senior Financial Officers (filed herewith).

21.1	Subsidiaries of Owens Corning (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Taxonomy Extension Schema

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Form 10-K.

Owens Corning agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of Owens Corning where the total amount of securities authorized under each issue does not exceed ten percent of the total assets of Owens Corning and its subsidiaries on a consolidated basis.