Form 10-Q
period 2013-03-31
Owens Corning
filed 2013-04-24
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Yes ☐             No ☑

As of April 15, 2013, 118,883,615 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(unaudited)

(in millions, except per share amounts)

	Three Months Ended Mar. 31,
	2013	2012
NET SALES	$1,350	$1,346
COST OF SALES	1,137	1,160

Gross margin	213	186
OPERATING EXPENSES
Marketing and administrative expenses	133	137
Science and technology expenses	18	19
Charges related to cost reduction actions	1	34
Other expenses	4	8

Total operating expenses	156	198

EARNINGS (LOSS) BEFORE INTEREST AND TAXES	57	(12)
Interest expense, net	29	28

EARNINGS (LOSS) BEFORE TAXES	28	(40)
Less: Income tax expense	6	5
Equity in net earnings of affiliates	-	-

NET EARNINGS (LOSS)	22	(45)
Less: Net earnings attributable to noncontrolling interests	-	1

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$22	$(46)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.19	$(0.38)
Diluted	$0.18	$(0.38)
WEIGHTED-AVERAGE COMMON SHARES
Basic	118.5	121.1
Diluted	119.6	121.1

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(unaudited)

(in millions)

	Three Months Ended Mar. 31,
	2013	2012
NET EARNINGS (LOSS)	$22	$(45)
Currency translation adjustment	(21)	24
Pension and other postretirement adjustment (net of tax of $0 and $0 for the periods ended March 31, 2013 and 2012, respectively)	2	(1)
Deferred income (loss) on hedging (net of tax of $1 and $0 for the periods ended March 31, 2013 and 2012, respectively)	2	(2)

COMPREHENSIVE EARNINGS (LOSS)	5	(24)
Less: Comprehensive earnings attributable to noncontrolling interests	-	1

COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$5	$(25)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	Mar. 31, 2013	Dec. 31, 2012
CURRENT ASSETS
Cash and cash equivalents	$62	$55
Receivables, less allowances of $16 at Mar. 31, 2013 and $17 at Dec. 31, 2012	884	600
Inventories	776	786
Other current assets	195	171

Total current assets	1,917	1,612
Property, plant and equipment, net	2,865	2,903
Goodwill	1,143	1,143
Intangible assets	1,038	1,045
Deferred income taxes	603	604
Other non-current assets	251	261

TOTAL ASSETS	$7,817	$7,568

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$920	$897
Short-term debt	10	5
Long-term debt – current portion	4	4

Total current liabilities	934	906
Long-term debt, net of current portion	2,301	2,076
Pension plan liability	462	480
Other employee benefits liability	271	274
Deferred income taxes	36	38
Other liabilities	219	219
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,941	3,925
Accumulated earnings	473	451
Accumulated other comprehensive deficit	(375)	(364)
Cost of common stock in treasury (c)	(483)	(475)

Total Owens Corning stockholders’ equity	3,557	3,538
Noncontrolling interests	37	37

Total equity	3,594	3,575

TOTAL LIABILITIES AND EQUITY	$7,817	$7,568

(a)	10 shares authorized; none issued or outstanding at Mar. 31, 2013 and Dec. 31, 2012
(b)	400 shares authorized; 135.5 issued and 118.9 outstanding at Mar. 31, 2013; 135.6 issued and 118.3 outstanding at Dec. 31, 2012
(c)	16.6 shares at Mar. 31, 2013 and 17.3 shares at Dec. 31, 2012

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended Mar. 31,
	2013	2012
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings (loss)	$22	$(45)
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	78	89
Gain on sale of businesses and fixed assets	-	(1)
Deferred income taxes	-	6
Provision for pension and other employee benefits liabilities	6	11
Stock-based compensation expense	7	7
Other non-cash	(2)	(4)
Change in working capital	(271)	(232)
Pension fund contribution	(12)	(18)
Payments for other employee benefits liabilities	(5)	(6)
Other	(2)	-

Net cash flow used for operating activities	(179)	(193)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(45)	(72)
Proceeds from the sale of assets or affiliates	-	4

Net cash flow used for investing activities	(45)	(68)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	558	626
Payments on senior revolving credit and receivables securitization facilities	(331)	(352)
Payments on long-term debt	-	(2)
Net increase (decrease) in short-term debt	5	(6)
Purchases of treasury stock	(8)	(5)
Other	8	5

Net cash flow provided by financing activities	232	266

Effect of exchange rate changes on cash	(1)	1

Net increase in cash and cash equivalents	7	6
Cash and cash equivalents at beginning of period	55	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62	$58

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	GENERAL

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.

The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2012 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s 2012 annual report on Form 10-K. Certain reclassifications have been made to the periods presented for 2012 to conform to the classifications used in the periods presented for 2013.

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

	Three Months Ended Mar. 31,
	2013	2012
Reportable Segments
Composites	$459	$476
Building Materials	937	919

Total reportable segments	1,396	1,395
Corporate eliminations	(46)	(49)

NET SALES	$1,350	$1,346

External Customer Sales by Geographic Region
United States	$964	$945
Europe	138	146
Asia Pacific	138	148
Other	110	107

NET SALES	$1,350	$1,346

Sales by Product Group
Composites	$459	$476
Insulation	330	331
Roofing	607	588
Corporate Eliminations	(46)	(49)

NET SALES	$1,350	$1,346

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	SEGMENT INFORMATION (continued)

EARNINGS BEFORE INTEREST AND TAXES

Earnings before interest and taxes (“EBIT”) by segment consist of net sales less related costs and expenses and are presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in EBIT for our reportable segments and are included in the Corporate, Other and Eliminations category.

The following table summarizes EBIT by segment (in millions):

	Three Months Ended Mar. 31,
	2013	2012
Reportable Segments
Composites	$9	$23
Building Materials	98	49

Total reportable segments	$107	$72

Corporate, Other and Eliminations
Charges related to cost reduction actions and related items (a)	$(9)	$(55)
Losses related to Hurricane Sandy	(11)	-
General corporate expense and other	(30)	(29)

EBIT	$57	$(12)

(a)	For the three months ended March 31, 2013 and 2012, includes $1 million and $34 million, respectively, of charges related to cost reduction actions and $8 million and $21 million, respectively, of other related items.

3.	INVENTORIES

Inventories consist of the following (in millions):

	Mar. 31, 2013	Dec. 31, 2012
Finished goods	$526	$554
Materials and supplies	250	232

Total inventories	$776	$786

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2013 and December 31, 2012, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	Mar. 31, 2013	Dec. 31, 2012
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas and electricity	Other current assets	$2	$-
Amount of gain recognized in OCI (effective portion)	OCI	$2	$-

Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas and electricity	Accounts payable and accrued liabilities	$-	$1
Amount of loss recognized in OCI (effective portion)	OCI	$-	$1

Derivative assets not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1	$1

Derivative liabilities not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$1	$3

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (Loss) (in millions):

		Three Months Ended Mar. 31,
	Location	2013	2012
Derivative activity designated as hedging instruments:
Natural gas and electricity:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$-	$2

Derivative activity not designated as hedging instruments:
Natural gas and electricity:
Amount of gain recognized in earnings	Other expenses	$(1)	$(1)

Foreign currency exchange contracts:
Amount of loss recognized in earnings (a)	Other expenses	$8	$11

(a)	Losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated balance sheet exposures, which were also recorded in other expenses.

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to commodity prices. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in cost of sales on the Consolidated Statements of Earnings (Loss) for commodity hedges, when the hedged item impacts earnings. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in other within operating activities on the Consolidated Statements of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in other expenses on the Consolidated Statements of Earnings (Loss).

The Company currently has natural gas and electricity commodity derivatives designated as hedging instruments that mature within 15 months. The Company’s policy is to hedge up to 75% of its total forecasted commodity exposures for the next two months, up to 50% of its total forecasted commodity exposures for the following four months, and lesser amounts for the remaining periods. Based on market conditions, approved variation from the standard policy may occur. The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged.

As of March 31, 2013, $2 million of gains included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.

Other Derivatives

The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in other expenses on the Consolidated Statements of Earnings (Loss).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

Mar. 31, 2013	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$169	$(60)	$109
Technology	20	197	(67)	130
Franchise and other agreements	15	36	(14)	22
Indefinite-lived intangible assets:
Trademarks		777	-	777

Total intangible assets		$1,179	$(141)	$1,038

Goodwill		$1,143

Dec. 31, 2012	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$169	$(58)	$111
Technology	20	198	(64)	134
Franchise and other agreements	15	37	(14)	23
Indefinite-lived intangible assets:
Trademarks		777	-	777

Total intangible assets		$1,181	$(136)	$1,045

Goodwill		$1,143

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $21 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets.

Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first quarter of 2013.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	Mar. 31, 2013	Dec. 31, 2012
Land	$220	$222
Buildings and leasehold improvements	791	789
Machinery and equipment	3,246	3,223
Construction in progress	136	147

	4,393	4,381
Accumulated depreciation	(1,528)	(1,478)

Property, plant and equipment, net	$2,865	$2,903

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 18% of total machinery and equipment as of March 31, 2013 and December 31, 2012. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

7.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Three Months Ended March 31, 2013
Beginning balance	$41
Amounts accrued for current year	7
Settlements of warranty claims	(4)

Ending balance	$44

8.	COST REDUCTION ACTIONS

2012 Cost Reduction Actions

As a result of evaluating market conditions, we took actions in 2012 to improve the competitive position of our global manufacturing network by closing certain facilities, primarily in Europe, along with other actions that align with our objectives in the region. In conjunction with these actions, the Company recorded $9 million in charges related to cost reduction actions and related items for the three months ended March 31, 2013, of which $1 million is related to severance and is included in charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss) and $8 million is related to other charges. The $8 million of other charges are included in cost of sales on the Consolidated Statements of Earnings (Loss) and consist of $3 million in accelerated depreciation and $5 million in other related charges. For the three months ended March 31, 2012, we recorded $34 million related to severance and $21 million related to other charges. The $21 million of other charges consisted of $17 million in accelerated depreciation and $4 million in other related charges. Cash payments related to these activities are expected to continue through 2015.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

8.	COST REDUCTION ACTIONS (continued)

Composites

The Company recorded $9 million in charges related to cost reduction actions and related items for the three months ended March 31, 2013, of which $1 million is related to severance costs and $8 million is related to other charges. The $8 million of other charges consist of $3 million in accelerated depreciation and $5 million in other related charges. For the three months ended March 31, 2012, we recorded $50 million in charges comprised of $32 million in severance and $18 million of other charges. The $18 million of other charges consist of $17 million in accelerated depreciation and $1 million in other related charges.

The Company anticipates incurring approximately $6 million in additional charges throughout 2013 related to these actions, of which approximately $1 million will be presented as charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss).

Building Materials

No charges related to these actions were incurred during the three months ended March 31, 2013. For the three months ended March 31, 2012, the Company’s actions resulted in $5 million in charges, comprised of $2 million in severance costs and $3 million of other charges.

The following table summarizes the status of the unpaid liabilities from the Company’s 2012 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2012	Costs Incurred	Payments	Ending Balance Mar. 31, 2013	Cumulative Charges Incurred
Severance	$45	$1	$7	$39	$52

Total	$45	$1	$7	$39	$52

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	Mar. 31, 2013	Dec. 31, 2012
6.50% senior notes, net of discount, due 2016	$400	$400
9.00% senior notes, net of discount, due 2019	248	247
4.20% senior notes, net of discount, due 2022	599	599
7.00% senior notes, net of discount, due 2036	540	540
Accounts receivable securitization facility, maturing in 2014	187	141
Senior revolving credit facility, maturing in 2016	254	73
Various capital leases, due through and beyond 2050	51	52
Various floating rate debt, maturing through 2027	2	2
Fair value adjustment to debt	24	26

Total long-term debt	2,305	2,080
Less – current portion	4	4

Long-term debt, net of current portion	$2,301	$2,076

Senior Notes

The Company issued $600 million of senior notes on October 17, 2012, $350 million of senior notes on June 3, 2009, and $1.2 billion of senior notes on October 31, 2006, which are collectively referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company.

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2013.

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

Senior Credit Facility

In July 2011, the Company amended the credit agreement (the “Credit Agreement”) for the $800 million multi-currency senior revolving credit facility (the “Senior Revolving Credit Facility”) to extend the maturity to July 2016 and reduce the pricing. The Senior Revolving Credit Facility includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate or LIBOR plus a spread.

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of March 31, 2013.

The Company had $4 million of letters of credit outstanding under the Senior Revolving Credit Facility at March 31, 2013 and December 31, 2012.

Receivables Securitization Facility

Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivables Purchase Agreement (the “RPA”). Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility was amended in the fourth quarter of 2011 to extend maturity to December 2014. At March 31, 2013, the Company utilized the full amount permitted under the terms of the RPA. The Company had $38 million of letters of credit outstanding under the receivables securitization facility at March 31, 2013. There were $37 million of letters of credit outstanding under the receivables securitization facility at December 31, 2012.

The RPA contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of March 31, 2013.

Owens Corning Receivables LLC’s sole business consists of the purchase or acceptance through capital contributions of trade receivables and related rights from Owens Corning Sales, LLC and the subsequent retransfer of or granting of a security interest in such trade receivables and related rights to certain purchasers who are party to the RPA. Owens Corning Receivables LLC is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of Owens Corning Receivables LLC’s assets prior to any assets or value in Owens Corning Receivables LLC becoming available to Owens Corning Receivables LLC’s equity holders. The assets of Owens Corning Receivables LLC are not available to pay creditors of the Company or any other affiliates of the Company or Owens Corning Sales, LLC.

Short-Term Debt

At March 31, 2013 and December 31, 2012, short-term borrowings were $10 million and $5 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 5% for March 31, 2013 and 4.5% for December 31, 2012.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Company sponsors defined benefit pension plans. Under the plans, pension benefits are based on an employee’s years of service and, for certain categories of employees, qualifying compensation. Company contributions to these pension plans are determined by an independent actuary to meet or exceed minimum funding requirements. In our U.S. plan prior to 2013 and in all of our Non-U.S plans, the unrecognized cost of any retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits. As of January 1, 2013, an increase in the number of inactive participants in our U.S. plan resulted in substantially all of the plan participants being inactive. Accordingly, we elected to begin amortizing the unrecognized cost of any retroactive amendments and actuarial gains and losses over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the active participants.

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended Mar. 31, 2013			Three Months Ended Mar. 31, 2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$2	$4	$3	$2	$5
Interest cost	11	5	16	12	6	18
Expected return on plan assets	(15)	(6)	(21)	(15)	(7)	(22)
Amortization of actuarial loss	4	1	5	6	1	7

Net periodic pension cost	$2	$2	$4	$6	$2	$8

The Company expects to contribute approximately $20 million in cash to the United States pension plans and another $18 million to non-United States plans during 2013. The Company made cash contributions of approximately $12 million to the plans during the three months ended March 31, 2013.

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

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States plans for the periods indicated (in millions):

	Three Months Ended Mar. 31,
	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$1	$1
Interest cost	2	3
Amortization of prior service cost	(1)	(1)

Net periodic benefit cost	$2	$3

11.	CONTINGENT LIABILITIES AND OTHER MATTERS

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

Environmental Matters

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At March 31, 2013, we had environmental remediation liabilities as a PRP at 19 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites, we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2013, our estimated liability for such items was $6 million.

Kearny, New Jersey Manufacturing Facility

During the week of October 29, 2012, the Company experienced a flood at its Kearny New Jersey manufacturing facility as a result of Hurricane Sandy. This facility is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. In the first quarter of 2013, the Company incurred an additional $11 million in losses related to clean up activities and business interruption losses which are reported in cost of sales on the Consolidated Statements of Earnings (Loss). We anticipate incurring approximately $18 million in additional charges through the first quarter of 2014 related to business interruption losses. The Company believes these costs/losses will be substantially covered by insurance. Also, the timing of any recoveries may result in expenses being taken in periods before the insurance receipts are recorded or received.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	STOCK COMPENSATION

2010 Stock Plan

On April 22, 2010, the Company’s stockholders approved the Owens Corning 2010 Stock Plan (the “2010 Stock Plan”) which replaced the Owens Corning 2006 Stock Plan (the “2006 Stock Plan”), as amended and restated. The 2010 Stock Plan authorizes grants of stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. At March 31, 2013, the number of shares remaining available under the 2010 Stock Plan for all stock awards was 1.9 million.

2013 Stock Plan

On April 18, 2013, the Company’s stockholders approved the Owens Corning 2013 Stock Plan (the “2013 Stock Plan”) which replaced the 2010 Stock Plan. The 2013 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2013 Stock Plan, 1.5 million shares of common stock may be granted in addition to the shares of Company common stock that rolled over from the 2010 Stock Plan as of April 18, 2013. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. There will be no future grants made under the 2010 Stock Plan.

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

During the three months ended March 31, 2013, 327,000 stock options were granted with a weighted-average grant date fair value of $18.94. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 45.28%, expected dividends of 0%, expected term of 6.25 years and a risk-free interest rate of 1.2%.

During each three month period ended March 31, 2013 and 2012, the Company recognized expense of $1 million related to the Company’s stock options. As of March 31, 2013, there was $12 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 3.06 years. The total aggregate intrinsic value of options outstanding as of each three month period ended March 31, 2013 and 2012 was $31 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	STOCK COMPENSATION (contiuned)

The following table summarizes the Company’s stock option activity for the three months ended Mar. 31, 2013:

	Three Months Ended Mar. 31, 2013
	Number of Options	Weighted-Average Exercise Price
Beginning Balance	3,025,220	$27.78
Granted	327,000	42.16
Exercised	(342,897)	27.68
Forfeited	(33,875)	33.98

Ending Balance	2,975,448	$29.30

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at Mar. 31, 2013	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price

$7.57- $42.16	2,975,448	6.01	$29.30	2,146,048	4.92	$26.64

Restricted Stock Awards and Restricted Stock Units

The Company has granted restricted stock awards and restricted stock units (collectively referred to as “restricted stock”) under its stockholder approved stock plans. Compensation expense for restricted stock is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the four year vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2017.

During each three month period ended March 31, 2013 and 2012, the Company recognized expense of $4 million related to the Company’s restricted stock. As of March 31, 2013, there was $33 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 3.09 years. The total fair value of shares vested during the three months ended March 31, 2013 and 2012 was $13 million and $10 million, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	STOCK COMPENSATION (contiuned)

A summary of the status of the Company’s plans that had restricted stock issued as of March 31, 2013 and changes during the three months ended March 31, 2013 are presented below. The weighted-average grant-date fair value of the restricted stock granted during the three months ended March 31, 2012 was $33.63.

	Three Months Ended Mar. 31, 2013
	Number of Shares	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,875,065	$27.14
Granted	430,558	40.97
Vested	(528,962)	25.47
Forfeited	(37,052)	33.37

Ending Balance	1,739,609	$30.94

Performance Stock Awards and Performance Stock Units

The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its long-term incentive plan. Outstanding grants issued in 2013 will be fully settled in stock and outstanding grants issued in 2011 and 2012 will be settled 50 percent in stock and 50 percent in cash. The amount of the stock and/or cash ultimately distributed is contingent on meeting various company or stockholder return goals.

Compensation expense for PSUs settled in stock is measured based on the grant date fair value and is recognized on a straight-line basis over the vesting period. Compensation expense for PSUs settled in cash is measured based on the fair value at the end of each quarter and is recognized on a straight-line basis over the vesting period. Vesting will be accelerated in the case of death or disability, and awards earned will be paid at the end of the three-year period.

In the first three months of 2013, the Company granted PSUs. The 2013 grants vest after a three-year period based on the Company’s total stockholder return relative to the performance of the companies in the S&P 500 Index for the respective three-year period. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For all PSUs, respectively, during the three months ended March 31, 2013 and 2012, the Company recognized expense of $4 million and $8 million. As of March 31, 2013, there was $16 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.16 years.

For the 2013 grants, the fair value of the PSUs settled in stock was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 36.7%, a risk free interest rate of 0.4% and an expected term of 2.9 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	STOCK COMPENSATION (contiuned)

A summary of the status of the Company’s plans that had issued PSUs as of March 31, 2013, and changes during the three months ended March 31, 2013, are presented below:

	Three Months Ended Mar. 31, 2013
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	412,910	$49.14
Granted	206,150	56.71
Vested	-	-
Forfeited	(18,550)	49.65

Ending Balance	600,510	$51.72

2013 Employee Stock Purchase Plan

On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. There are 2 million shares available for purchase under the ESPP as of its approval date.

13.	EARNINGS (LOSS) PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings (loss) per share (in millions, except per share amounts):

	Three Months Ended Mar. 31,
	2013	2012
Net earnings (loss) attributable to Owens Corning	$22	$(46)

Weighted-average number of shares outstanding used for basic earnings per share	118.5	121.1
Non-vested restricted and performance shares	0.6	-
Options to purchase common stock	0.5	-

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	119.6	121.1

Earnings (loss) per common share attributable to Owens Corning common stockholders:

Basic	$0.19	$(0.38)
Diluted	$0.18	$(0.38)

Basic earnings (loss) per share is calculated by dividing earnings (loss) attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	EARNINGS (LOSS) PER SHARE (contiuned)

On April 25, 2012, the Company announced a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The 2012 Repurchase Program is in addition to the share buy-back program announced August 4, 2010 (the “2010 Repurchase Program” and collectively with the 2012 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. During the three months ended March 31, 2013, no shares were repurchased under the Repurchase Programs. As of March 31, 2013, 10 million shares remain available for repurchase under the Repurchase Programs.

For the three months ended March 31, 2013, the number of shares used in the calculation of diluted earnings per share did not include 0.2 million non-vested restricted shares, 0.2 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

For the three months ended March 31, 2012, the number of shares used in the calculation of diluted loss per share did not include 0.7 million non-vested restricted shares, 0.6 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

14.	FAIR VALUE MEASUREMENT

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of March 31, 2013 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$17	$17	$-	$-
Term deposits	1	1	-
Derivative assets	3	-	3	-

Total assets	$21	$18	$3	$-

Liabilities:
Derivative liabilities	$(1)	$-	$(1)	$-

Total liabilities	$(1)	$-	$(1)	$-

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	FAIR VALUE MEASUREMENT (continued)

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2012 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$1	$-	$-
Term deposits	1	1
Derivative assets	1	-	1	-

Total assets	$3	$2	$1	$-

Liabilities:
Derivative liabilities	$(4)	$-	$(4)	$-

Total liabilities	$(4)	$-	$(4)	$-

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

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $53 million as of March 31, 2013 and December 31, 2012.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of March 31, 2013 and December 31, 2012 respectively, the Company’s 6.50% senior notes due 2016 were trading at approximately 112% of par value, the 9.00% senior notes due 2019 were trading at approximately 130% and 127% of par value, the 4.20% senior notes due 2022 were trading at approximately 103% and 102% of par value, and the 7.00% senior notes due 2036 were trading at approximately 114% and 109% of par value.

At March 31, 2013 and December 31, 2012, the Company determined that the book value of the remaining long-term debt instruments approximates market value. This approach, using Level 1 inputs and utilizing indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $494 million and $268 million, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	INCOME TAXES

Income tax expense for the three months ended March 31, 2013 was $6 million. The Company’s effective tax rate was 21 percent. The difference between the first quarter effective tax rate and the statutory rate of 35 percent is primarily attributable to the American Taxpayer Relief Act of 2012 (the “Act”) which was signed into law on January 2, 2013. The Act retroactively restored the research and experimentation credit and the Subpart F controlled foreign corporation look-through exception for 2012 and extends these provisions through the end of 2013. The retroactive effect of the Act on the Company’s U.S. federal taxes for 2012 of approximately $8 million was recognized in the quarter. The remaining differences relate to the accounting treatment of various locations which are currently in a loss position in the first quarter 2013.

Income tax expense for the three months ended March 31, 2012 was $5 million. The Company’s effective tax rate was negative 13 percent. The difference between the first quarter effective tax rate and the statutory rate of 35 percent is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position in the first quarter 2012.

16.	SUBSEQUENT EVENTS

On April 18, 2013, the Company’s stockholders approved the Owens Corning 2013 Stock Plan and the Owens Corning Employee Stock Purchase Plan. Please see additional details related to these plans in Note 12.

17.	ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updated 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012. For the three months ended March 31, 2013, the amounts reclassified out of accumulated other comprehensive income were not material.

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

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$994	$453	$(97)	$1,350
COST OF SALES	(2)	833	403	(97)	1,137

Gross margin	2	161	50	-	213
OPERATING EXPENSES
Marketing and administrative expenses	33	67	33	-	133
Science and technology expenses	-	14	4	-	18
Charges related to cost reduction actions	-	-	1	-	1
Other expenses	(1)	4	1	-	4

Total operating expenses	32	85	39	-	156

EARNINGS (LOSS) BEFORE INTEREST AND TAXES	(30)	76	11	-	57
Interest expense, net	27	-	2	-	29

EARNINGS (LOSS) BEFORE TAXES	(57)	76	9	-	28
Less: Income tax expense	(22)	19	9	-	6
Equity in net earnings (loss) of subsidiaries	57	-	-	(57)	-
Equity in net earnings of affiliates	-	-	-	-	-

NET EARNINGS (LOSS)	22	57	-	(57)	22
Less: Net earnings attributable to noncontrolling interest	-	-	-	-	-

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$22	$57	$-	$(57)	$22

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$962	$468	$(84)	$1,346
COST OF SALES	2	820	422	(84)	1,160

Gross margin	(2)	142	46	-	186
OPERATING EXPENSES
Marketing and administrative expenses	34	68	35	-	137
Science and technology expenses	-	15	4	-	19
Charges related to cost reduction actions	-	-	34	-	34
Other expenses	(8)	8	8	-	8

Total operating expenses	26	91	81	-	198

EARNINGS (LOSS) BEFORE INTEREST AND TAXES	(28)	51	(35)	-	(12)
Interest expense, net	25	-	3	-	28

EARNINGS (LOSS) BEFORE TAXES	(53)	51	(38)	-	(40)
Less: Income tax expense	(19)	12	12	-	5
Equity in net earnings (loss) of subsidiaries	(12)	(51)	-	63	-
Equity in net earnings of affiliates	-	-	-	-	-

NET EARNINGS (LOSS)	(46)	(12)	(50)	63	(45)
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(46)	$(12)	$(51)	$63	$(46)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS (LOSS)	$22	$57	$-	$(57)	$22
Currency translation adjustment	(21)	-	-	-	(21)
Pension and other postretirement adjustment (net of tax)	2	-	-	-	2
Deferred income (loss) on hedging (net of tax)	2	-	-	-	2

COMPREHENSIVE EARNINGS (LOSS)	5	57	-	(57)	5
Less: Comprehensive earnings attributable to noncontrolling interests	-	-	-	-	-

COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$5	$57	$-	$(57)	$5

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS (LOSS)	$(46)	$(12)	$(50)	$63	$(45)
Currency translation adjustment	24	-	-	-	24
Pension and postretirement adjustment (net of tax)	(1)	-	-	-	(1)
Deferred income (loss) on hedging (net of tax)	(2)	-	-	-	(2)

COMPREHENSIVE EARNINGS (LOSS)	(25)	(12)	(50)	63	(24)
Less: Comprehensive earnings attributable to noncontrolling interests	-	-	1	-	1

COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(25)	$(12)	$(51)	$63	$(25)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2013

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$-	$2	$60	$-	$62
Receivables, less allowances	-	-	884	-	884
Due from affiliates	-	2,485	-	(2,485)	-
Inventories	-	456	320	-	776
Other current assets	29	75	91	-	195

Total current assets	29	3,018	1,355	(2,485)	1,917
Investment in subsidiaries and loans	6,917	2,457	558	(9,932)	-
Due from affiliates	-	62	1,017	(1,079)	-
Property, plant and equipment, net	374	1,284	1,207	-	2,865
Goodwill	-	1,068	75	-	1,143
Intangible assets	-	934	290	(186)	1,038
Deferred income taxes	54	521	28	-	603
Other non-current assets	64	72	115	-	251

TOTAL ASSETS	$7,438	$9,416	$4,645	$(13,682)	$7,817

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$33	$462	$425	$-	$920
Due to affiliates	1,277	-	1,208	(2,485)	-
Short-term debt	-	-	10	-	10
Long-term debt – current portion	-	2	2	-	4
Total current liabilities	1,310	464	1,645	(2,485)	934
Long-term debt, net of current portion	2,064	28	209	-	2,301
Due to affiliates	-	1,017	62	(1,079)	-
Pension plan liability	325	-	137	-	462
Other employee benefits liability	-	252	19	-	271
Deferred income taxes	-	-	36	-	36
Other liabilities	182	180	43	(186)	219
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,941	6,526	2,030	(8,556)	3,941
Accumulated earnings	473	949	427	(1,376)	473
Accumulated other comprehensive deficit	(375)	-	-	-	(375)
Cost of common stock in treasury	(483)	-	-	-	(483)

Total Owens Corning stockholders’ equity	3,557	7,475	2,457	(9,932)	3,557
Noncontrolling interests	-	-	37	-	37

Total equity	3,557	7,475	2,494	(9,932)	3,594

TOTAL LIABILITIES AND EQUITY	$7,438	$9,416	$4,645	$(13,682)	$7,817

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$-	$3	$52	$-	$55
Receivables, less allowances	-	-	600	-	600
Due from affiliates	-	2,528	-	(2,528)	-
Inventories	-	473	313	-	786
Other current assets	-	75	96	-	171

Total current assets	-	3,079	1,061	(2,528)	1,612
Investment in subsidiaries	6,877	2,489	558	(9,924)	-
Due from affiliates	-	65	1,022	(1,087)	-
Property, plant and equipment, net	374	1,294	1,235	-	2,903
Goodwill	-	1,068	75	-	1,143
Intangible assets	-	939	302	(196)	1,045
Deferred income taxes	54	525	25	-	604
Other non-current assets	67	74	120	-	261

TOTAL ASSETS	$7,372	$9,533	$4,398	$(13,735)	$7,568

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8	$610	$279	$-	$897
Due to affiliates	1,419	-	1,109	(2,528)	-
Short-term debt	-	-	5	-	5
Long-term debt – current portion	-	2	2	-	4
Total current liabilities	1,427	612	1,395	(2,528)	906
Long-term debt, net of current portion	1,884	28	164	-	2,076
Due to affiliates	-	1,022	65	(1,087)	-
Pension plan liability	331	-	149	-	480
Other employee benefits liability	-	254	20	-	274
Deferred income taxes	-	-	38	-	38
Other liabilities	192	182	41	(196)	219
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,925	6,541	2,062	(8,603)	3,925
Accumulated earnings	451	894	427	(1,321)	451
Accumulated other comprehensive deficit	(364)	-	-	-	(364)
Cost of common stock in treasury	(475)	-	-	-	(475)

Total Owens Corning stockholders’ equity	3,538	7,435	2,489	(9,924)	3,538
Noncontrolling interests	-	-	37	-	37

Total equity	3,538	7,435	2,526	(9,924)	3,575

TOTAL LIABILITIES AND EQUITY	$7,372	$9,533	$4,398	$(13,735)	$7,568

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$(1)	$(199)	$21	$-	$(179)
NET CASH FLOW (USED FOR) PROVIDED BY INVESTING ACTIVITIES
Additions to plant and equipment	(2)	(26)	(17)	-	(45)
Proceeds from the sale of assets or affiliates	-	-	-	-	-

Net cash flow used for investing activities	(2)	(26)	(17)	-	(45)

NET CASH FLOW PROVIDED BY
FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	485	-	73	-	558
Payments on senior revolving credit and receivables securitization facilities	(304)	-	(27)	-	(331)
Payments on long-term debt	-	-	-	-	-
Net increase (decrease) in short-term debt	-	-	5	-	5
Purchases of treasury stock	(8)	-	-	-	(8)
Parent loans and advances	(178)	224	(46)	-	-
Other	8	-	-	-	8

Net cash flow provided by financing activities	3	224	5	-	232

Effect of exchange rate changes on cash	-	-	(1)	-	(1)

Net increase in cash and cash equivalents	-	(1)	8	-	7
Cash and cash equivalents at beginning of period	-	3	52	-	55

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$2	$60	$-	$62

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$(2)	$(217)	$26	$-	$(193)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(4)	(37)	(31)	-	(72)
Proceeds from the sale of assets or affiliates	-	-	4	-	4

Net cash flow used for investing activities	(4)	(37)	(27)	-	(68)

NET CASH FLOW PROVIDED BY
FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	558	-	68	-	626
Payments on senior revolving credit and receivables securitization facilities	(303)	-	(49)	-	(352)
Payments on long-term debt	(1)	-	(1)	-	(2)
Net increase (decrease) in short-term debt	(8)	-	2	-	(6)
Purchases of treasury stock	(5)	-	-	-	(5)
Parent loans and advances	(239)	258	(19)	-	-
Other	5	-	-	-	5

Net cash flow provided by financing activities	7	258	1	-	266

Effect of exchange rate changes on cash	-	-	1	-	1

Net increase in cash and cash equivalents	1	4	1	-	6
Cash and cash equivalents at beginning of period	-	-	52	-	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1	$4	$53	$-	$58

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We reported $57 million in earnings before interest and taxes (“EBIT”) for the first quarter 2013. We generated $77 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the first quarter 2013. First quarter EBIT in our Building Materials segment increased by $49 million and first quarter EBIT in our Composites segment declined by $14 million compared to the same period in 2012.

Restructuring actions initiated in 2012 represented $9 million of the amount adjusted out of reported EBIT to arrive at Adjusted EBIT, with the majority of the charges related to the repositioning of our European assets in our Composites business. We have also adjusted out $11 million of losses related to a flood that occurred during October of 2012 in our Kearny, New Jersey roofing manufacturing facility as a result of Hurricane Sandy. The Company believes related costs and business interruption losses will be substantially covered by insurance. There has been little impact to our customers as we continue to service all customers through our regional manufacturing network. See below for further information regarding Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning.

In our Composites segment, EBIT in the first quarter 2013 was $9 million compared to $23 million in the same period of 2012. The decline was driven primarily by unfavorable capacity utilization and inflation.

In our Building Materials segment, our Roofing business delivered EBIT in the first quarter 2013 of $119 million, up approximately 45 percent from the same period of 2012 driven by effective price execution. Our Insulation business narrowed EBIT losses in the first quarter 2013 by $13 million compared to the same period in 2012 due primarily to higher selling prices.

We maintain a strong balance sheet with ample liquidity. We have access to an $800 million senior revolving credit facility with a July 2016 maturity date and a $250 million receivables securitization facility with a December 2014 maturity date. We have no other significant debt maturities before 2016.

Due to the normal seasonality of our business, we typically have negative cash flow from operations in the first half of the year. During the first quarter 2013, we used $179 million in cash flow from operating activities compared to a use of $193 million in the first quarter 2012. This improvement resulted primarily from higher cash earnings from operations and lower contributions to our pension plans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended Mar. 31,
	2013	2012
Net sales	$1,350	$1,346
Gross margin	$213	$186
% of net sales	16%	14%
Charges related to cost reduction actions	$1	$34
Earnings (loss) before interest and taxes	$57	$(12)
Interest expense, net	$29	$28
Income tax expense	$6	$5
Net earnings (loss) attributable to Owens Corning	$22	$(46)

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

Net sales were $4 million higher in the first quarter 2013 compared to the same period in 2012 driven primarily by higher selling prices in our Building Materials segment, partially offset by lower Composites net sales.

GROSS MARGIN

Gross margin as a percentage of sales was higher in the first quarter 2013 as compared to the first quarter 2012 due primarily to higher roofing and insulation contribution margins, partially offset by unfavorable operating leverage and inflation in our composites business. In addition, gross margin included $19 million of charges in the first quarter 2013 resulting from 2012 restructuring actions and losses related to Hurricane Sandy compared to $21 million in the same period a year ago due primarily to our European restructuring actions.

CHARGES RELATED TO COST REDUCTION ACTIONS

During the first quarter of 2012, we took actions to improve the competitive position of our global manufacturing network through the closure or optimization of certain facilities in Europe. As a result of these actions, in addition to the charges recorded in cost of sales, we recognized $1 million in severance charges in the first quarter 2013 compared to $34 million during the same period a year ago. The total charges related to the cost reduction actions and related items in the first quarter 2013 and 2012 were $9 million and $55 million, respectively.

EARNINGS (LOSS) BEFORE INTEREST AND TAXES

EBIT increased by $69 million for the first quarter 2013 compared to the same period in 2012. First quarter EBIT in our Building Materials segment increased by $49 million and first quarter EBIT in our Composites segment decreased by $14 million compared to the same period in 2012. Corporate EBIT losses for the first quarter decreased by $34 million, due to the lower cost reduction actions discussed above, compared to the same period in 2012.

INTEREST EXPENSE, NET

Interest expense in the first quarter 2013 was higher than in the first quarter 2012 due primarily to higher borrowing levels.

INCOME TAX EXPENSE

The effective tax rate for the three months ended March 31, 2013 was 21 percent. The difference between the first quarter effective tax rate and the statutory rate of 35 percent is primarily attributable to the American Taxpayer Relief Act of 2012 (the “Act”) which was signed into law on January 2, 2013. The Act retroactively restored the research and experimentation credit and the Subpart F controlled foreign corporation look-through exception for 2012 and extends these provisions through

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the end of 2013. The retroactive effect of the Act on the Company’s U.S. federal taxes for 2012 of approximately $8 million was recognized in the quarter. The remaining differences relate to the accounting treatment of various locations which are currently in a loss position in the first quarter 2013.

We estimate that the effective tax rate on adjusted earnings for the full year 2013 will be about 25 to 28 percent. The difference between the effective tax rate of 25 to 28 percent and the statutory rate of 35 percent is primarily attributable to lower foreign tax rates and various tax planning initiatives.

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

Adjusting items are shown in the table below (in millions):

	Three Months Ended March 31,
	2013	2012
Charges related to cost reduction actions and related items	$(9)	$(55)
Losses related to Hurricane Sandy	(11)	-

Total adjusting items	$(20)	$(55)

	Three Months Ended March 31,
	2013	2012
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$22	$(46)
Less: Net earnings attributable to noncontrolling interests	-	1

NET EARNINGS (LOSS)	22	(45)
Income tax expense	6	5

EARNINGS (LOSS) BEFORE TAXES	28	(40)
Interest expense, net	29	28

EARNINGS (LOSS) BEFORE INTEREST AND TAXES	57	(12)
Less: adjusting items from above	(20)	(55)

ADJUSTED EBIT	$77	$43

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended Mar. 31,
	2013	2012
Net sales	$459	$476
% change from prior year	-4%	-3%
EBIT	$9	$23
EBIT as a % of net sales	2%	5%
Depreciation and amortization expense	$32	$30

NET SALES

Net sales in our Composites business decreased $17 million for the three months ended March 31, 2013 compared to the same period in 2012. The decline in sales was driven by unfavorable mix and the impact of translating sales denominated in foreign currencies into United States dollars. Glass reinforcements volume was up 1% supported by growth in industrial production; however, this growth was offset by slightly lower selling prices.

EBIT

EBIT in our Composites business decreased $14 million for the first quarter 2013 compared to the same period in 2012. Approximately half of the decline was a result of unfavorable capacity utilization compared to the same period one year ago. The remaining variance was driven about equally by inflation and slightly lower selling prices.

OUTLOOK

Global glass reinforcements market demand has grown on average with global industrial production and we believe this relationship will continue. In the first quarter, global glass reinforcements market demand continued to grow less than the historical average of five percent. Based on the outlook for global industrial production, we expect the market will continue to grow for the remainder of 2013 although again at a rate below the five percent historical average. With our asset ramp-up complete at the end of the first quarter 2013, we expect our margins to benefit from improved leverage and the asset repositioning we executed in 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense (in millions) for the Building Materials segment and our businesses within this segment (in millions):

	Three Months Ended Mar. 31,
	2013	2012
Net sales
Insulation	$330	$331
Roofing	607	588

Total Building Materials	$937	$919
% change from prior year	2%	17%

EBIT
Insulation	$(21)	$(34)
Roofing	119	83

Total Building Materials	$98	$49
EBIT as a % of net sales	10%	5%

Depreciation and amortization expense
Insulation	$26	$25
Roofing	10	9

Total Building Materials	$36	$34

NET SALES

Net sales in our Building Materials segment were $18 million higher in the first quarter 2013 compared to the same period in 2012. This increase was primarily related to higher selling prices within both our Roofing and Insulation businesses.

In our Roofing business, net sales were $19 million higher for the three months ended March 31, 2013 compared to the same period in 2012 due to favorable price partially offset by lower sales volumes.

In our Insulation business, net sales were $1 million lower for the three months ended March 31, 2013 compared to the same period in 2012. Price improvement contributed to a 5 percent increase in revenue on average across the business. This revenue increase was offset equally by lower international sales and the unfavorable impact on comparability as a result of the April and December 2012 U.S. residential price increases. The April 2012 price increase pulled volumes into the first quarter of 2012; while the December 2012 price increase pulled volumes out of the first quarter of 2013 and into the fourth quarter of 2012.

EBIT

EBIT for our Building Materials segment was $49 million higher in the first quarter 2013 compared to the same period in 2012. This increase was related to improved pricing as productivity across all of our building materials businesses was offset by lower volume.

In our Roofing business, EBIT was $36 million higher for the three months ended March 31, 2013 compared to the same period in 2012. Substantially all of the increase was driven by the impact of improved pricing. The remaining improvement quarter over quarter was driven equally by lower production costs and reduced operating expenses; however, this benefit was partially offset by lower sales volumes.

In our Insulation business, we narrowed EBIT losses by $13 million for the three months ended March 31, 2013 compared to the same period in 2012. Higher selling prices and improved manufacturing productivity represented approximately $25 million in EBIT improvement partially offset, equally, by lower volumes and raw material inflation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OUTLOOK

During the first quarter of 2013, the average Seasonally Adjusted Annual Rate (“SAAR”) of United States housing starts rose to approximately 915,000 starts versus a first quarter average in 2012 of approximately 715,000 starts. While the recent information on United States housing starts has been positive, the timing and pace of recovery of the United States housing market remains uncertain.

In our Roofing business, we expect the factors that have driven margins in recent years will continue to deliver profitability. Uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

The Company expects our Insulation business to benefit from an improving U.S. housing market, improved pricing, and continued operating leverage. We narrowed losses in the first quarter of 2013 and we expect a return to full year profitability in 2013. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended Mar. 31,
	2013	2012
Charges related to cost reduction actions and related items	$(9)	$(55)
Losses related to Hurricane Sandy	(11)	-
General corporate expense and other	(30)	(29)

EBIT	$(50)	$(84)

Depreciation and amortization	$10	$25

EBIT

In Corporate, Other and Eliminations, EBIT losses for the three months ended March 31, 2013 were $34 million lower compared to the same period in 2012. In the first quarter, we recorded an additional $11 million in property damage and related charges as a result of Hurricane Sandy’s impact on our Roofing facility in Kearny, New Jersey. We also incurred an additional $9 million in charges related to cost reduction actions and related items, primarily to improve our competitive position in Europe. These charges consist primarily of other related charges and accelerated depreciation charges.

For the first quarter 2013, general corporate expense increased $1 million compared to the same period in 2012. Overall compensation and other general expense increases were offset by a decrease in non-service pension costs.

Depreciation and amortization for the first quarter 2013 was $10 million compared to $25 million for the same period in 2012. The decrease was primarily due to including $3 million of accelerated depreciation in the first quarter of 2013 related to our European restructuring plan initiated during the first quarter of 2012 compared to $17 million in the same period a year ago.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We have an $800 million senior revolving credit facility and a $250 million receivables securitization facility that serve as our primary sources of liquidity. Our senior revolving credit facility matures in July 2016, and our receivables securitization facility matures in December 2014. We have no other significant debt maturities before 2016. As of March 31, 2013, the receivables securitization facility was fully utilized and we had $542 million available on the senior revolving credit facility. As of March 31, 2013, we had $ 2.3 billion of total debt and cash-on-hand of $62 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of March 31, 2013 and December 31, 2012, we had approximately $54 million and $41 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested.

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

The agreements applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of these types. The senior revolving credit facility and the securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of March 31, 2013.

Cash Flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended Mar. 31,
	2013	2012
Cash balance	$62	$58
Cash used for operating activities	$(179)	$(193)
Cash used for investing activities	$(45)	$(68)
Cash provided by financing activities	$232	$266
Unused committed credit lines	$542	$397

Operating activities: For the first quarter 2013, we used $179 million of cash from operations compared to $193 million in the same period in 2012. Our pension contributions were $6 million lower in the first quarter 2013 than in the first quarter 2012.

Investing activities: The $23 million decrease in cash flow used for investing activities in the three months ended March 31, 2013 compared to the first three months in 2012 was primarily the result of fewer additions to plant and equipment.

Financing activities: Cash provided by financing activities was $34 million lower for the three months ended March 31, 2013 compared to the first three months of 2012 due primarily to our cash needs for working capital and investing activities.

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

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of March 31, 2013, our federal tax net operating losses remaining were $2.3 billion. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

In addition to the United States net operating losses described above, we have net operating losses in various state and foreign jurisdictions, which totaled $3.3 billion and $807 million as of December 31, 2012, respectively. Our ability to utilize these net operating losses may be limited as a result of certain events, such as insufficient future taxable income prior to expiration of the net operating losses or changes in tax legislation. Should we determine that it is likely that our recorded net operating loss benefits are not realizable, we would be required to reduce the net operating loss tax benefits reflected on our Consolidated Financial Statements to the net realizable amount by establishing an accounting valuation allowance and recording a corresponding charge to current earnings. To date, we have recorded valuation allowances against certain of these deferred tax assets.

Pension Contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $12 million and $18 million to the plans during the three months ended March 31, 2013 and 2012, respectively. The Company expects to contribute $38 million in cash to its global pension plans during 2013. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

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

Contractual Obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. During the three months ended March 31, 2013, there were no material changes to such contractual obligations outside the ordinary course of our business.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended March 31, 2013 our RIR was 0.64 as compared to 0.37 in the same period a year ago.

ADOPTION OF NEW ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updated 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective for annual periods and interim periods within those periods beginning after December 15, 2012. The ASU is not expected to have a material impact on our Consolidated Financial Statements and we have complied with the disclosure in the accompanying Notes to the Consolidated Financial Statements contained in this report.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At March 31, 2013, we had environmental remediation liabilities as a PRP at 19 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2013, our reserve for such liabilities was $6 million.

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

Please refer to the Company’s 2012 annual report on Form 10-K for the Company’s quantitative and qualitative disclosures about market risk.

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

There have been no material changes to the risk factors as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company has nothing to report under this Item.

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2013	983		$36.99	-	10,000,000
February 1-28, 2013	179,923		41.45	-	10,000,000
March 1-31, 2013	19,972		39.21	-	10,000,000

Total	200,878	*	$41.21	-

*	The Company retained 200,878 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On April 25, 2012, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning’s outstanding common stock. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report under this Item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

OWENS CORNING

Registrant

Date:	April 24, 2013	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	April 24, 2013	By:	/s/ Kelly J. Schmidt
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