Form 10-Q
period 2013-06-30
Owens Corning
filed 2013-07-24
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes ☐             No ☑

As of July 15, 2013, 118,894,678 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET SALES	$1,347	$1,391	$2,697	$2,737
COST OF SALES	1,080	1,152	2,217	2,312

Gross margin	267	239	480	425
OPERATING EXPENSES
Marketing and administrative expenses	134	128	267	265
Science and technology expenses	20	21	38	40
Charges related to cost reduction actions	1	2	2	36
Other (income) expenses, net	(6)	3	(2)	11

Total operating expenses	149	154	305	352

EARNINGS BEFORE INTEREST AND TAXES	118	85	175	73
Interest expense, net	29	28	58	56

EARNINGS BEFORE TAXES	89	57	117	17
Less: Income tax expense	39	17	45	22
Equity in net earnings of affiliates	-	-	-	-

NET EARNINGS (LOSS)	50	40	72	(5)
Less: Net earnings attributable to noncontrolling interests	1	1	1	2

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$49	$39	$71	$(7)

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.41	$0.32	$0.60	$(0.06)
Diluted	$0.41	$0.32	$0.59	$(0.06)
WEIGHTED-AVERAGE COMMON SHARES
Basic	119.1	120.8	118.8	120.9
Diluted	120.4	121.5	119.9	120.9

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET EARNINGS (LOSS)	$50	$40	$72	$(5)
Currency translation adjustment	(24)	(43)	(45)	(19)
Pension and other postretirement adjustment (net of tax of $5 and $0 for the periods ended June 30, 2013 and 2012, respectively)	7	-	9	(1)
Deferred income (loss) on hedging (net of tax of $1, $(1), $0, and $(1) for the three and six months ended June 30, 2013 and 2012, respectively)	(2)	3	-	1

COMPREHENSIVE EARNINGS (LOSS)	31	-	36	(24)
Less: Comprehensive earnings attributable to noncontrolling interests	1	1	1	2

COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$30	$(1)	$35	$(26)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	June 30, 2013	Dec. 31, 2012
CURRENT ASSETS
Cash and cash equivalents	$72	$55
Receivables, less allowances of $15 at June 30, 2013, and $17 at Dec. 31, 2012	789	600
Inventories	820	786
Other current assets	245	176

Total current assets	1,926	1,617
Property, plant and equipment, net	2,881	2,903
Goodwill	1,167	1,143
Intangible assets	1,051	1,045
Deferred income taxes	561	604
Other non-current assets	199	256

TOTAL ASSETS	$7,785	$7,568

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$918	$907
Short-term debt	21	5
Long-term debt – current portion	3	4

Total current liabilities	942	916
Long-term debt, net of current portion	2,250	2,076
Pension plan liability	455	480
Other employee benefits liability	267	274
Deferred income taxes	35	38
Other liabilities	207	209
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,953	3,925
Accumulated earnings	522	451
Accumulated other comprehensive deficit	(399)	(364)
Cost of common stock in treasury (c)	(484)	(475)

Total Owens Corning stockholders’ equity	3,593	3,538
Noncontrolling interests	36	37

Total equity	3,629	3,575

TOTAL LIABILITIES AND EQUITY	$7,785	$7,568

(a)	10 shares authorized; none issued or outstanding at June 30, 2013, and Dec. 31, 2012
(b)	400 shares authorized; 135.5 issued and 119.1 outstanding at June 30, 2013; 135.6 issued and 118.3 outstanding at Dec. 31, 2012
(c)	16.4 shares at June 30, 2013, and 17.3 shares at Dec. 31, 2012

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2013	2012
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings (loss)	$72	$(5)
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	157	180
Gain on sale of businesses and fixed assets	-	(3)
Deferred income taxes	37	8
Provision for pension and other employee benefits liabilities	18	23
Stock-based compensation expense	14	13
Other non-cash	(12)	(7)
Change in working capital	(254)	(209)
Pension fund contribution	(20)	(30)
Payments for other employee benefits liabilities	(11)	(12)
Other	(13)	2

Net cash flow used for operating activities	(12)	(40)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(125)	(163)
Investment in subsidiaries and affiliates, net of cash acquired	(52)	-
Proceeds from Hurricane Sandy insurance claims	15	-
Proceeds from the sale of assets or affiliates	-	7

Net cash flow used for investing activities	(162)	(156)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	799	933
Payments on senior revolving credit and receivables securitization facilities	(621)	(648)
Payments on long-term debt	(1)	(6)
Net increase (decrease) in short-term debt	15	(4)
Purchases of treasury stock	(9)	(82)
Other	11	6

Net cash flow provided by financing activities	194	199

Effect of exchange rate changes on cash	(3)	(1)

Net increase in cash and cash equivalents	17	2
Cash and cash equivalents at beginning of period	55	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72	$54

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	GENERAL

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.

The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2012, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (U.S.). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s 2012 annual report on Form 10-K. Certain reclassifications have been made to the periods presented for 2012 to conform to the classifications used in the periods presented for 2013.

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

Building Materials – comprised of our Insulation and Roofing businesses. Within the Insulation business, the Company manufactures and sells fiberglass insulation into residential, commercial, industrial and other markets for both thermal and acoustical applications. It also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, bonded and granulated mineral wool insulation, and foam insulation used in above- and below-grade construction applications. Within the Roofing business, the Company manufactures and sells residential roofing shingles and oxidized asphalt materials used in residential and commercial construction and specialty applications.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reportable Segments
Composites	$472	$498	$931	$974
Building Materials	923	945	1,860	1,864

Total reportable segments	1,395	1,443	2,791	2,838
Corporate eliminations	(48)	(52)	(94)	(101)

NET SALES	$1,347	$1,391	$2,697	$2,737

External Customer Sales by Geographic Region
United States	$924	$954	$1,888	$1,899
Europe	139	152	277	298
Asia Pacific	161	164	299	312
Other	123	121	233	228

NET SALES	$1,347	$1,391	$2,697	$2,737

Sales by Product Group
Composites	$472	$498	$931	$974
Insulation	415	340	745	671
Roofing	508	605	1,115	1,193
Corporate Eliminations	(48)	(52)	(94)	(101)

NET SALES	$1,347	$1,391	$2,697	$2,737

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	SEGMENT INFORMATION (continued)

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

The following table summarizes EBIT by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reportable Segments
Composites	$32	$34	$41	$57
Building Materials	120	107	218	156

Total reportable segments	$152	$141	$259	$213

Corporate, Other and Eliminations
Charges related to cost reduction actions and related items (a)	$(3)	$(32)	$(12)	$(87)
Losses related to Hurricane Sandy	(3)	-	(14)	-
General corporate expense and other	(28)	(24)	(58)	(53)

EBIT	$118	$85	$175	$73

(a)	For the three months ended June 30, 2013 and 2012, includes $1 million and $2 million, respectively, of charges related to cost reduction actions and $2 million and $30 million, respectively, of other related items. For the six months ended June 30, 2013 and 2012, includes $2 million and $36 million, respectively, of charges related to cost reduction actions and $10 million and $51 million, respectively, of other related items.

3.	INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2013	Dec. 31, 2012
Finished goods	$571	$554
Materials and supplies	249	232

Total inventories	$820	$786

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2013, and December 31, 2012, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	June 30, 2013	Dec. 31, 2012
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas and electricity	Accounts payable and accrued liabilities	$1	$1
Amount of loss recognized in OCI (effective portion)	OCI	$1	$1

Fair value hedges:
Interest rate swaps	Accounts payable and accrued liabilities	$-	$-

Derivative assets not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1	$1

Derivative liabilities not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$4	$3

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2013	2012	2013	2012
Derivative activity designated as hedging instruments:
Natural gas and electricity:
Amount of (gain) loss reclassified from OCI into earnings (effective portion)	Cost of sales	$(1)	$5	$(1)	$7

Interest rate swaps:
Amount of (gain) loss recognized in earnings	Interest expense	$-	$-	$-	$-

Derivative activity not designated as hedging instruments:
Natural gas and electricity:
Amount of loss (gain) recognized in earnings	Other (income) expenses, net	$1	$(1)	$-	$(2)

Foreign currency exchange contract:
Amount of loss (gain) recognized in earnings (a)	Other (income) expenses, net	$2	$(7)	$10	$4

(a)	Losses (gains) related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated balance sheet exposures, which were also recorded in other expenses.

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to commodity prices. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in cost of sales on the Consolidated Statements of Earnings (Loss) for commodity hedges, when the hedged item impacts earnings. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in other within operating activities on the Consolidated Statements of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in other (income) expenses, net on the Consolidated Statements of Earnings (Loss).

The Company currently has natural gas and electricity commodity derivatives designated as hedging instruments that mature within 15 months. The Company’s policy for natural gas exposures is to hedge up to 75% of its total forecasted exposures for the next two months, up to 50% of its total forecasted exposures for the following four months, and lesser amounts for the remaining periods. The Company’s policy for electricity exposures is to hedge up to 75% of its total forecasted exposures for the current calendar year and up to 65% of its total forecasted exposures for the first calendar year forward. Based on market conditions, approved variation from the standard policy may occur. The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

As of June 30, 2013, $1 million of losses included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.

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

Other Derivatives

The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in other (income) expenses, net on the Consolidated Statements of Earnings (Loss).

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

June 30, 2013	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	18	$180	$(63)	$117
Technology	20	196	(69)	127
Franchise and other agreements	15	36	(15)	21
Indefinite-lived intangible assets:
Trademarks		786	-	786

Total intangible assets		$1,198	$(147)	$1,051

Goodwill		$1,167

Dec. 31, 2012	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$169	$(58)	$111
Technology	20	198	(64)	134
Franchise and other agreements	15	37	(14)	23
Indefinite-lived intangible assets:
Trademarks		777	-	777

Total intangible assets		$1,181	$(136)	$1,045

Goodwill		$1,143

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Building Materials	Total
Balance as of December 31, 2012	$56	$1,087	$1,143
Acquisitions (see Note 7)	2	22	24

Balance as of June 30, 2013	$58	$1,109	$1,167

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $22 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.

Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the second quarter of 2013.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	June 30, 2013	Dec. 31, 2012
Land	$220	$222
Buildings and leasehold improvements	797	789
Machinery and equipment	3,263	3,223
Construction in progress	170	147

	4,450	4,381
Accumulated depreciation	(1,569)	(1,478)

Property, plant and equipment, net	$2,881	$2,903

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 17 percent and 18 percent of total machinery and equipment as of June 30, 2013, and December 31, 2012, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

7.	ACQUISITIONS

During the second quarter of 2013 the Company completed the acquisitions of Thermafiber Inc., a leading manufacturer of mineral wool commercial and industrial insulation products located in Indiana and Tanaka Kikinzoku (Suzhou) Co., Ltd, a producer of glass fiber bushings in China.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7.	ACQUISITIONS (continued)

The Company provided total consideration that had a fair value of $52 million at the acquisition dates. The acquisitions resulted in the recognition of $19 million in intangible assets; and $24 million in goodwill. The pro-forma effect of these acquisitions on revenues and earnings was not material to the three and six months ended June 30, 2013.

8.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Six Months Ended June 30, 2013
Beginning balance	$41
Amounts accrued for current year	12
Settlements of warranty claims	(11)

Ending balance	$42

9.	COST REDUCTION ACTIONS

2012 Cost Reduction Actions

As a result of evaluating market conditions in our Composites segment, we took actions to improve the competitive position of our global manufacturing network by closing certain facilities, with our most significant actions taking place in France, Spain and Italy. These actions were primarily due to market conditions that led to lower capacity requirements within the European region. In conjunction with these actions, the Company recorded $3 million and $12 million in charges related to cost reduction actions and related items for the three and six months ended June 30, 2013, respectively; of which, $1 million and $2 million is related to severance and is included in charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss). The $2 million and $10 million of other charges consist of $1 million and $4 million in accelerated depreciation due to the shortened expected useful life of the closed facilities and $1 million and $6 million in other related charges that primarily consisted of facility closure and related other exit costs, respectively.

The following table summarizes the status of the unpaid liabilities from the Company’s 2012 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2012	Costs Incurred	Payments	Ending Balance June 30, 2013	Cumulative Charges Incurred
Severance	$45	$2	$12	$35	$53

Total	$45	$2	$12	$35	$53

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	June 30, 2013	Dec. 31, 2012
6.50% senior notes, net of discount, due 2016	$400	$400
9.00% senior notes, net of discount, due 2019	248	247
4.20% senior notes, net of discount, due 2022	599	599
7.00% senior notes, net of discount, due 2036	540	540
Accounts receivable securitization facility, maturing in 2014	212	141
Senior revolving credit facility, maturing in 2016	180	73
Various capital leases, due through and beyond 2050	51	52
Various floating rate debt, maturing through 2027	1	2
Fair value adjustment to debt	22	26

Total long-term debt	2,253	2,080
Less – current portion	3	4

Long-term debt, net of current portion	$2,250	$2,076

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2013.

In the fourth quarter of 2011, the Company terminated all interest rate swaps designated to hedge a portion of the 6.5% senior notes due 2016. The swaps were carried at fair value and recorded as other assets or liabilities, with a fair value adjustment to long-term debt on the Consolidated Balance Sheets. The fair value adjustment to debt will be amortized through 2016 as a reduction to interest expense in conjunction with the maturity date of the notes.

On June 28, 2013, the Company entered into interest rate swap agreements effective July 1, 2013 to manage its interest rate exposure by swapping $100 million of fixed rate to variable rate exposure designated against our 4.2% senior notes due 2022. The swaps are carried at fair value and recorded as other assets or liabilities, with a fair value adjustment to long-term debt on the Consolidated Balance Sheets.

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

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of June 30, 2013.

The Company had $4 million of letters of credit outstanding under the Senior Revolving Credit Facility at June 30, 2013 and December 31, 2012.

Receivables Securitization Facility

Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivables Purchase Agreement (the “RPA”). Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility was amended in the fourth quarter of 2011 to extend maturity to December 2014. At June 30, 2013, the Company utilized the full amount permitted under the terms of the RPA. The Company had $37 million of letters of credit outstanding under the receivables securitization facility at June 30, 2013 and December 31, 2012.

The RPA contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of June 30, 2013.

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

Short-Term Debt

At June 30, 2013 and December 31, 2012, short-term borrowings were $21 million and $5 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 6.9% for June 30, 2013, and 4.5% for December 31, 2012.

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

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$3	$2	$5	$1	$2	$3
Interest cost	11	6	17	13	6	19
Expected return on plan assets	(15)	(6)	(21)	(15)	(6)	(21)
Amortization of actuarial loss	3	2	5	6	1	7

Net periodic pension cost	$2	$4	$6	$5	$3	$8

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$5	$4	$9	$4	$4	$8
Interest cost	22	11	33	25	12	37
Expected return on plan assets	(30)	(12)	(42)	(30)	(13)	(43)
Amortization of actuarial loss	7	3	10	12	2	14

Net periodic pension cost	$4	$6	$10	$11	$5	$16

The Company expects to contribute approximately $20 million in cash to the United States Pension Plans and another $18 million to non-United States plans during 2013. The Company made cash contributions of approximately $20 million to the plans during the six months ended June 30, 2013.

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

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$-	$-	$1	$1
Interest cost	3	3	5	6
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of actuarial gain	-	(1)	-	(1)

Net periodic benefit cost	$2	$1	$4	$4

12.	CONTINGENT LIABILITIES AND OTHER MATTERS

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

Environmental Matters

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At June 30, 2013, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2013, our reserve for such liabilities was $6 million.

Kearny, New Jersey Manufacturing Facility

During the week of October 29, 2012, the Company experienced a flood at its Kearny, New Jersey manufacturing facility as a result of Hurricane Sandy. This facility is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. For the three months ended June 30, 2013, the Company incurred $3 million (net of insurance proceeds) in losses related to clean up activities and business interruption, of which $11 million of losses have been reported in Cost of Sales, partially offset by an $8 million net gain reported in Other (income) expenses, net on the Consolidated Statements of Earnings (Loss). For the six months ended June 30, 2013, the Company incurred $14 million (net of insurance proceeds) in losses related to clean up activities and business interruption, of which $22 million of losses have been reported in Cost of Sales, partially offset by an $8 million net gain reported in Other (income) expenses, net on the

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Consolidated Statements of Earnings (Loss). During the three months ended June 30, 2013, we received advances of $15 million that have been presented on the statement of cash flows as an investing activity based on the nature of the insured items. The Company believes that all costs/losses will be substantially covered by insurance. Also, the timing of any recoveries may result in expenses being taken in periods before the insurance receipts are recorded or received.

13.	STOCK COMPENSATION

2013 Stock Plan

On April 18, 2013, the Company’s stockholders approved the Owens Corning 2013 Stock Plan (the “2013 Stock Plan”) which replaced the 2010 Stock Plan. The 2013 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2013 Stock Plan, 1.5 million shares of common stock may be granted in addition to the shares of Company common stock that rolled over from the 2010 Stock Plan as of April 18, 2013. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. There will be no future grants made under the 2010 Stock Plan. At June 30, 2013 the number of shares remaining available under the 2013 Stock Plan for all stock awards was 3.4 million.

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

During the six months ended June 30, 2013, 329,800 stock options were granted with a weighted-average grant date fair value of $18.94. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 45.3%, expected dividends of 0%, expected term of 6.25 years and a risk-free interest rate of 1.2%.

During the three and six months ended June 30, 2013, the Company recognized expense of $1 million and $2.5 million respectively, related to the Company’s stock options. During the three and six months ended June 30, 2012, the Company recognized expense of $1 million and $2 million respectively, related to the Company’s stock options. As of June 30, 2013, there was $10 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.86 years. The total aggregate intrinsic value of options outstanding as of June 30, 2013 and 2012 was $28 million and $11 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	STOCK COMPENSATION (continued)

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	3,025,220	$27.78
Granted	329,800	42.16
Exercised	(528,425)	26.99
Forfeited	(48,500)	34.47

Ending Balance	2,778,095	$29.52

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at June 30, 2013	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price

$13.89- $42.16	2,778,095	5.85	$29.52	1,960,520	4.71	$26.72

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

During the three and six months ended June 30, 2013 and 2012, the Company recognized expense of $4 million and $8 million respectively, related to the Company’s restricted stock. As of June 30, 2013, there was $31 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.93 years. The total fair value of shares vested during the six months ended June 30, 2013 and 2012 was $15 million and $11 million, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had restricted stock issued as of June 30, 2013, and changes during the six months ended June 30, 2013, are presented below:

	Six Months Ended June 30, 2013
	Number of Shares	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,875,065	$27.14
Granted	476,225	40.21
Vested	(594,215)	25.86
Forfeited	(61,044)	34.10

Ending Balance	1,696,031	$31.01

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

In the first six months of 2013, the Company granted PSUs. The 2013 grants vest after a three-year period based on the Company’s total stockholder return relative to the performance of the companies in the S&P 500 Index for the respective three-year period. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For all PSUs, respectively during the three and six months ended June 30, 2013, the Company recognized expense of $2 million and $6 million. During the three and six months ended June 30, 2012, the Company recognized income of $2 million and expense of $6 million, respectively, related to PSUs. As of June 30, 2013, there was $15 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.97 years.

A summary of the status of the Company’s plans that had issued PSUs as of June 30, 2013, and changes during the six months ended June 30, 2013, are presented below:

	Six Months Ended June 30, 2013
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	412,910	$49.14
Granted	206,150	56.71
Forfeited	(33,300)	50.03

Ending Balance	585,760	$51.75

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	STOCK COMPENSATION (continued)

2013 Employee Stock Purchase Plan

On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. There are 2 million shares available for purchase under the ESPP as of its approval date. During the three and six months ended June 30, 2013, the Company had no significant expense related to the Company ESPP. As of June 30, 2013, there was $1 million of total unrecognized compensation cost related to the ESPP.

14.	EARNINGS (LOSS) PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings (loss) per-share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net earnings (loss) attributable to Owens Corning	$49	$39	$71	$(7)

Weighted-average number of shares outstanding used for basic earnings per share	119.1	120.8	118.8	120.9
Non-vested restricted and performance shares	0.7	0.4	0.6	-
Options to purchase common stock	0.6	0.3	0.5	-

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	120.4	121.5	119.9	120.9

Earnings (loss) per common share attributable to Owens Corning common stockholders:

Basic	$0.41	$0.32	$0.60	$(0.06)
Diluted	$0.41	$0.32	$0.59	$(0.06)

Basic earnings (loss) per share is calculated by dividing earnings attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

On April 25, 2012, the Company announced a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The 2012 Repurchase Program is in addition to the share buy-back program announced August 4, 2010, (the “2010 Repurchase Program” and collectively with the 2012 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. During the six months ended June 30, 2013, no shares were repurchased under the Repurchase Programs. As of June 30, 2013, 10 million shares remain available for repurchase under the Repurchase Programs.

For the three and six months ended June 30, 2013, the number of shares used in the calculation of diluted earnings per share did not include 0.3 million non-vested restricted shares, 0.8 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	EARNINGS (LOSS) PER SHARE (continued)

For the three and six months ended June 30, 2012, the number of shares used in the calculation of diluted earnings per share did not include zero and 0.5 million non-vested restricted shares, 0.4 million and 0.7 million options to purchase common stock, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of June 30, 2013 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities	$1	$-	$1	$-

Total liabilities	$1	$-	$1	$-

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as December 31, 2012 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$1	$-	$-
Term deposits	1	1	-	-
Derivative assets	1	-	1	-

Total assets	$3	$2	$1	$-

Liabilities:
Derivative liabilities	$(4)	$-	$(4)	$-

Total liabilities	$(4)	$-	$(4)	$-

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	FAIR VALUE MEASUREMENT (continued)

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

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $9 million and $53 million as of June 30, 2013, and December 31, 2012, respectively. The decline in the fair value of long-term notes receivable was due to the reclassification of a receivable to other current assets related to the 2011 sale of our Stone business.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of June 30, 2013, and December 31, 2012, respectively, the Company’s 6.50% senior notes due 2016 were trading at approximately 113% and 112% of par value, the 9.00% senior notes due 2019 were trading at approximately 122% and 127% of par value, the 4.2% senior notes due 2022 were trading at approximately 97% and 102% of par value, and the 7.00% senior notes due 2036 were trading at approximately 107% and 109% of par value.

At June 30, 2013, and December 31, 2012, the Company determined that the book value of the remaining long-term debt instruments approximates market value. This approach, using level 1 inputs and utilizing indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $444 million and $268 million respectively.

16.	INCOME TAXES

Income tax expense for the three and six months ended June 30, 2013, was $39 million and $45 million, respectively. For the second quarter and year-to-date 2013, the Company’s effective tax rate was 44 percent and 39 percent, respectively. For both periods, the difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position.

Income tax expense for the three and six months ended June 30, 2012, was $17 million and $22 million, respectively. For the second quarter and year-to-date 2012, the Company’s effective tax rate was 30 percent and 129 percent, respectively. For both periods, the difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position and various tax planning initiatives.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

17.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (“AOCI”) (in millions):

	Cash Flow Hedge Activity	Defined Benefit Pension Plan Activity	OCI Valuation Allowance activity	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2012, net of tax	$(1)	$(279)	$(114)	$30	$(364)
Amounts classified into AOCI, net of tax	(1)	2	1	(45)	(43)
Amounts reclassified from AOCI, net of tax	1	7	-	-	8

Change in AOCI, net of tax	-	9	1	(45)	(35)

Balance as of June 30, 2013, net of tax	$(1)	$(270)	$(113)	$(15)	$(399)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	957	501	(111)	1,347
COST OF SALES	(2)	768	425	(111)	1,080

Gross margin	2	189	76	-	267
OPERATING EXPENSES	1	1			2
Marketing and administrative expenses	31	67	36	-	134
Science and technology expenses	-	16	4	-	20
Charges related to cost reduction actions	-	-	1	-	1
Other (income) expenses, net	(6)	(8)	8	-	(6)

Total operating expenses	25	75	49	-	149

EARNINGS BEFORE INTEREST AND TAXES	(23)	114	27	-	118
Interest expense, net	27	1	1	-	29

EARNINGS BEFORE TAXES	(50)	113	26	-	89
Less: Income tax expense	(19)	40	18	-	39
Equity in net earnings of subsidiaries	80	7	-	(87)	-

NET EARNINGS (LOSS)	49	80	8	(87)	50
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$49	$80	$7	$(87)	$49

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$989	$508	$(106)	$1,391
COST OF SALES	1	792	465	(106)	1,152

Gross margin	(1)	197	43	-	239
OPERATING EXPENSES	1	1	1	1
Marketing and administrative expenses	28	64	36	-	128
Science and technology expenses	-	17	4	-	21
Charges related to cost reduction actions	-	-	2	-	2
Other (income) expenses, net	(11)	2	12	-	3

Total operating expenses	17	83	54	-	154

EARNINGS BEFORE INTEREST AND TAXES	(18)	114	(11)	-	85
Interest expense, net	24	2	2	-	28

EARNINGS BEFORE TAXES	(42)	112	(13)	-	57
Less: Income tax expense	(17)	33	1	-	17
Equity in net earnings of subsidiaries	64	(15)	-	(49)	-

NET EARNINGS (LOSS)	39	64	(14)	(49)	40
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$39	$64	$(15)	$(49)	$39

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,951	$954	$(208)	$2,697
COST OF SALES	(4)	1,601	828	(208)	2,217

Gross margin	4	350	126	-	480
OPERATING EXPENSES
Marketing and administrative expenses	64	134	69	-	267
Science and technology expenses	-	30	8	-	38
Charges related to cost reduction actions	-	-	2	-	2
Other (income) expenses, net	(7)	(4)	9	-	(2)

Total operating expenses	57	160	88	-	305

EARNINGS BEFORE INTEREST AND TAXES	(53)	190	38	-	175
Interest expense, net	54	1	3	-	58

EARNINGS BEFORE TAXES	(107)	189	35	-	117
Less: Income tax expense	(41)	59	27	-	45
Equity in net earnings of subsidiaries	137	7	-	(144)	-

NET EARNINGS (LOSS)	71	137	8	(144)	72
Less: Net earnings attributable to noncontrolling interest	-	-	1	-	1

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$71	$137	$7	$(144)	$71

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,951	$976	$(190)	$2,737
COST OF SALES	3	1,612	887	(190)	2,312

Gross margin	(3)	339	89	-	425
OPERATING EXPENSES					1
Marketing and administrative expenses	62	132	71	-	265
Science and technology expenses	-	32	8	-	40
Charges related to cost reduction actions	-	-	36	-	36
Other (income) expenses, net	(19)	10	20	-	11

Total operating expenses	43	174	135	-	352

EARNINGS BEFORE INTEREST AND TAXES	(46)	165	(46)	-	73
Interest expense, net	49	2	5	-	56

EARNINGS BEFORE TAXES	(95)	163	(51)	-	17
Less: Income tax expense	(36)	45	13	-	22
Equity in net earnings of subsidiaries	52	(66)	-	14	-

NET EARNINGS (LOSS)	(7)	52	(64)	14	(5)
Less: Net earnings attributable to noncontrolling interest	-	-	2	-	2

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(7)	$52	$(66)	$14	$(7)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$49	$80	$8	$(87)	$50
Currency translation adjustment	(24)	-	-	-	(24)
Pension and other postretirement adjustment (net of tax)	7	-	-	-	7
Deferred income (loss) on hedging (net of tax)	(2)	-	-	-	(2)

COMPREHENSIVE EARNINGS (LOSS)	30	80	8	(87)	31
Less: Comprehensive earnings attributable to noncontrolling interest	-	-	1	-	1

COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$30	$80	$7	$(87)	$30

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

FOR THE THREE MONTHS ENDED JUNE 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$39	$64	$(14)	$(49)	$40
Currency translation adjustment	(43)	-	-	-	(43)
Pension and other postretirement adjustment (net of tax)	-	-	-	-	-
Deferred income (loss) on hedging (net of tax)	3	-	-	-	3

COMPREHENSIVE EARNINGS (LOSS)	(1)	64	(14)	(49)	-
Less: Comprehensive earnings attributable to noncontrolling interest	-	-	1	-	1

COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(1)	$64	$(15)	$(49)	$(1)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS (LOSS)	$71	$137	$8	$(144)	$72
Currency translation adjustment	(45)	-	-	-	(45)
Pension and other postretirement adjustment (net of tax)	9	-	-	-	9
Deferred income (loss) on hedging (net of tax)	-	-	-	-	1

COMPREHENSIVE EARNINGS (LOSS)	35	137	8	(144)	36
Less: Comprehensive earnings attributable to noncontrolling interest	-	-	1	-	1

COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$35	$137	$7	$(144)	$35

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$(7)	$52	$(64)	$14	$(5)
Currency translation adjustment	(19)	-	-	-	(19)
Pension and other postretirement adjustment (net of tax)	(1)	-0.1	-	-	(1)
Deferred income (loss) on hedging (net of tax)	1	-	-	-	1

COMPREHENSIVE EARNINGS (LOSS)	(26)	52	(64)	14	(24)
Less: Comprehensive earnings attributable to noncontrolling interest	-0.1	-	2	-	2

COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(26)	$52	$(66)	$14	$(26)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2013

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$-	$2	$70	$-	$72
Receivables, net	-	-	789	-	789
Due from affiliates	-	2,611	-	(2,611)	-
Inventories	-	493	327	-	820
Other current assets	72	80	93	-	245

Total current assets	72	3,186	1,279	(2,611)	1,926
Investment in subsidiaries	7,014	2,471	558	(10,043)	-
Due from affiliates	-	63	928	(991)	-
Property, plant and equipment, net	372	1,264	1,245	-	2,881
Goodwill	-	1,068	99	-	1,167
Intangible assets	-	1,016	297	(262)	1,051
Deferred income taxes	53	493	15	-	561
Other non-current assets	19	69	111	-	199

TOTAL ASSETS	$7,530	$9,630	$4,532	$(13,907)	$7,785

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7	$583	$328	$-	$918
Due to affiliates	1,446	-	1,165	(2,611)	-
Short-term debt	-	14	7	-	21
Long-term debt – current portion	-	2	1	-	3

Total current liabilities	1,453	599	1,501	(2,611)	942
Long-term debt, net of current portion	1,988	28	234	-	2,250
Due to affiliates	-	928	63	(991)	-
Pension plan liability	321	-	134	-	455
Other employee benefits liability	-	249	18	-	267
Deferred income taxes	-	-	35	-	35
Other liabilities	175	254	40	(262)	207
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,953	6,542	2,038	(8,580)	3,953
Accumulated earnings (deficit)	522	1,030	433	(1,463)	522
Accumulated other comprehensive deficit	(399)	-	-	-	(399)
Cost of common stock in treasury	(484)	-	-	-	(484)

Total Owens Corning stockholders’ equity	3,593	7,572	2,471	(10,043)	3,593
Noncontrolling interest	-	-	36	-	36

Total equity	3,593	7,572	2,507	(10,043)	3,629

TOTAL LIABILITIES AND EQUITY	$7,530	$9,630	$4,532	$(13,907)	$7,785

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$-	$3	$52	$-	$55
Receivables, less allowances	-	-	600	-	600
Due from affiliates	-	2,528	-	(2,528)	-
Inventories	-	473	313	-	786
Other current assets	5	75	96	-	176

Total current assets	5	3,079	1,061	(2,528)	1,617
Investment in subsidiaries	6,877	2,489	558	(9,924)	-
Due from affiliates	-	65	1,022	(1,087)	-
Property, plant and equipment, net	374	1,294	1,235	-	2,903
Goodwill	-	1,068	75	-	1,143
Intangible assets	-	939	302	(196)	1,045
Deferred income taxes	54	525	25	-	604
Other non-current assets	62	74	120	-	256

TOTAL ASSETS	$7,372	$9,533	$4,398	$(13,735)	$7,568

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8	$620	$279	$-	$907
Due to affiliates	1,419	-	1,109	(2,528)	-
Short-term debt	-	-	5	-	5
Long-term debt – current portion	-	2	2	-	4

Total current liabilities	1,427	622	1,395	(2,528)	916
Long-term debt, net of current portion	1,884	28	164	-	2,076
Due to affiliates	-	1,022	65	(1,087)	-
Pension plan liability	331	-	149	-	480
Other employee benefits liability	-	254	20	-	274
Deferred income taxes	-	-	38	-	38
Other liabilities	192	172	41	(196)	209
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,925	6,541	2,062	(8,603)	3,925
Accumulated earnings	451	894	427	(1,321)	451
Accumulated other comprehensive deficit	(364)	-	-	-	(364)
Cost of common stock in treasury	(475)	-	-	-	(475)

Total Owens Corning stockholders’ equity	3,538	7,435	2,489	(9,924)	3,538
Noncontrolling interests	-	-	37	-	37

Total equity	3,538	7,435	2,526	(9,924)	3,575

TOTAL LIABILITIES AND EQUITY	$7,372	$9,533	$4,398	$(13,735)	$7,568

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$(60)	$(65)	$113	$-	$(12)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(3)	(35)	(87)	-	(125)
Investment in subsidiaries and affiliates, net of cash acquired	-	(41)	(11)	-	(52)
Proceeds from Hurricane Sandy insurance claims	-	15	-		15
Proceeds from the sale of assets or affiliates	-	-	-	-1	-

Net cash flow used for investing activities	(3)	(61)	(98)	-	(162)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	701	-	98	-	799
Payments on senior revolving credit and receivables securitization facilities	(594)	-	(27)	-	(621)
Payments on long-term debt	-	-	(1)	-	(1)
Net increase (decrease) in short-term debt	-	14	1	-	15
Purchases of treasury stock	(9)	-	-	-	(9)
Other intercompany loans	(46)	111	(65)	-	-
Other	11	-	-	-	11

Net cash flow provided by financing activities	63	125	6	-	194

Effect of exchange rate changes on cash	-	-	(3)	-	(3)

Net increase in cash and cash equivalents	-	(1)	18	-	17
Cash and cash equivalents at beginning of period	-	3	52	-	55

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$2	$70	$-	$72

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$(59)	$(72)	$91	$-	$(40)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(9)	(87)	(67)	-	(163)
Proceeds from the sale of assets or affiliates	-	-	7	-	7

Net cash flow used for investing activities	(9)	(87)	(60)	-	(156)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	826	-	107	-	933
Payments on senior revolving credit and receivables securitization facilities	(595)	-	(53)	-	(648)
Payments on long-term debt	(4)	-	(2)	-	(6)
Net increase (decrease) in short-term debt	(8)	1	3	-	(4)
Purchase of treasury stock	(82)	-	-	-	(82)
Other intercompany loans	(75)	158	(83)	-	-
Other	6	-	-	-	6

Net cash flow provided by financing activities	68	159	(28)	-	199

Effect of exchange rate changes on cash	-	-	(1)	-	(1)

Net increase (decrease) in cash and cash equivalents	-	-	2	-	2
Cash and cash equivalents at beginning of period	-	-	52	-	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$54	$-	$54

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We reported $118 million in earnings before interest and taxes (“EBIT”) for the second quarter 2013. We generated $124 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the second-quarter 2013. Second quarter EBIT in our Building Materials segment increased by $13 million and EBIT in our Composites segment declined by $2 million compared to the same period in 2012.

Restructuring actions initiated in 2012 represented $3 million of the amount adjusted out of reported EBIT to arrive at adjusted EBIT, with the majority of the charges related to the repositioning of our European assets in our Composites business. We have also adjusted out $3 million of net losses related to a flood that occurred during October of 2012 in our Kearny, New Jersey roofing manufacturing facility as a result of Hurricane Sandy. The Company believes related costs and business interruption losses will be substantially covered by insurance. There has been little impact to our customers as we continue to service all customers through our regional manufacturing network. See below for further information regarding adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning.

In our Composites segment, EBIT in the second quarter 2013 was $32 million compared to $34 million in the same period in 2012. The decline was primarily driven by unfavorable mix and inflation, partially offset by improved capacity utilization.

In our Building Materials segment, EBIT in the second quarter 2013 was $120 million, compared to $107 million in the same period in 2012. In our Roofing business, EBIT declined $7 million due to lower sales volumes, which was partially offset by the impact of higher selling prices in the quarter. Our Insulation business delivered its first profitable second quarter since 2008 and increased EBIT $20 million compared to the same period in 2012 on higher selling prices and sales volumes.

We maintain a strong balance sheet with ample liquidity. We have access to an $800 million senior revolving credit facility with a July 2016 maturity date and a $250 million receivables securitization facility with a December 2014 maturity date. We have no other significant debt maturities before 2016.

Due to the normal seasonality of our business, we typically have negative cash flow from operations for the first half of the year. Year-to-date 2013, we used $12 million in cash flow from operating activities compared to a use of $40 million in the same period of 2012. This improvement was primarily from improved earnings, partially offset by increased investment in working capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$1,347	$1,391	$2,697	$2,737
Gross margin	$267	$239	$480	$425
% of net sales	20%	17%	18%	16%
Charges related to cost reduction actions	$1	2	$2	$36
Earnings before interest and taxes	$118	$85	$175	$73
Interest expense, net	$29	$28	$58	$56
Income tax expense	$39	$17	$45	$22
Net earnings (loss) attributable to Owens Corning	$49	$39	$71	$(7)

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

Net sales were $44 million lower in the second quarter of 2013 and $40 million lower in the first half of 2013 compared to the same periods in 2012 primarily due to lower sales volumes and unfavorable mix in our Roofing business, partially offset by higher volumes in our Insulation business.

GROSS MARGIN

Gross margin as a percentage of sales was higher in both the second quarter and year-to-date comparisons. In the second quarter, the increase was due primarily to higher Roofing and Insulation contribution margins. For the first half, the higher Roofing and Insulation contribution margins were partially offset by inflation in our Composites segment. In addition, gross margin included $11 million and $22 million of charges in the second quarter and first half of 2013, respectively, resulting from net losses related to Hurricane Sandy. Gross margin also included $2 million and $10 million of charges in the second quarter and first half of 2013, respectively resulting from our 2012 restructuring actions. This compares to $30 million and $51 million of charges in the second quarter and first half of 2012, respectively, related to our 2012 restructuring actions.

CHARGES RELATED TO COST REDUCTION ACTIONS

During 2012, we took actions to improve the competitive position of our global Composites manufacturing network through the closure or optimization of certain facilities, with our most significant actions taking place in France, Spain and Italy. These actions were primarily due to market conditions that led to lower capacity requirements within the European region. As a result of these actions, in addition to the charges recorded in cost of sales discussed above, we recognized $1 million and $2 million in severance charges for the second quarter and year-to-date 2013, respectively, compared to $2 million and $36 million for the second quarter and year-to-date 2012, respectively. The total charges related to cost reduction actions and related items for the second quarter and year-to-date 2013 were $3 million and $12 million, respectively, compared to $32 million and $87 million for the second quarter and year-to-date 2012, respectively.

EARNINGS BEFORE INTEREST AND TAXES

EBIT increased by $33 million for the second quarter 2013 compared to the same period in 2012. Second quarter EBIT in our Building Materials segment increased by $13 million and second quarter EBIT in our Composites segment decreased by $2 million compared to the same period in 2012. Corporate EBIT losses for the second quarter decreased by $22 million, due primarily to the lower charges related to cost reduction actions and related items discussed above, compared to the same period in 2012. In addition, corporate EBIT included an $8 million net gain in Other (income) expense, net for both the three and six month period ended June 30, 2013, for Hurricane Sandy related expense and insurance proceeds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the first half of 2013, EBIT increased by $102 million compared to the same period in 2012. First half EBIT in our Building Materials segment increased by $62 million and first half EBIT in our Composites segment decreased by $16 million compared to the same period in 2012. Corporate EBIT losses for the first half decreased by $56 million, due primarily to the lower charges related to cost reduction actions and related items discussed above, compared to the same period in 2012.

INTEREST EXPENSE, NET

Year-to-date 2013 interest expense was higher than in 2012 due primarily to higher average borrowing levels.

INCOME TAX EXPENSE

Income tax expense for the three and six months ended June 30, 2013, was $39 million and $45 million, respectively. For the second quarter and year-to-date 2013, the Company’s effective tax rate was 44 percent and 39 percent, respectively. For both periods, the difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position.

We estimate that the effective tax rate on adjusted earnings for the full year 2013 will be about 25 percent to 28 percent. The difference between the effective tax rate of 25 percent to 28 percent and the statutory rate of 35 percent is primarily attributable to lower foreign tax rates and various tax planning initiatives.

The Company is currently under U.S. federal tax examination for the 2008 through 2010 tax years. The examination is expected to be completed by the end of 2013. The Company believes that its reserves for uncertain tax positions are adequately stated as of June 30, 2013.

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

Adjusting items are shown in the table below (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013		2012	2013		2012
Charges related to cost reduction actions and related items		$(3)	$(32)		$(12)	$(87)
Loss related to Hurricane Sandy		(3)	-		(14)	-

Total adjusting items		$(6)	$(32)		$(26)	$(87)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$49	$39	$71	$(7)
Less: Net earnings attributable to noncontrolling interests	1	1	1	2

NET EARNINGS (LOSS)	50	40	72	(5)
Equity in net earnings of affiliates	-	-	-	-
Income tax expense	39	17	45	22

EARNINGS BEFORE TAXES	89	57	117	17
Interest expense, net	29	28	58	56

EARNINGS BEFORE INTEREST AND TAXES	118	85	175	73
Less: adjusting items from above	(6)	(32)	(26)	(87)

ADJUSTED EBIT	$124	$117	$201	$160

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

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$472	$498	$931	$974
% change from prior year	-5%	-6%	-4%	-5%
EBIT	$32	$34	$41	$57
EBIT as a % of net sales	7%	7%	4%	6%
Depreciation and amortization expense	$34	$31	$66	$61

NET SALES

Second quarter and year-to-date net sales in our Composites business decreased $26 million and $43 million, respectively, compared to the same periods in 2012. For the second-quarter, the decline in sales was driven about equally by unfavorable mix, lower sales volumes and the impact of translating sales denominated in foreign currencies into United States dollars. For the first half, overall sales volumes were relatively flat and unfavorable mix and the impact of translating sales denominated in foreign currencies into United States dollars were the primary drivers of the decline. Selling prices stabilized in the second quarter after having a small unfavorable impact in the first quarter of 2013.

EBIT

EBIT in our Composites business decreased $2 million and $16 million, respectively, for the second quarter and year-to-date 2013 compared to the same periods in 2012. For the quarter, the decline in EBIT was driven primarily by $8 million in unfavorable mix and inflation, partially offset by improved capacity utilization. For the year-to-date comparison, about half of the decline in EBIT was driven by inflation with the remaining decline driven equally by unfavorable mix and slightly lower selling prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OUTLOOK

Global glass reinforcements market demand has grown on average with global industrial production and we believe this relationship will continue. In the second quarter, global glass reinforcements market demand continued to grow less than the historical average of five percent. Based on the outlook for global industrial production, we expect the market will continue to grow for the remainder of 2013 although again at a rate below the five percent historical average. We continue to expect that the benefits of our asset transformation, increased utilization of our low-cost asset base, and modest growth in global reinforcements demand will result in improved margin in 2013 compared to 2012.

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Building Materials segment and our businesses within this segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales
Insulation	$415	$340	$745	$671
Roofing	508	605	1,115	1,193

Total Building Materials	$923	$945	$1,860	$1,864
% change from prior year	-2%	-3%	0%	6%

EBIT
Insulation	$4	$(16)	$(17)	$(50)
Roofing	116	123	235	206

Total Building Materials	$120	$107	$218	$156
EBIT as a % of net sales	13%	11%	12%	8%

Depreciation and amortization expense
Insulation	$27	$27	$53	$52
Roofing	9	9	19	18

Total Building Materials	$36	$36	$72	$70

NET SALES

Net sales in our Building Materials segment were $22 million lower in the second quarter 2013 and $4 million lower for year-to-date 2013 compared to the same periods in 2012. For the quarter and year to date, net sales decreased due primarily to lower sales volumes in our Roofing business which were partially offset by increased sales in our Insulation business.

In our Roofing business, net sales were $97 million lower in the second quarter of 2013 and $78 million lower for year-to-date 2013, compared to the same periods in 2012. For both the second quarter and year-to-date comparison, the impact of lower sales volumes, including lower third-party asphalt sales, were the primary driver of the decline in net sales. For the second quarter and year-to-date, higher selling prices of $5 million and $35 million, respectively, partially offset the impact of unfavorable sales volumes.

In our Insulation business, net sales were $75 million higher in the second quarter 2013 compared to the same period in 2012. Sales volumes were higher by approximately $60 million in the second quarter with the remaining increase being driven primarily by higher selling prices. Year-to-date sales were $74 million higher compared to the same period in 2012 driven about equally by higher sales volumes and higher selling prices.

EBIT

EBIT for our Building Materials segment increased $13 million and $62 million in the second quarter and year-to-date 2013, compared to the same periods in 2012, respectively. Our Insulation business reported its first profitable second quarter since 2008 on higher sales volume and selling prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In our Roofing business, EBIT decreased $7 million and increased $29 million in the second quarter and year-to-date 2013 compared to the same periods in 2012, respectively. For the second quarter, higher selling prices and $15 million in lower production costs were more than offset by lower sales volumes. For the year-to-date comparison, higher selling prices and $20 million in lower production and other costs were partially offset by lower sales volumes.

In our Insulation business, EBIT increased by $20 million and $33 million in the second quarter and year-to-date 2013 compared to the same periods in 2012, respectively. For the second quarter, higher sales volumes and increased selling prices equally contributed to a $30 million increase which was partially offset equally by unfavorable customer mix and raw material inflation. For the year-to-date comparison, higher selling prices contributed to a $30 million increase while a $20 million increase related to higher sales volumes and increased manufacturing productivity was partially offset by raw material inflation.

OUTLOOK

During the second quarter of 2013, the average Seasonally Adjusted Annual Rate (“SAAR”) of United States housing starts rose to approximately 872,000 starts versus a second quarter average in 2012 of approximately 741,000 starts. While the recent information on United States housing starts has been positive, the timing and pace of recovery of the United States housing market remains uncertain.

In our Roofing business, we expect the factors that have driven margins in recent years will continue to deliver profitability. Uncertainties that may continue to impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

The Company expects our Insulation business to benefit from an improving U.S. housing market, improved pricing, and continued operating leverage. We reported our first profitable second quarter since 2008 and we continue to expect a return to full year profitability in 2013. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Charges related to cost reduction actions and related items	$(3)	$(32)	$(12)	$(87)
Losses related to Hurricane Sandy	(3)	-	(14)	-
General corporate expense and other	(28)	(24)	(58)	(53)

EBIT	$(34)	$(56)	$(84)	$(140)

Depreciation and amortization	$9	$24	$19	$49

EBIT

In Corporate, Other and Eliminations, EBIT losses for the second quarter and year-to-date 2013 were $34 million and $84 million, respectively. For the second quarter and year-to-date periods, we recorded an additional $3 million and $14 million, respectively, in property damage and related charges as a result of Hurricane Sandy’s impact on our Roofing facility in Kearny, New Jersey. We also incurred an additional $3 million and $12 million in charges related to cost reduction actions and related items primarily to improve our competitive position in Europe. These charges consist primarily of other related charges and accelerated depreciation charges.

For the second quarter and year-to-date 2013, general corporate expense and other was $4 million and $5 million higher, respectively, compared to the same period in 2012. For both periods, higher expenses were due primarily to overall compensation and other general expense increases being partially offset by a decrease in non-service pension costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Depreciation and amortization decreased $15 million for the second quarter and $30 million year-to-date 2013, compared to the same periods in 2012. For the second quarter and year-to date comparisons, the decreases were primarily due to including $1 million and $4 million, respectively, of accelerated depreciation related to our European restructuring plan compared to $17 million and $34 million, respectively, in the same periods a year ago.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We have an $800 million senior revolving credit facility and a $250 million receivables securitization facility, which serve as our primary sources of liquidity. Our senior revolving credit facility matures in July 2016, and our receivables securitization facility matures in December 2014. We have no other significant debt maturities before 2016. As of June 30, 2013, the receivables securitization facility was fully utilized and we had $620 million available on the senior revolving credit facility. As of June 30, 2013, we had $2.3 billion of total debt and cash-on-hand of $72 million.

Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of June 30, 2013, and December 31, 2012, we had approximately $54 million and $41 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested.

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

The agreements applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of these types. The senior revolving credit facility and the securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of June 30, 2013.

Cash Flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cash balance	$72	$54	$72	$54
Cash provided by (used for) operating activities	$167	$153	$(12)	$(40)
Cash used for investing activities	$(117)	$(88)	$(162)	$(156)
Cash provided by (used for) financing activities	$(38)	$(67)	$194	$199
Unused committed credit available under the senior revolving credit facility	$620	$426	$620	$426

Operating activities: For year-to-date 2013, we used $12 million of cash for operating activities compared to $40 million in the same period in 2012. This improvement was primarily from improved earnings, partially offset by an increase in working capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing activities: The $6 million increase in cash flows used for investing activities for the six months ended June 30, 2013 compared to the same period of 2012 was primarily the result of acquisitions that were completed in the second quarter partially offset by the timing of additions to property plant and equipment.

Financing activities: Cash provided by financing activities was $5 million lower year-to-date 2013, compared to the same period in 2012. The decrease in cash provided by financing activities was due primarily to lower net borrowings on our senior revolving credit facilities.

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

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of June 30, 2013 and December 31, 2012, our federal tax net operating losses remaining were $2.2 billion and $2.3 billion, respectively. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

In addition to the United States net operating losses described above, we have net operating losses in various state and foreign jurisdictions which totaled $3.3 billion and $807 million as of December 31, 2012, respectively. The evaluation of the amount of net operating losses expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. In assessing the realizability of our deferred tax assets, we have not relied on any material future tax planning strategies. We have forecasted future results using estimates management believes to be reasonable, which are based on independent evidence such as expected trends resulting from certain leading economic indicators such as global industrial production and new U.S. residential housing starts. In order to fully utilize our net operating losses, we estimate that the Company will need to generate future federal, state and foreign earnings before taxes of approximately $2.7 billion, $3.5 billion and $807 million, respectively. Management believes the Company will generate sufficient future taxable income within the statutory limitations in order to fully realize the carrying value of its U.S. federal net operating losses. As of December 31, 2012, a valuation allowance was established for certain state and foreign jurisdictions’ net operating loss carryforwards.

The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management’s forecasts. Should we determine that it is likely that our deferred income tax assets are not realizable, we would be required to reduce our deferred tax assets reflected on our Consolidated Financial Statements to the net realizable amount by establishing an accounting valuation allowance and recording a corresponding charge to current earnings. Such adjustments could be material to the financial statements. To date, we have recorded valuation allowances against certain of these deferred tax assets totaling $228 million as of December 31, 2012.

Pension Contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $20 million and $30 million to the plans during the six months ended June 30, 2013 and 2012, respectively. The Company expects to contribute $38 million in cash to its global pension plans during 2013. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Derivatives

The Company is exposed to, among other risks, the impact of changes in commodity prices, foreign currency exchange rates, and interest rates in the normal course of business. To mitigate some of the near-term volatility in our earnings and cash flows, we use financial and derivative instruments to hedge certain exposures, principally currency and energy-related. The Company does not enter into such transactions for trading purposes. Our current hedging practice is to hedge a variable percentage of certain energy and energy-related exposures. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures, and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures. See Note 4 to the Consolidated Financial Statements for further discussion.

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

Contractual Obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. During the six months ended June 30, 2013, there were no material changes to such contractual obligations outside the ordinary course of our business.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended June 30, 2013, our RIR was 0.33 as compared to 0.76 in the same period a year ago. For the six months ended June 30, 2013, our RIR was 0.48 as compared to 0.57 in the same period a year ago.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At June 30, 2013, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2013, our reserve for such liabilities was $6 million.

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

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2013	2,270		$41.09	-	10,000,000
May 1-31, 2013	3,914		43.93	-	10,000,000
June 1-30, 2013	3,384		43.34	-	10,000,000

Total	9,568	*	$43.05	-

*	The Company retained 9,568 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On April 25, 2012, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning’s outstanding common stock. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has nothing to report under this Item.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

The Company has nothing to report under this Item.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	July 24, 2013	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	July 24, 2013	By:	/s/ Kelly J. Schmidt
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