Form 10-Q
period 2013-09-30
Owens Corning
filed 2013-10-23
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Yes ☐             No ☑

As of October 15, 2013, 117,721,366 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2013	2012	2013	2012
NET SALES	$1,320	$1,276	$4,017	$4,013
COST OF SALES	1,067	1,074	3,284	3,386

Gross margin	253	202	733	627
OPERATING EXPENSES
Marketing and administrative expenses	128	115	395	380
Science and technology expenses	19	20	57	60
Charges related to cost reduction actions	6	-	8	36
Other (income) expenses, net	(6)	8	(8)	19

Total operating expenses	147	143	452	495

EARNINGS BEFORE INTEREST AND TAXES	106	59	281	132
Interest expense, net	29	29	87	85

EARNINGS BEFORE TAXES	77	30	194	47
Less: Income tax expense (benefit)	26	(14)	71	8
Equity in net earnings of affiliates	-	-	-	-

NET EARNINGS	51	44	123	39
Less: Net earnings attributable to noncontrolling interests	-	-	1	2

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$51	$44	$122	$37

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.43	$0.37	$1.03	$0.31
Diluted	$0.43	$0.37	$1.02	$0.31
WEIGHTED-AVERAGE COMMON SHARES
Basic	118.0	117.9	118.4	119.8
Diluted	118.8	118.8	119.3	120.6

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(unaudited)

(in millions)

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2013	2012	2013	2012
NET EARNINGS	$51	$44	$123	$39
Currency translation adjustment	15	28	(30)	9
Pension and other postretirement adjustment (net of tax of $2, $0 $7, and $0 for the three and nine months ended September 30, 2013 and 2012, respectively)	2	(1)	11	(2)
Deferred income on hedging (net of tax of $0 and $(1) for both the three and nine month periods ended September 30, 2013 and 2012, respectively)	-	2	-	3

COMPREHENSIVE EARNINGS	68	73	104	49
Less: Comprehensive earnings attributable to noncontrolling interests	-	-	1	2

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$68	$73	$103	$47

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	Sep. 30, 2013	Dec. 31, 2012
CURRENT ASSETS
Cash and cash equivalents	$51	$55
Receivables, less allowances of $13 at Sep. 30, 2013, and $17 at Dec. 31, 2012	758	600
Inventories	834	786
Other current assets	270	176

Total current assets	1,913	1,617
Property, plant and equipment, net	2,905	2,903
Goodwill	1,166	1,143
Intangible assets	1,046	1,045
Deferred income taxes	482	604
Other non-current assets	215	256

TOTAL ASSETS	$7,727	$7,568

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$938	$907
Short-term debt	8	5
Long-term debt – current portion	3	4

Total current liabilities	949	916
Long-term debt, net of current portion	2,175	2,076
Pension plan liability	452	480
Other employee benefits liability	265	274
Deferred income taxes	35	38
Other liabilities	200	209
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,961	3,925
Accumulated earnings	573	451
Accumulated other comprehensive deficit	(382)	(364)
Cost of common stock in treasury (c)	(538)	(475)

Total Owens Corning stockholders’ equity	3,615	3,538
Noncontrolling interests	36	37

Total equity	3,651	3,575

TOTAL LIABILITIES AND EQUITY	$7,727	$7,568

(a)	10 shares authorized; none issued or outstanding at Sep. 30, 2013, and Dec. 31, 2012
(b)	400 shares authorized; 135.5 issued and 117.7 outstanding at Sep. 30, 2013; 135.6 issued and 118.3 outstanding at Dec. 31, 2012
(c)	17.8 shares at Sep. 30, 2013, and 17.3 shares at Dec. 31, 2012

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Nine Months Ended Sep. 30,
	2013	2012
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$123	$39
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	235	269
Gain on sale of fixed assets	(6)	(3)
Deferred income taxes	57	(25)
Provision for pension and other employee benefits liabilities	27	33
Stock-based compensation expense	21	18
Other non-cash	(13)	(9)
Change in working capital	(214)	(171)
Pension fund contribution	(30)	(42)
Payments for other employee benefits liabilities	(16)	(17)
Other	(21)	1

Net cash flow provided by operating activities	163	93

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(199)	(235)
Investment in subsidiaries and affiliates, net of cash acquired	(62)	-
Proceeds from Hurricane Sandy insurance claims	26	-
Proceeds from sale of affiliates	17	12
Purchases of alloy	(15)	-
Proceeds from sale of alloy	16	-

Net cash flow used for investing activities	(217)	(223)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,063	1,205
Payments on senior revolving credit and receivables securitization facilities	(957)	(929)
Payments on long-term debt	(1)	(13)
Net increase (decrease) in short-term debt	3	(9)
Purchases of noncontrolling interest	-	(22)
Purchases of treasury stock	(63)	(113)
Other	7	9

Net cash flow provided by financing activities	52	128

Effect of exchange rate changes on cash	(2)	1

Net decrease in cash and cash equivalents	(4)	(1)
Cash and cash equivalents at beginning of period	55	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51	$51

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

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2013	2012	2013	2012
Reportable Segments
Composites	$453	$459	$1,384	$1,433
Building Materials	902	855	2,762	2,719

Total reportable segments	1,355	1,314	4,146	4,152
Corporate eliminations	(35)	(38)	(129)	(139)

NET SALES	$1,320	$1,276	$4,017	$4,013

External Customer Sales by Geographic Region
United States	$909	$856	$2,797	$2,755
Europe	135	133	412	431
Asia Pacific	156	165	455	477
Other	120	122	353	350

NET SALES	$1,320	$1,276	$4,017	$4,013

Sales by Product Group
Composites	$453	$459	$1,384	$1,433
Insulation	431	384	1,176	1,055
Roofing	471	471	1,586	1,664
Corporate Eliminations	(35)	(38)	(129)	(139)

NET SALES	$1,320	$1,276	$4,017	$4,013

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	SEGMENT INFORMATION (continued)

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

The following table summarizes EBIT by segment (in millions):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2013	2012	2013	2012
Reportable Segments
Composites	$21	$11	$62	$68
Building Materials	114	86	332	242

Total reportable segments	$135	$97	$394	$310

Corporate, Other and Eliminations
Charges related to cost reduction actions and related items (a)	$(11)	$(22)	$(23)	$(109)
Losses related to Hurricane Sandy	(2)	-	(16)	-
General corporate expense and other	(16)	(16)	(74)	(69)

EBIT	$106	$59	$281	$132

(a)	For the three months ended September 30, 2013 and 2012, includes $6 million and $0 million, respectively, of charges related to cost reduction actions and $5 million and $22 million, respectively, of other related cost reduction action items. For the nine months ended September 30, 2013 and 2012, includes $8 million and $36 million, respectively, of charges related to cost reduction actions and $15 million and $73 million, respectively, of other related items.

3.	INVENTORIES

Inventories consist of the following (in millions):

	Sep. 30, 2013	Dec. 31, 2012
Finished goods	$584	$554
Materials and supplies	250	232

Total inventories	$834	$786

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2013, and December 31, 2012, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	Sep. 30, 2013	Dec. 31, 2012
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas and electricity	Accounts payable and accrued liabilities	$1	$1
Amount of loss recognized in OCI (effective portion)	OCI	$1	$1

Fair value hedges:
Interest rate swaps	Accounts payable and accrued liabilities	$1	$-

Derivative assets not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1	$1

Derivative liabilities not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$1	$3

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	Location	2013	2012	2013	2012
Derivative activity designated as hedging instruments:
Natural gas and electricity:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$1	$1	$-	$6

Interest rate swaps:
Amount of loss recognized in earnings	Interest expense	$-	$-	$-	$-

Derivative activity not designated as hedging instruments:
Natural gas and electricity:
Amount of (gain) recognized in earnings	Other (income) expenses, net	$-	$-	$-	$(1)

Foreign currency exchange contract:
Amount of loss recognized in earnings (a)	Other (income) expenses, net	$1	$1	$12	$5

(a)	Losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated balance sheet exposures, which were also recorded in other expenses.

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to commodity prices. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in cost of sales on the Consolidated Statements of Earnings for commodity hedges, when the hedged item impacts earnings. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in other within operating activities on the Consolidated Statements of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in other (income) expenses, net on the Consolidated Statements of Earnings.

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

As of September 30, 2013, $1 million of losses included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.

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

Other Derivatives

The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in other (income) expenses, net on the Consolidated Statements of Earnings.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

Sep. 30, 2013	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	18	$180	$(65)	$115
Technology	20	196	(71)	125
Franchise and other agreements	14	36	(16)	20
Indefinite-lived intangible assets:
Trademarks		786	-	786

Total intangible assets		$1,198	$(152)	$1,046

Goodwill		$1,166

Dec. 31, 2012	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$169	$(58)	$111
Technology	20	198	(64)	134
Franchise and other agreements	14	37	(14)	23
Indefinite-lived intangible assets:
Trademarks		777	-	777

Total intangible assets		$1,181	$(136)	$1,045

Goodwill		$1,143

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Building Materials	Total
Balance as of December 31, 2012	$56	$1,087	$1,143
Acquisitions (see Note 7)	2	22	24
Foreign currency adjustments	(1)	-	(1)

Balance as of September 30, 2013	$57	$1,109	$1,166

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $22 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.

Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the third quarter of 2013.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	Sep. 30, 2013	Dec. 31, 2012
Land	$222	$222
Buildings and leasehold improvements	817	789
Machinery and equipment	3,302	3,223
Construction in progress	202	147

	4,543	4,381
Accumulated depreciation	(1,638)	(1,478)

Property, plant and equipment, net	$2,905	$2,903

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 17 percent and 18 percent of total machinery and equipment as of September 30, 2013, and December 31, 2012, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7.	ACQUISITIONS

During the third quarter of 2013, the Company made cash payments of $10 million related to our July 31, 2011 acquisitions of FiberTEK Insulation West, LLC and FiberTEK Insulation, LLC. Deferred payments totaling $15 million remain outstanding and are due in annual installments through 2018. As of September 30, 2013, the deferred payments are recorded at their net present value of $5 million in accounts payable and accrued liabilities and $8 million in other liabilities on the Consolidated Balance Sheets.

During the second quarter of 2013 the Company completed the acquisitions of Thermafiber Inc., a leading manufacturer of mineral wool commercial and industrial insulation products located in Indiana and Tanaka Kikinzoku (Suzhou) Co., Ltd, a producer of glass fiber bushings in China.

The Company provided total consideration that had a fair value of $52 million at the acquisition dates. The acquisitions resulted in the recognition of $19 million in intangible assets; and $24 million in goodwill. The pro-forma effect of these acquisitions on revenues and earnings was not material.

8.	DIVESTITURES

On September 13, 2013, the Company signed an agreement to sell its Composites glass reinforcements facility in Hangzhou, Peoples Republic of China for total compensation of approximately $70 million to the Hangzhou Municipal Land Reservation Center and the Development and Construction Management Office of Taoyuan New Zone of Gongshu District in Hangzhou (“Hangzhou Government”), both of which are unrelated third party government entities. On September 17, 2013, the Company received $17 million in cash, which is recorded as a deposit on the sale. An additional deposit of $18 million is expected to be received in the fourth quarter of 2013. The balance of the compensation, approximately $35 million, is payable upon returning the land to the Hangzhou Government, which is expected during the first half of 2014. The sale will result in a pre-tax gain of approximately $30 million to $40 million, which will be recognized at the transaction closing.

9.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Nine Months Ended Sep. 30, 2013
Beginning balance	$41
Amounts accrued for current year	18
Settlements of warranty claims	(18)

Ending balance	$41

10.	COST REDUCTION ACTIONS

2013 Cost Reduction Actions

As a result of the Company’s decision to divest its Composites glass reinforcements facility in Hangzhou, Peoples Republic of China discussed in Note 8 above, we have recorded $6 million in charges related to cost reduction actions on the Consolidated Statements of Earnings for the three month period ended September 30, 2013.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	COST REDUCTION ACTIONS (continued)

The following table summarizes the status of the unpaid liabilities from the Company’s 2013 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2012	Costs Incurred	Payments	Ending Balance Sep. 30, 2013	Cumulative Charges Incurred
Severance	$-	$6	$-	$6	$6

Total	$-	$6	$-	$6	$6

2012 Cost Reduction Actions

As a result of evaluating market conditions in our Composites segment, we took actions to improve the competitive position of our global manufacturing network by closing certain facilities, with our most significant actions taking place in France, Spain and Italy. These actions were primarily due to market conditions that led to lower capacity requirements within the European region. In conjunction with these actions, the Company recorded $5 million and $17 million in charges related to cost reduction actions and related items for the three and nine months ended September 30, 2013, respectively; of which, $0 million and $2 million, respectively, is related to severance and is included in charges related to cost reduction actions on the Consolidated Statements of Earnings. The $5 million and $15 million of other charges consist of $2 million and $6 million in accelerated depreciation due to the shortened expected useful life of the closed facilities and $3 million and $9 million in other related charges that primarily consisted of facility closure and related other exit costs, respectively.

The following table summarizes the status of the unpaid liabilities from the Company’s 2012 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2012	Costs Incurred	Payments	Ending Balance Sep. 30, 2013	Cumulative Charges Incurred
Severance	$45	$2	$15	$32	$53

Total	$45	$2	$15	$32	$53

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	Sep. 30, 2013	Dec. 31, 2012
6.50% senior notes, net of discount, due 2016	$400	$400
9.00% senior notes, net of discount, due 2019	248	247
4.20% senior notes, net of discount, due 2022	599	599
7.00% senior notes, net of discount, due 2036	540	540
Accounts receivable securitization facility, maturing in 2016	212	141
Senior revolving credit facility, maturing in 2016	108	73
Various capital leases, due through and beyond 2050	50	52
Various floating rate debt, maturing through 2027	1	2
Fair value adjustment to debt	20	26

Total long-term debt	2,178	2,080
Less – current portion	3	4

Long-term debt, net of current portion	$2,175	$2,076

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2013.

In the fourth quarter of 2011, the Company terminated all of its then existing interest rate swaps designated to hedge a portion of the 6.5% senior notes due 2016. The swaps were carried at fair value and recorded as other assets or liabilities, with a fair value adjustment to long-term debt on the Consolidated Balance Sheets. The fair value adjustment to debt will be amortized through 2016 as a reduction to interest expense in conjunction with the maturity date of the notes.

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

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of September 30, 2013.

The Company had $4 million of letters of credit outstanding under the Senior Revolving Credit Facility at September 30, 2013 and December 31, 2012.

Receivables Securitization Facility

Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivables Purchase Agreement (the “RPA”) that are accounted for as secured borrowings in accordance with ASC 860, Accounting for Transfers and Servicing. Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility was amended in the third quarter of 2013 to extend maturity to July 2016 and reduce the size of the facility to $200 million during the months of November, December, and January each year. At September 30, 2013, the Company utilized the full amount permitted under the terms of the RPA. The Company had $38 million and $37 million of letters of credit outstanding under the receivables securitization facility at September 30, 2013 and December 31, 2012, respectively.

The RPA contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of September 30, 2013.

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

Short-Term Debt

At September 30, 2013 and December 31, 2012, short-term borrowings were $8 million and $5 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on short-term borrowings was approximately 5.5% for September 30, 2013, and 4.5% for December 31, 2012.

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

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended Sep. 30, 2013			Three Months Ended Sep. 30, 2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$-	$2	$3	$1	$4
Interest cost	11	5	16	12	5	17
Expected return on plan assets	(14)	(7)	(21)	(15)	(7)	(22)
Amortization of actuarial loss	4	1	5	6	2	8

Net periodic pension cost	$3	$(1)	$2	$6	$1	$7

	Nine Months Ended Sep. 30, 2013			Nine Months Ended Sep. 30, 2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$7	$4	$11	$7	$5	$12
Interest cost	33	16	49	37	17	54
Expected return on plan assets	(44)	(19)	(63)	(45)	(20)	(65)
Amortization of actuarial loss	11	4	15	18	4	22

Net periodic pension cost	$7	$5	$12	$17	$6	$23

The Company expects to contribute approximately $20 million in cash to the United States Pension Plans and another $18 million to non-United States plans during 2013. The Company made cash contributions of approximately $30 million to the plans during the nine months ended September 30, 2013.

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

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2013	2012	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$2	$2
Interest cost	2	2	7	8
Amortization of prior service cost	(1)	(1)	(3)	(3)
Amortization of actuarial gain	(1)	(1)	(1)	(2)

Net periodic benefit cost	$1	$1	$5	$5

13.	CONTINGENT LIABILITIES AND OTHER MATTERS

Litigation

The Company is involved in various legal proceedings relating to employment, product liability and other matters (collectively, “Proceedings”). The Company regularly reviews the status of such Proceedings along with legal counsel. Liabilities for such Proceedings are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the amount of any reasonably possible losses in excess of any amounts accrued, if any, with respect to such Proceedings or any other known claim, including the matters described below under the caption Environmental Matters (the “Environmental Matters”) will not be material to the Company’s financial statements. Management believes that the ultimate disposition of the Proceedings and the Environmental Matters will not have a material adverse effect on the Company’s operations or financial condition taken as a whole.

Environmental Matters

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At September 30, 2013, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2013, our reserve for such liabilities was $6 million.

Kearny, New Jersey Manufacturing Facility

During the week of October 29, 2012, the Company experienced a flood at its Kearny, New Jersey manufacturing facility as a result of Hurricane Sandy. This facility is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company believes that all costs/losses will be substantially covered by insurance; however, the timing of any recoveries may result in expenses being taken in periods before the insurance receipts

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

13.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

are recorded or received. For the three months ended September 30, 2013, the Company incurred losses related to clean up activities and business interruption in the amount of $4 million reported in Cost of Sales and $9 million reported in Other (income) expenses, net, on the Consolidated Statements of Earnings, partially offset by $11 million of insurance proceeds recorded in Other (income) expenses, net, on the Consolidated Statements of Earnings. For the nine months ended September 30, 2013, the Company incurred losses related to clean up activities and business interruption in the amount of $26 million reported in Cost of Sales and $16 million reported in Other (income) expenses, net, on the Consolidated Statements of Earnings, partially offset by $26 million of insurance proceeds recorded in Other (income) expenses, net, on the Consolidated Statements of Earnings.

14.	STOCK COMPENSATION

2013 Stock Plan

On April 18, 2013, the Company’s stockholders approved the Owens Corning 2013 Stock Plan (the “2013 Stock Plan”) which replaced the 2010 Stock Plan. The 2013 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2013 Stock Plan, 1.5 million shares of common stock may be granted in addition to the shares of Company common stock that rolled over from the 2010 Stock Plan as of April 18, 2013. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. There will be no future grants made under the 2010 Stock Plan. At September 30, 2013 the number of shares remaining available under the 2013 Stock Plan for all stock awards was 3.4 million.

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

During the nine months ended September 30, 2013, 329,800 stock options were granted with a weighted-average grant date fair value of $18.94. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 45.3%, expected dividends of 0%, expected term of 6.25 years and a risk-free interest rate of 1.2%.

During the three and nine months ended September 30, 2013, the Company recognized expense of $1 million and $4 million respectively, related to the Company’s stock options. During the three and nine months ended September 30, 2012, the Company recognized expense of $1 million and $3 million respectively, related to the Company’s stock options. As of September 30, 2013, there was $9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.68 years. The total aggregate intrinsic value of options outstanding as of September 30, 2013 and 2012 was $25 million and $19 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION (continued)

The following table summarizes the Company’s stock option activity for the nine months ended Sep. 30, 2013:

	Nine Months Ended Sep. 30 2013
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	3,025,220	$27.78
Granted	329,800	42.16
Exercised	(540,725)	26.96
Forfeited	(56,500)	34.58

Ending Balance	2,757,795	$29.52

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at Sep. 30, 2013	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price

$13.89- $42.16	2,757,795	5.60	$29.52	1,948,220	4.45	$26.73

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

During the three and nine months ended September 30, 2013, the Company recognized expense of $4 million and $12 million respectively, related to the Company’s restricted stock. During the three and nine months ended September 30, 2012, the Company recognized expense of $3 million and $11 million respectively. As of September 30, 2013, there was $28 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.75 years. The total fair value of shares vested during the nine months ended September 30, 2013 and 2012 was $16 million and $11 million, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had restricted stock issued as of September 30, 2013, and changes during the nine months ended September 30, 2013, are presented below:

	Nine Months Ended Sep. 30, 2013
	Number of Shares	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,875,065	$27.14
Granted	497,694	41.13
Vested	(602,501)	25.92
Forfeited	(75,869)	34.54

Ending Balance	1,694,389	$31.35

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

In the first nine months of 2013, the Company granted PSUs. The 2013 grants vest after a three-year period based on the Company’s total stockholder return relative to the performance of the companies in the S&P 500 Index for the respective three-year period. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

For all PSUs, respectively during the three and nine months ended September 30, 2013, the Company recognized a gain of $1 million and an expense of $5 million. During the three and nine months ended September 30, 2012, the Company recognized expense of $5 million and $11 million, respectively, related to PSUs. As of September 30, 2013, there was $12 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.86 years.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had restricted stock issued as of September 30, 2013, and changes during the nine months ended September 30, 2013, are presented below:

	Nine Months Ended Sep. 30, 2013
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	412,910	$49.14
Granted	207,050	56.71
Forfeited	(40,550)	50.36

Ending Balance	579,410	$51.76

2013 Employee Stock Purchase Plan

On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. There are 2 million shares available for purchase under the ESPP as of its approval date. During the three and nine months ended September 30, 2013, the Company had expense of $0.4 million and $0.6 million respectively. As of September 30, 2013, there was less than $1 million of total unrecognized compensation cost related to the ESPP.

15.	EARNINGS PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2013	2012	2013	2012
Net earnings attributable to Owens Corning	$51	$44	$122	$37

Weighted-average number of shares outstanding used for basic earnings per share	118.0	117.9	118.4	119.8
Non-vested restricted and performance shares	0.4	0.6	0.4	0.5
Options to purchase common stock	0.4	0.3	0.5	0.3

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	118.8	118.8	119.3	120.6

Earnings per common share attributable to Owens Corning common stockholders:

Basic	$0.43	$0.37	$1.03	$0.31
Diluted	$0.43	$0.37	$1.02	$0.31

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	EARNINGS PER SHARE (continued)

Basic earnings per share is calculated by dividing earnings attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

On April 25, 2012, the Company announced a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The 2012 Repurchase Program is in addition to the share buy-back program announced August 4, 2010, (the “2010 Repurchase Program” and collectively with the 2012 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. We repurchased 1.4 million shares of the Company’s common stock for $54 million during the third quarter of 2013 under previously announced repurchase programs. As of September 30, 2013, 8.6 million shares remain available for repurchase under the authorized programs.

For the three and nine months ended September 30, 2013, the number of shares used in the calculation of diluted earnings per share did not include 0.2 million non-vested Restricted and Performance shares, 1.0 and 0.7 million of options to purchase common stock respectively, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of September 30, 2013 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$18	$18	$-	$-
Term deposits	2	-	2	-
Derivative assets	1	-	1	-

Total assets	$21	$18	$3	$-

Liabilities:
Derivative liabilities	$(3)	$-	$(3)	$-

Total liabilities	$(3)	$-	$(3)	$-

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2012 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$1	$-	$-
Term deposits	1	-	1	-
Derivative assets	1	-	1	-

Total assets	$3	$1	$2	$-

Liabilities:
Derivative liabilities	$(4)	$-	$(4)	$-

Total liabilities	$(4)	$-	$(4)	$-

Cash equivalents, by their nature and less than 90 day maturity, utilize Level 1 inputs in determining fair value. Term deposits utilize Level 2 inputs in determining fair value based on their longer term maturity. Term deposits are included in other current assets on the Consolidated Balance Sheets. The Company measures the value of its natural gas hedge contracts and foreign currency forward contracts using Level 2 inputs. The fair value of the Company’s natural gas hedges is determined by a mark to market valuation based on forward curves using observable market prices and the fair value of its foreign currency forward contracts is determined using observable market transactions in over-the-counter markets.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

16.	FAIR VALUE MEASUREMENT (continued)

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $10 million and $53 million as of September 30, 2013, and December 31, 2012, respectively. The decline in the fair value of long-term notes receivable was due to the reclassification of a receivable to other current assets related to the 2011 sale of our Stone business.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of September 30, 2013, and December 31, 2012, respectively, the Company’s 6.50% senior notes due 2016 were trading at approximately 113% and 112% of par value, the 9.00% senior notes due 2019 were trading at approximately 122% and 127% of par value, the 4.2% senior notes due 2022 were trading at approximately 97% and 102% of par value, and the 7.00% senior notes due 2036 were trading at approximately 109% and 109% of par value.

At September 30, 2013, and December 31, 2012, the Company determined that the book value of the remaining long-term debt instruments approximates market value. This approach, using level 1 inputs and utilizing indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $370 million and $268 million respectively.

17.	INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2013, was $26 million and $71 million, respectively. For the third quarter and year-to-date 2013, the Company’s effective tax rate was 34 percent and 37 percent, respectively. For both periods, the difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to various tax planning initiatives and the tax accounting treatment related to various locations which are currently in a loss position.

Income tax expense for the three and nine months ended September 30, 2012, was a benefit of $14 million and an expense of $8 million, respectively. For the third quarter and year-to-date 2012, the Company’s effective tax rate was (47) percent and 17 percent, respectively. The third quarter 2012 effective tax rate is reflective of a cumulative adjustment attributable to lower estimated tax expense for 2012. For both periods, the difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position and various tax planning initiatives.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (“AOCI”) for the three months ended September 30, 2013 (in millions):

	Cash Flow Hedge Activity	Defined Benefit Pension Plan Activity	OCI Valuation Allowance activity	Foreign Currency Translation Adjustment	Total
Balance as of June 30, 2013, net of tax	$(1)	$(270)	$(113)	$(15)	$(399)
Amounts classified into AOCI, net of tax	(1)	-	-	15	14
Amounts reclassified from AOCI, net of tax	1	2	-	-	3

Change in AOCI, net of tax	-	2	-	15	17

Balance as of September 30, 2013, net of tax	$(1)	$(268)	$(113)	$-	$(382)

The following table summarizes the changes in AOCI for the nine months ended September 30, 2013 (in millions):

	Cash Flow Hedge Activity	Defined Benefit Pension Plan Activity	OCI Valuation Allowance activity	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2012, net of tax	$(1)	$(279)	$(114)	$30	$(364)
Amounts classified into AOCI, net of tax	(2)	2	1	(30)	(29)
Amounts reclassified from AOCI, net of tax	2	9	-	-	11

Change in AOCI, net of tax	-	11	1	(30)	(18)

Balance as of September 30, 2013, net of tax	$(1)	$(268)	$(113)	$-	$(382)

The following table presents the impact and respective location of AOCI reclassifications on the Consolidated Statements of Earnings, net of tax (in millions):

		Three Months Ended Sep. 30,	Nine Months Ended Sep. 30,
	Location	2013	2013
Cash Flow Hedge Activity	Cost of sales	$1	$2
Defined Benefit Pension Plan Activity	Cost of sales	2	7
Defined Benefit Pension Plan Activity	Marketing and administrative expenses	-	2

Total reclassifications from AOCI		$3	$11

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$921	$497	$(98)	$1,320
COST OF SALES	(3)	739	429	(98)	1,067

Gross margin	3	182	68	-	253
OPERATING EXPENSES					-
Marketing and administrative expenses	25	68	35	-	128
Science and technology expenses	-	13	6	-	19
Charges related to cost reduction actions	-	-	6	-	6
Other (income) expenses, net	(10)	4	-	-	(6)

Total operating expenses	15	85	47	-	147

EARNINGS BEFORE INTEREST AND TAXES	(12)	97	21	-	106
Interest expense, net	27	-	2	-	29

EARNINGS BEFORE TAXES	(39)	97	19	-	77
Less: Income tax expense (benefit)	(16)	32	10	-	26
Equity in net earnings of subsidiaries	74	9	-	(83)	-
Equity in net earnings of affiliates	-	-	-	-	-

NET EARNINGS	51	74	9	(83)	51
Less: Net earnings attributable to noncontrolling interests	-	-	-	-	-

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$51	$74	$9	$(83)	$51

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$895	$485	$(104)	$1,276
COST OF SALES	(3)	741	440	(104)	1,074

Gross margin	3	154	45	-	202
OPERATING EXPENSES
Marketing and administrative expenses	24	58	33	-	115
Science and technology expenses	-	15	5	-	20
Charges related to cost reduction actions	-	-	-	-	-
Other (income) expenses, net	(6)	24	(10)	-	8

Total operating expenses	18	97	28	-	143

EARNINGS BEFORE INTEREST AND TAXES	(15)	57	17	-	59
Interest expense, net	27	-	2	-	29

EARNINGS BEFORE TAXES	(42)	57	15	-	30
Less: Income tax expense (benefit)	(16)	11	(9)	-	(14)
Equity in net earnings of subsidiaries	70	25	-	(95)	-
Equity in net earnings of affiliates	-	(1)	1	-	-

NET EARNINGS	44	70	25	(95)	44
Less: Net earnings attributable to noncontrolling interests	-	-	-	-	-

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$44	$70	$25	$(95)	$44

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$2,872	$1,451	$(306)	$4,017
COST OF SALES	(7)	2,340	1,257	(306)	3,284

Gross margin	7	532	194	-	733
OPERATING EXPENSES					-
Marketing and administrative expenses	89	202	104	-	395
Science and technology expenses	-	43	14	-	57
Charges related to cost reduction actions	-	-	8	-	8
Other (income) expenses, net	(17)	-	9	-	(8)

Total operating expenses	72	245	135	-	452

EARNINGS BEFORE INTEREST AND TAXES	(65)	287	59	-	281
Interest expense, net	81	1	5	-	87

EARNINGS BEFORE TAXES	(146)	286	54	-	194
Less: Income tax expense (benefit)	(57)	91	37	-	71
Equity in net earnings of subsidiaries	211	16	-	(227)	-
Equity in net earnings of affiliates	-	-	-	-	-

NET EARNINGS	122	211	17	(227)	123
Less: Net earnings attributable to noncontrolling interests	-	-	1	-	1

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$122	$211	$16	$(227)	$122

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$2,846	$1,461	$(294)	$4,013
COST OF SALES	-	2,353	1,327	(294)	3,386

Gross margin	-	493	134	-	627
OPERATING EXPENSES
Marketing and administrative expenses	86	190	104	-	380
Science and technology expenses	-	47	13	-	60
Charges related to cost reduction actions	-	-	36	-	36
Other (income) expenses, net	(25)	34	10	-	19

Total operating expenses	61	271	163	-	495

EARNINGS BEFORE INTEREST AND TAXES	(61)	222	(29)	-	132
Interest expense, net	76	2	7	-	85

EARNINGS BEFORE TAXES	(137)	220	(36)	-	47
Less: Income tax expense (benefit)	(52)	56	4	-	8
Equity in net earnings of subsidiaries	122	(41)	-	(81)	-
Equity in net earnings of affiliates	-	(1)	1	-	-

NET EARNINGS	37	122	(39)	(81)	39
Less: Net earnings attributable to noncontrolling interests	-	-	2	-	2

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$37	$122	$(41)	$(81)	$37

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$51	$74	$9	$(83)	$51
Currency translation adjustment	15	-	-	-	15
Pension and other postretirement adjustment (net of tax)	2	-	-	-	2
Deferred income (loss) on hedging (net of tax)	-	-	-	-	-

COMPREHENSIVE EARNINGS	68	74	9	(83)	68
Less: Comprehensive earnings attributable to noncontrolling interests	-	-	-	-	-

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$68	$74	$9	$(83)	$68

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$44	$70	$25	$(95)	$44
Currency translation adjustment	28	-	-	-	28
Pension and other postretirement adjustment (net of tax)	(1)	-	-	-	(1)
Deferred income (loss) on hedging (net of tax)	2	-	-	-	2

COMPREHENSIVE EARNINGS	73	70	25	(95)	73
Less: Comprehensive earnings attributable to noncontrolling interests	-	-	-	-	-

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$73	$70	$25	$(95)	$73

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$122	$211	$17	$(227)	$123
Currency translation adjustment	(30)	-	-	-	(30)
Pension and other postretirement adjustment (net of tax)	11	-	-	-	11
Deferred income (loss) on hedging (net of tax)	-	-	-	-	-

COMPREHENSIVE EARNINGS	103	211	17	(227)	104
Less: Comprehensive earnings attributable to noncontrolling interests	-	-	1	-	1

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$103	$211	$16	$(227)	$103

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$37	$122	$(39)	$(81)	$39
Currency translation adjustment	9	-	-	-	9
Pension and other postretirement adjustment (net of tax)	(2)	-	-	-	(2)
Deferred income (loss) on hedging (net of tax)	3	-	-	-	3

COMPREHENSIVE EARNINGS	47	122	(39)	(81)	49
Less: Comprehensive earnings attributable to noncontrolling interests	-	-	2	-	2

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$47	$122	$(41)	$(81)	$47

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2013

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$1	$4	$46	$-	$51
Receivables, less allowances	-	-	758	-	758
Due from affiliates	-	2,726	-	(2,726)	-
Inventories	-	510	324	-	834
Other current assets	43	132	95	-	270

Total current assets	44	3,372	1,223	(2,726)	1,913
Investment in subsidiaries	7,105	2,405	558	(10,068)	-
Due from affiliates	-	66	966	(1,032)	-
Property, plant and equipment, net	359	1,293	1,253	-	2,905
Goodwill	-	1,127	39	-	1,166
Intangible assets	-	1,017	283	(254)	1,046
Deferred income taxes	60	405	17	-	482
Other non-current assets	20	68	127	-	215

TOTAL ASSETS	$7,588	$9,753	$4,466	$(14,080)	$7,727

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31	$599	$308	$-	$938
Due to affiliates	1,550	-	1,176	(2,726)	-
Short-term debt	-	-	8	-	8
Long-term debt – current portion	-	2	1	-	3

Total current liabilities	1,581	601	1,493	(2,726)	949
Long-term debt, net of current portion	1,914	27	234	-	2,175
Due to affiliates	-	966	66	(1,032)	-
Pension plan liability	313	-	139	-	452
Other employee benefits liability	-	247	18	-	265
Deferred income taxes	-	-	35	-	35
Other liabilities	165	249	40	(254)	200
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,961	6,558	1,962	(8,520)	3,961
Accumulated earnings	573	1,105	443	(1,548)	573
Accumulated other comprehensive deficit	(382)	-	-	-	(382)
Cost of common stock in treasury	(538)	-	-	-	(538)

Total Owens Corning stockholders’ equity	3,615	7,663	(2,405)	(10,068)	3,615
Noncontrolling interests	-	-	36	-	36

Total equity	3,615	7,663	2,441	(10,068)	3,651

TOTAL LIABILITIES AND EQUITY	$7,588	$9,753	$4,466	$(14,080)	$7,727

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

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

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(63)	$105	$121	$-	$163
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(5)	(70)	(124)	-	(199)
Investment in subsidiaries and affiliates, net of cash acquired	-	(51)	(11)	-	(62)
Proceeds from Hurricane Sandy insurance claims	-	26	-		26
Proceeds from the sale of affiliates	-	-	17	-	17
Purchases of alloy	-	-	(15)	-	(15)
Proceeds from sale of alloy	16	-	-	-	16

Net cash flow used for investing activities	11	(95)	(133)	-	(217)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	940	-	123	-	1,063
Payments on senior revolving credit and receivables securitization facilities	(906)	-	(51)	-	(957)
Payments on long-term debt	-	-	(1)	-	(1)
Net increase (decrease) in short-term debt	-	-	3	-	3
Purchases of treasury stock	(63)	-	-	-	(63)
Other intercompany loans	75	(9)	(66)	-	-
Other	7	-	-	-	7

Net cash flow provided by financing activities	53	(9)	8	-	52

Effect of exchange rate changes on cash	-	-	(2)	-	(2)

Net decrease in cash and cash equivalents	1	1	(6)	-	(4)
Cash and cash equivalents at beginning of period	-	3	52	-	55

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1	$4	$46	$-	$51

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(64)	$37	$120	$-	$93
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(22)	(123)	(90)	-	(235)
Proceeds from the sale of affiliates	-	5	7	-	12

Net cash flow used for investing activities	(22)	(118)	(83)	-	(223)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,089	-	116	-	1,205
Payments on senior revolving credit and receivables securitization facilities	(835)	-	(94)	-	(929)
Payments on long-term debt	(4)	-	(9)	-	(13)
Net increase (decrease) in short-term debt	(8)	-	(1)	-	(9)
Purchases of noncontrolling interest	-	(22)	-		(22)
Purchase of treasury stock	(113)	-	-	-	(113)
Other intercompany loans	(52)	103	(51)	-	-
Other	9	-	-	-	9

Net cash flow provided by financing activities	86	81	(39)	-	128

Effect of exchange rate changes on cash	-	-	1	-	1

Net decrease in cash and cash equivalents	-	-	(1)	-	(1)
Cash and cash equivalents at beginning of period	-	-	52	-	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$51	$-	$51

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) is intended to help investors understand Owens Corning, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes thereto contained in this report. Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning and its subsidiaries.

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

EXECUTIVE OVERVIEW

We reported $106 million in earnings before interest and taxes (“EBIT”) for the third quarter 2013. We generated $119 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the third quarter 2013. Third quarter EBIT in our Building Materials segment increased by $28 million and EBIT in our Composites segment increased by $10 million compared to the same period in 2012.

Restructuring actions initiated in 2012 represented $5 million of the amount adjusted out of reported EBIT to arrive at adjusted EBIT, with the majority of the charges related to the repositioning of our European assets in our Composites business. We have also adjusted out $6 million of charges related to cost reduction actions associated with closing and selling our Hangzhou, China Composites glass reinforcements facility further discussed in Note 8 and Note 10 of the Consolidated Financial Statements. Lastly, we have adjusted out $2 million of net losses related to a flood that occurred during October of 2012 in our Kearny, New Jersey roofing manufacturing facility as a result of Hurricane Sandy. The Company believes related costs and business interruption losses will be substantially covered by insurance. In the third quarter of 2013, we have reached full operating capacity at this facility and continue to service our customers without any interruption. See below for further information regarding adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning.

In our Composites segment, EBIT in the third quarter 2013 was $21 million compared to $11 million in the same period in 2012. The increase was primarily driven by lower plant start up and maintenance costs and improved capacity utilization.

In our Building Materials segment, EBIT in the third quarter 2013 was $114 million, compared to $86 million in the same period in 2012. In our Roofing business, EBIT increased $13 million due to higher selling prices and improved manufacturing productivity. Our Insulation business increased EBIT $15 million compared to the same period in 2012 on higher selling prices and sales volumes.

We maintain a strong balance sheet with ample liquidity. We have access to an $800 million senior revolving credit facility and a $250 million receivables securitization facility, both of which have a July 2016 maturity date. We have no significant debt maturities before 2016.

Year-to-date 2013, we have generated $163 million in cash flow from operating activities compared to $93 million over the same period of 2012. This improvement was primarily from improved earnings, partially offset by increased investment in working capital.

We repurchased 1.4 million shares of the Company’s common stock for $54 million during the third quarter of 2013 under previously announced repurchase programs. As of September 30, 2013, 8.6 million shares remain available for repurchase under the authorized programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2013	2012	2013	2012
Net sales	$1,320	$1,276	$4,017	$4,013
Gross margin	$253	$202	$733	$627
% of net sales	19%	16%	18%	16%
Charges related to cost reduction actions	$6	$-	$8	$36
Earnings before interest and taxes	$106	$59	$281	$132
Interest expense, net	$29	$29	$87	$85
Income tax expense	$26	$(14)	$71	$8
Net earnings attributable to Owens Corning	$51	$44	$122	$37

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

Third quarter and year-to-date net sales increased $44 million and $4 million, respectively, compared to the same periods in 2012. For both the third quarter and year-to-date comparisons, the increase in net sales was mainly due to higher sales volumes in our Insulation business which were partially offset by lower sales volumes in our Roofing business.

GROSS MARGIN

Gross margin as a percentage of sales was higher in both the third quarter and year-to-date comparisons. In the third quarter, the increase was due to higher contribution margins across all of our businesses. For year-to-date 2013, higher Roofing and Insulation contribution margins were the primary drivers of the increase. In addition, gross margin included $4 million and $26 million of charges in the third quarter and year-to-date 2013, respectively, resulting from net losses related to Hurricane Sandy. Gross margin also included $5 million and $15 million of charges in the third quarter and year-to-date 2013, respectively resulting from our 2012 restructuring actions. This compares to $22 million and $73 million of charges in the third quarter and year-to-date 2012, respectively, related to our 2012 restructuring actions.

CHARGES RELATED TO COST REDUCTION ACTIONS

On September 13, 2013, we entered into an agreement to sell our Composites glass reinforcements facility in Hangzhou, China to the Hangzhou Municipal Land Reservation Center and the Development and Construction Management Office of Taoyuan New Zone of Gongshu District in Hangzhou. This sale is expected to be complete in the first half of 2014. As a result of this action, we recognized $6 million in charges related to cost reduction actions.

During 2012, we took actions to improve the competitive position of our global Composites manufacturing network through the closure or optimization of certain facilities, with our most significant actions taking place in France, Spain and Italy. These actions were primarily due to market conditions that led to lower capacity requirements within the European region. As a result of these actions, in addition to the charges recorded in cost of sales discussed above, we recognized $2 million in severance charges year-to-date 2013, none of which occurred in the third quarter, compared to $36 million for year-to-date 2012, none of which occurred in the third quarter. The total charges related to cost reduction actions and related items for the third quarter and year-to-date 2013 were $5 million and $17 million, respectively, compared to $22 million and $109 million for the third quarter and year-to-date 2012, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EARNINGS BEFORE INTEREST AND TAXES

EBIT increased by $47 million for the third quarter 2013 compared to the same period in 2012. Third quarter EBIT in our Building Materials segment increased by $28 million and third quarter EBIT in our Composites segment increased by $10 million compared to the same period in 2012. Corporate EBIT losses for the third quarter decreased by $9 million, due primarily to the lower charges related to cost reduction actions and related items discussed above, compared to the same period in 2012. In addition to the Hurricane Sandy losses discussed above, corporate EBIT also included a net $2 million and $10 million gain in Other (income) expense, net for the three and nine month periods ended September 30, 2013, respectively. These gains were related to insurance proceeds that have been collected to date net of other Hurricane Sandy related expenses.

For year-to-date 2013, EBIT increased by $149 million compared to the same period in 2012. Year-to-date EBIT in our Building Materials segment increased by $90 million and year-to-date EBIT in our Composites segment decreased by $6 million compared to the same period in 2012. Corporate EBIT losses for year-to-date 2013 decreased by $65 million, due primarily to the lower charges related to cost reduction actions and related items discussed above, compared to the same period in 2012.

INTEREST EXPENSE, NET

Year-to-date 2013 interest expense was higher than in 2012 due primarily to higher average borrowing levels.

INCOME TAX EXPENSE

Income tax expense for the three and nine months ended September 30, 2013, was $26 million and $71 million, respectively. For the third quarter and year-to-date 2013, the Company’s effective tax rate was 34 percent and 37 percent, respectively. For both periods, the difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to various tax planning initiatives and the tax accounting treatment related to various locations which are currently in a loss position.

We estimate that the effective tax rate on adjusted earnings for the full year 2013 will be approximately 30 percent. The difference between the effective tax rate of 30 percent and the statutory rate of 35 percent is primarily attributable to lower foreign tax rates and various tax planning initiatives. The increase from our previous estimated effective tax rate on adjusted earnings of 25 percent to 28 percent, to 30 percent was due to a change in geographic mix.

The Company is currently under U.S. federal tax examination for the 2008 through 2010 tax years. The field examination is expected to be completed by the end of 2013. The Company believes that its reserves for uncertain tax positions are adequately stated as of September 30, 2013.

On September 13, 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations providing guidance on applying Section 263(a) of the Internal Revenue Code to amounts paid to acquire, produce, or improve tangible property. The company is currently analyzing the final regulations and expects to be in full compliance by the effective date of January 1, 2014. Based on the Company’s initial analysis of the guidance, we do not expect any material impact to our deferred tax assets and liabilities recorded as of September 30, 2013.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Adjusting items are shown in the table below (in millions):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2013	2012	2013	2012
Charges related to cost reduction actions and related items	$(11)	$(22)	$(23)	$(109)
Net loss related to Hurricane Sandy	(2)	-	(16)	-

Total adjusting items	$(13)	$(22)	$(39)	$(109)

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2013	2012	2013	2012
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$51	$44	$122	$37
Less: Net earnings attributable to noncontrolling interests	-	-	1	2

NET EARNINGS	51	44	123	39
Equity in net earnings of affiliates	-	-	-	-
Income tax expense	26	(14)	71	8

EARNINGS BEFORE TAXES	77	30	194	47
Interest expense, net	29	29	87	85

EARNINGS BEFORE INTEREST AND TAXES	106	59	281	132
Less: adjusting items from above	(13)	(22)	(39)	(109)

ADJUSTED EBIT	$119	$81	$320	$241

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

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2013	2012	2013	2012
Net sales	$453	$459	$1,384	$1,433
% change from prior year	-1%	-7%	-3%	-6%
EBIT	$21	$11	$62	$68
EBIT as a % of net sales	5%	2%	4%	5%
Depreciation and amortization expense	$33	$30	$99	$91

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

Third quarter and year-to-date net sales in our Composites business decreased $6 million and $49 million, respectively, compared to the same periods in 2012. For the third quarter, the impact of translating sales denominated in foreign currencies into United States dollars was the primary driver of the decline. For the first nine months of 2013, unfavorable mix and the impact of translating sales denominated in foreign currencies into United States dollars contributed about equally to the decline.

EBIT

In our Composites business, EBIT was $10 million higher in the third quarter 2013 and $6 million lower for the year-to-date 2013 compared to the same periods in 2012. For the quarter, the increase in EBIT was driven about equally by improved capacity utilization and lower plant start-up and maintenance costs. For the year-to-date comparison, improved capacity utilization and lower plant start up and maintenance costs were offset by inflation. The net decrease was driven by unfavorable mix. Pricing was relatively stable.

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. In the third quarter and year-to-date 2013, global glass reinforcements market demand continued to grow less than the annual historical average of five percent. Based on the outlook for global industrial production, we expect the market will continue to grow for the remainder of 2013 although again at a rate below the five percent historical average. We continue to expect that the benefits of our asset transformation, increased utilization of our low-cost asset base, and modest growth in global reinforcements demand will result in improved margin in 2013 compared to 2012.

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Building Materials segment and our businesses within this segment (in millions):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2013	2012	2013	2012
Net sales
Insulation	$431	$384	$1,176	$1,055
Roofing	471	471	1,586	1,664

Total Building Materials	$902	$855	$2,762	$2,719
% change from prior year	5%	-15%	2%	-2%

EBIT
Insulation	$18	$3	$1	$(47)
Roofing	96	83	331	289

Total Building Materials	$114	$86	$332	$242
EBIT as a % of net sales	13%	10%	12%	9%

Depreciation and amortization expense
Insulation	$26	$28	$79	$80
Roofing	9	10	28	28

Total Building Materials	$35	$38	$107	$108

NET SALES

Net sales in our Building Materials segment were $47 million higher in the third quarter 2013 and $43 million higher for year-to-date 2013 compared to the same periods in 2012. For the quarter, net sales increased due primarily to higher selling prices and sales volumes in our Insulation business. For year-to-date 2013, higher selling prices and sales volumes in our Insulation business were partially offset by lower sales volumes in our Roofing business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In our Roofing business, net sales in the third quarter of 2013 were in-line with the third quarter of 2012 and year-to-date net sales were $78 million lower compared to the same periods in 2012. For the quarter, slightly higher selling prices were offset by lower sales volumes. For the year-to-date comparison, the impact of lower sales volumes, including lower third-party asphalt sales was partially offset by higher selling prices.

In our Insulation business, net sales were $47 million higher in the third quarter 2013 compared to the same period in 2012. Higher sales volumes contributed approximately $20 million in the third quarter and the remaining increase was driven by higher selling prices and increased sales related to the second quarter acquisition of Thermafiber Inc. Year-to-date sales were $121 million higher compared to the same period in 2012 due to higher selling prices of about $50 million with the remainder being driven by higher sales volumes and the acquisition of Thermafiber Inc.

EBIT

EBIT for our Building Materials segment increased $28 million and $90 million in the third quarter and year-to-date 2013, compared to the same periods in 2012, respectively.

In our Roofing business, EBIT increased $13 million and $42 million in the third quarter and year-to-date 2013 compared to the same periods in 2012, respectively. For the third quarter, higher selling prices and lower production costs equally contributed to an $20 million improvement which was partially offset by the impact of lower sales volumes. For the year-to- date comparison, higher selling prices drove the year over year improvement. The impact of lower sales volumes was offset by about $30 million in lower production and other operating costs.

In our Insulation business, EBIT increased by $15 million and $48 million in the third quarter and year-to-date 2013 compared to the same periods in 2012, respectively. For the third quarter, the increase was driven by higher selling prices of approximately $15 million. The impact of higher sales volumes was offset by higher general selling and administrative expenses. For the year-to-date comparison, the increase in EBIT was driven by higher selling prices of about $50 million. The impact of higher sales volumes and manufacturing productivity largely offset the impact of inflation, unfavorable customer mix, and higher general and administrative expenses.

OUTLOOK

During the third quarter of 2013, the average Seasonally Adjusted Annual Rate (“SAAR”) of United States housing starts rose to approximately 891 thousand starts versus a third quarter average in 2012 of approximately 777 thousand starts. While the recent information on United States housing starts has been positive, the timing and pace of recovery of the United States housing market remains uncertain.

In our Roofing business, we expect the factors that have driven margins in recent years will continue to deliver profitability. Uncertainties that may continue to impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

The Company expects our Insulation business to benefit from an improving U.S. housing market, improved pricing, and continued operating leverage. Year-to-date 2013, we have achieved profitability and we expect continued positive growth for the remainder of the year. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2013	2012	2013	2012
Charges related to cost reduction actions and related items	$(11)	$(22)	$(23)	$(109)
Net loss related to Hurricane Sandy	(2)	-	(16)	-
General corporate expense and other	(16)	(16)	(74)	(69)

EBIT	$(29)	$(38)	$(113)	$(178)

Depreciation and amortization	$10	$21	$29	$70

EBIT

In Corporate, Other and Eliminations, EBIT losses for the third quarter and year-to-date 2013 were $29 million and $113 million, respectively. For the third quarter and year-to-date periods, we recorded net losses of $2 million and $16 million, respectively, in property damage and related charges as a result of Hurricane Sandy’s impact on our Roofing facility in Kearny, New Jersey. We recorded $6 million in charges related to cost reduction actions associated with closing and selling our Composites glass reinforcements facility in Hangzhou, China. Lastly, we incurred an additional $5 million and $17 million, respectively, in charges related to cost reduction actions and related items primarily to improve our competitive position in Europe. These charges consist primarily of other related charges and accelerated depreciation charges.

General corporate expense and other in the third quarter of 2013 was in-line with the third quarter of 2012 and year-to-date general corporate expense and other was $5 million higher compared to the same period in 2012. For the quarter, higher overall incentive compensation expense was offset by a $6 million gain on the sale of fixed assets. For the year-to-date comparison, higher expenses were due primarily to overall compensation and other general expense increases being partially offset by a decrease in non-service pension costs.

Depreciation and amortization decreased $11 million for the third quarter and $41 million year-to-date 2013, compared to the same periods in 2012. For the third quarter and year-to-date comparisons, the decreases were primarily due to including $2 million and $6 million, respectively, of accelerated depreciation related to our European restructuring plan compared to $14 million and $48 million, respectively, in the same periods a year ago.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We have an $800 million senior revolving credit facility and a $250 million receivables securitization facility, which serve as our primary sources of liquidity. Our senior revolving credit facility and our receivables securitization facility mature in July 2016. In July 2013, we amended the receivables securitization facility to extend its maturity to July 2016 and to reduce the size of the facility to $200 million during the months of November, December, and January each year. We have no other significant debt maturities before 2016. As of September 30, 2013, the receivables securitization facility was fully utilized and we had $688 million available on the senior revolving credit facility. As of September 30, 2013, we had $2.2 billion of total debt and cash-on-hand of $51 million.

Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of September 30, 2013, and December 31, 2012, we had approximately $43 million and $41 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested.

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

The agreements applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of these types. The senior revolving credit facility and the securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of September 30, 2013.

Cash Flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended Sep. 30,		Nine Months Ended Sep. 30,
	2013	2012	2013	2012
Cash balance	$51	$51	$51	$51
Cash provided by operating activities	$175	$133	$163	$93
Cash used for investing activities	$(55)	$(67)	$(217)	$(223)
Cash (used for) provided by financing activities	$(142)	$(71)	$52	$128
Unused committed credit available under the senior revolving credit facility	$688	$395	$688	$395

Operating activities: For year-to-date 2013, we generated $163 million of cash from operating activities compared to $93 million in the same period in 2012. This improvement was primarily from improved earnings in our Building Materials segment, partially offset by an increase in working capital.

Investing activities: The $6 million decrease in cash flows used for investing activities for the nine months ended September 30, 2013 compared to the same period of 2012 was primarily the result of insurance proceeds related to losses on our Kearny New Jersey manufacturing facility and the timing of additions to property plant and equipment, partially offset by facility acquisitions completed in 2013.

Financing activities: Cash provided by financing activities was $76 million lower year-to-date 2013, compared to the same period in 2012. The decrease in cash provided by financing activities was due primarily to lower net borrowings on our senior revolving credit facilities partially offset by lower treasury stock repurchases.

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

Tax Net Operating Losses

Upon emergence and subsequent distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of September 30, 2013 and December 31, 2012, our federal tax net operating losses remaining were $2.1 billion and $2.3 billion, respectively. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

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

Pension Contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $30 million and $42 million to the plans during the nine months ended September 30, 2013 and 2012, respectively. The Company expects to contribute $38 million in cash to its global pension plans during 2013. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

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

Contractual Obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. During the nine months ended September 30, 2013, there were no material changes to such contractual obligations outside the ordinary course of our business.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended September 30, 2013, our RIR was 0.47 as compared to 0.34 in the same period a year ago. For the nine months ended September 30, 2013, our RIR was 0.48 as compared to 0.51 in the same period a year ago.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At September 30, 2013, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2013, our reserve for such liabilities was $6 million.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” “will” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	levels of residential and commercial construction activity;

•	levels of global industrial production;

•	difficulties in managing production capacity;

•	competitive factors;

•	pricing factors;

•	weather conditions;

•	our level of indebtedness;

•	industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;

•	availability and cost of raw materials;

•	availability and cost of credit;

•	interest rate movements;

•	issues related to expansion of our production capacity;

•	economic and political conditions, including new legislation or other governmental actions;

•	issues related to acquisitions, divestitures and joint ventures;

•	our ability to utilize our net operating loss carryforwards;

•	achievement of expected synergies, cost reductions and/or productivity improvements;

•	issues involving implementation of new business systems;

•	foreign exchange fluctuations;

•	research and development activities; and

•	labor disputes.

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

During the third quarter of 2013, the Company upgraded its enterprise resource planning system for one of its businesses as part of its overall information technology strategy. The system change was not made in response to any deficiency in the Company’s internal controls. There were no other changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2013	660,000		$39.64	660,000	9,340,000
August 1-31, 2013	641,897		38.41	640,000	8,700,000
September 1-30, 2013	100,647		38.22	100,000	8,600,000

Total	1,402,544	*	$38.98	1,400,000	8,600,000

*	The Company retained 2,544 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On April 25, 2012, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning’s outstanding common stock. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	October 23, 2013	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	October 23, 2013	By:	/s/ Kelly J. Schmidt
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