Form 10-K
period 2013-12-31
Owens Corning
filed 2014-02-12
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer  ☑      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

On June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of $0.01 par value common stock (the voting stock of the registrant) held by non-affiliates (assuming for purposes of this computation only that the registrant had no affiliates) was approximately $4,654,656,423.

As of January 31, 2014, 117,835,363 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Owens Corning’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 17, 2014 (the “2014 Proxy Statement”) are incorporated by reference into Part III hereof.

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

SEGMENT OVERVIEW

We operate within two segments: Composites, which includes our Reinforcements and Downstream businesses; and Building Materials, which includes our Insulation and Roofing businesses. Our Composites and Building Materials reportable segments accounted for approximately 34 percent and 66 percent of our total reportable segment net sales, respectively, in 2013.

Note 2 to the Consolidated Financial Statements contains information regarding net sales to external customers and total assets attributable to each of Owens Corning’s reportable segments and geographic regions, earnings before interest and taxes for each of Owens Corning’s reportable segments, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2013, 2012 and 2011.

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

ITEM 1.	BUSINESS (continued)

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

Building Materials

Our Building Materials reportable segment is comprised of the following businesses:

Insulation

Our insulating products help customers conserve energy, provide improved acoustical performance and offer convenience of installation and use, making them a preferred insulating product for new home construction and remodeling. These products include thermal and acoustical batts, loose fill insulation, foam sheathing and accessories, and are sold under well-recognized brand names and trademarks such as Owens Corning PINK® FIBERGLAS™ Insulation. Our Insulation business also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, bonded and granulated mineral wool insulation and foam insulation used in above- and below-grade construction applications. We sell our insulation products primarily to insulation installers, home centers, lumberyards, retailers and distributors in the United States and Canada.

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

Our Insulation business includes a diverse portfolio with a geographic mix of United States, Canada, Asia-Pacific, and Latin America, a market mix of residential, commercial, industrial and other markets, and a channel mix of retail, contractor and distribution.

Working capital practices for this business historically have followed a seasonal cycle. Typically, our insulation plants run continuously throughout the year. This production plan, along with the seasonal nature of the business, generally results in higher finished goods inventory balances in the first half of the year. Since sales increase during the second half of the year, our accounts receivable balances are typically higher during this period.

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

Demand for products in our Roofing business is generally driven by both residential repair and remodeling activity and by new residential construction. Roofing damage from major storms can significantly increase demand in this business. As a result, sales in this segment do not always follow seasonal home improvement, remodeling and new construction industry patterns as closely as our Insulation business.

Our Roofing business competes primarily with manufacturers in the United States. According to various industry reports and Company estimates, Owens Corning’s Roofing business is the second largest producer of asphalt roofing shingles in the United States. Principal methods of competition include innovation and product design, proximity to customers and quality. Significant competitors in the Roofing business include GAF, CertainTeed Corporation and TAMKO.

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

GENERAL

Major Customers

No one customer accounted for more than 10 percent of our consolidated net sales for 2013. A significant portion of the net sales in our Building Materials segment is generated from large United States home improvement retailers.

Intellectual Property

We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology and our brands. Through continuous and extensive use of the color PINK since 1956, Owens Corning became the first owner of a single color trademark registration. In addition to our Owens Corning and PINK brands, we have registered, and applied for the registration of, U.S. and international trademarks, service marks, and domain names. Additionally, we have filed U.S. and international patent applications, including numerous issued patents, covering certain of our proprietary technology resulting from research and development efforts. Over time, we have assembled a portfolio of intellectual property rights including patents, trademarks, service marks, copyrights, domain names, know-how and trade secrets covering our products and services. Our proprietary technology is not dependent on any single or group of intellectual property rights and we do not expect the expiration of existing intellectual property to have a material adverse affect on the business as a whole. We believe the duration of our patents is adequate relative to the expected lives of our products. Although we protect our proprietary technology, any significant impairment of, or third-party claim against, our intellectual property rights could harm our business or our ability to compete.

ITEM 1.	BUSINESS (continued)

Backlog

Our customer volume commitments are generally short term, and we do not have a significant backlog of orders.

Research and Development

The Company’s research and development expense during each of the last three years is presented in the table below (in millions):

Period	Research and Development Expense
Twelve Months Ended December 31, 2013	$77
Twelve Months Ended December 31, 2012	$79
Twelve Months Ended December 31, 2011	$77

Environmental Control

Owens Corning is committed to complying with all environmental laws and regulations that are applicable to our operations. We are dedicated to continuous improvement in our environmental, health and safety performance.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $34 million in 2013. We continue to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

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

We have been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2013, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2013, our reserve for such liabilities was $5 million.

Number of Employees

As of December 31, 2013 Owens Corning had approximately 15,000 employees. Approximately 7,000 of such employees are subject to collective bargaining agreements. We believe that our relations with employees are good.

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

A large portion of our products are used in the markets for residential and commercial construction, repair and improvement, and demand for certain of our products is affected in part by the level of new residential construction in the United States, although typically not until a number of months after the change in the level of construction. Historically, construction activity has been cyclical and is influenced by prevailing economic conditions, including the level of interest rates and availability of financing and other factors outside our control.

We face significant competition in the markets we serve and we may not be able to compete successfully.

All of the markets we serve are highly competitive. We compete with manufacturers and distributors, both within and outside the United States, in the sale of building products and composite products. Some of our competitors may have superior financial, technical, marketing and other resources than we do. In some cases, we face competition from manufacturers in countries able to produce similar products at lower costs. We also face competition from the introduction by competitors of new products or technologies that may address our customers’ needs in a better manner, whether based on considerations of pricing, usability, effectiveness, sustainability or other features or benefits. If we are not able to successfully commercialize our innovation efforts, we may lose market share. Price competition or overcapacity may limit our ability to raise prices for our products when necessary, may force us to reduce prices and may also result in reduced levels of demand for our products and cause us to lose market share. In addition, in order to effectively compete, we must continue to develop new products that meet changing consumer preferences and successfully develop, manufacture and market these new products. Our inability to effectively compete could result in the loss of customers and reduce the sales of our products, which could have a material adverse impact on our business, financial condition and results of operations.

Our sales may fall rapidly in response to declines in demand because we do not operate under long-term volume agreements to supply our customers and because of customer concentration in certain segments.

Many of our customer volume commitments are short-term; therefore, we do not have a significant manufacturing backlog. As a result, we do not benefit from the hedge provided by long-term volume contracts against downturns in customer demand and sales. Further, we are not able to immediately adjust our costs in response to declines in sales. In addition, although no single customer represents more than 10 percent of our annual sales, our ability to sell some of the products in our building materials product category is dependent on a limited number of customers, who account for a significant portion of such sales. The loss of key customers for these products, or a significant reduction in sales to those customers, could significantly reduce our revenues from these products. In addition, if key customers experience financial pressure, they could attempt to demand more favorable contractual terms, which would place additional pressure on our margins and cash flows. Lower demand for our products, loss of key customers and material changes to contractual terms could materially and adversely impact our business, financial condition and results of operations.

Worldwide economic conditions and credit tightening could have a material adverse impact on the Company.

The Company’s business may be materially and adversely impacted by changes in United States or global economic conditions, including global industrial production rates, inflation, deflation, interest rates, availability of capital, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to

ITEM 1A.	RISK FACTORS (continued)

manage economic conditions. Volatility in financial markets and the deterioration of national and global economic conditions could materially adversely impact the Company’s operations, financial results and/or liquidity including as follows:

•	the financial stability of our customers or suppliers may be compromised, which could result in reduced demand for our products, additional bad debts for the Company or non-performance by suppliers;

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

Lower demand for our products as a result of either of these scenarios could adversely impact our business, financial condition and results of operations.

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

Our business relies heavily on certain commodities and raw materials used in our manufacturing processes. Additionally, we spend a significant amount on natural gas inputs and services that are influenced by energy prices, such as asphalt, a large number of chemicals and resins and transportation costs. Price increases for these inputs could raise costs and reduce our margins if we are not able to offset them by increasing the prices of our products, improving productivity or hedging where appropriate. Availability of certain of the raw materials we use has, from time to time, been limited, and our sourcing of some of these raw materials from a limited number of suppliers, and in some cases a sole supplier, increases the risk of unavailability. Despite our contractual supply agreements with many of our suppliers, it is possible that we could experience a lack of certain raw materials which could limit our ability to produce our products, thereby materially and adversely impact our business, financial condition and results of operations.

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

ITEM 1A.	RISK FACTORS (continued)

financial results. An attack or other problem with our systems could also result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees, which could result in significant damage to our business and our reputation.

We have put in place security measures designed to protect against the misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information, or disruption of our operations. However, advanced cyber-security threats, such as computer viruses, attempts to access information, and other security breaches, are persistent and continue to evolve making them increasingly difficult to identify and prevent. Protecting against these threats may require significant resources, and we may not be able to implement measures that will protect against all of the significant risks to our information technology systems. In addition, we rely on a number of third party service providers to execute certain business processes and maintain certain IT systems and infrastructure, any breach of security on their part could impair our ability to affectively operate. Moreover, our operations in certain geographic locations, may be particularly vulnerable to security attacks or other problems. Any breach of our security measures could result in unauthorized access to and misappropriation of our information, corruption of data or disruption of operations or transactions, any of which could have a material adverse effect on our business.

We are subject to risks associated with our international operations.

We sell products and operate plants throughout the world. Our international sales and operations are subject to risks and uncertainties, including:

•	difficulties and costs associated with complying with a wide variety of complex and changing laws, treaties and regulations;

•	limitations on our ability to enforce legal rights and remedies;

•	adverse economic and political conditions, business interruption, war and civil disturbance;

•	tax rate changes;

•	tax inefficiencies and currency exchange controls that may adversely impact our ability to repatriate cash from non-United States subsidiaries;

•	the imposition of tariffs or other import or export restrictions;

•	costs and availability of shipping and transportation;

•	nationalization of properties by foreign governments; and

•	currency exchange rate fluctuations between the United States dollar and foreign currencies.

As we continue to expand our business globally, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely impact our business outside the United States and our business, financial condition and results of operations.

In addition, we operate in many parts of the world that have experienced governmental corruption and we could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws. The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Although we mandate compliance with these anti-corruption laws and maintain an anti-corruption compliance program, we cannot assure you that these measures will necessarily prevent violations of

ITEM 1A.	RISK FACTORS (continued)

these laws by our employees or agents. If we were found to be liable for violations of anti-corruption, we could be liable for criminal or civil penalties or other sanctions, which could have a material adverse impact on our business, financial condition and results of operations.

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

Should the Company determine that it is likely that its recorded NOL benefits are not realizable, the Company would be required to reduce the NOL tax benefit reflected on its financial statements to the net realizable amount either by a direct adjustment to the NOL tax benefit or by establishing a valuation reserve and recording a corresponding charge to current earnings. The corresponding charge to current earnings would have an adverse effect on the Company’s financial condition and results of operations in the period in which it is recorded. Conversely, if the Company is required to increase its NOL tax benefit either by a direct adjustment or reversing any portion of the accounting valuation against its deferred tax assets related to its NOLs, such credit to current earnings could have a positive effect on the Company’s business, financial condition and results of operations in the period in which it is recorded.

Our intellectual property rights may not provide meaningful commercial protection for our products or brands, which could adversely impact our business, financial condition and results of operations.

Owens Corning relies on its proprietary intellectual property, including numerous registered trademarks, as well as its licensed intellectual property. We monitor and protect against activities that might infringe, dilute, or otherwise harm our patents, trademarks and other intellectual property and rely on the patent, trademark and other laws of the United States and other countries. However, we may be unable to prevent third parties from using our intellectual property without our authorization. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could harm our competitive position and have a material adverse impact on our business, financial condition and results of operations. In addition, the laws of some non-United States jurisdictions provide less protection for our proprietary rights than the laws of the United States and we therefore may not be able to effectively enforce our intellectual property in these jurisdictions. If we are unable to maintain certain exclusive licenses, our brand recognition and sales could be adversely impacted. Current employees, contractors and suppliers have, and former employees, contractors and suppliers may have, access to information regarding our operations which could be disclosed improperly and in breach of contract to our competitors or otherwise used to harm us.

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

ITEM 1A.	RISK FACTORS (continued)

Our hedging activities are not designed to mitigate long-term commodity price fluctuations and, therefore, will not protect us from long-term commodity price increases. In addition, in the future, our hedging positions may not correlate to our actual energy costs, which would cause acceleration in the recognition of unrealized gains and losses on our hedging positions in our operating results.

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

We depend on our senior management team and other skilled and experienced personnel to operate our business effectively, and the loss of any of these individuals or the failure to attract additional personnel could adversely impact our financial condition and results of operations.

We are highly dependent on the skills and experience of our senior management team and other skilled and experienced personnel. These individuals possess sales, marketing, manufacturing, logistical, financial, business strategy and administrative skills that are important to the operation of our business. We cannot assure that we will be able to retain all of our existing senior management personnel. The loss of any of these individuals or an inability to attract additional personnel could prevent us from implementing our business strategy and could adversely impact our business and our future financial condition or results of operations.

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally. Future acquisitions and investments could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could have a material adverse impact on our business, financial condition and results of operations. Also, the anticipated benefits of our investments may not materialize.

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

Significant changes in the factors and assumptions used to measure our defined benefit plan obligations, actual investment returns on pension assets and other factors could have a negative impact on our financial condition or liquidity.

We have certain defined benefit pension plans and other postretirement benefit (“OPEB”) plans. Our future funding requirements for defined benefit pension and OPEB plans depend upon a number of factors and assumptions, including our actual experience against assumptions with regard to interest rates used to determine funding levels; return on plan assets; benefit levels; participant experience (e.g., mortality and retirement rates); health care cost trends; and applicable regulatory changes. To the extent actual results are less favorable than our assumptions, there could be a material adverse impact on our financial condition and results of operations.

Additional risks exist due to the nature and magnitude of our investments, including the implementation of or changes to the investment policy, insufficient market capacity to absorb a particular investment strategy or high volume transactions, and the inability to quickly rebalance illiquid and long-term investments.

As of December 31, 2013 and 2012, our U.S. and worldwide defined benefit pension plans were underfunded by a total of $336 million and $481 million and OPEB obligations were underfunded by $244 million and $273 million. If our cash flows and capital resources are insufficient to fund our pension or OPEB obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness.

ITEM 1A.	RISK FACTORS (continued)

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

Dividends on our common stock are declared at the discretion of our Board of Directors.

On February 12, 2014, the Company announced the initiation of a quarterly common stock dividend for holders of record as of March 14, 2014. The payment of any future cash dividends to our stockholders will depend on decisions that will be made by our Board of Directors and will depend on then existing conditions, including our operating results, financial conditions, contractual restrictions, corporate law restrictions, capital agreements, applicable laws of the State of Delaware and business prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Composites

Our Composites segment operates out of 29 manufacturing facilities. Principal manufacturing facilities for our Composites segment, all of which are owned by us except the Ibaraki, Japan facility, which is leased, include the following:

Amarillo, Texas	Kimchon, Korea
Anderson, South Carolina	L’Ardoise, France
Chambery, France	Rio Claro, Brazil
Guelph, Ontario, Canada	Taloja, India
Gous, Russia	Tlaxcala, Mexico
Jackson, Tennessee	Yuhang, China

Building Materials

Our Building Materials segment operates out of 61 manufacturing facilities, primarily in North America. These facilities are summarized below by each of the businesses within our Building Materials segment.

Our Insulation business operates out of 32 manufacturing facilities. Principal manufacturing facilities for our Insulation business, all of which are owned, include the following:

Delmar, New York	Newark, Ohio
Edmonton, Alberta, Canada	Rockford, Illinois
Fairburn, Georgia	Santa Clara, California
Guangzhou, Guandong, China	Tallmadge, Ohio
Kansas City, Kansas	Toronto, Ontario, Canada
Mexico City, Mexico	Wabash, Indiana
Mt. Vernon, Ohio	Waxahachie, Texas

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

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF OWENS CORNING

The name, age and business experience during the past five years of Owens Corning’s executive officers as of January 1, 2014 are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age	Position*
John W. Christy (55)	Senior Vice President, General Counsel and Secretary since December 2011; formerly Vice President, Interim General Counsel and Secretary (2011), Vice President, Deputy General Counsel (2010) and Vice President and Assistant General Counsel, Transactions and Business.

Charles E. Dana (58)	Group President, Building Materials since December 2010; formerly Group President, Composite Solutions (2008) and Vice President and President, Composite Solutions Business.

Arnaud Genis (49)	Group President, Composite Solutions since December 2010; formerly Vice President and Managing Director, European Composite Solutions Business (2007), President of Saint-Gobain Reinforcement and Composites Business and Textile Solutions Business, Paris.

Michael C. McMurray (48)	Senior Vice President and Chief Financial Officer since August 2012; formerly Vice President Finance, Building Materials Group (2011), Vice President Investor Relations and Treasurer (2010), Vice President Finance and Treasurer (2008) and Finance Manager Royal Dutch Shell.

Kelly J. Schmidt (48)	Vice President, Controller since April 2011; formerly Vice President, Internal Audit (2010), Assistant Controller, Shared Business Services United Technologies Corporation (“UTC”) (2009).

Daniel T. Smith (48)	Senior Vice President, Information Technology and Human Resources since September 2009; formerly Executive Vice President/Chief Administrative Officer, Borders Group, Inc. (2009), Executive Vice President, Human Resources, Borders Group, Inc.

Michael H. Thaman (49)	President and Chief Executive Officer since December 2007 and Chairman of the Board since April 2002; Director since January 2002.

*	Information in parentheses indicates year during the past five years in which service in position began. The last item listed for each individual represents the position held by such individual at the beginning of the five year period.

Part II

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Owens Corning’s common stock trades on the New York Stock Exchange under the symbol “OC.” The following table sets forth the high and low sales prices per share of Owens Corning common stock for each quarter from January 1, 2012 through December 31, 2013:

Period	High	Low
First Quarter 2012	$38.00	$29.32
Second Quarter 2012	$35.85	$26.36
Third Quarter 2012	$35.98	$25.70
Fourth Quarter 2012	$37.42	$29.48
First Quarter 2013	$43.88	$37.71
Second Quarter 2013	$45.55	$36.88
Third Quarter 2013	$41.33	$36.68
Fourth Quarter 2013	$41.08	$35.23

Holders of Common Stock

The number of stockholders of record of Owens Corning’s common stock on January 31, 2014 was 481.

Cash Dividends

Owens Corning did not pay cash dividends on its common stock during the two most recent years. On February 12, 2014, the Company announced the declaration of a common stock dividend for holders of record as of March 14, 2014. The payment of any future cash dividends to our stockholders will depend on decisions that will be made by our Board of Directors and will depend on then existing conditions, including our operating results, financial conditions, contractual restrictions, corporate law restrictions, capital agreements, and applicable laws of the State of Delaware and business prospects.

Under the credit agreement applicable to our senior revolving credit facility, the Company may not declare a cash dividend if a default or event of default exists or would come to exist at the time of declaration or if a dividend declaration violates the provisions of our formation documents or other material agreements.

The Company’s subsidiaries are subject to certain restrictions on their ability to pay dividends under the agreements governing our senior revolving credit facility and our receivables securitization facility.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during the three months ended December 31, 2013:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
October 1-31, 2013	2,510		$37.52	—	8,600,000
November 1-30, 2013	102		35.88	—	8,600,000
December 1-31, 2013	728		38.90	—	8,600,000

Total	3,340	*	$37.77	—	8,600,000

*	The Company retained 3,340 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.
**	On April 25, 2012, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning’s outstanding common stock. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Performance Graph

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in Owens Corning stock and the Standard & Poor’s 500 Stock Index (S&P 500) on December 31, 2008, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2013.

Performance Graph

	2008	2009	2010	2011	2012	2013
OC	$100	$148	$180	$166	$214	$235
S&P 500	100	126	146	149	172	228
DJ Bld. Mat.	100	111	128	128	193	249

ITEM 6.	SELECTED FINANCIAL DATA

	Twelve Months Ended
	Dec. 31, 2013 (a)	Dec. 31, 2012 (b)	Dec. 31, 2011	Dec. 31, 2010 (c)	Dec. 31, 2009 (d)
	(in millions, except per share amounts)
Statement of Earnings (Loss) Data
Net sales	$5,295	$5,172	$5,335	$4,997	$4,803
Gross margin	$966	$797	$1,028	$956	$849
Marketing and administrative expenses	$530	$509	$525	$516	$522
Earnings from continuing operations before interest and taxes	$385	$148	$461	$206	$192
Interest expense, net	$112	$114	$108	$110	$111
Loss on extinguishment of debt	$—	$74	$—	$—	$—
Income tax expense (benefit)	$68	$(28)	$74	$(840)	$14
Net earnings (loss)	$205	$(16)	$281	$940	$67
Net earnings (loss) attributable to Owens Corning	$204	$(19)	$276	$933	$64

Amounts attributable to Owens Corning common stockholders:
Earnings (loss) from operations, net of tax	$204	$(19)	$276	$933	$64

Net earnings (loss) attributable to Owens Corning	$204	$(19)	$276	$933	$64

Basic earnings (loss) per common share attributable to Owens Corning common stockholders
Earnings (loss) from operations	$1.73	$(0.16)	$2.25	$7.43	$0.51

Basic earnings (loss) per common share	$1.73	$(0.16)	$2.25	$7.43	$0.51

Diluted earnings (loss) per common share attributable to Owens Corning common stockholders
Earnings (loss) from operations	$1.71	$(0.16)	$2.23	$7.37	$0.50

Diluted earnings (loss) per common share	$1.71	$(0.16)	$2.23	$7.37	$0.50

Weighted-average common shares
Basic	118.2	119.4	122.5	125.6	124.8
Diluted	119.1	119.4	123.5	126.6	127.1

Balance Sheet Data
Total assets	$7,647	$7,568	$7,527	$7,158	$7,167
Long-term debt, net of current portion	$2,024	$2,076	$1,930	$1,629	$2,177
Total equity	$3,830	$3,575	$3,741	$3,686	$2,853

No dividends were declared or paid for any of the periods presented above.

ITEM 6.	SELECTED FINANCIAL DATA (continued)

(a)	During 2013, the Company recorded $26 million of charges related to cost reduction actions and related items (comprised of $8 million of severance costs and $18 million of other costs, inclusive of $9 million of accelerated depreciation and $9 million in other related charges). There was also $20 million in accelerated depreciation related to a change in the useful life of assets and a $15 million net gain related to Hurricane Sandy insurance activity.
(b)	During 2012, the Company recorded $136 million of charges related to cost reduction actions and related items (comprised of $51 million of severance costs and $85 million of other costs, inclusive of $55 million of accelerated depreciation and $30 million in other related charges). There was also $9 million in losses related to Hurricane Sandy insurance activity.
(c)	During 2010, the Company recorded impairment charges of $117 million, $40 million of charges related to cost reduction actions and related items (comprised of $29 million of severance costs and $11 million of other costs), and charges of $13 million of integration costs related to the acquisition of Saint-Gobain’s reinforcement and composite fabrics business in 2007 (“2007 Acquisition”).
(d)	During 2009, the Company recorded $53 million of charges related to cost reduction actions and related items (comprised of $34 million of severance costs, and $19 million of other costs, inclusive of $13 million of accelerated depreciation), charges of $33 million of integration costs related to the 2007 Acquisition, and $29 million for charges related to our employee emergence equity program.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We reported $385 million in earnings before interest and taxes (“EBIT”) in 2013 compared to $148 million in 2012. We generated $416 million in adjusted earnings before interest and taxes (“Adjusted EBIT”, see definition below) in 2013. EBIT in our Building Materials segment increased by $133 million and EBIT in our Composites segment increased by $7 million compared to 2012.

In 2013, we have adjusted $31 million of net charges out of reported EBIT to arrive at adjusted EBIT. Restructuring actions initiated in 2012 and 2013 represented $26 million of the net charges, with the majority due to the repositioning of our European assets in our Composites business (see further discussion of these actions in Note 15 of the Consolidated Financial Statements). An additional charge of $20 million of accelerated depreciation was recorded as a result of our assessment of the future utility of an incomplete Insulation facility located in Cordele, Georgia. These charges were partially offset by a net gain of $15 million related to the final insurance settlement for flood damage sustained by our Kearny, New Jersey roofing manufacturing facility as a result of Hurricane Sandy in October 2012 (see further discussion in Note 19 of the Consolidated Financial Statements). The Kearny facility returned to full operating capacity in the third quarter of 2013. See below for further information regarding adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning.

In our Composites segment, EBIT in 2013 was $98 million compared to $91 million in 2012 driven primarily by higher capacity utilization and sales volumes being partially offset by inflation and unfavorable mix.

In our Building Materials segment, EBIT in 2013 was $426 million compared to $293 million in 2012. In our Roofing business, EBIT increased $55 million on higher selling prices and lower manufacturing costs. This increase was partially offset by weaker volumes. Our Insulation business reported EBIT of $40 million in 2013, an increase of $78 million compared to the prior year on higher selling prices and sales volumes.

We maintain a strong balance sheet with ample liquidity. We have access to an $800 million senior revolving credit facility with a November 2018 maturity date and a $250 million receivables securitization facility with a July 2016 maturity date. We have no significant debt maturities before 2016.

In 2013, we generated $418 million in cash flow from operating activities compared to $330 million over the same period of 2012. This improvement was primarily from improved earnings, partially offset by increased investment in working capital.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

We repurchased 1.4 million shares of the Company’s common stock for $54 million in 2013 under a previously announced repurchase program. As of December 31, 2013, 8.6 million shares remain available for repurchase under the authorized program. In addition, in February 2014, our Board of Directors authorized a quarterly cash dividend of $0.16 per share to be paid on April 3, 2014 to stockholders of record as of the close of business on March 14, 2014.

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Net sales	$5,295	$5,172	$5,335
Gross margin	$966	$797	$1,028
% of net sales	18%	15%	19%
Charges related to cost reduction actions	$8	$51	$—
Earnings before interest and taxes	$385	$148	$461
Interest expense, net	$112	$114	$108
Loss on extinguishment of debt	$—	$74	$—
Income tax expense (benefit)	$68	$(28)	$74
Net earnings (loss) attributable to Owens Corning	$204	$(19)	$276

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

2013 Compared to 2012: Net sales increased by $123 million in 2013 as compared to 2012 primarily due to higher selling prices across our Building Materials businesses and increased sales volumes in our Insulation business which were partially offset by lower sales volumes in our Roofing business.

2012 Compared to 2011: Net sales decreased by $163 million in 2012 as compared to 2011 driven by lower sales volumes in our Roofing business, which were partially offset by higher sales volumes in our Insulation business, and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars in our Composites segment.

GROSS MARGIN

2013 Compared to 2012: Gross margin in 2013 increased 3 percentage points as compared to 2012 primarily due to higher contribution margins in our Building Materials Segment. Gross margin also included $18 million of charges in 2013 resulting from our 2012 restructuring actions as compared to $85 million in 2012. Partially offsetting the improvement in gross margin was $27 million of losses related to Hurricane Sandy, a $21 million increase from the impact in 2012.

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

CHARGES RELATED TO COST REDUCTION ACTIONS

During 2013, we entered into an agreement to sell our Composites glass reinforcements facility in Hangzhou, China to the Hangzhou Municipal Land Reservation Center and the Development and Construction Management Office of Taoyuan New Zone of Gongshu District in Hangzhou. This sale is expected to be complete in the first half of 2014. As a result of this action, we recognized $6 million in charges related to severance costs in 2013.

During 2012, we took actions to improve the competitive position of our global Composites manufacturing network through the closure or optimization of certain facilities, with our most significant actions taking place in France, Spain and Italy. These actions were primarily due to market conditions that led to lower capacity requirements within the European region. As a result of these actions, in addition to the charges recorded in cost of sales discussed above, we recognized $2 million and $51 million in charges related to cost reduction actions in 2013 and 2012 respectively. The total charges related to cost reduction actions and related items associated with these actions for 2013 was $20 million as compared to $136 million in 2012.

No charges were taken in 2011 as a result of cost reduction actions.

EARNINGS BEFORE INTEREST AND TAXES

2013 Compared to 2012: EBIT increased by $237 million in 2013 compared to 2012. In our Composites segment, EBIT increased by $7 million and EBIT in our Building Materials segment increased by $133 million compared to 2012. Corporate EBIT losses during 2013 decreased by $97 million compared to 2012, primarily related to lower cost reduction actions and related items of $110 million partially offset by higher incentive compensation costs.

2012 Compared to 2011: EBIT decreased by $313 million in 2012 compared to 2011. In our Composites segment, EBIT decreased by $110 million and EBIT in our Building Materials segment decreased by $39 million compared to 2011. Corporate EBIT losses during 2012 increased by $164 million compared to 2011, primarily related to cost reduction actions and related items of $136 million.

INTEREST EXPENSE, NET

2013 Compared to 2012: Year-to-date 2013 interest expense was $2 million lower than in 2012 due primarily to lower average interest rates on our outstanding debt.

2012 Compared to 2011: Year-to-date 2012 interest expense was higher than in 2011 due primarily to higher average borrowing levels.

LOSS ON EXTINGUISHMENT OF DEBT

In 2012, we recorded a $74 million loss on extinguishment of debt as a result of refinancing portions of our Senior Notes due in 2016 and 2019. For the years ended December 31, 2013 and 2011, we did not record any losses related to the extinguishment of debt.

INCOME TAX EXPENSE

Income tax expense for 2013 was $68 million compared to a benefit of $28 million in 2012.

The company’s effective tax rate for 2013 was 25 percent on pre-tax income of $273 million. After adjusting for our restructuring actions, our acceleration of depreciation of an incomplete Insulation facility, and the gain on our

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

insurance settlement resulting from hurricane Sandy, the effective tax rate was 27 percent on adjusted pre-tax income of $304 million. The difference between the 27 percent effective tax rate and the statutory tax rate of 35 percent is primarily attributable to lower foreign tax rates and various tax planning initiatives.

The company’s effective tax rate for 2012 was 70 percent on a pre-tax loss of $40 million. After adjusting for our European restructuring actions, our extinguishment of debt, and the related tax planning initiatives during 2012, the effective tax rate was 23 percent on adjusted pre-tax income of $179 million. The difference between the 23 percent effective tax rate and the statutory tax rate of 35 percent is primarily attributable to lower foreign tax rates and various tax planning initiatives.

Income tax benefit for 2011 was 21 percent. The difference between the 21 percent effective tax rate and the statutory rate of 35 percent is primarily attributable to the favorable impact of various tax planning strategies, lower foreign tax rates and the benefit of a favorable settlement of a long-standing claim with the United States Internal Revenue Service.

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

Adjusting items are shown in the table below (in millions):

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Charges related to cost reduction actions and related items	$(26)	$(136)	$—
Net gain (loss) related to Hurricane Sandy insurance activity	15	(9)	—
Accelerated depreciation related to a change in the useful life of assets in Cordele, Georgia facility	(20)	—	—

Total adjusting items	$(31)	$(145)	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Twelve Months Ended Dec. 31,
	2013	2012	2011
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$204	$(19)	$276
Less: Net earnings attributable to noncontrolling interests	1	3	5

NET EARNINGS (LOSS)	205	(16)	281
Equity in net earnings of affiliates	—	(4)	2
Income tax expense (benefit)	68	(28)	74

EARNINGS (LOSS) BEFORE TAXES	273	(40)	353
Interest expense, net	112	114	108
Loss on extinguishment of debt	—	74	—

EARNINGS BEFORE INTEREST AND TAXES	385	148	461
Less: adjusting items from above	(31)	(145)	—

ADJUSTED EBIT	$416	$293	$461

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

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for our Composites segment (in millions):

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Net sales	$1,845	$1,859	$1,976
% change from prior year	-1%	-6%	4%
EBIT	$98	$91	$201
EBIT as a % of net sales	5%	5%	10%
Depreciation and amortization expense	$130	$123	$128

NET SALES

2013 Compared to 2012: Net sales in our Composites business were $14 million lower in 2013 than in 2012. For the nine months ended 2013, net sales were down $49 million compared with the same period of 2012 driven about equally by unfavorable mix and the impact of translating sales denominated in foreign currencies into United States dollars. Selling prices were down slightly and volumes were relatively flat. In the fourth quarter of

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2013, net sales were $35 million higher in 2013 than in 2012. For the fourth quarter, the increase was primarily driven by higher sales volumes and higher selling prices which resulted in flat aggregate pricing year over year.

2012 Compared to 2011: Net sales in our Composites business were $117 million lower in 2012 than in 2011. Net sales were unfavorably impacted by approximately $85 million as a result of translating sales denominated in foreign currencies into United States dollars. Favorable mix and slightly higher sales volumes were more than offset by slightly lower selling prices. The 2012 comparison to 2011 was unfavorably impacted by approximately $20 million from the May 2011 divestiture of our glass reinforcements facility in Capivari, Brazil.

EBIT

2013 Compared to 2012: EBIT in our Composites segment was $7 million higher in 2013 than in 2012. For the nine months ended 2013, EBIT was $6 million lower compared to the same period in 2012 primarily driven by unfavorable mix while improved capacity utilization and lower plant start up and maintenance costs were offset by inflation and slightly lower selling prices. In the fourth quarter of 2013, EBIT increased $13 million compared to same period in 2012 driven primarily by improved manufacturing productivity and slightly higher selling prices. The impact of higher sales volumes in the fourth quarter was offset by inflation.

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

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. In 2013, global glass reinforcements market demand grew less than the historical average of five percent driven by weaknesses in developing markets. In 2014, we expect moderate global industrial production growth.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense (in millions) for the Building Materials segment and our businesses within this segment.

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Net sales
Insulation	$1,642	$1,468	$1,368
Roofing	1,967	2,014	2,169

Total Building Materials	$3,609	$3,482	$3,537

% change from prior year	4%	-2%	9%
EBIT
Insulation	$40	$(38)	$(97)
Roofing	386	331	429

Total Building Materials	$426	$293	$332

EBIT as a % of net sales	12%	8%	9%
Depreciation and amortization expense
Insulation	$104	$105	$116
Roofing	38	38	41

Total Building Materials	$142	$143	$157

NET SALES

2013 Compared to 2012: Net sales in our Building Materials segment were $127 million higher in 2013 than in 2012. Higher selling prices and sales volumes within our Insulation business were partially offset by lower sales volumes in our Roofing business.

In our Roofing business, 2013 net sales were $47 million lower in 2013 than in 2012. The decline in net sales was driven primarily by a 5 percent decrease in sales volumes that included lower third-party asphalt sales, partially offset by higher selling prices. In 2013, sales volumes decreased as a result of a decline in the size of the United States shingle market compared to 2012.

In our Insulation business, 2013 net sales were $174 million higher than in 2012. Higher selling prices contributed about $80 million with the remainder being driven primarily by higher United States sales volumes. Our second quarter acquisition of Thermafiber Inc. contributed approximately $25 million in net sales that were offset about equally by unfavorable mix and lower international sales.

2012 Compared to 2011: Net sales in our Building Materials segment were $55 million lower in 2012 than in 2011. Higher sales volumes within our Insulation business were more than offset by lower sales volumes in our Roofing business.

In our Roofing business, 2012 net sales were $155 million lower in 2012 than in 2011. The decline in net sales was driven by an 8 percent decrease in sales volumes, which was partially offset by favorable mix. In 2012, sales volumes decreased as a result of a decline in the size of the United States shingle market compared to 2011, largely resulting from lower year over year storm demand. Selling prices were slightly lower on a year-over-year basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In our Insulation business, 2012 net sales were $100 million higher in 2012 than in 2011. The increase was driven by an increase in sales volumes of about 9 percent partially offset by unfavorable mix.

EBIT

2013 Compared to 2012: EBIT for our Building Materials segment increased $133 million in 2013 compared to the same period in 2012. This increase was primarily related to higher selling prices within both of our Roofing and Insulation businesses.

In our Roofing business, EBIT was $55 million higher in 2013 than in 2012. The increase in EBIT was driven primarily by higher selling prices. For the year, lower production and operating costs were offset by lower sales volumes as a result of a decline in the size of the United States roofing market.

In our Insulation business, we increased EBIT $78 million in 2013 compared to 2012. The increase in EBIT was primarily driven by an increase in selling prices. For the year, higher sales volumes and positive manufacturing productivity were offset by raw material inflation and unfavorable customer mix.

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

OUTLOOK

During the fourth quarter of 2013, the Seasonally Adjusted Annual Rate (“SAAR”) of United States housing starts rose to approximately 1 million starts versus an annual average in 2013 of approximately 930 thousand starts. While the recent information on United States housing starts has been positive, the timing and pace of recovery of the United States housing market remains uncertain.

In our Roofing business, we expect the factors that have driven margins in recent years to continue to deliver profitability. Uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

The Company expects our Insulation business to benefit from an improving U.S. housing market, improved pricing, and continued operating leverage. In 2013, we achieved our first full year of profitability since 2008. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Charges related to cost reduction actions and related items	$(26)	$(136)	$(17)
Net gain (loss) related to Hurricane Sandy insurance activity	15	(9)	—
Accelerated depreciation related to a change in the useful life of assets in Cordele, Georgia facility	(20)	—	—
Gains on sales of assets and related charges	—	—	16
General corporate expense	(108)	(91)	(71)

EBIT	$(139)	$(236)	$(72)

Depreciation and amortization	$60	$83	$33

EBIT

2013 Compared to 2012: In Corporate, Other and Eliminations, EBIT losses in 2013 were $97 million lower than in 2012 primarily due to $114 million of lower non operating related charges. During 2013, we recorded $26 million in charges related to cost reduction actions and related items, primarily to improve our competitive position in Europe. These charges consist primarily of severance and accelerated depreciation charges. We also recorded a net gain of $15 million related to the final insurance settlement for flood related damage to our Kearny, New Jersey roofing manufacturing facility as a result of Hurricane Sandy. Lastly, we recorded accelerated depreciation charges due to a change in the useful life of assets located at our incomplete Cordele, Georgia Insulation facility.

General corporate expense and other increased by $17 million in 2013 compared to 2012. Higher expenses were primarily driven by an increase in overall compensation partially reduced by a decrease in non-service pension costs. Corporate cash incentive compensation was approximately $16 million higher on stronger company performance in 2013 compared to 2012.

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

OUTLOOK

In 2014, we expect general corporate expense to range between $120 and $130 million.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. In recognition for our commitment to safety, we have been nominated by the National Safety Council as the 2014 recipient of its Green Cross for Safety Medal in recognition of our “steadfast commitment to improving safety and health in the workplace and beyond”.

We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the year ended December 31, 2013, our RIR was 0.47 and relatively flat compared to the same period a year ago.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We have an $800 million senior revolving credit facility and a $250 million receivables securitization facility, which serve as our primary sources of liquidity. Our senior revolving credit facility matures in November 2018 and our receivables securitization facility matures in July 2016. In November 2013, we amended the $800 million senior revolving credit facility to extend its maturity to November 2018 and reduce the letters of credit sublimit to $100 million. In July 2013, we amended the receivables securitization facility to extend its maturity to July 2016 and to reduce the size of the facility to $200 million during the months of November, December, and January each year. We have no significant debt maturities before 2016. As of December 31, 2013, the receivables securitization facility was fully utilized and we had $773 million available on the senior revolving credit facility. As of December 31, 2013, we had $2.0 billion of total debt and cash-on-hand of $57 million.

Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of December 31, 2013, and December 31, 2012, we had approximately $49 million and $41 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested.

We expect our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our senior revolving credit facility, will provide ample liquidity to allow us to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations, payments of quarterly dividends as authorized by our Board of Directors, and reducing outstanding amounts under the senior credit facility and the securitization facility.

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

The credit agreements applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of these types. The senior revolving credit facility and the securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of December 31, 2013.

Cash flows

The following table presents a summary of our cash balance, cash flows, and unused committed credit lines (in millions):

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Cash balance	$57	$55	$52
Cash provided by operating activities	$418	$330	$289
Cash used for investing activities	$(307)	$(253)	$(445)
Cash provided by (used for) financing activities	$(107)	$(76)	$174
Unused committed credit lines under the senior revolving credit facility	$773	$723	$739

Operating activities: In 2013, we generated $418 million of cash from operating activities compared to $330 million in 2012. This improvement was primarily from improved earnings in our Building Materials segment, partially offset by an increase in working capital.

Investing activities: The $54 million increase in cash used for investing activities in 2013 compared to 2012 was primarily the result of the acquisitions we made in the second quarter of 2013.

Financing activities: Cash used for financing activities in 2013 was $107 million compared to $76 million in 2012. In 2013, cash used for financing activities was primarily a result of paying down our revolving credit facilities and repurchasing treasury stock. In 2012, approximately $600 million in proceeds generated by the issuance of our 2022 Senior Notes was used primarily to fund the tender of $250 million of our 2016 Senior Notes, $100 million of our 2019 Senior Notes and to pay down our Senior Revolving Credit Facility. We recognized a $74 million loss on extinguishment of debt in connection with these actions and also purchased the noncontrolling interest of one of the Company’s consolidated subsidiaries, Northern Elastomeric Incorporated (“NEI”), for $22 million.

2014 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2014 are expected to be $400 million which is roughly $75 million greater than depreciation and amortization. Capital spending in excess of depreciation and amortization is primarily due to the construction of our non-wovens composites plant in Gastonia, North Carolina. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tax Net Operating Losses

Upon emergence and subsequent to the distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of December 31, 2013 and 2012, our federal tax net operating losses remaining were $2.2 billion and $2.3 billion, respectively. The federal net operating losses decreased from prior year based on our estimate of 2013 taxable income. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50 percent or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

In addition to the United States net operating losses described above, we have net operating losses in various state and foreign jurisdictions which totaled $2.5 billion and $944 million as of December 31, 2013, respectively and $2.6 billion and $807 million as of December 31, 2012, respectively. The state net operating losses decreased from prior year based on our estimate of 2013 taxable income and expiring loss years that were offset by a full valuation allowance. Foreign net operating losses increased from prior year based on estimated 2013 losses in selected foreign jurisdictions. The evaluation of the amount of net operating losses expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. In assessing the realizability of our deferred tax assets, we have not relied on any material future tax planning strategies. We have forecasted future results using estimates management believes to be reasonable, which are based on independent evidence such as expected trends resulting from certain leading economic indicators such as global industrial production and new U.S. residential housing starts. In order to fully utilize our net operating losses, we estimate that the Company will need to generate future federal, state and foreign earnings before taxes of approximately $2.7 billion, $2.8 billion and $944 million, respectively. Management believes the Company will generate sufficient future taxable income within the statutory limitations in order to fully realize the carrying value of its U.S. federal net operating losses. As of December 31, 2013, a valuation allowance was established for certain state and foreign jurisdictions’ net operating loss carryforwards.

The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management’s forecasts. Should we determine that it is likely that our deferred income tax assets are not realizable, we would be required to reduce our deferred tax assets reflected on our Consolidated Financial Statements to the net realizable amount by establishing an accounting valuation allowance and recording a corresponding charge to current earnings. Such adjustments could be material to the financial statements. To date, we have recorded valuation allowances against certain of these deferred tax assets totaling $270 million as of December 31, 2013.

Pension contributions

The Company has several defined benefit pension plans. The Company made cash contributions of $39 million and $50 million to the plans during the twelve months ended December 31, 2013 and 2012, respectively. The decrease in pension contributions in 2013 was driven by lower pension contributions required to maintain our funded status. The Company expects to contribute $55 million in cash to its pension plans during 2014. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

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

Our current practice is to manage our interest rate exposure by balancing the mixture of our fixed- and variable-rate instruments. We utilize, among other strategies, interest rate swaps to achieve this balance in interest rate exposures. In 2013, we entered into interest rate swaps to convert $100 million of our fixed rate debt due in 2022 to a variable rate based on LIBOR.

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

CONTRACTUAL OBLIGATIONS

In the ordinary course of business, the Company enters into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2013 are as follows (in millions):

	Payments due by period
	2014	2015	2016	2017	2018	2019 and Beyond	Total
Long-term debt obligations	$—	$—	$577	$—	$11	$1,391	$1,979
Interest on fixed rate debt	112	112	112	86	86	75	583
Interest on variable rate debt (1)	4	4	3	2	1	—	14
Capital lease obligations	3	3	3	4	4	32	49
Operating lease obligations	66	39	31	22	14	36	208
Purchase obligations (2)	154	43	24	20	21	49	311
Deferred acquisition payments	5	—	6	4	—	—	15
Pension contributions (3)	55	—	—	—	—	—	55

Total (4)	$399	$201	$756	$138	$137	$1,583	$3,214

(1)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2013 for all future periods.
(2)	Purchase obligations are commitments to suppliers to purchase goods or services, and include take-or-pay arrangements, capital expenditures, and contractual commitments to purchase equipment. We did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. We do not believe such purchase orders will adversely affect our liquidity position.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(3)	Pension contributions include estimated contributions for our defined benefit pension plans. We are not presenting estimated payments in the table above beyond 2014 as funding can vary significantly from year to year based upon changes in the fair value of plan assets, funding regulations and actuarial assumptions.
(4)	The Company has not included its accounting for uncertainty in income taxes liability in the contractual obligation table as the timing of payment, if any, cannot be reasonably estimated. The balance of this liability at December 31, 2013 was $28 million.

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

The Company has recorded its goodwill and conducted testing for potential goodwill impairment at a reporting unit level. Our reporting units represent a business for which discrete financial information is available and segment management regularly reviews the operating results. There are three reporting units within the Company, with over 90 percent of the goodwill recorded in two reporting units within the Building Materials operating segment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Goodwill is an intangible asset that is not subject to amortization; however, annual tests are required to be performed to determine whether impairment exists. Prior to performing the two-step impairment process described in ASC 350-20, the guidance permits companies to assess qualitative factors to determine if it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it is more likely than not that a reporting unit’s fair value is greater than its carrying value, then no additional testing is required. If it is more likely than not that a reporting unit’s fair value is less than or close to its carrying value then step one of the impairment test must be performed to determine if impairment is required. In 2013, the Company has elected to skip step zero and proceed in performing a step one analysis.

As part of our quantitative testing process for goodwill we estimated fair values using a discounted cash flow approach from the perspective of a market participant. Significant estimates in the discounted cash flow approach are cash flow forecasts of our reporting units, the discount rate, the terminal business value and the projected income tax rate. The cash flow forecasts of the reporting units are based upon management’s long-term view of our markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The projected income tax rates utilized are the statutory tax rates for the countries where each reporting unit operates. The terminal business value is determined by applying a business growth factor to the latest year for which a forecast exists. As part of our goodwill quantitative testing process, we would evaluate whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing.

Our annual test of goodwill for impairment was conducted as of October 1, 2013. The fair value of each of our reporting units was in excess of its carrying value and thus, no impairment exists.

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

Pensions and Other Postretirement Benefits, Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period

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

Two key assumptions that could have a significant impact on the measurement of pension liabilities and pension expense are the discount rate and the expected return on plan assets. For our largest plan, the United States plan, the discount rate used for the December 31, 2013 measurement date was derived by matching projected benefit payments to bond yields obtained from the Towers Watson’s proprietary United States RATE:Link 40-90 pension discount curve developed as of the measurement date. The Towers Watson United States RATE:Link 40-90 pension discount curve is based on certain corporate bonds rated Aa whose weighted average yields lie within the 40th to 90th percentiles of the bonds considered. Corporate bonds are treated as being Aa or better generally if at least half of the available ratings are Aa or better as determined by Moody’s, Standard & Poor’s, Fitch and Dominion Bond Rating Services. The result supported a discount rate of 4.65 percent at December 31, 2013 compared to 3.80 percent at December 31, 2012. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the December 31, 2013 projected benefit obligation for the United States pension plans by approximately $27 million. A 25 basis point increase (decrease) in the discount rate would decrease (increase) 2014 net periodic pension cost by approximately $0.1 million.

The expected return on plan assets in the United States was derived by taking into consideration the target plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers. We use the target plan asset allocation because we rebalance our portfolio to target on a quarterly basis. An asset return model was used to develop an expected range of returns on plan investments over a 20 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. This process resulted in the selection of an expected return of 7.00 percent at the December 31, 2013 measurement date, which is used to determine net periodic pension cost for the year 2014. This assumption is 0.50 percent lower and 0.25 percent lower than the 7.50 percent return and 7.25 percent return selected at the December 31, 2012 and December 31, 2011 measurement dates, respectively. A 25 basis point increase (decrease) in return on plan assets assumption would result in a respective decrease (increase) of 2014 net periodic pension cost by approximately $2.0 million.

The discount rate for our United States postretirement plan was selected using the same method as described for the pension plan. The result supported a discount rate of 4.35 percent at December 31, 2013 compared to 3.50 percent at December 31, 2012. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the United States postretirement benefit obligation by approximately $5 million and decrease (increase) 2014 net periodic postretirement benefit cost by less than $0.1 million.

The methods corresponding to those described above are used to determine the discount rate and expected return on assets for non-U.S. pension and postretirement plans, to the extent applicable.

ADOPTION OF NEW ACCOUNTING STANDARDS

None.

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

December 31, 2013, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2013, our reserve for such liabilities was $5 million.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” “will” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	levels of residential and commercial construction activity;

•	competitive factors;

•	levels of global industrial production;

•	relationships with key customers;

•	difficulties in managing production capacity;

•	industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;

•	availability and cost of credit;

•	our level of indebtedness;

•	weather conditions;

•	pricing factors;

•	availability and cost of raw materials;

•	issues involving implementation and protection of information technology systems;

•	international economic and political conditions, including new legislation or other governmental actions;

•	our ability to utilize our net operating loss carryforwards;

•	research and development activities;

•	foreign exchange and commodity price fluctuations;

•	interest rate movements;

•	labor disputes;

•	issues related to acquisitions, divestitures and joint ventures;

•	uninsured losses;

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	achievement of expected synergies, cost reductions and/or productivity improvements; and

•	defined benefit plan funding obligations.

All forward-looking statements in this report should be considered in the context of the risk and other factors described above and as detailed from time to time in the Company’s filings with the U.S. Securities and Exchange Commission. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

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

Foreign Exchange Rate Risk

The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company enters into various forward contracts, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. Exposures are primarily related to the US Dollar versus the Japanese Yen, Chinese Yuan, Canadian Dollar, Mexican Peso, and European Euro exchange rates. The net fair value of financial instruments used to limit exposure to foreign currency risk was approximately $(1) million and $(2) million as of December 31, 2013 and 2012 respectively. The potential change in fair value at both December 31, 2013 and 2012 for such financial instruments from an increase (decrease) of 10 percent in quoted foreign currency exchange rates would be an increase (decrease) of approximately $3 million and $18 million, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. The Company has a revolving credit facility, receivables securitization facility, other floating rate debt and cash and cash equivalents which are exposed to floating interest rates and may impact cash flow. As of December 31, 2013, the Company had $12 million and $162 million outstanding on the senior revolving credit facility and accounts receivables securitization facility, respectively, with the balance of other floating rate debt of $1 million. As of December 31, 2012, the balance of the senior term loan facility, and other floating rate debt was $73 million, and $141 million, respectively. Cash and cash equivalents were $57 million and $55 million at December 31, 2013 and 2012, respectively. A one percentage point increase (decrease) in interest rates at both December 31, 2013 and 2012 would increase (decrease) our annual net interest expense for each period by $2 million.

The fair market value of the Company’s senior notes are subject to interest rate risk. It is estimated that at December 31, 2013, a one percentage point increase (decrease) in interest rates would (decrease) increase the fair market value of the notes due in 2016 by 3 percent, the notes due in 2019 by 3 percent and 7 percent, respectively, the notes due in 2022 by 4 percent and 7 percent, respectively and the notes due in 2036 by 11 percent and 13 percent, respectively. At December 31, 2012, it was estimated that a one percentage point increase (decrease) in interest rates would decrease (increase) the fair market value of the notes due in 2016 by 4 percent, the notes due in 2019 by 7 percent, the notes due in 2022 by 6 percent and the notes due in 2036 by 13 percent.

In 2013, the Company entered into fixed to floating interest rate swaps totaling $100 million, designated as a fair value hedge of the senior notes due in 2022. A one percentage point increase (decrease) in absolute interest rates would decrease (increase) the fair value of the swaps by $8 million and increase (decrease) annual interest expense by $1 million.

Commodity Price Risk

The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as natural gas, and raw materials, such as asphalt and polystyrene. The Company enters into cash-settled natural gas, electricity and crude oil swap contracts to protect against changes in natural gas and energy prices that mature within 15 months; however, no financial instruments are currently used to protect against changes in raw material costs. At December 31, 2013 and 2012, the net fair value of such swap contracts was an asset of approximately $1 million and a liability of approximately $1 million, respectively. The potential change in fair value at December 31, 2013 and 2012 resulting from an increase (decrease) of 10 percent change in the underlying commodity prices would be an increase (decrease) of approximately $3 million and $3 million, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages 46 through 90 of this filing are incorporated here by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to directors and corporate governance will be presented in the 2014 Proxy Statement in the sections entitled “Information Concerning Directors,” “Governance Information” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference.

Information with respect to executive officers is included herein under Part I, “Executive Officers of Owens Corning.”

Code of Ethics for Senior Financial Officers

Owens Corning has adopted an Ethics Policy for Chief Executive and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and Controller. This policy is available on our website (http://www.owenscorning.com) under the tab “Corporate Governance”.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive officer and director compensation will be presented in the 2014 Proxy Statement under the section entitled “Executive Compensation,” exclusive of the subsection entitled “Compensation Committee Report,” and the section entitled “2013 Non-Employee Director Compensation,” and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in the 2014 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be presented in the 2014 Proxy Statement under the sections entitled “Certain Transactions with Related Persons,” “Review of Transactions with Related Persons,” “Director Qualifications Standards” and “Director Independence,” and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate accounting fees billed and services provided by the Company’s principal accountants for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Audit Fees (1)	$4,282	$4,653
Audit-Related Fees (2)	443	257
Tax Fees	183	450
All Other Fees	107	16

Total Fees	$5,015	$5,376

(1)	Amounts shown reflect fees for the years ended December 31, 2013 and 2012, respectively.
(2)	The fees relate primarily to due diligence work and review of the Company’s required franchise disclosure documents in 2013 and 2012.

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

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED AS PART OF THIS REPORT

1.	See Index to Consolidated Financial Statements on page 43 hereof.

2.	See Index to Financial Statement Schedules on page 102 hereof.

3.	See Exhibit Index beginning on page 104 hereof.

Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Form 10-K are denoted in the Exhibit Index by an asterisk (“*”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

By	/s/ Michael H. Thaman	Date February 12, 2014
Michael H. Thaman,
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael H. Thaman	Date February 12, 2014
Michael H. Thaman,
Chairman of the Board, President,
Chief Executive Officer and Director

/s/ Michael C. McMurray	Date February 12, 2014
Michael C. McMurray,
Senior Vice President and
Chief Financial Officer

/s/ Kelly J. Schmidt	Date February 12, 2014
Kelly J. Schmidt,
Vice President and Controller

/s/ Norman P. Blake, Jr.	Date February 12, 2014
Norman P. Blake, Jr.,
Director

/s/ J. Brian Ferguson	Date February 12, 2014
J. Brian Ferguson,
Director

/s/ Ralph F. Hake	Date February 12, 2014
Ralph F. Hake,
Director

/s/ F. Philip Handy	Date February 12, 2014
F. Philip Handy,
Director

/s/ Ann Iverson	Date February 12, 2014
Ann Iverson,
Director

/s/ Edward F. Lonergan	Date February 12, 2014
Edward F. Lonergan
Director

/s/ James J. McMonagle	Date February 12, 2014
James J. McMonagle,
Director

/s/ W. Howard Morris	Date February 12, 2014
W. Howard Morris,
Director

/s/ Joseph F. Neely	Date February 12, 2014
Joseph F. Neely,
Director

/s/ Suzanne P. Nimocks	Date February 12, 2014
Suzanne P. Nimocks,
Director

/s/ John D. Williams	Date February 12, 2014
John D. Williams,
Director

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework.

PricewaterhouseCoopers LLP has audited the effectiveness of the internal controls over financial reporting as of December 31, 2013 as stated in their Report of Independent Registered Public Accounting Firm on page 45 hereof.

Based on our assessment, management determined that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

/s/ Michael H. Thaman	Date February 12, 2014
Michael H. Thaman,
President and Chief Executive Officer

/s/ Michael C. McMurray	Date February 12, 2014
Michael C. McMurray,
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Owens Corning:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), comprehensive earnings (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Owens Corning and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio February 12, 2014

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(in millions, except per share amounts)

	Twelve Months Ended Dec. 31,
	2013	2012	2011
NET SALES	$5,295	$5,172	$5,335
COST OF SALES	4,329	4,375	4,307

Gross margin	966	797	1,028
OPERATING EXPENSES
Marketing and administrative expenses	530	509	525
Science and technology expenses	77	79	77
Charges related to cost reduction actions	8	51	—
Other expenses (income), net	(34)	10	(35)

Total operating expenses	581	649	567

EARNINGS BEFORE INTEREST AND TAXES	385	148	461
Interest expense, net	112	114	108
Loss on extinguishment of debt	—	74	—

EARNINGS (LOSS) BEFORE TAXES	273	(40)	353
Less: Income tax expense (benefit)	68	(28)	74
Equity in net earnings of affiliates	—	(4)	2

NET EARNINGS (LOSS)	205	(16)	281
Less: Net earnings attributable to noncontrolling interests	1	3	5

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$204	$(19)	$276

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$1.73	$(0.16)	$2.25
Diluted	$1.71	$(0.16)	$2.23
WEIGHTED AVERAGE COMMON SHARES
Basic	118.2	119.4	122.5
Diluted	119.1	119.4	123.5

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(in millions)

	Twelve Months Ended Dec. 31,
	2013	2012	2011
NET EARNINGS (LOSS)	$205	$(16)	$281
Currency translation adjustment	(28)	5	(39)
Pension and other postretirement adjustment (net of tax of $(45), $27, and $22 for the periods ended December 31, 2013, 2012 and 2011, respectively)	94	(56)	(80)
Deferred income (loss) on hedging (net of tax of $(1), $0, and $1 for the periods ended December 31, 2013, 2012 and 2011, respectively)	1	2	(2)

COMPREHENSIVE EARNINGS (LOSS)	272	(65)	160
Less: Comprehensive earnings attributable to noncontrolling interests	1	3	5

COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$271	$(68)	$155

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions)

	Dec. 31, 2013	Dec. 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$57	$55
Receivables, less allowances of $14 at Dec. 31, 2013 and $17 at Dec. 31, 2012	683	600
Inventories	810	786
Assets held for sale – current	29	—
Other current assets	269	176

Total current assets	1,848	1,617
Property, plant and equipment, net	2,932	2,903
Goodwill	1,166	1,143
Intangible assets	1,040	1,045
Deferred income taxes	436	604
Other non-current assets	225	256

TOTAL ASSETS	$7,647	$7,568

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$988	$907
Short-term debt	1	5
Long-term debt – current portion	3	4

Total current liabilities	992	916
Long-term debt, net of current portion	2,024	2,076
Pension plan liability	336	480
Other employee benefits liability	242	274
Deferred income taxes	23	38
Other liabilities	200	209
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,938	3,925
Accumulated earnings	655	451
Accumulated other comprehensive deficit	(297)	(364)
Cost of common stock in treasury (c)	(504)	(475)

Total Owens Corning stockholders’ equity	3,793	3,538
Noncontrolling interests	37	37

Total equity	3,830	3,575

TOTAL LIABILITIES AND EQUITY	$7,647	$7,568

(a)	10 shares authorized; none issued or outstanding at Dec. 31, 2013 and Dec. 31, 2012
(b)	400 shares authorized; 135.5 issued and 117.8 outstanding at Dec. 31, 2013; 135.6 issued and 118.3 outstanding at Dec. 31, 2012
(c)	17.7 shares at Dec. 31, 2013 and 17.3 shares at Dec. 31, 2012

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings (Deficit)	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2010	124.1	$1	9.3	$(229)	$3,876	$194	$(194)	$38	$3,686

Comprehensive earnings:
Net earnings attributable to Owens Corning	—	—	—	—	—	276	—	5	281
Currency translation adjustment	—	—	—	—	—	—	(39)	—	(39)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(80)	—	(80)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	(2)	—	(2)

Total comprehensive earnings									160
Changes in subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Stock issuance	0.1				10				10
Purchases of treasury stock	(4.2)	—	4.2	(133)	—	—	—	—	(133)
Stock-based compensation	0.9	—	—	—	21	—	—	—	21

Balance at December 31, 2011	120.9	$1	13.5	$(362)	$3,907	$470	$(315)	$40	$3,741

Comprehensive earnings:
Net loss attributable to Owens Corning	—	—	—	—	—	(19)	—	3	(16)
Currency translation adjustment	—	—	—	—	—	—	5	—	5
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(56)	—	(56)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	2	—	2

Total comprehensive earnings									(65)
Changes in subsidiary shares from noncontrolling interests	—	—	—	—	(16)	—	—	(6)	(22)
Stock issuance	0.5	—	—	—	11	—	—	—	11
Purchases of treasury stock	(3.8)	—	3.8	(113)	—	—	—	—	(113)
Stock-based compensation	0.7	—	—	—	23	—	—	—	23

Balance at December 31, 2012	118.3	$1	17.3	$(475)	$3,925	$451	$(364)	$37	$3,575

Comprehensive earnings:
Net earnings attributable to Owens Corning	—	—	—	—	—	204	—	1	205
Currency translation adjustment	—	—	—	—	—	—	(28)	(1)	(29)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	94	—	94
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	1	—	1

Total comprehensive earnings									271
Purchase of subsidiary shares Stock issuance	0.5	—	(0.6)	17	(1)	—	—	—	16
Purchases of treasury stock	(1.6)	—	1.6	(63)	—	—	—	—	(63)
Stock-based compensation	0.6	—	(0.6)	17	14	—	—	—	31

Balance at December 31, 2013	117.8	$1	17.7	$(504)	$3,938	$655	$(297)	$37	$3,830

(a)	Additional Paid in Capital (“APIC”)
(b)	Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)	Noncontrolling Interest (“NCI”)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Twelve Months Ended Dec. 31,
	2013	2012	2011
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings (loss)	$205	$(16)	$281
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	332	349	318
Gain on sale of assets or affiliates	(6)	(17)	(30)
Proceeds from Hurricane Sandy insurance claims	(58)	(20)	—
Deferred income taxes	54	(59)	55
Provision for pension and other employee benefits liabilities	23	36	36
Stock-based compensation expense	28	24	21
Other non-cash	(18)	(14)	(22)
Loss on extinguishment of debt	—	74	—
Change in working capital accounts:
Changes in receivables, net	(77)	24	(48)
Changes in inventories	(27)	(4)	(179)
Changes in accounts payable and accrued liabilities	46	23	(41)
Changes in other current assets	4	(39)	(35)
Other	—	2	41
Pension fund contribution	(39)	(50)	(117)
Payments for other employee benefits liabilities	(22)	(22)	(24)
Other	(27)	39	33

Net cash flow provided by operating activities	418	330	289

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment (including alloy)	(353)	(332)	(442)
Proceeds from the sale of assets (including alloy) or affiliates	16	59	81
Investment in subsidiaries and affiliates, net of cash acquired	(62)	—	(84)
Proceeds from Hurricane Sandy insurance claims	58	20	—
Deposit related to sale of Hangzhou, China plant	34	—	—

Net cash flow used for investing activities	(307)	(253)	(445)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,063	1,877	1,912
Payments on senior revolving credit and receivables securitization facilities	(1,103)	(1,957)	(1,630)
Proceeds from long-term debt	—	599	6
Payments on long-term debt	(2)	(441)	(10)
Purchase of noncontrolling interest	—	(22)	—
Net increase (decrease) in short-term debt	(4)	(23)	26
Purchases of treasury stock	(63)	(113)	(138)
Other	2	4	8

Net cash flow provided by (used for) financing activities	(107)	(76)	174

Effect of exchange rate changes on cash	(2)	2	(18)

Net increase in cash and cash equivalents	2	3	—
Cash and cash equivalents at beginning of period	55	52	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57	$55	$52

DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$29	$30	$24
Cash paid during the year for interest	$126	$122	$111

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Owens Corning, a Delaware corporation, is a leading global producer of glass fiber reinforcements and other materials for composite systems and of residential and commercial building materials. The Company operates within two segments: Composites, which includes the Company’s Reinforcements and Downstream businesses; and Building Materials, which includes the Company’s Insulation and Roofing businesses. Through these lines of business, Owens Corning manufactures and sells products worldwide. The Company maintains leading market positions in all of its major product categories.

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

Reclassifications

Certain reclassifications have been made to the 2012 and 2011 Consolidated Financial Statements and Notes to the Consolidated Financial Statements to conform to the classifications used in 2013.

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

Revenue Recognition

Revenue is recognized when title and risk of loss pass to the customer and collectability is reasonably assured. Provisions for discounts and rebates to customers, returns, warranties and other adjustments are provided in the same period that the related sales are recorded and are based on historical experience, current conditions and contractual obligations, as applicable.

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

Included in marketing and administrative expenses are marketing and advertising costs, which are expensed the first time the advertisement takes place. Marketing and advertising costs include advertising, and marketing communications. Marketing and advertising expenses for the years ended December 31, 2013, 2012, and 2011 were $105 million, $109 million and $105 million, respectively.

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

Inventory Valuation

Inventory costs include material, labor, and manufacturing overhead costs, including depreciation and amortization expense associated with the manufacture and distribution of the Company’s products. Inventories are stated at lower of cost or market value and expense estimates are made for excess and obsolete inventories. Cost is determined by the first-in, first-out (“FIFO”) method.

Investments in Affiliates

The Company accounts for investments in affiliates of 20 percent to 50 percent ownership when the Company does not have a controlling financial interest using the equity method under which the Company’s share of earnings and losses of the affiliate is reflected in earnings and dividends are credited against the investment in affiliate when declared. Investments in affiliates are recorded in other non-current assets on the Consolidated Balance Sheets and as of December 31, 2013 and 2012 the total value of investments was $51 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets

Goodwill assets are not amortized but are tested for impairment on at least an annual basis. In the current year, as part of the annual assessment, the Company used a quantitative approach to determine whether the fair value of a reporting unit was less than its carrying amount.

As part of our testing process for goodwill we estimated fair values using a discounted cash flow approach from the perspective of a market participant. Significant estimates in the discounted cash flow approach are cash flow forecasts of our reporting units, the discount rate, the terminal business value and the projected income tax rate. The cash flow forecasts of the reporting units are based upon management’s long-term view of our markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The projected income tax rates utilized are the statutory tax rates for the countries where each reporting unit operates. The terminal business value is determined by applying a business growth factor to the latest year for which a forecast exists. As part of our goodwill quantitative testing process, we would evaluate whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing.

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

Identifiable intangible assets with a determinable useful life are amortized over that determinable life. Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $22 million, $21 million and $22 million, respectively. See Note 5 to the Consolidated Financial Statements for further discussion.

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

For the years ended December 31, 2013, 2012 and 2011 depreciation expense was $310 million, $328 million and $296 million, respectively. In 2013, depreciation expense included $20 million of accelerated depreciation

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

related to the change in useful life of assets recorded as a result of our assessment of the future utility of an incomplete Insulation facility located in Cordele, Georgia. In 2013 and 2012, depreciation expense also included $9 million and $55 million of accelerated depreciation related to cost reduction actions further explained in Note 15 to the Consolidated Financial Statements.

The range of useful lives for the major components of the Company’s plant and equipment is as follows:

Buildings and leasehold improvements	15 – 40 years
Machinery and equipment
Furnaces	4 – 15 years
Information systems	5 – 10 years
Equipment	5 – 20 years

Expenditures for normal maintenance and repairs are expensed as incurred.

Asset Impairments

The Company evaluates tangible and intangible long-lived assets for impairment when triggering events have occurred. This requires significant assumptions including projected cash flows, projected income tax rate and terminal business value. These inputs are considered Level 3 inputs under the fair value hierarchy as they are the Company’s own data, and are unobservable in the marketplace. Changes in management intentions, market conditions or operating performance could indicate that impairment charges might be necessary that would be material to the Company’s Consolidated Financial Statements in any given period.

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

Taxes Collected from Customers and Remitted to Government Authorities and Taxes Paid to Vendors

Taxes are assessed by various governmental authorities at different rates on many different types of transactions. The Company charges sales tax or Value Added Tax (“VAT”) on sales to customers where applicable, as well as captures and claims back all available VAT that has been paid on purchases. VAT is recorded in separate payable or receivable accounts and does not affect revenue or cost of sales line items in the income statement. VAT receivable is recorded as a percentage of qualifying purchases at the time the vendor invoice is processed. VAT payable is recorded as a percentage of qualifying sales at the time an Owens Corning sale to a customer subject to VAT occurs. Amounts are paid to the taxing authority according to the method and collection prescribed by local regulations. Where applicable, VAT payable is netted against VAT receivable. The Company also pays sales tax to vendors who include a tax, required by government regulations, to the purchase price charged to the Company.

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

Derivative Financial Instruments

The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. To the extent that a derivative is effective as a cash flow hedge, the change in fair value of the derivative is deferred in accumulated other comprehensive income/deficit (“OCI”). Any portion considered to be ineffective is reported in earnings immediately. To the extent that a derivative is effective as a fair value hedge, the change in the fair value of the derivative is offset by the change in the fair value of the item being hedged in the Consolidated Statements of Earnings (Loss). See Note 4 to the Consolidated Financial Statements for further discussion.

Foreign Currency

The functional currency of the Company’s subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into United States dollars at the period-end rate of exchange, and their Statements of Earnings (Loss) and Statements of Cash Flows are converted on an ongoing basis at the monthly average rate. The resulting translation adjustment is included in accumulated OCI in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statements of Earnings (Loss) as incurred. The Company recorded a foreign currency transaction loss of $3 million, a loss of $3 million and a gain of $5 million during the years ended December 31, 2013, 2012, and 2011, respectively.

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

Building Materials – comprised of our Insulation and Roofing businesses. Within the Insulation business, the Company manufactures and sells fiberglass insulation into residential, commercial, industrial and other markets for both thermal and acoustical applications. It also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, bonded and granulated mineral wool insulation and foam insulation used in above- and below-grade construction applications. Within the Roofing business, the Company manufactures and sells residential roofing shingles and oxidized asphalt materials used in residential and commercial construction and specialty applications.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

NET SALES

The following table summarizes our net sales by segment and geographic region (in millions). External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Reportable Segments

Composites	$1,845	$1,859	$1,976
Building Materials	3,609	3,482	3,537

Total reportable segments	5,454	5,341	5,513
Corporate eliminations	(159)	(169)	(178)

NET SALES	$5,295	$5,172	$5,335

External Customer Sales by Geographic Region

United States	$3,644	$3,504	$3,552
Europe	545	558	619
Asia Pacific	627	639	674
Canada and other	479	471	490

NET SALES	$5,295	$5,172	$5,335

Sales by Product Group

Composites	$1,845	$1,859	$1,976
Insulation	1,642	1,468	1,368
Roofing	1,967	2,014	2,169
Corporate Eliminations	(159)	(169)	(178)

NET SALES	$5,295	$5,172	$5,335

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

The following table summarizes EBIT by segment (in millions):

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Reportable Segments

Composites	$98	$91	$201
Building Materials	426	293	332

Total reportable segments	$524	$384	$533

Corporate, Other and Eliminations

Charges related to cost reduction actions and related items (a)	$(26)	$(136)	$(17)
Net gain (loss) related to Hurricane Sandy property damage and insurance recovery	15	(9)	—
Accelerated depreciation related to a change in the useful life of assets at our incomplete Cordele, Georgia facility	(20)	—	—
Gain on sale of assets and related charges (b)	—	—	16
General corporate expense	(108)	(91)	(71)

EBIT	$385	$148	$461

(a)	For 2013, 2012, and 2011, includes $8 million, $51 million, and $0 million of charges related to cost reduction actions and $18 million, $85 million, and $17 million of other related items.
(b)	The gain on sale of assets and related charges for 2011 includes $16 million gain on sale of Capivari, Brazil.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

TOTAL ASSETS AND PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION

The following table summarizes total assets by segment and property, plant and equipment by geographic region (in millions):

	Dec. 31,
TOTAL ASSETS	2013	2012

Reportable Segments

Composites	$2,379	$2,414
Building Materials	4,011	3,896

Total reportable segments	$6,390	$6,310

Reconciliation to consolidated total assets

Cash and cash equivalents	$57	$55
Current and noncurrent Deferred income taxes	573	685
Investments in affiliates	51	51
Assets held for sale – current	29	—
Corporate property, plant and equipment, other assets and eliminations	547	467

CONSOLIDATED TOTAL ASSETS	$7,647	$7,568

PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION

United States	$1,688	$1,708
Europe	520	513
Canada	131	150
Asia Pacific	375	350
Other	218	182

TOTAL PROPERTY, PLANT AND EQUIPMENT	$2,932	$2,903

Property, plant and equipment by geographic region as of December 31, 2012 has been recast to conform with the presentation as of December 31, 2013 due to a misclassification in the 2012 presentation.

PROVISION FOR DEPRECIATION AND AMORTIZATION

The following table summarizes the provision for depreciation and amortization by segment (in millions):

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Reportable Segments

Composites	$130	$123	$128
Building Materials	142	143	157

Total reportable segments	$272	$266	$285

General corporate depreciation and amortization (a)	$60	$83	$33

CONSOLIDATED PROVISION FOR DEPRECIATION AND AMORTIZATION	$332	$349	$318

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.    SEGMENT INFORMATION (continued)

(a)	2013 includes $9 million of accelerated depreciation related to cost reduction actions and $20 million of accelerated depreciation related to the change in useful life of assets recorded as a result of our assessment of the future utility of an incomplete Insulation facility located in Cordele, Georgia. 2012 includes $55 million of accelerated depreciation charges related to cost reduction actions.

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT

The following table summarizes additions to property, plant and equipment by segment (in millions):

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Reportable Segments
Composites	$155	$167	$256
Building Materials	167	127	151

Total reportable segments	$322	$294	$407

General corporate additions	$31	$38	$35

CONSOLIDATED ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	$353	$332	$442

3.    INVENTORIES

Inventories consist of the following (in millions):

	Dec. 31,
	2013	2012
Finished goods	$580	$554
Materials and supplies	230	232

Total inventories	$810	$786

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of December 31, 2013 and 2012, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

The following table presents the fair value and respective location of derivatives and hedging instruments on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	Dec. 31, 2013	Dec. 31, 2012
Derivative assets designated as hedging instruments:

Cash flow hedges:

Natural gas and electricity	Other current assets	$1	$—
Amount of gain recognized in OCI (effective portion)	OCI	$1	$—

Derivative liabilities designated as hedging instruments:

Cash flow hedges:

Natural gas and electricity	Accounts payable and accrued liabilities	$—	$1
Amount of loss recognized in OCI (effective portion)	OCI	$—	$1

Fair value hedges:

Interest rate swaps	Accounts payable and accrued liabilities	$3	$—

Derivative assets not designated as hedging instruments:

Foreign exchange contracts	Other current assets	$—	$1

Derivative liabilities not designated as hedging instruments:

Foreign exchange contracts	Accounts payable and accrued liabilities	$1	$3

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (Loss) (in millions):

		Twelve Months Ended Dec. 31,
	Location	2013	2012	2011
Derivative activity designated as hedging instruments:

Natural gas and electricity:

Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$1	$5	$4

Interest rate swaps:

Amount of (gain) loss recognized in earnings (ineffective portion)	Interest expense, net	$(1)	$—	$2

Derivative activity not designated as hedging instruments:

Natural gas and electricity:

Amount of (gain) loss recognized in earnings	Other expenses (income), net	$—	$—	$(1)

Foreign currency exchange contract:

Amount of (gain) loss recognized in earnings (a)	Other expenses (income), net	$12	$17	$(14)

(a)	(Gains) / losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated balance sheet exposures, which were also recorded in Other (income) expenses, net.

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to natural gas and electricity prices. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI on the Consolidated Balance Sheets and is subsequently recognized in cost of sales on the Consolidated Statements of Earnings (Loss) for commodity hedges, when the hedged item impacts earnings. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in other within operating activities on the Consolidated Statements of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in other expenses (income), net on the Consolidated Statements of Earnings (Loss).

The Company currently has natural gas and electricity commodity derivatives designated as hedging instruments that mature within 15 months. The Company’s policy for natural gas exposures is to hedge up to 75 percent of its total forecasted exposures for the next two months, up to 50 percent of its total forecasted exposures for the following four months, and lesser amounts for the remaining periods. The Company’s policy for electricity exposures is to hedge up to 75 percent of its total forecasted exposures for the current calendar year and up to 65 percent of its total forecasted exposures for the first calendar year forward. Based on market conditions, approved variation from the standard policy may occur. The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

As of December 31, 2013, $1 million of gains included in OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred gains include the recognition of the hedged item through earnings.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

Dec. 31, 2013	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$181	$(68)	$113
Technology	20	195	(74)	121
Franchise and other agreements	14	36	(16)	20
Indefinite-lived intangible assets:
Trademarks		786	—	786

Total intangible assets		$1,198	$(158)	$1,040

Goodwill		$1,166

Dec. 31, 2012	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$169	$(58)	$111
Technology	20	198	(64)	134
Franchise and other agreements	15	37	(14)	23
Indefinite-lived intangible assets:
Trademarks		777	—	777

Total intangible assets		$1,181	$(136)	$1,045

Goodwill		$1,143

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Building Materials	Total
Balance as of December 31, 2012	$56	$1,087	$1,143
Acquisitions (see Note 9)	2	22	24
Foreign currency adjustments	(1)	—	(1)

Balance as of December 31, 2013	$57	$1,109	$1,166

Other Intangible Assets

The Company amortizes the cost of other intangible assets over their estimated useful lives, which range up to twenty five years. The Company expects the ongoing amortization expense for amortizable intangible assets to be $23 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets. These costs are reported in Other expenses (income), net on the Consolidated Statements of Earnings (Loss) as incurred.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Goodwill and Indefinite-Lived Intangible Assets

The Company tests goodwill and indefinite-lived intangible assets for impairment as of October 1 each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual test performed in 2013 resulted in no impairment of goodwill.

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	Dec. 31, 2013	Dec. 31, 2012
Land	$210	$222
Buildings and leasehold improvements	811	789
Machinery and equipment	3,353	3,223
Construction in progress	173	147

	4,547	4,381
Accumulated depreciation	(1,615)	(1,478)

Property, plant and equipment, net	$2,932	$2,903

Machinery and equipment includes certain precious metals used in the Company’s production tooling, which comprise approximately 17 percent and 18 percent of total machinery and equipment as of December 31, 2013 and December 31, 2012, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3 percent of the outstanding carrying value.

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

The following table discloses the changes in noncontrolling interests on Owens Corning stockholders’ equity and effects on net earnings attributable to Owens Corning (in millions):

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Net earnings (loss) attributable to Owens Corning	$204	$(19)	$276
Increase (decrease) in Owens Corning additional paid in capital for
NEI purchase agreement	—	(16)	—

Change from net earnings (loss) attributable to Owens Corning and change in noncontrolling interests	$204	$(35)	$276

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    INVESTMENTS IN AFFILIATES

At December 31, 2013 and 2012, the Company’s ownership percentage in affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, included:

	Dec. 31,
	2013	2012
Arabian Fiberglass Insulation Company, Ltd. (Saudi Arabia)	49%	49%
Fiberteq LLC (United States)	50%	50%
Neptco LLC (United States)	50%	50%

The following tables provide summarized financial information on a combined 100 percent basis for the Company’s affiliates accounted for under the equity method (in millions):

	Dec. 31,
	2013	2012
Current assets	$50	$53
Non-current assets	$90	$85
Current liabilities	$25	$22
Non-current liabilities	$23	$24

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Net sales	$138	$140	$143
Gross margin	$7	$11	$14
Net earnings	$1	$5	$5

Dividends received from entities are accounted for under the equity method. There were no dividends received for the years ended 2013, 2012 and 2011. There were no undistributed earnings of affiliates for the year ended December 31, 2013.

9.    ACQUISITIONS

During the third quarter of 2013, the Company made cash payments of $10 million related to our July 31, 2011 acquisitions of FiberTEK Insulation West, LLC and FiberTEK Insulation, LLC. Deferred payments totaling $15 million remain outstanding and are due in annual installments through 2018. As of December 31, 2013, the deferred payments are recorded at their net present value of $5 million in accounts payable and accrued liabilities and $8 million in other liabilities on the Consolidated Balance Sheets.

During the second quarter of 2013 the Company completed the acquisitions of Thermafiber Inc., a leading manufacturer of commercial and industrial mineral wool insulation products located in Indiana and Tanaka Kikinzoku (Suzhou) Co., Ltd, a producer of glass fiber bushings in China. The Company provided total consideration that had a fair value of $52 million at the acquisition dates. The acquisitions resulted in the recognition of $19 million in intangible assets; and $24 million in goodwill. The pro-forma effect of these acquisitions on revenues and earnings was not material.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.    DIVESTITURES

On September 13, 2013, the Company signed an agreement to sell its Composites glass reinforcements facility in Hangzhou, Peoples Republic of China for total compensation of approximately $70 million to the Hangzhou Municipal Land Reservation Center and the Development and Construction Management Office of Taoyuan New Zone of Gongshu District in Hangzhou (“Hangzhou Government”), both of which are unrelated third party government entities. As of December 31, 2013 the Company received $34 million in cash, which is recorded as a deposit on the sale. The balance of the compensation, approximately $35 million, is payable upon returning the land to the Hangzhou Government, which is expected during the first half of 2014. The sale, which is expected to close in the first half of 2014, will result in a pre-tax gain of approximately $30 million to $40 million.

11.    ASSETS HELD FOR SALE

During 2013, the Company closed its Hangzhou, Peoples Republic of China and Vado, Italy facilities. The assets held for sale consisted of $21 million and $8 million of Property, Plant and Equipment at the Hangzhou and Vado facilities, respectively. There were no other assets or liabilities held for sale related to these facilities as of December 31, 2013.

12.    OPERATING LEASES

The Company leases certain equipment and facilities under operating leases expiring on various dates through 2023. Some of these leases include cost-escalation clauses. Such cost-escalation clauses are recognized on a straight-line basis over the lease term. Total rental expense was $83 million, $79 million and $74 million in the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, the minimum future rental commitments under non-cancelable operating leases with initial maturities greater than one year payable over the remaining lives of the leases are (in millions):

Period	Minimum Future Rental Commitments
2014	$66
2015	$39
2016	$31
2017	$22
2018	$14
2019 and beyond	$36

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in millions):

	Dec. 31,
	2013	2012
Accounts payable	$547	$498
Payroll, vacation pay, and incentive compensation	161	115
Payroll, property, and other taxes	95	98
Other employee benefits liabilities	39	40
Warranties (current portion)	19	20
Legal and audit fees	7	11
Accrued interest	8	11
Charges related to cost reduction actions	26	45
Deferred acquisition payments	5	10
Other	81	59

Total	$988	$907

14.    WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

	Dec. 31,
	2013	2012
Beginning balance	$41	$38
Amounts accrued for current year	21	24
Settlements of warranty claims	(21)	(21)

Ending balance	$41	$41

15.    COST REDUCTION ACTIONS

2013 Cost Reduction Actions

As a result of the Company’s decision to divest its Composites glass reinforcements facility in Hangzhou, Peoples Republic of China discussed in Note 10 to the Consolidated Financial Statements, we have recorded $6 million in charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss) for the twelve months ended December 31, 2013.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.    COST REDUCTION ACTIONS (continued)

The following table summarizes the status of the unpaid liabilities from the Company’s 2013 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2012	Costs Incurred	Payments	Ending Balance Dec. 31, 2013	Cumulative Charges Incurred
Severance	$—	$6	$—	$6	$6

Total	$—	$6	$—	$6	$6

2012 Cost Reduction Actions

Composites

As a result of evaluating market conditions in our Composites segment, we took actions to improve the competitive position of our global manufacturing network by closing certain facilities, with most significant actions taking place in France, Spain and Italy. These actions were primarily due to market conditions that led to lower capacity requirements within the European region. In conjunction with these actions, the Company recorded $20 million and $131 million in charges related to cost reduction actions and related items for the twelve months ended December 31, 2013 and 2012, respectively; of which, $2 million and $49 million, respectively, is related to severance and is included in charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss). The $18 million and $82 million of other charges consist of $9 million and $55 million in accelerated depreciation due to the shortened expected useful life of the closed facilities and $9 million and $27 million in related other charges that primarily consisted of facility closure and related other exit costs, respectively.

Building Materials

In the first quarter of 2012, the Company’s actions resulted in $5 million in charges, comprised of $2 million in severance costs and $3 million of other charges.

The following table summarizes the status of the unpaid liabilities from the Company’s 2012 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2012	Costs Incurred	Payments	Ending Balance Dec. 31, 2013	Cumulative Charges Incurred
Severance	$45	$2	$21	$26	$53

Total	$45	$2	$21	$26	$53

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	Dec. 31, 2013	Dec. 31, 2012
6.50% senior notes, net of discount, due 2016	$400	$400
9.00% senior notes, net of discount, due 2019	248	247
4.20% senior notes, net of discount, due 2022	599	599
7.00% senior notes, net of discount, due 2036	540	540
Accounts receivable securitization facility, maturing in 2016	162	141
Senior revolving credit facility, maturing in 2018	12	73
Various capital leases, due through and beyond 2050	49	52
Various floating rate debt, maturing through 2017	1	2
Fair value adjustment to debt	16	26

Total long-term debt	2,027	2,080
Less – current portion	3	4

Long-term debt, net of current portion	$2,024	$2,076

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

Collectively, the notes above are referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company.

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of December 31, 2013.

In the fourth quarter of 2011, the Company terminated all interest rate swaps designated to hedge a portion of the 6.5 percent senior notes due 2016. The swaps were carried at fair value and recorded as other assets or liabilities,

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    DEBT (continued)

with a fair value adjustment to long-term debt on the Consolidated Balance Sheets. The fair value adjustment to debt will be amortized through 2016 as a reduction to interest expense in conjunction with the maturity date of the notes.

On June 28, 2013, the Company entered into interest rate swap agreements effective July 1, 2013 to manage its interest rate exposure by swapping $100 million of fixed rate to variable rate exposure designated against our 4.2 percent senior notes due 2022. The swaps are carried at fair value and recorded as other assets or liabilities, with a fair value adjustment to long-term debt on the Consolidated Balance Sheets.

Senior Credit Facilities

In November 2013, the Company amended the credit agreement (the “Credit Agreement”) for the $800 million multi-currency senior revolving credit facility (the “Senior Revolving Credit Facility”) to extend the maturity to November 2018 and reduce the letters of credit sublimit to $100 million. The Senior Revolving Credit Facility includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate or LIBOR plus a spread.

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of December 31, 2013.

The Company had $15 million of letters of credit outstanding under the Senior Revolving Credit Facility at December 31, 2013.

Receivables Securitization Facility

Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivables Purchase Agreement (the “RPA”) that are accounted for as secured borrowings in accordance with ASC 860, Accounting for Transfers and Servicing. Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility was amended in the third quarter of 2013 to extend maturity to July 2016 and to reduce the size of the facility to $200 million during the months of November, December, and January each year. At December 31, 2013, the Company utilized the full amount permitted under the terms of the receivables securitization facility. The Company had $38 million of letters of credit outstanding under the receivables securitization facility at December 31, 2013.

The RPA contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of December 31, 2013.

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

Debt Maturities

The aggregate maturities for all long-term debt issues for each of the five years following December 31, 2013 and thereafter are presented in the table below (in millions). The maturities are stated at total cash the Company is contractually obligated to pay third parties and are not stated net of discount. The effects of the interest rate swap are not included in the table below.

Period	Maturities
2014	$3
2015	3
2016	580
2017	3
2018	15
2019 and beyond	1,423

Total	$2,027

Short-Term Debt

At December 31, 2013 and December 31, 2012, short-term borrowings were $1 million and $5 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 2.2 percent for December 31, 2013 and 4.5 percent for December 31, 2012.

17.    PENSION PLANS

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    PENSION PLANS (continued)

The following tables provide a reconciliation of the change in the projected benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2013 and 2012 (in millions):

	Dec. 31, 2013			Dec. 31, 2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation

Benefit obligation at beginning of period	$1,187	$554	$1,741	$1,105	$503	$1,608
Service cost	9	6	15	9	5	14
Interest cost	44	21	65	49	23	72
Actuarial (gain) loss	(91)	3	(88)	111	34	145
Currency (gain) loss	—	(8)	(8)	—	16	16
Benefits paid	(79)	(21)	(100)	(87)	(23)	(110)
Settlements / Curtailments	—	(7)	(7)	—	(6)	(6)
Other	—	(2)	(2)	—	2	2

Benefit obligation at end of period	$1,070	$546	$1,616	$1,187	$554	$1,741

Change in Plan Assets

Fair value of assets at beginning of period	$856	$404	$1,260	$812	$360	$1,172
Actual return on plan assets	60	35	95	99	40	139
Currency gain (loss)	—	(9)	(9)	—	12	12
Company contributions	20	20	40	32	18	50
Benefits paid	(79)	(21)	(100)	(87)	(23)	(110)
Settlements/curtailments	—	(7)	(7)	—	(3)	(3)
Other	1	—	1	—	—	—

Fair value of assets at end of period	$858	$422	$1,280	$856	$404	$1,260

Funded status	$(212)	$(124)	$(336)	$(331)	$(150)	$(481)

	Dec. 31, 2013			Dec. 31, 2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Amounts Recognized in the Consolidated Balance Sheets

Prepaid pension cost	$—	$2	$2	$—	$1	$1
Accrued pension cost – current	—	(2)	(2)	—	(2)	(2)
Accrued pension cost – non-current	(212)	(124)	(336)	(331)	(149)	(480)

Net amount recognized	$(212)	$(124)	$(336)	$(331)	$(150)	$(481)

Amounts Recorded in Accumulated OCI

Net actuarial loss	$(289)	$(78)	$(367)	$(396)	$(95)	$(491)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    PENSION PLANS (continued)

The following table presents information about the projected benefit obligation, accumulated benefit obligation (“ABO”) and plan assets of the Company’s pension plans (in millions):

	Dec. 31, 2013			Dec. 31, 2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Plans with ABO in excess of fair value of plan assets:
Projected benefit obligation	$1,070	$406	$1,476	$1,187	$511	$1,698
Accumulated benefit obligation	$1,070	$392	$1,462	$1,187	$487	$1,674
Fair value of plan assets	$858	$293	$1,151	$856	$365	$1,221

Plans with fair value of assets in excess of ABO:

Projected benefit obligation	$—	$132	$132	$—	$43	$43
Accumulated benefit obligation	$—	$121	$121	$—	$33	$33
Fair value of plan assets	$—	$129	$129	$—	$39	$39

Total projected benefit obligation	$1,070	$538	$1,608	$1,187	$554	$1,741
Total accumulated benefit obligation	$1,070	$513	$1,583	$1,187	$520	$1,707
Total plan assets	$858	$422	$1,280	$856	$404	$1,260

Weighted-Average Assumptions Used to Determine Benefit Obligation

The following table presents weighted average assumptions used to determine benefit obligations at the measurement dates noted:

	Dec. 31,
	2013	2012
United States Plans
Discount rate	4.65%	3.80%
Expected return on plan assets	7.00%	7.50%

Non-United States Plans
Discount rate	4.45%	4.10%
Expected return on plan assets	6.38%	6.13%
Rate of compensation increase	3.94%	3.50%

Components of Net Periodic Pension Cost

The following table presents the components of net periodic pension cost for the periods noted (in millions):

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Service cost	$15	$15	$14
Interest cost	65	72	78
Expected return on plan assets	(84)	(86)	(91)
Amortization of actuarial loss	20	29	15

Net periodic benefit cost	$16	$30	$16

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    PENSION PLANS (continued)

Weighted-Average Assumptions Used to Determine Net Periodic Pension Cost

The following table presents weighted-average assumptions used to determine net periodic pension costs for the periods noted:

	Twelve Months Ended Dec. 31,
	2013	2012	2011
United States Plans
Discount rate	3.80%	4.60%	5.30%
Expected return on plan assets	7.50%	7.25%	7.75%
Rate of compensation increase	N/A (a)	N/A (a)	N/A (a)

Non-United States Plans
Discount rate	4.10%	4.65%	5.21%
Expected return on plan assets	6.13%	7.23%	7.25%
Rate of compensation increase	3.50%	3.75%	3.86%

(a)	Not applicable due to changes in plan made on August 1, 2009 that were effective beginning January 1, 2010.

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

Accumulated Other Comprehensive Earnings (Deficit)

For the year ended December 31, 2013, the Company recorded other comprehensive income of $81 million, net of tax, to OCI. Of the $(367) million balance in OCI, $11 million is expected to be recognized as net periodic pension cost during 2014. For the year ended December 31, 2012, the Company recorded a charge of $44 million, net of tax, to OCI.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    PENSION PLANS (continued)

Plan Assets

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall under United States pension plan assets at December 31, 2013 and 2012 (in millions):

	2013
Asset Category	Level 1	Level 2	Level 3	Total
Equity
Domestic actively managed	$100	$38	$—	$138
Domestic passive index	—	58	—	58
International actively managed	121	—	—	121
International passive index	—	25	—	25
Fixed income and cash equivalents
Short-term debt	—	27	—	27
Corporate bonds	240	27	—	267
Government debt	91	—	—	91
Real estate investment trusts	26	—	—	26
Absolute return strategies	—	80	—	80
Real assets	—	25	—	25

Total United States plan assets	$578	$280	$—	$858

	2012
Asset Category	Level 1	Level 2	Level 3	Total
Equity
Domestic actively managed	$129	$—	$—	$129
Domestic passive index	—	55	—	55
International actively managed	122	—	—	122
International passive index	—	27	—	27
Fixed income and cash equivalents
Cash and cash equivalents	1	—	—	1
Short-term debt	—	24	—	24
Corporate bonds	246	28	—	274
Government debt	94	—	—	94
Real estate investment trusts	27	—	—	27
Absolute return strategies	—	76	—	76
Real assets	—	27	—	27

Total United States plan assets	$619	$237	$—	$856

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    PENSION PLANS (continued)

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall under non-United States pension plan assets at December 31, 2013 and 2012 (in millions):

	2013
Asset Category	Level 1	Level 2	Level 3	Total
Equity
Domestic actively managed	$30	$4	$—	$34
Domestic passive index	—	4	—	4
International actively managed	—	61	—	61
International passive index	2	26	—	28
Fixed income and cash equivalents
Cash and cash equivalents	3	22	—	25
Corporate bonds	—	162	—	162
Government Debt	—	7	—	7
Absolute return strategies	—	101	—	101

Total non-United States plan assets	$35	$387	$—	$422

	2012
Asset Category	Level 1	Level 2	Level 3	Total
Equity
Domestic actively managed	$25	$4	$—	$29
Domestic passive index	—	4	—	4
International actively managed	—	50	—	50
International passive index	8	23	—	31
Fixed income and cash equivalents
Cash and cash equivalents	3	26	—	29
Corporate bonds	—	166	—	166
Government Debt	—	7	—	7
Absolute return strategies	—	88	—	88

Total non-United States plan assets	$36	$368	$—	$404

Investment Strategy

The current investment policy for the United States pension plan is to have 38 percent of assets invested in equities, 3 percent in real estate, 6 percent in real assets, and 47 percent in intermediate and long-term fixed income securities, and 6 percent in absolute return strategies. Assets are rebalanced periodically to conform to policy tolerances. The Company actively evaluates the reasonableness of its asset mix given changes in the projected benefit obligation and market dynamics.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    PENSION PLANS (continued)

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s pension plans (in millions):

Year	Estimated Benefit Payments
2014	$98
2015	$100
2016	$102
2017	$102
2018	$101
2019-2023	$503

Contributions

Owens Corning expects to contribute $35 million in cash to the United States pension plan during 2014 and another $20 million to non-United States plans. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements.

Defined Contribution Plans

The Company sponsors two defined contribution plans which are available to substantially all United States employees. The Company matches a percentage of employee contributions up to a maximum level and contributes 2 percent of an employee’s wages regardless of employee contributions. The Company recognized expense of $29 million, $30 million and $30 million during the years ended December 31, 2013, 2012 and 2011, respectively, related to these plans.

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

In the fourth quarter of 2011, the Company ratified certain plan amendments which reduced the projected benefit obligation at year end by approximately $30 million. The Company implemented an Employee Group Waiver Plan (EGWP) effective January 1, 2013 to manage its prescription drug benefits for certain retiree groups. The Company also negotiated with certain unionized employees to increase the eligibility age for retiree medical benefits and to eliminate the post-65 retiree reimbursement account benefit for employees retiring on or after January 1, 2014.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

The following table provides a reconciliation of the change in the projected benefit obligation and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2013 and 2012 (in millions):

	Dec. 31, 2013			Dec. 31, 2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation
Benefit obligation at beginning of period	$252	$21	$273	$244	$20	$264
Service cost	2	1	3	3	—	3
Interest cost	8	1	9	10	1	11
Actuarial loss (gain)	(18)	(2)	(20)	17	—	17
Currency loss (gain)	—	—	—	—	1	1
Plan amendments	—	—	—	(3)	—	(3)
Benefits paid	(18)	(2)	(20)	(19)	(1)	(20)
Other	2	(3)	(1)	—	—	—

Benefit obligation at end of period	$228	$16	$244	$252	$21	$273

Funded status	$(228)	$(16)	$(244)	$(252)	$(21)	$(273)

Amounts Recognized in the Consolidated Balance Sheets

Accrued benefit obligation – current	$(20)	$—	$(20)	$(20)	$(1)	$(21)
Accrued benefit obligation – non-current	(208)	(16)	(224)	(232)	(20)	(252)

Net amount recognized	$(228)	$(16)	$(244)	$(252)	$(21)	$(273)

Amounts Recorded in Accumulated OCI

Net actuarial gain	$21	$6	$24	$4	$5	$9
Net prior service credit	24	—	27	28	—	28

Net amount recognized	$45	$6	$51	$32	$5	$37

Weighted-Average Assumptions Used to Determine Benefit Obligations

The following table presents the discount rates used to determine the benefit obligations:

	Dec. 31,
	2013	2012
United States plans	4.35%	3.50%
Non-United States plans	4.45%	3.80%

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

Components of Net Periodic Postretirement Benefit Cost

The following table presents the components of net periodic postretirement benefit cost (in millions):

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Service cost	$3	$3	$3
Interest cost	9	11	14
Amortization of prior service cost	(4)	(4)	—
Amortization of actuarial gain	(1)	(3)	(1)
Curtailment gain	—	(1)	(2)

Net periodic postretirement benefit cost	$7	$6	$14

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

The following table presents the discount rates used to determine net periodic postretirement benefit cost:

	Twelve Months Ended Dec. 31,
	2013	2012	2011
United States plans	3.50%	4.35%	5.05%
Non-United States plans	3.80%	4.10%	4.80%

The following table presents health care cost trend rates used to determine net periodic postretirement benefit cost, as well as information regarding the ultimate rate and the year in which their ultimate rate is reached:

	Twelve Months Ended Dec. 31,
	2013	2012	2011
United States plans
Initial rate at end of year	7.00%	7.00%	7.00%
Ultimate rate	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2023	2022	2021
Non-United States plans
Initial rate at end of year	6.23%	6.50%	6.80%
Ultimate rate	4.79%	4.80%	4.80%
Year in which ultimate rate is reached	2019	2019	2019

The health care cost trend rate assumption can have a significant effect on the amounts reported. To illustrate, a one-percentage point change in the December 31, 2013 assumed health care cost trend rate would have the following effects (in millions):

	1-Percentage Point
	Increase	Decrease
Increase (decrease) in total service cost and interest cost components of net periodic postretirement benefit cost	$1	$—
Increase (decrease) of accumulated postretirement benefit obligation	$9	$(8)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

Accumulated Other Comprehensive Earnings (Deficit)

For the year ended December 31, 2013, the Company recorded other comprehensive income of $7 million, net of tax, to OCI. Approximately $6 million of the $51 million balance in accumulated OCI is expected to be recognized as net periodic postretirement benefit during 2014. For the year ended December 31, 2012, the Company recorded other comprehensive income of $14 million, net of tax, to OCI.

Estimated Future Benefit Payments

The following table shows estimated future benefit payments from the Company’s postretirement benefit plans (in millions):

Year	Estimated Benefit Payments
2014	$21
2015	$21
2016	$21
2017	$21
2018	$20
2019-2023	$92

Postemployment Benefits

The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits liability at December 31, 2013 and 2012 was $18 million and $22 million, respectively. The net periodic postemployment benefit expense was $1 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

19.    CONTINGENT LIABILITIES AND OTHER MATTERS

The Company is involved in various legal proceedings relating to employment, product liability and other matters (collectively, “Proceedings”). The Company regularly reviews the status of such Proceedings along with legal counsel. Liabilities for such Proceedings are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the amount of any reasonably possible losses in excess of any amounts accrued, if any, with respect to such Proceedings or any other know claim, including the matters described below under the caption Environmental Matters (the “Environmental Matters”) will not be material to the Company’s financial statements. Management believes that the ultimate disposition of the Proceedings and the Environmental Matters will not have a material adverse effect on the Company’s operations or financial condition taken as a whole.

Litigation

The Company has nothing to report under this item.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Environmental Matters

We have been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At December 31, 2013, we had environmental remediation liabilities as a PRP at 20 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2013, our reserve for such liabilities was $5 million.

Kearny, New Jersey Manufacturing Facility

During the week of October 29, 2012, the Company experienced a flood at its Kearny, New Jersey manufacturing facility as a result of Hurricane Sandy. This facility is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. In December of 2013, the Company settled its insurance claims for a net $78 million. Our Roofing facility returned to full operating capacity in the third quarter of 2013 and the Company anticipates an additional $6 million in charges to be taken in 2014 related to final repairs at our Asphalt facility. The proceeds received on settlement will substantially cover all costs/losses incurred.

For the year ended December 31, 2013, the Company incurred losses related to clean up activities and business interruption in the amount of $27 million reported in Costs of Sales, and $16 million reported in Other expenses (income), net, on the Consolidated Statements of Earnings. These expenses were more than offset by the $58 million of insurance proceeds recorded in Other expenses (income), net on the Consolidated Statements of Earnings.

For the year ended December 31, 2012, the Company incurred losses related to clean up activities and business interruption in the amount of $6 million reported in Costs of Sales, and $23 million reported in Other expenses (income), net, on the Consolidated Statements of Earnings, partially offset by $20 million of insurance proceeds recorded in Other expenses (income), net on the Consolidated Statements of Earnings.

20.    STOCK COMPENSATION

2013 Stock Plan

On April 18, 2013, the Company’s stockholders approved the Owens Corning 2013 Stock Plan (the “2013 Stock Plan”) which replaced the 2010 Stock Plan. The 2013 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2013 Stock Plan, 1.5 million shares of common stock may be granted in addition to the shares of Company common stock that rolled over from the 2010 Stock Plan as of April 18, 2013. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. There will be no future grants made under the 2010 Stock Plan. At December 31, 2013 the number of shares remaining available under the 2013 Stock Plan for all stock awards was 3.4 million.

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

During 2013, 329,800 stock options were granted with a weighted-average grant date fair value of $18.94. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 45.3 percent, expected dividends of 0 percent, expected term of 6.25 years and a risk-free interest rate of 1.2 percent.

During 2012, 409,700 stock options were granted with a weighted-average grant date fair value of $15.27. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 45.8 percent, expected dividends of 0 percent, expected term of 6.26 years and a risk-free interest rate of 1.1 percent.

During 2011, 412,200 stock options were granted with a weighted-average grant date fair value of $15.85. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 44.3 percent, expected dividends of 0 percent, expected term of 6.26 years and a risk-free interest rate of 2.6 percent.

During the years ended December 31, 2013, 2012 and 2011, the Company recognized expense of $5 million, $5 million and $4 million respectively, related to the Company’s stock options. As of December 31, 2013 there was $8 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.52 years. The total aggregate intrinsic value of options outstanding as of December 31, 2013, 2012, and 2011 was $31 million, $28 million and $12 million, respectively. The total aggregate intrinsic value of options exercisable as of December 31, 2013, 2012, and 2011 was $27 million, $28 million and $12 million, respectively. Cash received from option exercises was $15 million, $12 million and $10 million for the years ended December 31, 2013, 2012 and 2011, respectively. Tax benefits realized from tax deductions associated with option exercises totaled $3 million, $2 million and $1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes the Company’s stock option activity:

	Twelve Months Ended Dec. 31, 2013		Twelve Months Ended Dec. 31, 2012		Twelve Months Ended Dec. 31, 2011
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Beginning Balance	3,025,220	$27.78	3,293,545	$26.26	3,397,858	$25.06
Granted	329,800	42.16	409,700	33.73	412,200	33.98
Exercised	(549,800)	26.88	(520,120)	22.65	(374,738)	25.78
Forfeited	(56,500)	34.58	(157,905)	28.48	(141,775)	21.19

Ending Balance	2,748,720	$29.55	3,025,220	$27.78	3,293,545	$26.26

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.    STOCK COMPENSATION (continued)

The following table summarizes information about the Company’s options outstanding and exercisable:

Options Outstanding				Options Exercisable
		Weighted-Average		Number Exercisable at Dec. 31, 2013	Weighted-Average
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$13.89 - $42.16	2,748,720	5.35	$29.55	1,939,145	4.20	$26.75

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

During the years ended December 31, 2013, 2012 and 2011, the Company recognized expense of $16 million, $15 million and $13 million respectively, related to the Company’s restricted stock. As of December 31, 2013, there was $25 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.59 years. The total grant date fair value of shares vested during the years ended December 31, 2013, 2012 and 2011, was $16 million, $12 million and $9 million, respectively.

A summary of the status of the Company’s plans that had restricted stock issued as of December 31, 2013, 2012 and 2011 and changes during the twelve months ended December 31, 2013, 2012 and 2011 are presented below:

	Twelve Months Ended Dec. 31, 2013		Twelve Months Ended Dec. 31, 2012		Twelve Months Ended Dec. 31, 2011
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Beginning Balance	1,875,065	$27.14	1,941,742	$23.83	1,987,705	$19.74
Granted	512,398	41.01	638,618	33.43	565,982	33.47
Vested	(573,920)	26.00	(544,528)	22.38	(476,650)	18.82
Forfeited	(77,719)	34.62	(160,767)	28.36	(135,295)	21.67

Ending Balance	1,735,824	$32.49	1,875,065	$27.14	1,941,742	$23.83

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

During 2013, 2012, and 2011, the Company granted PSUs. The 2013, 2012, and 2011 grants vest after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the respective three-year period. The amount of PSUs earned will vary from 0 percent to 200 percent of PSUs awarded depending on the relative stockholder return performance.

For all PSUs, respectively, during the period ended December 31, 2013, 2012 and 2011, the Company recognized expense of $7 million, $13 million and $7 million. As of December 31, 2013, there was $11 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total grant date fair value of shares vested during the years ended December 31, 2013, 2012 and 2011, was $9 million, $11 million and $19 million, respectively.

2013 Grant

For the 2013 grant, the fair value of the portion of PSUs settled in stock was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 36.7 percent, a risk free interest rate of 0.4 percent and an expected term of 2.9 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.

2012 Grant

For the 2012 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended December 31, 2012, the Company estimated the fair value of the cash PSUs granted using a Monte Carlo simulation that used various assumptions that include expected volatility of 25.73 percent, a risk free rate of 0.2 percent and an expected term of 1.00 year. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning December 31, 2013 to the end of the three-year performance period.

For the 2012 grant, the fair value of the portion of PSUs settled in stock was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 48.2 percent, a risk free interest rate of 0.3 percent and an expected term of 2.91 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.

2011 Grant

For the 2011 grant, the portion of the PSUs settled in cash is revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.    STOCK COMPENSATION (continued)

expense recognized will be reversed or additional expense will be recognized. For the period ended December 31, 2012, the Company estimated the fair value of the PSUs settled in cash using a Monte Carlo simulation that used various assumptions that include expected volatility of 24.84 percent, a risk-free interest rate of 0 percent and an expected term of 0 years, which is the remaining life of the grant. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of revaluation. The expected term represents the period beginning December 31, 2013 to the end of the three-year performance period.

For the 2011 grant, the fair value of the portion of PSUs settled in stock was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 57.2 percent, a risk-free interest rate of 1.1 percent and an expected term of 2.9 years, which was the remaining life of the grant. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.

	Twelve Months Ended Dec. 31, 2013		Twelve Months Ended Dec. 31, 2012		Twelve Months Ended Dec. 31, 2011
	Number of PSUs	Weighted- Average Grant Date Fair Value	Number of PSUs	Weighted- Average Grant Date Fair Value	Number of PSUs	Weighted- Average Grant Date Fair Value
Beginning Balance	412,910	$49.14	508,616	$42.24	754,603	$19.66
Granted	207,050	56.71	256,400	47.97	354,564	48.61
Vested	(167,610)	48.61	(260,580)	36.52	(526,608)	16.45
Forfeited/cancelled	(41,850)	50.39	(91,526)	43.45	(73,943)	25.98

Ending Balance	410,500	$53.04	412,910	$49.14	508,616	$42.24

2013 Employee Stock Purchase Plan

On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85 percent of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six month period ending on May 31 and November 30 of each year. There are 2 million shares available for purchase under the ESPP as of its approval date. During the year ended December 31, 2013, the Company recognized expense of $1 million, related to the company’s ESPP. For the year ended December 31, 2013, our employees purchased 0.1 million shares at an average price of $33.29. Under the outstanding ESPP as of February 9, 2014, employees have contributed $1 million to purchase shares at 85 percent of the stock’s fair market value on the lower of the December 2nd, 2013 or May 31st 2014 stock price for the current purchase period. The company has $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.    ACCUMULATED OTHER COMPREHENSIVE INCOME

A summary of the balances within each classification of accumulated OCI (deficit) as of December 31, 2013 and 2012

	Cash Flow Hedge Activity	Defined Benefit Pension Plan Activity	OCI Valuation Allowance activity	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2011, net of tax	$(3)	$(226)	$(111)	$25	$(315)

Amounts classified into AOCI, net of tax	$2	$(140)	$(3)	$5	$(135)
Amounts reclassified from AOCI, net of tax	—	87	—	—	87
Change in AOCI, net of tax	2	(53)	(3)	5	(48)

Balance as of December 31, 2012, net of tax	$(1)	$(279)	$(114)	$30	$(364)

Amounts classified into AOCI, net of tax	$1	$15	$(1)	$(28)	$(13)
Amounts reclassified from AOCI, net of tax		80	—	—	80
Change in AOCI, net of tax		95	(1)	(28)	67

Balance as of December 31, 2013, net of tax	$0	$(184)	$(115)	$2	$(297)

The following table presents the impact and respective location of AOCI reclassifications on the Consolidated Statements of Earnings (Loss), net of tax (in millions):

		Twelve Months Ended
		Dec. 31,	Dec. 31,
	Location	2013	2012
Cash flow hedge activity	Cost of sales	$0	$—
Defined benefit pension plan activity	Cost of sales	61	66
Defined benefit pension plan activity	Marketing and administrative expenses	19	21

Total reclassifications from AOCI		$80	$87

22.    WARRANTS

The Company issued 17.5 million Series A warrants (representing the right to purchase one share of the Company’s common stock for $43.00) and 7.8 million Series B warrants (representing the right to purchase one share of the Company’s common stock for $45.25) on October 31, 2006, all of which expired on October 31, 2013 and are no longer outstanding as of December 31, 2013.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23.    EARNINGS PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 (in millions, except per share amounts):

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Net earnings (loss) attributable to Owens Corning	$204	$(19)	$276

Weighted-average number of shares outstanding used for basic earnings per share	118.2	119.4	122.5
Non-vested restricted and performance shares	0.4	—	0.7
Options to purchase common stock	0.5	—	0.3

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	119.1	119.4	123.5

Earnings (loss) per common share attributable to Owens Corning common stockholders:
Basic	$1.73	$(0.16)	$2.25
Diluted	$1.71	$(0.16)	$2.23

Basic earnings (loss) per share is calculated by dividing earnings (loss) attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

On April 19, 2012, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The 2012 Repurchase Program is in addition to the share buy-back program announced August 4, 2010, (the “2010 Repurchase Program” and collectively with the 2012 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. During the year ended December 31, 2013, 1.4 million shares were repurchased under the Repurchase Programs. As of December 31, 2013, 8.6 million shares remain available for repurchase under the Repurchase Programs.

For the year ended December 31, 2013, the number of shares used in the calculation of diluted earnings (loss) per share did not include 0.6 million options to purchase common stock, due to their anti-dilutive effect.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2013 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20	$20	$—	$—
Term deposits	2	2
Derivative assets	1	—	1	—

Total assets	$23	$22	$1	$—

Liabilities:
Derivative liabilities	$(4)	$—	$(4)	$—

Total liabilities	$(4)	$—	$(4)	$—

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2012 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$1	$—	$—
Term deposits	1	1	—
Derivative assets	1	—	1	—

Total assets	$3	$2	$1	$—

Liabilities:
Derivative liabilities	$(4)	$—	$(4)	$—

Total liabilities	$(4)	$—	$(4)	$—

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

Items Disclosed at Fair Value

Long-term notes receivable

The fair value has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $6 million and $53 million as of December 31, 2013 and December 31, 2012 respectively. These assets are included in other non-current assets on the Consolidated Balance Sheets. The decline in the fair value of long-term notes receivable was due to the reclassification of a receivable to other current assets related to the 2011 sale of our Stone business.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of December 31, 2013, the Company’s 6.50 percent senior notes due 2016 were trading at approximately 111 percent of par value, the 7.00 percent senior notes due 2036 were trading at approximately 107 percent of par value, the 9.00 percent senior notes due 2019 were trading at approximately 125 percent of par value and the 4.20 percent senior notes due 2022 were trading at approximately 96 percent of par value. The Company determined that the book value of the remaining long-term debt instruments approximates market value. This approach, using level 1 inputs and utilizing indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $224 million.

As of December 31, 2012, the Company’s 6.50 percent senior notes due 2016 were trading at approximately 112 percent of par value, the 7.00 percent senior notes due 2036 were trading at approximately 109 percent of par value, the 9.00 percent senior notes due 2019 were trading at approximately 127 percent of par value and the 4.20 percent senior notes due 2022 were trading at approximately 102 percent of par value. Using level 1 inputs and utilizing indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $268 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25.    INCOME TAXES

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Earnings before taxes:
United States	$196	$31	$202
Foreign	77	(71)	151

Total	$273	$(40)	$353

Income tax expense (benefit):
Current
United States	$(2)	$1	$(14)
State and local	(2)	(2)	2
Foreign	30	20	28

Total current	26	19	16

Deferred
United States	56	(22)	61
State and local	2	2	7
Foreign	(16)	(27)	(10)

Total deferred	42	(47)	58

Total income tax expense (benefit)	$68	$(28)	$74

The reconciliation between the United States federal statutory rate and the Company’s effective income tax rate from continuing operations is:

	Twelve Months Ended Dec. 31,
	2013	2012	2011
United States federal statutory rate	35%	(35)%	35%
State and local income taxes, net of federal tax benefit	2	(5)	2
Foreign tax rate differential	(11)	(60)	(10)
US tax expense/benefit on foreign earnings/loss	(2)	(62)	(1)
Valuation allowance	17	127	2
Loss on liquidation	(10)	—	—
Uncertain tax positions and settlements	(1)	(2)	(3)
Other, net	(5)	(33)	(4)

Effective tax rate	25%	(70)%	21%

As of December 31, 2013, the Company has not recorded a deferred tax liability of approximately $264 million for foreign withholding and United States federal income taxes on approximately $1.27 billion of accumulated undistributed earnings of its foreign subsidiaries and affiliates as they are considered by management to be permanently reinvested.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25.    INCOME TAXES (continued)

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows (in millions):

	2013		2012
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Other employee benefits	$153	$—	$160	$—
Pension plans	115	—	161	—
Operating loss carryforwards	1,117	—	1,080	—
Depreciation	—	338	—	332
Amortization	—	370	—	373
State and local taxes	6	—	5	—
Other	135	—	173	—

Subtotal	1,526	708	1,579	705
Valuation allowances	(270)	—	(228)	—

Total deferred taxes	$1,256	$708	$1,351	$705

The Company had current deferred tax assets of $138 million and $80 million which are included in other current assets in the Consolidated Balance Sheets as of December 31, 2013 and 2012, respectively.

The following table summarizes the amount and expiration dates of our deferred tax assets related to operating loss and credit carryforwards at December 31, 2013 (in millions):

	Expiration Dates	Amounts
US federal loss carryforwards	2026 – 2032	$719
US state loss carryforwards (a)	2014 – 2032	87
Foreign loss and tax credit carryforwards	Indefinite	128
Foreign loss and tax credit carryforwards (a)	2014 – 2033	141
US alternative minimum tax credit	Indefinite	29
Other US federal and state tax credits	2028 – 2033	13

Total operating loss and tax credit carryforwards		$1,117

(a)	As of December 31, 2013 $6 million US state and $9 million foreign deferred tax asset related to loss carryforwards are set to expire over the next three years.

At December 31, 2013, the Company had federal, state and foreign net operating loss carryforwards of $2.2 billion, $2.5 billion and $944 million, respectively. In order to fully utilize our operating loss and tax credit carryforwards, the Company will need to generate federal, state, and foreign earnings before taxes of approximately $2.7 billion, $2.8 billion, and $944 million, respectively. Certain of these loss carryforwards are subject to limitation as a result of the changes of control that resulted from the Company’s emergence from bankruptcy in 2006 and the acquisition of certain foreign entities in 2007. However, the Company believes that these limitations on its loss carryforwards will not result in a forfeiture of any of the carryforwards.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25.    INCOME TAXES (continued)

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured under enacted tax laws and regulations, as well as NOLs, tax credit and other carryforwards. A valuation allowance will be recorded to reduce deferred tax assets if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. To the extent the reversal of deferred tax liabilities is relied upon in our assessment of the realizability of deferred tax assets, they will reverse in the same period and jurisdiction as the temporary differences giving rise to the deferred tax assets. As of December 31, 2013, the Company had federal, state, and foreign net deferred tax assets before valuation allowances of $485 million, $59 million, and $274 million, respectively.

The valuation allowance of $270 million as of December 31, 2013 related to tax assets of $12 million and $258 million for certain state and foreign jurisdictions, respectively. The valuation allowance of $228 million as of December 31, 2012 related to tax assets of $14 million and $214 million for certain state and foreign jurisdictions, respectively.

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2008 or state and foreign examinations for years before 2001. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $49 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Twelve Months Ended Dec. 31,
	2013	2012	2011
Balance at beginning of period	$161	$170	$210
Tax positions related to the current year
Gross additions	2	12	8
Tax positions related to prior years
Gross additions	4	7	6
Gross reductions	(1)	(14)	(46)
Settlements	(3)	(13)	(7)
Lapses on statutes of limitations	(8)	(1)	(1)

Balance at end of period	$155	$161	$170

The Company classifies all interest and penalties as income tax expense. As of December 31, 2013, 2012 and 2011, the Company recognized $6 million, $10 million and $13 million respectively, in liabilities for tax related interest and penalties on its Consolidated Balance Sheets and $(3) million, $(3) million and $(15) million, respectively, of interest and penalty expense on its Consolidated Statements of Earnings (Loss). If these unrecognized tax benefits were to be recognized as of December 31, 2013, the Company’s income tax expense would decrease by about $128 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.    QUARTERLY FINANCIAL INFORMATION (unaudited)

Select quarterly financial information is presented in the tables below for the quarterly periods of 2013 and 2012, respectively (in millions, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2013
Net sales	$1,350	$1,347	$1,320	$1,278
Cost of sales	1,137	1,080	1,067	1,045

Gross margin	213	267	253	233
Earnings before interest and taxes	57	118	106	104
Interest expense, net	29	29	29	25
Income tax expense (benefit)	6	39	26	(3)
Net earnings attributable to Owens Corning	$22	$49	$51	$82

BASIC EARNINGS PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$0.19	$0.41	$0.43	$0.70

DILUTED EARNINGS PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$0.18	$0.41	$0.43	$0.69

	Quarter
	First	Second	Third	Fourth
2012
Net sales	$1,346	$1,391	$1,276	$1,159
Cost of sales	1,160	1,152	1,074	989

Gross margin	186	239	202	170
Earnings (loss) before interest and taxes	(12)	85	59	16
Interest expense, net	28	28	29	29
Income tax expense	5	17	(14)	(36)
Net earnings (loss) attributable to Owens Corning	$(46)	$39	$44	$(56)

BASIC EARNINGS (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$(0.38)	$0.32	$0.37	$(0.47)

DILUTED EARNINGS (LOSS) PER COMMON SHARE
ATTRIBUTABLE TO OWENS CORNING
COMMON STOCKHOLDERS	$(0.38)	$0.32	$0.37	$(0.47)

During the first, second, third and fourth quarter 2012, the Company recorded additional pre-tax income (expense) of ($4) million ($3 million after tax expense), $1 million ($1 million after tax expense), ($7) million ($3 million after tax expense), and ($3) million ($2 million after tax expense) respectively; related to prior periods. The effect was not material to previously issued financial statements.

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

Guarantor and Nonguarantor Financial Statements

The Senior Notes and the Senior Revolving Credit Facility are guaranteed, fully, unconditionally and jointly and severally, by each of Owens Corning’s current and future 100 percent owned material domestic subsidiaries that is a borrower or a guarantor under Owens Corning’s Credit Agreement, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Revolving Credit Facility (collectively, the “Nonguarantor Subsidiaries”).

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,730	$1,988	$(423)	$5,295
COST OF SALES	(10)	3,085	1,677	(423)	4,329

Gross margin	10	645	311	—	966
OPERATING EXPENSES
Marketing and administrative expenses	123	267	140	—	530
Science and technology expenses	—	58	19	—	77
Charges related to cost reduction actions	—	—	8	—	8
Other expenses (income), net	(27)	(39)	32	—	(34)

Total operating expenses	96	286	199	—	581

EARNINGS BEFORE INTEREST AND TAXES	(86)	359	112	—	385
Interest expense, net	104	2	6	—	112

EARNINGS (LOSS) BEFORE TAXES	(190)	357	106	—	273
Less: Income tax expense (benefit)	(72)	121	19	—	68

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES AND AFFILIATES	(118)	236	87	—	205
Equity in net earnings of subsidiaries	322	86	—	(408)	—
Equity in net earnings of affiliates	—	—	—	—	—

NET EARNINGS (LOSS)	204	322	87	(408)	205
Less: Net earnings attributable to noncontrolling interests	—	—	1	—	1

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$204	$322	$86	$(408)	$204

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,616	$1,932	$(376)	$5,172
COST OF SALES	(9)	3,015	1,745	(376)	4,375

Gross margin	9	601	187	—	797
OPERATING EXPENSES
Marketing and administrative expenses	112	259	138	—	509
Science and technology expenses	—	61	18	—	79
Charges related to cost reduction actions	—		51	—	51
Other expenses (income)	(37)	24	23	—	10

Total operating expenses	75	344	230	—	649

EARNINGS BEFORE INTEREST AND TAXES	(66)	257	(43)	—	148
Interest expense, net	102	2	10	—	114
Loss on extinguishment of debt	74				74

EARNINGS (LOSS) BEFORE TAXES	(242)	255	(53)	—	(40)
Less: Income tax expense (benefit)	(92)	64	—	—	(28)

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS (LOSS) OF SUBSIDIARIES AND AFFILIATES	(150)	191	(53)	—	(12)
Equity in net earnings of subsidiaries	131	(55)	—	(76)	—
Equity in net earnings (loss) of affiliates	—	(5)	1	—	(4)

NET EARNINGS (LOSS)	(19)	131	(52)	(76)	(16)
Less: Net earnings attributable to noncontrolling interests	—	—	3	—	3

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(19)	$131	$(55)	$(76)	$(19)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,641	$2,018	$(324)	$5,335
COST OF SALES	(23)	3,015	1,639	(324)	4,307

Gross margin	23	626	379	—	1,028
OPERATING EXPENSES
Marketing and administrative expenses	67	314	144	—	525
Science and technology expenses	—	61	16	—	77
Other expenses (income), net	(88)	15	38	—	(35)

Total operating expenses	(21)	390	198	—	567

EARNINGS BEFORE INTEREST AND TAXES	44	236	181	—	461
Interest expense, net	105	(3)	6	—	108

EARNINGS (LOSS) BEFORE TAXES	(61)	239	175	—	353
Less: Income tax expense (benefit)	(23)	72	25	—	74

EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES AND AFFILIATES	(38)	167	150	—	279
Equity in net earnings of subsidiaries	314	149	—	(463)	—
Equity in net earnings (loss) of affiliates	—	(2)	4	—	2

NET EARNINGS (LOSS)	276	314	154	(463)	281
Less: Net earnings attributable to noncontrolling interests	—	—	5	—	5

NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$276	$314	$149	$(463)	$276

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS (LOSS)	$204	$322	$87	$(408)	$205
Currency translation adjustment	(28)	—	—	—	(28)
Pension and other postretirement adjustment (net of tax)	94	—	—	—	94
Deferred income (loss) on hedging (net of tax)	1	—	—	—	1

COMPREHENSIVE EARNINGS (LOSS)	271	322	87	(408)	272
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	1	—	1

COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$271	$322	$86	$(408)	$271

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS (LOSS)	$(19)	$131	$(52)	$(76)	$(16)
Currency translation adjustment	5	—	—	—	5
Pension and other postretirement adjustment (net of tax)	(56)	—	—	—	(56)
Deferred income (loss) on hedging (net of tax)	2	—	—	—	2

COMPREHENSIVE EARNINGS (LOSS)	(68)	131	(52)	(76)	(65)
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	3	—	3

COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(68)	$131	$(55)	$(76)	$(68)

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS (LOSS)	$276	$314	$154	$(463)	$281
Currency translation adjustment	(39)	—	—	—	(39)
Pension and other postretirement adjustment (net of tax)	(80)	—	—	—	(80)
Deferred income (loss) on hedging (net of tax)	(2)	—	—	—	(2)

COMPREHENSIVE EARNINGS (LOSS)	155	314	154	(463)	160
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	5	—	5

COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$155	$314	$149	$(463)	$155

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$3	$54	$—	$57
Receivables, net	—	—	683	—	683
Due from affiliates	—	2,664	—	(2,664)	—
Inventories	—	487	323	—	810
Assets held for sale – current	—	—	29	—	29
Other current assets	45	141	83	—	269

Total current assets	45	3,295	1,172	(2,664)	1,848
Investment in subsidiaries	7,228	2,557	558	(10,343)	—
Due from affiliates	—	67	959	(1,026)	—
Property, plant and equipment, net	362	1,313	1,257	—	2,932
Goodwill	—	1,127	39	—	1,166
Intangible assets	—	1,015	271	(246)	1,040
Deferred income taxes	14	416	6	—	436
Other non-current assets	31	64	130	—	225

TOTAL ASSETS	$7,680	$9,854	$4,392	$(14,279)	$7,647

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15	$608	$365	$—	$988
Due to affiliates	1,688	—	976	(2,664)	—
Short-term debt	—	—	1	—	1
Long-term debt – current portion	—	2	1	—	3

Total current liabilities	1,703	610	1,343	(2,664)	992
Long-term debt, net of current portion	1,814	26	184	—	2,024
Due to affiliates	—	959	67	(1,026)	—
Pension plan liability	213	—	123	—	336
Other employee benefits liability	—	226	16	—	242
Deferred income taxes	—	—	23	—	23
Other liabilities	158	246	42	(246)	200
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,938	6,572	2,045	(8,617)	3,938
Accumulated earnings	655	1,215	513	(1,728)	655
Accumulated other comprehensive deficit	(297)	—	—	—	(297)
Cost of common stock in treasury	(504)	—	—	—	(504)

Total Owens Corning stockholders’ equity	3,793	7,787	2,558	(10,345)	3,793
Noncontrolling interests	—	—	37	—	37

Total equity	3,793	7,787	2,595	(10,345)	3,830

TOTAL LIABILITIES AND EQUITY	$7,681	$9,854	$4,393	$(14,281)	$7,647

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$3	$52	$—	$55
Receivables, net	—	—	600	—	600
Due from affiliates	—	2,528	—	(2,528)	—
Inventories	—	473	313	—	786
Other current assets	5	75	96	—	176

Total current assets	5	3,079	1,061	(2,528)	1,617
Investment in subsidiaries	6,877	2,489	558	(9,924)	—
Due from affiliates	—	65	1,022	(1,087)	—
Property, plant and equipment, net	374	1,294	1,235	—	2,903
Goodwill	—	1,068	75	—	1,143
Intangible assets	—	939	302	(196)	1,045
Deferred income taxes	54	525	25	—	604
Other non-current assets	62	74	120	—	256

TOTAL ASSETS	$7,372	$9,533	$4,398	$(13,735)	$7,568

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8	$620	$279	$—	$907
Due to affiliates	1,419	—	1,109	(2,528)	—
Short-term debt	—	—	5	—	5
Long-term debt – current portion	—	2	2	—	4

Total current liabilities	1,427	622	1,395	(2,528)	916
Long-term debt, net of current portion	1,884	28	164	—	2,076
Due to affiliates	—	1,022	65	(1,087)	—
Pension plan liability	331	—	149	—	480
Other employee benefits liability	—	254	20	—	274
Deferred income taxes	—	—	38	—	38
Other liabilities	192	172	41	(196)	209
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,925	6,541	2,062	(8,603)	3,925
Accumulated earnings	451	894	427	(1,321)	451
Accumulated other comprehensive deficit	(364)	—	—	—	(364)
Cost of common stock in treasury	(475)	—	—	—	(475)

Total Owens Corning stockholders’ equity	3,538	7,435	2,489	(9,924)	3,538
Noncontrolling interests	—	—	37	—	37

Total equity	3,538	7,435	2,526	(9,924)	3,575

TOTAL LIABILITIES AND EQUITY	$7,372	$9,533	$4,398	$(13,735)	$7,568

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$126	$67	$225	$—	$418

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(10)	(143)	(200)	—	(353)
Proceeds from the sale of assets or affiliates	16	—	—	—	16
Investment in subsidiaries and affiliates, net	—	(51)	(11)	—	(62)
Proceeds from Hurricane Sandy insurance claims	—	58	—	—	58
Deposit related to sale of Hangzhou, China plant	—	—	34	—	34

Net cash flow used for investing activities	6	(136)	(177)	—	(307)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	940	—	123	—	1,063
Payments on senior revolving credit and receivables securitization facilities	(1,002)	—	(101)	—	(1,103)
Payments on long-term debt	—	—	(2)	—	(2)
Net increase (decrease) in short-term debt	—	—	(4)	—	(4)
Purchases of treasury stock	(63)	—	—	—	(63)
Other	2	—	—	—	2
Other intercompany loans	(9)	69	(60)	—	—

Net cash flow provided by (used for) financing activities	(132)	69	(44)	—	(107)

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Net increase in cash and cash equivalents	—	—	2	—	2
Cash and cash equivalents at beginning of period	—	3	52	—	55

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3	$54	$—	$57

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(108)	$239	$199	$—	$330

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(35)	(174)	(123)	—	(332)
Proceeds from the sale of assets or affiliates	42	5	12	—	59
Proceeds from Hurricane Sandy insurance claims	—	20	—	—	20

Net cash flow used for investing activities	7	(149)	(111)	—	(253)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,564	—	313	—	1,877
Payments on senior revolving credit and receivables securitization facilities	(1,627)	—	(330)	—	(1,957)
Proceeds from long-term debt	599	—	—	—	599
Payments on long-term debt	(430)	—	(11)	—	(441)
Purchase of noncontrolling interest	—	(22)	—	—	(22)
Net increase (decrease) in short-term debt	(8)	—	(15)	—	(23)
Purchases of treasury stock	(113)	—	—	—	(113)
Other	4	—	—	—	4
Other intercompany loans	112	(65)	(47)	—	—

Net cash flow provided by (used for) financing activities	101	(87)	(90)	—	(76)

Effect of exchange rate changes on cash	—	—	2	—	2

Net increase in cash and cash equivalents	—	3	—	—	3
Cash and cash equivalents at beginning of period	—	—	52	—	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3	$52	$—	$55

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(70)	$236	$123	$—	$289

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(7)	(222)	(213)	—	(442)
Proceeds from the sale of assets or affiliates	—	3	78	—	81
Investment in subsidiaries and affiliates, net	—	(84)	—	—	(84)

Net cash flow used for investing activities	(7)	(303)	(135)	—	(445)

NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit facility	1,547	—	365	—	1,912
Payments on senior revolving credit facility	(1,423)	—	(207)	—	(1,630)
Proceeds from long-term debt	—	—	6	—	6
Payments on long-term debt	—	—	(10)	—	(10)
Net increase (decrease) in short-term debt	8	—	18	—	26
Purchase of treasury stock	(138)	—	—	—	(138)
Other	8	—	—	—	8
Other intercompany loans	72	67	(139)	—	—

Net cash flow provided by (used for) financing activities	74	67	33	—	174

Effect of exchange rate changes on cash	—	—	(18)	—	(18)

Net increase in cash and cash equivalents	(3)	—	3	—	—
Cash and cash equivalents at beginning of period	3	—	49	—	52

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$52	$—	$52

OWENS CORNING AND SUBSIDIARIES

INDEX TO CONDENSED FINANCIAL STATEMENT SCHEDULE

Number	Description	Page
II	Valuation and Qualifying Accounts and Reserves – for the years ended December 31, 2013, 2012 and 2011	112

OWENS CORNING AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED December 31, 2013, 2012 AND 2011

(in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Acquisitions and Divestitures	Balance at End of Period
FOR THE YEAR ENDED DECEMBER 31, 2013
Allowance for doubtful accounts	$17	$3	$—	$(6	)(a)	$—	$14
Tax valuation allowance	$228	$46	$—	$(4)		$—	$270
FOR THE YEAR ENDED DECEMBER 31, 2012
Allowance for doubtful accounts	$15	$3	$—	$(1	)(a)	$—	$17
Tax valuation allowance	$187	$51	$—	$(10)		$—	$228
FOR THE YEAR ENDED DECEMBER 31, 2011
Allowance for doubtful accounts	$19	$3	$—	$(7	)(a)	$—	$15
Tax valuation allowance	$174	$7	$—	$6		$—	$187

(a)	Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Pursuant to the rules and regulations of the SEC, the Company has filed or incorporated by reference certain agreements as exhibits to this Annual Report on Form 10-K. These agreements may contain representations and warranties by the parties. These representations and warranties have been made solely for the benefit of the other party or parties to such agreements and (i) may have been qualified by disclosures made to such other party or parties, (ii) were made only as of the date of such agreements or such other date(s) as may be specified in such agreements and are subject to more recent developments, which may not be fully reflected in the Company’s public disclosure, (iii) may reflect the allocation of risk among the parties to such agreements and (iv) may apply materiality standards different from what may be viewed as material to investors. Accordingly, these representations and warranties may not describe the Company’s actual state of affairs at the date hereof and should not be relied upon.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.1	Indenture, dated as of October 31, 2006, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.2	First Supplemental Indenture, dated as of April 13, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 13, 2007).

4.3	Second Supplemental Indenture, dated as of December 12, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).

4.4	Third Supplemental Indenture, dated as of April 24, 2008, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended June 30, 2008).

4.5	Series A Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.3 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.6	Series B Warrant Agreement, dated as of October 31, 2006, between Owens Corning and American Stock Transfer & Trust Company, as Warrant Agent (incorporated by reference to Exhibit 10.4 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.7	Registration Rights Agreement, dated as of July 7, 2006, and the First Amendment thereto, dated as of October 27, 2006 (incorporated by reference to Exhibit 4.2 of Owens Corning’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-136363), filed December 8, 2006).

4.8	Indenture, dated as of June 2, 2009, between Owens Corning, certain of Owens Corning’s subsidiaries and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Registration Statement on Form S-3 (File No. 333-159689), filed June 3, 2009).

4.9	Supplemental Indenture, dated June 8, 2009, between Owens Corning, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 8, 2009).

4.10	Form of 9.000% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 8, 2009).

4.11	Form of 4.200% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed October 22, 2013).

4.12	Fourth Supplemental Indenture, dated as of May 26, 2010, by and among Owens Corning, certain subsidiaries, and Wells Fargo Bank, National Association, as successor Trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 28, 2010).

4.13	Second Supplemental Indenture, dated as of May 26, 2010, by and among Owens Corning, certain subsidiaries, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 28, 2010).

4.14	Third Supplemental Indenture, dated as of October 22, 2012, by and among Owens Corning, certain subsidiaries, and Wells Fargo Bank, National Association, as successor Trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Form 8-K (File No. 1-33100), filed October 22, 2012).

10.1	Credit Agreement, dated as of May 26, 2010, by and among Owens Corning, certain of its subsidiaries, the lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 28, 2010).

10.2	First amendment to Credit Agreement, dated as of March 24, 2011 (incorporated by reference to Exhibit 10.2 to Owens Corning’s Current Report on Form 10-K (File 1-33100), filed February 15, 2012).

10.3	Second amendment to Credit Agreement, dated as of July 27, 2011 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed July 29, 2011).

10.4	Third amendment to Credit Agreement, dated as of November 20, 2013 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 21, 2013).

10.5	Purchase and Sale Agreement dated as of March 31, 2011 between Owens Corning Sales, LLC and Owens Corning Receivables LLC (incorporated by reference to Exhibit 10.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 5, 2011).

10.6	Amended and Restated Receivables Purchase Agreement dated as of December 16, 2011 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed December 19, 2011).

10.7	Second Amendment to Amend and Restated Purchase Agreement dated as of July 26, 2013 (incorporated by reference to Exhibit 10.1 to Owens Corning Current Report on Form 8-K (File No. 1-33100), filed July 29, 2013).

10.8	Performance Guaranty dated as of March 31, 2011 (incorporated by reference to Exhibit 10.3 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 5, 2011).

10.9	Key Management Severance Agreement with Charles E. Dana (incorporated by reference to Exhibit 10.18 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.10	Form of Key Management Severance Agreement for Executive Officers* (filed herewith).

10.11	Amended and restated Key Management Severance Agreement with Michael H. Thaman (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Annual Report on Form 10-K (File No. 1-3660) for the year ended December 31, 2005).*

10.13	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.14	Owens Corning Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2003).*

10.15	Owens Corning Executive Supplemental Benefit Plan, 2009 Restatement (incorporated by reference to Exhibit 10.28 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.16	Corporate Incentive Plan Terms Applicable to Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1999).*

10.17	Amended and Restated Corporate Incentive Plan Terms Applicable to Certain Executive Officers (incorporated by reference to Annex B to Owens Corning’s Proxy Statement (File No. 1-33100), filed March 16, 2011).*

10.18	Owens Corning Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.30 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.19	Corporate Incentive Plan Terms Applicable to Key Employees Other Than Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1999).*

10.20	Owens Corning Deferred Compensation Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.5 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2007).*

10.21	First Amendment to the Owens Corning Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.33 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.22	Owens Corning Amended and Restated Deferred Compensation Plan, effective as of January 1, 2014 (filed herewith).

10.23	Owens Corning 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 23, 2010).*

10.24	Owens Corning 2013 Stock Plan (incorporated by reference to Annex C to Owens Corning’s Proxy Statement (File No 1-33100), filed March 14, 2013).*

10.25	Owens Corning Employee Stock Purchase Plan, effective as of April 18, 2013, (incorporated by reference to Annex B to Owens Corning’ Proxy Statement (File No. 1-33100), filed March 14, 2013).*

10.26	Form of Owens Corning 2013 Stock Plan Deferred Stock Unit Award Agreement for Directors (filed herewith).

10.27	Form of Owens Corning 2013 Long Term Incentive Program Award Agreement for Option Award (filed herewith).

10.28	Form of Owens Corning 2013 Long Term Incentive Program Award Agreement for Performance Share Unit (filed herewith).

10.29	Form of Owens Corning 2013 Long Term Incentive Program Award Agreement for Restricted Stock Unit (filed herewith).

10.30	Form of Owens Corning 2013 Long Term Incentive Program Award Agreement for Restricted Stock (filed herewith).

21.1	Subsidiaries of Owens Corning (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Taxonomy Extension Schema

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Form 10-K.

Owens Corning agrees to furnish to the Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of Owens Corning where the total amount of securities authorized under each issue does not exceed ten percent of the total assets of Owens Corning and its subsidiaries on a consolidated basis.