Form 10-Q
period 2014-03-31
Owens Corning
filed 2014-04-23
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes ☐             No ☑

As of April 15, 2014, 117,752,374 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended Mar. 31,
	2014	2013
NET SALES	$1,278	$1,350
COST OF SALES	1,044	1,137

Gross margin	234	213
OPERATING EXPENSES
Marketing and administrative expenses	132	133
Science and technology expenses	19	18
Charges related to cost reduction actions	12	1
Other (income) expenses, net	(37)	4

Total operating expenses	126	156

EARNINGS BEFORE INTEREST AND TAXES	108	57
Interest expense, net	27	29

EARNINGS BEFORE TAXES	81	28
Less: Income tax expense (benefit)	(39)	6
Equity in net earnings of affiliates	-	-

NET EARNINGS	120	22
Less: Net earnings attributable to noncontrolling interests	-	-

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$120	$22

EARNINGS AND DIVIDEND PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$1.02	$0.19
Diluted	$1.01	$0.18
Dividend	$0.16	$-
WEIGHTED AVERAGE COMMON SHARES
Basic	117.8	118.5
Diluted	118.7	119.6

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(unaudited)

(in millions)

	Three Months Ended Mar. 31,
	2014	2013
NET EARNINGS	$120	$22
Currency translation adjustment	(16)	(21)
Pension and other postretirement adjustment (net of tax of $(1) and $0 for the three months ended March 31, 2014 and 2013, respectively)	3	2
Deferred income on hedging (net of tax of $0 and $1 for the three months ended March 31, 2014 and 2013, respectively)	-	2

COMPREHENSIVE EARNINGS	107	5
Less: Comprehensive earnings attributable to noncontrolling interests	-	-

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$107	$5

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	Mar. 31, 2014	Dec. 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$65	$57
Receivables, less allowances of $14 at Mar. 31, 2014, and $14 at Dec. 31, 2013	942	683
Inventories	910	810
Assets held for sale – current	8	29
Other current assets	298	269

Total current assets	2,223	1,848
Property, plant and equipment, net	2,898	2,932
Goodwill	1,166	1,166
Intangible assets	1,039	1,040
Deferred income taxes	420	436
Other non-current assets	220	225

TOTAL ASSETS	$7,966	$7,647

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$957	$988
Short-term debt	25	1
Long-term debt – current portion	4	3

Total current liabilities	986	992
Long-term debt, net of current portion	2,358	2,024
Pension plan liability	324	336
Other employee benefits liability	238	242
Deferred income taxes	27	23
Other liabilities	134	200
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,936	3,938
Accumulated earnings	756	655
Accumulated other comprehensive deficit	(310)	(297)
Cost of common stock in treasury (c)	(521)	(504)

Total Owens Corning stockholders’ equity	3,862	3,793
Noncontrolling interests	37	37

Total equity	3,899	3,830

TOTAL LIABILITIES AND EQUITY	$7,966	$7,647

(a)	10 shares authorized; none issued or outstanding at Mar. 31, 2014, and Dec. 31, 2013
(b)	400 shares authorized; 135.5 issued and 117.7 outstanding at Mar. 31, 2014; 135.5 issued and 117.8 outstanding at Dec. 31, 2013
(c)	17.8 shares at Mar. 31, 2014, and 17.7 shares at Dec. 31, 2013

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended Mar. 31,
	2014	2013
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings	$120	$22
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	76	78
Gain on sale of fixed assets	(45)	-
Deferred income taxes	(45)	-
Provision for pension and other employee benefits liabilities	5	6
Stock-based compensation expense	8	7
Other non-cash	(1)	(2)
Change in working capital	(377)	(271)
Pension fund contribution	(14)	(12)
Payments for other employee benefits liabilities	(6)	(5)
Other	7	(2)

Net cash flow used for operating activities	(272)	(179)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment (including alloy)	(51)	(45)
Closing costs related to sale of Hangzhou, China facility	(3)	-

Net cash flow used for investing activities	(54)	(45)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	484	558
Payments on senior revolving credit and receivables securitization facilities	(149)	(331)
Net increase in short-term debt	24	5
Purchases of treasury stock	(29)	(8)
Other	5	8

Net cash flow provided by financing activities	335	232

Effect of exchange rate changes on cash	(1)	(1)

Net increase in cash and cash equivalents	8	7
Cash and cash equivalents at beginning of period	57	55

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65	$62

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	GENERAL

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.

The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2013, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (U.S.). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s 2013 annual report on Form 10-K. Certain reclassifications have been made to the periods presented for 2013 to conform to the classifications used in the periods presented for 2014.

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

Building Materials – comprised of our Insulation and Roofing businesses. Within the Insulation business, the Company manufactures and sells fiberglass insulation into residential, commercial, industrial and other markets for both thermal and acoustical applications. It also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, bonded and granulated mineral wool insulation, and foam insulation used in above- and below-grade construction applications. Within the Roofing business, the Company manufactures and sells residential roofing shingles, roofing system components and oxidized asphalt materials used in residential and commercial construction and specialty applications.

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

	Three Months Ended Mar. 31,
	2014	2013
Reportable Segments
Composites	$477	$459
Building Materials	852	937

Total reportable segments	1,329	1,396
Corporate eliminations	(51)	(46)

NET SALES	$1,278	$1,350

External Customer Sales by Geographic Region
United States	$889	$964
Europe	149	138
Asia Pacific	137	138
Other	103	110

NET SALES	$1,278	$1,350

Sales by Product Group
Composites	$477	$459
Insulation	355	330
Roofing	497	607
Corporate eliminations	(51)	(46)

NET SALES	$1,278	$1,350

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	SEGMENT INFORMATION (continued)

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

The following table summarizes EBIT by segment (in millions):

	Three Months Ended Mar. 31,
	2014	2013
Reportable Segments
Composites	$27	$9
Building Materials	81	98

Total reportable segments	$108	$107

Corporate, Other and Eliminations
Gain on sale of Hangzhou manufacturing facility	$45	$-
Charges related to cost reduction actions and related items (a)	(12)	(9)
Net loss related to Hurricane Sandy	(2)	(11)
General corporate expense and other	(31)	(30)

EBIT	$108	$57

(a)	For the three months ended March 31, 2014 and 2013, includes $12 million and $1 million, respectively, of charges related to cost reduction actions. The three month period ended March 31, 2013 also includes $8 million of other related items.

3.	INVENTORIES

Inventories consist of the following (in millions):

	Mar. 31, 2014	Dec. 31, 2013
Finished goods	$659	$580
Materials and supplies	251	230

Total inventories	$910	$810

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2014, and December 31, 2013, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

The following table presents the fair value and respective location of derivatives and hedging instruments on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	Mar. 31, 2014	Dec. 31, 2013
Derivative assets designated as hedging instruments:
Cash flow hedges:

Natural gas, electricity, and foreign exchange contracts	Other current assets	$2	$1
Amount of gain recognized in OCI (effective portion)	OCI	$1	$1

Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas and electricity	Accounts payable and accrued liabilities	$1	$-

Fair value hedges:
Interest rate swaps	Accounts payable and accrued liabilities	$1	$3

Derivative assets not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1	$-

Derivative liabilities not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$1	$1

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended Mar. 31,
	Location	2014	2013
Derivative activity designated as hedging instruments:
Natural gas and electricity:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of Sales	$(1)	$-

Interest rate swaps:
Amount of loss recognized in earnings	Interest expense	$-	$-

Derivative activity not designated as hedging instruments:
Natural gas and electricity:
Amount of (gain) recognized in earnings	Other (income) expenses, net	$-	$(1)

Foreign currency exchange contract:
Amount of (gain) loss recognized in earnings (a)	Other (income) expenses, net	$(1)	$8

(a)	Losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated balance sheet exposures, which were also recorded in other expenses.

Cash Flow Hedges

The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to changes in foreign currency rates and commodity prices. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in cost of sales on the Consolidated Statements of Earnings for commodity hedges, when the hedged item impacts earnings. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in other within operating activities on the Consolidated Statements of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in other (income) expenses, net on the Consolidated Statements of Earnings.

The Company currently has natural gas commodity derivatives designated as hedging instruments that mature within 15 months. The Company’s policy for natural gas exposures is to hedge up to 75 percent of its total forecasted exposures for the next two months, up to 50 percent of its total forecasted exposures for the following four months, and lesser amounts for the remaining periods. Based on market conditions, approved variation from the standard policy may occur. The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged.

As of March 31, 2014, $1 million of gains included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.

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

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

Mar. 31, 2014	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$181	$(70)	$111
Technology	20	194	(76)	118
Franchise and other agreements	12	41	(17)	24
Indefinite-lived intangible assets:
Trademarks		786	-	786

Total intangible assets		$1,202	$(163)	$1,039

Goodwill		$1,166

Dec. 31, 2013	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$181	$(68)	$113
Technology	20	194	(74)	120
Franchise and other agreements	14	37	(16)	21
Indefinite-lived intangible assets:
Trademarks		786	-	786

Total intangible assets		$1,198	$(158)	$1,040

Goodwill		$1,166

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $23 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first quarter of 2014.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	Mar. 31, 2014	Dec. 31, 2013
Land	$209	$210
Buildings and leasehold improvements	818	811
Machinery and equipment	3,400	3,353
Construction in progress	137	173

	4,564	4,547
Accumulated depreciation	(1,666)	(1,615)

Property, plant and equipment, net	$2,898	$2,932

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 17 percent and 17 percent of total machinery and equipment as of March 31, 2014, and December 31, 2013, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3 percent of the outstanding carrying value.

7.	DIVESTITURES

On September 13, 2013, the Company signed an agreement to sell its Composites glass reinforcements facility in Hangzhou, People’s Republic of China for total compensation of approximately $70 million to the Hangzhou Municipal Land Reservation Center and the Development and Construction Management Office of Taoyuan New Zone of Gongshu District in Hangzhou (“Hangzhou Government”), both of which are unrelated third party government entities. As of March 31, 2014, the Company returned the land to the Hangzhou Government and recorded a net gain of $45 million, which is recorded in Other (income) expenses, net on the Consolidated Statements of Earnings. The balance of the compensation, approximately $35 million has been recorded in Other current assets on the Consolidated Balance Sheets. In accordance with the terms of the contract, the Company received its third payment of $21 million on April 9, 2014. The final $14 million payment is due upon the Hanzhou government’s completion of demolition activities, currently forecast for the second half of 2014.

8.	ASSETS HELD FOR SALE

During 2013, the Company closed its Vado, Italy facility. The assets held for sale consisted of $8 million of Property, Plant and Equipment. There were no other assets or liabilities held for sale related to these facilities as of March 31, 2014.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

9.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Three Months Ended Mar. 31, 2014
Beginning balance	$41
Amounts accrued for current year	7
Settlements of warranty claims	(5)

Ending balance	$43

10.	COST REDUCTION ACTIONS

2014 Cost Reduction Actions

We took actions in 2014 to reduce costs in our Composites segment. These actions related to global workforce reductions and the termination of a contract with a utility services provider. In conjunction with these actions, the Company recorded $14 million in charges related to cost reduction actions for the three months ended March 31, 2014, of which $11 million is related to severance and $3 million is related to contract termination charges. Both items have been reported in charges related to cost reduction actions on the Consolidated Statements of Earnings.

The following table summarizes the status of the unpaid liabilities from the Company’s 2014 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2013	Costs Incurred	Payments	Ending Balance Mar. 31, 2014	Cumulative Charges Incurred
Severance	$-	$11	$1	$10	$11
Contract termination	-	3	3	0	3

Total	$-	$14	$4	$10	$14

2013 Cost Reduction Actions

As a result of the Company’s decision to divest its Composites glass reinforcements facility in Hangzhou, Peoples Republic of China discussed in Note 7 above to the Consolidated Financial Statements, we recorded $6 million in charges related to cost reduction actions on the Consolidated Statements of Earnings for the year ended December 31, 2013. In the first quarter of 2014, the Company revised its estimated total severance costs of this action by $2 million.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	COST REDUCTION ACTIONS (continued)

The following table summarizes the status of the unpaid liabilities from the Company’s 2013 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2013	Costs Incurred	Payments	Ending Balance Mar. 31, 2014	Cumulative Charges Incurred
Severance	$6	$(2)	$4	$-	$4

Total	$6	$(2)	$4	$-	$4

2012 Cost Reduction Actions

The following table summarizes the status of the unpaid liabilities from the Company’s 2012 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2013	Costs Incurred	Payments	Ending Balance Mar. 31, 2014	Cumulative Charges Incurred
Severance	$26	$-	$2	$24	$53

Total	$26	$-	$2	$24	$53

11.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	Mar. 31, 2014	Dec. 31, 2013
6.50% senior notes, net of discount, due 2016	$400	$400
9.00% senior notes, net of discount, due 2019	248	248
4.20% senior notes, net of discount, due 2022	599	599
7.00% senior notes, net of discount, due 2036	540	540
Accounts receivable securitization facility, maturing in 2016	213	162
Senior revolving credit facility, maturing in 2018	296	12
Various capital leases, due through and beyond 2050	49	49
Various floating rate debt, maturing through 2017	1	1
Fair value adjustment to debt	16	16

Total long-term debt	2,362	2,027
Less – current portion	4	3

Long-term debt, net of current portion	$2,358	$2,024

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2014.

In the fourth quarter of 2011, the Company terminated interest rate swaps designated to hedge a portion of the 6.5 percent senior notes due 2016. The swaps were carried at fair value and recorded as other assets or liabilities, with a fair value adjustment to long-term debt on the Consolidated Balance Sheets. The fair value adjustment to debt will be amortized through 2016 as a reduction to interest expense in conjunction with the maturity date of the notes.

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

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of March 31, 2014.

The Company had $4 million of letters of credit outstanding under the Senior Revolving Credit Facility at March 31, 2014.

Receivables Securitization Facility

Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivables Purchase Agreement (the “RPA”) that are accounted for as secured borrowings in accordance with ASC 860, Accounting for Transfers

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.	DEBT (continued)

and Servicing. Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility was amended in the third quarter of 2013 to extend maturity to July 2016 and to reduce the size of the facility to $200 million during the months of November, December, and January each year. At March 31, 2014, the Company utilized the full amount permitted under the terms of the receivables securitization facility. The Company had $38 million of letters of credit outstanding under the receivables securitization facility at March 31, 2014.

The RPA contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of March 31, 2014.

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

Short-Term Debt

At March 31, 2014 and December 31, 2013, short-term borrowings were $25 million and $1 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. The weighted average interest rate on all short-term borrowings was approximately 6.0 percent for March 31, 2014 and 2.2 percent for December 31, 2013.

12.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Company sponsors defined benefit pension plans. Under the plans, pension benefits are based on an employee’s years of service and, for certain categories of employees, qualifying compensation. Company contributions to these pension plans are determined by an independent actuary to meet or exceed minimum funding requirements. In our Non-U.S plans, the unrecognized cost of any retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits. In our US plans, the unrecognized cost of any retroactive amendments and actuarial gains and losses are amortized over the average remaining life expectancy of the inactive participants as substantially all of the plan participants are inactive.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

12.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended Mar. 31, 2014			Three Months Ended Mar. 31, 2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$1	$3	$2	$2	$4
Interest cost	12	6	18	11	5	16
Expected return on plan assets	(14)	(7)	(21)	(15)	(6)	(21)
Amortization of actuarial loss	2	1	3	4	1	5

Net periodic pension cost	$2	$1	$3	$2	$2	$4

The Company expects to contribute approximately $35 million in cash to the United States Pension Plans and another $20 million to non-United States plans during 2014. The Company made cash contributions of approximately $14 million to the plans during the three months ended March 31, 2014.

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

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended Mar. 31,
	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$1	$1
Interest cost	3	2
Amortization of prior service cost	(1)	(1)
Amortization of actuarial gain	(1)	-

Net periodic benefit cost	$2	$2

13.	CONTINGENT LIABILITIES AND OTHER MATTERS

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

Environmental Matters

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At March 31, 2014, we had environmental remediation liabilities as a PRP at 21 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2014, our reserve for such liabilities was $4 million.

Kearny, New Jersey Manufacturing Facility

During the week of October 29, 2012, the Company experienced a flood at its Kearny, New Jersey manufacturing facility as a result of Hurricane Sandy. Our Roofing facility returned to full operating capacity in the third quarter of 2013 and we settled our insurance claims in December of 2013.

In the first quarter of 2014, the Company incurred an additional $2 million in losses related to clean-up activities which are reported in Other (income) expenses, net on the Consolidated Statements of Earnings. The Company anticipates an additional $5 million in charges to be taken in the remainder of 2014 related to final repairs at our Asphalt facility. In the first quarter of 2013, the Company incurred $11 million in losses related to clean-up activities and business interruption losses which were reported in cost of sales on the Consolidated Statement of Earnings.

14.	STOCK COMPENSATION

2013 Stock Plan

On April 18, 2013, the Company’s stockholders approved the Owens Corning 2013 Stock Plan (the “2013 Stock Plan”) which replaced the 2010 Stock Plan. The 2013 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2013 Stock Plan, 1.5 million shares of common stock may be granted in addition to the shares of Company common stock that rolled over from the 2010 Stock Plan as of April 18, 2013. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. There will be no future grants made under the 2010 Stock Plan. At March 31, 2014 the number of shares remaining available under the 2013 Stock Plan for all stock awards was 2.4 million.

Stock Options

The Company has granted stock options under its stockholder approved stock plans. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION (continued)

is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years. The volatility assumption was based on a benchmark study of our peers prior to 2014. Starting with the options granted in 2014 the volatility assumption was based on the company’s historic volatility.

During the three months ended March 31, 2014, 374,500 stock options were granted with a weighted-average grant date fair value of $19.05. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 50.85 percent, expected dividends of 0 percent, expected term of 6.25 years and a risk-free interest rate of 1.9 percent.

During the three months ended March 31, 2014 and 2013, the Company recognized expense of $1 million related to the Company’s stock options. As of March 31, 2014, there was $13 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 3.08 years. The total aggregate intrinsic value of options outstanding as of March 31, 2014 and 2013 was $36 million and $31 million, respectively.

The following table summarizes the Company’s stock option activity for the three months ended Mar. 31, 2014:

	Three Months Ended Mar. 31, 2014
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	2,748,720	$29.55
Granted	374,500	37.65
Exercised	(212,725)	27.84
Forfeited	(2,925)	36.52

Ending Balance	2,907,570	$30.70

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at Mar. 31, 2014	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price

$13.89-$42.16	2,907,570	5.81	$30.70	2,052,570	4.51	$27.75

Restricted Stock Awards and Restricted Stock Units

The Company has granted restricted stock awards and restricted stock units (collectively referred to as “restricted stock”) under its stockholder approved stock plans. Compensation expense for restricted stock is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the four-year vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2019.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION (continued)

During the three months ended March 31, 2014 and 2013, the Company recognized expense of $4 million related to the Company’s restricted stock. As of March 31, 2014, there was $36 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 3.01 years. The total fair value of shares vested during the three months ended March 31, 2014 and 2013 was $13 million, respectively.

A summary of the status of the Company’s plans that had restricted stock issued as of March 31, 2014, and changes during the three months ended March 31, 2014, are presented below:

	Three Months Ended Mar. 31, 2014
	Number of Shares	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,735,824	$32.49
Granted	455,518	37.78
Vested	(388,629)	33.39
Forfeited	(11,863)	36.28

Ending Balance	1,790,850	$33.61

Performance Stock Awards and Performance Stock Units

The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its long-term incentive plan. Outstanding grants issued in 2013 forward will be fully settled in stock and outstanding grants issued in 2012 will be settled 50 percent in stock and 50 percent in cash. The amount of the stock and/or cash ultimately distributed is contingent on meeting various company or stockholder return goals.

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

In the first three months of 2014, the Company granted PSUs. The 2014 grants vest after a three-year period based on the Company’s total stockholder return relative to the performance of the companies in the S&P 500 Index for the respective three-year period. The amount of stock distributed will vary from 0 percent to 200 percent of PSUs awarded depending on the relative stockholder return performance.

For all PSUs, during the three months ended March 31, 2014 and 2013, the Company recognized an expense of $2 million and $4 million, respectively. As of March 31, 2014, there was $17 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.15 years.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had PSUs issued as of March 31, 2014, and changes during the three months ended March 31, 2014, are presented below:

	Three Months Ended Mar. 31, 2014
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	410,500	$53.04
Granted	248,950	44.43
Forfeited	(6,750)	46.69

Ending Balance	652,700	$49.82

2013 Employee Stock Purchase Plan

Owens Corning Employee Stock Purchase Plan (“ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85 percent of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. There are 1.9 million shares available for purchase under the ESPP as of its approval date. During the three months ended March 31, 2014, the Company had expense of $0.4 million. As of March 31, 2014, there was $1 million of total unrecognized compensation cost related to the ESPP.

15.	EARNINGS PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended Mar. 31,
	2014	2013
Net earnings attributable to Owens Corning	$120	$22

Weighted average number of shares outstanding used for basic earnings per share	117.8	118.5
Non-vested restricted and performance shares	0.4	0.6
Options to purchase common stock	0.5	0.5

Weighted average number of shares outstanding and common equivalent shares used for diluted earnings per share	118.7	119.6

Earnings per common share attributable to Owens Corning common stockholders:

Basic	$1.02	$0.19
Diluted	$1.01	$0.18

Basic earnings per share is calculated by dividing earnings attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	EARNINGS PER SHARE (continued)

On April 25, 2012, the Company announced a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The 2012 Repurchase Program is in addition to the share buy-back program announced August 4, 2010, (the “2010 Repurchase Program” and collectively with the 2012 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. We repurchased 600 thousand shares of the Company’s common stock for $26 million during the first quarter of 2014 under previously announced repurchase programs. As of March 31, 2014, 8 million shares remain available for repurchase under the authorized programs.

For the three months ended March 31, 2014, the number of shares used in the calculation of diluted earnings per share did not include 0.5 million non-vested Restricted and Performance shares, and .7 million of options to purchase common stock due to their anti-dilutive effect.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of March 31, 2014 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$25	$25	$-	$-
Term deposits	6	6	-	-
Derivative assets	3	-	3	-

Total assets	$34	$31	$3	$-

Liabilities:
Derivative liabilities	$(3)	$-	$(3)	$-

Total liabilities	$(3)	$-	$(3)	$-

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2013 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20	$20	$-	$-
Term deposits	2	2	-	-
Derivative assets	1	-	1	-

Total assets	$23	$22	$1	$-

Liabilities:
Derivative liabilities	$(4)	$-	$(4)	$-

Total liabilities	$(4)	$-	$(4)	$-

Cash equivalents and term deposits are included in cash and cash equivalents on the Consolidated Balance Sheets. The Company measures the value of its natural gas hedge contracts and foreign currency forward contracts using Level 2 inputs. The fair value of the Company’s natural gas hedges is determined by a mark to market valuation based on forward curves using observable market prices and the fair value of its foreign currency forward contracts is determined using observable market transactions in over-the-counter markets.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

16.	FAIR VALUE MEASUREMENT (continued)

Items Disclosed at Fair Value

Long-term notes receivable

The fair value of the Company’s long-term notes receivable has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $2 million and $6 million as of March 31, 2014, and December 31, 2013, respectively.

Long-term debt

The fair value of the company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of March 31, 2014, the Company’s 6.50 percent senior notes due 2016 were trading at approximately 112 percent of par value, the 7.00 percent senior notes due 2036 were trading at approximately 113 percent of par value, the 9.00 percent senior notes due 2019 were trading at approximately 126 percent of par value and the 4.20 percent senior notes due 2022 were trading at approximately 101 percent of par value. The Company determined that the book value of the remaining long-term debt instruments approximates market value. This approach, using level 1 inputs and utilizing indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $558 million.

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

Income tax expense for the three months ended March 31, 2014, was a benefit of $39 million. For the first quarter 2014, the Company’s effective tax rate was (48) percent. The difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to the resolution of an uncertain tax position upon receiving final notification from the IRS that it had completed its audit examination for the taxable years 2008 through 2010 and the reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets which cumulatively totaled $78 million. The remaining differences relate to other discrete adjustments in the quarter and the accounting treatment of various locations which are currently in a loss position in the first quarter 2014.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2014 (in millions):

	Cash Flow Hedge Activity	Defined Benefit Pension Plan Activity	OCI Valuation Allowance activity	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2013, net of tax	$-	$(184)	$(115)	$2	$(297)
Amounts classified into AOCI, net of tax	-	4	-	(16)	(12)
Amounts reclassified from AOCI, net of tax	-	(1)	-	-	(1)

Change in AOCI, net of tax	-	3	-	(16)	(13)

Balance as of March 31, 2014, net of tax	$-	$(181)	$(115)	$(14)	$(310)

The following table summarizes the changes in accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2013 (in millions):

	Cash Flow Hedge Activity	Defined Benefit Pension Plan Activity	OCI Valuation Allowance activity	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2012, net of tax	$(1)	$(279)	$(114)	$30	$(364)
Amounts classified into AOCI, net of tax	3	7	1	(21)	(10)
Amounts reclassified from AOCI, net of tax	-	(1)	-	-	(1)

Change in AOCI, net of tax	3	6	1	(21)	(11)

Balance as of March 31, 2013, net of tax	$2	$(273)	$(113)	$9	$(375)

The following table presents the impact and respective location of AOCI reclassifications on the Consolidated Statements of Earnings, net of tax (in millions):

		Three Months Ended Mar. 31,
	Location	2014	2013
Defined benefit pension plan activity	Cost of sales	$(1)	$(1)

Total reclassifications from AOCI		$(1)	$(1)

19.	ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	ACCOUNTING PRONOUNCEMENTS (continued)

Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013. The update does not have a material impact on the Company’s Consolidated Condensed Financial Statements and we have prospectively adopted the standard in fiscal year 2014.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014. The Company does not expect this update to have a material impact on our Consolidated Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 clarifies when companies should release the cumulative translation adjustment (CTA) into net income when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013. The Company does not expect this update to have a material impact on our Consolidated Financial Statements.

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

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$911	$456	$(89)	$1,278
COST OF SALES	-	751	382	(89)	1,044

Gross margin	-	160	74	-	234
OPERATING EXPENSES
Marketing and administrative expenses	32	66	34	-	132
Science and technology expenses	-	15	4	-	19
Charges related to cost reduction actions	-	1	11	-	12
Other (income) expenses, net	(10)	2	(29)	-	(37)

Total operating expenses	22	84	20	-	126

EARNINGS BEFORE INTEREST AND TAXES	(22)	76	54	-	108
Interest expense, net	26	1	-	-	27

EARNINGS BEFORE TAXES	(48)	75	54	-	81
Less: Income tax expense (benefit)	(18)	(13)	(8)	-	(39)
Equity in net earnings of subsidiaries	150	62	-	(212)	-
Equity in net earnings of affiliates	-	-	-	-	-

NET EARNINGS	120	150	62	(212)	120
Less: Net earnings attributable to noncontrolling interests	-	-	-	-	-

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$120	$150	$62	$(212)	$120

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$994	$453	$(97)	$1,350
COST OF SALES	(2)	833	403	(97)	1,137

Gross margin	2	161	50	-	213
OPERATING EXPENSES
Marketing and administrative expenses	33	67	33	-	133
Science and technology expenses	-	14	4	-	18
Charges related to cost reduction actions	-	-	1	-	1
Other (income) expenses, net	(1)	4	1	-	4

Total operating expenses	32	85	39	-	156

EARNINGS BEFORE INTEREST AND TAXES	(30)	76	11	-	57
Interest expense, net	27	-	2	-	29

EARNINGS BEFORE TAXES	(57)	76	9	-	28
Less: Income tax expense (benefit)	(22)	19	9	-	6
Equity in net earnings of subsidiaries	57	-	-	(57)	-
Equity in net earnings of affiliates	-	-	-	-	-

NET EARNINGS	22	57	-	(57)	22
Less: Net earnings attributable to noncontrolling interests	-	-	-	-	-

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$22	$57	$-	$(57)	$22

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$120	$150	$62	$(212)	$120
Currency translation adjustment	(16)	-	-	-	(16)
Pension and other postretirement adjustment (net of tax)	3	-	-	-	3
Deferred income on hedging (net of tax)	-	-	-	-	-

COMPREHENSIVE EARNINGS	107	150	62	(212)	107
Less: Comprehensive earnings attributable to noncontrolling interests	-	-	-	-	-

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$107	$150	$62	$(212)	$107

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$22	$57	$-	$(57)	$22
Currency translation adjustment	(21)	-	-	-	(21)
Pension and other postretirement adjustment (net of tax)	2	-	-	-	2
Deferred income on hedging (net of tax)	2	-	-	-	2

COMPREHENSIVE EARNINGS	5	57	-	(57)	5
Less: Comprehensive earnings attributable to noncontrolling interests	-	-	-	-	-

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$5	$57	$-	$(57)	$5

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2014

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$-	$3	$62	$-	$65
Receivables, less allowances	-	-	942	-	942
Due from affiliates	-	2,615	-	(2,615)	-
Inventories	-	561	349	-	910
Assets held for sale – current	-	-	8	-	8
Other current assets	42	140	116	-	298

Total current assets	42	3,319	1,477	(2,615)	2,223
Investment in subsidiaries	7,366	2,536	558	(10,460)	-
Due from affiliates	-	67	941	(1,008)	-
Property, plant and equipment, net	362	1,303	1,233	-	2,898
Goodwill	-	1,127	39	-	1,166
Intangible assets	-	1,007	265	(233)	1,039
Deferred income taxes	14	371	35	-	420
Other non-current assets	27	61	132	-	220

TOTAL ASSETS	$7,811	$9,791	$4,680	$(14,316)	$7,966

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$69	$498	$390	$-	$957
Due to affiliates	1,425	-	1,190	(2,615)	-
Short-term debt	-	1	24	-	25
Long-term debt – current portion	-	2	2	-	4

Total current liabilities	1,494	501	1,606	(2,615)	986
Long-term debt, net of current portion	2,098	28	232	-	2,358
Due to affiliates	-	941	67	(1,008)	-
Pension plan liability	209	-	115	-	324
Other employee benefits liability	-	222	16	-	238
Deferred income taxes	-	-	27	-	27
Other liabilities	148	175	44	(233)	134
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,936	6,559	1,962	(8,521)	3,936
Accumulated earnings	756	1,365	574	(1,939)	756
Accumulated other comprehensive deficit	(310)	-	-	-	(310)
Cost of common stock in treasury	(521)	-	-	-	(521)

Total Owens Corning stockholders’ equity	3,862	7,924	2,536	(10,460)	3,862
Noncontrolling interests	-	-	37	-	37

Total equity	3,862	7,924	2,573	(10,460)	3,899

TOTAL LIABILITIES AND EQUITY	$7,811	$9,791	$4,680	$(14,316)	$7,966

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$-	$3	$54	$-	$57
Receivables, less allowances	-	-	683	-	683
Due from affiliates	-	2,664	-	(2,664)	-
Inventories	-	487	323	-	810
Assets held for sale – current	-	-	29	-	29
Other current assets	45	140	84	-	269

Total current assets	45	3,294	1,173	(2,664)	1,848
Investment in subsidiaries	7,229	2,558	558	(10,345)	-
Due from affiliates	-	67	959	(1,026)	-
Property, plant and equipment, net	362	1,313	1,257	-	2,932
Goodwill	-	1,127	39	-	1,166
Intangible assets	-	1,015	271	(246)	1,040
Deferred income taxes	14	416	6	-	436
Other non-current assets	31	64	130	-	225

TOTAL ASSETS	$7,681	$9,854	$4,393	$(14,281)	$7,647

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15	$608	$365	$-	$988
Due to affiliates	1,688	-	976	(2,664)	-
Short-term debt	-	-	1	-	1
Long-term debt – current portion	-	2	1	-	3

Total current liabilities	1,703	610	1,343	(2,664)	992
Long-term debt, net of current portion	1,814	26	184	-	2,024
Due to affiliates	-	959	67	(1,026)	-
Pension plan liability	213	-	123	-	336
Other employee benefits liability	-	226	16	-	242
Deferred income taxes	-	-	23	-	23
Other liabilities	158	246	42	(246)	200
OWENS CORNING STOCKHOLDERS’ EQUITY	-	-	-	-	-
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,938	6,572	2,045	(8,617)	3,938
Accumulated earnings	655	1,215	513	(1,728)	655
Accumulated other comprehensive deficit	(297)	-	-	-	(297)
Cost of common stock in treasury	(504)	-	-	-	(504)

Total Owens Corning stockholders’ equity	3,793	7,787	2,558	(10,345)	3,793
Noncontrolling interests	-	-	37	-	37

Total equity	3,793	7,787	2,595	(10,345)	3,830

TOTAL LIABILITIES AND EQUITY	$7,681	$9,854	$4,393	$(14,281)	$7,647

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$-	$(222)	$(50)	$-	$(272)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment (including alloy)	(3)	(26)	(22)	-	(51)
Closing costs related to sale of Hangzhou, China facility	-	-	(3)	-	(3)

Net cash flow used for investing activities	(3)	(26)	(25)	-	(54)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	433	-	51	-	484
Payments on senior revolving credit and receivables securitization facilities	(149)	-	-	-	(149)
Net increase in short-term debt	-	1	23	-	24
Purchases of treasury stock	(29)	-	-	-	(29)
Other intercompany loans	(257)	247	10	-	-
Other	5	-	-	-	5

Net cash flow provided by financing activities	3	248	84	-	335

Effect of exchange rate changes on cash	-	-	(1)	-	(1)

Net increase in cash and cash equivalents	-	-	8	-	8
Cash and cash equivalents at beginning of period	-	3	54	-	57

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$3	$62	$-	$65

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$(1)	$(199)	$21	$-	$(179)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(2)	(26)	(17)	-	(45)
Closing costs related to sale of Hangzhou, China facility	-	-	-	-	-

Net cash flow used for investing activities	(2)	(26)	(17)	-	(45)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	485	-	73	-	558
Payments on senior revolving credit and receivables securitization facilities	(304)	-	(27)	-	(331)
Net increase in short-term debt	-	-	5	-	5
Purchase of treasury stock	(8)	-	-	-	(8)
Other intercompany loans	(178)	224	(46)	-	-
Other	8	-	-	-	8

Net cash flow provided by financing activities	3	224	5	-	232

Effect of exchange rate changes on cash	-	-	(1)	-	(1)

Net increase in cash and cash equivalents	-	(1)	8	-	7
Cash and cash equivalents at beginning of period	-	3	52	-	55

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$2	$60	$-	$62

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We reported $108 million in earnings before interest and taxes (“EBIT”) for the first quarter 2014. We generated $77 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the first quarter 2014. First quarter EBIT in our Building Materials segment decreased by $17 million and EBIT in our Composites segment increased by $18 million compared to the same period in 2013.

In the first quarter of 2014, we have adjusted $31 million of net gains out of reported EBIT to arrive at adjusted EBIT. The closure of the previously announced sale of our Hangzhou, China Composites glass reinforcements facility resulted in a gain of $45 million (see further discussion of this action in Note 7 of the Consolidated Financial Statements). This gain was partially offset by $14 million of charges; $12 million of which related to cost reduction actions in our Composites segment and $2 million related to final clean up costs associated with the repair of our Kearny, New Jersey manufacturing facility that was damaged by the October 2012 Hurricane Sandy (see further discussion of these items in Note 10 and 13 of the Consolidated Financial Statements). See below for further information regarding adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning.

In our Composites segment, EBIT in the first quarter 2014 was $27 million compared to $9 million in the same period in 2013. The increase was primarily driven by higher selling prices and improved operating performance.

In our Building Materials segment, EBIT in the first quarter 2014 was $81 million, compared to $98 million in the same period in 2013. In the first quarter, our insulation business reported its 11th consecutive quarter of EBIT improvement despite challenging weather conditions in North America. In our Roofing business, EBIT decreased $39 million compared to the same period in 2013 due to lower than expected sales volumes. Our Insulation business increased EBIT $22 million compared to the same period in 2013 primarily on higher selling prices.

We maintain a strong balance sheet with ample liquidity. We have access to an $800 million senior revolving credit facility with a November 2018 maturity date and a $250 million receivables securitization facility with a July 2016 maturity date. We have no significant debt maturities before 2016.

Due to the normal seasonality of our business, we typically have negative cash flow from operations in the first half of the year. During the first quarter 2014, we used $272 million in cash flow from operating activities compared to $179 million over the same period of 2013. The increase in cash used for operating activities was driven by an increase in working capital.

We repurchased 0.6 million shares of the Company’s common stock for $26 million during the first quarter of 2014 under previously announced repurchase programs. As of March 31, 2014, 8 million shares remain available for repurchase under the authorized programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended Mar. 31,
	2014	2013
Net sales	$1,278	$1,350
Gross margin	$234	$213
% of net sales	18%	16%
Charges related to cost reduction actions	$12	$1
Earnings before interest and taxes	$108	$57
Interest expense, net	$27	$29
Income tax expense	$(39)	$6
Net earnings attributable to Owens Corning	$120	$22

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

Net sales were $72 million lower in the first quarter 2014 compared to the first quarter 2013 driven primarily by lower sales volumes in our Roofing business partially offset by higher selling prices in our Composites and Insulation businesses.

GROSS MARGIN

Gross margin as a percentage of sales was higher in the first quarter 2014 as compared to the first quarter 2013 due to higher contribution margins in our Composites and Insulation businesses. In addition, first quarter 2013 gross margin included $11 million of charges resulting from net losses related to Hurricane Sandy and $8 million of charges related to our 2012 restructuring actions. No charges related to Hurricane Sandy or our 2012 restructuring actions were included in gross margin in the first quarter 2014.

CHARGES RELATED TO COST REDUCTION ACTIONS

In the first quarter of 2014, we took actions to reduce costs throughout our global Composites network. As a result of these actions, we recognized $11 million in severance charges and $3 million in contract termination charges for the first quarter 2014. These charges were partially offset by a $2 million decrease in severance related to the divestiture of our Hangzhou, China Composites facility. The net charges related to cost reduction actions in the first quarter of 2014 were $12 million.

During 2012, we took actions to improve the competitive position of our global Composites manufacturing network through the closure or optimization of certain facilities, with our most significant actions taking place in France, Spain and Italy. These actions were primarily due to market conditions that led to lower capacity requirements within the European region. As a result of these actions, in addition to the charges recorded in cost of sales discussed above, we recognized $1 million in severance charges for the first quarter 2013. The total charges related to cost reduction actions and related items in the first quarter of 2013 were $9 million.

EARNINGS BEFORE INTEREST AND TAXES

EBIT increased by $51 million for the first quarter 2014 compared to the same period in 2013. First quarter EBIT in our Building Materials segment decreased by $17 million and first quarter EBIT in our Composites segment increased by $18 million compared to the same period in 2013. Corporate EBIT in the first quarter increased by $50 million, due primarily to the gain on the sale of our Hangzhou, China Composites glass reinforcements facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE, NET

Net interest expense for the first quarter 2014 was $2 million lower than in 2013 due to lower variable interest rates and higher interest income.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense for the three months ended March 31, 2014, was a benefit of $39 million. The effective tax rate for the three months ended March 31, 2014 was (48) percent. The difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to the Company recording a tax benefit of $78 million relating to the resolution of an uncertain tax position and a valuation allowance recorded in prior years against certain European net deferred tax assets. The resolution of an uncertain tax position was the result of the Company receiving final notification from the IRS in the first quarter that it had completed its audit examination for the taxable years 2008 through 2010. The valuation allowance was reversed during the first quarter based on the weight of the first quarter earnings resulting in positive cumulative earnings in recent years and the Company’s forecast which indicates that the positive earnings trend will continue. The remaining differences relate to other discrete adjustments in the quarter and the accounting treatment of various locations which are currently in a loss position in the first quarter 2014.

We estimate that the effective tax rate on adjusted earnings for the full year 2014 will be in the range of 28 to 30 percent excluding the resolution of a significant uncertain tax position and the reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets. The difference between the effective tax rate range of 28 to 30 percent and the statutory rate of 35 percent is primarily attributable to lower foreign tax rates and various tax planning initiatives.

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

Adjusting items are shown in the table below (in millions):

	Three Months Ended Mar. 31,
	2014	2013
Gain on sale of Hangzhou, China facility	$45	$-
Charges related to cost reduction actions and related items	(12)	(9)
Net loss related to Hurricane Sandy	(2)	(11)

Total adjusting items gain (loss)	$31	$(20)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended Mar. 31,
	2014	2013
NET EARNINGS ATTRIBUTABLE TO
OWENS CORNING	$120	$22
Less: Net earnings attributable to noncontrolling interests	-	-

NET EARNINGS	120	22
Income tax expense (benefit)	(39)	6

EARNINGS BEFORE TAXES	81	28
Interest expense, net	27	29

EARNINGS BEFORE INTEREST AND TAXES	108	57
Adjusting items from above gain (loss)	31	(20)

ADJUSTED EBIT	$77	$77

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

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended Mar. 31,
	2014	2013
Net sales	$477	$459
% change from prior year	4%	-4%
EBIT	$27	$9
EBIT as a % of net sales	6%	2%
Depreciation and amortization expense	$34	$32

NET SALES

Net sales in our Composites business increased $18 million for the three months ended March 31, 2014 compared to the same period in 2013. Favorable customer mix and higher selling prices contributed about equally to the increase in net sales. Slightly higher volumes in our downstream businesses were offset by the impact of translating sales denominated in foreign currencies into United States dollars.

EBIT

In our Composites business, EBIT increased $18 million for the first quarter 2014 compared to the same period in 2013. For the quarter, the increase in EBIT was driven about equally by higher selling prices and improved operating performance. Favorable mix and lower selling and administrative expenses were offset by inflation and higher plant rebuild costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. For the remainder of 2014, we continue to expect moderate global industrial production growth.

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Building Materials segment and our businesses within this segment (in millions):

	Three Months Ended Mar. 31,
	2014	2013
Net sales
Insulation	$355	$330
Roofing	497	607

Total Building Materials	$852	$937
% change from prior year	-9%	2%

EBIT
Insulation	$1	$(21)
Roofing	80	119

Total Building Materials	$81	$98
EBIT as a % of net sales	10%	10%

Depreciation and amortization expense
Insulation	$25	$26
Roofing	9	10

Total Building Materials	$34	$36

NET SALES

Net sales in our Building Materials segment were $85 million lower in the first quarter 2014 compared to the same period in 2013. For the quarter, net sales decreased due primarily to lower sales volumes in our Roofing business partially offset by higher selling prices in our Insulation business.

In our Roofing business, net sales in the first quarter of 2014 were $110 million lower for the three months ended March 31, 2014 compared to the same period in 2013. The decline in sales was driven by lower sales volumes.

In our Insulation business, net sales were $25 million higher for the three months ended March 31, 2014 compared to the same period in 2013. Higher selling prices contributed approximately $17 million in the first quarter and the remaining increase was primarily driven by $13 million of increased sales related to our second quarter 2013 acquisition of Thermafiber Inc. partially offset by slightly lower sales volumes.

EBIT

EBIT for our Building Materials segment was $17 million lower in the first quarter 2014, compared to the same period in 2013.

In our Roofing business, EBIT was $39 million lower for the three months ended March 31, 2014 compared to the same period in 2013. For the quarter, lower sales volumes drove the majority of the decrease with the remaining decrease being driven by inflation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In our Insulation business, EBIT increased by $22 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase was driven primarily by higher selling prices, including their impact on our ability to fully capitalize manufacturing costs in inventory. The benefit of higher capacity utilization was offset primarily by inflation related to energy costs.

OUTLOOK

The average Seasonally Adjusted Annual Rate (“SAAR”) of United States housing starts was approximately 925 thousand starts, down slightly from a first quarter average of approximately 957 thousand starts in the first quarter of 2013. While the information on United States housing starts has been trending positively over the past couple of years, the timing and pace of recovery of the United States housing market remains uncertain.

In our roofing business, we expect the factors that have driven strong margins in recent years will continue to deliver profitability. Our weaker than expected first quarter volumes add some additional risk to our financial outlook. Other uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

The Company expects our Insulation business to continue to benefit from an overall strengthening of the U.S. housing market, improved pricing, and higher capacity utilization. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended Mar. 31,
	2014	2013
Gain on sale of Hangzhou manufacturing facility	$45	$-
Charges related to cost reduction actions and related items	(12)	(9)
Net loss related to Hurricane Sandy	(2)	(11)
General corporate expense and other	(31)	(30)

EBIT	$-	$(50)

Depreciation and amortization	$8	$10

EBIT

In Corporate, Other and Eliminations, EBIT for the three months ended March 31, 2014 was $50 million higher compared to the same period in 2013. In the first quarter, we recorded a $45 million gain related to the sale of our Hangzhou, China facility and an additional $2 million in property damage and related charges as a result of Hurricane Sandy’s impact on our Roofing facility in Kearny, New Jersey. We also incurred a net $12 million in charges related to cost reduction actions, primarily related to reducing costs throughout our global Composites network. These charges consist primarily of severance and contract termination charges.

Depreciation and amortization for the first quarter 2014 was $8 million compared to $10 million in the first quarter of 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We have an $800 million senior revolving credit facility and a $250 million receivables securitization facility, which serve as our primary sources of liquidity. Our senior revolving credit facility matures in November 2018 and our receivables securitization facility matures in July 2016. In November 2013, we amended the $800 million senior revolving credit facility to extend its maturity to November 2018 and reduce the letters of credit sublimit to $100 million. In July 2013, we amended the receivables securitization facility to extend its maturity to July 2016 and to reduce the size of the facility to $200 million during the months of November, December, and January each year. We have no significant debt maturities before 2016. As of March 31, 2014, the receivables securitization facility was fully utilized and we had $500 million available on the senior revolving credit facility. As of March 31, 2014, we had $2.4 billion of total debt and cash-on-hand of $65 million.

Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of March 31, 2014, we had approximately $57 million in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested.

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

We have an outstanding share repurchase authorization and will evaluate and consider repurchasing shares of our common stock as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity or generated proceeds.

We are closely monitoring changes in the operating condition of our customers for the potential impact on our operating results. To date, changes in the operating condition of our customers have not had a material adverse impact on our operating results; however, it is possible that we could experience material losses in the future if current economic conditions worsen.

The credit agreements applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of these types. The senior revolving credit facility and the securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of March 31, 2014.

Cash Flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended Mar. 31,
	2014	2013
Cash balance	$65	$62
Cash used for operating activities	$(272)	$(179)
Cash used for investing activities	$(54)	$(45)
Cash provided by financing activities	$335	$232
Unused committed credit available under the senior revolving credit facility	$500	$542

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating activities: For the first quarter 2014, we used $272 million of cash from operations compared to $179 million in the same period in 2013. The increased in cash used for operating activities was primarily driven by an increase in working capital.

Investing activities: Cash used for investing activities was $9 million higher for the three months ended March 31, 2014 compared to the first three months in 2013. Capital spending was slightly higher than the prior year and we had $3 million closing costs related to the sale of our Hangzhou, China Composites facility.

Financing activities: Cash provided by financing activities was $103 million higher for the three months ended March 31, 2014 compared to the first three months of 2013 due primarily to our cash needs for working capital and investing activities.

2014 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2014 are expected to be approximately $400 million, including an estimated $65 million for the start of construction of a previously announced non-woven facility. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Tax Net Operating Losses

Upon emergence and subsequent to the distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of March 31, 2014 and December 31, 2013, our federal tax net operating losses remaining were $2.1 billion and $2.2 billion respectively. The federal net operating losses decreased from prior year based on our estimate of 2014 YTD taxable income. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50 percent or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

In addition to the United States net operating losses described above, we have net operating losses in various state and foreign jurisdictions which totaled $2.4 billion and $0.9 billion as of March 31, 2014, respectively and $2.5 billion and $0.9 billion as of December 31, 2013, respectively. The state net operating losses decreased from prior year based on our estimate of 2014 YTD taxable income. The evaluation of the amount of net operating losses expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. In assessing the realizability of our deferred tax assets, we have not relied on any material future tax planning strategies. We have forecasted future results using estimates management believes to be reasonable, which are based on independent evidence such as expected trends resulting from certain leading economic indicators such as global industrial production and new U.S. residential housing starts. In order to fully utilize our net operating losses, we estimate that the Company will need to generate future federal, state and foreign earnings before taxes of approximately $2.7 billion, $2.8 billion and $0.9 billion, respectively. Management believes the Company will generate sufficient future taxable income within the statutory limitations in order to fully realize the carrying value of its U.S. federal net operating losses. As of March 31, 2014, a valuation allowance exsists for certain state and foreign jurisdictions’ net operating loss carryforwards.

The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management’s forecasts. Should we determine that it is likely that our deferred income tax assets are not realizable, we would be required to reduce our deferred tax assets reflected on our Consolidated Financial Statements to the net realizable amount by establishing an accounting valuation allowance and recording a corresponding charge to current earnings. Such adjustments could be material to the financial statements. To date, we have recorded valuation allowances against certain of these deferred tax assets totaling $239 million as of March 31, 2014. In assessing the realizability of our deferred tax assets, we have not relied on any material future tax planning strategies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Pension Contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $14 million and $12 million to the plans during the three months ended March 31, 2014 and 2013, respectively. The Company expects to contribute $55 million in cash to its global pension plans during 2014. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

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

Contractual Obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. During the three months ended March 31, 2014, there were no material changes to such contractual obligations outside the ordinary course of our business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended March 31, 2014 our RIR was 0.49 as compared to 0.64 in the same period a year ago.

ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013. The update does not have a material impact on the Company’s Consolidated Condensed Financial Statements and we have prospectively adopted the standard in fiscal year 2014.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014. The Company does not expect this update to have a material impact on our Consolidated Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 clarifies when companies should release the cumulative translation adjustment (CTA) into net income when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013. The Company does not expect this update to have a material impact on our Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At March 31, 2014, we had environmental remediation liabilities as a PRP at 21 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2014, our reserve for such liabilities was $4 million.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS (continued)

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

Please refer to the Company’s 2013 annual report on Form 10-K for the Company’s quantitative and qualitative disclosures about market risk.

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

There have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2014	-		$-	-	8,600,000
February 1-28, 2014	277,946		41.31	135,000	8,465,000
March 1-31, 2014	465,149		43.47	465,000	8,000,000

Total	743,095	*	$42.66	600,000	8,000,000

*	The Company retained 143,095 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On April 25, 2012, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning’s outstanding common stock. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

At the 2014 Annual Meeting of Stockholders of the Company held on April 17, 2014, Company stockholders cast their votes as described below on four proposals described in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on March 13, 2014.

Proposal 1

The following directors were elected to serve until the 2017 Annual Meeting of Stockholders and until their successors are elected and qualified pursuant to the following vote:

Name	For	Withheld	Broker Non-Votes
Ann Iverson	95,615,657	3,385,919	8,627,802
Edward F. Lonergan	95,199,747	3,801,829	8,627,802
John D. Williams	98,790,485	211,091	8,627,802

Proposal 2

Company stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2014 pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
107,157,626	366,426	105,326	0

Proposal 3

Company stockholders approved amendments to the Company’s Bylaws and Certificate of Incorporation to declassify the Board of Directors pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
98,640,194	159,600	201,782	8,627,802

Proposal 4

Company stockholders approved, on an advisory basis, the 2013 compensation paid to the Company’s named executive officers pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
66,443,610	32,063,506	494,460	8,627,802

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	April 23, 2014	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	April 23, 2014	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (filed herewith).

3.2	Amended and Restated Bylaws (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase