Form 10-Q
period 2014-06-30
Owens Corning
filed 2014-07-23
CIK 1370946

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes ☐             No ☑

As of July 15, 2014, 117,582,610 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET SALES	$1,355	$1,347	$2,633	$2,697
COST OF SALES	1,107	1,080	2,151	2,217

Gross margin	248	267	482	480
OPERATING EXPENSES
Marketing and administrative expenses	130	134	262	267
Science and technology expenses	20	20	39	38
Charges related to cost reduction actions	-	1	12	2
Other (income) expenses, net	25	(6)	(12)	(2)

Total operating expenses	175	149	301	305

EARNINGS BEFORE INTEREST AND TAXES	73	118	181	175
Interest expense, net	31	29	58	58

EARNINGS BEFORE TAXES	42	89	123	117
Less: Income tax expense (benefit)	21	39	(18)	45
Equity in net earnings of affiliates	1	-	1	-

NET EARNINGS	22	50	142	72
Less: Net earnings attributable to noncontrolling interests	1	1	1	1

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$21	$49	$141	$71

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.18	$0.41	$1.20	$0.60
Diluted	$0.18	$0.41	$1.19	$0.59
Dividend	$0.16	$-	$0.32	$-
WEIGHTED AVERAGE COMMON SHARES
Basic	117.4	119.1	117.6	118.8
Diluted	118.3	120.4	118.5	119.9

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET EARNINGS	$22	$50	$142	$72
Currency translation adjustment	11	(24)	(5)	(45)
Pension and other postretirement adjustment (net of tax of $ (1), $(2), $(5), and $(5) for the three and six months ended June 30, 2014 and 2013, respectively)	(1)	7	2	9
Deferred loss on hedging (net of tax of $1, $1, $1 and $(1) for the three and six month ended June 30, 2014 and 2013, respectively)	(1)	(2)	(1)	-

COMPREHENSIVE EARNINGS	31	31	138	36
Less: Comprehensive earnings attributable to noncontrolling interests	1	1	1	1

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$30	$30	$137	$35

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

ASSETS	June 30, 2014	Dec. 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$81	$57
Receivables, less allowances of $13 at June 30, 2014, and $14 at Dec. 31, 2013	848	683
Inventories	886	810
Assets held for sale – current	14	29
Other current assets	231	269

Total current assets	2,060	1,848
Property, plant and equipment, net	2,913	2,932
Goodwill	1,166	1,166
Intangible assets	1,026	1,040
Deferred income taxes	406	436
Other non-current assets	225	225

TOTAL ASSETS	$7,796	$7,647

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$880	$988
Short-term debt	17	1
Liabilities held for sale – current	4	-
Long-term debt – current portion	4	3

Total current liabilities	905	992
Long-term debt, net of current portion	2,271	2,024
Pension plan liability	316	336
Other employee benefits liability	234	242
Deferred income taxes	28	23
Other liabilities	131	200
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	-	-
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,939	3,938
Accumulated earnings	758	655
Accumulated other comprehensive deficit	(301)	(297)
Cost of common stock in treasury (c)	(524)	(504)

Total Owens Corning stockholders’ equity	3,873	3,793
Noncontrolling interests	38	37

Total equity	3,911	3,830

TOTAL LIABILITIES AND EQUITY	$7,796	$7,647

(a)	10 shares authorized; none issued or outstanding at June 30, 2014, and Dec. 31, 2013
(b)	400 shares authorized; 135.5 issued and 117.6 outstanding at June 30, 2014; 135.5 issued and 117.8 outstanding at Dec. 31, 2013
(c)	17.9 shares at June 30, 2014, and 17.7 shares at Dec. 31, 2013

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Six Months Ended June 30,
	2014	2013
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings	$142	$72
Adjustments to reconcile net earnings to cash used for operating activities:
Depreciation and amortization	154	157
Gain on sale of fixed assets	(47)	-
Impairment loss on European Stone Business	19	-
Deferred income taxes	(29)	37
Provision for pension and other employee benefits liabilities	9	18
Stock-based compensation expense	14	14
Other non-cash	(13)	(12)
Change in working capital	(336)	(254)
Pension fund contribution	(24)	(20)
Payments for other employee benefits liabilities	(12)	(11)
Other	6	(16)

Net cash flow used for operating activities	(117)	(15)

NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment (including alloy)	(142)	(125)
Proceeds from the sale of assets (including alloy) or affiliates, net	77	-
Investment in subsidiaries and affiliates, net of cash acquired	-	(52)
Proceeds from Hurricane Sandy insurance claims	-	15

Net cash flow used for investing activities	(65)	(162)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	769	799
Payments on senior revolving credit and receivables securitization facilities	(522)	(621)
Payments on long-term debt	(1)	(1)
Net increase in short-term debt	16	15
Cash dividends paid	(19)	-
Purchases of treasury stock	(44)	(9)
Other	7	14

Net cash flow provided by financing activities	206	197

Effect of exchange rate changes on cash	-	(3)

Net increase in cash and cash equivalents	24	17
Cash and cash equivalents at beginning of period	57	55

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81	$72

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

During the six months ended June 30, 2014, the Company determined that cash flows from operating activities and cash flows used in financing activities were overstated by $3 million, $5 million and $11 million for the periods ended June 30, 2013, September 30, 2013 and December 31, 2013, respectively, due to the misclassification of non-cash debt fair value hedge adjustments. The effect of the misclassification was not material to any previously issued financial statements. The Consolidated Statement of Cash Flows for the six months ended June 30, 2013 has been revised to reduce cash flows from operating activities and cash flows used in financing activities by $3 million. Cash flow information for the periods ended September 30, 2013 and December 31, 2013 will be revised the next time comparative Consolidated Statements of Cash Flows are filed.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reportable Segments
Composites	$505	$472	$982	$931
Building Materials	884	923	1,736	1,860

Total reportable segments	1,389	1,395	2,718	2,791
Corporate eliminations	(34)	(48)	(85)	(94)

NET SALES	$1,355	$1,347	$2,633	$2,697

External Customer Sales by Geographic Region
United States	$899	$924	$1,788	$1,888
Europe	160	139	309	277
Asia Pacific	169	161	306	299
Other	127	123	230	233

NET SALES	$1,355	$1,347	$2,633	$2,697

Sales by Product Group
Composites	$505	$472	$982	$931
Insulation	447	415	802	745
Roofing	437	508	934	1,115
Corporate Eliminations	(34)	(48)	(85)	(94)

NET SALES	$1,355	$1,347	$2,633	$2,697

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2.	SEGMENT INFORMATION (continued)

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

The following table summarizes EBIT by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reportable Segments
Composites	$37	$32	$64	$41
Building Materials	80	120	161	218

Total reportable segments	$117	$152	$225	$259

Corporate, Other and Eliminations
Impairment loss on European Stone Business	$(19)	$-	$(19)	$-
Net loss related to Hurricane Sandy	(4)	(3)	(6)	(14)
Gain on sale of Hangzhou, China facility	-	-	45	-
Charges related to cost reduction actions and related items (a)	-	(3)	(12)	(12)
General corporate expense and other	(21)	(28)	(52)	(58)

EBIT	$73	$118	$181	$175

(a)	For the three months ended June 30, 2013, includes $1 million of charges related to cost reduction actions and $2 million of other related items. For the six months ended June 30, 2014 and 2013, includes $12 million and $2 million, respectively, of charges related to cost reduction actions. The six month period ended June 30, 2013 also includes $10 million of other related items.

3.	INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2014	Dec. 31, 2013
Finished goods	$642	$580
Materials and supplies	244	230

Total inventories	$886	$810

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2014, and December 31, 2013, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	June 30, 2014	Dec. 31, 2013
Derivative assets designated as hedging instruments:
Cash flow hedges:

Natural gas, electricity and foreign exchange contracts	Other current assets	$-	$1
Amount of gain recognized in OCI (effective portion)	OCI	$-	$1

Fair value hedges:
Interest rate swaps	Other non-current assets	$1	$-

Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas and electricity	Accounts payable and accrued liabilities	$1	$-
Amount of loss recognized in OCI (effective portion)	OCI	$1	$-

Fair value hedges:

Interest rate swaps	Other Liabilities	$-	$3

Derivative assets not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1	$-

Derivative liabilities not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$1	$1

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2014	2013	2014	2013
Derivative activity designated as hedging instruments:
Natural gas and electricity:
Amount of (gain) loss reclassified from OCI into earnings (effective portion)	Cost of sales	$-	$(1)	$(1)	$(1)

Interest rate swaps:
Amount of loss recognized in earnings	Interest expense	$1	$-	$1	$-

Derivative activity not designated as hedging instruments:
Natural gas and electricity:
Amount of loss recognized in earnings	Other (income) expenses, net	$-	$1	$-	$-

Foreign currency exchange contract:
Amount of loss recognized in earnings (a)	Other (income) expenses, net	$ 2	$ 2	$ 1	$ 10

(a)	Losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated balance sheet exposures, which were also recorded in other (income) expenses, net.

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

As of June 30, 2014, $1 million of losses included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.

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

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

June 30, 2014	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$168	$(67)	$101
Technology	20	193	(78)	115
Franchise and other agreements	11	41	(17)	24
Indefinite-lived intangible assets:
Trademarks		786	-	786

Total intangible assets		$1,188	$(162)	$1,026

Goodwill		$1,166

Dec. 31, 2013	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$181	$(68)	$113
Technology	20	194	(74)	120
Franchise and other agreements	14	37	(16)	21
Indefinite-lived intangible assets:
Trademarks		786	-	786

Total intangible assets		$1,198	$(158)	$1,040

Goodwill		$1,166

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Other Intangible Assets

The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $22 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.

Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the second quarter of 2014.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	June 30, 2014	Dec. 31, 2013
Land	$212	$210
Buildings and leasehold improvements	826	811
Machinery and equipment	3,428	3,353
Construction in progress	171	173

	4,637	4,547
Accumulated depreciation	(1,724)	(1,615)

Property, plant and equipment, net	$2,913	$2,932

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 17 percent of total machinery and equipment as of June 30, 2014, and December 31, 2013. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3 percent of the outstanding carrying value.

7.	DIVESTITURES

In the second quarter of 2014, the Company received final payment of $44 million related to the previously announced fourth quarter 2010 sale of our Masonry Products business to Boral Industries Ltd (“Boral”), an unrelated third party.

On June 30, 2014 the Company entered into an agreement to sell its Building Materials European Stone business to an unrelated third party. As a result of this agreement, the Company has recognized a pre-tax charge of $19 million for asset impairments and recorded the assets and liabilities related to the business as held for sale on the Consolidated Balance Sheets. The $19 million charge was recorded as other (income) expenses, net on the Consolidated Statements of Earnings.

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

in Hangzhou (“Hangzhou Government”), both of which are unrelated third party government entities. In the first quarter of 2014, the Company returned the land to the Hangzhou Government and recorded a net gain of $45 million, which is recorded in Other (income) expenses, net on the Consolidated Statements of Earnings for the sixth month period ended June 30, 2014. The balance of the compensation, approximately $35 million has been recorded in Other current assets on the Consolidated Balance Sheets. In accordance with the terms of the contract, the Company received its third payment of $21 million on April 9, 2014. The final $14 million payment is due upon the Hangzhou government’s completion of demolition activities, currently forecast for the second half of 2014.

8.	ASSETS HELD FOR SALE

As discussed in Note 7, the Company signed an agreement to sell its European Stone business. The sale is expected to close in the third quarter of 2014. The assets and liabilities held for sale related to this business consisted of $6 million of Receivables and $4 million of Accounts payable and accrued liabilities.

During 2013, the Company closed its Vado, Italy facility. The assets held for sale consisted of $8 million of Property, Plant and Equipment. There were no other assets or liabilities held for sale related to these facilities as of June 30, 2014.

9.	WARRANTIES

The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Six Months Ended June 30, 2014
Beginning balance	$41
Amounts accrued for current year	12
Settlements of warranty claims	(14)

Ending balance	$39

10.	COST REDUCTION ACTIONS

2014 Cost Reduction Actions

We took actions in 2014 to reduce costs in our Composites segment. These actions related to global workforce reductions and the termination of a contract with a utility services provider. In conjunction with these actions, the Company recorded $14 million in charges related to cost reduction actions for the six months ended June 30, 2014, of which $11 million is related to severance and $3 million is related to contract termination charges. Both items were recorded in the first quarter of 2014 and have been reported in charges related to cost reduction actions on the Consolidated Statements of Earnings.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

10.	COST REDUCTION ACTIONS (continued)

The following table summarizes the status of the unpaid accrued liabilities from the Company’s 2014 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2013	Costs Incurred	Payments	Ending Balance June 30, 2014	Cumulative Charges Incurred
Severance	$-	$11	$1	$10	$11
Contract termination	-	3	3	-	3

Total	$-	$14	$4	$10	$14

2013 Cost Reduction Actions

As a result of the Company’s decision to divest its Composites glass reinforcements facility in Hangzhou, Peoples Republic of China discussed in Note 7 above to the Consolidated Financial Statements, we recorded $6 million in charges related to cost reduction actions on the Consolidated Statements of Earnings for the year ended December 31, 2013. In the first quarter of 2014, the Company revised its estimated total severance costs of this action by $2 million. There were no additional costs incurred in the second quarter of 2014.

The following table summarizes the status of the unpaid accrued liabilities from the Company’s 2013 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2013	Costs Incurred	Payments	Ending Balance June 30, 2014	Cumulative Charges Incurred
Severance	$6	$(2)	$4	$-	$4

Total	$6	$(2)	$4	$-	$4

2012 Cost Reduction Actions

The following table summarizes the status of the unpaid accrued liabilities from the Company’s 2012 cost reduction actions (in millions):

	Beginning Balance Dec. 31, 2013	Costs Incurred	Payments	Ending Balance June 30, 2014	Cumulative Charges Incurred
Severance	$26	$-	$17	$9	$53

Total	$26	$-	$17	$9	$53

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

11.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	June 30, 2014	Dec. 31, 2013
6.50% senior notes, net of discount, due 2016	$400	$400
9.00% senior notes, net of discount, due 2019	248	248
4.20% senior notes, net of discount, due 2022	599	599
7.00% senior notes, net of discount, due 2036	540	540
Accounts receivable securitization facility, maturing in 2016	212	162
Senior revolving credit facility, maturing in 2018	209	12
Various capital leases, due through and beyond 2050	49	49
Various floating rate debt, maturing through 2027	1	1
Fair value adjustment to debt	17	16

Total long-term debt	2,275	2,027
Less – current portion	4	3

Long-term debt, net of current portion	$2,271	$2,024

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

Collectively, the notes above are referred to as the “Senior Notes”. The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company.

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

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2014.

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

Senior Credit Facility

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

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of June 30, 2014.

The Company had $4 million of letters of credit outstanding under the Senior Revolving Credit Facility at June 30, 2014.

Receivables Securitization Facility

Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivables Purchase Agreement (the “RPA”) that are accounted for as secured borrowings in accordance with ASC 860, Accounting for Transfers and Servicing. Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility was amended in the third quarter of 2013 to extend maturity to July 2016 and reduce the size of the facility to $200 million during the months of November, December, and January each year. At June 30, 2014, the Company utilized the full amount permitted under the terms of the RPA. The Company had $38 million of letters of credit outstanding under the receivables securitization facility at June 30, 2014.

The RPA contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of June 30, 2014.

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

Short-Term Debt

At June 30, 2014 and December 31, 2013, short-term borrowings were $17 million and $1 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. The weighted average interest rate on short-term borrowings was approximately 4.9 percent for June 30, 2014, and 2.2 percent for December 31, 2013.

12.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

The Company sponsors defined benefit pension plans. Under the plans, pension benefits are based on an employee’s years of service and, for certain categories of employees, qualifying compensation. Company contributions to these pension plans are determined by an independent actuary to meet or exceed minimum funding requirements. In our Non-U.S. plans, the unrecognized cost of any retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits. In our U.S. plans, the unrecognized cost of any retroactive amendments and actuarial gains and losses are amortized over the average remaining life expectancy of the inactive participants as substantially all of the plan participants are inactive.

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$2	$4	$3	$2	$5
Interest cost	12	6	18	11	6	17
Expected return on plan assets	(15)	(7)	(22)	(15)	(6)	(21)
Amortization of actuarial loss	3	-	3	3	2	5

Net periodic pension cost	$2	$1	$3	$2	$4	$6

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$4	$3	$7	$5	$4	$9
Interest cost	24	12	36	22	11	33
Expected return on plan assets	(29)	(14)	(43)	(30)	(12)	(42)
Amortization of actuarial loss	5	1	6	7	3	10

Net periodic pension cost	$4	$2	$6	$4	$6	$10

The Company expects to contribute approximately $35 million in cash to the United States Pension Plans and another $20 million to non-United States plans during 2014. The Company made cash contributions of approximately $24 million to the plans during the six months ended June 30, 2014.

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

The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$-	$-	$1	$1
Interest cost	2	3	5	5
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of actuarial gain	-	-	(1)	-

Net periodic benefit cost	$1	$2	$3	$4

13.	CONTINGENT LIABILITIES AND OTHER MATTERS

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

Environmental Matters

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At June 30, 2014, we had environmental remediation liabilities as a PRP at 21 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2014, our reserve for such liabilities was $4 million.

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

For the three month and six month periods ended June 30, 2014, the Company incurred an additional $4 million and $6 million, respectively, in losses related to clean-up activities. For the three months ended June 30, 2014, $3 million has been reported in Other (income) expenses, net and $1 million has been reported in Cost of sales on the Consolidated Statements of Earnings. For the six month period ended June 30, 2014, $5 million has been reported in Other (income) expenses, net and $1 million has been reported in Cost of sales on the Consolidated Statements of Earnings. The Company does not anticipate any additional charges to be incurred.

For the three months ended June 30, 2013, the Company incurred $3 million (net of insurance proceeds) in losses related to clean up activities and business interruption, of which $11 million of losses have been reported in Cost of sales, partially offset by an $8 million net gain reported in Other (income) expenses, net on the Consolidated Statements of Earnings. For the six months ended June 30, 2013, the Company incurred $14 million (net of insurance proceeds) in losses related to clean up activities and business interruption, of which $22 million of losses have been reported in Cost of sales, partially offset by an $8 million net gain reported in Other (income) expenses, net on the Consolidated Statements of Earnings.

14.	STOCK COMPENSATION

2013 Stock Plan

On April 18, 2013, the Company’s stockholders approved the Owens Corning 2013 Stock Plan (the “2013 Stock Plan”) which replaced the 2010 Stock Plan. The 2013 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2013 Stock Plan, 1.5 million shares of common stock may be granted in addition to the shares of Company common stock that rolled over from the 2010 Stock Plan as of April 18, 2013. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. There will be no future grants made under the 2010 Stock Plan. At June 30, 2014 the number of shares remaining available under the 2013 Stock Plan for all stock awards was 2.4 million.

Stock Options

The Company has granted stock options under its stockholder approved stock plans. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years. The volatility assumption was based on a benchmark study of our peers prior to 2014. Starting with the options granted in 2014 the volatility was based on the company’s historic volatility.

During the six months ended June 30, 2014, 374,500 stock options were granted with a weighted-average grant date fair value of $19.05. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 50.85%, expected dividends of 0, expected term of 6.25 years and a risk-free interest rate of 1.9%.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION (continued)

During the three and six months ended June 30, 2014, the Company recognized expense of $1 million and $3 million respectively, related to the Company’s stock options. During the three and six months ended June 30, 2013, the Company recognized expense of $1 million and $3 million respectively, related to the Company’s stock options. As of June 30, 2014, there was $12 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.89 years. The total aggregate intrinsic value of options outstanding as of June 30, 2014 and 2013 was $24 million and $28 million.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2014:

	Six Months Ended June 30, 2014
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	2,748,720	$29.55
Granted	374,500	37.65
Exercised	(243,250)	28.00
Forfeited	(16,350)	37.07

Ending Balance	2,863,620	$30.70

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at June 30, 2014	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price

$13.89-$42.16	2,863,620	5.55	$30.70	2,023,145	4.25	$27.74

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

During the three and six months ended June 30, 2014, the Company recognized expense of $4 million and $9 million respectively, related to the Company’s restricted stock. As of June 30, 2014, there was $32 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.83 years. The total fair value of shares vested during the six months ended June 30, 2014 and 2013 was $14 million and $15 million, respectively.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had restricted stock issued as of June 30, 2014, and changes during the six months ended June 30, 2014, are presented below:

	Six Months Ended June 30, 2014
	Number of Shares	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,735,824	$32.49
Granted	469,777	37.91
Vested	(420,058)	32.79
Forfeited	(29,223)	36.97

Ending Balance	1,756,320	$33.79

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

In the first six months of 2014, the Company granted PSUs that vest after a three-year period based on the Company’s total stockholder return relative to the performance of the companies in the S&P 500 Index for the respective three-year period. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

During the three and six months ended June 30, 2014, the Company recognized an expense of $0 and $2 million, respectively related to the Company’s PSUs. During the three and six months ended June 30, 2013, the Company recognized expense of $2 million and income of $6 million, respectively, related to PSUs. As of June 30, 2014, there was $14 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.01 years.

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

14.	STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had PSUs issued as of June 30, 2014, and changes during the six months ended June 30, 2014, are presented below:

	Six Months Ended June 30, 2014
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	410,500	$53.04
Granted	248,950	44.43
Forfeited	(18,350)	39.88

Ending Balance	641,100	$50.07

2013 Employee Stock Purchase Plan

On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. There are 2 million shares available for purchase under the ESPP as of its approval date. During the three and six months ended June 30, 2014, the Company had expense of $0.4 million and $1 million, respectively. As of June 30, 2014, there was less than $1 million of total unrecognized compensation cost related to the ESPP.

15.	EARNINGS PER SHARE

The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net earnings attributable to Owens Corning	$21	$49	$141	$71

Weighted-average number of shares outstanding used for basic earnings per share	117.4	119.1	117.6	118.8
Non-vested restricted and performance shares	0.4	0.7	0.4	0.6
Options to purchase common stock	0.5	0.6	0.5	0.5

Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	118.3	120.4	118.5	119.9

Earnings per common share attributable to Owens Corning common stockholders:

Basic	$0.18	$0.41	$1.20	$0.60
Diluted	$0.18	$0.41	$1.19	$0.59

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

15.	EARNINGS PER SHARE (continued)

Basic earnings per share is calculated by dividing earnings attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.

On April 25, 2012, the Company announced a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The 2012 Repurchase Program is in addition to the share buy-back program announced August 4, 2010, (the “2010 Repurchase Program” and collectively with the 2012 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. We repurchased 300 thousand shares of the Company’s common stock for $12 million during the second quarter of 2014 under previously announced repurchase programs. As of June 30, 2014, 7.7 million shares remain available for repurchase under the authorized programs.

For the three and six months ended June 30, 2014, the number of shares used in the calculation of diluted earnings per share did not include 0.7 million of options to purchase common stock due to their anti-dilutive effect.

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

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of June 30, 2014 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$15	$15	$-	$-
Term deposits	7	7	-	-
Derivative assets	2	-	2	-

Total assets	$24	$22	$2	$-

Liabilities:
Derivative liabilities	$2	$-	$2	$-

Total liabilities	$2	$-	$2	$-

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2013 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20	$20	$-	$-
Term deposits	2	2	-	-
Derivative assets	1	-	1	-

Total assets	$23	$22	$1	$-

Liabilities:
Derivative liabilities	$4	$-	$4	$-

Total liabilities	$4	$-	$4	$-

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

Items Disclosed at Fair Value

Long-term notes receivable

The fair value of the Company’s long-term notes receivable has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $2 million and $6 million as of June 30, 2014, and December 31, 2013, respectively.

Long-term debt

The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.

As of June 30, 2014, the Company’s 6.50 percent senior notes due 2016 were trading at approximately 113 percent of par value, the 7.00 percent senior notes due 2036 were trading at approximately 120 percent of par value, the 9.00 percent senior notes due 2019 were trading at approximately 127 percent of par value, and the 4.20 percent senior notes due 2022 were trading at approximately 102 percent of par value. The Company determined that the book value of the remaining long-term debt instruments approximates market value. This approach, using level 1 inputs and utilizing indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $471 million.

As of December 31, 2013, the Company’s 6.50 percent senior notes due 2016 were trading at approximately 111 percent of par value, the 7.00 percent senior notes due 2036 were trading at approximately 107 percent of par value, the 9.00 percent senior notes due 2019 were trading at approximately 125 percent of par value, and the 4.20 percent senior notes due 2022 were trading at approximately 96 percent of par value. The Company determined that the book value of the remaining long-term debt instruments approximates market value. This approach, using level 1 inputs and utilizing indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $224 million.

17.	INCOME TAXES

Income taxes for the three and six months ended June 30, 2014, was an expense of $21 million and a benefit of $18 million, respectively. For the second quarter and year-to-date 2014, the Company’s effective tax rate was 50 percent and (15) percent, respectively. For the second quarter, the difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position. For the year-to-date period, the difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to the resolution of an uncertain tax position upon receiving final notification from the IRS that it had completed its audit examination for the taxable years 2008 through 2010 and the reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets which cumulatively totaled $78 million. The remaining differences relate to other discrete adjustments in the quarter and the accounting treatment of various locations which are currently in a loss position in the second quarter 2014.

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

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

18.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (“AOCI”) for the six months ended June 30, 2014 (in millions):

	Cash Flow Hedge Activity	Defined Benefit Pension Plan Activity	OCI Valuation Allowance Activity	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2013, net of tax	$-	$(184)	$(115)	$2	$(297)
Amounts classified into AOCI, net of tax	(1)	(1)	-	(5)	(7)
Amounts reclassified from AOCI, net of tax	-	3	-	-	3

Change in AOCI, net of tax	(1)	2	-	(5)	(4)

Balance as of June 30, 2014, net of tax	$(1)	$(182)	$(115)	$(3)	$(301)

The following table summarizes the changes in accumulated other comprehensive income (“AOCI”) for the six months ended June 30, 2013 (in millions):

	Cash Flow Hedge Activity	Defined Benefit Pension Plan Activity	OCI Valuation Allowance Activity	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2012, net of tax	$(1)	$(279)	$(114)	$30	$(364)
Amounts classified into AOCI, net of tax	(1)	2	1	(45)	(43)
Amounts reclassified from AOCI, net of tax	1	7	-	-	8

Change in AOCI, net of tax	-	9	1	(45)	(35)

Balance as of June 30, 2013, net of tax	$(1)	$(270)	$(113)	$(15)	$(399)

The following table presents the impact and respective location of AOCI reclassifications on the Consolidated Statements of Earnings, net of tax (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash Flow Hedge Activity:
Cost of Sales	$-	$1	$-	$1
Defined Benefit Pension Plan Activity:
Cost of Sales	3	6	2	5
Marketing and administrative expense	1	2	1	2

Total reclassifications from AOCI	$4	$9	$3	$8

19.	ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

19.	ACCOUNTING PRONOUNCEMENTS (continued)

Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013. The update does not have a material impact on the Company’s Consolidated Financial Statements and we have prospectively adopted the standard in fiscal year 2014.

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014. The Company has early adopted this update in the second quarter of 2014.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU No. 2013-05 clarifies when companies should release the cumulative translation adjustment (CTA) into net income when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years beginning after December 15, 2013. The update is not expected to have a material impact on the Company’s Consolidated Financial Statements and we have prospectively adopted the standard in fiscal year 2014.

In May 2014, the FASB issued Accounting Stands Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures. The new guidance is effective for fiscal year and interim periods beginning in the first quarter of 2018.

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

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$925	$529	$(99)	$1,355
COST OF SALES	(4)	768	442	(99)	1,107

Gross margin	4	157	87	-	248
OPERATING EXPENSES
Marketing and administrative expenses	28	70	32	-	130
Science and technology expenses	-	15	5	-	20
Charges related to cost reduction actions	-	-	-	-	-
Other (income) expenses, net	(6)	12	19	-	25

Total operating expenses	22	97	56	-	175

EARNINGS BEFORE INTEREST AND TAXES	(18)	60	31	-	73
Interest expense, net	28	1	2	-	31

EARNINGS BEFORE TAXES	(46)	59	29	-	42
Less: Income tax expense (benefit)	(18)	22	17	-	21
Equity in net earnings of subsidiaries	49	12	-	(61)	-
Equity in net earnings of affiliates	-	-	1	-	1

NET EARNINGS	21	49	13	(61)	22
Less: Net earnings attributable to noncontrolling interests	-	-	1	-	1

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$21	$49	$12	$(61)	$21

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$957	$501	$(111)	$1,347
COST OF SALES	(2)	768	425	(111)	1,080

Gross margin	2	189	76	-	267
OPERATING EXPENSES
Marketing and administrative expenses	31	67	36	-	134
Science and technology expenses	-	16	4	-	20
Charges related to cost reduction actions	-	-	1	-	1
Other (income) expenses, net	(6)	(8)	8	-	(6)

Total operating expenses	25	75	49	-	149

EARNINGS BEFORE INTEREST AND TAXES	(23)	114	27	-	118
Interest expense, net	27	1	1	-	29

EARNINGS BEFORE TAXES	(50)	113	26	-	89
Less: Income tax expense (benefit)	(19)	40	18	-	39
Equity in net earnings of subsidiaries	80	7	-	(87)	-
Equity in net earnings of affiliates	-	-	-	-	-

NET EARNINGS	49	80	8	(87)	50
Less: Net earnings attributable to noncontrolling interests	-	-	1	-	1

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$49	$80	$7	$(87)	$49

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,836	$985	$(188)	$2,633
COST OF SALES	(4)	1,519	824	(188)	2,151

Gross margin	4	317	161	-	482
OPERATING EXPENSES
Marketing and administrative expenses	60	136	66	-	262
Science and technology expenses	-	30	9	-	39
Charges related to cost reduction actions	-	1	11	-	12
Other (income) expenses, net	(16)	14	(10)	-	(12)

Total operating expenses	44	181	76	-	301

EARNINGS BEFORE INTEREST AND TAXES	(40)	136	85	-	181
Interest expense, net	54	2	2	-	58

EARNINGS BEFORE TAXES	(94)	134	83	-	123
Less: Income tax expense (benefit)	(36)	9	9	-	(18)
Equity in net earnings of subsidiaries	199	74	-	(273)	-
Equity in net earnings of affiliates	-	-	1	-	1

NET EARNINGS	141	199	75	(273)	142
Less: Net earnings attributable to noncontrolling interests	-	-	1	-	1

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$141	$199	$74	$(273)	$141

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF EARNINGS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$-	$1,951	$954	$(208)	$2,697
COST OF SALES	(4)	1,601	828	(208)	2,217

Gross margin	4	350	126	-	480
OPERATING EXPENSES
Marketing and administrative expenses	64	134	69	-	267
Science and technology expenses	-	30	8	-	38
Charges related to cost reduction actions	-	-	2	-	2
Other (income) expenses, net	(7)	(4)	9	-	(2)

Total operating expenses	57	160	88	-	305

EARNINGS BEFORE INTEREST AND TAXES	(53)	190	38	-	175
Interest expense, net	54	1	3	-	58

EARNINGS BEFORE TAXES	(107)	189	35	-	117
Less: Income tax expense (benefit)	(41)	59	27	-	45
Equity in net earnings of subsidiaries	137	7	-	(144)	-
Equity in net earnings of affiliates	-	-	-	-	-

NET EARNINGS	71	137	8	(144)	72
Less: Net earnings attributable to noncontrolling interests	-	-	1	-	1

NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$71	$137	$7	$(144)	$71

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30, 2014

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$21	$49	$13	$(61)	$22
Currency translation adjustment	11	-	-	-	11
Pension and other postretirement adjustment (net of tax)	(1)	-	-	-	(1)
Deferred loss on hedging (net of tax)	(1)	-	-	-	(1)

COMPREHENSIVE EARNINGS	30	49	13	(61)	31
Less: Comprehensive earnings attributable to noncontrolling interests	-	-	1	-	1

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$30	$49	$12	$(61)	$30

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE THREE MONTHS ENDED JUNE 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$49	$80	$8	$(87)	$50
Currency translation adjustment	(24)	-	-	-	(24)
Pension and other postretirement adjustment (net of tax)	7	-	-	-	7
Deferred loss on hedging (net of tax)	(2)	-	-	-	(2)

COMPREHENSIVE EARNINGS	30	80	8	(87)	31
Less: Comprehensive earnings attributable to noncontrolling interests	-	-	1	-	1

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$30	$80	$7	$(87)	$30

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$141	$199	$75	$(273)	$142
Currency translation adjustment	(5)	-	-	-	(5)
Pension and other postretirement adjustment (net of tax)	2	-	-	-	2
Deferred loss on hedging (net of tax)	(1)	-	-	-	(1)

COMPREHENSIVE EARNINGS	137	199	75	(273)	138
Less: Comprehensive earnings attributable to noncontrolling interests	-	-	1	-	1

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$137	$199	$74	$(273)	$137

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$71	$137	$8	$(144)	$72
Currency translation adjustment	(45)	-	-	-	(45)
Pension and other postretirement adjustment (net of tax)	9	-	-	-	9
Deferred loss on hedging (net of tax)	-	-	-	-	-

COMPREHENSIVE EARNINGS	35	137	8	(144)	36
Less: Comprehensive earnings attributable to noncontrolling interests	-	-	1	-	1

COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$35	$137	$7	$(144)	$35

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2014

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$-	$9	$72	$-	$81
Receivables, less allowances	-	-	848	-	848
Due from affiliates	-	2,688	-	(2,688)	-
Inventories	-	548	338	-	886
Assets held for sale – current	-	-	14	-	14
Other current assets	(3)	140	94	-	231

Total current assets	(3)	3,385	1,366	(2,688)	2,060
Investment in subsidiaries	7,422	2,593	558	(10,573)	-
Due from affiliates	-	67	916	(983)	-
Property, plant and equipment, net	362	1,313	1,238	-	2,913
Goodwill	-	1,127	39	-	1,166
Intangible assets	-	1,000	252	(226)	1,026
Deferred income taxes	16	346	44	-	406
Other non-current assets	27	59	139	-	225

TOTAL ASSETS	$7,824	$9,890	$4,552	$(14,470)	$7,796

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$42	$568	$270	$-	$880
Due to affiliates	1,556	-	1,132	(2,688)	-
Short-term debt	-	-	17	-	17
Long-term debt – current portion	-	2	2	-	4
Liabilities held for sale – current			4	-	4

Total current liabilities	1,598	570	1,425	(2,688)	905
Long-term debt, net of current portion	2,012	27	232	-	2,271
Due to affiliates	-	916	67	(983)	-
Pension plan liability	203	-	113	-	316
Other employee benefits liability	-	217	17	-	234
Deferred income taxes	-	-	28	-	28
Other liabilities	138	180	39	(226)	131
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,939	6,565	2,007	(8,572)	3,939
Accumulated earnings	758	1,415	586	(2,001)	758
Accumulated other comprehensive deficit	(301)	-	-	-	(301)
Cost of common stock in treasury	(524)	-	-	-	(524)

Total Owens Corning stockholders’ equity	3,873	7,980	2,593	(10,573)	3,873
Noncontrolling interests	-	-	38	-	38

Total equity	3,873	7,980	2,631	(10,573)	3,911

TOTAL LIABILITIES AND EQUITY	$7,824	$9,890	$4,552	$(14,470)	$7,796

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$-	$3	$54	$-	$57
Receivables, less allowances	-	-	683	-	683
Due from affiliates	-	2,664	-	(2,664)	-
Inventories	-	487	323	-	810
Assets held for sale – current	-	-	29	-	29
Other current assets	45	140	84	-	269

Total current assets	45	3,294	1,173	(2,664)	1,848
Investment in subsidiaries	7,229	2,558	558	(10,345)	-
Due from affiliates	-	67	959	(1,026)	-
Property, plant and equipment, net	362	1,313	1,257	-	2,932
Goodwill	-	1,127	39	-	1,166
Intangible assets	-	1,015	271	(246)	1,040
Deferred income taxes	14	416	6	-	436
Other non-current assets	31	64	130	-	225

TOTAL ASSETS	$7,681	$9,854	$4,393	$(14,281)	$7,647

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15	$608	$365	$-	$988
Due to affiliates	1,688	-	976	(2,664)	-
Short-term debt	-	-	1	-	1
Long-term debt – current portion	-	2	1	-	3
Liabilities held for sale – current	-	-	-	-	-

Total current liabilities	1,703	610	1,343	(2,664)	992
Long-term debt, net of current portion	1,814	26	184	-	2,024
Due to affiliates	-	959	67	(1,026)	-
Pension plan liability	213	-	123	-	336
Other employee benefits liability	-	226	16	-	242
Deferred income taxes	-	-	23	-	23
Other liabilities	158	246	42	(246)	200
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	-	-	-	-	-
Common stock	1	-	-	-	1
Additional paid in capital	3,938	6,572	2,045	(8,617)	3,938
Accumulated earnings	655	1,215	513	(1,728)	655
Accumulated other comprehensive deficit	(297)	-	-	-	(297)
Cost of common stock in treasury	(504)	-	-	-	(504)

Total Owens Corning stockholders’ equity	3,793	7,787	2,558	(10,345)	3,793
Noncontrolling interests	-	-	37	-	37

Total equity	3,793	7,787	2,595	(10,345)	3,830

TOTAL LIABILITIES AND EQUITY	$7,681	$9,854	$4,393	$(14,281)	$7,647

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$(53)	$(39)	$(25)	$-	$(117)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment (including alloy)	(6)	(70)	(66)	-	(142)
Proceeds from the sale of assets (including alloy) or affiliates, net	48	0	29	-	77
Investment in subsidiaries and affiliates, net of cash acquired	-	-	-	-	-
Proceeds from Hurricane Sandy insurance claims	-	-	-		-

Net cash flow used for investing activities	42	(70)	(37)	-	(65)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	719	-	50	-	769
Payments on senior revolving credit and receivables securitization facilities	(522)	-	-	-	(522)
Payments on long-term debt	-	-	(1)	-	(1)
Net increase in short-term debt	-	-	16	-	16
Cash dividends paid	(19)	-	-	-	(19)
Purchases of treasury stock	(44)	-	-	-	(44)
Other intercompany loans	(130)	115	15	-	-
Other	7	-	-	-	7

Net cash flow provided by financing activities	11	115	80	-	206

Effect of exchange rate changes on cash	-	-	-	-	-

Net increase in cash and cash equivalents	-	6	18	-	24
Cash and cash equivalents at beginning of period	-	3	54	-	57

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$9	$72	$-	$81

OWENS CORNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$(63)	$(65)	$113	$-	$(15)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(3)	(35)	(87)	-	(125)
Proceeds from the sale of assets or affiliates, net	-	-	-	-	-
Investment in subsidiaries and affiliates, net of cash acquired	-	(41)	(11)	-	(52)
Proceeds from Hurricane Sandy insurance claims	-	15	-	-	15

Net cash flow used for investing activities	(3)	(61)	(98)	-	(162)

NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	701	-	98	-	799
Payments on senior revolving credit and receivables securitization facilities	(594)	-	(27)	-	(621)
Payments on long-term debt	-	-	(1)	-	(1)
Net increase (decrease) in short-term debt	-	14	1	-	15
Cash dividends paid	-	-	-	-	-
Purchase of treasury stock	(9)	-	-	-	(9)
Other intercompany loans	(46)	111	(65)	-	-
Other	14	-	-	-	14

Net cash flow provided by financing activities	66	125	6	-	197

Effect of exchange rate changes on cash	-	-	(3)	-	(3)

Net decrease in cash and cash equivalents	-	(1)	18	-	17
Cash and cash equivalents at beginning of period	-	3	52	-	55

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$2	$70	$-	$72

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE OVERVIEW

We reported $73 million in earnings before interest and taxes (“EBIT”) for the second quarter 2014. We generated $96 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the second quarter 2014. Second quarter EBIT in our Building Materials segment decreased by $40 million and EBIT in our Composites segment increased by $5 million compared to the same period in 2013.

In the second quarter of 2014, we have adjusted $23 million of losses out of reported EBIT to arrive at adjusted EBIT. The Company recorded a $19 million impairment loss related to a June 30, 2014 agreement to sell its European Stone Business. The transaction is expected to close in the third quarter of 2014. We also have adjusted out $4 million of losses related to final clean up costs associated with the repair of our Kearny, New Jersey manufacturing facility that was damaged by the October 2012 Hurricane Sandy. All final clean up and repair activities related to this project have been completed and we do not expect any additional future charges (see further discussion of these items in Note 7 and 13 of the Consolidated Financial Statements). See below for further information regarding adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning.

In our Composites segment, EBIT in the second quarter 2014 was $37 million compared to $32 million in the same period in 2013. The increase was primarily driven by higher selling prices.

In our Building Materials segment, EBIT in the second quarter 2014 was $80 million, compared to $120 million in the same period in 2013. In our Roofing business, EBIT decreased $54 million due primarily to lower sales volumes. Our Insulation business increased EBIT $14 million compared to the same period in 2013 primarily on higher selling prices.

We maintain a strong balance sheet with ample liquidity. We have access to an $800 million senior revolving credit facility with a November 2018 maturity date and a $250 million receivables securitization facility with a July 2016 maturity date. We have no significant debt maturities before 2016.

Due to the normal seasonality of our business, we typically have negative cash flow from operations in the first half of the year. Year-to-date 2014, we used $117 million in cash flow from operating activities compared to a use of $15 million in the same period of 2013. The increase in cash used for operating activities was driven by an increase in working capital.

We repurchased 0.3 million shares of the Company’s common stock for $12 million during the second quarter of 2014 under previously announced repurchase programs. As of June 30, 2014, 7.7 million shares remain available for repurchase under the authorized programs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,355	$1,347	$2,633	$2,697
Gross margin	$248	$267	$482	$480
% of net sales	18%	20%	18%	18%
Charges related to cost reduction actions	$-	$1	$12	$2
Earnings before interest and taxes	$73	$118	$181	$175
Interest expense, net	$31	$29	$58	$58
Income tax expense (benefit)	$21	$39	$(18)	$45
Net earnings attributable to Owens Corning	$21	$49	$141	$71

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

Second quarter and year-to-date net sales increased $8 million and decreased $64 million, respectively, compared to the same periods in 2013. For the second quarter, the increase in net sales was mainly due to higher selling prices and higher sales volumes in our Composites and Insulation businesses largely offset by lower sales volumes in our Roofing business. For the year-to-date comparison, the decrease was primarily due to higher selling prices and higher sales volumes in our Composites and Insulation businesses being more than offset by lower sales volumes in our Roofing business.

GROSS MARGIN

Second quarter 2014 gross margin as a percentage of sales decreased two percentage points compared to the second quarter of 2013 primarily due to lower sales volumes and slightly lower selling prices in our Roofing business. For year-to-date 2014, gross margin was flat compared to the same period of 2013 as higher contribution margins in our Composites and Insulation businesses and the favorable impact of lower margin related adjusting items were offset by the impact of lower volumes and slightly lower selling prices in our Roofing business. Second quarter and year-to-date 2014 gross margin included $1 million of charges for final clean up and repair costs related to Hurricane Sandy. For the second quarter and year-to-date 2013 gross margin including $13 million and $32 million, respectively of charges related to Hurricane Sandy and our 2012 restructuring actions.

EARNINGS BEFORE INTEREST AND TAXES

EBIT decreased by $45 million for the second quarter 2014 compared to the same period in 2013. Second quarter EBIT in our Building Materials segment decreased by $40 million and second quarter EBIT in our Composites segment increased by $5 million compared to the same period in 2013. Corporate EBIT losses for the second quarter increased by $10 million, due primarily to the $19 million impairment of our European Stone business. This loss was partially offset by lower general corporate expenses.

For year-to-date 2014, EBIT increased by $6 million compared to the same period in 2013. Year-to-date EBIT in our Building Materials segment decreased by $57 million and year-to-date EBIT in our Composites segment increased by $23 million compared to the same period in 2013. Corporate EBIT losses for year-to-date 2014 decreased by $40 million, due primarily to the gain on sale of our Hangzhou, China Composites glass reinforcements facility.

INTEREST EXPENSE, NET

Year-to-date 2014 interest expense was in line with the same period in 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME TAX EXPENSE

Income taxes for the three and six months ended June 30, 2014, was an expense of $21 million and a benefit of $18 million, respectively. For the second quarter and year-to-date 2014, the Company’s effective tax rate was 50 percent and (15) percent, respectively. For the second quarter, the difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position. For the year-to-date period, the difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to the resolution of an uncertain tax position upon receiving final notification from the IRS that it had completed its audit examination for the taxable years 2008 through 2010 and the reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets which cumulatively totaled $78 million. The remaining differences relate to other discrete adjustments in the quarter and the accounting treatment of various locations which are currently in a loss position in the second quarter 2014.

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

Adjusting items are shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Impairment loss on European Stone Business	$(19)	$-	$(19)	$-
Gain on sale of Hangzhou, China Facility	-	-	45	-
Net loss related to Hurricane Sandy	(4)	(3)	(6)	(14)
Charges related to cost reduction actions and related items	-	(3)	(12)	(12)

Total adjusting items	$(23)	$(6)	$8	$(26)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET EARNINGS ATTRIBUTABLE TO
OWENS CORNING	$21	$49	$141	$71
Less: Net earnings attributable to noncontrolling interests	1	1	1	1

NET EARNINGS	22	50	142	72
Equity in net earnings of affiliates	1	-	1	-
Income tax expense	21	39	(18)	45

EARNINGS BEFORE TAXES	42	89	123	117
Interest expense, net	31	29	58	58

EARNINGS BEFORE INTEREST AND TAXES	73	118	181	175
Less: adjusting items from above	(23)	(6)	8	(26)

ADJUSTED EBIT	$96	$124	$173	$201

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

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$505	$472	$982	$931
% change from prior year	7%	-5%	5%	-4%
EBIT	$37	$32	$64	$41
EBIT as a % of net sales	7%	7%	7%	4%
Depreciation and amortization expense	$34	$34	$68	$66

NET SALES

Second quarter and year-to-date sales in our Composites business increased $33 million and $51 million, respectively, compared to the same periods in 2013. For the second quarter, the increase was driven by $10 million in higher selling prices and approximately 3 percent higher sales volumes. Positive customer mix and the impact of translating sales denominated in foreign currencies into United States dollars contributed about equally to the remaining increase. For the first six months of 2014, three-quarters of the increase over prior year was driven about equally by higher selling prices and higher sales volumes. Favorable customer mix, contributed to the remaining increase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT

In our Composites business, EBIT was $5 million higher in the second quarter 2014 and $23 million higher for year-to-date 2014 compared to the same periods in 2013. For the quarter, the increase in EBIT was driven by higher selling prices being partially offset by higher furnace-rebuild related costs. Improved operating performance and favorable customer mix were offset by raw material inflation. For the year-to-date comparison, higher selling prices drove the majority of the improvement. Improved operating performance and favorable customer mix were offset by raw material inflation and higher furnace-rebuild related costs. The remaining increase in EBIT was driven about equally by slightly higher sales volumes and lower selling and administrative expenses.

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

Building Materials

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Building Materials segment and our businesses within this segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales
Insulation	$447	$415	$802	$745
Roofing	437	508	934	1,115

Total Building Materials	$884	$923	$1,736	$1,860
% change from prior year	-4%	-2%	-7%	0%

EBIT
Insulation	$18	$4	$19	$(17)
Roofing	62	116	142	235

Total Building Materials	$80	$120	$161	$218
EBIT as a % of net sales	9%	13%	9%	12%

Depreciation and amortization expense
Insulation	$26	$27	$51	$53
Roofing	10	9	19	19

Total Building Materials	$36	$36	$70	$72

NET SALES

Net sales in our Building Materials segment were $39 million lower in the second quarter 2014 and $124 million lower for year-to-date 2014 compared to the same periods in 2013. For the quarter and year-to-date comparisons, net sales decreased due primarily to lower sales volumes in our Roofing business.

In our Roofing business, net sales in the second quarter of 2014 were $71 million lower than the second quarter of 2013 and year-to-date net sales were $181 million lower compared to the same period in 2013. For the quarter and year-to-date comparisons, the decline was primarily driven by lower sales volumes. Slightly lower selling prices of $14 million were partially offset by favorable product mix in the second quarter 2014 compared to the same period in 2013.

In our Insulation business, net sales were $32 million higher in the second quarter 2014 compared to the same period in 2013. For the quarter comparison, higher selling prices contributed $22 million with the remaining increase driven by increased

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

sales related to our 2013 acquisition of Thermafiber Inc. The impact of higher sales volumes was offset by unfavorable geographic and customer mix. Year-to-date sales were $57 million higher compared to the same period in 2013 due to higher selling prices of $39 million with the remainder being driven by increased sales related to our acquisition of Thermafiber Inc. partially offset by unfavorable geographic and customer mix.

EBIT

EBIT for our Building Materials segment in the second quarter and year-to date 2014 decreased $40 million and $57 million, respectively, compared to the same periods in 2013.

In our Roofing business, EBIT decreased $54 million and $93 million in the second quarter and year-to-date 2014 compared to the same periods in 2013, respectively. Slightly lower selling prices, the impact of lower fixed cost absorption resulting from lower volumes, and inflation, primarily asphalt, drove slightly more than half of the quarter over quarter decrease. The remaining decrease was the result of lower volumes. For the year-to-date comparisons, lower sales volumes drove the bulk of the decline. In addition, lower selling prices and inflation, primarily asphalt, contributed about equally to a $30 million decline.

In our Insulation business, EBIT increased by $14 million and $36 million in the second quarter and year-to-date 2014 compared to the same periods in 2013, respectively. For the second quarter, the increase was driven by higher selling prices partially offset by inflation. For the year-to-date comparison, the increase in EBIT was driven primarily by higher selling prices.

OUTLOOK

During the second quarter of 2014, the average Seasonally Adjusted Annual Rate (“SAAR”) of United States housing starts was approximately 980 thousand starts, up from an average of approximately 865 thousand starts in the second quarter of 2013. While the information on United States housing starts has been trending positively over the past couple of years, the timing and pace of recovery of the United States housing market remains uncertain.

In our roofing business, we expect the factors that have driven strong margins in recent years will continue to deliver profitability. Our weaker than expected first half volumes has impacted our financial outlook. Other uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

The Company expects our Insulation business to continue to benefit from an overall strengthening of the U.S. housing market, improved pricing, and higher capacity utilization. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Impairment loss on European Stone Business	$(19)	$-	$(19)	$-
Net loss related to Hurricane Sandy	(4)	(3)	(6)	(14)
Gain on sale of Hangzhou, China facility	-	-	45	-
Charges related to cost reduction actions and related items	-	(3)	(12)	(12)
General corporate expense and other	(21)	(28)	(52)	(58)

EBIT	$(44)	$(34)	$(44)	$(84)

Depreciation and amortization	$8	$9	$16	$19

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT

In Corporate, Other and Eliminations, EBIT losses for the second quarter and year-to-date 2014 were $44 million. For the second quarter, we recorded an impairment loss of $19 million related to a second quarter agreement to sell our European Stone business. For the second quarter and year-to-date period, we have recorded a total of $4 million and $6 million, respectively, related to clean up costs associated with the repair of our Kearny New Jersey manufacturing facility. Also for the year-to-date period we recorded a $45 million gain related to the sale of our Hangzhou, China facility and incurred $12 million in charges related to cost reduction actions, primarily related to reducing costs throughout our global Composites network. These charges consist primarily of severance and contract termination charges.

General corporate expense and other in the second quarter of 2014 was $7 million lower than the second quarter of 2013 and year-to-date general corporate expense and other was $6 million lower compared to the same period in 2013. For the quarter and year-to-date comparisons, lower overall incentive compensation expense was the primary driver of the decrease.

Depreciation and amortization decreased $1 million for the second quarter and $3 million year-to-date 2014, compared to the same periods in 2013. For the second quarter and year-to date comparisons, the decreases were primarily due to including $1 million and $4 million, respectively, of accelerated depreciation related to our European restructuring plan in the 2013 results.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS

Liquidity

We have an $800 million senior revolving credit facility and a $250 million receivables securitization facility, which serve as our primary sources of liquidity. Our senior revolving credit facility matures in November 2018 and our receivables securitization facility matures in July 2016. In November 2013, we amended the $800 million senior revolving credit facility to extend its maturity to November 2018 and reduce the letters of credit sublimit to $100 million. In July 2013, we amended the receivables securitization facility to extend its maturity to July 2016 and to reduce the size of the facility to $200 million during the months of November, December, and January each year. We have no other significant debt maturities before 2016. As of June 30, 2014, the receivables securitization facility was fully utilized and we had $587 million available on the senior revolving credit facility. As of June 30, 2014, we had $2.3 billion of total debt and cash-on-hand of $81 million.

Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of June 30, 2014, and December 31, 2013, we had approximately $46 million and $49 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested.

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

securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of June 30, 2014.

Cash Flows

The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cash balance	$81	$72	$81	$72
Cash provided by (used for) operating activities	$155	$164	$(117)	$(15)
Cash used for investing activities	$(11)	$(117)	$(65)	$(162)
Cash (used for) provided by financing activities	$(129)	$(35)	$206	$197
Unused committed credit available under the senior revolving credit facility	$587	$620	$587	$620

Operating activities: For year-to-date 2014, we used $117 million of cash for operating activities compared to $15 million in the same period in 2013. This year over year increased use of operating cash flow was primarily due to an increase in working capital.

Investing activities: Net cash flow used for investing activities decreased $97 million for the six months ended June 30, 2014 compared to the same period of 2013. For the six months ended 2014, the Company received $77 million related to the sale of assets or affiliates. For the first six months of 2013, the Company completed two acquisitions for $52 million and received $15 million insurance proceeds related to losses on our Kearny New Jersey manufacturing facility in 2013.

Financing activities: Cash provided by financing activities was $9 million higher year-to-date 2014, compared to the same period in 2013. The increase in cash provided by financing activities was due primarily to higher net borrowings on our senior revolving credit facilities partially offset by higher purchases of treasury stock and the payment of cash dividends.

2014 Investments

Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2014 are expected to be approximately $370 million, including an estimated $65 million for the start of construction of a previously announced non-woven facility. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Tax Net Operating Losses

Upon emergence and subsequent to the distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of June 30, 2014 and December 31, 2013, our federal tax net operating losses remaining were $2.1 billion and $2.2 billion respectively. The federal net operating losses decreased from prior year based on our estimate of 2014 YTD taxable income. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50 percent or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.

In addition to the United States net operating losses described above, we have net operating losses in various state and foreign jurisdictions which totaled $2.3 billion and $0.9 billion as of June 30, 2014, respectively and $2.5 billion and $0.9 billion as of December 31, 2013, respectively. The state net operating losses decreased from prior year based on our

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

estimate of 2014 year-to-date taxable income. The evaluation of the amount of net operating losses expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years and evaluating all appropriate positive and negative evidence. We have forecasted future results using estimates management believes to be reasonable, which are based on independent evidence such as expected trends resulting from certain leading economic indicators such as global industrial production and new U.S. residential housing starts. In order to fully utilize our net operating losses, we estimate that the Company will need to generate future federal, state and foreign earnings before taxes of approximately $2.7 billion, $2.7 billion and $0.9 billion, respectively. Management believes the Company will generate sufficient future taxable income within the statutory limitations in order to fully realize the carrying value of its U.S. federal net operating losses. As of June 30, 2014, a valuation allowance exists for certain state and foreign jurisdictions’ net operating loss carryforwards.

The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management’s forecasts. Should we determine that it is likely that our deferred income tax assets are not realizable, we would be required to reduce our deferred tax assets reflected on our Consolidated Financial Statements to the net realizable amount by establishing an accounting valuation allowance and recording a corresponding charge to current earnings. Such adjustments could be material to the financial statements. To date, we have recorded valuation allowances against certain of these deferred tax assets totaling $244 million as of June 30, 2014.

Pension Contributions

The Company has several defined benefit pension plans. The Company made cash contributions of approximately $24 million and $20 million to the plans during the six months ended June 30, 2014 and 2013, respectively. The Company expects to contribute $55 million in cash to its global pension plans during 2014. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

Derivatives

The Company is exposed to, among other risks, the impact of changes in commodity prices, foreign currency exchange rates, and interest rates in the normal course of business. To mitigate some of the near-term volatility in our earnings and cash flows, we use financial and derivative instruments to hedge certain exposures, principally currency and energy-related. The Company does not enter into such transactions for trading purposes. Our current hedging practice is to hedge a variable percentage of certain foreign currency, energy and energy-related exposures. Going forward, the results of our hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures, and will tend to mitigate near-term volatility in the exposures hedged. The practice is neither intended nor expected to mitigate longer term exposures. See Note 4 to the Consolidated Financial Statements for further discussion.

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

Contractual Obligations

In the normal course of business, we enter into contractual obligations to make payments to third parties. During the six months ended June 30, 2014, there were no material changes to such contractual obligations outside the ordinary course of our business.

SAFETY

Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended June 30, 2014, our RIR was 0.52 as compared to 0.33 in the same period a year ago. For the six months ended June 30, 2014, our RIR was 0.50 as compared to 0.48 in the same period a year ago.

ACCOUNTING PRONOUNCEMENTS

Please refer to Note 19 of the Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At June 30, 2014, we had environmental remediation liabilities as a PRP at 21 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2014, our reserve for such liabilities was $4 million.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” “will” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	levels of residential and commercial construction activity;

•	competitive factors;

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	levels of global industrial production;

•	relationships with key customers;

•	industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;

•	availability and cost of credit;

•	our level of indebtedness;

•	weather conditions;

•	pricing factors;

•	labor disputes and litigation;

•	availability and cost of raw materials;

•	difficulties in managing production capacity;

•	issues involving implementation and protection of information technology systems;

•	international economic and political conditions, including new legislation or other governmental actions;

•	our ability to utilize our net operating loss carryforwards;

•	research and development activities;

•	foreign exchange and commodity price fluctuations;

•	interest rate movements;

•	issues related to acquisitions, divestitures and joint ventures;

•	uninsured losses;

•	achievement of expected synergies, cost reductions and/or productivity improvements; and

•	defined benefit plan funding obligations.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2014	61,273		$40.67	60,000	7,940,000
May 1-31, 2014	240,000		40.59	240,000	7,700,000
June 1-30, 2014	4,388		41.04	-	7,700,000

Total	305,661	*	$40.61	300,000	7,700,000

*	The Company retained 5,661 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**	On April 25, 2012, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning’s outstanding common stock. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company’s discretion.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Exhibit Index below, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	July 23, 2014	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer
(as duly authorized officer)

Date:	July 23, 2014	By:	/s/ Kelly J. Schmidt
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