Form 10-Q
period 2014-09-30
Owens Corning
filed 2014-10-22
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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
Yes ☐             No ☑
As of October 15, 2014, 117,580,044 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET SALES	$1,382	$1,320	$4,015	$4,017
COST OF SALES	1,131	1,067	3,282	3,284
Gross margin	251	253	733	733
OPERATING EXPENSES
Marketing and administrative expenses	110	128	372	395
Science and technology expenses	18	19	57	57
Charges related to cost reduction actions	19	6	31	8
Other (income) expenses, net	(3)	(6)	(15)	(8)
Total operating expenses	144	147	445	452
EARNINGS BEFORE INTEREST AND TAXES	107	106	288	281
Interest expense, net	28	29	86	87
EARNINGS BEFORE TAXES	79	77	202	194
Less: Income tax expense	27	26	9	71
Equity in net earnings of affiliates	—	—	1	—
NET EARNINGS	52	51	194	123
Less: Net earnings attributable to noncontrolling interests	—	—	1	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$52	$51	$193	$122
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.44	$0.43	$1.64	$1.03
Diluted	$0.44	$0.43	$1.63	$1.02
Dividend	$0.16	$—	$0.48	$—
WEIGHTED AVERAGE COMMON SHARES
Basic	117.4	118.0	117.5	118.4
Diluted	118.1	118.8	118.3	119.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET EARNINGS	$52	$51	$194	$123
Currency translation adjustment	(59)	15	(64)	(30)
Pension and other postretirement adjustment (net of tax of $(1), $(3), $(2) and $(0) for the three and nine months ended September 30, 2014 and 2013, respectively)	4	2	6	11
Deferred loss on hedging (net of tax of $0, $1, $0 and $(1) for the three and nine months ended September 30, 2014 and 2013, respectively)	—	—	(1)	—
COMPREHENSIVE EARNINGS	(3)	68	135	104
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	1	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$(3)	$68	$134	$103
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	September 30, 2014	December 31, 2013
CURRENT ASSETS
Cash and cash equivalents	$51	$57
Receivables, less allowances of $13 at Sep. 30, 2014, and $14 at Dec. 31, 2013	904	683
Inventories	823	810
Assets held for sale – current	16	29
Other current assets	223	269
Total current assets	2,017	1,848
Property, plant and equipment, net	2,892	2,932
Goodwill	1,168	1,166
Intangible assets	1,025	1,040
Deferred income taxes	372	436
Other non-current assets	221	225
TOTAL ASSETS	$7,695	$7,647

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$933	$988
Short-term debt	22	1
Long-term debt – current portion	4	3
Total current liabilities	959	992
Long-term debt, net of current portion	2,171	2,024
Pension plan liability	285	336
Other employee benefits liability	230	242
Deferred income taxes	20	23
Other liabilities	133	200
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,947	3,938
Accumulated earnings	791	655
Accumulated other comprehensive deficit	(356)	(297)
Cost of common stock in treasury (c)	(524)	(504)
Total Owens Corning stockholders’ equity	3,859	3,793
Noncontrolling interests	38	37
Total equity	3,897	3,830
TOTAL LIABILITIES AND EQUITY	$7,695	$7,647

(a)	10 shares authorized; none issued or outstanding at September 30, 2014, and December 31, 2013

(b)	400 shares authorized; 135.5 issued and 117.6 outstanding at September 30, 2014; 135.5 issued and 117.8 outstanding at December 31, 2013

(c)	17.9 shares at September 30, 2014, and 17.7 shares at December 31, 2013
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2014	2013
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$194	$123
Adjustments to reconcile net earnings to cash used for operating activities:
Depreciation and amortization	229	235
Gain on sale of fixed assets	(50)	(6)
Impairment loss on European Stone Business	20	—
Deferred income taxes	(4)	57
Provision for pension and other employee benefits liabilities	14	27
Stock-based compensation expense	21	21
Other non-cash	(28)	(13)
Change in working capital	(257)	(214)
Pension fund contribution	(51)	(30)
Payments for other employee benefits liabilities	(16)	(16)
Other	(10)	(26)
Net cash flow provided by operating activities	62	158
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(216)	(199)
Proceeds from the sale of assets or affiliates, net	65	17
Investment in subsidiaries and affiliates, net of cash acquired	(12)	(62)
Proceeds from Hurricane Sandy insurance claims	—	26
Derivative settlement	1	—
Purchases of alloy	(25)	(15)
Proceeds from sale of alloy	25	16
Net cash flow used for investing activities	(162)	(217)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,068	1,063
Payments on senior revolving credit and receivables securitization facilities	(919)	(957)
Payments on long-term debt	(1)	(1)
Net increase in short-term debt	21	3
Cash dividends paid	(37)	—
Purchases of treasury stock	(44)	(63)
Other	7	12
Net cash flow provided by financing activities	95	57
Effect of exchange rate changes on cash	(1)	(2)
Net decrease in cash and cash equivalents	(6)	(4)
Cash and cash equivalents at beginning of period	57	55
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51	$51

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

During the three and nine months ended September 30, 2014, the Company recorded additional net pre-tax income of $7 million ($5 million after tax expense) and net pre-tax expense of $1 million ($1 million after tax income), respectively, for the correction of errors related to prior periods. The effect was not material to the current or any previously issued financial statements and primarily resulted from the improper election of the normal purchases normal sales ("NPNS") derivative scope exception related to a fixed quantity energy contract in Brazil that was entered into on December 18, 2013. The contract contained an annual inflation index price adjustment that was not clearly and closely related to the underlying commodity being purchased and thus disqualified the contract from the NPNS exception. The total net unrealized fair market value gains related to the contract would have been recorded in Other (income) expenses, net on the Consolidated Statements of Earnings and the total historical impact was $(1) million, $(8) million, and $2 million for each of the three months ended December 31, 2013, March 31, 2014, and June 30, 2014, respectively.
In the second quarter of 2014, the Company determined that cash flows from operating activities and cash flows used in financing activities were each overstated by $5 million and $11 million for the periods ended September 30, 2013 and December 31, 2013, respectively, due to the misclassification of non-cash debt fair value hedge adjustments. The effect of the misclassification was not material to any previously issued financial statements. The Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 has been revised to reduce cash flows from operating activities and cash flows used in financing activities by $5 million. Cash flow information for the period ended December 31, 2013 will be revised the next time comparative Consolidated Statements of Cash Flows are filed.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reportable Segments
Composites	$489	$453	$1,471	$1,384
Building Materials	928	902	2,664	2,762
Total reportable segments	1,417	1,355	4,135	4,146
Corporate eliminations	(35)	(35)	(120)	(129)
NET SALES	$1,382	$1,320	$4,015	$4,017

External Customer Sales by Geographic Region
United States	$938	$909	$2,726	$2,797
Europe	142	135	451	412
Asia Pacific	168	156	474	455
Other	134	120	364	353
NET SALES	$1,382	$1,320	$4,015	$4,017

Sales by Product Group
Composites	$489	$453	$1,471	$1,384
Insulation	454	431	1,256	1,176
Roofing	474	471	1,408	1,586
Corporate Eliminations	(35)	(35)	(120)	(129)
NET SALES	$1,382	$1,320	$4,015	$4,017

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.	SEGMENT INFORMATION (continued)

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reportable Segments
Composites	$32	$21	$96	$62
Building Materials	101	114	262	332
Total reportable segments	$133	$135	$358	$394
Corporate, Other and Eliminations
Charges related to cost reduction actions and related items (a)	$(21)	$(11)	$(33)	$(23)
Net loss on sale of European Stone Business	(1)	—	(20)	—
Impairment loss on Alcala, Spain facility held for sale	(3)	—	(3)	—
Gain on sale of Hangzhou, China facility	—	—	45	—
Net loss related to Hurricane Sandy	—	(2)	(6)	(16)
General corporate expense and other	(1)	(16)	(53)	(74)
EBIT	$107	$106	$288	$281

(a)
For the three months ended September 30, 2014 and 2013, includes $19 million and $6 million, respectively, of charges related to cost reduction actions and $2 million and $5 million, respectively, of other related items. For the nine months ended September 30, 2014 and 2013, includes $31 million and $8 million, respectively, of charges related to cost reduction actions and $2 million and $15 million, respectively, of other related items.

3.	INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2014	December 31, 2013
Finished goods	$582	$580
Materials and supplies	241	230
Total inventories	$823	$810

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2014, and December 31, 2013, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	September 30, 2014	December 31, 2013
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas, electricity and foreign exchange contracts	Other current assets	$—	$1
Amount of gain recognized in Other comprehensive income (OCI) (effective portion)	OCI	$—	$1
Fair value hedges:
Interest rate swaps	Other non-current assets	$1	$—
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas and electricity	Accounts payable and accrued liabilities	$1	$—
Amount of loss recognized in OCI (effective portion)	OCI	$1	$—
Fair value hedges:
Interest rate swaps	Other liabilities	$—	$3
Derivative assets not designated as hedging instruments:
Electricity and foreign exchange contracts	Other current assets	$8	$—
Derivative liabilities not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$2	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2014	2013	2014	2013
Derivative activity designated as hedging instruments:
Natural gas and electricity:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$1	$1	$—	$—
Interest rate swaps:
Amount of gain recognized in earnings	Interest expense	$(1)	$—	$—	$—
Derivative activity not designated as hedging instruments:
Natural gas and electricity:
Amount of (gain) loss recognized in earnings	Other (income) expenses, net	$(5)	$—	$(5)	$—
Foreign currency exchange contract:
Amount of loss recognized in earnings (a)	Other (income) expenses, net	$—	$1	$1	$12

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
As of September 30, 2014, $1 million of losses included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that are expected to impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.

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
As discussed in Note 1, the Company currently has fixed quantity energy contracts in Brazil that contain an annual inflation index price adjustment that is not clearly and closely related to the underlying commodity being purchased and thus are accounted for as trading derivatives. Gains and losses resulting from the changes in fair value of these contracts are recorded in Other (income) expenses, net on the Consolidated Statements of Earnings.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

September 30, 2014	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$172	$(69)	$103
Technology	20	193	(81)	112
Franchise and other agreements	11	42	(18)	24
Indefinite-lived intangible assets:
Trademarks		786	—	786
Total intangible assets		$1,193	$(168)	$1,025
Goodwill		$1,168

December 31, 2013	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$181	$(68)	$113
Technology	20	194	(74)	120
Franchise and other agreements	14	37	(16)	21
Indefinite-lived intangible assets:
Trademarks		786	—	786
Total intangible assets		$1,198	$(158)	$1,040
Goodwill		$1,166

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Building Materials	Total
Balance as of December 31, 2013	$57	$1,109	$1,166
Acquisitions (see Note 7)	—	2	2
Balance as of September 30, 2014	$57	$1,111	$1,168

Other Intangible Assets
The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $22 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.
Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the third quarter of 2014.

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2014	December 31, 2013
Land	$200	$210
Buildings and leasehold improvements	796	811
Machinery and equipment	3,408	3,353
Construction in progress	184	173
	4,588	4,547
Accumulated depreciation	(1,696)	(1,615)
Property, plant and equipment, net	$2,892	$2,932
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 17 percent of total machinery and equipment as of September 30, 2014, and December 31, 2013. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3 percent of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.	ACQUISITIONS

During the third quarter of 2014, the Company completed the acquisition of Transaco, a building materials distribution company in Chile.

The Company provided total consideration of $12 million comprised of cash payments of $7 million on September 4, 2014 and a put/call option with a strike price based on a 2016 EBITDA multiple exercisable in 2017. The fair value of the put/call option is $5 million and has been recorded in other liabilities on the Consolidated Balance Sheets. The acquisition resulted in the recognition of $4 million in intangible assets and $2 million in goodwill. The pro-forma effect of this acquisition on revenues and earnings was not material to the three and nine months ended September 30, 2014.

8.	DIVESTITURES

In the third quarter of 2014, the Company finalized the sale of its Building Materials European Stone business to an unrelated third party. As a result of this sale, the Company received $2 million in compensation and year to date has recorded a pre-tax charge of $20 million in Other (income) expenses, net on the Consolidated Statements of Earnings.

In the second quarter of 2014, the Company received final payment of $44 million related to the previously announced fourth quarter 2010 sale of our Masonry Products business to Boral Industries Ltd (“Boral”), an unrelated third party.

On September 13, 2013, the Company signed an agreement to sell its Composites glass reinforcements facility in Hangzhou, People's Republic of China, for total compensation of approximately $70 million to the Hangzhou Municipal Land Reservation Center and the Development and Construction Management Office of Taoyuan New Zone of Gongshu District in Hangzhou (“Hangzhou Government”), both of which are unrelated third party government entities. In the first quarter of 2014, the Company returned the land to the Hangzhou Government and recorded a net gain of $45 million, which is recorded in Other (income) expenses, net on the Consolidated Statements of Earnings for the nine month period ended September 30, 2014. The balance of the compensation, approximately $14 million, has been recorded in Other current assets on the Consolidated Balance Sheets. Final payment is due upon the Hangzhou government’s completion of demolition activities, currently forecast for the fourth quarter of 2014.

9.    ASSETS HELD FOR SALE
In the third quarter of 2014, the Company closed its Alcala, Spain facility as announced in our 2012 Composites cost reduction actions. The assets held for sale consisted of $9 million of Property, Plant and Equipment. There were no other assets or liabilities held for sale related to these facilities as of September 30, 2014.
During 2013, the Company closed its Vado, Italy facility. The assets held for sale consisted of $7 million of Property, Plant and Equipment. There were no other assets or liabilities held for sale related to these facilities as of September 30, 2014.

10.	WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Nine Months Ended September 30, 2014
Beginning balance	$41
Amounts accrued for current year	17
Settlements of warranty claims	(21)
Ending balance	$37

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	COST REDUCTION ACTIONS
2014 Cost Reduction Actions
We took actions in 2014 to reduce costs in our Composites segment. In the third quarter of 2014, these actions related to our decision to not rebuild two sub-scale high cost furnaces that will result in closing a facility in Japan and optimizing a facility in Canada. As a result of these actions, we recognized $16 million in severance charges, $3 million in contract termination charges, and $2 million in other related charges.
In the first quarter of 2014, these actions related to global workforce reductions and the termination of a contract with a utility services provider. In conjunction with these actions, the Company recorded $14 million in charges related to cost reduction actions for the nine months ended September 30, 2014, of which $11 million is related to severance and $3 million is related to contract termination charges. Both items were recorded in the first quarter of 2014 and have been reported in charges related to cost reduction actions on the Consolidated Statements of Earnings.

The following table summarizes the status of the unpaid accrued liabilities from the Company’s 2014 cost reduction actions (in millions):

	Beginning Balance December 31, 2013	Costs Incurred	Payments	Ending Balance September 30, 2014	Cumulative Charges Incurred
Severance	$—	$27	$2	$25	$27
Contract termination	—	6	3	3	6
Total	$—	$33	$5	$28	$33
2013 Cost Reduction Actions
As a result of the Company’s decision to divest its Composites glass reinforcements facility in Hangzhou, People's Republic of China, discussed in Note 8 above to the Consolidated Financial Statements, we recorded $6 million in charges related to cost reduction actions on the Consolidated Statements of Earnings for the year ended December 31, 2013. In the first quarter of 2014, the Company revised its estimated total severance costs of this action by $2 million. There were no additional costs incurred in the third quarter of 2014.
The following table summarizes the status of the unpaid accrued liabilities from the Company’s 2013 cost reduction actions (in millions):

	Beginning Balance December 31, 2013	Costs Incurred	Payments	Ending Balance September 30, 2014	Cumulative Charges Incurred
Severance	$6	$(2)	$4	$—	$4
Total	$6	$(2)	$4	$—	$4

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	COST REDUCTION ACTIONS (continued)

2012 Cost Reduction Actions
The following table summarizes the status of the unpaid accrued liabilities from the Company’s 2012 cost reduction actions (in millions):

	Beginning Balance December 31, 2013	Costs Incurred	Payments	Ending Balance September 30, 2014	Cumulative Charges Incurred
Severance	$26	$—	$22	$4	$53
Total	$26	$—	$22	$4	$53

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	DEBT
Details of the Company’s outstanding long-term debt are as follows (in millions):

	September 30, 2014	December 31, 2013
6.5% senior notes, net of discount, due 2016	$400	$400
9.0% senior notes, net of discount, due 2019	248	248
4.2% senior notes, net of discount, due 2022	600	599
7.0% senior notes, net of discount, due 2036	540	540
Accounts receivable securitization facility, maturing in 2016	212	162
Senior revolving credit facility, maturing in 2018	111	12
Various capital leases, due through and beyond 2050	48	49
Various floating rate debt, maturing through 2017	1	1
Fair value adjustment to debt	15	16
Total long-term debt	2,175	2,027
Less – current portion	4	3
Long-term debt, net of current portion	$2,171	$2,024
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
Collectively, the notes above are referred to as the “Senior Notes." The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company.
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2014.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of September 30, 2014.
The Company had $4 million of letters of credit outstanding under the Senior Revolving Credit Facility at September 30, 2014.
Receivables Securitization Facility
Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivables Purchase Agreement (the “RPA”) that are accounted for as secured borrowings in accordance with ASC 860, "Accounting for Transfers and Servicing." Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The RPA was amended in the third quarter of 2013 to extend maturity to July 2016 and reduce the size of the facility to $200 million during the months of November, December, and January each year. At September 30, 2014 the Company utilized the full amount permitted under the terms of the RPA. The Company had $37 million of letters of credit outstanding under the RPA at September 30, 2014.
The RPA contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of September 30, 2014.
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
Short-Term Debt
At September 30, 2014 and December 31, 2013, short-term borrowings were $22 million and $1 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. The weighted average interest rate on short-term borrowings was approximately 3.7 percent for September 30, 2014, and 2.2 percent for December 31, 2013.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$2	$4	$2	$—	$2
Interest cost	12	6	18	11	5	16
Expected return on plan assets	(14)	(7)	(21)	(14)	(7)	(21)
Amortization of actuarial loss	2	1	3	4	1	5
Net periodic pension cost	$2	$2	$4	$3	$(1)	$2

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$6	$4	$10	$7	$4	$11
Interest cost	36	17	53	33	16	49
Expected return on plan assets	(43)	(20)	(63)	(44)	(19)	(63)
Amortization of actuarial loss	7	2	9	11	4	15
Net periodic pension cost	$6	$3	$9	$7	$5	$12
The Company expects to contribute approximately $35 million in cash to the United States Pension Plans and another $18 million to non-United States plans during 2014. The Company made cash contributions of approximately $51 million to the plans during the nine months ended September 30, 2014.

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
The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$2	$2
Interest cost	3	2	8	7
Amortization of prior service cost	(1)	(1)	(3)	(3)
Amortization of actuarial gain	(1)	(1)	(2)	(1)
Net periodic benefit cost	$2	$1	$5	$5

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    CONTINGENT LIABILITIES AND OTHER MATTERS
The Company is involved in various legal proceedings relating to employment, product liability and other matters (collectively, “Proceedings”). The Company regularly reviews the status of such Proceedings with legal counsel. Liabilities for such Proceedings are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the amount of any reasonably possible losses in excess of any amounts accrued, if any, with respect to such Proceedings or any other known claim, including the matters described below under the caption Environmental Matters (the “Environmental Matters”) will not be material to the Company’s financial statements. Management believes that the ultimate disposition of the Proceedings and the Environmental Matters will not have a material adverse effect on the Company’s operations or financial condition taken as a whole.
Environmental Matters
We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At September 30, 2014, we had environmental remediation liabilities as a PRP at 21 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2014, our reserve for such liabilities was $4 million.
Kearny, New Jersey Manufacturing Facility
During the week of October 29, 2012, the Company experienced a flood at its Kearny, New Jersey manufacturing facility as a result of Hurricane Sandy. Our Roofing facility returned to full operating capacity in the third quarter of 2013 and we settled our insurance claims in December of 2013. For the three month and nine month periods ended September 30, 2014, the Company incurred an additional $0 million and $6 million, respectively, in losses related to clean-up activities. For the nine month period ended September 30, 2014, $5 million has been reported in Other (income) expenses, net and $1 million has been reported in Cost of Sales on the Consolidated Statements of Earnings. The Company does not anticipate any additional charges to be incurred.

For the three months ended September 30, 2013, the Company incurred $2 million (net of insurance proceeds) in losses related to clean up activities and business interruption, of which $4 million of losses have been reported in Cost of Sales, partially offset by $2 million net gain reported in Other (income) expenses, net on the Consolidated Statements of Earnings. For the nine months ended September 30, 2013, the Company incurred $16 million (net of insurance proceeds) in losses related to clean up activities and business interruption, of which $26 million of losses have been reported in Cost of Sales, partially offset by a $10 million net gain reported in Other (income) expenses, net on the Consolidated Statements of Earnings.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.     STOCK COMPENSATION
2013 Stock Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning 2013 Stock Plan (the “2013 Stock Plan”) which replaced the 2010 Stock Plan. The 2013 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2013 Stock Plan, 1.5 million shares of common stock may be granted in addition to the shares of Company common stock that rolled over from the 2010 Stock Plan as of April 18, 2013. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. There will be no future grants made under the 2010 Stock Plan. At September 30, 2014, the number of shares remaining available under the 2013 Stock Plan for all stock awards was 2.4 million.
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
During the nine months ended September 30, 2014, 374,500 stock options were granted with a weighted-average grant date fair value of $19.05. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 50.85%, expected dividends of $0, expected term of 6.25 years and a risk-free interest rate of 1.9%.
During the three and nine months ended September 30, 2014, the Company recognized expense of $1 million and $4 million respectively, related to the Company’s stock options. During the three and nine months ended September 30, 2013, the Company recognized expense of $1 million and $4 million respectively, related to the Company’s stock options. As of September 30, 2014, there was $10 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.71 years. The total aggregate intrinsic value of options outstanding as of September 30, 2014 and 2013 was $10 million and $25 million.
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	2,748,720	$29.55
Granted	374,500	37.65
Exercised	(249,950)	28.11
Forfeited	(25,250)	38.09
Expired	(1,225)	32.23
Ending Balance	2,846,795	$30.66

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.	STOCK COMPENSATION (continued)

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at September 30, 2014	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$13.89-$42.16	2,846,795	5.28	$30.66	2,016,445	3.99	$27.72
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
During the three and nine months ended September 30, 2014, the Company recognized expense of $4 million and $13 million respectively, related to the Company’s restricted stock. During the three and nine months ended September 30, 2013, the Company recognized expense of $4 million and $12 million respectively, related to the Company’s restricted stock. As of September 30, 2014, there was $28 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.65 years. The total fair value of shares vested during the nine months ended September 30, 2014 and 2013 was $14 million and $16 million, respectively.
A summary of the status of the Company’s plans that had restricted stock issued as of September 30, 2014, and changes during the nine months ended September 30, 2014, are presented below:

	Nine Months Ended September 30, 2014
	Number of Shares	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,735,824	$32.49
Granted	488,257	37.85
Vested	(431,958)	32.67
Forfeited	(50,515)	37.04
Ending Balance	1,741,608	$33.79
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
In the first nine months of 2014, the Company granted PSUs that vest after a three-year period based on the Company’s total stockholder return relative to the performance of the companies in the S&P 500 Index for the respective three-year period. The

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.	STOCK COMPENSATION (continued)

amount of stock distributed will vary from 0 percent to 200 percent of PSUs awarded depending on the relative stockholder return performance.
During the three and nine months ended September 30, 2014, the Company recognized expense of $1 and $4 million, respectively related to the Company’s PSUs. During the three and nine months ended September 30, 2013, the Company recognized a gain of $1 million and an expense of $5 million, respectively, related to PSUs. As of September 30, 2014, there was $12 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.83 years.
A summary of the status of the Company’s plans that had PSUs issued as of September 30, 2014, and changes during the nine months ended September 30, 2014, is presented below:

	Nine Months Ended September 30, 2014
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	410,500	$53.04
Granted	248,950	44.43
Forfeited	(31,150)	40.00
Ending Balance	628,300	$50.27
2013 Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. There are 2 million shares available for purchase under the ESPP as of its approval date. During the three and nine months ended September 30, 2014, the Company had expense of $0.4 million and $1 million, respectively. During the three and nine months ended September 30, 2013, the Company had expense of $0.4 million and $0.6 million, respectively. As of September 30, 2014, there was less than $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.     EARNINGS PER SHARE
The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net earnings attributable to Owens Corning	$52	$51	$193	$122
Weighted-average number of shares outstanding used for basic earnings per share	117.4	118.0	117.5	118.4
Non-vested restricted and performance shares	0.4	0.4	0.4	0.4
Options to purchase common stock	0.3	0.4	0.4	0.5
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	118.1	118.8	118.3	119.3
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$0.44	$0.43	$1.64	$1.03
Diluted	$0.44	$0.43	$1.63	$1.02

Basic earnings per share is calculated by dividing earnings attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.
On April 25, 2012, the Company announced a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The 2012 Repurchase Program is in addition to the share buy-back program announced August 4, 2010 (the “2010 Repurchase Program” and collectively with the 2012 Repurchase Program, the “Repurchase Programs”). The Repurchase Programs authorize the Company to repurchase shares through the open market, in privately negotiated or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. During the three months ended September 30, 2014, no shares were repurchased under the Repurchase Programs. As of September 30, 2014, 7.7 million shares remain available for repurchase under the authorized programs.
For the three and nine months ended September 30, 2014, the number of shares used in the calculation of diluted earnings per share did not include 1.3 million and 1.0 million, respectively, of options to purchase common stock due to their anti-dilutive effect.
For the three and nine months ended September 30, 2013, the number of shares used in the calculation of diluted earnings per share did not include 0.2 million non-vested Restricted and Performance shares, 1.0 million and 0.7 million of options to purchase common stock, respectively, 17.5 million common equivalent shares from Series A Warrants or 7.8 million common equivalent shares from Series B Warrants due to their anti-dilutive effect.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.     FAIR VALUE MEASUREMENT (continued)

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of September 30, 2014 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10	$10	$—	$—
Term deposits	14	14	—	—
Derivative assets	9	—	9	—
Total assets	$33	$24	$9	$—
Liabilities:
Derivative liabilities	$3	$—	$3	$—
Contingent consideration	5	—	—	5
Total liabilities	$8	$—	$3	$5
The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2013 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20	$20	$—	$—
Term deposits	2	2	—	—
Derivative assets	1	—	1	—
Total assets	$23	$22	$1	$—
Liabilities:
Derivative liabilities	$4	$—	$4	$—
Total liabilities	$4	$—	$4	$—
Cash equivalents and term deposits are included in cash and cash equivalents on the Consolidated Balance Sheets. The Company measures the value of its natural gas hedge contracts, electricity contracts and foreign currency forward contracts using Level 2 inputs. The fair value of the Company’s natural gas hedges and electricity contracts is determined by a mark to market valuation based on forward curves using observable market prices and the fair value of its foreign currency forward contracts is determined using observable market transactions in over-the-counter markets.

Contingent consideration

In connection with our third quarter 2014 acquisition of Transaco discussed in Note 7, we recorded contingent consideration pertaining to amounts payable to the former owners related to a put/call option that is to be determined based on a multiple of 2016 EBITDA that contains a cap of $7 million and a floor of $4 million. The valuation of contingent consideration uses assumptions we believe would be made by a market participant and has been based on significant inputs not observable in the market. The significant unobservable input used in the fair value measurement of our contingent consideration includes our internal forecast of business performance.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.     FAIR VALUE MEASUREMENT (continued)

Items Disclosed at Fair Value
Assets held for sale

At September 30, 2014 the Company had nonfinancial assets, principally property, plant and equipment, with a net book value of $11 million which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and the Company recognized losses of $3 million in the three and nine months ended September 30, 2014, primarily in connection with the final closing of our Alcala, Spain facility as announced in our 2012 Composites cost reduction actions. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. The valuation of property, plant and equipment uses assumptions we believe would be made by a market participant and has been based on significant inputs not observable in the market. The significant unobservable input used in the fair value measurement of property, plant and equipment includes recent market transactions for similar assets.

Long-term notes receivable
The fair value of the Company’s long-term notes receivable has been calculated using the expected future cash flows discounted at market interest rates. The Company believes that the carrying amounts reasonably approximate the fair values of long-term notes receivable. Long-term notes receivable were $1 million and $6 million as of September 30, 2014, and December 31, 2013, respectively.
Long-term debt
The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.
As of September 30, 2014, the Company’s 6.50 percent senior notes due 2016 were trading at approximately 109 percent of par value, the 7.00 percent senior notes due 2036 were trading at approximately 121 percent of par value, the 9.00 percent senior notes due 2019 were trading at approximately 123 percent of par value, and the 4.20 percent senior notes due 2022 were trading at approximately 101 percent of par value. The Company determined that the book value of the remaining long-term debt instruments approximates market value. This approach, using Level 1 inputs and utilizing indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $372 million.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.     INCOME TAXES
Income taxes for the three and nine months ended September 30, 2014, was an expense of $27 million and $9 million, respectively. For the third quarter and year-to-date 2014, the Company’s effective tax rate was 34 percent and 4 percent, respectively. For the third quarter, the difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position. For the year-to-date period, the difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to the resolution of an uncertain tax position upon receiving final notification from the IRS that it had completed its audit examination for the taxable years 2008 through 2010 and the reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets which cumulatively totaled $78 million. The remaining differences relate to other discrete adjustments in the quarter and the accounting treatment of various locations which are currently in a loss position in the third quarter 2014.
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

19.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in accumulated other comprehensive income (“AOCI”) for the nine months ended September 30, 2014 (in millions):

	Cash Flow Hedge Activity	Defined Benefit Pension Plan Activity	OCI Valuation Allowance Activity	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2013, net of tax	$—	$(184)	$(115)	$2	$(297)
Amounts classified into AOCI, net of tax	(1)	2	—	(65)	(64)
Amounts reclassified from AOCI, net of tax	—	4	—	1	5
Change in AOCI, net of tax	(1)	6	—	(64)	(59)
Balance as of September 30, 2014, net of tax	$(1)	$(178)	$(115)	$(62)	$(356)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (continued)

The following table summarizes the changes in accumulated other comprehensive income (“AOCI”) for the nine months ended September 30, 2013 (in millions):

	Cash Flow Hedge Activity	Defined Benefit Pension Plan Activity	OCI Valuation Allowance Activity	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2012, net of tax	$(1)	$(279)	$(114)	$30	$(364)
Amounts classified into AOCI, net of tax	(2)	2	1	(30)	(29)
Amounts reclassified from AOCI, net of tax	2	9	—	—	11
Change in AOCI, net of tax	—	11	1	(30)	(18)
Balance as of September 30, 2013, net of tax	$(1)	$(268)	$(113)	$—	$(382)

The following table presents the impact and respective location of AOCI reclassifications on the Consolidated Statements of Earnings, net of tax (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash Flow Hedge Activity:
Cost of sales	$—	$1	$—	$2
Defined Benefit Pension Plan Activity:
Cost of sales	1	2	3	7
Marketing and administrative expense	—	—	1	2
Foreign Currency Translation Adjustment:
Other (income) expenses, net	1	—	1	—
Total reclassifications from AOCI	$2	$3	$5	$11

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

20.    ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11 Income Taxes (Topic 740): "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The new guidance is effective for fiscal year and interim periods beginning after December 15, 2013. The update does not have a material impact on the Company’s Consolidated Financial Statements and we have prospectively adopted the standard in fiscal year 2014.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014. The Company has early adopted this update in the second quarter of 2014.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for us on January 1, 2017.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$964	$511	$(93)	$1,382
COST OF SALES	(5)	795	434	(93)	1,131
Gross margin	5	169	77	—	251
OPERATING EXPENSES
Marketing and administrative expenses	24	55	31	—	110
Science and technology expenses	—	14	4	—	18
Charges related to cost reduction actions	—	—	19	—	19
Other (income) expenses, net	2	(6)	1	—	(3)
Total operating expenses	26	63	55	—	144
EARNINGS BEFORE INTEREST AND TAXES	(21)	106	22	—	107
Interest expense, net	26	—	2	—	28
EARNINGS BEFORE TAXES	(47)	106	20	—	79
Less: Income tax expense	(17)	37	7	—	27
Equity in net earnings of subsidiaries	82	13	—	(95)	—
Equity in net earnings of affiliates	—	—	—	—	—
NET EARNINGS	52	82	13	(95)	52
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$52	$82	$13	$(95)	$52

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$921	$497	$(98)	$1,320
COST OF SALES	(3)	739	429	(98)	1,067
Gross margin	3	182	68	—	253
OPERATING EXPENSES
Marketing and administrative expenses	25	68	35	—	128
Science and technology expenses	—	13	6	—	19
Charges related to cost reduction actions	—	—	6	—	6
Other (income) expenses, net	(10)	4	—	—	(6)
Total operating expenses	15	85	47	—	147
EARNINGS BEFORE INTEREST AND TAXES	(12)	97	21	—	106
Interest expense, net	27	—	2	—	29
EARNINGS BEFORE TAXES	(39)	97	19	—	77
Less: Income tax expense	(16)	32	10	—	26
Equity in net earnings of subsidiaries	74	9	—	(83)	—
Equity in net earnings of affiliates	—	—	—	—	—
NET EARNINGS	51	74	9	(83)	51
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$51	$74	$9	$(83)	$51

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$2,800	$1,496	$(281)	$4,015
COST OF SALES	(9)	2,314	1,258	(281)	3,282
Gross margin	9	486	238	—	733
OPERATING EXPENSES
Marketing and administrative expenses	84	191	97	—	372
Science and technology expenses	—	44	13	—	57
Charges related to cost reduction actions	—	1	30	—	31
Other (income) expenses, net	(14)	8	(9)	—	(15)
Total operating expenses	70	244	131	—	445
EARNINGS BEFORE INTEREST AND TAXES	(61)	242	107	—	288
Interest expense, net	80	2	4	—	86
EARNINGS BEFORE TAXES	(141)	240	103	—	202
Less: Income tax expense	(53)	46	16	—	9
Equity in net earnings of subsidiaries	281	87	—	(368)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS	193	281	88	(368)	194
Less: Net earnings attributable to noncontrolling interests	—	—	1	—	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$193	$281	$87	$(368)	$193

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$2,872	$1,451	$(306)	$4,017
COST OF SALES	(7)	2,340	1,257	(306)	3,284
Gross margin	7	532	194	—	733
OPERATING EXPENSES
Marketing and administrative expenses	89	202	104	—	395
Science and technology expenses	—	43	14	—	57
Charges related to cost reduction actions	—	—	8	—	8
Other (income) expenses, net	(17)	—	9	—	(8)
Total operating expenses	72	245	135	—	452
EARNINGS BEFORE INTEREST AND TAXES	(65)	287	59	—	281
Interest expense, net	81	1	5	—	87
EARNINGS BEFORE TAXES	(146)	286	54	—	194
Less: Income tax expense	(57)	91	37	—	71
Equity in net earnings of subsidiaries	211	16	—	(227)	—
Equity in net earnings of affiliates	—	—	—	—	—
NET EARNINGS	122	211	17	(227)	123
Less: Net earnings attributable to noncontrolling interests	—	—	1	—	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$122	$211	$16	$(227)	$122

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$52	$82	$13	$(95)	$52
Currency translation adjustment	(59)	—	—	—	(59)
Pension and other postretirement adjustment (net of tax)	4	—	—	—	4
Deferred loss on hedging (net of tax)	—	—	—	—	—
COMPREHENSIVE EARNINGS	(3)	82	13	(95)	(3)
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$(3)	$82	$13	$(95)	$(3)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$51	$74	$9	$(83)	$51
Currency translation adjustment	15	—	—	—	15
Pension and other postretirement adjustment (net of tax)	2	—	—	—	2
Deferred loss on hedging (net of tax)	—	—	—	—	—
COMPREHENSIVE EARNINGS	68	74	9	(83)	68
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$68	$74	$9	$(83)	$68

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$193	$281	$88	$(368)	$194
Currency translation adjustment	(64)	—	—	—	(64)
Pension and other postretirement adjustment (net of tax)	6	—	—	—	6
Deferred loss on hedging (net of tax)	(1)	—	—	—	(1)
COMPREHENSIVE EARNINGS	134	281	88	(368)	135
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	1	—	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$134	$281	$87	$(368)	$134

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$122	$211	$17	$(227)	$123
Currency translation adjustment	(30)	—	—	—	(30)
Pension and other postretirement adjustment (net of tax)	11	—	—	—	11
Deferred loss on hedging (net of tax)	—	—	—	—	—
COMPREHENSIVE EARNINGS	103	211	17	(227)	104
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	1	—	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$103	$211	$16	$(227)	$103

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2014
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$6	$45	$—	$51
Receivables, less allowances	—	—	904	—	904
Due from affiliates	—	2,776	—	(2,776)	—
Inventories	—	508	315	—	823
Assets held for sale – current	—	—	16	—	16
Other current assets	(2)	135	90	—	223
Total current assets	(2)	3,425	1,370	(2,776)	2,017
Investment in subsidiaries	7,546	2,594	558	(10,698)	—
Due from affiliates	—	62	894	(956)	—
Property, plant and equipment, net	359	1,335	1,198	—	2,892
Goodwill	—	1,127	41	—	1,168
Intangible assets	—	995	248	(218)	1,025
Deferred income taxes	13	319	40	—	372
Other non-current assets	25	61	135	—	221
TOTAL ASSETS	$7,941	$9,918	$4,484	$(14,648)	$7,695
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$71	$500	$362	$—	$933
Due to affiliates	1,789	—	987	(2,776)	—
Short-term debt	—	—	22	—	22
Long-term debt – current portion	—	2	2	—	4
Total current liabilities	1,860	502	1,373	(2,776)	959
Long-term debt, net of current	1,912	27	232	—	2,171
Due to affiliates	—	894	62	(956)	—
Pension plan liability	179	—	106	—	285
Other employee benefits liability	—	215	15	—	230
Deferred income taxes	—	—	20	—	20
Other liabilities	131	176	44	(218)	133
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,947	6,607	1,996	(8,603)	3,947
Accumulated earnings	791	1,497	598	(2,095)	791
Accumulated other comprehensive deficit	(356)	—	—	—	(356)
Cost of common stock in treasury	(524)	—	—	—	(524)
Total Owens Corning stockholders’ equity	3,859	8,104	2,594	(10,698)	3,859
Noncontrolling interests	—	—	38	—	38
Total equity	3,859	8,104	2,632	(10,698)	3,897
TOTAL LIABILITIES AND EQUITY	$7,941	$9,918	$4,484	$(14,648)	$7,695

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2013
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$3	$54	$—	$57
Receivables, less allowances	—	—	683	—	683
Due from affiliates	—	2,664	—	(2,664)	—
Inventories	—	487	323	—	810
Assets held for sale – current	—	—	29	—	29
Other current assets	45	140	84	—	269
Total current assets	45	3,294	1,173	(2,664)	1,848
Investment in subsidiaries	7,229	2,558	558	(10,345)	—
Due from affiliates	—	67	959	(1,026)	—
Property, plant and equipment, net	362	1,313	1,257	—	2,932
Goodwill	—	1,127	39	—	1,166
Intangible assets	—	1,015	271	(246)	1,040
Deferred income taxes	14	416	6	—	436
Other non-current assets	31	64	130	—	225
TOTAL ASSETS	$7,681	$9,854	$4,393	$(14,281)	$7,647
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15	$608	$365	$—	$988
Due to affiliates	1,688	—	976	(2,664)	—
Short-term debt	—	—	1	—	1
Long-term debt – current portion	—	2	1	—	3
Total current liabilities	1,703	610	1,343	(2,664)	992
Long-term debt, net of current portion	1,814	26	184	—	2,024
Due to affiliates	—	959	67	(1,026)	—
Pension plan liability	213	—	123	—	336
Other employee benefits liability	—	226	16	—	242
Deferred income taxes	—	—	23	—	23
Other liabilities	158	246	42	(246)	200
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,938	6,572	2,045	(8,617)	3,938
Accumulated earnings	655	1,215	513	(1,728)	655
Accumulated other comprehensive deficit	(297)	—	—	—	(297)
Cost of common stock in treasury	(504)	—	—	—	(504)
Total Owens Corning stockholders’ equity	3,793	7,787	2,558	(10,345)	3,793
Noncontrolling interests	—	—	37	—	37
Total equity	3,793	7,787	2,595	(10,345)	3,830
TOTAL LIABILITIES AND EQUITY	$7,681	$9,854	$4,393	$(14,281)	$7,647

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(54)	$131	$(15)	$—	$62
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment (including alloy)	(9)	(120)	(87)	—	(216)
Proceeds from the sale of assets (including alloy) or affiliates, net	44	—	21	—	65
Investment in subsidiaries and affiliates, net of cash acquired	—	(5)	(7)	—	(12)
Proceeds from Hurricane Sandy insurance claims	—	—	—	—	—
Derivative Settlement	—	—	1	—	1
Purchases of alloy	—	—	(25)	—	(25)
Proceeds from sale of alloy	4	—	21	—	25
Net cash flow used for investing activities	39	(125)	(76)	—	(162)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,018	—	50	—	1,068
Payments on senior revolving credit and receivables securitization facilities	(919)	—	—	—	(919)
Payments on long-term debt	—	—	(1)	—	(1)
Net increase in short-term debt	—	—	21	—	21
Cash dividends paid	(37)	—	—	—	(37)
Purchases of treasury stock	(44)	—	—	—	(44)
Other intercompany loans	(10)	(3)	13	—	—
Other	7	—	—	—	7
Net cash flow provided by financing activities	15	(3)	83	—	95
Effect of exchange rate changes on cash	—	—	(1)	—	(1)
Net decrease in cash and cash equivalents	—	3	(9)	—	(6)
Cash and cash equivalents at beginning of period	—	3	54	—	57
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$6	$45	$—	$51

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(68)	$105	$121	$—	$158
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(5)	(70)	(124)	—	(199)
Proceeds from the sale of assets or affiliates, net	—	—	17	—	17
Investment in subsidiaries and affiliates, net of cash acquired	—	(51)	(11)	—	(62)
Proceeds from Hurricane Sandy insurance claims	—	26	—	—	26
Derivative Settlement	—	—	—	—	—
Purchases of alloy	—	—	(15)	—	(15)
Proceeds from sale of alloy	16	—	—	—	16
Net cash flow used for investing activities	11	(95)	(133)	—	(217)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	940	—	123	—	1,063
Payments on senior revolving credit and receivables securitization facilities	(906)	—	(51)	—	(957)
Payments on long-term debt	—	—	(1)	—	(1)
Net increase in short-term debt	—	—	3	—	3
Cash dividends paid	—	—	—	—	—
Purchase of treasury stock	(63)	—	—	—	(63)
Other intercompany loans	75	(9)	(66)	—	—
Other	12	—	—	—	12
Net cash flow provided by financing activities	58	(9)	8	—	57
Effect of exchange rate changes on cash	—	—	(2)	—	(2)
Net decrease in cash and cash equivalents	1	1	(6)	—	(4)
Cash and cash equivalents at beginning of period	—	3	52	—	55
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1	$4	$46	$—	$51

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
EXECUTIVE OVERVIEW
We reported net earnings of $52 million and $107 million in earnings before interest and taxes (“EBIT”) for the third quarter 2014. We generated $132 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the third quarter 2014. Third quarter 2014 EBIT in our Building Materials segment decreased by $13 million and EBIT in our Composites segment increased by $11 million compared to the same period in 2013. See below for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning.
In the third quarter 2014, we have adjusted $25 million of losses out of reported EBIT to arrive at adjusted EBIT. The Company recorded $21 million of charges related to cost reduction actions and related items in our Composites business associated with the decision to not rebuild two sub-scale high cost furnaces that will result in closing a facility in Japan and optimizing a facility in Canada. We also have adjusted out $4 million of losses related to the impairment of held for sale assets.
In our Composites segment, EBIT in the third quarter 2014 was $32 million compared to $21 million in the same period in 2013. The increase was primarily driven by higher selling prices.
In our Building Materials segment, EBIT in the third quarter 2014 was $101 million, compared to $114 million in the same period in 2013. In our Roofing business, EBIT decreased $38 million due primarily to lower selling prices. Our Insulation business increased EBIT $25 million compared to the same period in 2013 primarily on improved manufacturing performance and higher selling prices.
We maintain a strong balance sheet with ample liquidity. We have access to an $800 million senior revolving credit facility with a November 2018 maturity date and a $250 million receivables securitization facility with a July 2016 maturity date. We have no significant debt maturities before 2016.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,382	$1,320	$4,015	$4,017
Gross margin	$251	$253	$733	$733
% of net sales	18%	19%	18%	18%
Charges related to cost reduction actions	$19	$6	$31	$8
Earnings before interest and taxes	$107	$106	$288	$281
Interest expense, net	$28	$29	$86	$87
Income tax expense	$27	$26	$9	$71
Net earnings attributable to Owens Corning	$52	$51	$193	$122
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
Third quarter and year-to-date net sales increased $62 million and decreased $2 million, respectively, compared to the same periods in 2013. For the third quarter, the increase in net sales was mainly due to higher sales volumes and higher selling prices in our Composites and Insulation businesses. For the year-to-date comparison, the decrease was primarily due to higher selling prices and higher sales volumes in our Composites and Insulation businesses being more than offset by lower sales volumes in our Roofing business.
GROSS MARGIN
In the third quarter 2014, gross margin as a percentage of sales decreased one percentage point compared to the third quarter of 2013 primarily due to lower sales volumes and lower selling prices in our Roofing business. For year-to-date 2014, gross margin was flat compared to the same period of 2013 as higher contribution margins in our Composites and Insulation businesses and the favorable impact of lower margin related adjusting items were offset by the impacts of lower sales volumes and lower selling prices in our Roofing business. Year-to-date 2014 gross margin included $1 million of charges for final clean up and repair costs related to Hurricane Sandy. For the third quarter and year-to-date 2013 gross margin included $9 million and $41 million, respectively of charges related to Hurricane Sandy and our 2012 restructuring actions.

CHARGES RELATED TO COST REDUCTION ACTIONS

In the third quarter of 2014, we took actions to reduce high cost assets in our global Composites network through the decision to close a facility in Japan and optimize a facility in Canada. As a result of these actions, we recognized $16 million in severance charges and $3 million in contract termination charges in the third quarter of 2014. For the year-to-date 2014, in addition to the charges taken in the third quarter, we recognized $11 million in severance charges and $3 million in contract termination charges to reduce costs throughout our global Composites network. These charges were partially offset by a $2 million decrease in severance related to the divestiture of our Hangzhou, China Composites facility.

In the third quarter of 2013, we recognized $6 million in charges related to cost reduction actions as a result of entering into an agreement to sell our Composites glass reinforcements facility in Hangzhou, China that closed in the first quarter of 2014. The year-to-date 2013, also includes $2 million in charges related to cost reduction actions as a result of actions taken to improve the competitive position of our global Composites manufacturing network through the closure or optimization of certain facilities, with our most significant actions taking place in France, Spain and Italy.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EARNINGS BEFORE INTEREST AND TAXES
EBIT increased by $1 million for the third quarter 2014 compared to the same period in 2013. Third quarter EBIT in our Building Materials segment decreased by $13 million and third quarter EBIT in our Composites segment increased by $11 million compared to the same period in 2013. Corporate EBIT losses for the third quarter decreased by $3 million.
For year-to-date 2014, EBIT increased by $7 million compared to the same period in 2013. Year-to-date EBIT in our Building Materials segment decreased by $70 million and year-to-date EBIT in our Composites segment increased by $34 million compared to the same period in 2013. Corporate EBIT losses for year-to-date 2014 decreased by $43 million, due primarily to the gain on sale of our Hangzhou, China Composites glass reinforcements facility.
INTEREST EXPENSE, NET
Year-to-date 2014 interest expense was in line with the same period in 2013.

INCOME TAX EXPENSE

Income taxes for the three and nine months ended September 30, 2014, was an expense of $27 million and $9 million, respectively. For the third quarter and year-to-date 2014, the Company’s effective tax rate was 34 percent and 4 percent, respectively. For the third quarter, the difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position. For the year-to-date period, the difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to the resolution of an uncertain tax position upon receiving final notification from the IRS that it had completed its audit examination for the taxable years 2008 through 2010 and the reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets which cumulatively totaled $78 million. The remaining differences relate to other discrete adjustments in the quarter and the accounting treatment of various locations which are currently in a loss position in the third quarter 2014.
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

Adjusting items are shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Charges related to cost reduction actions and related items	$(21)	$(11)	$(33)	$(23)
Net loss on sale of European Stone Business	(1)	—	(20)	—
Impairment loss on Alcala, Spain facility held for sale	(3)	—	(3)	—
Gain on sale of Hangzhou, China facility	—	—	45	—
Net loss related to Hurricane Sandy	—	(2)	(6)	(16)
Total adjusting items	$(25)	$(13)	$(17)	$(39)

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$52	$51	$193	$122
Less: Net earnings attributable to noncontrolling interests	—	—	1	1
NET EARNINGS	52	51	194	123
Equity in net earnings of affiliates	—	—	1	—
Income tax expense	27	26	9	71
EARNINGS BEFORE TAXES	79	77	202	194
Interest expense, net	28	29	86	87
EARNINGS BEFORE INTEREST AND TAXES	107	106	288	281
Less: adjusting items from above	(25)	(13)	(17)	(39)
ADJUSTED EBIT	$132	$119	$305	$320
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composites
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in  millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$489	$453	$1,471	$1,384
% change from prior year	8%	-1%	6%	-3%
EBIT	$32	$21	$96	$62
EBIT as a % of net sales	7%	5%	7%	4%
Depreciation and amortization expense	$31	$33	$99	$99

NET SALES

Third quarter and year-to-date sales in our Composites business increased $36 million and $87 million, respectively, compared to the same periods in 2013. For the third quarter, approximately 5 percent higher sales volumes was the largest contributor to the increase in net sales. The remaining increase was driven equally by higher selling prices and favorable customer mix. For the first nine months of 2014, approximately 3 percent higher sales volumes were the largest contributor to the increase in net sales. Selling prices were $24 million higher year over year with favorable customer mix driving the remaining increase.

EBIT

In our Composites business, EBIT was $11 million higher in the third quarter 2014 and $34 million higher for year-to-date 2014 compared to the same periods in 2013. For the quarter, the increase in EBIT was driven by higher selling prices and increased sales volumes. Improved operating performance and favorable customer mix were offset by higher furnace-rebuild related costs, labor cost inflation and raw material inflation. For the year-to-date comparison, higher selling prices drove the majority of the improvement. Improved operating performance and favorable customer mix were largely offset by labor cost inflation, raw material inflation and higher furnace-rebuild related costs. The remaining increase in EBIT was primarily driven by higher sales volumes.

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. For fiscal year 2014, we expect moderate global industrial production growth.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Building Materials
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Building Materials segment and our businesses within this segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales
Insulation	$454	$431	$1,256	$1,176
Roofing	474	471	1,408	1,586
Total Building Materials	$928	$902	$2,664	$2,762
% change from prior year	3%	5%	-4%	2%
EBIT
Insulation	$43	$18	$62	$1
Roofing	58	96	200	331
Total Building Materials	$101	$114	$262	$332
EBIT as a % of net sales	11%	13%	10%	12%
Depreciation and amortization expense
Insulation	$25	$26	$76	$79
Roofing	11	9	30	28
Total Building Materials	$36	$35	$106	$107
NET SALES
Net sales in our Building Materials segment were $26 million higher in the third quarter 2014 and $98 million lower for year-to-date 2014 compared to the same periods in 2013. For the quarter, net sales increased primarily due to higher sales volumes in our Insulation business. For the year-to-date comparison, net sales decreased due primarily to lower sales volumes in our Roofing business.
In our Roofing business, net sales in the third quarter of 2014 were $3 million higher than the third quarter of 2013 and year-to-date net sales were $178 million lower compared to the same period in 2013. For the quarter, seven percent higher sales volumes and favorable product mix were offset by $37 million in lower selling prices. For the year-to-date comparison, the decline was primarily driven by approximately 9 percent lower sales volumes. Lower selling prices of $51 million were partially offset by favorable product mix.
In our Insulation business, net sales were $23 million higher in the third quarter 2014 compared to the same period in 2013. For the quarter comparison, higher selling prices contributed $9 million with the remaining increase being driven by higher sales volumes. Year-to-date sales were $80 million higher compared to the same period in 2013 due to higher selling prices of $48 million with the remaining increase being driven about equally by higher sales volumes and increased sales related to our acquisition of Thermafiber Inc.
EBIT
EBIT for our Building Materials segment in the third quarter and year-to date 2014 decreased $13 million and $70 million, respectively, compared to the same periods in 2013.
In our Roofing business, EBIT decreased $38 million and $131 million in the third quarter and year-to-date 2014 compared to the same periods in 2013, respectively. For the quarter, the decrease in EBIT was driven by lower selling prices. EBIT from higher sales volumes and favorable product mix were offset by production curtailments and inflation, primarily asphalt. For the year-to-date comparison, lower sales volumes and lower selling prices contributed about equally to the decline in EBIT. The remainder of the decline was primarily driven by inflation, most significantly asphalt, and third quarter production curtailments.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In our Insulation business, EBIT increased by $25 million and $61 million in the third quarter and year-to-date 2014 compared to the same periods in 2013, respectively. For the third quarter, favorable manufacturing performance contributed $15 million as higher selling prices were offset by energy and raw materials inflation. The remaining increase was driven about equally by higher sales volumes and lower selling, general and administrative expenses. For the year-to-date comparison, the increase in EBIT was driven primarily by higher selling prices. Energy and raw materials inflation was offset by favorable manufacturing performance, with the remaining increase in EBIT being driven about equally by higher sales volumes and lower selling, general and administrative expenses.
OUTLOOK
During the third quarter of 2014, the average Seasonally Adjusted Annual Rate (“SAAR”) of United States housing starts was approximately 1 million starts, up from an average of approximately 882 thousand starts in the third quarter of 2013. While the information on United States housing starts has been trending positively over the past couple of years, the timing and pace of recovery of the United States housing market remains uncertain.
In our roofing business, we expect the factors that have driven strong margins in recent years will continue to deliver profitability. Our weaker than expected year-to-date volumes have impacted our financial outlook. Other uncertainties that may impact our Roofing margins include market demand, competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.
The Company expects our Insulation business to continue to benefit from an overall strengthening of the U.S. housing market, improved pricing, and higher capacity utilization. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.
Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Charges related to cost reduction actions and related items	$(21)	$(11)	$(33)	$(23)
Net loss on sale of European Stone Business	(1)	—	(20)	—
Impairment loss on Alcala, Spain facility held for sale	(3)	—	(3)	—
Gain on sale of Hangzhou, China facility	—	—	45	—
Net loss related to Hurricane Sandy	—	(2)	(6)	(16)
General corporate expense and other	(1)	(16)	(53)	(74)
EBIT	$(26)	$(29)	$(70)	$(113)
Depreciation and amortization	$8	$10	$24	$29

EBIT
In Corporate, Other and Eliminations, EBIT losses for the third quarter and year-to-date 2014 were $26 million and $70 million, respectively. For the third quarter, we recorded $21 million of charges related to cost reduction actions and related items in our Composites business associated with the decision to not rebuild two sub-scale high cost furnaces that will result in closing a facility in Japan and optimizing a facility in Canada. We also recorded a $3 million impairment charge on our held for sale Composites facility in Alcala, Spain. For the year-to-date period, we have recorded a total of $33 million related to cost reduction actions and related items, $23 million related to impairments on assets held for sale or sold, $6 million related to clean up costs associated with the repair of our Kearny New Jersey manufacturing facility, and a $45 million gain related to the sale of our Hangzhou, China facility.
General corporate expense and other in the third quarter of 2014 was $15 million lower than the third quarter of 2013, and year-to-date general corporate expense and other was $21 million lower compared to the same period in 2013. For the quarter and year-

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

to-date comparison, lower overall variable compensation expense was the primary driver of the decrease.  In addition, for the third quarter 2014, we have recorded a $6 million gain on a fair market value adjustment related to a fixed capacity Brazil energy contract and realized a $3 million gain related to the net settlement of energy purchases and sales on this contract during the Brazil plant's furnace rebuild.  The $6 million fair market value adjustment was related to the correction of a prior period error related to the contracts future commitment as discussed in Note 1 of the Consolidated Financial Statements.  The $6 million favorable impact from the market value adjustment is expected to reverse in the fourth quarter of 2014.
Depreciation and amortization decreased $2 million for the third quarter and $5 million year-to-date 2014, compared to the same periods in 2013. For the third quarter and year-to date comparisons, the decreases were primarily due to including $2 million and $6 million, respectively, of accelerated depreciation related to our European restructuring plan in the 2013 results.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
We have an $800 million multi-currency senior revolving credit facility and a $250 million receivables securitization facility, which serve as our primary sources of liquidity. Our senior revolving credit facility matures in November 2018 and our receivables securitization facility matures in July 2016. In November 2013, we amended the $800 million senior revolving credit facility to extend the maturity to November 2018 and reduce the letters of credit sublimit to $100 million. In July 2013, we amended the receivables securitization facility to extend its maturity to July 2016 and to reduce the size of the facility to $200 million during the months of November, December, and January each year. We have no other significant debt maturities before 2016. As of September 30, 2014, the receivables securitization facility was fully utilized and we had $685 million available on the senior revolving credit facility. As of September 30, 2014, we had $2.2 billion of total debt and cash-on-hand of $51 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxation upon repatriation to the U.S. We do not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of September 30, 2014, and December 31, 2013, we had approximately $39 million and $49 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested.
We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our senior revolving credit facility, will provide ample liquidity to enable us to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations, payments of quarterly dividends as authorized by our Board of Directors, and reducing outstanding amounts under the senior revolving credit facility and receivables securitization facility.
We have outstanding share repurchase authorizations and will evaluate and consider repurchasing shares of our common stock, as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity or generate proceeds.
The credit agreements applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of these types. The senior revolving credit facility and the securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of September 30, 2014.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flows
The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cash balance	$51	$51	$51	$51
Net cash flow provided by operating activities	$179	$173	$62	$158
Net cash flow used for investing activities	$(97)	$(55)	$(162)	$(217)
Net cash flow (used for) provided by financing activities	$(111)	$(140)	$95	$57
Unused committed credit available under the senior revolving credit facility	$685	$688	$685	$688
Operating activities: For year-to-date 2014, we generated $62 million of cash from operating activities compared to $158 million in the same period in 2013. This year over year decrease in operating cash flow was primarily due to an increase in working capital and higher pension fund contributions.
Investing activities: Net cash flow used for investing activities decreased $55 million for the nine months ended September 30, 2014 compared to the same period of 2013. For the nine months ended 2014, the Company's capital expenditures were $17 million higher compared to the same period of 2013 due to higher furnace rebuild activity in our Composites business. For the nine months ended 2014, the Company received a $44 million final payment related to the 2010 sale of our masonry products business. For the first nine months of 2013, the Company acquired Thermafiber Inc. and Tanaka Kikinzoku (Suzhou) Co., Ltd. for $52 million and also received $26 million of insurance proceeds related to losses on our Kearny New Jersey manufacturing facility in 2013.
Financing activities: Cash provided by financing activities was $38 million higher year-to-date 2014, compared to the same period in 2013. The increase in cash provided by financing activities was due primarily to higher net borrowings on our senior revolving credit facilities and short term debt partially offset by the payment of cash dividends.
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
Tax Net Operating Losses
Upon emergence and subsequent to the distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of September 30, 2014 and December 31, 2013, our federal tax net operating losses remaining were $2.1 billion and $2.2 billion, respectively. The federal net operating losses decreased from the prior year based on our estimate of 2014 total year taxable income. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50 percent or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started on October 31, 2006.
In addition to the United States net operating losses described above, we have net operating losses in various state and foreign jurisdictions which totaled $2.3 billion and $1.0 billion as of September 30, 2014, respectively and $2.5 billion and $0.9 billion as of December 31, 2013, respectively. The state net operating losses decreased and the foreign net operating losses increased from prior year based on our estimate of 2014 taxable income. The evaluation of the amount of net operating losses expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years and evaluating all appropriate positive and negative evidence. We have forecasted future results using estimates management believes to be reasonable,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

which are based on independent evidence such as expected trends resulting from certain leading economic indicators such as global industrial production and new U.S. residential housing starts. In order to fully utilize our net operating losses, we estimate that the Company will need to generate future federal, state and foreign earnings before taxes of approximately $2.7 billion, $2.7 billion and $0.9 billion, respectively. Management believes the Company will generate sufficient future taxable income within the statutory limitations in order to fully realize the carrying value of its U.S. federal net operating losses. As of September 30, 2014, a valuation allowance exists for certain state and foreign jurisdictions’ net operating loss carryforwards.
The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management’s forecasts. Should we determine that it is likely that our deferred income tax assets are not realizable, we would be required to reduce our deferred tax assets reflected on our Consolidated Financial Statements to the net realizable amount by establishing an accounting valuation allowance and recording a corresponding charge to current earnings. Such adjustments could be material to the financial statements. To date, we have recorded valuation allowances against certain of these deferred tax assets totaling $258 million as of September 30, 2014.
Pension Contributions
The Company has several defined benefit pension plans. The Company made cash contributions of approximately $51 million and $30 million to the plans during the nine months ended September 30, 2014 and 2013, respectively. The Company expects to contribute $53 million in cash to its global pension plans during 2014. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.
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
Fair Value Measurement

Please refer to Note 17 of the Consolidated Financial Statements.

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
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the nine months ended September 30, 2014, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended September 30, 2014, our RIR was 0.56 as compared to 0.47 in the same period a year ago. For the nine months ended September 30, 2014, our RIR was 0.53 as compared to 0.48 in the same period a year ago.
ACCOUNTING PRONOUNCEMENTS

Please refer to Note 20 of the Consolidated Financial Statements.
ENVIRONMENTAL MATTERS
We have been deemed by the Environmental Protection Agency (“EPA”) to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. We have also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against us as a PRP for contribution under such federal, state, or local laws. At September 30, 2014, we had environmental remediation liabilities as a PRP at 21 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. For these sites we estimate a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2014, our reserve for such liabilities was $4 million.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” "will" and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	levels of residential and commercial construction activity;

•	competitive factors;

•	levels of global industrial production;

•	demand for our products;

•	relationships with key customers;

•	industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;

•	availability and cost of credit;

•	our level of indebtedness;

•	weather conditions;

•	pricing factors;

•	labor disputes and litigation;

•	availability and cost of energy and raw materials;

•	difficulties in managing production capacity;

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	issues involving implementation and protection of information technology systems;

•	international economic and political conditions, including new legislation or other governmental actions;

•	our ability to utilize our net operating loss carryforwards;

•	research and development activities;

•	foreign exchange and commodity price fluctuations;

•	interest rate movements;

•	issues related to acquisitions, divestitures and joint ventures;

•	uninsured losses;

•	achievement of expected synergies, cost reductions and/or productivity improvements; and

•	defined benefit plan funding obligations.
All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in Item 1A - Risk factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the nine months ended September 30, 2014. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our exposure to market risk.

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

During the third quarter of 2014, the Company upgraded its financial reporting software to a new provider and upgraded its enterprise resource planning system for one of its businesses as part of its overall information technology strategy. The system changes were not made in response to any deficiency in the Company’s internal controls. There were no other changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS
The information required by this item is incorporated by reference to Note 14, "Contingent Liabilities and Other Matters".

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2014	249		$38.73	—	7,700,000
August 1-31, 2014	2,512		35.48	—	7,700,000
September 1-30, 2014	1,137		32.94	—	7,700,000
Total	3,898	*	$34.94	—	7,700,000

*	The Company retained 3,898 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

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

OWENS CORNING

Registrant

Date:	October 22, 2014	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer

Date:	October 22, 2014	By:	/s/ Kelly J. Schmidt
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