Form 10-K
period 2014-12-31
Owens Corning
filed 2015-02-11
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ❒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ❒    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ❒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ❒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑      Accelerated filer  ❒      Non-accelerated filer  ❒      Smaller reporting company  ❒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ❒    No  ☑
On June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of $0.01 par value common stock (the voting stock of the registrant) held by non-affiliates (assuming for purposes of this computation only that the registrant had no affiliates) was approximately $4,578,079,225.
As of January 31, 2015, 117,747,548 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Owens Corning’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 16, 2015 (the “2015 Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS
OVERVIEW
Owens Corning was founded in 1938. Since then, the Company has continued to grow as a market-leading innovator of glass fiber technology. Owens Corning is a world leader in composite and building materials systems, delivering a broad range of high-quality products and services. Our products range from glass fiber used to reinforce composite materials for transportation, electronics, marine, infrastructure, wind-energy and other high-performance markets to insulation and roofing for residential, commercial and industrial applications.
Unless the context indicates otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning and its subsidiaries. References to a particular year mean the Company’s year commencing on January 1 and ending on December  31 of that year.
SEGMENT OVERVIEW
In the fourth quarter of 2014, Owens Corning announced organizational changes to streamline the Company's management structure and reduce costs. As a result of this action, the Building Materials Group organizational structure was eliminated. The new management structure contains three reporting segments: Composites, which includes our Reinforcements and Downstream businesses, Insulation and Roofing. Our Composites, Insulation and Roofing reportable segments accounted for approximately 36%, 32% and 32% of our total reportable segment net sales, respectively, in 2014.
Note 2 to the Consolidated Financial Statements contains information regarding net sales to external customers and total assets attributable to each of Owens Corning’s reportable segments and geographic regions, earnings before interest and taxes for each of Owens Corning’s reportable segments, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2014, 2013, and 2012.
Composites
Owens Corning glass fiber materials can be found in over 40,000 end-use applications within seven primary markets: power and energy, housing, water distribution, industrial, transportation, consumer and aerospace/military. Such end-use applications include pipe, roofing shingles, sporting goods, consumer electronics, telecommunications cables, boats, aircraft, defense, automotive, industrial containers and wind-energy. Our products are manufactured and sold worldwide. We primarily sell our products directly to parts molders and fabricators. Within the building and construction market, our Composites segment sells glass fiber and/or glass mat directly to a small number of major shingle manufacturers, including our own Roofing segment.
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
We compete with composite manufacturers worldwide. According to various industry reports and Company estimates, our Composites segment is a world leader in the production of glass fiber reinforcement materials. Primary methods of competition include innovation, quality, customer service and global geographic reach. For our commodity products, price is also a method of competition. Significant competitors to the Composites segment include China Fiberglass Co., Ltd., Chongqing Polycom International Corporation Ltd (CPIC), Johns Manville, PPG Industries and Taishan Glass Fiber Co., Ltd.
Our manufacturing operations in this segment are generally continuous in nature, and we warehouse much of our production prior to sale since we operate primarily with short delivery cycles.
Insulation
Our insulating products help customers conserve energy, provide improved acoustical performance and offer convenience of installation and use, making them a preferred insulating product for new home construction and remodeling. These products include thermal and acoustical batts, loosefill insulation, foam sheathing and accessories, and are sold under well-recognized

ITEM 1.	BUSINESS (continued)

brand names and trademarks such as Owens Corning PINK® FIBERGLAS™ Insulation. Our Insulation segment also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, bonded and granulated mineral wool insulation and foam insulation used in above- and below-grade construction applications. We sell our insulation products primarily to insulation installers, home centers, lumberyards, retailers and distributors in the United States and Canada.
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
Our Insulation segment competes primarily with manufacturers in the United States. According to various industry reports and Company estimates, Owens Corning is North America’s largest producer of residential, commercial and industrial insulation, and the second-largest producer of extruded polystyrene foam insulation. Principal methods of competition include innovation and product design, service, location, quality, price and compatibility of systems solutions. Significant competitors in this segment include CertainTeed Corporation, Dow Chemical, Johns Manville, and Knauf Insulation.
Our Insulation segment includes a diverse portfolio with a geographic mix of United States, Canada, Asia-Pacific, and Latin America, a market mix of residential, commercial, industrial and other markets, and a channel mix of retail, contractor and distribution.
Working capital practices for this segment historically have followed a seasonal cycle. Typically, our insulation plants run continuously throughout the year. This production plan, along with the seasonal nature of the segment, generally results in higher finished goods inventory balances in the first half of the year. Since sales increase during the second half of the year, our accounts receivable balances are typically higher during this period.
Roofing
Our primary products in the Roofing segment are laminate and strip asphalt roofing shingles. Other products include oxidized asphalt and roofing accessories. We have been able to meet the growing demand for longer lasting, aesthetically attractive laminate products with modest capital investment.

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
Demand for products in our Roofing segment is generally driven by both residential repair and remodeling activity and by new residential construction. Roofing damage from major storms can significantly increase demand in this segment. As a result, sales in this segment do not always follow seasonal home improvement, remodeling and new construction industry patterns as closely as our Insulation segment.
Our Roofing segment competes primarily with manufacturers in the United States. According to various industry reports and Company estimates, Owens Corning’s Roofing segment is the second largest producer of asphalt roofing shingles in the United States. Principal methods of competition include innovation and product design, proximity to customers, quality and price. Significant competitors in the Roofing segment include CertainTeed Corporation, GAF and TAMKO.
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

ITEM 1.	BUSINESS (continued)

GENERAL
Major Customers
No one customer accounted for more than 10% of our consolidated net sales for 2014. A significant portion of the net sales in our Insulation and Roofing segments are generated from large United States home improvement retailers.
Intellectual Property
The Company relies on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our intellectual property, proprietary technology and our brands. Through continuous and extensive use of the color PINK since 1956, Owens Corning became the first owner of a single color trademark registration. In addition to our Owens Corning and PINK brands, the Company has registered, and applied for the registration of, U.S. and international trademarks, service marks, and domain names. Additionally, the Company has filed U.S. and international patent applications, including numerous issued patents, covering certain of our proprietary technology resulting from research and development efforts. Over time, the Company has assembled a portfolio of intellectual property rights including patents, trademarks, service marks, copyrights, domain names, know-how and trade secrets covering our products, services and manufacturing processes. Our proprietary technology is not dependent on any single or group of intellectual property rights and the Company does not expect the expiration of existing intellectual property to have a material adverse affect on the business as a whole. The Company believes the duration of our patents is adequate relative to the expected lives of our products. Although the Company protects its intellectual property and proprietary technology, any significant impairment of, or third-party claim against, our intellectual property rights could harm our business or our ability to compete.

Backlog
Our customer volume commitments are generally short-term, and the Company does not have a significant backlog of orders.
Research and Development
The Company’s research and development expense during each of the last three years is presented in the table below (in millions):

Period	Research and Development Expense
Twelve Months Ended December 31, 2014	$76
Twelve Months Ended December 31, 2013	$77
Twelve Months Ended December 31, 2012	$79
Environmental Control
Owens Corning is committed to complying with all environmental laws and regulations that are applicable to our operations. The Company is dedicated to continuous improvement in our environmental, health and safety performance.
The Company has not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $34 million in 2014. The Company continues to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.
Our manufacturing facilities are subject to numerous national, state and local environmental protection laws and regulations. Regulatory activities of particular importance to our operations include those addressing air pollution, water pollution, waste disposal and chemical control. The most significant current regulatory activity is the United States Environmental Protection Agency’s ongoing evaluation of the past air emission and air permitting activities of the glass industry, including fiberglass insulation. The Company expects passage and implementation of new laws and regulations specifically addressing climate change, toxic air emissions, ozone forming emissions and fine particulate matter during the next two to five years. However, based on information known to the Company, including the nature of our manufacturing operations and associated air emissions, at this time we do not expect any of these new laws, regulations or activities to have a material adverse effect on our results of operations, financial condition or long-term liquidity.
The Company has been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. The

ITEM 1.	BUSINESS (continued)

Company has also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against it as a PRP for contribution under such federal, state, or local laws. As of December 31, 2014, the Company had environmental remediation liabilities as a PRP at 21 sites where it has a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. To the extent that the required remediation procedures or timing of those procedures change, additional contamination is identified, or the financial condition of other PRPs is adversely affected, the estimate of our environmental liabilities may change. For these sites the Company estimates a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. As of December 31, 2014, our reserve for such liabilities was $3 million. Changes in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in increases to our environmental obligations.
Number of Employees
As of December 31, 2014 Owens Corning had approximately 14,000 employees. Approximately 6,000 of such employees are subject to collective bargaining agreements. The Company believes that its relations with employees are good.

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
A large portion of our products are used in the markets for residential and commercial construction, repair and improvement, and demand for certain of our products is affected in part by the level of new residential construction in the United States, although typically not until a number of months after the change in the level of construction. Lower demand in the regions and markets where our products are sold could result in lower revenues and lower profitability. Historically, construction activity has been cyclical and is influenced by prevailing economic conditions, including the level of interest rates and availability of financing, inflation, employment levels, consumer confidence and other macroeconomic factors outside our control.
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

ITEM 1A.	RISK FACTORS (continued)

customer represents more than 10% of our annual sales, our ability to sell some of the products in Insulation and Roofing are dependent on a limited number of customers, who account for a significant portion of such sales. The loss of key customers for these products, or a significant reduction in sales to those customers, could significantly reduce our revenues from these products. In addition, if key customers experience financial pressure, they could attempt to demand more favorable contractual terms, which would place additional pressure on our margins and cash flows. Lower demand for our products, loss of key customers and material changes to contractual terms could materially and adversely impact our business, financial condition and results of operations.
Worldwide economic conditions and credit tightening could have a material adverse impact on the Company.
The Company’s business may be materially and adversely impacted by changes in United States or global economic conditions, including global industrial production rates, inflation, deflation, interest rates, availability of capital, consumer spending rates, energy availability and commodity prices, and the effects of governmental initiatives to manage economic conditions. Volatility in financial markets and the deterioration of national and global economic conditions could materially adversely impact the Company’s operations, financial results and/or liquidity including as follows:

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

•	it may become more costly or difficult to obtain financing or refinance the Company’s debt in the future;

•	the value of the Company’s assets held in pension plans may decline; and/or

•	the Company’s assets may be impaired or subject to write-down or write-off.
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
Our level of indebtedness could adversely impact our business, financial condition or results of operations.
Our debt level and degree of leverage could have important consequences, including the following:

•	they may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flow from operations could be required for the payment of principal and interest on our indebtedness, and may not be available for other business purposes;

•	certain of our borrowings are at variable rates of interest exposing us to the risk of increased interest rates;

•	if due to liquidity needs we must replace any indebtedness upon maturity, we would be exposed to the risk that we may not be able to refinance such indebtedness;

•	they may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out important capital spending.
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

Lower demand for our products as a result of either of these scenarios could adversely impact our business, financial condition and results of operations. Additionally, severely low temperatures may lend to significant and immediate spikes in costs of natural gas, electricity and other commodities that could negatively affect our results of operation.
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
We have put in place security measures designed to protect against the misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information, or disruption of our operations. However, advanced cyber-security threats, such as computer viruses, attempts to access information, and other security breaches, are persistent and continue to evolve making them increasingly difficult to identify and prevent. Protecting against these threats may require significant resources, and we may not be able to implement measures that will protect against all of the significant risks to our information technology systems. In addition, we rely on a number of third party service providers to execute certain business processes and maintain certain IT systems and infrastructure, any breach of security on their part could impair our ability to effectively operate. Moreover, our operations in certain geographic locations, may be particularly vulnerable to security attacks or other problems. Any breach of our security measures could result in unauthorized access to and misappropriation of our

ITEM 1A.	RISK FACTORS (continued)

information, corruption of data or disruption of operations or transactions, any of which could have a material adverse effect on our business.
We are subject to risks associated with our international operations.
We sell products and operate plants throughout the world. Our international sales and operations are subject to risks and uncertainties, including:

•	difficulties and costs associated with complying with a wide variety of complex and changing laws, treaties and regulations;

•	limitations on our ability to enforce legal rights and remedies;

•	adverse economic and political conditions, business interruption, war and civil disturbance;

•	tax rate changes;

•	tax inefficiencies and currency exchange controls that may adversely impact our ability to repatriate cash from non-United States subsidiaries;

•	the imposition of tariffs or other import or export restrictions;

•	costs and availability of shipping and transportation;

•	nationalization of properties by foreign governments; and

•	currency exchange rate fluctuations between the United States dollar and foreign currencies.
As we continue to expand our business globally, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely impact our business outside the United States and our business, financial condition and results of operations.
In addition, we operate in many parts of the world that have experienced governmental corruption and we could be adversely affected by violations of the Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-corruption laws. The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Although we mandate compliance with these anti-corruption laws and maintain an anti-corruption compliance program, we cannot provide assurance that these measures will necessarily prevent violations of these laws by our employees or agents. If we were found to be liable for violations of anti-corruption, we could be liable for criminal or civil penalties or other sanctions, which could have a material adverse impact on our business, financial condition and results of operations.
The Company’s income tax net operating loss carryforwards may be limited and our results of operations may be adversely impacted.
The Company has substantial deferred tax assets related to net operating losses (NOLs) for United States federal and state income tax purposes, which are available to offset future taxable income. However, the Company’s ability to utilize or realize the current carrying value of the NOLs may be impacted by certain events, such as changes in tax legislation or insufficient future taxable income prior to expiration of the NOLs or annual limits imposed under Section 382 of the Internal Revenue Code, or by state law, as a result of a change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Changes in the ownership positions of certain stockholders could occur as the result of stock transactions by such stockholders and/or by the issuance of stock by the Company. Such limitations may cause the Company to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to such limitations.
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

Our intellectual property rights may not provide meaningful commercial protection for our products or brands and third parties may assert that we violate their intellectual property rights, which could adversely impact our business, financial condition and results of operations.
Owens Corning relies on its intellectual property, including numerous patents, registered trademarks, trade secrets, confidential information, as well as its licensed intellectual property. We monitor and protect against activities that might infringe, dilute, or otherwise harm our patents, trademarks and other intellectual property and rely on the patent, trademark and other laws of the United States and other countries. However, we may be unable to prevent third parties from using our intellectual property without our authorization. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could harm our competitive position and have a material adverse impact on our business, financial condition and results of operations. In addition, the laws of some non-United States jurisdictions provide less protection for our proprietary rights than the laws of the United States and we therefore may not be able to effectively enforce our intellectual property in these jurisdictions. If we are unable to maintain certain exclusive licenses, our brand recognition and sales could be adversely impacted. Current employees, contractors and suppliers have, and former employees, contractors and suppliers may have, access to trade secrets and confidential information regarding our operations which could be disclosed improperly and in breach of contract to our competitors or otherwise used to harm us.
Third parties may also claim that we are infringing upon their intellectual property rights. If we are unable to successfully defend or license such alleged infringing intellectual property or if we are required to substitute similar technology from another source, our operations could be adversely affected. Even if we believe that such intellectual property claims are without merit, defending such claims can be costly, time consuming and require significant resources. Claims of intellectual property infringement also might require us to redesign affected products, pay costly damage awards, or face injunctions prohibiting us from manufacturing, importing, marketing or selling certain of our products. Even if we have agreements to indemnify us, indemnifying parties may be unable or unwilling to do so.
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

ITEM 1A.	RISK FACTORS (continued)

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
Liability under these laws involves inherent uncertainties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. To the extent that the required remediation procedures or timing of those procedures change, additional contamination is identified, or the financial condition of other potentially responsible parties is adversely affected, the estimate of our environmental liabilities may change. Change in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in increases to our environmental obligations. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which could adversely impact our business, financial condition and results of operations. Continued and increased government and public emphasis on environmental issues is expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations, and changes in their interpretation, may require substantial capital expenditures or may require or cause us to modify or curtail our operations, which may have a material adverse impact on our business, financial condition and results of operations.
We will not be insured against all potential losses and could be seriously harmed by natural disasters, catastrophes or sabotage.
Many of our business activities globally involve substantial investments in manufacturing facilities and many products are produced at a limited number of locations. These facilities could be materially damaged by natural disasters such as floods, tornados, hurricanes and earthquakes or by sabotage. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition and results of operations.

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

ITEM 1A.	RISK FACTORS (continued)

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
We have historically grown our business through acquisitions, joint ventures and the expansion of our production capacity. Our ability to grow our business through these investments depends upon our ability to identify, negotiate and finance suitable arrangements. If we cannot successfully execute on our investments on a timely basis, we may be unable to generate sufficient revenue to offset acquisition, integration or expansion costs, we may incur costs in excess of what we anticipate, and our expectations of future results of operations, including cost savings and synergies, may not be achieved. Acquisitions, joint ventures and production capacity expansions involve substantial risks, including:

•	unforeseen difficulties in operations, technologies, products, services, accounting and personnel;

•	diversion of financial and management resources from existing operations;

•	unforeseen difficulties related to entering geographic regions or markets where we do not have prior experience;

•	risks relating to obtaining sufficient equity or debt financing;

•	difficulty in integrating the acquired business’ standards, processes, procedures and controls with our existing operations;

•	potential loss of key employees;

•	potential loss of customers; and

•	undisclosed or undiscovered liabilities or claims.
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

ITEM 1A.	RISK FACTORS (continued)

As of December 31, 2014 and 2013, our U.S. and worldwide defined benefit pension plans were underfunded by a total of $444 million and $336 million, respectively and OPEB obligations were underfunded by $254 million and $244 million, respectively. If our cash flows and capital resources are insufficient to fund our pension or OPEB obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness.

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
Since February 2014 the Board has declared a quarterly common stock dividend. The payment of any future cash dividends to our stockholders is not guaranteed and will depend on decisions that will be made by our Board of Directors and will depend on then existing conditions, including our operating results, financial conditions, contractual restrictions, corporate law restrictions, capital agreements, applicable laws of the State of Delaware and business prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Composites
Our Composites segment operates out of 29 manufacturing facilities. Principal manufacturing facilities for our Composites segment, all of which are owned by the Company except the Ibaraki, Japan facility, which is leased, include the following:

Amarillo, Texas	Kimchon, Korea
Anderson, South Carolina	L’Ardoise, France
Chambery, France	Rio Claro, Brazil
Guelph, Ontario, Canada	Taloja, India
Gous, Russia	Tlaxcala, Mexico
Jackson, Tennessee	Yuhang, China
Insulation
Our Insulation segment operates out of 31 manufacturing facilities. Principal manufacturing facilities for our Insulation segment, all of which are owned, include the following:

Delmar, New York	Newark, Ohio
Edmonton, Alberta, Canada	Rockford, Illinois
Fairburn, Georgia	Santa Clara, California
Guangzhou, Guandong, China	Tallmadge, Ohio
Kansas City, Kansas	Toronto, Ontario, Canada
Mexico City, Mexico	Wabash, Indiana
Mt. Vernon, Ohio	Waxahachie, Texas
Roofing
Our Roofing segment operates out of 29 manufacturing facilities. Principal manufacturing facilities for our Roofing segment, all of which are owned by the Company, include the following:

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
Our research and development activities are primarily conducted at our Science and Technology Center, located on approximately 500 acres of land owned by the Company outside of Granville, Ohio. It consists of approximately 20 structures totaling more than 650,000 square feet. In addition, we have application development and other product and market focused research and development centers in various locations.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in litigation from time to time in the regular course of its business. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses that are reasonably estimable. The Company does not believe that the ultimate outcome of these actions will have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF OWENS CORNING
The name, age and business experience during the past five years of Owens Corning’s executive officers as of January 1, 2015* are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age	Position**
Brian D. Chambers (48)
President, Roofing and Asphalt since October 2014; formerly Vice President and General Manager, Roofing and Asphalt (2013); Vice President and Managing Director, CSB (2011); Managing Director, Saint Gobain Building Distribution N.A. (2009).

John W. Christy (56)
Senior Vice President, General Counsel and Secretary since December 2011; formerly Vice President, Interim General Counsel and Secretary (2011), Vice President and Deputy General Counsel (2010), and Vice President and Assistant General Counsel, Transactions and Business (2004).

Julian Francis (48)
President, Insulation Business since October 2014; formerly Vice President and General Manager, Residential Insulation (2012); Vice President and General Manager, Glass Reinforcements (2011); National Sales Leader (2010).

Arnaud Genis (50)	Group President, Composite Solutions since December 2010; formerly Vice President and Managing Director, European Composite Solutions Business (2007).

Michael C. McMurray (49)
Senior Vice President and Chief Financial Officer since August 2012; formerly Vice President Finance, Building Materials Group (2011), Vice President Investor Relations and Treasurer (2010), Vice President Finance and Treasurer (2008).

Kelly J. Schmidt (49)	Vice President, Controller since April 2011; formerly Vice President, Internal Audit (2010); Assistant Controller, Shared Business Services United Technologies Corporation (“UTC”) (2009).

Daniel T. Smith (49)
Senior Vice President, Organization and Administration since November 2014; formerly Senior Vice President, Information Technology and Human Resources since September 2009; formerly Executive Vice President/Chief Administrative Officer, Borders Group, Inc. (2009).

Michael H. Thaman (50)	President and Chief Executive Officer since December 2007 and Chairman of the Board since April 2002; Director since 2002.

*
Charles E. Dana, 59, served as an Executive Officer until October 31, 2014. He served as Group President, Building Materials since December 2010; formerly Group President, Vice President and President, Composite Solutions Business (2003).

**
Information in parentheses indicates year during the past five years in which service in position began. The last item listed for each individual represents the position held by such individual at the beginning of the five year period.

Part II

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Owens Corning’s common stock trades on the New York Stock Exchange under the symbol “OC.” The following table sets forth the high and low sales prices per share of Owens Corning common stock for each quarter from January 1, 2013 through December 31, 2014:

Period	High	Low	Declared Dividend
First Quarter 2013	$43.88	$37.71	$—
Second Quarter 2013	$45.55	$36.88	$—
Third Quarter 2013	$41.33	$36.68	$—
Fourth Quarter 2013	$41.08	$35.23	$—
First Quarter 2014	$46.64	$36.80	$0.16
Second Quarter 2014	$44.04	$38.10	$0.16
Third Quarter 2014	$39.44	$31.52	$0.16
Fourth Quarter 2014	$37.16	$28.38	$0.16
Holders of Common Stock
The number of stockholders of record of Owens Corning’s common stock on January 31, 2015 was 466.
Cash Dividends
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock during the three months ended December 31, 2014:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
October 1-31, 2014	3,117		$32.72	—	7,700,000
November 1-30, 2014	69		33.22	—	7,700,000
December 1-31, 2014	620		34.32	—	7,700,000
Total	3,806	*	$32.99	—	7,700,000

*	The Company retained shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**
On April 25, 2012, the Company announced a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning's outstanding common stock. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company's discretion.

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Performance Graph
The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in Owens Corning stock ("OC"), the Standard & Poor’s 500 Stock Index ("S&P 500") and the Dow Jones U.S. Building Materials & Fixtures Index ("DJ Bld. Mat.") on December 31, 2009, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2014.

$300
$250
$200
$150
$100
$50
$0
Indexed Value
12/09
12/10
12/11
12/12
12/13
12/14
OC
S&P 500
DJ Bld. Mat.

Performance Graph

	2009	2010	2011	2012	2013	2014
OC	$100	$121	$112	$144	$160	$142
S&P 500	$100	$115	$117	$136	$180	$205
DJ Bld. Mat.	$100	$117	$120	$183	$235	$260

ITEM 6.	SELECTED FINANCIAL DATA

	Twelve Months Ended
	December 31, 2014(a)	December 31, 2013(b)	December 31, 2012(c)	December 31, 2011	December 31, 2010(d)
	(in millions, except per share amounts)
Statement of Earnings (Loss) Data
Net sales	$5,276	$5,295	$5,172	$5,335	$4,997
Gross margin	$976	$966	$797	$1,028	$956
Marketing and administrative expenses	$487	$530	$509	$525	$516
Earnings before interest and taxes	$392	$385	$148	$461	$206
Interest expense, net	$114	$112	$114	$108	$110
Loss on extinguishment of debt	$46	$—	$74	$—	$—
Income tax expense (benefit)	$5	$68	$(28)	$74	$(840)
Net earnings (loss)	$228	$205	$(16)	$281	$940
Net earnings (loss) attributable to Owens Corning	$226	$204	$(19)	$276	$933
Earnings (loss) per common share attributable to Owens Corning common stockholders
Basic	$1.92	$1.73	$(0.16)	$2.25	$7.43
Diluted	$1.91	$1.71	$(0.16)	$2.23	$7.37
Weighted-average common shares
Basic	117.5	118.2	119.4	122.5	125.6
Diluted	118.3	119.1	119.4	123.5	126.6
Balance Sheet Data
Total assets	$7,555	$7,647	$7,568	$7,527	$7,158
Long-term debt, net of current portion	$1,991	$2,024	$2,076	$1,930	$1,629
Total equity	$3,730	$3,830	$3,575	$3,741	$3,686

(a)
During 2014, the Company recorded $36 million of charges related to cost reduction actions and related items, comprised of $34 million of severance costs, $3 million of contract termination costs, and $(1) million net, of other charges/(gains), inclusive of $1 million of accelerated depreciation and $(2) million in other related charges/(gains). There was also a gain of $45 million related to the sale of the Hangzhou, China facility, a $20 million loss related to the sale of the European Stone Business, $3 million related to the impairment loss on Alcala, Spain facility, and $6 million related to Hurricane Sandy costs.

(b)
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

(c)
During 2012, the Company recorded $136 million of charges related to cost reduction actions and related items (comprised of $51 million of severance costs and $85 million of other costs, inclusive of $55 million of accelerated depreciation and $30 million in other related charges). There was also $9 million in losses related to Hurricane Sandy insurance activity.

(d)
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
GENERAL
Owens Corning is a leading global producer of glass fiber reinforcements and other materials for composites and of residential and commercial building materials. In the fourth quarter of 2014, Owens Corning announced organizational changes to streamline the Company's management structure and reduce costs. As a a result of this action, the Building Materials Group organizational structure was eliminated. The new management structure contains three reporting segments: Composites, Insulation and Roofing. Through these lines of business, the Company manufactures and sells products worldwide maintaining leading market positions in many of its major product categories.
EXECUTIVE OVERVIEW
The Company reported $392 million in earnings before interest and taxes (“EBIT”) in 2014 compared to $385 million in 2013. The Company generated $412 million in adjusted earnings before interest and taxes (“Adjusted EBIT”, see definition below) in 2014 compared to $416 million in 2013. Improved EBIT performance of $68 million in our Insulation segment and $51 million in our Composites segment were more than offset by the $154 million decrease in EBIT in our Roofing segment. Excluding restructuring actions and adjusting items, Corporate Adjusted EBIT losses decreased by $31 million.
In 2014, the Company adjusted $20 million of net charges out of reported EBIT to arrive at adjusted EBIT. Restructuring actions initiated in 2014 represented $36 million of the net charges, primarily comprised of $27 million of charges related to cost reduction actions and related items in our Composites business mainly associated with the decision to not rebuild two sub-scale high cost furnaces that will result in closing a facility in Japan and optimizing a facility in Canada. The remaining $9 million related to cost reduction actions was associated with our previously discussed fourth quarter organizational restructuring. Other adjusting items in 2014 included $16 million of net gains, primarily driven by a $45 million gain from the sale of our Hangzhou, China Composites glass reinforcements facility, partially offset by an impairment loss of $20 million related to the sale of our European Stone Business, $6 million of final clean up costs associated with the repair of our Kearny, New Jersey manufacturing facility that was damaged by the October 2012 Hurricane Sandy, and $3 million of losses related to the impairment of held for sale assets. See below for further information regarding Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning.
In our Composites segment, EBIT in 2014 was $149 million compared to $98 million in 2013 driven primarily by higher selling prices. In our Insulation segment, EBIT in 2014 was $108 million compared to $40 million in 2013 driven primarily by higher selling prices. In our Roofing segment, EBIT in 2014 was $232 million compared to $386 million in 2013 driven primarily by lower sales volumes and lower selling prices.
The Company maintains a strong balance sheet with ample liquidity. We have access to an $800 million senior revolving credit facility with a November 2018 maturity date and a $250 million receivables securitization facility with a January 2018 maturity date. The Company issued $400 million of 2024 senior notes on November 12, 2014 at 4.20%. The proceeds of these notes were used primarily to repay portions of other senior notes, and the Company recorded a $46 million loss on extinguishment of debt in 2014 as a result of this repayment. The Company has no significant debt maturities before 2016.
In 2014, the Company generated $441 million in cash flow from operating activities compared to $407 million over the same period of 2013. This improvement was primarily from increased net earnings.

The Company repurchased 0.9 million shares of the Company’s common stock for $38 million in 2014 under a previously announced repurchase program. As of December 31, 2014, 7.7 million shares remain available for repurchase under the authorized program.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Twelve Months Ended December 31,
	2014	2013	2012
Net sales	$5,276	$5,295	$5,172
Gross margin	$976	$966	$797
% of net sales	18%	18%	15%
Charges related to cost reduction actions	$37	$8	$51
Earnings before interest and taxes	$392	$385	$148
Interest expense, net	$114	$112	$114
Loss on extinguishment of debt	$46	$—	$74
Income tax expense (benefit)	$5	$68	$(28)
Net earnings (loss) attributable to Owens Corning	$226	$204	$(19)
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
2014 Compared to 2013: Net sales decreased by $19 million in 2014 as compared to 2013 primarily due to lower sales volumes and lower selling prices in our Roofing segment, partially offset by higher selling prices and higher sales volumes in our Composites and Insulation segments.
2013 Compared to 2012: Net sales increased by $123 million in 2013 as compared to 2012 primarily due to higher selling prices in our Insulation and Roofing segments and increased sales volumes in our Insulation segment, which were partially offset by lower sales volumes in our Roofing segment.
GROSS MARGIN
2014 Compared to 2013: Gross margin as a percentage of net sales in 2014 was flat compared to 2013. Restructuring actions and adjusting items that were recorded to cost of sales decreased by $58 million in 2014 as compared to 2013. In 2013, gross margin included $27 million in charges related to Hurricane Sandy, $20 million of accelerated depreciation related to our Cordele, Georgia facility, and $18 million related to our 2012 restructuring actions. In 2014, gross margin included $3 million of impairment losses on held for sale assets, $3 million of costs related to our 2014 restructuring actions, and $1 million of final costs for Hurricane Sandy. Excluding adjusting items, the remaining change was driven by increased contribution margins in our Composites and Insulation businesses that were more than offset by the impacts of lower sales volumes and lower selling prices in our Roofing business.
2013 Compared to 2012: Gross margin in 2013 increased 3 basis points as compared to 2012 primarily due to higher contribution margins in our Insulation and Roofing segments. Gross margin also included $18 million of charges in 2013 resulting from our 2012 restructuring actions as compared to $85 million in 2012. Partially offsetting the improvement in gross margin was $27 million of losses related to Hurricane Sandy, a $21 million increase from the impact in 2012.

CHARGES RELATED TO COST REDUCTION ACTIONS
During 2014, the Company took actions to reduce costs throughout our global Composites network, mainly through the decision to close a facility in Japan and optimize a facility in Canada, in addition to other cost reduction actions. The Company also took actions in 2014 to streamline its management structure and reduce costs, resulting in the elimination of the Building Materials Group organizational structure.
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
The following table presents the impact and respective location of charges related to cost reduction actions and related items on the Consolidated Statements of Earnings (Loss) (in millions):

	Twelve Months Ended December 31,
Location	2014	2013	2012
Charges related to cost reduction actions	$(37)	$(8)	$(51)
Cost of sales	(3)	(18)	(85)
Other (expenses) income, net	4	—	—
Total charges related to cost reduction actions and related items	$(36)	$(26)	$(136)
EARNINGS BEFORE INTEREST AND TAXES
2014 Compared to 2013: EBIT increased by $7 million in 2014 compared to 2013. In our Composites segment, EBIT increased by $51 million compared to 2013. In our Insulation segment, EBIT increased by $68 million compared to 2013. In our Roofing segment, EBIT decreased by $154 million. Corporate EBIT losses during 2014 decreased by $42 million compared to 2013.
2013 Compared to 2012: EBIT increased by $237 million in 2013 compared to 2012. In our Composites segment, EBIT increased by $7 million compared to 2012. In our Insulation segment, EBIT increased by $78 million compared to 2012. In our Roofing segment, EBIT increased by $55 million compared to 2012. Corporate EBIT losses during 2013 decreased by $97 million compared to 2012, primarily related to lower cost reduction actions and related items of $110 million partially offset by higher incentive compensation costs.
INTEREST EXPENSE, NET
2014 Compared to 2013: Interest expense, net in 2014 was $2 million higher than in 2013 due primarily to decreased interest income, partially offset by reduced interest expense following the refinancing of portions of our Senior Notes due in 2016 and 2019.
2013 Compared to 2012: Interest expense, net in 2013 was $2 million lower than in 2012 due primarily to lower average interest rates on our outstanding debt.
LOSS ON EXTINGUISHMENT OF DEBT
In 2014, the Company recorded a $46 million loss on extinguishment of debt as a result of refinancing portions of our Senior Notes due in 2016 and 2019. For the year ended December 31, 2013, we did not record any losses related to the extinguishment of debt. In 2012, we recorded a $74 million loss on extinguishment of debt as a result of refinancing portions of our Senior Notes due in 2016 and 2019.
INCOME TAX EXPENSE
Income tax expense for 2014 was $5 million compared to $68 million in 2013.
The company’s effective tax rate for 2014 was 2% on pre-tax income of $232 million. After adjusting for our loss on extinguishment of debt, restructuring and other adjusting items, the resolution of an uncertain tax position upon receiving final notification from the IRS that it had completed its audit examination for the taxable 2008 through 2010, and the reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets which cumulatively totaled $86 million, the adjusted effective tax rate was 30% on adjusted pre-tax income of $298 million. The difference between the 30% adjusted effective tax rate and the statutory tax rate of 35% is primarily attributable to lower foreign tax rates and various tax planning initiatives.
The company’s effective tax rate for 2013 was 25% on pre-tax income of $273 million. After adjusting for our restructuring actions, our acceleration of depreciation of an incomplete Insulation facility, and the gain on our insurance settlement resulting from hurricane Sandy, the effective tax rate was 27% on adjusted pre-tax income of $304 million. The difference between the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

27% effective tax rate and the statutory tax rate of 35% is primarily attributable to lower foreign tax rates and various tax planning initiatives.
The company’s effective tax rate for 2012 was 70% on a pre-tax loss of $40 million. After adjusting for our European restructuring actions, our extinguishment of debt, and the related tax planning initiatives during 2012, the effective tax rate was 23% on adjusted pre-tax income of $179 million. The difference between the 23% effective tax rate and the statutory tax rate of 35% is primarily attributable to lower foreign tax rates and various tax planning initiatives.
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
Adjusting items are shown in the table below (in millions):

	Twelve Months Ended December 31,
	2014	2013	2012
Charges related to cost reduction actions	$(37)	$(8)	$(51)
Other items related to cost reduction actions	1	(18)	(85)
Net loss on sale of European Stone Business	(20)	—	—
Impairment loss on Alcala, Spain facility held for sale	(3)	—	—
Gain on sale of Hangzhou, China facility	45	—	—
Net gain (loss) related to Hurricane Sandy insurance activity	(6)	15	(9)
Accelerated depreciation related to a change in the useful life of assets in Cordele, Georgia facility	—	(20)	—
Total adjusting items	$(20)	$(31)	$(145)

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Twelve Months Ended December 31,
	2014	2013	2012
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$226	$204	$(19)
Less: Net earnings attributable to noncontrolling interests	2	1	3
NET EARNINGS (LOSS)	228	205	(16)
Equity in net earnings of affiliates	1	—	(4)
Less: Income tax expense (benefit)	5	68	(28)
EARNINGS (LOSS) BEFORE TAXES	232	273	(40)
Interest expense, net	114	112	114
Loss on extinguishment of debt	46	—	74
EARNINGS BEFORE INTEREST AND TAXES	392	385	148
Less: adjusting items from above	(20)	(31)	(145)
ADJUSTED EBIT	$412	$416	$293
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
Composites
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for our Composites segment (in millions):

	Twelve Months Ended December 31,
	2014	2013	2012
Net sales	$1,935	$1,845	$1,859
% change from prior year	5%	-1%	-6%
EBIT	$149	$98	$91
EBIT as a % of net sales	8%	5%	5%
Depreciation and amortization expense	$129	$130	$123
NET SALES
2014 Compared to 2013: Net sales in our Composites business were $90 million higher in 2014 than in 2013. About half of the increase was driven by higher sales volumes. The remaining increase was driven about equally by higher selling prices of $32 million and favorable customer mix, partially offset by the impact of translating sales denominated in foreign currencies into United States dollars.
2013 Compared to 2012: Net sales in our Composites business were $14 million lower in 2013 than in 2012. For the nine months ended 2013, net sales were down $49 million compared with the same period of 2012 driven about equally by unfavorable customer mix primarily related to the timing of shipments and the impact of translating sales denominated in foreign currencies into United States dollars. Selling prices were down slightly and volumes were relatively flat. In the fourth quarter of 2013, net sales were $35 million higher in 2013 than in 2012. For the fourth quarter, the increase was primarily driven by higher sales volumes and higher selling prices which resulted in flat aggregate pricing year over year.
EBIT
2014 Compared to 2013: EBIT in our Composites segment was $51 million higher in 2014 than in 2013, primarily due to higher selling prices. About half of the remaining increase in EBIT was driven by the net impact of improved operating performance and favorable customer mix, partially offset by inflation and higher furnace-rebuild related costs. The remaining increase was driven about equally by higher sales volumes and the favorable resolution of a contract dispute.
2013 Compared to 2012: EBIT in our Composites segment was $7 million higher in 2013 than in 2012. For the nine months ended 2013, EBIT was $6 million lower compared to the same period in 2012 primarily driven by unfavorable customer mix related primarily to the timing of shipments. Improved capacity utilization and lower plant start up and maintenance costs were offset by inflation and slightly lower selling prices. In the fourth quarter of 2013, EBIT increased $13 million compared to same period in 2012 driven primarily by improved manufacturing productivity and slightly higher selling prices. The impact of higher sales volumes in the fourth quarter was offset by inflation.
OUTLOOK
Global glass reinforcements market demand has historically grown on average with global industrial production and the Company believes this relationship will continue. In 2015, the Company expects moderate global industrial production growth.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Twelve Months Ended December 31,
	2014	2013	2012
Net sales	$1,746	$1,642	$1,468
% change from prior year	6%	12%	7%
EBIT	$108	$40	$(38)
EBIT as a % of net sales	6%	2%	-3%
Depreciation and amortization expense	$101	$104	$105
NET SALES
2014 Compared to 2013: In our Insulation business, 2014 net sales were $104 million higher than in 2013, primarily due to higher selling prices of $52 million. The remaining increase was driven primarily by higher sales volumes of 2% and a full year of sales for our 2013 acquisition of Thermafiber, Inc.
2013 Compared to 2012: In our Insulation business, 2013 net sales were $174 million higher than in 2012. Higher selling prices contributed about $80 million with the remainder being driven primarily by higher United States sales volumes. Our second quarter acquisition of Thermafiber, Inc. contributed approximately $25 million in net sales that were offset about equally by unfavorable mix and lower international sales.
EBIT
2014 Compared to 2013: In our Insulation business, EBIT increased $68 million in 2014 compared to 2013, primarily due to higher selling prices. Inflation was offset by favorable manufacturing performance and lower selling, general and administrative expenses. The remaining increase in EBIT was driven by higher sales volumes.
2013 Compared to 2012: In our Insulation business, we increased EBIT $78 million in 2013 compared to 2012. The increase in EBIT was primarily driven by an increase in selling prices. For the year, higher sales volumes and positive manufacturing productivity were offset by raw material inflation and unfavorable customer mix.
OUTLOOK
During the fourth quarter of 2014, the average Seasonally Adjusted Annual Rate (“SAAR”) of United States housing starts was approximately 1.075 million starts, up from an annual average of approximately 1.025 million starts in the fourth quarter of 2013. While the information on United States housing starts has been positive over the past couple of years, the timing and pace of recovery of the United States housing market remains uncertain.

The Company expects our Insulation business to benefit from an improving U.S. housing market, improved pricing, and continued operating leverage. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Twelve Months Ended December 31,
	2014	2013	2012
Net sales	$1,748	$1,967	$2,014
% change from prior year	-11%	-2%	-7%
EBIT	$232	$386	$331
EBIT as a % of net sales	13%	20%	16%
Depreciation and amortization expense	$39	$38	$38

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES
2014 Compared to 2013: In our Roofing business, net sales were $219 million lower in 2014 than in 2013. The decline in net sales was driven primarily by a 9% decrease in sales volumes. Lower selling prices of $61 million were partially offset by favorable product mix. In 2014, sales volumes decreased compared to 2013 primarily as a result of a mid-single digit decline in the size of the United States shingle market. In addition, the Company's market share, which had declined earlier in 2014, returned to historical share levels in the second half of 2014.
2013 Compared to 2012: In our Roofing business, 2013 net sales were $47 million lower in 2013 than in 2012. The decline in net sales was driven primarily by a 5% decrease in sales volumes that included lower third-party asphalt sales, partially offset by higher selling prices. In 2013, sales volumes decreased as a result of a decline in the size of the United States shingle market compared to 2012.
EBIT
2014 Compared to 2013: In our Roofing business, EBIT was $154 million lower in 2014 than in 2013. Lower sales volumes and lower selling prices contributed about equally to the decline in EBIT. The remainder of the decline was primarily driven by inflation, mainly for asphalt. Production curtailments were largely offset by lower selling, general and administrative expenses.
2013 Compared to 2012: In our Roofing business, EBIT was $55 million higher in 2013 than in 2012. The increase in EBIT was driven primarily by higher selling prices. For the year, lower production and operating costs were offset by lower sales volumes as a result of a decline in the size of the United States roofing market.
OUTLOOK
In our Roofing business, we expect the factors that have driven margins in recent years to continue to deliver profitability. Uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Twelve Months Ended December 31,
	2014	2013	2012
Charges related to cost reduction actions	$(37)	$(8)	$(51)
Other items related to cost reduction actions	1	(18)	(85)
Net loss on sale of European Stone Business	(20)	—	—
Impairment loss on Alcala, Spain facility held for sale	(3)	—	—
Gain on sale of Hangzhou, China facility	45	—	—
Net gain (loss) related to Hurricane Sandy insurance activity	(6)	15	(9)
Accelerated depreciation related to a change in the useful life of assets in Cordele, Georgia facility	—	(20)	—
General corporate expense and other	(77)	(108)	(91)
EBIT	$(97)	$(139)	$(236)
Depreciation and amortization	$35	$60	$83
EBIT
2014 Compared to 2013: In Corporate, Other and Eliminations, EBIT losses in 2014 were $42 million lower than in 2013.
Excluding adjusting items, general corporate expense and other was $31 million lower primarily due to decreases in variable compensation expense. In addition, we realized a $5 million gain related to a fixed capacity Brazil energy contract for the net settlement of energy purchases and sales on this contract during the Brazil plant's furnace rebuild.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Adjusting items for 2014 included a total of $36 million related to cost reduction actions and related items, $23 million related to impairments on assets held for sale or sold, $6 million related to clean up costs associated with the repair of our Kearny, New Jersey manufacturing facility, and a $45 million gain related to the sale of our Hangzhou, China facility.
Depreciation and amortization in 2014 was $25 million lower than in 2013, primarily due to $29 million of accelerated depreciation in our 2013 results related to our European restructuring plan and a change in useful life of assets located at our incomplete Cordele, Georgia Insulation facility.
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

OUTLOOK
In 2015, we expect general corporate expense to grow to approximately $120 and $130 million. The primary driver of the increase is higher incentive compensation expense commensurate with anticipated levels of performance. In addition, 2014 included a $5 million net settlement gain related to a fixed capacity Brazil energy contract that expired in 2014.
SAFETY
Working safely is a condition of employment at Owens Corning. The Company believes this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the year ended December 31, 2014, our RIR was 0.56 as compared to 0.47 in the same period a year ago.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary sources of liquidity are its senior revolving credit facility and its receivables securitization facility.
The Company has an $800 million senior revolving credit facility which matures in November 2018. In November 2013, we amended the $800 million senior revolving credit facility to extend its maturity to November 2018 and reduce the letters of credit sublimit to $100 million.
The Company has a $250 million receivables securitization facility which matures in January 2018. In July 2013, we amended the receivables securitization facility to extend its maturity to July 2016 and to reduce the size of the facility to $200 million during the months of November, December, and January. In January 2015, we amended the receivables securitization facility to extend its maturity to January 2018 and remove the seasonal reduction of the facility restoring the full $250 million of facility capacity during the months of November, December, and January.
As of December 31, 2014, the Company utilized its receivables securitization facility for $106 million of borrowings and $38 million of outstanding letters of credit, and had $56 million available on this facility. As of December 31, 2014, the Company had no borrowings on its senior revolving credit facility, $9 million of outstanding letters of credit, and had $791 million available on this facility.
The Company issued $400 million of 2024 senior notes on November 12, 2014 at 4.20%. The proceeds of these notes were used to repay $242 million of our 2016 senior notes at an average price equal to 111.46% of the principal amount, together with accrued interest of $7 million. In addition $105 million of our 2019 senior notes at an average price equal to 122.98% of the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

principal amount, together with accrued interest of $4 million, were also repaid. The remaining funds were used to pay down our Senior Revolving Credit Facility, finance general working capital needs, and for general corporate purposes. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2015.
The Company has no significant debt maturities before 2016. As of December 31, 2014, the Company had $2 billion of total debt and cash-on-hand of $67 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxes and foreign withholding taxes upon repatriation to the U.S. The Company does not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of December 31, 2014, and December 31, 2013, the Company had approximately $46 million and $49 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested.
The Company expects its cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including its senior revolving credit facility, to provide ample liquidity to meet its cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations, payments of quarterly dividends as authorized by our Board of Directors, and reducing outstanding amounts under the senior credit facility and the securitization facility.
The Company has an outstanding share repurchase authorization and will evaluate and consider repurchasing shares of our common stock as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity or generate proceeds.
The credit agreements applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of these types. The senior revolving credit facility and the securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. The Company was in compliance with these covenants as of December 31, 2014.
Cash flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Twelve Months Ended December 31,
	2014	2013	2012
Cash balance	$67	$57	$55
Cash provided by operating activities	$441	$407	$330
Cash used for investing activities	$(286)	$(307)	$(253)
Cash used for financing activities	$(142)	$(96)	$(76)
Availability on the senior revolving credit facility	$791	$773	$723
Availability on the receivables securitization facility	$56	$—	$—
Operating activities: In 2014, the Company generated $441 million of cash from operating activities compared to $407 million in 2013. This improvement was primarily from increased net earnings.
Investing activities: The $21 million decrease in cash used for investing activities in 2014 compared to 2013 was due to higher proceeds from the sales of assets or affiliates and alloy, offset by increased capital expenditures.
Financing activities: Cash used for financing activities in 2014 was $142 million compared to $96 million in 2013. The increase was primarily driven by a net decrease in borrowings and the initiation of dividend payments in 2014, partially offset by a decrease in amounts used to repurchase stock.

On February 5, 2015, the Board of Directors declared a quarterly dividend of $0.17 per common share payable on April 2, 2015 to shareholders of record as of March 13, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2015 Investments
Capital Expenditures: The Company will continue a balanced approach to the use of its cash flows. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2015 are expected to be approximately $355 million which is roughly $45 million greater than expected depreciation and amortization. Capital spending in excess of depreciation and amortization is primarily due to the construction of our non-woven composites plant in Gastonia, North Carolina. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Tax Net Operating Losses
Upon emergence and subsequent to the distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of December 31, 2014 and 2013, our federal tax net operating losses remaining were $2.2 billion. The federal net operating losses did not change materially from prior year. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in control occurs, and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Our initial three year period for measuring an ownership change started at October 31, 2006.
In addition to the United States net operating losses described above, we have net operating losses in various state and foreign jurisdictions which totaled $2.4 billion and $0.9 billion as of December 31, 2014, respectively and $2.5 billion and $0.9 billion as of December 31, 2013, respectively. The state net operating losses decreased from prior year primarily from expiring loss years that were offset by a full valuation allowance. Foreign net operating losses did not materially change from prior year. The evaluation of the amount of net operating losses expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. In assessing the realizability of our deferred tax assets, we have not relied on any material future tax planning strategies. We have forecasted future results using estimates management believes to be reasonable, which are based on independent evidence such as expected trends resulting from certain leading economic indicators such as global industrial production and new U.S. residential housing starts. In order to fully utilize our net operating losses, we estimate that the Company will need to generate future federal, state and foreign earnings before taxes of approximately $2.4 billion, $2.6 billion and $0.9 billion, respectively. Management believes the Company will generate sufficient future taxable income within the statutory limitations in order to fully realize the carrying value of its U.S. federal net operating losses. As of December 31, 2014, a valuation allowance was established for certain state and foreign jurisdictions’ net operating loss carryforwards.
The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management’s forecasts. Should we determine that it is likely that our deferred income tax assets are not realizable, we would be required to reduce our deferred tax assets reflected on our Consolidated Financial Statements to the net realizable amount by establishing an accounting valuation allowance and recording a corresponding charge to current earnings. Such adjustments could be material to the financial statements. To date, we have recorded valuation allowances against certain of these deferred tax assets totaling $227 million as of December 31, 2014.
Pension contributions
The Company has several defined benefit pension plans. The Company made cash contributions of $52 million and $39 million to the plans during the twelve months ended December 31, 2014 and 2013, respectively. The increase in pension contributions in 2014 was driven by higher pension contributions required to maintain our funded status. The Company expects to contribute $62 million in cash to its pension plans during 2015. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

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
Our current practice is to manage our interest rate exposure by balancing the mixture of our fixed- and variable-rate instruments. The Company utilizes, among other strategies, interest rate swaps to achieve this balance in interest rate exposures.
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
CONTRACTUAL OBLIGATIONS
In the ordinary course of business, the Company enters into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2014 are as follows (in millions):

	Payments due by period
	2015	2016	2017	2018	2019	2020 and Beyond	Total
Long-term debt obligations	$3	$269	$—	$—	$143	$1,532	$1,947
Interest on fixed rate debt	106	104	94	93	87	814	1,298
Interest on variable rate debt (1)	3	2	2	1	—	—	8
Capital lease obligations	4	3	4	4	4	28	47
Operating lease obligations	53	44	32	20	14	37	200
Purchase obligations (2)	217	28	26	30	13	68	382
Deferred acquisition payments	—	6	9	—	—	—	15
Pension contributions (3)	62	—	—	—	—	—	62
Total (4)	$448	$456	$167	$148	$261	$2,479	$3,959

(1)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2014 for all future periods.

(2)
Purchase obligations are commitments to suppliers to purchase goods or services, and include take-or-pay arrangements, capital expenditures, and contractual commitments to purchase equipment. The Company did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. The Company does not believe such purchase orders will adversely affect our liquidity position.

(3)
Pension contributions include estimated contributions for our defined benefit pension plans. The Company is not presenting estimated payments in the table above beyond 2015 as funding can vary significantly from year to year based upon changes in the fair value of plan assets, funding regulations and actuarial assumptions.

(4)
The Company has not included its accounting for uncertainty in income taxes liability in the contractual obligation table as the timing of payment, if any, cannot be reasonably estimated. The balance of this liability at December 31, 2014 was $26 million.

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
The Company believes that the following accounting estimates are critical to our financial results:
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
The Company has recorded its goodwill and conducted testing for potential goodwill impairment at a reporting unit level. Our reporting units represent a business for which discrete financial information is available and segment management regularly reviews the operating results.  The Company has three reporting units; Composites, Insulation and Roofing. Seventy-six percent or $888 million of recorded goodwill is allocated to our Insulation segment, nineteen percent or $223 million of recorded goodwill is allocated to our Roofing segment, and five percent or $57 million is allocated to our Composites segment.

Goodwill is an intangible asset that is not subject to amortization; however, annual tests are required to be performed to determine whether impairment exists. Prior to performing the two-step impairment process described in ASC 350-20, the guidance permits companies to assess qualitative factors to determine if it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it is more likely than not that a reporting unit’s fair value is greater than its carrying value, then no additional testing is required. If it is more likely than not that a reporting unit’s fair value is less than or close to its carrying value then step one of the impairment test must be performed to determine if impairment is required. In 2014, the Company has elected not to perform the qualitative approach, and proceeded in performing a step one analysis.
As part of our quantitative testing process for goodwill we estimated fair values using a discounted cash flow approach from the perspective of a market participant. Significant estimates in the discounted cash flow approach are cash flow forecasts of our reporting units, the discount rate, the terminal business value and the projected income tax rate. The cash flow forecasts of the reporting units are based upon management’s long-term view of our markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The projected income tax rates utilized are the statutory tax rates for the countries where each reporting unit operates. The terminal business value is determined by applying a business growth factor to the latest year for which a forecast exists. As part of our goodwill quantitative testing process, the Company evaluates whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing.
Our annual test of goodwill for impairment was conducted as of October 1, 2014. The fair value of each of our reporting units was in excess of its carrying value and thus, no impairment exists. The fair value of all three reporting units substantially exceeded the carrying value as of the date of our assessment.
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

assets are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company groups long-lived assets based on manufacturing facilities that produce similar products either globally or within a geographic region. Management tests asset groups for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Current market conditions have caused the Company to have idle capacity. We consider such temporary idled capacity to be unimpaired because there has not been a significant change in the forecasted long-term cash flows at the asset group level to indicate that the carrying values may not be recoverable. While management’s current strategy is to utilize this capacity to meet expected future demand, any significant decrease in this expectation or change in management’s strategy could result in future impairment charges related to this excess capacity. We evaluated and concluded that there are not any reasonably likely changes to management’s estimates that would indicate that the carrying value of our long-lived assets is unrecoverable.
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
Two key assumptions that could have a significant impact on the measurement of pension liabilities and pension expense are the discount rate and the expected return on plan assets. For our largest plan, the United States plan, the discount rate used for the December 31, 2014 measurement date was derived by matching projected benefit payments to bond yields obtained from the Towers Watson’s proprietary United States RATE:Link 40-90 pension discount curve developed as of the measurement date. The Towers Watson United States RATE:Link 40-90 pension discount curve is based on certain corporate bonds rated Aa whose weighted average yields lie within the 40th to 90th percentiles of the bonds considered. Corporate bonds are treated as being Aa or better generally if at least half of the available ratings are Aa or better as determined by Moody’s, Standard & Poor’s, Fitch and Dominion Bond Rating Services. The result supported a discount rate of 3.85% at December 31, 2014 compared to 4.65% at December 31, 2013. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the December 31, 2014 projected benefit obligation for the United States pension plans by approximately $39 million. A 25 basis point increase (decrease) in the discount rate would decrease (increase) 2015 net periodic pension cost by approximately $1 million.
The expected return on plan assets in the United States was derived by taking into consideration the target plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers. The Company uses the target plan asset allocation because we rebalance our portfolio to target on a quarterly basis. An asset return model was used to develop an expected range of returns on plan investments over a 20 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. This process resulted in the selection of an expected return of 7.00% at the December 31, 2014 measurement date, which is used to determine net periodic pension cost for the year 2015. This assumption is flat and 0.50% lower than the 7.00% return and 7.50% return selected at the December 31, 2013 and December 31, 2012 measurement dates, respectively. A 25 basis point increase (decrease) in return on plan assets assumption would result in a respective decrease (increase) of 2015 net periodic pension cost by approximately $2 million.
The discount rate for our United States postretirement plan was selected using the same method as described for the pension plan. The result supported a discount rate of 3.70% at December 31, 2014 compared to 4.35% at December 31, 2013. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the United States postretirement benefit obligation by approximately $6 million and decrease (increase) 2015 net periodic postretirement benefit cost by less than $1 million.
The methods corresponding to those described above are used to determine the discount rate and expected return on assets for non-U.S. pension and postretirement plans, to the extent applicable.
RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the criteria for reporting discontinued operations and requires new disclosures for discontinued

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

operations and for significant disposals of components of an entity that do not qualify for discontinued operations reporting. The adoption impacted the presentation of the consolidated financial statements related to disposals in 2014.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for the Company on January 1, 2017.

ENVIRONMENTAL MATTERS
The Company has been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. The Company has also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against it as a PRP for contribution under such federal, state, or local laws. As of December 31, 2014, we had environmental remediation liabilities as a PRP at 21 sites where we have a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. To the extent that the required remediation procedures or timing of those procedures change, additional contamination is identified, or the financial condition of other PRPs is adversely affected, the estimate of our environmental liabilities may change. For these sites the Company estimates a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. As of December 31, 2014, our reserve for such liabilities was $3 million. Changes in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in increases to our environmental obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” “will” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors that may cause actual results to differ materially from those projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	levels of residential and commercial construction activity;

•	competitive and pricing factors;

•	levels of global industrial production;

•	demand for our products;

•	relationships with key customers;

•	industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;

•	our level of indebtedness;

•	weather conditions;

•	availability and cost of credit;

•	availability and cost of energy and raw materials;

•	issues involving implementation and protection of information technology systems;

•	international economic and political conditions, including new legislation or other governmental actions;

•	our ability to utilize our net operating loss carryforwards;

•	research and development activities and intellectual property protection;

•	foreign exchange and commodity price fluctuations;

•	interest rate movements;

•	labor disputes, and litigation;

•	uninsured losses;

•	issues related to acquisitions, divestitures and joint ventures;

•	achievement of expected synergies, cost reductions and/or productivity improvements; and

•	defined benefit plan funding obligations.

All forward-looking statements in this report should be considered in the context of the risk and other factors described above and as detailed from time to time in the Company’s filings with the U.S. Securities and Exchange Commission. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

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
For purposes of disclosing the market risk inherent in its derivative financial instruments the Company uses sensitivity analysis disclosures that express the potential loss in fair values of market rate sensitive instruments resulting from changes in interest rates, foreign currency exchange rates, and commodity prices that assume instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity prices. The following analysis provides such quantitative information regarding market risk. There are certain shortcomings inherent in the sensitivity analysis presented, primarily due to the assumption that exchange rates change instantaneously and that interest rates change in a parallel fashion. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled.
Foreign Exchange Rate Risk
The Company has transactional foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company enters into various forward contracts, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. Exposures are primarily related to the United States Dollar versus the Brazilian Real, Canadian Dollar, European Euro, Mexican Peso, and Russian Rouble exchange rates. The net fair value of financial instruments used to limit exposure to foreign currency risk was approximately $(2) million and $(1) million as of December 31, 2014 and 2013, respectively. The potential change in fair value at both December 31, 2014 and 2013 for such financial instruments from an increase (decrease) of 10% in quoted foreign currency exchange rates would be an increase (decrease) of approximately $5 million and $7 million, respectively. Our translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars is not hedged. Our most significant translation exposures are the Canadian Dollar, Chinese Yuan, European Euro, and Russian Rouble in relation to the United States Dollar.

Interest Rate Risk
The Company is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. The Company has a revolving credit facility, receivables securitization facility, other floating rate debt and cash and cash equivalents which are exposed to floating interest rates and may impact cash flow. As of December 31, 2014, there were no amounts outstanding on the senior revolving credit facility and $106 million outstanding on the accounts receivables securitization facility, with the balance of other floating rate debt of $6 million. As of December 31, 2013, the Company had $12 million and $162 million outstanding on the senior revolving credit facility and accounts receivables securitization facility, respectively, with the balance of other floating rate debt of $1 million. Cash and cash equivalents were $67 million and $57 million at December 31, 2014 and 2013, respectively. A one percentage point increase (decrease) in interest rates at both December 31, 2014 and 2013 would increase (decrease) our annual net interest expense by $1 million and $2 million, respectively.
The fair market value of the Company’s senior notes are subject to interest rate risk. It is estimated that at December 31, 2014, a one percentage point increase (decrease) in interest rates would (decrease) increase the fair market value of the notes due in 2016 by 2%, the notes due in 2019 by 3% and 6%, respectively, the notes due in 2022 by 6% and 7%, respectively, the notes due in 2024 by 8%, and the notes due in 2036 by 11% and 13%, respectively. At December 31, 2013, it was estimated that a one percentage point increase (decrease) in interest rates would (decrease) increase the fair market value of the notes due in 2016 by 3%, the notes due in 2019 by 3% and 7%, respectively, the notes due in 2022 by 4% and 7%, respectively and the notes due in 2036 by 11% and 13%, respectively.
In 2013, the Company entered into fixed to floating interest rate swaps totaling $100 million, designated as a fair value hedge of the senior notes due in 2022. A one percentage point increase (decrease) in absolute interest rates at both December 31, 2014 and 2013 would decrease (increase) the fair value of the swaps by $8 million, and increase (decrease) annual interest expense by $1 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Commodity Price Risk
The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as natural gas, and raw materials, such as asphalt and polystyrene. The Company enters into cash-settled natural gas, electricity and crude oil swap contracts to protect against changes in natural gas and energy prices that mature within 15 months; however, no financial instruments are currently used to protect against changes in raw material costs. At December 31, 2014 and 2013, the net fair value of such swap contracts was a liability of $8 million and an asset of $1 million, respectively. The potential change in fair value at December 31, 2014 and 2013 resulting from an increase (decrease) of 10% change in the underlying commodity prices would be an increase (decrease) of approximately $3 million. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Pages 43 through 101 of this filing are incorporated here by reference.

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
Information with respect to directors and corporate governance will be presented in the 2015 Proxy Statement in the sections entitled “Information Concerning Directors,” “Governance Information” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference.
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
Information regarding executive officer and director compensation will be presented in the 2015 Proxy Statement under the section entitled “Executive Compensation,” exclusive of the subsection entitled “Compensation Committee Report,” and the section entitled “2014 Non-Employee Director Compensation,” and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in the 2015 Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence will be presented in the 2015 Proxy Statement under the sections entitled “Certain Transactions with Related Persons,” “Review of Transactions with Related Persons,” “Director Qualifications Standards” and “Director Independence,” and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate accounting fees billed and services provided by the Company’s principal accountants for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Audit Fees (1)	$4,626	$4,282
Audit-Related Fees (2)	30	443
Tax Fees	294	183
All Other Fees	10	107
Total Fees	$4,960	$5,015

(1)	Amounts shown reflect fees for the years ended December 31, 2014 and 2013, respectively.

(2)	The fees relate primarily to due diligence work and review of the Company’s required franchise disclosure documents in 2014 and 2013.
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
1.See Index to Consolidated Financial Statements on page 43 hereof.
2.See Index to Financial Statement Schedules on page 102 hereof.
3.See Exhibit Index beginning on page 104 hereof.
Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Form 10-K are denoted in the Exhibit Index by an asterisk (“*”).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OWENS CORNING

By	/s/ Michael H. Thaman	February 11, 2015
Michael H. Thaman,
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael H. Thaman	February 11, 2015
Michael H. Thaman,
Chairman of the Board, President,
Chief Executive Officer and Director

/s/ Michael C. McMurray	February 11, 2015
Michael C. McMurray,
Senior Vice President and
Chief Financial Officer

/s/ Kelly J. Schmidt	February 11, 2015
Kelly J. Schmidt,
Vice President and Controller

/s/ Norman P. Blake, Jr.	February 11, 2015
Norman P. Blake, Jr.,
Director

/s/ Cesar Conde	February 11, 2015
Cesar Conde,
Director

/s/ J. Brian Ferguson	February 11, 2015
J. Brian Ferguson,
Director

/s/ Ralph F. Hake	February 11, 2015
Ralph F. Hake,
Director

/s/ F. Philip Handy	February 11, 2015
F. Philip Handy,
Director

/s/ Ann Iverson	February 11, 2015
Ann Iverson,
Director

/s/ Edward F. Lonergan	February 11, 2015
Edward F. Lonergan,
Director

/s/ James J. McMonagle	February 11, 2015
James J. McMonagle,
Director

/s/ W. Howard Morris	February 11, 2015
W. Howard Morris,
Director

/s/ Suzanne P. Nimocks	February 11, 2015
Suzanne P. Nimocks,
Director

/s/ Maryann T. Seaman	February 11, 2015
Maryann T. Seaman,
Director

/s/ John D. Williams	February 11, 2015
John D. Williams,
Director

Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
PricewaterhouseCoopers LLP has audited the effectiveness of the internal controls over financial reporting as of December 31, 2014 as stated in their Report of Independent Registered Public Accounting Firm on page 45 hereof.
Based on our assessment, management determined that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

/s/ Michael H. Thaman	February 11, 2015
Michael H. Thaman,
President and Chief Executive Officer

/s/ Michael C. McMurray	February 11, 2015
Michael C. McMurray,
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Owens Corning:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), comprehensive earnings (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Owens Corning and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Toledo, OH
February 11, 2015

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(in millions, except per share amounts)

	Twelve Months Ended December 31,
	2014	2013	2012
NET SALES	$5,276	$5,295	$5,172
COST OF SALES	4,300	4,329	4,375
Gross margin	976	966	797
OPERATING EXPENSES
Marketing and administrative expenses	487	530	509
Science and technology expenses	76	77	79
Charges related to cost reduction actions	37	8	51
Other expenses (income), net	(16)	(34)	10
Total operating expenses	584	581	649
EARNINGS BEFORE INTEREST AND TAXES	392	385	148
Interest expense, net	114	112	114
Loss on extinguishment of debt	46	—	74
EARNINGS (LOSS) BEFORE TAXES	232	273	(40)
Less: Income tax expense (benefit)	5	68	(28)
Equity in net earnings of affiliates	1	—	(4)
NET EARNINGS (LOSS)	228	205	(16)
Less: Net earnings attributable to noncontrolling interests	2	1	3
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$226	$204	$(19)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$1.92	$1.73	$(0.16)
Diluted	$1.91	$1.71	$(0.16)
Dividend	$0.64	$—	$—
WEIGHTED AVERAGE COMMON SHARES
Basic	117.5	118.2	119.4
Diluted	118.3	119.1	119.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(in millions)

	Twelve Months Ended December 31,
	2014	2013	2012
NET EARNINGS (LOSS)	$228	$205	$(16)
Currency translation adjustment	(134)	(28)	5
Pension and other postretirement adjustment (net of tax of $67, $(45) and $27, for the periods ended December 31, 2014, 2013 and 2012, respectively)	(113)	94	(56)
Deferred income (loss) on hedging (net of tax of $3, $(1) and $0, for the periods ended December 31, 2014, 2013 and 2012, respectively)	(6)	1	2
COMPREHENSIVE EARNINGS (LOSS)	(25)	272	(65)
Less: Comprehensive earnings attributable to noncontrolling interests	2	1	3
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(27)	$271	$(68)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$67	$57
Receivables, less allowances of $10 at December 31, 2014 and $14 at December 31, 2013	674	683
Inventories	817	810
Assets held for sale – current	16	29
Other current assets	233	269
Total current assets	1,807	1,848
Property, plant and equipment, net	2,899	2,932
Goodwill	1,168	1,166
Intangible assets	1,017	1,040
Deferred income taxes	444	436
Other non-current assets	220	225
TOTAL ASSETS	$7,555	$7,647
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$949	$988
Short-term debt	31	1
Long-term debt – current portion	3	3
Total current liabilities	983	992
Long-term debt, net of current portion	1,991	2,024
Pension plan liability	447	336
Other employee benefits liability	252	242
Deferred income taxes	22	23
Other liabilities	130	200
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,954	3,938
Accumulated earnings	805	655
Accumulated other comprehensive deficit	(550)	(297)
Cost of common stock in treasury (c)	(518)	(504)
Total Owens Corning stockholders’ equity	3,692	3,793
Noncontrolling interests	38	37
Total equity	3,730	3,830
TOTAL LIABILITIES AND EQUITY	$7,555	$7,647

(a)	10 shares authorized; none issued or outstanding at December 31, 2014 and December 31, 2013

(b)	400 shares authorized; 135.5 issued and 117.8 outstanding at December 31, 2014 and December 31, 2013

(c)	17.7 shares at December 31, 2014 and December 31, 2013

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings (Deficit)	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2011	120.9	$1	13.5	$(362)	$3,907	$470	$(315)	$40	$3,741
Comprehensive earnings:
Net loss attributable to Owens Corning	—	—	—	—	—	(19)	—	3	(16)
Currency translation adjustment	—	—	—	—	—	—	5	—	5
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(56)	—	(56)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	2	—	2
Total comprehensive earnings									(65)
Changes in subsidiary shares from noncontrolling interests	—	—	—	—	(16)	—	—	(6)	(22)
Stock issuance	0.5				11				11
Purchases of treasury stock	(3.8)	—	3.8	(113)	—	—	—	—	(113)
Stock-based compensation	0.7	—	—	—	23	—	—	—	23
Balance at December 31, 2012	118.3	$1	17.3	$(475)	$3,925	$451	$(364)	$37	$3,575
Comprehensive earnings:
Net earnings attributable to Owens Corning	—	—	—	—	—	204	—	1	205
Currency translation adjustment	—	—	—	—	—	—	(28)	(1)	(29)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	94	—	94
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	1	—	1
Total comprehensive earnings									271
Stock issuance	0.5	—	(0.6)	17	(1)	—	—	—	16
Purchases of treasury stock	(1.6)	—	1.6	(63)	—	—	—	—	(63)
Stock-based compensation	0.6	—	(0.6)	17	14	—	—	—	31
Balance at December 31, 2013	117.8	$1	17.7	$(504)	$3,938	$655	$(297)	$37	$3,830
Comprehensive earnings:
Net earnings attributable to Owens Corning						226		2	228
Currency translation adjustment							(134)	(1)	(135)
Pension and other postretirement adjustment (net of tax)							(113)		(113)
Deferred loss on hedging transactions (net of tax)							(6)		(6)
Total comprehensive earnings									(26)
Stock issuance	0.3		(0.3)	30	(16)				14
Purchases of treasury stock	(1.0)		1.0	(44)					(44)
Stock-based compensation	0.7		(0.7)	—	32				32
Dividends declared	—	—	—	—	—	(76)	—	—	(76)
Balance at December 31, 2014	117.8	$1	17.7	$(518)	$3,954	$805	$(550)	$38	$3,730

(a)	Additional Paid in Capital (“APIC”)

(b)	Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)

(c)	Noncontrolling Interest (“NCI”)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Twelve Months Ended December 31,
	2014	2013	2012
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings (loss)	$228	$205	$(16)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	304	332	349
Gain on sale of assets or affiliates	(55)	(6)	(17)
Impairment of European Stone Business	20	—	—
Proceeds from Hurricane Sandy insurance claims	—	(58)	(20)
Deferred income taxes	(15)	54	(59)
Provision for pension and other employee benefits liabilities	18	23	36
Stock-based compensation expense	29	28	24
Other non-cash	(30)	(18)	(14)
Loss on extinguishment of debt	46	—	74
Change in working capital accounts:
Changes in receivables, net	(10)	(77)	24
Changes in inventories	(29)	(27)	(4)
Changes in accounts payable and accrued liabilities	(8)	46	23
Changes in other current assets	(3)	4	(39)
Other	—	—	2
Pension fund contribution	(52)	(39)	(50)
Payments for other employee benefits liabilities	(22)	(22)	(22)
Other	20	(38)	39
Net cash flow provided by operating activities	441	407	330
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(363)	(335)	(304)
Derivative settlements	5	—	—
Proceeds from the sale of assets or affiliates	65	—	10
Investment in subsidiaries and affiliates, net of cash acquired	(12)	(62)	—
Proceeds from Hurricane Sandy insurance claims	—	58	20
Deposit related to sale of Hangzhou, China plant	—	34	—
Purchases of alloy	(28)	(18)	(28)
Proceeds from sale of alloy	47	16	49
Net cash flow used for investing activities	(286)	(307)	(253)
NET CASH FLOW PROVIDED BY USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,276	1,063	1,877
Payments on senior revolving credit and receivables securitization facilities	(1,344)	(1,103)	(1,957)
Proceeds from long-term debt	390	—	599
Payments on long-term debt	(402)	(2)	(441)
Purchase of noncontrolling interest	—	—	(22)
Dividends paid	(56)	—	—
Net increase (decrease) in short-term debt	30	(4)	(23)
Purchases of treasury stock	(44)	(63)	(113)
Other	8	13	4
Net cash flow provided by used for financing activities	(142)	(96)	(76)
Effect of exchange rate changes on cash	(3)	(2)	2
Net increase in cash and cash equivalents	10	2	3
Cash and cash equivalents at beginning of period	57	55	52
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67	$57	$55
DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$19	$29	$30
Cash paid during the year for interest	$122	$126	$122

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Owens Corning, a Delaware corporation, is a leading global producer of glass fiber reinforcements and other materials for composite systems and of residential and commercial building materials. In the fourth quarter of 2014, Owens Corning announced organizational changes to streamline the Company's management structure and reduce costs. As a a result of this action, the Building Materials Group organizational structure was eliminated. The Company now operates within three segments: Composites, which includes the Company’s Reinforcements and Downstream businesses; Insulation and Roofing. Through these lines of business, Owens Corning manufactures and sells products worldwide. The Company maintains leading market positions in all of its major product categories.
General

On February 5, 2015, the Board of Directors declared a quarterly dividend of $0.17 per common share payable on April 2, 2015 to shareholders of record as of March 13, 2015.
In the fourth quarter of 2014, the Company recorded additional income tax expense of $6 million related to prior periods. The effect was not material to the current or any previously issued financial statements.
In the second quarter of 2014, the Company determined that cash flows from operating activities and cash flows used in financing activities were each overstated by $11 million for the period ended December 31, 2013, due to the misclassification of non-cash debt fair value hedge adjustments. The effect of the misclassification was not material to any previously issued financial statements. The Consolidated Statement of Cash Flows for the twelve months ended December 31, 2013 has been revised to reduce cash flows from operating activities and cash flows used in financing activities by $11 million.
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
Reclassifications
Certain reclassifications have been made to the 2013 and 2012 Consolidated Financial Statements and Notes to the Consolidated Financial Statements to conform to the classifications used in 2014.
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
Included in marketing and administrative expenses are marketing and advertising costs, which are expensed the first time the advertisement takes place. Marketing and advertising costs include advertising, and marketing communications. Marketing and advertising expenses for the years ended December 31, 2014, 2013, and 2012 were $100 million, $105 million and $109 million, respectively.
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
Investments in Affiliates
The Company accounts for investments in affiliates of 20% to 50% ownership when the Company does not have a controlling financial interest using the equity method under which the Company’s share of earnings and losses of the affiliate is reflected in earnings and dividends are credited against the investment in affiliate when declared. Investments in affiliates are recorded in other non-current assets on the Consolidated Balance Sheets and as of December 31, 2014 and 2013 the total value of investments was $53 million and $51 million, respectively.

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
As part of our testing process for goodwill the Company estimates fair values using a discounted cash flow approach from the perspective of a market participant. Significant estimates in the discounted cash flow approach are cash flow forecasts of our reporting units, the discount rate, the terminal business value and the projected income tax rate. The cash flow forecasts of the reporting units are based upon management’s long-term view of our markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The projected income tax rates utilized are the statutory tax rates for the countries where each reporting unit operates. The terminal business value is determined by applying a business growth factor to the latest year for which a forecast exists. As part of our goodwill quantitative testing process, we would evaluate whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing.
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
Identifiable intangible assets with a determinable useful life are amortized over that determinable life. Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $21 million, $22 million and $21 million, respectively. See Note 5 to the Consolidated Financial Statements for further discussion.
Properties and Depreciation
Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. Property, plant and equipment accounts are relieved of the cost and related accumulated depreciation when assets are disposed of or otherwise retired.
Precious metals used in our production tooling are included in property, plant and equipment and are depleted as they are consumed during the production process. Depletion typically represents an annual expense of less than 3% of the outstanding value and is recorded in cost of sales on the Consolidated Statements of Earnings (Loss).
For the years ended December 31, 2014, 2013 and 2012 depreciation expense was $283 million, $310 million and $328 million, respectively. In 2013, depreciation expense included $20 million of accelerated depreciation related to the change in useful life of assets recorded as a result of our assessment of the future utility of an incomplete Insulation facility located in Cordele, Georgia. In 2014 and 2013, depreciation expense included $1 million and $9 million of accelerated depreciation related to cost reduction actions further explained in Note 15 to the Consolidated Financial Statements. In 2014, depreciation expense also included $3 million of impairment losses on held for sale assets.
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
Foreign Currency
The functional currency of the Company’s subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into United States dollars at the period-end rate of exchange, and their Statements of Earnings (Loss) and Statements of Cash Flows are converted on an ongoing basis at the monthly average rate. The resulting translation adjustment is included in accumulated OCI in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statements of Earnings (Loss) as incurred. The Company recorded a foreign currency transaction loss of $4 million, a loss of $3 million and a gain of $5 million during the years ended December 31, 2014, 2013 and 2012, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the criteria for reporting discontinued operations and requires new disclosures for discontinued operations and for significant disposals of components of an entity that do not qualify for discontinued operations reporting. The adoption impacted the presentation of the consolidated financial statements related to disposals in 2014.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Accordingly, the standard is effective for the Company on January 1, 2017.

2.    SEGMENT INFORMATION
In the fourth quarter of 2014, Owens Corning announced organizational changes to streamline the Company's management structure and reduce costs. As a a result of this action, the Building Materials Group organizational structure was eliminated. The new management structure contains three reportable segments: Composites, Insulation and Roofing. As a result, the 2013 and 2012 segment information in this Note has been presented to reflect the new structure. Accounting policies for the segments are the same as those for the Company. The Company’s three reportable segments are defined as follows:
Composites – comprised of our Reinforcements and Downstream businesses. Within the Reinforcements business, the Company manufactures, fabricates and sells glass reinforcements in the form of fiber. Within the Downstream business, the Company manufactures and sells glass fiber products in the form of fabrics, mat, veil and other specialized products.
Insulation – Within our Insulation business, the Company manufactures and sells fiberglass insulation into residential, commercial, industrial and other markets for both thermal and acoustical applications. It also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, bonded and granulated mineral wool insulation and foam insulation used in above- and below-grade construction applications.
Roofing – Within our Roofing business, the Company manufactures and sells residential roofing shingles and oxidized asphalt materials used in residential and commercial construction and specialty applications.
As of December 31, 2013, the Total Assets table in this Note was revised to reflect the proper classification of $38 million of assets relating to the Composites reportable segment. These assets should have been reflected in Composites, however, they were presented in Corporate property, plant and equipment, other assets and eliminations. Consolidated Total Assets in this table was correctly stated as of December 31, 2013.

NET SALES
The following table summarizes our net sales by segment and geographic region (in millions). External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2.    SEGMENT INFORMATION (continued)

	Twelve Months Ended December 31,
	2014	2013	2012
Reportable Segments
Composites	$1,935	$1,845	$1,859
Insulation	1,746	1,642	1,468
Roofing	1,748	1,967	2,014
Total reportable segments	5,429	5,454	5,341
Corporate eliminations	(153)	(159)	(169)
NET SALES	$5,276	$5,295	$5,172

External Customer Sales by Geographic Region
United States	$3,557	$3,644	$3,504
Europe	575	545	558
Asia Pacific	636	627	639
Canada and other	508	479	471
NET SALES	$5,276	$5,295	$5,172
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

The following table summarizes EBIT by segment (in millions):

	Twelve Months Ended December 31,
	2014	2013	2012
Reportable Segments
Composites	$149	$98	$91
Insulation	108	40	(38)
Roofing	232	386	331
Total reportable segments	489	524	384
Charges related to cost reduction actions	(37)	(8)	(51)
Other items related to cost reduction actions	1	(18)	(85)
Net loss on sale of European Stone Business	(20)	—	—
Impairment loss on Alcala, Spain facility held for sale	(3)	—	—
Gain on sale of Hangzhou, China facility	45	—	—
Net gain (loss) related to Hurricane Sandy insurance activity	(6)	15	(9)
Accelerated depreciation related to a change in the useful life of assets at our incomplete Cordele, Georgia facility	—	(20)	—
General corporate expense	(77)	(108)	(91)
EBIT	$392	$385	$148

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2.    SEGMENT INFORMATION (continued)

TOTAL ASSETS AND PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION
The following table summarizes total assets by segment and property, plant and equipment by geographic region (in millions):

	December 31,
TOTAL ASSETS	2014	2013
Reportable Segments
Composites	$2,387	$2,417
Insulation	2,844	2,858
Roofing	1,138	1,153
Total reportable segments	6,369	6,428
Cash and cash equivalents	67	57
Current and noncurrent Deferred income taxes	580	573
Investments in affiliates	53	51
Assets held for sale – current	16	29
Corporate property, plant and equipment, other assets and eliminations	470	509
CONSOLIDATED TOTAL ASSETS	$7,555	$7,647

	December 31,
PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION	2014	2013
United States	$1,773	$1,688
Europe	404	520
Canada	111	131
Asia Pacific	377	375
Other	234	218
TOTAL PROPERTY, PLANT AND EQUIPMENT	$2,899	$2,932
PROVISION FOR DEPRECIATION AND AMORTIZATION
The following table summarizes the provision for depreciation and amortization by segment (in millions):

	Twelve Months Ended December 31,
	2014	2013	2012
Reportable Segments
Composites	$129	$130	$123
Insulation	101	104	105
Roofing	39	38	38
Total reportable segments	269	272	266
General corporate depreciation and amortization (a)	35	60	83
CONSOLIDATED PROVISION FOR DEPRECIATION AND AMORTIZATION	$304	$332	$349

(a)
2014 includes $1 million of accelerated depreciation related to our decision to close a facility in Japan and optimize a facility in Canada. 2013 includes $9 million of accelerated depreciation related to cost reduction actions and $20 million of accelerated depreciation related to the change in useful life of assets recorded as a result of our assessment of the future utility of an incomplete Insulation facility located in Cordele, Georgia. 2012 includes $55 million of accelerated depreciation charges related to cost reduction actions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2.    SEGMENT INFORMATION (continued)

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
The following table summarizes additions to property, plant and equipment by segment (in millions):

	Twelve Months Ended December 31,
	2014	2013	2012
Reportable Segments
Composites	$239	$155	$167
Insulation	78	107	86
Roofing	41	60	41
Total reportable segments	358	322	294
General corporate additions	33	31	38
CONSOLIDATED ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	$391	$353	$332
3.    INVENTORIES
Inventories consist of the following (in millions):

	December 31,
	2014	2013
Finished goods	$568	$580
Materials and supplies	249	230
Total inventories	$817	$810
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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of December 31, 2014 and 2013, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the fair value and respective location of derivatives and hedging instruments on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	December 31, 2014	December 31, 2013
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas, electricity, and foreign exchange contracts	Other current assets	$—	$1
Amount of gain recognized in OCI (effective portion)	OCI	$—	$1
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas, electricity, and foreign exchange contracts	Accounts payable and accrued liabilities	$9	$—
Amount of loss recognized in OCI (effective portion)	OCI	$8	$—
Fair value hedges:
Interest rate swaps	Other Liabilities	$(3)	$3
Derivative assets not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1	$—
Derivative liabilities not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$2	$1

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (Loss) (in millions):

		Twelve Months Ended December 31,
	Location	2014	2013	2012
Derivative activity designated as hedging instruments:
Natural gas and electricity:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$—	$1	$5
Interest rate swaps:
Amount of (gain) loss recognized in earnings (ineffective portion)	Interest expense, net	$—	$(1)	$—
Derivative activity not designated as hedging instruments:
Natural gas and electricity:
Amount of (gain) loss recognized in earnings	Other expenses (income), net	$1	$—	$—
Foreign currency exchange contract:
Amount of (gain) loss recognized in earnings (a)	Other expenses (income), net	$1	$12	$17

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
The Company currently has natural gas derivatives designated as hedging instruments that mature within 15 months. The Company’s policy for natural gas exposures is to hedge up to 75 percent of its total forecasted exposures for the next two months, up to 60 percent of its total forecasted exposures for the following four months, and lesser amounts for the remaining periods. The Company's policy for electricity exposures is to hedge up to 75 percent of its total forecasted exposures for the current calendar year and up to 65 percent of its total forecasted exposures for the first calendar year forward. Based on market conditions, approved variation from the standard policy may occur. The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged.

As of December 31, 2014, $8 million of loss included in OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred gains include the recognition of the hedged item through earnings.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

December 31, 2014	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$172	$(72)	$100
Technology	20	193	(83)	110
Franchise and other agreements	12	39	(18)	21
Indefinite-lived intangible assets:
Trademarks		786	—	786
Total intangible assets		$1,190	$(173)	$1,017
Goodwill		$1,168

December 31, 2013	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$181	$(68)	$113
Technology	20	194	(74)	120
Franchise and other agreements	14	37	(16)	21
Indefinite-lived intangible assets:
Trademarks		786	—	786
Total intangible assets		$1,198	$(158)	$1,040
Goodwill		$1,166
The changes in the gross carrying amount of amortizable intangible assets by asset group are as follows (in millions):

	Customer relationships	Technology	Franchise and other agreements	Trademarks	Total
Balance at December 31, 2013	$181	$194	$37	$786	$1,198
Acquisitions (see Note 9)	4	—	1	—	5
Additional Franchises and Agreements	—	—	1	—	1
Divestiture (see Note 10)	(13)	(1)	—	—	(14)
Balance at December 31, 2014	$172	$193	$39	$786	$1,190
The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2013	$57	$886	$223	$1,166
Acquisitions (see Note 9)	—	2	—	2
Balance at December 31, 2014	$57	$888	$223	$1,168

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Other Intangible Assets
The Company amortizes the cost of other intangible assets over their estimated useful lives, which range up to twenty-five years. The Company expects the ongoing amortization expense for amortizable intangible assets to be $22 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets. These costs are reported in Other expenses (income), net on the Consolidated Statements of Earnings (Loss) as incurred.

Goodwill and Indefinite-Lived Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment as of October 1 each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual test performed in 2014 resulted in no impairment of goodwill.
6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	December 31, 2014	December 31, 2013
Land	$196	$210
Buildings and leasehold improvements	789	811
Machinery and equipment	3,405	3,353
Construction in progress	233	173
	4,623	4,547
Accumulated depreciation	(1,724)	(1,615)
Property, plant and equipment, net	$2,899	$2,932
Machinery and equipment includes certain precious metals used in the Company’s production tooling, which comprise approximately 15 percent and 17 percent of total machinery and equipment as of December 31, 2014 and December 31, 2013, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3 percent of the outstanding carrying value.
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
The following table discloses the changes in noncontrolling interests on Owens Corning stockholders’ equity and effects on net earnings attributable to Owens Corning (in millions):

	Twelve Months Ended December 31,
	2014	2013	2012
Net earnings (loss) attributable to Owens Corning	$226	$204	$(19)
Increase (decrease) in Owens Corning additional paid in capital for NEI purchase agreement	—	—	(16)
Change from net earnings (loss) attributable to Owens Corning and change in noncontrolling interests	$226	$204	$(35)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    INVESTMENTS IN AFFILIATES
At December 31, 2014 and 2013, the Company’s ownership percentage in affiliates, which generally are engaged in the manufacture of fibrous glass and related products for the insulation, construction, reinforcements, and textile markets, included:

	December 31,
	2014	2013
Arabian Fiberglass Insulation Company, Ltd. (Saudi Arabia)	49%	49%
Fiberteq LLC (United States)	50%	50%
Neptco LLC (United States)	0%	50%
In the fourth quarter of 2014, the Company sold its 50% ownership in Neptco for approximately $1 million.
The following tables provide summarized financial information on a combined 100% basis for the Company’s affiliates accounted for under the equity method (in millions):

	December 31,
	2014	2013
Current assets	$50	$50
Non-current assets	$91	$90
Current liabilities	$36	$25
Non-current liabilities	$11	$23

	Twelve Months Ended December 31,
	2014	2013	2012
Net sales	$143	$138	$140
Gross margin	$11	$7	$11
Net earnings	$5	$1	$5
Dividends received from entities are accounted for under the equity method. There were no dividends received for the years ended 2014, 2013 and 2012. There were no undistributed earnings of affiliates for the year ended December 31, 2014.
9.    ACQUISITIONS

During the third quarter of 2014, the Company completed the acquisition of a building materials distribution company in Chile. The Company provided total consideration of $12 million comprised of cash payments of $7 million on September 4, 2014 and a put/call option with a strike price based on a 2016 EBITDA multiple exercisable in 2017. The fair value of the put/call option is $5 million and has been recorded in other liabilities on the Consolidated Balance Sheets. The acquisition resulted in the recognition of $4 million in intangible assets and $2 million in goodwill. The pro-forma effect of this acquisition on revenues and earnings was not material to the twelve months ended December 31, 2014.

10.    DIVESTITURES

In the third quarter of 2014, the Company finalized the sale of its European Stone business in the Insulation segment to an unrelated third party. As a result of this sale, the Company received $2 million in consideration and recorded a pre-tax charge of $20 million in Other (income) expenses, net on the Consolidated Statements of Earnings (Loss).

In the second quarter of 2014, the Company received final payment of $44 million related to the previously announced fourth quarter 2010 sale of our Masonry Products business in the Insulation segment to Boral Industries Ltd (“Boral”), an unrelated third party.

On September 13, 2013, the Company signed an agreement to sell its Composites glass reinforcements facility in Hangzhou, People's Republic of China, for total consideration of approximately $70 million to the Hangzhou Municipal Land Reservation Center and the Development and Construction Management Office of Taoyuan New Zone of Gongshu District in Hangzhou

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(“Hangzhou Government”), both of which are unrelated third party government entities. In the first quarter of 2014, the Company returned the land to the Hangzhou Government and recorded a net gain of $45 million, which is recorded in Other (income) expenses, net on the Consolidated Statements of Earnings (Loss). The balance of the consideration, approximately $14 million, has been recorded in Other current assets on the Consolidated Balance Sheets. Final payment is due upon the Hangzhou government’s completion of demolition activities, currently forecast for the second half of 2015.
11.    ASSETS HELD FOR SALE
During 2014, the Company closed its Alcala, Spain facility. The assets held for sale consisted of $9 million of Property, Plant and Equipment. There are no other assets or liabilities held for sale related to this facility as of December 31, 2014. During 2013, the Company closed its Vado, Italy facility. The assets held for sale consisted of $7 million of Property, Plant and Equipment. There were no other assets or liabilities held for sale related to this facility as of December 31, 2014. Both closures were a part of the 2012 Composites cost reductions actions. In the first quarter of 2014, the Company recognized the sale of its Composites glass reinforcements facility in Hangzhou, People's Republic of China, for which $21 million of Property, Plant and Equipment was held for sale as of December 31, 2013.
12.    OPERATING LEASES
The Company leases certain equipment and facilities under operating leases expiring on various dates through 2023. Some of these leases include cost-escalation clauses. Such cost-escalation clauses are recognized on a straight-line basis over the lease term. Total rental expense was $91 million, $83 million and $79 million in the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, the minimum future rental commitments under non-cancelable operating leases with initial maturities greater than one year payable over the remaining lives of the leases are (in millions):

Period	Minimum Future Rental Commitments
2015	$53
2016	$44
2017	$32
2018	$20
2019	$14
2020 and beyond	$37

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following (in millions):

	December 31,
	2014	2013
Accounts payable	$542	$547
Payroll, vacation pay, and incentive compensation	112	161
Payroll, property, and other taxes	93	95
Other employee benefits liabilities	38	39
Dividends payable	19	—
Warranties (current portion)	17	19
Legal and audit fees	8	7
Accrued interest	9	8
Charges related to cost reduction actions	36	32
Deferred acquisition payments	—	5
Other	75	75
Total	$949	$988
14.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

	December 31,
	2014	2013
Beginning balance	$41	$41
Amounts accrued for current year	25	23
Settlements of warranty claims	(26)	(23)
Ending balance	$40	$41

15.    COST REDUCTION ACTIONS

2014 Cost Reduction Actions

In the fourth quarter of 2014, the Company announced organizational changes to streamline its management structure and reduce costs. As part of this action, the Building Materials Group organizational structure was eliminated. In conjunction with these actions, the Company recognized $9 million in severance charges.

The Company took actions in 2014 to reduce costs in its Composites segment. For the twelve months ended December 31, 2014, these actions related to our decision to not rebuild two sub-scale high cost furnaces that will result in closing a facility in Japan and optimizing a facility in Canada. As a result of these actions, the Company recognized $16 million in severance charges, $3 million in contract termination charges, and $1 million net gain in other related charges.
In addition, in the first quarter of 2014, the Company took actions in our Composites segment related to global workforce reductions and the termination of a contract with a utility services provider. In conjunction with these actions, the Company recorded $14 million in charges related to cost reduction actions of which $11 million is related to severance and $3 million is related to contract termination charges. During the fourth quarter of 2014, the charges related to contract termination were recovered through a settlement. There were no additional costs incurred for severance in remaining quarters.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15.    COST REDUCTION ACTIONS (continued)

The following table summarizes the status of the unpaid liabilities from the Company’s 2014 cost reduction actions (in millions):

	Beginning Balance December 31, 2013	Costs Incurred	Payments	Foreign Currency Translation	Ending Balance December 31, 2014	Cumulative Charges Incurred
Severance	$—	$36	$3	$(2)	$31	$36
Contract Termination	—	3	—	—	3	3
Total	$—	$39	$3	$(2)	$34	$39

The Company expects the unpaid balance of these severance and contract termination charges to be paid over the next year.
2013 Cost Reduction Actions
As a result of the Company’s decision to divest its Composites glass reinforcements facility in Hangzhou, Peoples Republic of China discussed in Note 10 to the Consolidated Financial Statements, we have recorded $6 million in charges related to cost reduction actions on the Consolidated Statements of Earnings (Loss) for the twelve months ended December 31, 2013. In the first quarter of 2014, the Company revised it estimated total severance costs of this action by $2 million. There were no additional costs incurred in 2014.

The following table summarizes the status of the unpaid liabilities from the Company’s 2013 cost reduction actions (in millions):

	Beginning Balance December 31, 2013	Costs Incurred	Payments	Foreign Currency Translation	Ending Balance December 31, 2014	Cumulative Charges Incurred
Severance	$6	$(2)	$4	$—	$—	$4
Total	$6	$(2)	$4	$—	$—	$4
2012 Cost Reduction Actions
The following table summarizes the status of the unpaid liabilities from the Company’s 2012 cost reduction actions (in millions):

	Beginning Balance December 31, 2013	Costs Incurred	Payments	Foreign Currency Translation	Ending Balance December 31, 2014	Cumulative Charges Incurred
Severance	$26	$—	$23	$(1)	$2	$53
Total	$26	$—	$23	$(1)	$2	$53

The Company expects the unpaid balance of these severance charges to be paid within the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    DEBT
Details of the Company’s outstanding long-term debt are as follows (in millions):

	December 31, 2014	December 31, 2013
6.50% senior notes, net of discount, due 2016	$158	$400
9.00% senior notes, net of discount, due 2019	143	248
4.20% senior notes, net of discount, due 2022	600	599
4.20% senior notes, net of discount, due 2024	392	—
7.00% senior notes, net of discount, due 2036	540	540
Accounts receivable securitization facility, maturing in 2016	106	162
Senior revolving credit facility, maturing in 2018	—	12
Various capital leases, due through and beyond 2050	47	49
Various floating rate debt, maturing through 2017	—	1
Fair value adjustment to debt	8	16
Total long-term debt	1,994	2,027
Less – current portion	3	3
Long-term debt, net of current portion	$1,991	$2,024
Senior Notes
The Company issued $400 million of 2024 senior notes on November 12, 2014 at 4.20%. The Company paid $4 million in loan costs in connection with the 2024 notes. These costs were deferred and are being amortized over the term of the 2024 notes. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2015.
The proceeds of these notes were used to repay $242 million of our 2016 senior notes at an average price equal to 111.46% of the principal amount, together with accrued interest of $7 million. In addition, the Company repaid $105 million of our 2019 senior notes at an average price equal to 122.98% of the principal amount, together with accrued interest of $4 million. The cash premium paid totaled $52 million and is included in Payments on long-term debt in the Consolidated Statement of Cash Flows. Unamortized discounts and fees of $2 million along with tender fees of $1 million were recorded in Loss on extinguishment of debt in the Consolidated Statement of Earnings (Loss). The remaining funds were used to pay down our Senior Revolving Credit Facility, finance general working capital needs, and for general corporate purposes.
The Company issued $600 million of 2022 senior notes on October 17, 2012. The proceeds of these notes were used to refinance $250 million of our 2016 senior notes, $100 million of our 2019 senior notes and pay down our Senior Revolving Credit Facility. Interest on the notes is payable semiannually in arrears on June 15 and December 15 each year, beginning on June 15, 2013.
The Company issued $350 million of 2019 senior notes on June 3, 2009. On October 31, 2006, the Company issued $650 million of 2016 senior notes and $540 million of 2036 senior notes. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16.    DEBT (continued)

The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of December 31, 2014.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of December 31, 2014.
The Company had $9 million of letters of credit outstanding under the Senior Revolving Credit Facility at December 31, 2014.
Receivables Securitization Facility
Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivables Purchase Agreement (the “RPA”) that are accounted for as secured borrowings in accordance with ASC 860, Accounting for Transfers and Servicing. Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility was amended in November of 2013 to extend its maturity to July 2016 and to reduce the size of the facility to $200 million during the months of November, December, and January. The securitization facility was amended in January of 2015 to extend its maturity to January 2018 and remove the seasonal reduction of the facility restoring the full $250 million of facility capacity during the months of November, December, and January. At December 31, 2014 the Company had $106 million in borrowings from the receivables securitization facility. The Company had $38 million of letters of credit outstanding under the receivables securitization facility at December 31, 2014.
The RPA contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of December 31, 2014.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16.    DEBT (continued)

Debt Maturities
The aggregate maturities for all long-term debt issues for each of the five years following December 31, 2014 and thereafter are presented in the table below (in millions). The maturities are stated at total cash the Company is contractually obligated to pay third parties and are not stated net of discount. The effects of the interest rate swap are not included in the table below.

Period	Maturities
2015	$7
2016	269
2017	4
2018	4
2019	147
2020 and beyond	1,563
Total	$1,994
Short-Term Debt
At December 31, 2014 and December 31, 2013, short-term borrowings were $31 million and $1 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 7.2% for December 31, 2014 and 2.2% for December 31, 2013.
17.    PENSION PLANS
The Company sponsors defined benefit pension plans. Under the plans, pension benefits are based on an employee’s years of service and, for certain categories of employees, qualifying compensation. Company contributions to these pension plans are determined by an independent actuary to meet or exceed minimum funding requirements. In our U.S. plan prior to 2013 and in all of our Non-U.S plans, the unrecognized cost of any retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits. As of January 1, 2013, an increase in the number of inactive participants in our U.S. plan resulted in substantially all of the plan participants being inactive. Accordingly, the Company began amortizing the unrecognized cost of any retroactive amendments and actuarial gains and losses over the average remaining life expectancy of the inactive participants as opposed to the average remaining service period of the active participants.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17.    PENSION PLANS (continued)

The following tables provide a reconciliation of the change in the projected benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2014 and 2013 (in millions):

	December 31, 2014			December 31, 2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation
Benefit obligation at beginning of period	$1,070	$546	$1,616	$1,187	$554	$1,741
Service cost	8	5	13	9	6	15
Interest cost	48	23	71	44	21	65
Actuarial (gain) loss	159	63	222	(91)	3	(88)
Currency (gain) loss	—	(44)	(44)	—	(8)	(8)
Benefits paid	(92)	(23)	(115)	(79)	(21)	(100)
Settlements / Curtailments	—	(2)	(2)	—	(7)	(7)
Other	—	(4)	(4)	—	(2)	(2)
Benefit obligation at end of period	$1,193	$564	$1,757	$1,070	$546	$1,616

	December 31, 2014			December 31, 2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Plan Assets
Fair value of assets at beginning of period	$858	$422	$1,280	$856	$404	$1,260
Actual return on plan assets	82	50	132	60	35	95
Currency gain (loss)	—	(35)	(35)	—	(9)	(9)
Company contributions	36	16	52	20	20	40
Benefits paid	(92)	(23)	(115)	(79)	(21)	(100)
Settlements/curtailments	—	(2)	(2)	—	(7)	(7)
Other	(1)	2	1	1	—	1
Fair value of assets at end of period	$883	$430	$1,313	$858	$422	$1,280
Funded status	$(310)	$(134)	$(444)	$(212)	$(124)	$(336)

	December 31, 2014			December 31, 2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Amounts Recognized in the Consolidated Balance Sheets
Prepaid pension cost	$—	$5	$5	$—	$2	$2
Accrued pension cost – current	(1)	(1)	(2)	—	(2)	(2)
Accrued pension cost – non-current	(309)	(138)	(447)	(212)	(124)	(336)
Net amount recognized	$(310)	$(134)	$(444)	$(212)	$(124)	$(336)

Amounts Recorded in Accumulated OCI
Net actuarial loss	$(415)	$(107)	$(522)	$(289)	$(78)	$(367)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17.    PENSION PLANS (continued)

The following table presents information about the projected benefit obligation, accumulated benefit obligation (“ABO”) and plan assets of the Company’s pension plans (in millions):

	December 31, 2014			December 31, 2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Plans with ABO in excess of fair value of plan assets:
Projected benefit obligation	$1,193	$457	$1,650	$1,070	$414	$1,484
Accumulated benefit obligation	$1,193	$441	$1,634	$1,070	$400	$1,470
Fair value of plan assets	$883	$321	$1,204	$858	$293	$1,151
Plans with fair value of assets in excess of ABO:
Projected benefit obligation	$—	$107	$107	$—	$132	$132
Accumulated benefit obligation	$—	$99	$99	$—	$121	$121
Fair value of plan assets	$—	$109	$109	$—	$129	$129
Total projected benefit obligation	$1,193	$564	$1,757	$1,070	$546	$1,616
Total accumulated benefit obligation	$1,193	$540	$1,733	$1,070	$521	$1,591
Total plan assets	$883	$430	$1,313	$858	$422	$1,280
Weighted-Average Assumptions Used to Determine Benefit Obligation
The following table presents weighted average assumptions used to determine benefit obligations at the measurement dates noted:

	December 31,
	2014	2013
United States Plans
Discount rate	3.85%	4.65%
Expected return on plan assets	7.00%	7.00%
Non-United States Plans
Discount rate	3.60%	4.45%
Expected return on plan assets	6.27%	6.38%
Rate of compensation increase	4.01%	3.94%
Components of Net Periodic Pension Cost
The following table presents the components of net periodic pension cost for the periods noted (in millions):

	Twelve Months Ended December 31,
	2014	2013	2012
Service cost	$13	$15	$15
Interest cost	71	65	72
Expected return on plan assets	(84)	(84)	(86)
Amortization of actuarial loss	11	20	29
Net periodic benefit cost	$11	$16	$30

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17.    PENSION PLANS (continued)

Weighted-Average Assumptions Used to Determine Net Periodic Pension Cost
The following table presents weighted-average assumptions used to determine net periodic pension costs for the periods noted:

	Twelve Months Ended December 31,
	2014		2013		2012
United States Plans
Discount rate	4.65%		3.80%		4.60%
Expected return on plan assets	7.00%		7.50%		7.25%
Rate of compensation increase	N/A	(a)	N/A	(a)	N/A	(a)
Non-United States Plans
Discount rate	4.45%		4.10%		4.65%
Expected return on plan assets	6.38%		6.13%		7.23%
Rate of compensation increase	3.94%		3.50%		3.75%

(a)	Not applicable due to changes in plan made on August 1, 2009 that were effective beginning January 1, 2010.
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
Accumulated Other Comprehensive Earnings (Deficit)
For the year ended December 31, 2014, the Company recorded a debit of $94 million, net of tax, to OCI. Of the $(522) million balance in OCI, $19 million is expected to be recognized as net periodic pension cost during 2015. For the year ended December 31, 2013, the Company recorded a charge of $81 million, net of tax, to OCI.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17.    PENSION PLANS (continued)

Plan Assets
The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall under United States pension plan assets at December 31, 2014 and 2013 (in millions):

	2014
Asset Category	Level 1	Level 2	Level 3	Total
Equity
Domestic actively managed	$99	$39	$—	$138
Domestic passive index	—	61	—	61
International actively managed	81	34	—	115
International passive index	—	26	—	26
Fixed income and cash equivalents
Cash	2	—	—	2
Short-term debt	—	26	—	26
Corporate bonds	229	55	—	284
Government debt	98	—	—	98
Real estate investment trusts	28	—	—	28
Absolute return strategies	—	55	—	55
Real assets	—	50	—	50
Total United States plan assets	$537	$346	$—	$883

	2013
Asset Category	Level 1	Level 2	Level 3	Total
Equity
Domestic actively managed	$100	$38	$—	$138
Domestic passive index	—	58	—	58
International actively managed	85	36	—	121
International passive index	—	25	—	25
Fixed income and cash equivalents
Short-term debt	—	27	—	27
Corporate bonds	213	54	—	267
Government debt	91	—	—	91
Real estate investment trusts	26	—	—	26
Absolute return strategies	—	80	—	80
Real assets	—	25	—	25
Total United States plan assets	$515	$343	$—	$858

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17.    PENSION PLANS (continued)

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall under non-United States pension plan assets at December 31, 2014 and 2013 (in millions):

	2014
Asset Category	Level 1	Level 2	Level 3	Total
Equity
Domestic actively managed	$—	$30	$—	$30
Domestic passive index	—	—	—	—
International actively managed	—	51	—	51
International passive index	—	35	—	35
Fixed income and cash equivalents
Cash and cash equivalents	—	28	—	28
Corporate bonds	—	193	—	193
Government Debt	—	—	—	—
Absolute return strategies	—	93	—	93
Total non-United States plan assets	$—	$430	$—	$430

	2013
Asset Category	Level 1	Level 2	Level 3	Total
Equity
Domestic actively managed	$—	$34	$—	$34
Domestic passive index	—	4	—	4
International actively managed	—	61	—	61
International passive index	—	28	—	28
Fixed income and cash equivalents
Cash and cash equivalents	3	22	—	25
Corporate bonds	—	162	—	162
Government Debt	—	7	—	7
Absolute return strategies	—	101	—	101
Total non-United States plan assets	$3	$419	$—	$422
Investment Strategy
The current investment policy for the United States pension plan is to have 38% of assets invested in equities, 3% in real estate, 6% in real assets, and 47% in intermediate and long-term fixed income securities, and 6% in absolute return strategies. Assets are rebalanced quarterly to conform to policy tolerances. The Company actively evaluates the reasonableness of its asset mix given changes in the projected benefit obligation and market dynamics.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17.    PENSION PLANS (continued)

Estimated Future Benefit Payments
The following table shows estimated future benefit payments from the Company’s pension plans (in millions):

Year	Estimated Benefit Payments
2015	$106
2016	$102
2017	$103
2018	$101
2019	$103
2020-2023	$509
Contributions
Owens Corning expects to contribute $48 million in cash to the United States pension plan during 2015 and another $14 million to non-United States plans. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements.
Defined Contribution Plans
The Company sponsors two defined contribution plans which are available to substantially all United States employees. The Company matches a percentage of employee contributions up to a maximum level and contributes 2% of an employee’s wages regardless of employee contributions. The Company recognized expense of $34 million, $29 million and $30 million during the years ended December 31, 2014, 2013 and 2012, respectively, related to these plans.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

The following table provides a reconciliation of the change in the projected benefit obligation and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2014 and 2013 (in millions):

	December 31, 2014			December 31, 2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation
Benefit obligation at beginning of period	$228	$16	$244	$252	$21	$273
Service cost	2	—	2	2	1	3
Interest cost	9	1	10	8	1	9
Actuarial loss (gain)	17	—	17	(18)	(2)	(20)
Currency loss (gain)	—	(1)	(1)	—	—	—
Plan amendments	—	—	—	—	—	—
Benefits paid	(18)	(1)	(19)	(18)	(2)	(20)
Other	—	1	1	2	(3)	(1)
Benefit obligation at end of period	$238	$16	$254	$228	$16	$244
Funded status	$(238)	$(16)	$(254)	$(228)	$(16)	$(244)

Amounts Recognized in the Consolidated Balance Sheets
Accrued benefit obligation – current	$(18)	$(1)	$(19)	$(20)	$—	$(20)
Accrued benefit obligation – non-current	(220)	(15)	(235)	(208)	(16)	(224)
Net amount recognized	$(238)	$(16)	$(254)	$(228)	$(16)	$(244)

Amounts Recorded in Accumulated OCI
Net actuarial gain	$(20)	$—	$(20)	$21	$6	$27
Net prior service credit	(2)	(5)	(7)	24	—	24
Net amount recognized	$(22)	$(5)	$(27)	$45	$6	$51
Weighted-Average Assumptions Used to Determine Benefit Obligations
The following table presents the discount rates used to determine the benefit obligations:

	December 31,
	2014	2013
United States plans	3.70%	4.35%
Non-United States plans	3.70%	4.45%

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

Components of Net Periodic Postretirement Benefit Cost
The following table presents the components of net periodic postretirement benefit cost (in millions):

	Twelve Months Ended December 31,
	2014	2013	2012
Service cost	$2	$3	$3
Interest cost	10	9	11
Amortization of prior service cost	(4)	(4)	(4)
Amortization of actuarial gain	(2)	(1)	(3)
Curtailment gain	—	—	(1)
Net periodic postretirement benefit cost	$6	$7	$6
Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost
The following table presents the discount rates used to determine net periodic postretirement benefit cost:

	Twelve Months Ended December 31,
	2014	2013	2012
United States plans	4.35%	3.50%	4.35%
Non-United States plans	4.45%	3.80%	4.10%
The following table presents health care cost trend rates used to determine net periodic postretirement benefit cost, as well as information regarding the ultimate rate and the year in which their ultimate rate is reached:

	Twelve Months Ended December 31,
	2014	2013	2012
United States plans
Initial rate at end of year	7.00%	7.00%	7.00%
Ultimate rate	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2024	2023	2022
Non-United States plans
Initial rate at end of year	5.43%	6.23%	6.50%
Ultimate rate	4.70%	4.79%	4.80%
Year in which ultimate rate is reached	2019	2019	2019
The health care cost trend rate assumption can have a significant effect on the amounts reported. To illustrate, a one-percentage point change in the December 31, 2014 assumed health care cost trend rate would have the following effects (in millions):

	1-Percentage Point
	Increase	Decrease
Increase (decrease) in total service cost and interest cost components of net periodic postretirement benefit cost	$1	$—
Increase (decrease) of accumulated postretirement benefit obligation	$10	$(8)

Accumulated Other Comprehensive Earnings (Deficit)
For the year ended December 31, 2014, the Company recorded other comprehensive loss of $(13) million, net of tax, to OCI. Approximately $4 million of the $27 million balance in accumulated OCI is expected to be recognized as net periodic postretirement benefit during 2015. For the year ended December 31, 2013, the Company recorded other comprehensive income of $7 million, net of tax, to OCI.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

Estimated Future Benefit Payments
The following table shows estimated future benefit payments from the Company’s postretirement benefit plans (in millions):

Year	Estimated Benefit Payments
2015	$19
2016	$20
2017	$20
2018	$19
2019	$19
2020-2024	$88
Postemployment Benefits
The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits liability at December 31, 2014 and 2013 was $17 million and $18 million, respectively. The net periodic postemployment benefit expense was $1 million for each of the years ended December 31, 2014, 2013 and 2012.
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
Litigation

The Company is involved in litigation from time to time in the regular course of its business. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses that are reasonably estimable. The Company does not believe that the ultimate outcome of these actions will have a material adverse effect on its financial condition, results of operations or cash flows.

Environmental Matters
The Company has been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. The Company has also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against it as a PRP for contribution under such federal, state, or local laws. At December 31, 2014, the Company had environmental remediation liabilities as a PRP at 21 sites where it has a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. To the extent that the required remediation procedures or timing of those procedures change, additional contamination is identified, or the financial condition of other PRPs is adversely affected, the estimate of our environmental liabilities may change. For these sites the Company estimates a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At December 31, 2014, our reserve for such liabilities was $3 million. Changes in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in increases to our environmental obligations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Kearny, New Jersey Manufacturing Facility
In the third quarter of 2012, the Company's Roofing segment experienced a flood at its Kearny, New Jersey manufacturing facility as a result of Hurricane Sandy. The facility is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The facility returned to full operating capacity in the third quarter of 2013. In the fourth quarter of 2013, the Company settled its insurance claims for a net $78 million. The proceeds received on settlement substantially cover all costs/losses incurred.
For the year ended December 31, 2014, the Company incurred losses related to clean up and repair costs in the amount of $1 million reported in Cost of Sales and $5 million reported in Other expense (income), net, on the Consolidated Statements of Earnings (Loss). For the year ended December 31, 2013, the Company incurred losses related to clean up activities and business interruption in the amount of $27 million reported in Costs of Sales, and $16 million reported in Other expenses (income), net, on the Consolidated Statements of Earnings (Loss). These expenses were more than offset by the $58 million of insurance proceeds recorded in Other expenses (income), net on the Consolidated Statements of Earnings (Loss). For the year ended December 31, 2012, the Company incurred losses related to clean up activities and business interruption in the amount of $6 million reported in Costs of Sales, and $23 million reported in Other expenses (income), net, on the Consolidated Statements of Earnings (Loss), partially offset by $20 million of insurance proceeds recorded in Other expenses (income), net on the Consolidated Statements of Earnings (Loss).
20.    STOCK COMPENSATION
2013 Stock Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning 2013 Stock Plan (the “2013 Stock Plan”) which replaced the 2010 Stock Plan. The 2013 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2013 Stock Plan, 1.5 million shares of common stock may be granted in addition to the shares of Company common stock that rolled over from the 2010 Stock Plan as of April 18, 2013. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. There will be no future grants made under the 2010 Stock Plan. At December 31, 2014 the number of shares remaining available under the 2013 Stock Plan for all stock awards was 2.4 million.

Stock Options
The Company has granted stock options under its stockholder approved stock plans. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years. The volatility assumption was based on a benchmark study of our peers prior to 2014 . Starting with the options granted in 2014 the volatility was based on the company’s historic volatility.
During 2014, 374,500 stock options were granted with a weighted-average grant date fair value of $19.05. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 50.9%, expected dividends of 0%, expected term of 6.25 years and a risk-free interest rate of 1.9%.
During 2013, 329,800 stock options were granted with a weighted-average grant date fair value of $18.94. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 45.3%, expected dividends of 0%, expected term of 6.26 years and a risk-free interest rate of 1.1%.
During 2012, 409,700 stock options were granted with a weighted-average grant date fair value of $15.85. Assumptions used in the Company’s Black-Scholes valuation model to estimate the grant date fair value were expected volatility of 45.8%, expected dividends of 0%, expected term of 6.26 years and a risk-free interest rate of 1.1%.
During the years ended December 31, 2014, 2013 and 2012, the Company recognized expense of $6 million, $5 million and $5 million respectively, related to the Company’s stock options. As of December 31, 2014 there was $9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20.    STOCK COMPENSATION (continued)

of 2.55 years. The total aggregate intrinsic value of options outstanding as of December 31, 2014, 2013, and 2012 was $16 million, $31 million and $28 million, respectively. The total aggregate intrinsic value of options exercisable as of December 31, 2014, 2013, and 2012 was $15 million, $27 million and $28 million, respectively. Cash received from option exercises was $8 million, $15 million and $12 million for the years ended December 31, 2014, 2013 and 2012, respectively. Tax benefits realized from tax deductions associated with option exercises totaled $2 million, $3 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The following table summarizes the Company’s stock option activity:

	Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Beginning Balance	2,748,720	$29.55	3,025,220	$27.78	3,293,545	$26.26
Granted	374,500	37.65	329,800	42.16	409,700	33.73
Exercised	(328,875)	25.23	(549,800)	26.88	(520,120)	22.65
Forfeited	(35,400)	38.09	(56,500)	34.58	(157,905)	28.48
Expired	(4,050)	34.50	—	—	—	—
Ending Balance	2,754,895	$31.04	2,748,720	$29.55	3,025,220	$27.78

The following table summarizes information about the Company’s options outstanding and exercisable:

Options Outstanding				Options Exercisable
		Weighted-Average		Number Exercisable at Dec. 31, 2014	Weighted-Average
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$13.89 - $42.16	2,754,895	4.99	$31.04	1,934,695	3.72	$28.18
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
During the years ended December 31, 2014, 2013 and 2012, the Company recognized expense of $17 million, $16 million and $15 million respectively, related to the Company’s restricted stock. As of December 31, 2014, there was $24 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.53 years. The total grant date fair value of shares vested during the years ended December 31, 2014, 2013 and 2012, was $15 million, $16 million and $12 million, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20.    STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had restricted stock issued as of December 31, 2014, 2013 and 2012 and changes during the twelve months ended December 31, 2014, 2013 and 2012 are presented below:

	Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Beginning Balance	1,735,824	$32.49	1,875,065	$27.14	1,941,742	$23.83
Granted	522,994	36.72	512,398	41.01	638,618	33.43
Vested	(459,359)	32.49	(573,920)	26.00	(544,528)	22.38
Forfeited	(71,718)	37.17	(77,719)	34.62	(160,767)	28.36
Ending Balance	1,727,741	$33.58	1,735,824	$32.49	1,875,065	$27.14
Performance Stock Awards and Performance Stock Units
The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its long-term incentive plan. Outstanding grants issued from 2013 forward will be fully settled in stock and outstanding grants issued in 2012 will be settled 50% in stock and 50% in cash. The amount of the stock and/or cash ultimately distributed is contingent on meeting various company or stockholder return goals.

Compensation expense for PSUs settled in stock is measured based on the grant date fair value and is recognized on a straight-line basis over the vesting period. Compensation expense for PSUs settled in cash is measured based on the fair value at the end of each quarter and is recognized on a straight-line basis over the vesting period. Vesting will be accelerated in the case of death or disability and awards earned will be paid at the end of the three-year period.
The Company granted PSUs in 2014, 2013 and 2012. The 2014, 2013, and 2012 grants vest after a three-year period based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the respective three-year period. The amount of PSUs earned will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.
For all PSUs, respectively, during the period ended December 31, 2014, 2013 and 2012, the Company recognized expense of $6 million, $7 million and $13 million. As of December 31, 2014, there was $10 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total grant date fair value of shares vested during the years ended December 31, 2014, 2013 and 2012, was $1 million, $9 million and $11 million, respectively.
2014 Grant
For the 2014 grant, the fair value of PSUs was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 36.00%, a risk free interest rate of 0.68% and an expected term of 2.9 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
2013 Grant
For the 2013 grant, the fair value of the PSUs was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 36.7%, a risk free interest rate of 0.4% and an expected term of 2.9 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20.    STOCK COMPENSATION (continued)

2012 Grant
For the 2012 grant, the portion of the PSUs settled in cash will be revalued every reporting period until the award is fully vested. As a result, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. For the period ended December 31, 2014, the Company estimated the fair value of the award based on the Company’s total stockholder return relative to the performance of the components of the S&P 500 Index for the respective three-year period.
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

	Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012
	Number of PSUs	Weighted- Average Grant Date Fair Value	Number of PSUs	Weighted- Average Grant Date Fair Value	Number of PSUs	Weighted- Average Grant Date Fair Value
Beginning Balance	410,500	$53.04	412,910	$49.14	508,616	$42.24
Granted	248,950	44.43	207,050	56.71	256,400	47.97
Vested	(199,450)	52.11	(167,610)	48.61	(260,580)	36.52
Forfeited/canceled	(43,750)	41.71	(41,850)	50.39	(91,526)	43.45
Ending Balance	416,250	$49.53	410,500	$53.04	412,910	$49.14
2013 Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six month period ending on May 31 and November 30 of each year. There were 2 million shares available for purchase under the ESPP as of its approval date. The Company recognized expense related to the ESPP of $2 million and $1 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company had $1 million of total unrecognized compensation costs related to the ESPP. For the years ended December 31, 2014 and 2013, our employees purchased 0.2 million shares at an average price of $34.10 and 0.1 million shares at an average price of $33.29, respectively. Under the outstanding ESPP as of February 9, 2015, employees have contributed $1 million to purchase shares for the current purchase period ending May 31, 2015.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.    ACCUMULATED OTHER COMPREHENSIVE INCOME
A summary of the balances within each classification of accumulated OCI (deficit) as of December 31, 2014 and 2013 (in millions):

	Cash Flow Hedge Activity	Defined Benefit Pension Plan Activity	OCI Valuation Allowance activity	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2012, net of tax	$(1)	$(279)	$(114)	$30	$(364)
Amounts classified into AOCI, net of tax	$1	$15	$(1)	$(28)	$(13)
Amounts reclassified from AOCI, net of tax		80	—	—	80
Change in AOCI, net of tax	1	95	(1)	(28)	67
Balance as of December 31, 2013, net of tax	$—	$(184)	$(115)	$2	$(297)
Amounts classified into AOCI, net of tax	$(5)	$(111)	$(7)	$(136)	(259)
Amounts reclassified from AOCI, net of tax	—	5	—	1	6
Change in AOCI, net of tax	(5)	(106)	(7)	(135)	(253)
Balance as of December 31, 2014, net of tax	$(5)	$(290)	$(122)	$(133)	$(550)
The following table presents the impact and respective location of AOCI reclassifications on the Consolidated Statements of Earnings (Loss), net of tax (in millions):

		Twelve Months Ended December 31,
	Location	2014	2013
Foreign Currency Translation Adjustment	Other (income) expenses, net	$1	$—
Defined benefit pension plan activity	Cost of sales	4	61
Defined benefit pension plan activity	Marketing and administrative expenses	1	19
Total reclassifications from AOCI		$6	$80
22.    WARRANTS
The Company issued 17.5 million Series A warrants (representing the right to purchase one share of the Company’s common stock for $43.00) and 7.8 million Series B warrants (representing the right to purchase one share of the Company’s common stock for $45.25) on October 31, 2006, all of which expired on October 31, 2013 and were no longer outstanding as of December 31, 2013.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23.    EARNINGS PER SHARE
The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 (in millions, except per share amounts):

	Twelve Months Ended December 31,
	2014	2013	2012
Net earnings (loss) attributable to Owens Corning	$226	$204	$(19)
Weighted-average number of shares outstanding used for basic earnings per share	117.5	118.2	119.4
Non-vested restricted and performance shares	0.4	0.4	—
Options to purchase common stock	0.4	0.5	—
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	118.3	119.1	119.4
Earnings (loss) per common share attributable to Owens Corning common stockholders:
Basic	$1.92	$1.73	$(0.16)
Diluted	$1.91	$1.71	$(0.16)
Basic earnings (loss) per share is calculated by dividing earnings (loss) attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.
On April 19, 2012, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2012 Repurchase Program”). The Repurchase Program authorizes the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. During the year ended December 31, 2014, 0.9 million shares were repurchased under the Repurchase Program. As of December 31, 2014, 7.7 million shares remain available for repurchase under the Repurchase Program.
For the year ended December 31, 2014, the number of shares used in the calculation of diluted earnings (loss) per share did not include 1.0 million options to purchase common stock, due to their anti-dilutive effect.
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
The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2014 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10	$10	$—	$—
Term deposits	2	2	—	—
Derivative assets	1	—	1	—
Total assets	$13	$12	$1	$—
Liabilities:
Derivative liabilities	$8	$—	$8	$—
Total liabilities	$8	$—	$8	$—
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

Cash equivalents, by their nature, utilize Level 1 inputs in determining fair value. The Company measures the value of its natural gas hedge contracts. foreign currency forward contracts, and interest rate swap contracts using Level 2 inputs. The fair value of the Company’s natural gas hedges is determined by a mark to market valuation based on forward curves using observable market prices and the fair value of its foreign currency forward contracts is determined using observable market transactions in over-the-counter markets. Also the fair value of the Company’s interest rate swap hedges is determined by a mark to market valuation based on forward interest rate curves using published rates.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
24.    FAIR VALUE MEASUREMENT (continued)

Items Disclosed at Fair Value

Contingent consideration

In connection with our third quarter 2014 acquisition discussed in Note 9, the Company recorded contingent consideration pertaining to amounts payable to the former owners related to a put/call option that is to be determined based on a multiple of 2016 EBITDA that contains a cap of $7 million and a floor of $4 million. The fair value of the put/call option was estimated to be $5 million and has been recorded in other liabilities on the Consolidated Balance Sheets. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant and has been based on significant inputs not observable in the market. The significant unobservable input used in the fair value measurement of our contingent consideration includes our internal forecast of business performance, which is a Level 3 input.

Assets held for sale

At December 31, 2014 the Company had nonfinancial assets, principally property, plant and equipment, with a net book value of $11 million which were accounted for at fair value on a nonrecurring basis. These assets were tested for impairment and the Company recognized losses of $3 million in the year ended December 31, 2014, primarily in connection with the final closing of our Alcala, Spain facility as announced in our 2012 Composites cost reduction actions. The Company has determined that the fair value measurements of these nonfinancial assets are level 3 in the fair value hierarchy. The valuation of property, plant and equipment uses assumptions the Company believes would be made by a market participant and has been based on significant inputs not observable in the market. The significant unobservable input used in the fair value measurement of property, plant and equipment includes recent market transactions for similar assets.
Long-term debt
The fair value of the Company’s long-term debt has been calculated based on quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities.
As of December 31, 2014, the Company’s 6.50% senior notes due 2016 were trading at approximately 109% of par value, the 7.00% senior notes due 2036 were trading at approximately 124% of par value, the 9.00% senior notes due 2019 were trading at approximately 119% of par value , the 4.20% senior notes due 2022 were trading at approximately 101% of par value, and the 4.20% senior notes due 2024 were trading at approximately 99% of par value. The Company determined that the book value of the remaining long-term debt instruments approximates market value. This approach, using level 1 inputs and utilizing indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $153 million.
As of December 31, 2013, the Company’s 6.50% senior notes due 2016 were trading at approximately 112% of par value, the 7.00% senior notes due 2036 were trading at approximately 109% of par value, the 9.00% senior notes due 2019 were trading at approximately 127% of par value and the 4.20% senior notes due 2022 were trading at approximately 102% of par value. Using level 1 inputs and utilizing indicative market rates for a new debt issuance, approximated the fair value of the remaining long-term debt at $268 million.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25.    INCOME TAXES

	Twelve Months Ended December 31,
	2014	2013	2012
Earnings before taxes:
United States	$106	$196	$31
Foreign	126	77	(71)
Total	$232	$273	$(40)

Income tax expense (benefit):
Current
United States	$(2)	$(2)	$1
State and local	—	(2)	(2)
Foreign	22	30	20
Total current	20	26	19
Deferred
United States	(6)	56	(22)
State and local	8	2	2
Foreign	(17)	(16)	(27)
Total deferred	(15)	42	(47)
Total income tax expense (benefit)	$5	$68	$(28)
The reconciliation between the United States federal statutory rate and the Company’s effective income tax rate from continuing operations is:

	Twelve Months Ended December 31,
	2014	2013	2012
United States federal statutory rate	35%	35%	(35)%
State and local income taxes, net of federal tax benefit	1	2	(5)
Foreign tax rate differential	(15)	(11)	(60)
US tax expense/benefit on foreign earnings/loss	(5)	(2)	(62)
Valuation allowance	(1)	17	127
Loss on liquidation	—	(10)	—
Uncertain tax positions and settlements	(18)	(1)	(2)
Other, net	5	(5)	(33)
Effective tax rate	2%	25%	(70)%
As of December 31, 2014, the Company has not recorded a deferred tax liability of approximately $511 million for foreign withholding and United States federal income taxes on approximately $1.4 billion of accumulated undistributed earnings of its foreign subsidiaries and affiliates as they are considered by management to be permanently reinvested.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
25.    INCOME TAXES (continued)

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows (in millions):

	2014		2013
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Other employee benefits	$155	$—	$153	$—
Pension plans	159	—	115	—
Operating loss carryforwards	1,046	—	1,117	—
Depreciation	—	327	—	338
Amortization	—	366	—	370
State and local taxes	4	—	6	—
Other	113	—	135	—
Subtotal	1,477	693	1,526	708
Valuation allowances	(227)	—	(270)	—
Total deferred taxes	$1,250	$693	$1,256	$708
The Company had current deferred tax assets of $135 million and $138 million which are included in other current assets in the Consolidated Balance Sheets as of December 31, 2014 and 2013, respectively.
The following table summarizes the amount and expiration dates of our deferred tax assets related to operating loss and credit carryforwards at December 31, 2014 (in millions):

	Expiration Dates	Amounts
US federal loss carryforwards	2026 – 2032	$692
US state loss carryforwards (a)	2014 – 2032	82
Foreign loss and tax credit carryforwards	Indefinite	104
Foreign loss and tax credit carryforwards (a)	2014 – 2033	129
US alternative minimum tax credit	Indefinite	25
Other US federal and state tax credits	2028 – 2033	14
Total operating loss and tax credit carryforwards		$1,046

(a)	As of December 31, 2014, $14 million US state and $11 million foreign deferred tax assets related to loss carryforwards are set to expire over the next three years.
At December 31, 2014, the Company had federal, state and foreign net operating loss carryforwards of $2.2 billion, $2.4 billion and $0.9 billion, respectively. In order to fully utilize our operating loss and tax credit carryforwards, the Company will need to generate federal, state, and foreign earnings before taxes of approximately $2.4 billion, $2.6 billion, and $900 million, respectively. Certain of these loss carryforwards are subject to limitation as a result of the changes of control that resulted from the Company’s emergence from bankruptcy in 2006 and the acquisition of certain foreign entities in 2007. However, the Company believes that these limitations on its loss carryforwards will not result in a forfeiture of any of the carryforwards.

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured under enacted tax laws and regulations, as well as NOLs, tax credit and other carryforwards. A valuation allowance will be recorded to reduce deferred tax assets if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. To the extent the reversal of deferred tax liabilities is relied upon in our assessment of the realizability of deferred tax assets, they will reverse in the same period and jurisdiction as the temporary differences giving rise to the deferred

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
25.    INCOME TAXES (continued)

tax assets. As of December 31, 2014, the Company had federal, state, and foreign net deferred tax assets before valuation allowances of $481 million, $61 million, and $242 million, respectively.
The valuation allowance of $227 million as of December 31, 2014 is related to tax assets of $13 million and $214 million for certain state and foreign jurisdictions, respectively. Realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowance of certain foreign jurisdictions by a range of zero to $14 million. The valuation allowance of $270 million as of December 31, 2013 related to tax assets of $12 million and $258 million for certain state and foreign jurisdictions, respectively.
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2011 or state and foreign examinations for years before 2008. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $6 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Twelve Months Ended December 31,
	2014	2013	2012
Balance at beginning of period	$155	$161	$170
Tax positions related to the current year
Gross additions	2	2	12
Tax positions related to prior years
Gross additions	10	4	7
Gross reductions	(57)	(1)	(14)
Settlements	(1)	(3)	(13)
Lapses on statutes of limitations	(3)	(8)	(1)
Balance at end of period	$106	$155	$161
The Company classifies all interest and penalties as income tax expense. As of December 31, 2014, 2013 and 2012, the Company recognized $8 million, $6 million and $10 million respectively, in liabilities for tax related interest and penalties on its Consolidated Balance Sheets and $2 million, $(3) million and $(3) million, respectively, of interest and penalty expense on its Consolidated Statements of Earnings (Loss). If these unrecognized tax benefits were to be recognized as of December 31, 2014, the Company’s income tax expense would decrease by about $78 million.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

26.    QUARTERLY FINANCIAL INFORMATION (unaudited)
Select quarterly financial information is presented in the tables below for the quarterly periods of 2014 and 2013, respectively (in millions, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2014
Net sales	$1,278	$1,355	$1,382	$1,261
Cost of sales	1,044	1,107	1,131	1,018
Gross margin	234	248	251	243
Earnings before interest and taxes	108	73	107	104
Interest expense, net	27	31	28	28
Loss on extinguishment of debt	—	—	—	46
Income tax expense (benefit)	(39)	21	27	(4)
Net earnings attributable to Owens Corning	$120	$21	$52	$33

BASIC EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS	$1.02	$0.18	$0.44	$0.28

DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING STOCKHOLDERS	$1.01	$0.18	$0.44	$0.28

DIVIDEND PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING STOCKHOLDERS	$0.16	$0.16	$0.16	$0.16

	Quarter
	First	Second	Third	Fourth
2013
Net sales	$1,350	$1,347	$1,320	$1,278
Cost of sales	1,137	1,080	1,067	1,045
Gross margin	213	267	253	233
Earnings before interest and taxes	57	118	106	104
Interest expense, net	29	29	29	25
Income tax expense (benefit)	6	39	26	(3)
Net earnings attributable to Owens Corning	$22	$49	$51	$82

BASIC EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS	$0.19	$0.41	$0.43	$0.70

DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING STOCKHOLDERS	$0.18	$0.41	$0.43	$0.69

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
The Company discovered that interest payments on Parent loans were inappropriately classified as cash inflows rather than cash outflows in the Parent’s 2013 Condensed Consolidating Statement of Cash Flows. The misclassification impacted previously reported Parent and Guarantor Subsidiaries’ net cash flow from operations and net cash flow from financing activities by $242 million. The effect of correcting these classification errors was not material to the 2013 consolidating financial information, and the related amounts presented for 2013 have been revised.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,646	$2,005	$(375)	$5,276
COST OF SALES	(12)	3,022	1,665	(375)	4,300
Gross margin	12	624	340	—	976
OPERATING EXPENSES
Marketing and administrative expenses	112	247	128	—	487
Science and technology expenses	—	58	18	—	76
Charges related to cost reduction actions	1	5	31	—	37
Other expenses (income), net	(38)	17	5	—	(16)
Total operating expenses	75	327	182	—	584
EARNINGS BEFORE INTEREST AND TAXES	(63)	297	158	—	392
Interest expense, net	106	3	5	—	114
Loss on extinguishment of debt	46	—	—	—	46
EARNINGS (LOSS) BEFORE TAXES	(215)	294	153	—	232
Less: Income tax expense (benefit)	(81)	85	1	—	5
EARNINGS (LOSS) BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES AND AFFILIATES	(134)	209	152	—	227
Equity in net earnings of subsidiaries	360	151	—	(511)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS (LOSS)	226	360	153	(511)	228
Less: Net earnings attributable to noncontrolling interests	—	—	2	—	2
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$226	$360	$151	$(511)	$226

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS (LOSS)	$226	$360	$153	$(511)	$228
Currency translation adjustment	(134)	—	—	—	(134)
Pension and other postretirement adjustment (net of tax)	(113)	—	—	—	(113)
Deferred income (loss) on hedging (net of tax)	(6)	—	—	—	(6)
COMPREHENSIVE EARNINGS (LOSS)	(27)	360	153	(511)	(25)
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	2	—	2
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(27)	$360	$151	$(511)	$(27)

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$1	$66	$—	$67
Receivables, net	—	—	674	—	674
Due from affiliates	—	2,858	—	(2,858)	—
Inventories	—	527	290	—	817
Assets held for sale – current	—	—	16	—	16
Other current assets	7	132	94	—	233
Total current assets	7	3,518	1,140	(2,858)	1,807
Investment in subsidiaries	7,504	2,590	558	(10,652)	—
Due from affiliates	—	—	881	(881)	—
Property, plant and equipment, net	359	1,397	1,143	—	2,899
Goodwill	—	1,127	41	—	1,168
Intangible assets	—	989	238	(210)	1,017
Deferred income taxes	35	380	29	—	444
Other non-current assets	30	62	128	—	220
TOTAL ASSETS	$7,935	$10,063	$4,158	$(14,601)	$7,555
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$47	$667	$235	$—	$949
Due to affiliates	1,913	—	945	(2,858)	—
Short-term debt	—	25	6	—	31
Long-term debt – current portion	—	1	2	—	3
Total current liabilities	1,960	693	1,188	(2,858)	983
Long-term debt, net of current portion	1,851	15	125	—	1,991
Due to affiliates	—	881	—	(881)	—
Pension plan liability	310	—	137	—	447
Other employee benefits liability	—	237	15	—	252
Deferred income taxes	—	—	22	—	22
Other liabilities	122	175	43	(210)	130
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,954	6,483	1,927	(8,410)	3,954
Accumulated earnings	805	1,579	663	(2,242)	805
Accumulated other comprehensive deficit	(550)	—	—	—	(550)
Cost of common stock in treasury	(518)	—	—	—	(518)
Total Owens Corning stockholders’ equity	3,692	8,062	2,590	(10,652)	3,692
Noncontrolling interests	—	—	38	—	38
Total equity	3,692	8,062	2,628	(10,652)	3,730
TOTAL LIABILITIES AND EQUITY	$7,935	$10,063	$4,158	$(14,601)	$7,555

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(110)	$470	$81	$—	$441
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(13)	(219)	(131)	—	(363)
Derivative settlements	—	—	5	—	5
Proceeds from the sale of assets or affiliates	44	—	21	—	65
Investment in subsidiaries and affiliates, net	—	(5)	(7)	—	(12)
Purchases of alloy	—	—	(28)	—	(28)
Proceeds from the sale of alloy	4	—	43	—	47
Net cash flow used for investing activities	35	(224)	(97)	—	(286)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,226	—	50	—	1,276
Payments on senior revolving credit and receivables securitization facilities	(1,238)	—	(106)	—	(1,344)
Proceeds from long-term debt	390	—	—	—	390
Payments on long-term debt	(400)	—	(2)	—	(402)
Dividends paid	(56)	—	—	—	(56)
Net increase (decrease) in short-term debt	—	25	5	—	30
Purchases of treasury stock	(44)	—	—	—	(44)
Other	8	—	—	—	8
Other intercompany loans	189	(273)	84	—	—
Net cash flow used for financing activities	75	(248)	31	—	(142)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Net increase in cash and cash equivalents	—	(2)	12	—	10
Cash and cash equivalents at beginning of period	—	3	54	—	57
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1	$66	$—	$67

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(116)	$298	$225	$—	$407
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(10)	(143)	(182)	—	(335)
Investment in subsidiaries and affiliates, net	—	(51)	(11)	—	(62)
Proceeds from Hurricane Sandy insurance claims	—	58	—	—	58
Deposit related to sale of Hangzhou, China plant	—	—	34	—	34
Purchases of alloy	—	—	(18)	—	(18)
Proceeds from sale of alloy	16	—	—	—	16
Net cash flow used for investing activities	6	(136)	(177)	—	(307)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	940	—	123	—	1,063
Payments on senior revolving credit and receivables securitization facilities	(1,002)	—	(101)	—	(1,103)
Payments on long-term debt	—	—	(2)	—	(2)
Net increase (decrease) in short-term debt	—	—	(4)	—	(4)
Purchases of treasury stock	(63)	—	—	—	(63)
Other	13	—	—	—	13
Other intercompany loans	222	(162)	(60)	—	—
Net cash flow used for financing activities	110	(162)	(44)	—	(96)
Effect of exchange rate changes on cash	—	—	(2)	—	(2)
Net increase in cash and cash equivalents	—	—	2	—	2
Cash and cash equivalents at beginning of period	—	3	52	—	55
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3	$54	$—	$57

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
27.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2012
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(108)	$239	$199	$—	$330
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(14)	(174)	(116)	—	(304)
Proceeds from the sale of assets or affiliates	—	5	5	—	10
Proceeds from Hurricane Sandy insurance claims	—	20	—	—	20
Purchases of alloy	(21)	—	(7)	—	(28)
Proceeds from sale of alloy	42	—	7	—	49
Net cash flow used for investing activities	7	(149)	(111)	—	(253)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,564	—	313	—	1,877
Payments on senior revolving credit and receivables securitization facilities	(1,627)	—	(330)	—	(1,957)
Proceeds from long-term debt	599	—	—	—	599
Payments on long-term debt	(430)	—	(11)	—	(441)
Purchase of noncontrolling interest	—	(22)	—	—	(22)
Net increase (decrease) in short-term debt	(8)	—	(15)	—	(23)
Purchases of treasury stock	(113)	—	—	—	(113)
Other	4	—	—	—	4
Other intercompany loans	112	(65)	(47)	—	—
Net cash flow used for financing activities	101	(87)	(90)	—	(76)
Effect of exchange rate changes on cash	—	—	2	—	2
Net increase in cash and cash equivalents	—	3	—	—	3
Cash and cash equivalents at beginning of period	—	—	52	—	52
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3	$52	$—	$55

OWENS CORNING AND SUBSIDIARIES
INDEX TO CONDENSED FINANCIAL STATEMENT SCHEDULE

Number	Description	Page
II	Valuation and Qualifying Accounts and Reserves – for the years ended December 31, 2014, 2013 and 2012	112

OWENS CORNING AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED December 31, 2014, 2013 AND 2012
(in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Acquisitions and Divestitures	Balance at End of Period
FOR THE YEAR ENDED DECEMBER 31, 2014
Allowance for doubtful accounts	$14	$2	$—	$(6)	(a)	$—	$10
Tax valuation allowance	$270	$(15)	$(17)	$(11)			$227
FOR THE YEAR ENDED DECEMBER 31, 2013
Allowance for doubtful accounts	$17	$3	$—	$(6)	(a)	$—	$14
Tax valuation allowance	$228	$46	$—	$(4)		$—	$270
FOR THE YEAR ENDED DECEMBER 31, 2012
Allowance for doubtful accounts	$15	$3	$—	$(1)	(a)	$—	$17
Tax valuation allowance	$187	$51	$—	$(10)		$—	$228

(a)	Uncollectible accounts written off, net of recoveries.

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2014).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Owens Corning’s Quarterly Report on Form 10-Q (File 1-33100), for the quarter ended March 31, 2014).

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

4.9
First Supplemental Indenture, dated June 8, 2009, between Owens Corning, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 8, 2009).

4.10	Form of 9.000% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 8, 2009).

4.11	Form of 4.200% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed October 22, 2013).

4.12	Form of 4.200% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 12, 2014).

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

4.15
Fourth Supplemental Indenture, dated as of November 12, 2014, by and among Owens Corning, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100) filed November12, 2014.

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
Owens Corning agrees to furnish to the U.S. Securities and Exchange Commission, upon request, copies of all instruments defining the rights of holders of long-term debt of Owens Corning where the total amount of securities authorized under each issue does not exceed 10% of the total assets of Owens Corning and its subsidiaries on a consolidated basis.