Form 10-K/A
period 2014-12-31
Owens Corning
filed 2015-02-18
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("Original Form 10-K"), filed with the U.S. Securities and Exchange Commission on February 11, 2015 ("Original Filing Date"). The purpose of this Amendment No. 1 is to file the Consent of PricewaterhouseCoopers LLP which was inadvertently omitted from the Original Form 10-K.

As required by the rules of the SEC, this Amendment No. 1 sets forth an amended "Item 15. Exhibits and Financial Statement Schedules" in its entirety and includes the new certifications from the Company's chief executive officer and chief financial officer.

Except as described above, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
We have filed the following documents as part of this report:

1. Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm*
Consolidated Statements of Earnings*
Consolidated Statements of Comprehensive Earnings*
Consolidated Balance Sheets*
Consolidated Statements of Stockholders' Equity*
Consolidated Statements of Cash Flows*
Notes to Consolidated Financial Statements*

2. Financial Statement Schedules*

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3. Exhibits

See the Exhibit Index immediately following the signature page of this report.

*	Previously filed with our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 11, 2015, which is being amended hereby.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Date:	February 18, 2015	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibits incorporated by reference:

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

4.15
Fourth Supplemental Indenture, dated as of November 12, 2014, by and among Owens Corning, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100) filed November 12, 2014.

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

10.9
Key Management Severance Agreement with Charles E. Dana (incorporated by reference to Exhibit 10.18 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.10
Form of Key Management Severance Agreement for Executive Officers (incorporated by reference to Exhibit 10.10 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2013).*

10.11
Amended and restated Key Management Severance Agreement with Michael H. Thaman (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Annual Report on Form 10-K (File No. 1-3660) for the year ended December 31, 2005).*

10.13	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.14	Owens Corning Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2003).*

10.15
Owens Corning Executive Supplemental Benefit Plan, 2009 Restatement (incorporated by reference to Exhibit 10.28 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.16
Corporate Incentive Plan Terms Applicable to Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended March 31, 1999).*

10.17
Amended and Restated Corporate Incentive Plan Terms Applicable to Certain Executive Officers (incorporated by reference to Annex B to Owens Corning’s Proxy Statement (File No. 1-33100), filed March 16, 2011).*

10.18
Owens Corning Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.30 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.19
Corporate Incentive Plan Terms Applicable to Key Employees Other Than Certain Executive Officers (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 1999).*

10.20
Owens Corning Deferred Compensation Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.5 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2007).*

10.21
First Amendment to the Owens Corning Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.33 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.22
Owens Corning Amended and Restated Deferred Compensation Plan, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.22 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2013).*

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

10.26
Form of Owens Corning 2013 Stock Plan Deferred Stock Unit Award Agreement for Directors (incorporated by reference to Exhibit 10.26 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2013).*

10.27
Form of Owens Corning 2013 Long Term Incentive Program Award Agreement for Option Award (incorporated by reference to Exhibit 10.27 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2013).*

10.28
Form of Owens Corning 2013 Long Term Incentive Program Award Agreement for Performance Share Unit (incorporated by reference to Exhibit 10.28 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2013).*

10.29
Form of Owens Corning 2013 Long Term Incentive Program Award Agreement for Restricted Stock Unit (incorporated by reference to Exhibit 10.29 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2013).*

10.30
Form of Owens Corning 2013 Long Term Incentive Program Award Agreement for Restricted Stock (incorporated by reference to Exhibit 10.30 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2013).*

21.1	Subsidiaries of Owens Corning (incorporated by reference to Exhibit 21.1 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2014).

31.1
Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (incorporated by reference to Exhibit 31.1 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2014).

31.2
Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (incorporated by reference to Exhibit 31.2 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2014).

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2014).

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2014).

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

Exhibits filed herewith:

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Form 10-K.