Form 10-Q
period 2015-03-31
Owens Corning
filed 2015-04-22
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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
Yes ☐             No ☑
As of April 15, 2015, 117,995,865 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
NET SALES	$1,207	$1,278
COST OF SALES	998	1,044
Gross margin	209	234
OPERATING EXPENSES
Marketing and administrative expenses	129	132
Science and technology expenses	17	19
Charges related to cost reduction actions	—	12
Other expenses (income), net	5	(37)
Total operating expenses	151	126
EARNINGS BEFORE INTEREST AND TAXES	58	108
Interest expense, net	26	27
EARNINGS BEFORE TAXES	32	81
Less: Income tax expense (benefit)	13	(39)
NET EARNINGS	19	120
Less: Net earnings attributable to noncontrolling interests	1	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$18	$120
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.15	$1.02
Diluted	$0.15	$1.01
Dividend	$0.17	$0.16
WEIGHTED AVERAGE COMMON SHARES
Basic	117.8	117.8
Diluted	118.5	118.7
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)
(in millions)

	Three Months Ended March 31,
	2015	2014
NET EARNINGS	$19	$120
Currency translation adjustment (net of tax of $(5) and $0 three months ended March 31, 2015 and 2014, respectively)	(50)	(16)
Pension and other postretirement adjustment (net of tax of $(2) and $(1) three months ended March 31, 2015 and 2014, respectively)	8	3
Deferred gain on hedging (net of tax of $(1) and $0 for the three months ended March 31, 2015 and 2014, respectively)	1	—
COMPREHENSIVE EARNINGS (LOSS)	(22)	107
Less: Comprehensive earnings attributable to noncontrolling interests	1	—
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(23)	$107
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	March 31, 2015	December 31, 2014
CURRENT ASSETS
Cash and cash equivalents	$77	$67
Receivables, less allowances of $9 at March 31, 2015, and $10 at December 31, 2014	844	674
Inventories	825	817
Assets held for sale	14	16
Other current assets	235	233
Total current assets	1,995	1,807
Property, plant and equipment, net	2,851	2,899
Goodwill	1,168	1,168
Intangible assets	1,013	1,017
Deferred income taxes	434	444
Other non-current assets	235	220
TOTAL ASSETS	$7,696	$7,555

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$895	$949
Short-term debt	14	31
Long-term debt – current portion	3	3
Total current liabilities	912	983
Long-term debt, net of current portion	2,274	1,991
Pension plan liability	424	447
Other employee benefits liability	249	252
Deferred income taxes	22	22
Other liabilities	132	130
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,946	3,954
Accumulated earnings	803	805
Accumulated other comprehensive deficit	(591)	(550)
Cost of common stock in treasury (c)	(515)	(518)
Total Owens Corning stockholders’ equity	3,644	3,692
Noncontrolling interests	39	38
Total equity	3,683	3,730
TOTAL LIABILITIES AND EQUITY	$7,696	$7,555

(a)	10 shares authorized; none issued or outstanding at March 31, 2015, and December 31, 2014

(b)	400 shares authorized; 135.5 issued and 118.0 outstanding at March 31, 2015; 135.5 issued and 117.8 outstanding at December 31, 2014

(c)	17.5 shares at March 31, 2015, and 17.7 shares at December 31, 2014
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2015	2014
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings	$18	$120
Adjustments to reconcile net earnings to cash used for operating activities:
Depreciation and amortization	75	76
Gain on sale of fixed assets	—	(45)
Deferred income taxes	4	(45)
Provision for pension and other employee benefits liabilities	5	5
Stock-based compensation expense	8	8
Other non-cash	—	(1)
Change in working capital	(244)	(377)
Pension fund contribution	(14)	(14)
Payments for other employee benefits liabilities	(5)	(6)
Other	4	7
Net cash flow used for operating activities	(149)	(272)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment (including alloy)	(56)	(51)
Proceeds from the sale of assets (including alloy) or affiliates	—	(3)
Net cash flow used for investing activities	(56)	(54)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	529	484
Payments on senior revolving credit and receivables securitization facilities	(247)	(149)
Net increase (decrease) in short-term debt	(17)	24
Cash dividends paid	(39)	—
Purchases of treasury stock	(19)	(29)
Other	7	5
Net cash flow provided by financing activities	214	335
Effect of exchange rate changes on cash	1	(1)
Net increase in cash and cash equivalents	10	8
Cash and cash equivalents at beginning of period	67	57
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77	$65

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2014, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (U.S.). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s 2014 annual report on Form 10-K. Certain reclassifications have been made to the periods presented for 2014 to conform to the classifications used in the periods presented for 2015.

2.	SEGMENT INFORMATION
In the fourth quarter of 2014, Owens Corning announced organizational changes to streamline the Company's management structure and reduce costs. As a result of this action, the Building Materials Group organizational structure was eliminated. The Company's management structure now has three reportable segments: Composites, Insulation and Roofing. As a result, the 2014 segment information in this Note has been presented to reflect the new structure. Accounting policies for the segments are the same as those for the Company. The Company’s reportable segments are defined as follows:
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

 NET SALES
The following table summarizes our net sales by segment and geographic region (in millions). Corporate eliminations (shown below) largely reflect intercompany sales from Composites to Roofing. External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Three Months Ended March 31,
	2015	2014
Reportable Segments
Composites	$478	$477
Insulation	379	355
Roofing	393	497
Total reportable segments	1,250	1,329
Corporate eliminations	(43)	(51)
NET SALES	$1,207	$1,278

External Customer Sales by Geographic Region
United States	$816	$889
Europe	129	149
Asia Pacific	140	137
Other	122	103
NET SALES	$1,207	$1,278

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.	SEGMENT INFORMATION (continued)

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended March 31,
	2015	2014
Reportable Segments
Composites	$60	$27
Insulation	7	1
Roofing	20	80
Total reportable segments	87	108
Charges related to cost reduction actions	—	(12)
Other items related to cost reduction actions	(2)	—
Gain on sale of Hangzhou, China facility	—	45
Net loss related to Hurricane Sandy	—	(2)
General corporate expense and other	(27)	(31)
EBIT	$58	$108

3.	INVENTORIES
Inventories consist of the following (in millions):

	March 31, 2015	December 31, 2014
Finished goods	$580	$568
Materials and supplies	245	249
Total inventories	$825	$817

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2015, and December 31, 2014, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	March 31, 2015	December 31, 2014
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross currency swaps	Other current assets	$3	$—
Cross currency swaps	Other non current assets	$9	$—
Amount of gain recognized in OCI (effective portion)	OCI	$12	$—
Fair value hedges:
Interest rate swaps	Other non current assets	$5	$—
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas and electricity, and foreign exchange contracts	Accounts payable and accrued liabilities	$6	$9
Amount of loss recognized in OCI (effective portion)	OCI	$7	$8
Fair value hedges:
Interest rate swaps	Other Liabilities	$—	$(3)
Derivative assets not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$1	$2

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended March 31,
	Location	2015	2014
Derivative activity designated as hedging instruments:
Natural gas and electricity:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$3	$(1)
Derivative activity not designated as hedging instruments:
Foreign currency exchange contract:
Amount of loss recognized in earnings (a)	Other expenses (income), net	$1	$(1)

(a)
Losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated balance sheet exposures, which were also recorded in other expenses (income), net.

Cash Flow Hedges
The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to natural gas and electricity prices. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in Cost of Sales on the Consolidated Statements of Earnings for commodity hedges, when the hedged item impacts earnings. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in Other within operating activities on the Consolidated Statements of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in Other expenses (income), net on the Consolidated Statements of Earnings.
The Company currently has natural gas derivatives designated as hedging instruments that mature within 15 months. The Company’s policy for natural gas exposures is to hedge up to 75% of its total forecasted exposures for the next two months, up to 60% of its total forecasted exposures for the following four months, and lesser amounts for the remaining periods. The Company's policy for electricity exposures is to hedge up to 75% of its total forecasted exposures for the current calendar year and up to 65% of its total forecasted exposures for the first calendar year forward. Based on market conditions, approved variation from the standard policy may occur. The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contract and the underlying item being hedged.
As of March 31, 2015, $7 million of losses included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that are expected to impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.

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
Net Investment Hedges
During the first quarter of 2015, the Company entered into cross currency forward contracts to hedge a portion of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in Currency translation adjustment, a component of Accumulated OCI, to offset the changes in the values of the net investments being hedged. Any portion of net investment hedges that is determined to be ineffective is recorded in Other expenses (income), net on the Consolidated Statements of Earnings.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in Other expenses (income), net on the Consolidated Statements of Earnings.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

March 31, 2015	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$172	$(75)	$97
Technology	20	193	(85)	108
Franchise and other agreements	11	41	(19)	22
Indefinite-lived intangible assets:
Trademarks		786	—	786
Total intangible assets		$1,192	$(179)	$1,013
Goodwill		$1,168

December 31, 2014	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$172	$(72)	$100
Technology	20	193	(83)	110
Franchise and other agreements	12	39	(18)	21
Indefinite-lived intangible assets:
Trademarks		786	—	786
Total intangible assets		$1,190	$(173)	$1,017
Goodwill		$1,168

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The changes in the gross carrying amount of amortizable intangible assets by asset group are as follows (in millions):

	Customer relationships	Technology	Franchise and other agreements	Trademarks	Total
Balance at December 31, 2014	$172	$193	$39	$786	$1,190
Additional Franchises and Agreements	—	—	2	—	2
Balance at March 31, 2015	$172	$193	$41	$786	$1,192

Other Intangible Assets
The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $22 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.
Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first quarter of 2015.

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	March 31, 2015	December 31, 2014
Land	$191	$196
Buildings and leasehold improvements	785	789
Machinery and equipment	3,389	3,405
Construction in progress	238	233
	4,603	4,623
Accumulated depreciation	(1,752)	(1,724)
Property, plant and equipment, net	$2,851	$2,899
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 16% and 15% of total machinery and equipment as of March 31, 2015, and December 31, 2014, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.	DIVESTITURES

On September 13, 2013, the Company signed an agreement to sell its Composites glass reinforcements facility in Hangzhou, People's Republic of China, for total consideration of approximately $70 million to the Hangzhou Municipal Land Reservation Center and the Development and Construction Management Office of Taoyuan New Zone of Gongshu District in Hangzhou(“Hangzhou Government”), both of which are unrelated third party government entities. In the first quarter of 2014, the Company returned the land to the Hangzhou Government and recorded a net gain of $45 million, which was recorded in Other expenses(income), net on the Consolidated Statements of Earnings (Loss). The balance of the consideration, approximately $14 million, has been recorded in Other current assets on the Consolidated Balance Sheets. Final payment is due upon the Hangzhou government’s completion of demolition activities, currently forecast for the second half of 2015.

8.    ASSETS HELD FOR SALE
Assets held for sale consists of Property, plant and equipment related to two closed facilities in Alcala, Spain and Vado, Italy.

9.	WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Three Months Ended March 31, 2015
Beginning balance	$40
Amounts accrued for current year	5
Settlements of warranty claims	(3)
Ending balance	$42

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	COST REDUCTION ACTIONS

2014 Cost Reduction Actions

In the fourth quarter of 2014, the Company announced organizational changes to streamline its management structure and reduce costs. As part of this action, the Building Materials Group organizational structure was eliminated. In conjunction with this action, the Company recognized $9 million in severance charges for the year ended December 31, 2014. There were no additional costs incurred in the first quarter of 2015.

The Company took actions in the third quarter of 2014 to reduce costs in its Composites segment. These actions related to our decision to not rebuild two sub-scale high cost furnaces that will result in closing a facility in Japan and optimizing a facility in Canada. As a result of these actions, the Company recognized $16 million in severance charges, $3 million in contract termination charges, and $1 million net gain in other related charges for the year ended December 31, 2014. During the first quarter of 2015, the Company recognized $2 million in charges for items related to cost reduction actions.
In addition, in the first quarter of 2014, the Company took actions in our Composites segment related to global workforce reductions and the termination of a contract with a utility services provider. In conjunction with these actions, the Company recorded in the first quarter of 2014 $14 million in charges related to cost reduction actions, of which $11 million is related to severance and $3 million is related to contract termination charges. During the fourth quarter of 2014, the charges related to contract termination were recovered through a settlement. There were no additional costs incurred in the first quarter of 2015.
The following table summarizes the status of the unpaid liabilities from the Company’s 2014 cost reduction actions (in millions):

	Balance at December 31, 2014	Costs Incurred	Payments	Foreign Currency Translation	Balance at March 31, 2015	Cumulative Charges Incurred
Severance	$31	$—	$3	$(1)	$27	$36
Contract Termination	3	—	—	—	3	3
Total	$34	$—	$3	$(1)	$30	$39

The Company expects the unpaid balance of these severance and contract termination charges to be paid over the next year.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	DEBT
Details of the Company’s outstanding long-term debt are as follows (in millions):

	March 31, 2015	December 31, 2014
6.50% senior notes, net of discount, due 2016	$158	$158
9.00% senior notes, net of discount, due 2019	143	143
4.20% senior notes, net of discount, due 2022	600	600
4.20% senior notes, net of discount, due 2024	393	392
7.00% senior notes, net of discount, due 2036	540	540
Accounts receivable securitization facility, maturing in 2018	237	106
Senior revolving credit facility, maturing in 2018	151	—
Various capital leases, due through and beyond 2050	46	47
Fair value adjustment to debt	9	8
Total long-term debt	2,277	1,994
Less – current portion	3	3
Long-term debt, net of current portion	$2,274	$1,991
Senior Notes
The Company issued $400 million of 2024 senior notes on November 12, 2014 at 4.20%. The Company paid $4 million in loan costs in connection with the 2024 notes. These costs were deferred and are being amortized over the term of the 2024 notes. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2015. The proceeds from these notes were used to repay $242 million of our 2016 senior notes, $105 million of our 2019 senior notes and to pay down our Senior Revolving Credit Facility.
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2015.
In the fourth quarter of 2011, the Company terminated the interest rate swaps designated to hedge a portion of the 6.5% senior notes due 2016. The swaps were carried at fair value and recorded as other assets or liabilities, with a fair value adjustment to

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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of March 31, 2015.
As of March 31, 2015, the Company utilized its senior revolving credit facility for $151 million of borrowings and $9 million of outstanding letters of credit, and has $640 million available on this facility.
Receivables Securitization Facility
Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivables Purchase Agreement (the “RPA”) that are accounted for as secured borrowings in accordance with ASC 860, Accounting for Transfers and Servicing. Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility was amended in November of 2013 to extend its maturity to July 2016 and to reduce the size of the facility to $200 million during the months of November, December, and January. The securitization facility was amended in January of 2015 to extend its maturity to January 2018 and remove the seasonal reduction of the facility restoring the full $250 million of facility capacity during the months of November, December, and January. As of March 31, 2015, the Company fully utilized its receivables securitization facility for $237 million in borrowings and $13 million of outstanding letters of credit.
The RPA contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of March 31, 2015.
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
Short-Term Debt
At March 31, 2015 and December 31, 2014, short-term borrowings were $14 million and $31 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 4.3% for March 31, 2015 and 7.2% for December 31, 2014.

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
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$1	$3	$2	$1	$3
Interest cost	11	5	16	12	6	18
Expected return on plan assets	(15)	(6)	(21)	(14)	(7)	(21)
Amortization of actuarial loss	4	1	5	2	1	3
Net periodic pension cost	$2	$1	$3	$2	$1	$3

The Company expects to contribute approximately $48 million in cash to the United States Pension Plans and another $14 million to non-United States plans during 2015. The Company made cash contributions of approximately $14 million to the plans during the three months ended March 31, 2015.

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
The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended March 31,
	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$1	$1
Interest cost	2	3
Amortization of prior service cost	(1)	(1)
Amortization of actuarial gain	—	(1)
Net periodic benefit cost	$2	$2

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.    CONTINGENT LIABILITIES AND OTHER MATTERS
The Company is involved in various legal proceedings relating to employment, product liability and other matters (collectively, “Proceedings”). The Company regularly reviews the status of such Proceedings with legal counsel. Liabilities for such Proceedings are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the amount of any reasonably possible losses in excess of any amounts accrued, if any, with respect to such Proceedings or any other known claims, including the matters described below under the caption Environmental Matters (the “Environmental Matters”) will not be material to the Company’s financial statements. Management believes that the ultimate disposition of the Proceedings and the Environmental Matters will not have a material adverse effect on the Company’s operations or financial condition taken as a whole.
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

Environmental Matters

The Company has been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. The Company has also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against it as a PRP for contribution under such federal, state, or local laws. At March 31, 2015, the Company had environmental remediation liabilities as a PRP at 21 sites where it has a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. To the extent that the required remediation procedures or timing of those procedures change, additional contamination is identified, or the financial condition of other PRPs is adversely affected, the estimate of our environmental liabilities may change. For these sites the Company estimates a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At March 31, 2015, our reserve for such liabilities was $3 million. Changes in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in increases to our environmental obligations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.     STOCK COMPENSATION
Stock Plans
On April 18, 2013, the Company’s stockholders approved the Owens Corning 2013 Stock Plan (the “2013 Stock Plan”) which replaced the 2010 Stock Plan. The 2013 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2013 Stock Plan, 1.5 million shares of common stock may be granted in addition to the shares of Company common stock that rolled over from the 2010 Stock Plan. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. There will be no future grants made under the 2010 Stock Plan. At March 31, 2015, the number of shares remaining available under the 2013 Stock Plan for all stock awards was 1.8 million.
Stock Options
The Company did not grant any stock options during the quarter ended March 31, 2015. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years.
During the three months ended March 31, 2015 and 2014, the Company recognized expense of $1 million related to the Company’s stock options, respectively. As of March 31, 2015, there was $7 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.39 years. The total aggregate intrinsic value of options outstanding as of March 31, 2015 and 2014 was $31 million and $36 million, respectively.
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	2,754,895	$31.04
Exercised	(236,875)	29.34
Forfeited	(19,500)	37.84
Ending Balance	2,498,520	$31.15
The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at March 31, 2015	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$13.89-$42.16	2,498,520	4.71	$31.15	2,011,245	4.01	$29.40

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	STOCK COMPENSATION (continued)

Restricted Stock Awards and Restricted Stock Units
The Company has granted restricted stock awards and restricted stock units (collectively referred to as “restricted stock”) as a part of its long-term incentive plan. Compensation expense for restricted stock is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the four-year vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2019.
During the three months ended March 31, 2015 and 2014 the Company recognized expense of $4 million, respectively, related to the Company’s restricted stock. As of March 31, 2015, there was $39 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 3.11 years. The total fair value of shares vested during the three months ended March 31, 2015 and 2014 was $15 million and $13 million, respectively.
A summary of the status of the Company’s plans that had restricted stock issued as of March 31, 2015, and changes during the three months ended March 31, 2015, are presented below:

	Three Months Ended March 31, 2015
	Number of Shares	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,727,741	$33.58
Granted	552,753	39.37
Vested	(419,147)	35.83
Forfeited	(30,772)	37.49
Ending Balance	1,830,575	$34.89
Performance Stock Awards and Performance Stock Units
The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its long-term incentive plan. All outstanding performance grants will fully settle in stock. The amount of stock ultimately distributed from the 2015 grants is contingent on meeting internal company-based metrics or an external-based stock performance metric. The amount of stock ultimately distributed from 2014 and prior grants is contingent on meeting an external based stock performance metric.
In the first three months of 2015, the Company granted both internal company-based and external-based metric PSUs.
Internal based metrics
The internal company-based metrics vests after a three-year period and are based on return on invested capital over a three-year period. The amount of stock distributed will vary from 0% to 300% of PSUs awarded depending on performance versus the company-based performance metrics.
The initial fair value for all internal company-based metric PSUs assumes that the performance goals will be achieved and is based on the grant date stock price. This assumption is monitored quarterly and if it becomes probable that such goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized.
External based metrics
The external-based metric vests after a three-year period. Outstanding grants issued in 2015 forward will be based on the Company's total stockholder return relative to the performance of the S&P Building & Construction Industry Index and outstanding grants issued prior to 2015 are based on the Company's total stockholder return relative to the performance of the companies in the S&P 500 Index. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	STOCK COMPENSATION (continued)

The Company estimated the fair value of the external-based metric performance stock grants using a Monte Carlo simulation that uses various assumptions that include expected volatility of 29.2%, and a risk free interest rate of 1.1% both of which were based on an expected term of 2.90 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of grant. The expected term represents the period from the grant date to the end of the three-year performance period. Compensation expense for external based metric PSUs is measured based on the grant date fair value and is recognized on a straight-line basis over the vesting period. Vesting will be accelerated in the case of death or disability, and awards earned will be paid at the end of the three-year period.
During the three months ended March 31, 2015, and 2014 the Company recognized expense of $2 million related to the Company’s PSUs, respectively. As of March 31, 2015, there was $16 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.20 years.
A summary of the status of the Company’s plans that had PSUs issued as of March 31, 2015, and changes during the three months ended March 31, 2015, is presented below:

	Three Months Ended March 31, 2015
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	416,250	$49.53
Granted	251,600	44.98
Forfeited	(15,850)	50.16
Ending Balance	652,000	$47.76
Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. There are 2 million shares available for purchase under the ESPP as of its approval date. During the three months ended March 31, 2015 and 2014, the Company had expense of $0.5 million and $0.4 million. respectively. As of March 31, 2015, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.     EARNINGS PER SHARE
The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net earnings attributable to Owens Corning	$18	$120
Weighted-average number of shares outstanding used for basic earnings per share	117.8	117.8
Non-vested restricted and performance shares	0.3	0.4
Options to purchase common stock	0.4	0.5
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	118.5	118.7
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$0.15	$1.02
Diluted	$0.15	$1.01

Basic earnings per share is calculated by dividing earnings attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.
In 2012, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program authorizes the Company to repurchase shares through the open market, in privately negotiated or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 0.3 million shares of its common stock for $13 million during the three months ended March 31, 2015 under the Repurchase Program. As of March 31, 2015, 7.4 million shares remain available for repurchase under the Repurchase Program.
For the three months ended March 31, 2015, the number of shares used in the calculation of diluted earnings per share did not include 0.1 million non-vested Restricted and Performance shares and 0.6 million of options to purchase common stock, due to their anti-dilutive effect.
For the three months ended March 31, 2014, the number of shares used in the calculation of diluted earnings per share did not include 0.5 million non-vested Restricted and Performance shares and 0.7 million of options to purchase common stock, due to their anti-dilutive effect.

16.     FAIR VALUE MEASUREMENT

The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
Items Measured at Fair Value

The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximate fair value because of the short-term maturity of the instruments.

Derivatives

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

Contingent consideration

In connection with our third quarter 2014 acquisition, we recorded contingent consideration pertaining to amounts payable to the former owners related to a put/call option that is to be determined based on a multiple of 2016 EBITDA that contains a cap of $7 million and a floor of $4 million. The valuation of contingent consideration uses assumptions we believe would be made by a market participant and has been based on a significant input not observable in the market. The significant unobservable input used in the fair value measurement of our contingent consideration includes our internal forecast of business performance, which is a Level 3 input. The fair value of the put/call as of March 31, 2015 is $6 million and has been recorded in Other liabilities on the Consolidated Balance Sheet. The change in fair value of $1 million for the three months ended March 31, 2015 was recognized in Interest expense, net on the Consolidated Statement of Earnings.

The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall as of March 31, 2015 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets	$18	$—	$18	$—
Liabilities:
Derivative liabilities	$7	$—	$7	$—
Contingent consideration	6	—	—	6
Total liabilities	$13	$—	$7	$6
The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall as of December 31, 2014 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets	$1	$—	$1	$—
Liabilities:
Derivative liabilities	$8	$—	$8	$—
Contingent consideration	5	—	—	5
Total liabilities	$13	$—	$8	$5

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.     FAIR VALUE MEASUREMENT (continued)

Items Disclosed at Fair Value
Long-term debt
The following table shows the fair value of the Company’s long-term debt as calculated based on quoted market prices for the same or similar issues (Level 2 input), or on the current rates offered to the Company for debt of the same remaining maturities:

	March 31, 2015	December 31, 2014
6.50% senior notes, net of discount, due 2016	108%	109%
9.00% senior notes, net of discount, due 2019	121%	119%
4.20% senior notes, net of discount, due 2022	105%	101%
4.20% senior notes, net of discount, due 2024	103%	99%
7.00% senior notes, net of discount, due 2036	124%	124%
The Company determined that the book value of the remaining long-term debt instruments approximates market value.

17.     INCOME TAXES

Income tax expense (benefit) for the three months ended March 31, 2015 was $13 million, for an effective tax rate of 41%. The difference between the effective tax rate and the U.S. federal statutory rate tax of 35% is primarily attributable to the tax accounting treatment of various locations which are currently in a loss position and other discrete adjustments in the first quarter 2015.
Income tax expense (benefit) for the three months ended March 31, 2014, was ($39) million for an effective tax rate benefit of (48)%. The difference between the effective tax rate benefit and the U.S. federal statutory tax rate of 35% is primarily attributable to the resolution of an uncertain tax position upon receiving final notification from the IRS that it had completed its audit examination for the taxable years 2008 through 2010 and the reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets which cumulatively totaled $78 million. The remaining differences relate to other discrete adjustments in the quarter and the accounting treatment of various locations which were in a loss position in the first quarter 2014.

18.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT
The following table summarizes the changes in accumulated other comprehensive income (deficit) (“AOCI”) for the three months ended March 31, 2015 (in millions):

	Cash Flow Hedge Activity	Defined Benefit Pension Plan Activity	OCI Valuation Allowance Activity	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2014, net of tax	$(5)	$(290)	$(122)	$(133)	$(550)
Amounts classified into AOCI, net of tax (a)	1	2	2	(50)	(45)
Amounts reclassified from AOCI, net of tax	—	4	—	—	4
Change in AOCI, net of tax	1	6	2	(50)	(41)
Balance as of March 31, 2015, net of tax	$(4)	$(284)	$(120)	$(183)	$(591)

(a)	$8 million of the amounts classified into AOCI, net of tax from Foreign Currency Translation Adjustment was due to the company's net investment hedge, as discussed in Note 4.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT (continued)

The following table summarizes the changes in accumulated other comprehensive income (deficit) (“AOCI”) for the three months ended March 31, 2014 (in millions):

	Cash Flow Hedge Activity	Defined Benefit Pension Plan Activity	OCI Valuation Allowance Activity	Foreign Currency Translation Adjustment	Total
Balance as of December 31, 2013, net of tax	$—	$(184)	$(115)	$2	$(297)
Amounts classified into AOCI, net of tax	—	4	—	(16)	(12)
Amounts reclassified from AOCI, net of tax	—	(1)	—	—	(1)
Change in AOCI, net of tax	—	3	—	(16)	(13)
Balance as of March 31, 2014, net of tax	$—	$(181)	$(115)	$(14)	$(310)

The following table presents the impact and respective location of AOCI reclassifications on the Consolidated Statements of Earnings, net of tax (in millions):

	Three Months Ended March 31,
	2015	2014
Defined Benefit Pension Plan Activity:
Cost of sales	$4	$(1)
Total reclassifications from AOCI	$4	$(1)

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
In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Accordingly, the standard is effective for the Company on January 1, 2016.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

20.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$841	$461	$(95)	$1,207
COST OF SALES	—	721	372	(95)	998
Gross margin	—	120	89	—	209
OPERATING EXPENSES
Marketing and administrative expenses	32	68	29	—	129
Science and technology expenses	—	14	3	—	17
Charges related to cost reduction actions	—	—	—	—	—
Other expenses (income), net	(8)	6	7	—	5
Total operating expenses	24	88	39	—	151
EARNINGS BEFORE INTEREST AND TAXES	(24)	32	50	—	58
Interest expense, net	24	1	1	—	26
EARNINGS BEFORE TAXES	(48)	31	49	—	32
Less: Income tax expense (benefit)	(15)	9	19	—	13
Equity in net earnings of subsidiaries	51	29	—	(80)	—
NET EARNINGS	18	51	30	(80)	19
Less: Net earnings attributable to noncontrolling interests	—	—	1	—	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$18	$51	$29	$(80)	$18

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

20.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$911	$456	$(89)	$1,278
COST OF SALES	—	751	382	(89)	1,044
Gross margin	—	160	74	—	234
OPERATING EXPENSES
Marketing and administrative expenses	32	66	34	—	132
Science and technology expenses	—	15	4	—	19
Charges related to cost reduction actions	—	1	11	—	12
Other expenses (income), net	(10)	2	(29)	—	(37)
Total operating expenses	22	84	20	—	126
EARNINGS BEFORE INTEREST AND TAXES	(22)	76	54	—	108
Interest expense, net	26	1	—	—	27
EARNINGS BEFORE TAXES	(48)	75	54	—	81
Less: Income tax expense (benefit)	(18)	(13)	(8)	—	(39)
Equity in net earnings of subsidiaries	150	62	—	(212)	—
NET EARNINGS	120	150	62	(212)	120
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$120	$150	$62	$(212)	$120

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

20.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$18	$51	$30	$(80)	$19
Currency translation adjustment (net of tax)	(50)	—	—	—	(50)
Pension and other postretirement adjustment (net of tax)	8	—	—	—	8
Deferred gain on hedging (net of tax)	1	—	—	—	1
COMPREHENSIVE EARNINGS (LOSS)	(23)	51	30	(80)	(22)
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	1	—	1
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(23)	$51	$29	$(80)	$(23)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

20.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$120	$150	$62	$(212)	$120
Currency translation adjustment (net of tax)	(16)	—	—	—	(16)
Pension and other postretirement adjustment (net of tax)	3	—	—	—	3
Deferred gain on hedging (net of tax)	—	—	—	—	—
COMPREHENSIVE EARNINGS (LOSS)	107	150	62	(212)	107
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$107	$150	$62	$(212)	$107

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

20.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2015
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$4	$73	$—	$77
Receivables, less allowances	—	—	844	—	844
Due from affiliates	—	2,666	76	(2,742)	—
Inventories	—	540	285	—	825
Assets held for sale	—	—	14	—	14
Other current assets	8	138	89	—	235
Total current assets	8	3,348	1,381	(2,742)	1,995
Investment in subsidiaries	7,502	2,457	559	(10,518)	—
Due from affiliates	—	—	826	(826)	—
Property, plant and equipment, net	359	1,404	1,088	—	2,851
Goodwill	—	1,127	41	—	1,168
Intangible assets	—	985	231	(203)	1,013
Deferred income taxes	31	380	23	—	434
Other non-current assets	42	66	127	—	235
TOTAL ASSETS	$7,942	$9,767	$4,276	$(14,289)	$7,696
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$57	$454	$384	$—	$895
Due to affiliates	1,816	—	926	(2,742)	—
Short-term debt	—	—	14	—	14
Long-term debt – current portion	—	1	2	—	3
Total current liabilities	1,873	455	1,326	(2,742)	912
Long-term debt, net of current	2,004	15	255	—	2,274
Due to affiliates	—	826	—	(826)	—
Pension plan liability	302	—	122	—	424
Other employee benefits liability	—	235	14	—	249
Deferred income taxes	—	—	22	—	22
Other liabilities	119	175	41	(203)	132
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,946	6,433	1,763	(8,196)	3,946
Accumulated earnings	803	1,628	694	(2,322)	803
Accumulated other comprehensive deficit	(591)	—	—	—	(591)
Cost of common stock in treasury	(515)	—	—	—	(515)
Total Owens Corning stockholders’ equity	3,644	8,061	2,457	(10,518)	3,644
Noncontrolling interests	—	—	39	—	39
Total equity	3,644	8,061	2,496	(10,518)	3,683
TOTAL LIABILITIES AND EQUITY	$7,942	$9,767	$4,276	$(14,289)	$7,696

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

20.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$1	$66	$—	$67
Receivables, less allowances	—	—	674	—	674
Due from affiliates	—	2,858	—	(2,858)	—
Inventories	—	527	290	—	817
Assets held for sale	—	—	16	—	16
Other current assets	7	132	94	—	233
Total current assets	7	3,518	1,140	(2,858)	1,807
Investment in subsidiaries	7,504	2,590	558	(10,652)	—
Due from affiliates	—	—	881	(881)	—
Property, plant and equipment, net	359	1,397	1,143	—	2,899
Goodwill	—	1,127	41	—	1,168
Intangible assets	—	989	238	(210)	1,017
Deferred income taxes	35	380	29	—	444
Other non-current assets	30	62	128	—	220
TOTAL ASSETS	$7,935	$10,063	$4,158	$(14,601)	$7,555
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$47	$667	$235	$—	$949
Due to affiliates	1,913	—	945	(2,858)	—
Short-term debt	—	25	6	—	31
Long-term debt – current portion	—	1	2	—	3
Total current liabilities	1,960	693	1,188	(2,858)	983
Long-term debt, net of current portion	1,851	15	125	—	1,991
Due to affiliates	—	881	—	(881)	—
Pension plan liability	310	—	137	—	447
Other employee benefits liability	—	237	15	—	252
Deferred income taxes	—	—	22	—	22
Other liabilities	122	175	43	(210)	130
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,954	6,483	1,927	(8,410)	3,954
Accumulated earnings	805	1,579	663	(2,242)	805
Accumulated other comprehensive deficit	(550)	—	—	—	(550)
Cost of common stock in treasury	(518)	—	—	—	(518)
Total Owens Corning stockholders’ equity	3,692	8,062	2,590	(10,652)	3,692
Noncontrolling interests	—	—	38	—	38
Total equity	3,692	8,062	2,628	(10,652)	3,730
TOTAL LIABILITIES AND EQUITY	$7,935	$10,063	$4,158	$(14,601)	$7,555

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

20.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$—	$(157)	$8	$—	$(149)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment (including alloy)	(3)	(43)	(10)	—	(56)
Proceeds from the sale of assets (including alloy) or affiliates	—	—	—	—	—
Net cash flow used for investing activities	(3)	(43)	(10)	—	(56)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	398	—	131	—	529
Payments on senior revolving credit and receivables securitization facilities	(247)	—	—	—	(247)
Net increase (decrease) in short-term debt	—	(25)	8	—	(17)
Cash dividends paid	(39)	—	—	—	(39)
Purchases of treasury stock	(19)	—	—	—	(19)
Other intercompany loans	(97)	228	(131)	—	—
Other	7	—	—	—	7
Net cash flow provided by financing activities	3	203	8	—	214
Effect of exchange rate changes on cash	—	—	1	—	1
Net increase in cash and cash equivalents	—	3	7	—	10
Cash and cash equivalents at beginning of period	—	1	66	—	67
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$4	$73	$—	$77

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

20.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW USED FOR OPERATING ACTIVITIES	$—	$(222)	$(50)	$—	$(272)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment (including alloy)	(3)	(26)	(22)	—	(51)
Proceeds from the sale of assets (including alloy) or affiliates	—	—	(3)	—	(3)
Net cash flow used for investing activities	(3)	(26)	(25)	—	(54)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	433	—	51	—	484
Payments on senior revolving credit and receivables securitization facilities	(149)	—	—	—	(149)
Net increase (decrease) in short-term debt	—	1	23	—	24
Cash dividends paid	—	—	—	—	—
Purchase of treasury stock	(29)	—	—	—	(29)
Other intercompany loans	(257)	247	10	—	—
Other	5	—	—	—	5
Net cash flow provided by financing activities	3	248	84	—	335
Effect of exchange rate changes on cash	—	—	(1)	—	(1)
Net increase in cash and cash equivalents	—	—	8	—	8
Cash and cash equivalents at beginning of period	—	3	54	—	57
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3	$62	$—	$65

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
GENERAL
Owens Corning is a leading global producer of glass fiber reinforcements and other materials for composites and of residential and commercial building materials. In the fourth quarter of 2014, Owens Corning announced organizational changes to streamline the Company's management structure and reduce costs. As a result of this action, the Building Materials Group organizational structure was eliminated. The Company’s management structure and business operations now contain three reportable segments: Composites, Insulation and Roofing. Through these lines of business, we manufacture and sell products worldwide. We maintain leading market positions in many of our major product categories.
EXECUTIVE OVERVIEW
The Company reported $58 million in earnings before interest and taxes (“EBIT”) for the first quarter of 2015 compared to $108 million in the same period of 2014. The Company generated $60 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the first quarter of 2015 compared to $77 million in the same period of 2014. See below for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. Improved EBIT performance of $33 million in our Composites segment and $6 million in our Insulation segment were more than offset by the $60 million decrease in EBIT in our Roofing segment. Excluding restructuring actions and adjusting items, Corporate Adjusted EBIT losses decreased by $4 million.
In our Composites segment, EBIT in the first quarter of 2015 was $60 million compared to $27 million in the same period in 2014 driven primarily by higher selling prices and favorable mix. In our Insulation segment, EBIT in the first quarter of 2015 was $7 million compared to $1 million in the same period in 2014 driven primarily by higher selling prices. In our Roofing segment, EBIT in the first quarter of 2015 was $20 million compared to $80 million in the same period in 2014 driven primarily by lower sales volumes and lower selling prices.
The Company maintains a strong balance sheet with ample liquidity. We have access to an $800 million senior revolving credit facility with a November 2018 maturity date and a $250 million receivables securitization facility with a January 2018 maturity date. The Company has no significant debt maturities before the fourth quarter of 2016.
In the first quarter of 2015, the Company used $149 million in cash flow for operating activities compared to $272 million used in the same period in 2014. This decrease in cash used for operating activities was primarily due to working capital changes.
The Company repurchased 0.3 million shares of the Company's common stock for $13 million in the first quarter of 2015 under a previously announced repurchase program. As of March 31, 2015, 7.4 million shares remain available for repurchase under the authorization program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended March 31,
	2015	2014
Net sales	$1,207	$1,278
Gross margin	$209	$234
% of net sales	17%	18%
Charges related to cost reduction actions	$—	$12
Earnings before interest and taxes	$58	$108
Interest expense, net	$26	$27
Income tax expense (benefit)	$13	$(39)
Net earnings attributable to Owens Corning	$18	$120
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
First quarter net sales decreased $71 million compared to the same period in 2014. For the first quarter, the decrease in net sales was mainly due to lower sales volumes in our Roofing segment, partially offset by increased sales volumes in our Insulation segment.
GROSS MARGIN
In the first quarter of 2015, gross margin as a percentage of sales decreased one percentage point compared to the first quarter of 2014. The reduction was driven by lower sales volumes and lower selling prices in our Roofing business, partially offset by increased contribution margins in our Composites and Insulation businesses.

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

The following table presents the impact and respective location of charges related to cost reduction actions and related items on the Consolidated Statement of Earnings (in millions):

	Three Months Ended March 31,
Location	2015	2014
Cost of sales	$2	$—
Charges related to cost reduction actions	—	12
Total charges related to cost reduction actions and related items	$2	$12

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EARNINGS BEFORE INTEREST AND TAXES
EBIT decreased by $50 million for the first quarter of 2015 compared to the same period in 2014. First quarter EBIT in our Composites segment increased by $33 million. In our Insulation segment, first quarter EBIT increased by $6 million. In our Roofing segment, first quarter EBIT decreased by $60 million. Corporate EBIT losses for the first quarter increased by $29 million, due primarily to the gain on sale of our Hangzhou, China Composites glass reinforcements facility that was recognized in the first quarter of 2014.
INTEREST EXPENSE, NET
In the first quarter of 2015, interest expense was in line with the same period in 2014.

INCOME TAX EXPENSE
Income tax expense (benefit) for the three months ended March 31, 2015 was an expense of $13 million for an effective tax rate of 41%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% is primarily attributable to the tax accounting treatment of various locations which are currently in a loss position and other discrete adjustments in the first quarter of 2015.
Realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowance of certain foreign jurisdictions by a range of $2 million to $15 million.
Income tax expense (benefit) for the three months ended March 31, 2014, was a benefit of $39 million. The effective tax rate for the three months ended March 31, 2014 was (48) percent. The difference between the effective tax rate and the statutory rate of 35 percent is primarily attributable to the Company recording a tax benefit of $78 million relating to the resolution of an uncertain tax position and a valuation allowance recorded in prior years against certain European net deferred tax assets. The resolution of an uncertain tax position was the result of the Company receiving final notification from the IRS in the first quarter that it had completed its audit examination for the taxable years 2008 through 2010. The valuation allowance was reversed during the first quarter based on the weight of the first quarter earnings resulting in positive cumulative earnings in recent years and the Company’s forecast which indicates that the positive earnings trend will continue. The remaining differences relate to other discrete adjustments in the quarter and the accounting treatment of various locations which are currently in a loss position in the first quarter 2014.

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

Adjusting items are shown in the table below (in millions):

	Three Months Ended March 31,
	2015	2014
Charges related to cost reduction actions	$—	$(12)
Other items related to cost reduction actions	(2)	—
Gain on sale of Hangzhou, China facility	—	45
Net loss related to Hurricane Sandy	—	(2)
Total adjusting items	$(2)	$31

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended March 31,
	2015	2014
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$18	$120
Less: Net earnings attributable to noncontrolling interests	1	—
NET EARNINGS	19	120
Less: Income tax expense (benefit)	13	(39)
EARNINGS BEFORE TAXES	32	81
Interest expense, net	26	27
EARNINGS BEFORE INTEREST AND TAXES	58	108
Less: adjusting items from above	(2)	31
ADJUSTED EBIT	$60	$77
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in  millions):

	Three Months Ended March 31,
	2015	2014
Net sales	$478	$477
% change from prior year	—%	4%
EBIT	$60	$27
EBIT as a % of net sales	13%	6%
Depreciation and amortization expense	$32	$34

NET SALES

In our Composites business, net sales were flat in the first quarter of 2015 compared to the same period in 2014. The quarter-over-quarter impact of translating sales denominated in foreign currencies into United States dollars negatively impacted sales by $45 million. Increased sales volumes of 3% and higher selling prices of $8 million partially offset the currency impact. The remaining improvement in sales was driven by favorable product mix.

EBIT

In our Composites business, EBIT was $33 million higher in the first quarter of 2015 compared to the same period in 2014. The negative impact of translating sales denominated in foreign currencies into United States dollars was $6 million. The favorable impact of product mix contributed about $20 million of the remaining quarter over quarter improvement, with about 60% of that impact being driven by higher specialty glass sales. Higher selling prices delivered $8 million. The remaining improvement was driven about equally by higher sales volumes, improved manufacturing performance, the timing of furnace rebuild expenses and the timing of selling, general and administrative expenses within the year.

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. In 2015, we expect moderate global industrial production growth.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended March 31,
	2015	2014
Net sales	$379	$355
% change from prior year	7%	8%
EBIT	$7	$1
EBIT as a % of net sales	2%	—%
Depreciation and amortization expense	$24	$25

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES
In our Insulation business, net sales were $24 million higher in the first quarter of 2015 compared to the same period in 2014. The increase was driven primarily by 5% higher sales volumes. Higher selling prices drove the remainder of the increase. The impact of our third quarter 2014 acquisition of a building materials distribution company in Chile was offset by the impact of translating sales denominated in foreign currencies into United States dollars.
EBIT
In our Insulation business, EBIT increased by $6 million in the first quarter of 2015 compared to the same period in 2014. This increase was driven by higher selling prices.
OUTLOOK
During the first quarter of 2015, the average Seasonally Adjusted Annual Rate (“SAAR”) of United States housing starts was approximately 975 thousand, up from an annual average of approximately 925 thousand starts in the first quarter of 2014. While the information on United States housing starts has been positive over the past couple of years, the timing and pace of recovery of the United States housing market remains uncertain.
The Company expects its Insulation business to continue to benefit from an overall strengthening of the U.S. housing market, improved pricing, and higher capacity utilization. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.
Roofing:
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended March 31,
	2015	2014
Net sales	$393	$497
% change from prior year	-21%	-18%
EBIT	$20	$80
EBIT as a % of net sales	5%	16%
Depreciation and amortization expense	$9	$9
NET SALES
In our Roofing business, net sales in the first quarter of 2015 were $104 million lower compared to the same period in 2014. The decline in net sales was driven primarily by lower sales volumes of approximately 15% and lower selling prices of $26 million.
EBIT
In our Roofing business, EBIT decreased $60 million in the first quarter of 2015 compared to the same period in 2014. The decrease in EBIT was driven about equally by lower sales volumes and lower selling prices, with the remainder of the change due to lower production volumes.
OUTLOOK
In our roofing business, we expect the factors that have driven strong margins in recent years will continue to deliver profitability. The overall market size and distribution of shipments throughout the remainder of the year will impact our financial outlook for this year. Other uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended March 31,
	2015	2014
Charges related to cost reduction actions	$—	$(12)
Other items related to cost reduction actions	(2)	—
Gain on sale of Hangzhou, China facility	—	45
Net loss related to Hurricane Sandy	—	(2)
General corporate expense and other	(27)	(31)
EBIT	$(29)	$—
Depreciation and amortization	$10	$8

EBIT
In Corporate, Other and Eliminations, EBIT losses for the first quarter of 2015 were $29 million higher compared to the same period in 2014.
Excluding adjusting items, general corporate expense and other in the first quarter of 2015 was $4 million lower compared to the same period in 2014, primarily due to decreased Corporate functions spending and overall lower general corporate expenses. Adjusting items for the first quarter of 2015 included a total of $2 million related to cost reduction actions and related items.
Depreciation and amortization in the first quarter of 2015 was $2 million higher compared to the same period in 2014, primarily due to including $2 million of accelerated depreciation related to our Japan and Canada restructuring plan in the 2015 results.
OUTLOOK
In 2015, we expect general corporate expenses to range between $120 million and $130 million.
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
As of March 31, 2015, the Company fully utilized its receivables securitization facility for $237 million of borrowings and $13 million of outstanding letters of credit. As of March 31, 2015, the Company utilized its senior revolving credit facility for $151 million of borrowings and $9 million of outstanding letters of credit, and has $640 million available on this facility.
The Company has no significant debt maturities before the fourth quarter of 2016. As of March 31, 2015, we had $2.3 billion of total debt and cash-on-hand of $77 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income tax and foreign withholding taxes upon repatriation to the U.S. The Company does not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of March 31, 2015, and December 31, 2014, the Company had approximately $55 million and $46 million, respectively, in cash and

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

cash equivalents in certain of our foreign subsidiaries where we consider undistributed earnings for these foreign subsidiaries to be permanently reinvested.
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
The credit agreements applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of these types. The senior revolving credit facility and the securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of March 31, 2015.
Cash Flows
The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended March 31,
	2015	2014
Cash balance	$77	$65
Net cash flow used for operating activities	$(149)	$(272)
Net cash flow used for investing activities	$(56)	$(54)
Net cash flow provided by financing activities	$214	$335
Availability on the senior revolving credit facility	$640	$500
Availability on the receivables securitization facility	$—	$—
Operating activities: For the three months ended March 31, 2015, the Company used $149 million of cash for operating activities compared to $272 million used in the same period in 2014. This decrease in cash used for operating activities was primarily due to changes in working capital.
Investing activities: Net cash flow used for investing activities increased $2 million for the three months ended March 31, 2015 compared to the same period of 2014.
Financing activities: Net cash provided by financing activities was $121 million lower for the three months ended March 31, 2015 compared to the same period in 2014. The decrease in cash provided by financing activities was due primarily to lower net borrowings on our senior revolving credit facility and the payment of cash dividends.
2015 Investments
Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2015 are expected to be approximately $380 million, which is roughly $70 million greater than expected depreciation and amortization. Capital spending in excess of depreciation and amortization is primarily due to the construction of our non-woven composites plant in Gastonia, North Carolina and construction of a new mineral wool insulation plant. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.
Tax Net Operating Losses
There have been no material changes to the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Pension Contributions
Please refer to Note 12 of the Consolidated Financial Statements. The Company expects to contribute $62 million in cash to its global pension plans during 2015. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.
Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Note 16 of the Consolidated Financial Statements.
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the three months ended March 31, 2015, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended March 31, 2015, our RIR was 0.64 as compared to 0.49 in the same period a year ago.
ACCOUNTING PRONOUNCEMENTS

Please refer to Note 19 of the Consolidated Financial Statements.
ENVIRONMENTAL MATTERS
Please refer to Note 13 of the Consolidated Financial Statements.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” "will" and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	levels of residential and commercial construction activity;

•	competitive and pricing factors;

•	levels of global industrial production;

•	demand for our products;

•	relationships with key customers;

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;

•	foreign exchange and commodity price fluctuations;

•	our level of indebtedness;

•	weather conditions;

•	availability and cost of credit;

•	availability and cost of energy and raw materials;

•	issues involving implementation and protection of information technology systems;

•	international economic and political conditions, including new legislation or other governmental actions;

•	our ability to utilize our net operating loss carryforwards;

•	research and development activities and intellectual property protection;

•	interest rate movements;

•	labor disputes and litigation;

•	uninsured losses;

•	issues related to acquisitions, divestitures and joint ventures;

•	achievement of expected synergies, cost reductions and/or productivity improvements; and

•	defined benefit plan funding obligations.
All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in Item 1A - Risk factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the three months ended March 31, 2015. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our exposure to market risk.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS
The information required by this item is incorporated by reference to Note 13, "Contingent Liabilities and Other Matters".

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2015	7,307		$37.13	—	7,700,000
February 1-28, 2015	137,133		39.52	—	7,700,000
March 1-31, 2015	345,307		39.22	342,734	7,357,266
Total	489,747	*	$39.27	342,734	7,357,266

*	The Company retained 147,013 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

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

ITEM 5.    OTHER INFORMATION
Submission of Matters to a Vote of Security Holders.
At the 2015 Annual Meeting of Stockholders of the Company held on April 16, 2015, Company stockholders cast their votes as described below on three proposals described in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on March 12, 2015.
Proposal 1
The following directors were elected to serve until the 2016 Annual Meeting of Stockholders and until their successors are elected and qualified pursuant to the following vote:

Name	For	Withheld	Broker Non-Votes
James J. McMonagle	96,700,056	4,242,308	5,429,888
W. Howard Morris	94,989,444	5,952,920	5,429,888
Suzanne P. Nimocks	96,672,571	4,269,793	5,429,888
Proposal 2
Company stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2015 pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
102,998,036	1,915,539	1,458,677	—
Proposal 3
Company stockholders approved, on an advisory basis, the 2014 compensation paid to the Company’s named executive officers pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
88,556,599	4,510,439	7,875,326	5,429,888

ITEM 6.    EXHIBITS
See Exhibit Index below, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	April 22, 2015	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer

Date:	April 22, 2015	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller

EXHIBIT INDEX

Exhibit Number	Description
10.31	Amendment, dated April 16, 2015, to Key Management Severance Agreement with Michael H. Thaman (filed herewith)*.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*Denotes management contract or compensatory plan or arrangement