Form 10-Q
period 2015-06-30
Owens Corning
filed 2015-07-22
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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
Yes ☐             No ☑
As of July 15, 2015, 117,568,883 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET SALES	$1,414	$1,355	$2,621	$2,633
COST OF SALES	1,106	1,107	2,104	2,151
Gross margin	308	248	517	482
OPERATING EXPENSES
Marketing and administrative expenses	130	130	259	262
Science and technology expenses	18	20	35	39
Charges related to cost reduction actions	—	—	—	12
Other expenses (income), net	4	25	9	(12)
Total operating expenses	152	175	303	301
EARNINGS BEFORE INTEREST AND TAXES	156	73	214	181
Interest expense, net	26	31	52	58
Gain on extinguishment of debt	(5)	—	(5)	—
EARNINGS BEFORE TAXES	135	42	167	123
Less: Income tax expense (benefit)	44	21	57	(18)
Equity in net earnings of affiliates	1	1	1	1
NET EARNINGS	92	22	111	142
Less: Net earnings attributable to noncontrolling interests	1	1	2	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$91	$21	$109	$141
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.77	$0.18	$0.93	$1.20
Diluted	$0.77	$0.18	$0.92	$1.19
Dividend	$0.17	$0.16	$0.34	$0.32
WEIGHTED AVERAGE COMMON SHARES
Basic	117.5	117.4	117.6	117.6
Diluted	118.3	118.3	118.3	118.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET EARNINGS	$92	$22	$111	$142
Currency translation adjustment (net of tax of $3, $0, $(2), and $0 for the three and six months ended June 30, 2015 and 2014, respectively)	7	11	(43)	(5)
Pension and other postretirement adjustment (net of tax of $(1), $(1), $(3), and $(2) for the three and six months ended June 30, 2015 and 2014, respectively)	(2)	(1)	6	2
Deferred gain (loss) on hedging (net of tax of $(1), $1, $(2), and $1 for the three and six months ended June 30, 2015 and 2014, respectively)	2	(1)	3	(1)
COMPREHENSIVE EARNINGS	99	31	77	138
Less: Comprehensive earnings attributable to noncontrolling interests	1	1	2	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$98	$30	$75	$137

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	June 30, 2015	December 31, 2014
CURRENT ASSETS
Cash and cash equivalents	$80	$67
Receivables, less allowances of $10 at June 30, 2015 and December 31, 2014	853	674
Inventories	786	817
Assets held for sale	13	16
Other current assets	248	233
Total current assets	1,980	1,807
Property, plant and equipment, net	2,891	2,899
Goodwill	1,168	1,168
Intangible assets	1,010	1,017
Deferred income taxes	403	444
Other non-current assets	227	220
TOTAL ASSETS	$7,679	$7,555

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$925	$949
Short-term debt	9	31
Long-term debt – current portion	3	3
Total current liabilities	937	983
Long-term debt, net of current portion	2,165	1,991
Pension plan liability	414	447
Other employee benefits liability	247	252
Deferred income taxes	27	22
Other liabilities	141	130
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,950	3,954
Accumulated earnings	874	805
Accumulated other comprehensive deficit	(584)	(550)
Cost of common stock in treasury (c)	(533)	(518)
Total Owens Corning stockholders’ equity	3,708	3,692
Noncontrolling interests	40	38
Total equity	3,748	3,730
TOTAL LIABILITIES AND EQUITY	$7,679	$7,555

(a)	10 shares authorized; none issued or outstanding at June 30, 2015, and December 31, 2014

(b)	400 shares authorized; 135.5 issued and 117.6 outstanding at June 30, 2015; 135.5 issued and 117.8 outstanding at December 31, 2014

(c)	17.9 shares at June 30, 2015, and 17.7 shares at December 31, 2014
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2015	2014
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net earnings	$111	$142
Adjustments to reconcile net earnings to cash provided by (used for) operating activities:
Depreciation and amortization	151	154
Gain on sale of fixed assets	(1)	(47)
Impairment loss on European Stone business	—	19
Deferred income taxes	37	(29)
Provision for pension and other employee benefits liabilities	7	9
Stock-based compensation expense	14	14
Other non-cash	(11)	(13)
Gain on extinguishment of debt	(5)	—
Change in working capital	(201)	(336)
Pension fund contribution	(25)	(24)
Payments for other employee benefits liabilities	(10)	(12)
Other	13	6
Net cash flow provided by (used for) operating activities	80	(117)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(151)	(125)
Proceeds from the sale of assets or affiliates	2	62
Purchases of alloy	(7)	(17)
Proceeds from sale of alloy	7	15
Net cash flow used for investing activities	(149)	(65)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	819	769
Payments on senior revolving credit and receivables securitization facilities	(634)	(522)
Payments on long-term debt	(8)	(1)
Net increase (decrease) in short-term debt	(19)	16
Cash dividends paid	(39)	(19)
Purchases of treasury stock	(47)	(44)
Other	11	7
Net cash flow provided by financing activities	83	206
Effect of exchange rate changes on cash	(1)	—
Net increase in cash and cash equivalents	13	24
Cash and cash equivalents at beginning of period	67	57
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80	$81

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2014, balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (U.S.). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s 2014 annual report on Form 10-K. Certain reclassifications have been made to the periods presented for 2014 to conform to the classifications used in the periods presented for 2015.
In the second quarter of 2015, the Company recorded additional income tax expense of $4 million related to prior periods. The effect was not material to the current or any previously issued financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reportable Segments
Composites	$508	$505	$986	$982
Insulation	451	447	830	802
Roofing	503	437	896	934
Total reportable segments	1,462	1,389	2,712	2,718
Corporate eliminations	(48)	(34)	(91)	(85)
NET SALES	$1,414	$1,355	$2,621	$2,633

External Customer Sales by Geographic Region
United States	$980	$899	$1,796	$1,788
Europe	136	160	265	309
Asia Pacific	174	169	314	306
Other	124	127	246	230
NET SALES	$1,414	$1,355	$2,621	$2,633

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.	SEGMENT INFORMATION (continued)

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reportable Segments
Composites	$67	$37	$127	$64
Insulation	25	18	32	19
Roofing	90	62	110	142
Total reportable segments	182	117	269	225
Charges related to cost reduction actions and related items	—	—	(2)	(12)
Impairment loss on European Stone business	—	(19)	—	(19)
Gain on sale of Hangzhou, China facility	—	—	—	45
Net loss related to Hurricane Sandy	—	(4)	—	(6)
General corporate expense and other	(26)	(21)	(53)	(52)
EBIT	$156	$73	$214	$181

3.	INVENTORIES
Inventories consist of the following (in millions):

	June 30, 2015	December 31, 2014
Finished goods	$550	$568
Materials and supplies	236	249
Total inventories	$786	$817

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2015, and December 31, 2014, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	June 30, 2015	December 31, 2014
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross currency swaps	Other current assets	$3	$—
Amount of gain recognized in OCI (effective portion)	OCI	$5	$—
Fair value hedges:
Interest rate swaps	Other non current assets	$2	$—
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas and electricity, and foreign exchange contracts	Accounts payable and accrued liabilities	$3	$9
Amount of loss recognized in OCI (effective portion)	OCI	$4	$8
Fair value hedges:
Interest rate swaps	Other Liabilities	$—	$(3)
Derivative assets not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$1	$2

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2015	2014	2015	2014
Derivative activity designated as hedging instruments:
Natural gas and electricity:
Amount of (gain) loss reclassified from OCI into earnings (effective portion)	Cost of sales	$3	$—	$6	$(1)
Interest rate swaps:
Amount of loss recognized in earnings	Interest expense, net	$—	$1	$—	$1
Derivative activity not designated as hedging instruments:
Natural gas and electricity:
Amount of (gain) recognized in earnings	Other expenses (income), net	$—	$—	$(1)	$—
Foreign currency exchange contract:
Amount of (gain) loss recognized in earnings (a)	Other expenses (income), net	$(1)	$2	$—	$1

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
As of June 30, 2015, $4 million of losses included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that are expected to impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.

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

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

June 30, 2015	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$172	$(77)	$95
Technology	20	193	(88)	105
Franchise and other agreements	12	44	(20)	24
Indefinite-lived intangible assets:
Trademarks		786	—	786
Total intangible assets		$1,195	$(185)	$1,010
Goodwill		$1,168

December 31, 2014	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$172	$(72)	$100
Technology	20	193	(83)	110
Franchise and other agreements	12	39	(18)	21
Indefinite-lived intangible assets:
Trademarks		786	—	786
Total intangible assets		$1,190	$(173)	$1,017
Goodwill		$1,168

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The changes in the gross carrying amount of amortizable intangible assets by asset group are as follows (in millions):

	Customer relationships	Technology	Franchise and other agreements	Trademarks	Total
Balance at December 31, 2014	$172	$193	$39	$786	$1,190
Additional Franchises and Agreements	—	—	5	—	5
Balance at June 30, 2015	$172	$193	$44	$786	$1,195

Other Intangible Assets
The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $22 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.
Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first half of 2015.

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	June 30, 2015	December 31, 2014
Land	$191	$196
Buildings and leasehold improvements	790	789
Machinery and equipment	3,421	3,405
Construction in progress	284	233
	4,686	4,623
Accumulated depreciation	(1,795)	(1,724)
Property, plant and equipment, net	$2,891	$2,899
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 16% and 15% of total machinery and equipment as of June 30, 2015, and December 31, 2014, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.     ASSETS HELD FOR SALE
Assets held for sale consists of Property, Plant and Equipment related to two closed facilities in Alcala, Spain and Vado, Italy. During the second quarter of 2015, a portion of the Vado, Italy facility was sold resulting in a $1 million gain on sale.

8.	WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Six Months Ended June 30, 2015
Beginning balance	$40
Amounts accrued for current year	10
Settlements of warranty claims	(7)
Ending balance	$43

9.     COST REDUCTION ACTIONS

2014 Cost Reduction Actions

The Company took actions in the third quarter of 2014 to reduce costs in its Composites segment. These actions related to our decision to not rebuild two sub-scale high cost furnaces that will result in closing a facility in Japan and optimizing a facility in Canada. For the year-to-date 2015, the Company recorded offsetting amounts in charges related to cost reduction actions, comprised of $1 million in charges for a contract termination and a $1 million net gain in severance related to a pension curtailment, and $2 million of net charges in other items related to cost reduction actions.
The Company initiated other cost reduction actions in 2014 to streamline its management structure and reduce costs. No additional costs were incurred in the first six months of 2015 related to those actions.
The following table summarizes the status of the unpaid liabilities from the Company’s cost reduction actions (in millions):

	Balance at December 31, 2014	Costs Incurred	Payments	Foreign Currency Translation	Balance at June 30, 2015	Cumulative Charges Incurred
Severance	$31	$(1)	$7	$(1)	$22	$35
Contract Termination	3	1	—	—	4	4
Total	$34	$—	$7	$(1)	$26	$39

The Company expects the unpaid balance of these severance and contract termination charges to be paid over the next year.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.    DEBT
Details of the Company’s outstanding long-term debt are as follows (in millions):

	June 30, 2015	December 31, 2014
6.50% senior notes, net of discount, due 2016	$158	$158
9.00% senior notes, net of discount, due 2019	143	143
4.20% senior notes, net of discount, due 2022	600	600
4.20% senior notes, net of discount, due 2024	393	392
7.00% senior notes, net of discount, due 2036	540	540
Accounts receivable securitization facility, maturing in 2018	242	106
Senior revolving credit facility, maturing in 2018	48	—
Various capital leases, due through and beyond 2050	38	47
Fair value adjustment to debt	6	8
Total long-term debt	2,168	1,994
Less – current portion	3	3
Long-term debt, net of current portion	$2,165	$1,991
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2015.
In the fourth quarter of 2011, the Company terminated the interest rate swaps designated to hedge a portion of the 6.50% senior notes due 2016. The swaps were carried at fair value and recorded as other assets or liabilities, with a fair value adjustment to

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	DEBT (continued)

long-term debt on the Consolidated Balance Sheets. The fair value adjustment to debt will be amortized through 2016 as a reduction to interest expense in conjunction with the maturity date of the notes.
On June 28, 2013, the Company entered into interest rate swap agreements effective July 1, 2013 to manage its interest rate exposure by swapping $100 million of fixed rate to variable rate exposure designated against our 4.20% senior notes due 2022. The swaps are carried at fair value and recorded as other assets or liabilities, with a fair value adjustment to long-term debt on the Consolidated Balance Sheets.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of June 30, 2015.
As of June 30, 2015, the Company utilized its senior revolving credit facility for $48 million of borrowings and $9 million of outstanding letters of credit, and has $743 million available on this facility.
Receivables Securitization Facility
Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivables Purchase Agreement (the “RPA”) that are accounted for as secured borrowings in accordance with Accounting Standards Codification ("ASC") 860, Accounting for Transfers and Servicing. Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility was amended in November of 2013 to extend its maturity to July 2016 and to reduce the size of the facility to $200 million during the months of November, December, and January. The securitization facility was amended in January of 2015 to extend its maturity to January 2018 and remove the seasonal reduction of the facility restoring the full $250 million of facility capacity during the months of November, December, and January. As of June 30, 2015, the Company fully utilized its receivables securitization facility for $242 million in borrowings and $8 million of outstanding letters of credit. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates, plus a fixed spread.
The RPA contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of June 30, 2015.
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
Capital Leases
The Company purchased its World Headquarters facility which had previously been classified as a capital lease. As a result, the Company reduced its capital lease obligation by $10 million and recorded a $5 million gain on extinguishment of debt in the second quarter of 2015.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	DEBT (continued)

Short-Term Debt
At June 30, 2015 and December 31, 2014, short-term borrowings were $9 million and $31 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 3.3% for June 30, 2015 and 7.2% for December 31, 2014.

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
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$1	$3	$2	$2	$4
Interest cost	11	5	16	12	6	18
Expected return on plan assets	(14)	(7)	(21)	(15)	(7)	(22)
Amortization of actuarial loss	3	1	4	3	—	3
Curtailment gain	—	(1)	(1)	—	—	—
Net periodic pension cost	$2	$(1)	$1	$2	$1	$3

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$4	$2	$6	$4	$3	$7
Interest cost	22	10	32	24	12	36
Expected return on plan assets	(29)	(13)	(42)	(29)	(14)	(43)
Amortization of actuarial loss	7	2	9	5	1	6
Curtailment gain	—	(1)	(1)	—	—	—
Net periodic pension cost	$4	$—	$4	$4	$2	$6

The Company expects to contribute approximately $48 million in cash to the United States Pension Plans and another $14 million to non-United States plans during 2015. The Company made cash contributions of approximately $25 million to the plans during the six months ended June 30, 2015.

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
The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$1	$1
Interest cost	2	2	4	5
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of actuarial gain	—	—	—	(1)
Net periodic benefit cost	$1	$1	$3	$3

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

Environmental Matters

The Company has been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. The Company has also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against it as a PRP for contribution under such federal, state, or local laws. At June 30, 2015, the Company had environmental remediation liabilities as a PRP at 19 sites where it has a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. To the extent that the required remediation procedures or timing of those procedures change, additional contamination is identified, or the financial condition of other PRPs is adversely affected, the estimate of our environmental liabilities may change. For these sites the Company estimates a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At June 30, 2015, our reserve for such liabilities was $2 million. Changes in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in increases to our environmental obligations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.    STOCK COMPENSATION
Stock Plans
On April 18, 2013, the Company’s stockholders approved the Owens Corning 2013 Stock Plan (the “2013 Stock Plan”) which replaced the 2010 Stock Plan. The 2013 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2013 Stock Plan, 1.5 million shares of common stock may be granted in addition to the shares of Company common stock that rolled over from the 2010 Stock Plan. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. There will be no future grants made under the 2010 Stock Plan. At June 30, 2015, the number of shares remaining available under the 2013 Stock Plan for all stock awards was 2.0 million.
Stock Options
The Company did not grant any stock options during the six months ended June 30, 2015. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years.
During the three and six months ended June 30, 2015 the Company recognized expense of $1 million and $2 million respectively, related to the Company's stock options. During the three and six months ended June 30, 2014, the Company recognized expense of $1 million, and $3 million related to the Company’s stock options, respectively. As of June 30, 2015, there was $6 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.17 years. The total aggregate intrinsic value of options outstanding as of June 30, 2015 was $24 million.
The following table summarizes the Company’s stock option activity:

	Six Months Ended June 30, 2015
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	2,754,895	$31.04
Exercised	(376,725)	29.94
Forfeited	(99,350)	38.18
Expired	(5,100)	41.89
Ending Balance	2,273,720	$30.89
The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at June 30, 2015	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$13.89-$42.16	2,273,720	4.54	$30.89	1,866,295	3.79	$29.25

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION (continued)

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
During the three and six months ended June 30, 2015, the Company recognized expense of $4 million and $8 million respectively, related to the Company's restricted stock. During the three and six months ended June 30, 2014, the Company recognized expense of $4 million and $9 million, respectively, related to the Company’s restricted stock. As of June 30, 2015, there was $33 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.91 years. The total fair value of shares vested during the six months ended June 30, 2015 and 2014 was $17 million and $14 million, respectively.
The following table summarizes the Company’s restricted stock activity:

	Six Months Ended June 30, 2015
	Number of Shares	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,727,741	$33.58
Granted	582,305	39.48
Vested	(484,744)	34.32
Forfeited	(116,274)	38.10
Ending Balance	1,709,028	$35.21
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
In the first six months of 2015, the Company granted both internal company-based and external-based metric PSUs.
Internal based metrics
The internal company-based metrics vest after a three-year period and are based on return on invested capital over a three-year period. The amount of stock distributed will vary from 0% to 300% of PSUs awarded depending on performance versus the company-based metrics.
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
External based metrics
The external-based metric vests after a three-year period. Outstanding grants issued in 2015 forward will be based on the Company's total stockholder return relative to the performance of the S&P Building & Construction Industry Index. Outstanding grants issued

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
During the three and six months ended June 30, 2015 the Company recognized expense of $1 million and $3 million respectively, related to the Company's PSUs. During the three and six months ended June 30, 2014, the Company recognized expense of $0 million and $2 million related to the Company’s PSUs, respectively. As of June 30, 2015, there was $14 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.96 years.
The following table summarizes the Company’s PSU activity:

	Six Months Ended June 30, 2015
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	416,250	$49.53
Granted	251,600	43.88
Forfeited	(72,750)	48.55
Ending Balance	595,100	$47.26
Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. At the approval date, 2 million shares were available for purchase under the ESPP. As of June 30, 2015, 1.7 million share remain available for purchase.
During the three and six months ended June 30, 2015 the Company recognized expense of $1 million and $1 million respectively, related to the Company's ESPP. During the three and six months ended June 30, 2014, the Company recognized expense of less than $1 million, and $1 million respectively related to the Company’s ESPP. As of June 30, 2015, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings attributable to Owens Corning	$91	$21	$109	$141
Weighted-average number of shares outstanding used for basic earnings per share	117.5	117.4	117.6	117.6
Non-vested restricted and performance shares	0.4	0.4	0.3	0.4
Options to purchase common stock	0.4	0.5	0.4	0.5
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	118.3	118.3	118.3	118.5
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$0.77	$0.18	$0.93	$1.20
Diluted	$0.77	$0.18	$0.92	$1.19
In 2012, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program authorizes the Company to repurchase shares through the open market, in privately negotiated or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 1.1 million shares of its common stock for $42 million during the six months ended June 30, 2015 under the Repurchase Program. As of June 30, 2015, 6.6 million shares remain available for repurchase under the Repurchase Program.
For the three and six months ended June 30, 2015, the number of shares used in the calculation of diluted earnings per share did not include 0.1 million non-vested Restricted and Performance shares and 0.6 million of options to purchase common stock, due to their anti-dilutive effect.
For the three and six months ended June 30, 2014, the number of shares used in the calculation of diluted earnings per share did not include 0.7 million of options to purchase common stock, due to their anti-dilutive effect.

15.    FAIR VALUE MEASUREMENT

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

Derivatives

The Company executes financial derivative contracts for the purpose of mitigating risk exposure that is generated from our normal operations. These derivatives consist of natural gas swaps, interest rate swaps, cross currency swaps, and foreign exchange forward contracts, all of which are over-the-counter and not traded through an exchange. The Company uses widely

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    FAIR VALUE MEASUREMENT (continued)

accepted valuation tools to determine fair value, such as discounting cash flows to calculate a present value for the derivatives. The models use Level 2 inputs, such as forward curves and other commonly quoted observable transactions and prices.
Contingent consideration

In connection with our third quarter 2014 acquisition, we recorded contingent consideration pertaining to amounts payable to the former owners related to a put/call option that is to be determined based on a multiple of 2016 EBITDA that contains a cap of $7 million and a floor of $4 million. The valuation of contingent consideration uses assumptions we believe would be made by a market participant and has been based on a significant input not observable in the market. The significant unobservable input used in the fair value measurement of our contingent consideration includes our internal forecast of business performance, which is a Level 3 input. The fair value of the put/call as of June 30, 2015 is $6 million and has been recorded in Other liabilities on the Consolidated Balance Sheet. The change in fair value of $1 million for the six months ended June 30, 2015 was recognized in Interest expense, net on the Consolidated Statements of Earnings.

The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall as of June 30, 2015 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets	$6	$—	$6	$—
Liabilities:
Derivative liabilities	$4	$—	$4	$—
Contingent consideration	6	—	—	6
Total liabilities	$10	$—	$4	$6
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

15.    FAIR VALUE MEASUREMENT (continued)

Items Disclosed at Fair Value
Long-term debt
The following table shows the fair value of the Company’s long-term debt as calculated based on quoted market prices for the same or similar issues (Level 2 input), or on the current rates offered to the Company for debt of the same remaining maturities:

	June 30, 2015	December 31, 2014
6.50% senior notes, net of discount, due 2016	106%	109%
9.00% senior notes, net of discount, due 2019	123%	119%
4.20% senior notes, net of discount, due 2022	101%	101%
4.20% senior notes, net of discount, due 2024	101%	99%
7.00% senior notes, net of discount, due 2036	116%	124%
The Company determined that the book value of the remaining long-term debt instruments approximates market value.

16.    INCOME TAXES

The following table provides the Income tax expense and effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income tax expense (benefit)	$44	$21	$57	$(18)
Effective tax rate	33%	50%	34%	(15)%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and six months ended June 30, 2015 is primarily attributable to the tax accounting treatment of various locations which are currently in a loss position, the benefit of lower foreign tax rates and other discrete tax adjustments.
For the second quarter and year-to-date 2014, the Company’s effective tax rate was 50% and (15)%, respectively. For the second quarter, the difference between the effective tax rate and the statutory rate of 35% is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position. For the year-to-date period, the difference between the effective tax rate and the statutory rate of 35% is primarily attributable to the resolution of an uncertain tax position upon receiving final notification from the IRS that it had completed its audit examination for the taxable years 2008 through 2010 and the reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets which cumulatively totaled $78 million. The remaining differences relate to other discrete adjustments in the quarter and the accounting treatment of various locations which are currently in a loss position in the second quarter 2014.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT
The following table summarizes the changes in accumulated other comprehensive income (deficit) (“AOCI”) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Currency Translation Adjustment
Beginning balance	$(183)	$(14)	$(133)	$2
Gain/(loss) on foreign currency translation	11	11	(46)	(5)
Gain/(loss) on net investment hedge	(7)	—	5	—
Income tax (expense)/benefit of amount classified into AOCI	3	—	(2)	—
Net gain/(loss) on foreign currency translation	7	11	(43)	(5)
Other comprehensive income/(loss), net of tax	7	11	(43)	(5)
Ending balance	$(176)	$(3)	$(176)	$(3)

Pension and Other Postretirement Adjustment
Beginning balance	$(404)	$(296)	$(412)	$(299)
Amortization of actuarial (gain)/loss (a)	4	3	9	5
Amortization of prior service (gain)/loss (a)	(1)	(1)	(2)	(2)
Income tax expense/(benefit) of amounts reclassified from AOCI to income	(1)	(1)	(3)	(2)
Net amortization and gain/(loss) reclassified from AOCI to net income	2	1	4	1
Translation impact on non-US. Plans	(4)	(2)	2	1
Other comprehensive income/(loss), net of tax	(2)	(1)	6	2
Ending balance	$(406)	$(297)	$(406)	$(297)

Deferred Gain (Loss) on Hedging
Beginning balance	$(4)	$—	$(5)	$—
Change in mark to market hedges	—	—	(1)	1
Income tax (expense)/benefit of amount classified into AOCI	—	1	—	1
Net gain/(loss) on derivative instruments	—	(1)	(1)	—
Amounts reclassified from AOCI to income (b)	3	—	6	(1)
Income tax expense/(benefit) of amounts reclassified from AOCI to income	(1)	—	(2)	—
Net gain/(loss) reclassified from AOCI to net income	2	—	4	(1)
Other comprehensive income/(loss), net of tax	2	(1)	3	(1)
Ending balance	$(2)	$(1)	$(2)	$(1)

Total AOCI ending balance	$(584)	$(301)	$(584)	$(301)

(a)These AOCI components are included in the computation of total Pension and OPEB expense and are recorded in cost of sales and marketing and administrative expenses. See Note 12 for additional information.
(b) Amounts reclassified from gain/(loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in cost of sales. See Note 4 for additional information.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures. ASU 2014-09 is effective, as amended, for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2018.
In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The update is not expected to have a material impact on the Company's Consolidated Financial Statements. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Accordingly, the standard is effective for the Company on January 1, 2016.
In April 2015, the FASB issued ASU No. 2015-04, "Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets" ("ASU 2015-04"). ASU 2015-04 provides a practical expedient for entities to use when a significant event occurs in an interim period that requires remeasurement of defined benefit plan assets and obligations. Entities are permitted to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The update is not expected to have a material impact on the Company's Consolidated Financial Statements. ASU 2015-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2016.
In July 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" ("ASU 2015-07"). ASU 2015-07 modifies the practical expedient that permits an entity to measure the fair value of certain investments using the net asset value per share of the investment. The amendment removes the requirement to categorize investments within the fair value hierarchy that are measured using this practical expedient. The amendment also limits disclosure to investments for which the practical expedient has been elected instead of all investments eligible for the practical expedient. The Company is currently assessing the impact that adopting this new accounting guidance will have on the footnote disclosures to its consolidated financial statements. ASU 2015-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2016.

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
During the second quarter of 2015, the Company discovered that certain Property, plant and equipment, net of the Parent was incorrectly classified as assets of the Guarantor Subsidiaries rather than the Parent in the 2014 Condensed Consolidating Balance Sheet. The misclassification increased and decreased previously reported Parent and Guarantor Subsidiaries' Property, plant and equipment, net by $112 million, respectively, decreased the Parent's Investment in subsidiaries by $112 million, and decreased the Guarantor Subsidiaries' Additional paid in capital by $112 million. The effect of correcting these classification errors was not material to the 2014 consolidating financial information, and the related amounts presented for 2014 have been revised.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$998	$510	$(94)	$1,414
COST OF SALES	1	800	399	(94)	1,106
Gross margin	(1)	198	111	—	308
OPERATING EXPENSES
Marketing and administrative expenses	30	70	30	—	130
Science and technology expenses	—	15	3	—	18
Charges related to cost reduction actions	—	—	—	—	—
Other expenses (income), net	(9)	6	7	—	4
Total operating expenses	21	91	40	—	152
EARNINGS BEFORE INTEREST AND TAXES	(22)	107	71	—	156
Interest expense, net	24	1	1	—	26
Gain on extinguishment of debt	(5)	—	—	—	(5)
EARNINGS BEFORE TAXES	(41)	106	70	—	135
Less: Income tax expense (benefit)	(14)	37	21	—	44
Equity in net earnings of subsidiaries	118	49	—	(167)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS	91	118	50	(167)	92
Less: Net earnings attributable to noncontrolling interests	—	—	1	—	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$91	$118	$49	$(167)	$91

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$925	$529	$(99)	$1,355
COST OF SALES	(4)	768	442	(99)	1,107
Gross margin	4	157	87	—	248
OPERATING EXPENSES
Marketing and administrative expenses	28	70	32	—	130
Science and technology expenses	—	15	5	—	20
Charges related to cost reduction actions	—	—	—	—	—
Other expenses (income), net	(6)	12	19	—	25
Total operating expenses	22	97	56	—	175
EARNINGS BEFORE INTEREST AND TAXES	(18)	60	31	—	73
Interest expense, net	28	1	2	—	31
EARNINGS BEFORE TAXES	(46)	59	29	—	42
Less: Income tax expense (benefit)	(18)	22	17	—	21
Equity in net earnings of subsidiaries	49	12	—	(61)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS	21	49	13	(61)	22
Less: Net earnings attributable to noncontrolling interests	—	—	1	—	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$21	$49	$12	$(61)	$21

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,839	$971	$(189)	$2,621
COST OF SALES	1	1,521	771	(189)	2,104
Gross margin	(1)	318	200	—	517
OPERATING EXPENSES
Marketing and administrative expenses	62	138	59	—	259
Science and technology expenses	—	29	6	—	35
Charges related to cost reduction actions	—	—	—	—	—
Other expenses (income), net	(17)	12	14	—	9
Total operating expenses	45	179	79	—	303
EARNINGS BEFORE INTEREST AND TAXES	(46)	139	121	—	214
Interest expense, net	48	2	2	—	52
Gain on extinguishment of debt	(5)	—	—	—	(5)
EARNINGS BEFORE TAXES	(89)	137	119	—	167
Less: Income tax expense (benefit)	(29)	46	40	—	57
Equity in net earnings of subsidiaries	169	78	—	(247)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS	109	169	80	(247)	111
Less: Net earnings attributable to noncontrolling interests	—	—	2	—	2
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$109	$169	$78	$(247)	$109

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,836	$985	$(188)	$2,633
COST OF SALES	(4)	1,519	824	(188)	2,151
Gross margin	4	317	161	—	482
OPERATING EXPENSES
Marketing and administrative expenses	60	136	66	—	262
Science and technology expenses	—	30	9	—	39
Charges related to cost reduction actions	—	1	11	—	12
Other expenses (income), net	(16)	14	(10)	—	(12)
Total operating expenses	44	181	76	—	301
EARNINGS BEFORE INTEREST AND TAXES	(40)	136	85	—	181
Interest expense, net	54	2	2	—	58
EARNINGS BEFORE TAXES	(94)	134	83	—	123
Less: Income tax expense (benefit)	(36)	9	9	—	(18)
Equity in net earnings of subsidiaries	199	74	—	(273)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS	141	199	75	(273)	142
Less: Net earnings attributable to noncontrolling interests	—	—	1	—	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$141	$199	$74	$(273)	$141

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$91	$118	$50	$(167)	$92
Currency translation adjustment (net of tax)	7	—	—	—	7
Pension and other postretirement adjustment (net of tax)	(2)	—	—	—	(2)
Deferred gain (loss) on hedging (net of tax)	2	—	—	—	2
COMPREHENSIVE EARNINGS	98	118	50	(167)	99
Less: Net earnings attributable to noncontrolling interests	—	—	1	—	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$98	$118	$49	$(167)	$98

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$21	$49	$13	$(61)	$22
Currency translation adjustment (net of tax)	11	—	—	—	11
Pension and other postretirement adjustment (net of tax)	(1)	—	—	—	(1)
Deferred gain (loss) on hedging (net of tax)	(1)	—	—	—	(1)
COMPREHENSIVE EARNINGS	30	49	13	(61)	31
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	1	—	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$30	$49	$12	$(61)	$30

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$109	$169	$80	$(247)	$111
Currency translation adjustment (net of tax)	(43)	—	—	—	(43)
Pension and other postretirement adjustment (net of tax)	6	—	—	—	6
Deferred gain (loss) on hedging (net of tax)	3	—	—	—	3
COMPREHENSIVE EARNINGS	75	169	80	(247)	77
Less: Net earnings attributable to noncontrolling interests	—	—	2	—	2
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$75	$169	$78	$(247)	$75

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$141	$199	$75	$(273)	$142
Currency translation adjustment (net of tax)	(5)	—	—	—	(5)
Pension and other postretirement adjustment (net of tax)	2	—	—	—	2
Deferred gain (loss) on hedging (net of tax)	(1)	—	—	—	(1)
COMPREHENSIVE EARNINGS	137	199	75	(273)	138
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	1	—	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$137	$199	$74	$(273)	$137

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2015
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$5	$75	$—	$80
Receivables, less allowances	—	—	853	—	853
Due from affiliates	—	3,063	—	(3,063)	—
Inventories	—	508	278	—	786
Assets held for sale	—	—	13	—	13
Other current assets	12	144	92	—	248
Total current assets	12	3,720	1,311	(3,063)	1,980
Investment in subsidiaries	7,519	2,525	559	(10,603)	—
Due from affiliates	—	—	851	(851)	—
Property, plant and equipment, net	473	1,325	1,093	—	2,891
Goodwill	—	1,127	41	—	1,168
Intangible assets	—	980	225	(195)	1,010
Deferred income taxes	31	345	27	—	403
Other non-current assets	29	62	136	—	227
TOTAL ASSETS	$8,064	$10,084	$4,243	$(14,712)	$7,679
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$49	$726	$150	$—	$925
Due to affiliates	2,019	—	1,044	(3,063)	—
Short-term debt	—	—	9	—	9
Long-term debt – current portion	—	2	1	—	3
Total current liabilities	2,068	728	1,204	(3,063)	937
Long-term debt, net of current portion	1,888	14	263	—	2,165
Due to affiliates	—	851	—	(851)	—
Pension plan liability	288	—	126	—	414
Other employee benefits liability	—	233	14	—	247
Deferred income taxes	—	—	27	—	27
Other liabilities	112	180	44	(195)	141
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,950	6,334	1,781	(8,115)	3,950
Accumulated earnings	874	1,744	744	(2,488)	874
Accumulated other comprehensive deficit	(584)	—	—	—	(584)
Cost of common stock in treasury	(533)	—	—	—	(533)
Total Owens Corning stockholders’ equity	3,708	8,078	2,525	(10,603)	3,708
Noncontrolling interests	—	—	40	—	40
Total equity	3,708	8,078	2,565	(10,603)	3,748
TOTAL LIABILITIES AND EQUITY	$8,064	$10,084	$4,243	$(14,712)	$7,679

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$1	$66	$—	$67
Receivables, less allowances	—	—	674	—	674
Due from affiliates	—	2,858	—	(2,858)	—
Inventories	—	527	290	—	817
Assets held for sale	—	—	16	—	16
Other current assets	7	132	94	—	233
Total current assets	7	3,518	1,140	(2,858)	1,807
Investment in subsidiaries	7,392	2,590	558	(10,540)	—
Due from affiliates	—	—	881	(881)	—
Property, plant and equipment, net	471	1,285	1,143	—	2,899
Goodwill	—	1,127	41	—	1,168
Intangible assets	—	989	238	(210)	1,017
Deferred income taxes	35	380	29	—	444
Other non-current assets	30	62	128	—	220
TOTAL ASSETS	$7,935	$9,951	$4,158	$(14,489)	$7,555
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$47	$667	$235	$—	$949
Due to affiliates	1,913	—	945	(2,858)	—
Short-term debt	—	25	6	—	31
Long-term debt – current portion	—	1	2	—	3
Total current liabilities	1,960	693	1,188	(2,858)	983
Long-term debt, net of current portion	1,851	15	125	—	1,991
Due to affiliates	—	881	—	(881)	—
Pension plan liability	310	—	137	—	447
Other employee benefits liability	—	237	15	—	252
Deferred income taxes	—	—	22	—	22
Other liabilities	122	175	43	(210)	130
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,954	6,371	1,927	(8,298)	3,954
Accumulated earnings	805	1,579	663	(2,242)	805
Accumulated other comprehensive deficit	(550)	—	—	—	(550)
Cost of common stock in treasury	(518)	—	—	—	(518)
Total Owens Corning stockholders’ equity	3,692	7,950	2,590	(10,540)	3,692
Noncontrolling interests	—	—	38	—	38
Total equity	3,692	7,950	2,628	(10,540)	3,730
TOTAL LIABILITIES AND EQUITY	$7,935	$9,951	$4,158	$(14,489)	$7,555

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(52)	$47	$85	$—	$80
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(9)	(112)	(30)	—	(151)
Proceeds from the sale of assets or affiliates	—	—	2	—	2
Purchases of alloy	—	—	(7)	—	(7)
Proceeds from sale of alloy	—	—	7	—	7
Net cash flow used for investing activities	(9)	(112)	(28)	—	(149)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	683	—	136	—	819
Payments on senior revolving credit and receivables securitization facilities	(634)	—	—	—	(634)
Payments on long-term debt	(5)	—	(3)	—	(8)
Net increase (decrease) in short-term debt	—	(25)	6	—	(19)
Cash dividends paid	(39)	—	—	—	(39)
Purchases of treasury stock	(47)	—	—	—	(47)
Other intercompany loans	92	94	(186)	—	—
Other	11	—	—	—	11
Net cash flow provided by financing activities	61	69	(47)	—	83
Effect of exchange rate changes on cash	—	—	(1)	—	(1)
Net increase in cash and cash equivalents	—	4	9	—	13
Cash and cash equivalents at beginning of period	—	1	66	—	67
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$5	$75	$—	$80

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(53)	$(39)	$(25)	$—	$(117)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(6)	(68)	(51)	—	(125)
Proceeds from the sale of assets or affiliates	44	—	18	—	62
Purchases of alloy	—	(2)	(15)	—	(17)
Proceeds from sale of alloy	4	—	11	—	15
Net cash flow used for investing activities	42	(70)	(37)	—	(65)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	719	—	50	—	769
Payments on senior revolving credit and receivables securitization facilities	(522)	—	—	—	(522)
Payments on long-term debt	—	—	(1)	—	(1)
Net increase (decrease) in short-term debt	—	—	16	—	16
Cash dividends paid	(19)	—	—	—	(19)
Purchase of treasury stock	(44)	—	—	—	(44)
Other intercompany loans	(130)	115	15	—	—
Other	7	—	—	—	7
Net cash flow provided by financing activities	11	115	80	—	206
Effect of exchange rate changes on cash	—	—	—	—	—
Net increase in cash and cash equivalents	—	6	18	—	24
Cash and cash equivalents at beginning of period	—	3	54	—	57
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$9	$72	$—	$81

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
EXECUTIVE OVERVIEW
The Company reported $156 million in earnings before interest and taxes (“EBIT”) for the second quarter of 2015 compared to $73 million in the same period of 2014. The Company generated $156 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the second quarter of 2015 compared to $96 million in the same period of 2014. See below for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. EBIT performance compared to the same period of 2014 improved in all three segments, with a $30 million increase in our Composites segment, a $28 million increase in our Roofing segment, and a $7 million increase in our Insulation segment. Excluding restructuring actions and adjusting items, Corporate Adjusted EBIT losses increased by $5 million.
In our Composites segment, EBIT in the second quarter of 2015 was $67 million compared to $37 million in the same period in 2014 driven primarily by increased contribution margins. In our Insulation segment, EBIT in the second quarter of 2015 was $25 million compared to $18 million in the same period in 2014 driven primarily by higher selling prices. In our Roofing segment, EBIT in the second quarter of 2015 was $90 million compared to $62 million in the same period in 2014 driven primarily by higher sales volumes and cost deflation, primarily asphalt.
In the six months ended June 30, 2015, the Company's operating activities provided $80 million in cash flow, compared to $117 million used for operating activities in the same period in 2014. This increase in cash provided by operating activities was primarily due to changes in working capital.
The Company repurchased 0.7 million shares of the Company's common stock for $28 million in the second quarter of 2015 under a previously announced repurchase program. As of June 30, 2015, 6.6 million shares remain available for repurchase under the authorization program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$1,414	$1,355	$2,621	$2,633
Gross margin	$308	$248	$517	$482
% of net sales	22%	18%	20%	18%
Charges related to cost reduction actions	$—	$—	$—	$12
Earnings before interest and taxes	$156	$73	$214	$181
Interest expense, net	$26	$31	$52	$58
Gain on extinguishment of debt	$(5)	$—	$(5)	$—
Income tax expense (benefit)	$44	$21	$57	$(18)
Net earnings attributable to Owens Corning	$91	$21	$109	$141
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
Second quarter and year-to-date net sales increased $59 million and decreased $12 million, respectively, compared to the same periods in 2014. For the second quarter, the increase in net sales was mainly due to higher sales volumes in our Roofing segment, This increase was partially offset by the negative impact of translating sales denominated in foreign currencies into United States dollars, primarily in our Composites and Insulation segments. For the year-to-date comparison, higher sales volumes in our Composites, Insulation and Roofing segments were more than offset by lower selling prices in our Roofing segment and the negative impact of foreign currency translation, primarily in our Composites and Insulation segments.
GROSS MARGIN
In the second quarter of 2015, gross margin as a percentage of sales increased four percentage points compared to the second quarter of 2014. The increase was driven by input cost deflation in our Roofing segment, and increased contribution margins in our Composites and Insulation segments. For the year-to-date 2015, gross margin as a percentage of sales increased two percentage points compared to the same period of 2014. The increase was driven by increased contribution margins in our Composites and Insulation segments, partially offset by lower selling prices in our Roofing segment.

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

The following table presents the impact and respective location of charges related to cost reduction actions and related items on the Consolidated Statement of Earnings (in millions):

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
Location	2015	2014	2015	2014
Cost of sales	$1	$—	$3	$—
Charges related to cost reduction actions	—	—	—	12
Other (income) expenses, net	(1)	—	(1)	—
Total charges related to cost reduction actions and related items	$—	$—	$2	$12
EARNINGS BEFORE INTEREST AND TAXES
EBIT increased by $83 million for the second quarter of 2015 compared to the same period in 2014. Second quarter EBIT in our Composites segment increased by $30 million. In our Insulation segment, second quarter EBIT increased by $7 million. In our Roofing segment, second quarter EBIT increased by $28 million. Corporate EBIT losses for the second quarter decreased by $18 million, due primarily to the impairment loss on our European Stone business that was recognized in the second quarter of 2014.
For the year-to-date 2015, EBIT increased by $33 million compared to the same period in 2014. Year-to-date EBIT in our Composites segment increased by $63 million. In our Insulation segment, year-to-date EBIT increased by $13 million. In our Roofing segment, year-to-date EBIT decreased by $32 million. Corporate EBIT losses for the year-to-date increased by $11 million, due primarily to the gain on sale of our Hangzhou, China facility that was recognized in the first quarter of 2014, partially offset by the impairment loss on our European Stone business that was recognized in the second quarter of 2014.
INTEREST EXPENSE, NET
Second quarter and year-to-date interest expense, net decreased $5 million and decreased $6 million, respectively, compared to the same periods in 2014. The reduction was primarily due to reduced interest expense following the November 2014 refinancing of portions of our Senior Notes due in 2016 and 2019.
GAIN ON EXTINGUISHMENT OF DEBT
The Company purchased its World Headquarters facility, which had previously been classified as a capital lease. As a result, the Company recorded a $5 million gain on extinguishment of debt in the second quarter of 2015. For the six months ended June 30, 2014, there were no extinguishments of debt.

INCOME TAX EXPENSE

Income tax expense (benefit) for the three and six months ended June 30, 2015 was an expense of $44 million and $57 million, respectively. For the second quarter and year-to-date 2015, the Company’s effective tax rate was 33% and 34%, respectively. The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and six months ended June 30, 2015 is primarily attributable to the tax accounting treatment of various locations which are currently in a loss position, the benefit of lower foreign tax rates and other discrete tax adjustments.
Realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowance of certain foreign jurisdictions by a range of $0 million to $11 million.

Income taxes for the three and six months ended June 30, 2014, was an expense of $21 million and a benefit of $18 million, respectively. For the second quarter and year-to-date 2014, the Company’s effective tax rate was 50% and (15)%, respectively. For the second quarter, the difference between the effective tax rate and the US statutory tax rate of 35% is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position. For the year-to-date period, the difference between the effective tax rate and the US statutory tax rate of 35% is primarily attributable to the resolution of an uncertain tax position upon receiving final notification from the IRS that it had completed its audit examination for the taxable years 2008 through 2010 and the reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets which cumulatively totaled $78 million. The remaining differences relate to other discrete adjustments in the quarter and the accounting treatment of various locations which are currently in a loss position in the second quarter 2014.

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

Adjusting items are shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Charges related to cost reduction actions and related items	$—	$—	$(2)	$(12)
Impairment loss on European Stone business	—	(19)	—	(19)
Gain on sale of Hangzhou, China facility	—	—	—	45
Net loss related to Hurricane Sandy	—	(4)	—	(6)
Total adjusting items	$—	$(23)	$(2)	$8

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$91	$21	$109	$141
Less: Net earnings attributable to noncontrolling interests	1	1	2	1
NET EARNINGS	92	22	111	142
Equity in net earnings of affiliates	1	1	1	1
Less: Income tax expense (benefit)	44	21	57	(18)
EARNINGS BEFORE TAXES	135	42	167	123
Interest expense, net	26	31	52	58
Gain on extinguishment of debt	(5)	—	(5)	—
EARNINGS BEFORE INTEREST AND TAXES	156	73	214	181
Less: adjusting items from above	—	(23)	(2)	8
ADJUSTED EBIT	$156	$96	$216	$173
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$508	$505	$986	$982
% change from prior year	1%	7%	—%	5%
EBIT	$67	$37	$127	$64
EBIT as a % of net sales	13%	7%	13%	7%
Depreciation and amortization expense	$31	$34	$63	$68

NET SALES

In our Composites business, net sales in the second quarter and year-to-date of 2015 increased $3 million and $4 million, respectively, compared to the same periods in 2014. For the second quarter, the quarter-over-quarter impact of translating sales denominated in foreign currencies into United States dollars negatively impacted sales by $47 million. Increased sales volumes of 2% and higher selling prices equally offset the currency impact. The remaining improvement in sales was driven by favorable product mix. For the year-to-date, foreign currency translation negatively impacted sales by $92 million, and was entirely offset by higher selling prices of $18 million, higher sales volumes, and favorable product mix.

EBIT

In our Composites business, EBIT was $30 million higher in the second quarter of 2015 compared to the same period in 2014. Higher selling prices, the favorable impact of product mix and improved manufacturing performance contributed equally to the $30 million quarter-over-quarter improvement. The negative impact of translating sales denominated in foreign currencies into United States dollars was offset equally by higher sales volumes and lower selling, general and administrative expenses.

EBIT in our Composites business for the year-to-date 2015 was $63 million higher compared to the same period in 2014. The favorable impact of product mix, higher selling prices of $18 million and improved manufacturing performance drove the year-over-year EBIT improvement. The negative impact of translating sales denominated in foreign currencies into United States dollars was offset equally by higher sales volumes and lower selling, general and administrative expenses.

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. In 2015, we expect moderate global industrial production growth.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$451	$447	$830	$802
% change from prior year	1%	8%	3%	8%
EBIT	$25	$18	$32	$19
EBIT as a % of net sales	6%	4%	4%	2%
Depreciation and amortization expense	$26	$26	$50	$51
NET SALES
In our Insulation business, net sales in the second quarter and year-to-date of 2015 increased $4 million and $28 million, respectively, compared to the same periods in 2014. For the second-quarter, higher selling prices of $7 million were offset by the negative impact of translating sales denominated in foreign currencies into United States dollars. Sales volumes were relatively flat, and the remaining increase was driven by favorable customer mix. For the year-to-date comparison, the increase was driven about equally by higher selling prices of $13 million and higher sales volumes. Foreign currency translation negatively impacted sales by $13 million, and was offset about equally by the impact of our third quarter 2014 acquisition of a building materials company in Chile and favorable customer mix.
EBIT
In our Insulation business, EBIT increased by $7 million and $13 million in the second quarter and year-to-date 2015 compared to the same periods in 2014. This increase for both comparisons was driven primarily by higher selling prices.
OUTLOOK
During the second quarter of 2015, the average Seasonally Adjusted Annual Rate (“SAAR”) of United States housing starts was approximately 1.150 million, up from an annual average of approximately 975 thousand starts in the second quarter of 2014. While the information on United States housing starts has been positive over the past couple of years, the timing and pace of recovery of the United States housing market remains uncertain.
The Company expects its Insulation business to continue to benefit from an overall strengthening of the U.S. housing market, improved pricing, and higher capacity utilization. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$503	$437	$896	$934
% change from prior year	15%	-14%	-4%	-16%
EBIT	$90	$62	$110	$142
EBIT as a % of net sales	18%	14%	12%	15%
Depreciation and amortization expense	$10	$10	$19	$19

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES
In our Roofing business, net sales in the second quarter and year-to-date of 2015 were $66 million higher and $38 million lower, respectively, compared to the same periods in 2014. For the second quarter, the increase was driven by higher sales volumes, partially offset by lower selling prices of $45 million. For the year-to-date, the decrease was driven by lower selling prices of $71 million, partially offset by slightly higher sales volumes.
EBIT
In our Roofing business, EBIT in the second quarter and year-to-date of 2015 increased $28 million and decreased $32 million, respectively, compared to the same periods in 2014. For the second quarter, lower selling prices compared to prior year negatively impacted EBIT by $45 million. About three-quarters of the remaining second quarter increase in EBIT was driven by the favorable impact of higher sales volumes and higher production levels, with the remaining improvement coming from asphalt deflation. For the year-to-date comparison, lower selling prices negatively impacted EBIT by $71 million. The impact of lower selling prices was partially offset by slightly higher sales volumes and asphalt deflation. The unfavorable impact of lower production volumes in the first quarter was largely offset by the favorable impact of higher production volumes in the second quarter.
OUTLOOK
In our roofing business, we expect the factors that have driven strong margins in recent years will continue to deliver profitability. The overall market size will impact our financial outlook for this year. Other uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.
Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Charges related to cost reduction actions and related items	—	—	(2)	(12)
Impairment loss on European Stone business	—	(19)	—	(19)
Gain on sale of Hangzhou, China facility	—	—	—	45
Net loss related to Hurricane Sandy	—	(4)	—	(6)
General corporate expense and other	(26)	(21)	(53)	(52)
EBIT	$(26)	$(44)	$(55)	$(44)
Depreciation and amortization	$9	$8	$19	$16

EBIT
In Corporate, Other and Eliminations, EBIT losses for the second quarter and year-to-date 2015 were $18 million lower and $11 million higher, respectively, compared to the same period in 2014. The changes compared to 2014 are largely driven by the timing of adjusting items, which are shown in the table above and further explained in the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A.
Excluding adjusting items, general corporate expense and other in the second quarter of 2015 was $5 million higher compared to the same period in 2014, primarily due to higher incentive compensation from stronger company performance. For the year-to-date 2015, general corporate expense and other was $1 million higher compared to the same period in 2014, as increased incentive compensation was largely offset by decreased Corporate functions spending and overall lower general corporate expenses.
Depreciation and amortization in the second quarter of 2015 was flat to the same period in 2014. For the year-to-date 2015, depreciation and amortization is $3 million higher than the same period in 2014, primarily due to including $3 million of accelerated depreciation related to our Japan and Canada restructuring plan in the 2015 results.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OUTLOOK
In 2015, we now expect general corporate expenses to be on the low end of our previous guidance of $120 million to $130 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary sources of liquidity are its senior revolving credit facility and its receivables securitization facility.
The Company has an $800 million senior revolving credit facility which matures in November 2018.
The Company has a $250 million receivables securitization facility which matures in January 2018. In July 2013, the Company amended its receivables securitization facility to extend its maturity to July 2016 and to reduce the size of the facility to $200 million during the months of November, December, and January. In January 2015, the Company amended its receivables securitization facility to extend its maturity to January 2018 and remove the seasonal reduction of the facility restoring the full $250 million of facility capacity during the months of November, December, and January.
As of June 30, 2015, the Company fully utilized its receivables securitization facility for $242 million of borrowings and $8 million of outstanding letters of credit. As of June 30, 2015, the Company utilized its senior revolving credit facility for $48 million of borrowings and $9 million of outstanding letters of credit, and has $743 million available on this facility.
The Company has no significant debt maturities before the fourth quarter of 2016. As of June 30, 2015, the Company had $2.2 billion of total debt and cash-on-hand of $80 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income tax and foreign withholding taxes upon repatriation to the U.S. The Company does not provide for U.S. income taxes on the undistributed earnings of these subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S. As of June 30, 2015, and December 31, 2014, the Company had approximately $69 million and $46 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. We consider the majority of this amount held by foreign subsidiaries to be undistributed earnings that are permanently reinvested.
As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to p. 11 of the Risk Factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for details on the factors that could inhibit our subsidiaries ability to pay dividends or make other distributions to the parent company.
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
The credit agreements applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of these types. The senior revolving credit facility and the securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of June 30, 2015.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flows
The following table presents a summary of our cash balance and cash flows (in millions):

	Six Months Ended June 30,
	2015	2014
Cash balance	$80	$81
Net cash flow provided by (used for) operating activities	$80	$(117)
Net cash flow used for investing activities	$(149)	$(65)
Net cash flow provided by financing activities	$83	$206
Availability on the senior revolving credit facility	$743	$587
Availability on the receivables securitization facility	$—	$—
Operating activities: For the six months ended June 30, 2015, the Company's operating activities provided $80 million of cash compared to $117 million used for operating activities in the same period in 2014. The change in cash provided by (used for) operating activities was primarily due to a smaller increase in working capital in 2015 compared to the same period of 2014.
Investing activities: Net cash flow used for investing activities increased $84 million for the six months ended June 30, 2015 compared to the same period of 2014. For the six months ended June 30, 2014, the Company received $77 million related to the sale of assets or affiliates, negatively impacting the year-over-year comparison.
Financing activities: Net cash provided by financing activities was $123 million lower for the six months ended June 30, 2015 compared to the same period in 2014. The decrease in cash provided by financing activities was due primarily to lower net borrowings on both our senior revolving credit facility and short-term debt arrangements.
2015 Investments
Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2015 are expected to be approximately $380 million, which is roughly $70 million greater than expected depreciation and amortization. Capital spending in excess of depreciation and amortization is primarily due to the construction of our non-woven composites plant in Gastonia, North Carolina and construction of our recently announced mineral wool insulation plant in Joplin, Missouri. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.
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
Fair Value Measurement

Please refer to Note 15 of the Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the six months ended June 30, 2015, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended June 30, 2015, our RIR was 0.42 as compared to 0.52 in the same period a year ago. For the six months ended June 30, 2015, our RIR was 0.53 as compared to 0.50 in the same period a year ago.
ACCOUNTING PRONOUNCEMENTS

Please refer to Note 18 of the Consolidated Financial Statements.
ENVIRONMENTAL MATTERS
Please refer to Note 12 of the Consolidated Financial Statements.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” "will" and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	levels of residential and commercial construction activity;

•	competitive and pricing factors;

•	levels of global industrial production;

•	demand for our products;

•	relationships with key customers;

•	industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;

•	foreign exchange and commodity price fluctuations;

•	our level of indebtedness;

•	weather conditions;

•	availability and cost of credit;

•	availability and cost of energy and raw materials;

•	issues involving implementation and protection of information technology systems;

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	domestic and international economic and political conditions, including new legislation or other governmental actions;

•	our ability to utilize our net operating loss carryforwards;

•	research and development activities and intellectual property protection;

•	interest rate movements;

•	labor disputes and litigation;

•	uninsured losses;

•	issues related to acquisitions, divestitures and joint ventures;

•	achievement of expected synergies, cost reductions and/or productivity improvements; and

•	defined benefit plan funding obligations.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the six months ended June 30, 2015. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS
The information required by this item is incorporated by reference to Note 12, "Contingent Liabilities and Other Matters".

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2015	339,195		$40.28	338,101	7,019,165
May 1-31, 2015	370,028		39.17	370,000	6,649,165
June 1-30, 2015	1,568		41.10	—	6,649,165
Total	710,791	*	$39.70	708,101	6,649,165

*	The Company retained 2,690 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

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

OWENS CORNING

Registrant

Date:	July 22, 2015	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer

Date:	July 22, 2015	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller

EXHIBIT INDEX

Exhibit Number	Description
10.32	Form of Deferred Stock Unit Award Agreement for Directors (filed herewith)*.

10.33	Form of Long Term Incentive Program Award Agreement for Restricted Stock Unit (filed herewith)*.

10.34	Form of Long Term Incentive Program Award Agreement for Performance Share Unit (filed herewith)*.

10.35	Form of Long Term Incentive Program Award Agreement for Restricted Stock (filed herewith)*.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*Denotes management contract or compensatory plan or arrangement