Form 10-Q
period 2015-09-30
Owens Corning
filed 2015-10-21
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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
Yes ☐             No ☑
As of October 15, 2015, 116,585,687 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET SALES	$1,461	$1,382	$4,082	$4,015
COST OF SALES	1,121	1,131	3,225	3,282
Gross margin	340	251	857	733
OPERATING EXPENSES
Marketing and administrative expenses	130	110	389	372
Science and technology expenses	18	18	53	57
Charges related to cost reduction actions	(5)	19	(5)	31
Other expenses (income), net	1	(3)	10	(15)
Total operating expenses	144	144	447	445
EARNINGS BEFORE INTEREST AND TAXES	196	107	410	288
Interest expense, net	28	28	80	86
Gain on extinguishment of debt	—	—	(5)	—
EARNINGS BEFORE TAXES	168	79	335	202
Less: Income tax expense	55	27	112	9
Equity in net earnings of affiliates	—	—	1	1
NET EARNINGS	113	52	224	194
Less: Net earnings attributable to noncontrolling interests	1	—	3	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$112	$52	$221	$193
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.96	$0.44	$1.88	$1.64
Diluted	$0.95	$0.44	$1.87	$1.63
Dividend	$0.17	$0.16	$0.51	$0.48
WEIGHTED AVERAGE COMMON SHARES
Basic	117.2	117.4	117.5	117.5
Diluted	118.3	118.1	118.4	118.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET EARNINGS	$113	$52	$224	$194
Currency translation adjustment (net of tax of $(2) and $0 for the three months ended September 30, 2015 and 2014, respectively, and $(4), and $0 for the nine months ended September 30, 2015 and 2014, respectively)	(38)	(59)	(81)	(64)
Pension and other postretirement adjustment (net of tax of $(1) for the three months ended September 30, 2015 and 2014, and $(4), and $(3) for for the nine months ended September 30, 2015 and 2014, respectively)	6	4	12	6
Deferred gain (loss) on hedging (net of tax of $1 and $0 for the three months ended September 30, 2015 and 2014, respectively, and $(1), and $1 for the nine months ended September 30, 2015 and 2014, respectively)	(1)	—	2	(1)
COMPREHENSIVE EARNINGS	80	(3)	157	135
Less: Comprehensive earnings attributable to noncontrolling interests	1	—	3	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$79	$(3)	$154	$134

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	September 30, 2015	December 31, 2014
CURRENT ASSETS
Cash and cash equivalents	$62	$67
Receivables, less allowances of $9 at September 30, 2015 and $10 at December 31, 2014	861	674
Inventories	701	817
Assets held for sale	14	16
Other current assets	237	233
Total current assets	1,875	1,807
Property, plant and equipment, net	2,885	2,899
Goodwill	1,167	1,168
Intangible assets	1,004	1,017
Deferred income taxes	352	444
Other non-current assets	228	220
TOTAL ASSETS	$7,511	$7,555

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$963	$949
Short-term debt	18	31
Long-term debt – current portion	3	3
Total current liabilities	984	983
Long-term debt, net of current portion	1,979	1,991
Pension plan liability	375	447
Other employee benefits liability	243	252
Deferred income taxes	18	22
Other liabilities	138	130
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,959	3,954
Accumulated earnings	966	805
Accumulated other comprehensive deficit	(617)	(550)
Cost of common stock in treasury (c)	(574)	(518)
Total Owens Corning stockholders’ equity	3,735	3,692
Noncontrolling interests	39	38
Total equity	3,774	3,730
TOTAL LIABILITIES AND EQUITY	$7,511	$7,555

(a)	10 shares authorized; none issued or outstanding at September 30, 2015, and December 31, 2014

(b)	400 shares authorized; 135.5 issued and 116.7 outstanding at September 30, 2015; 135.5 issued and 117.8 outstanding at December 31, 2014

(c)	18.8 shares at September 30, 2015, and 17.7 shares at December 31, 2014
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2015	2014
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$224	$194
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	224	229
Gain on sale of fixed assets	(1)	(50)
Net loss on sale of European Stone business	—	20
Deferred income taxes	75	(4)
Provision for pension and other employee benefits liabilities	10	14
Stock-based compensation expense	22	21
Other non-cash	(6)	(28)
Gain on extinguishment of debt	(5)	—
Change in working capital	(102)	(257)
Pension fund contribution	(59)	(51)
Payments for other employee benefits liabilities	(16)	(16)
Other	18	(10)
Net cash flow provided by operating activities	384	62
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(240)	(216)
Proceeds from the sale of assets or affiliates	3	65
Investment in subsidiaries and affiliates, net of cash acquired	—	(12)
Derivative settlement	—	1
Purchases of alloy	(8)	(25)
Proceeds from sale of alloy	8	25
Net cash flow used for investing activities	(237)	(162)
NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,079	1,068
Payments on senior revolving credit and receivables securitization facilities	(1,082)	(919)
Payments on long-term debt	(8)	(1)
Net increase (decrease) in short-term debt	(10)	21
Cash dividends paid	(58)	(37)
Purchases of treasury stock	(86)	(44)
Other	18	7
Net cash flow (used for) provided by financing activities	(147)	95
Effect of exchange rate changes on cash	(5)	(1)
Net decrease in cash and cash equivalents	(5)	(6)
Cash and cash equivalents at beginning of period	67	57
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62	$51

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
In the three and nine months ended September 30, 2015, the Company recorded additional income tax expense of $4 million and $8 million, respectively, related to prior periods. The effects of these charges were not material to the current or any previously issued financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reportable Segments
Composites	$500	$489	$1,486	$1,471
Insulation	502	454	1,332	1,256
Roofing	502	474	1,398	1,408
Total reportable segments	1,504	1,417	4,216	4,135
Corporate eliminations	(43)	(35)	(134)	(120)
NET SALES	$1,461	$1,382	$4,082	$4,015

External Customer Sales by Geographic Region
United States	$1,029	$938	$2,825	$2,726
Europe	128	142	393	451
Asia Pacific	178	168	492	474
Other	126	134	372	364
NET SALES	$1,461	$1,382	$4,082	$4,015

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.	SEGMENT INFORMATION (continued)

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reportable Segments
Composites	$61	$32	$188	$96
Insulation	58	43	90	62
Roofing	103	58	213	200
Total reportable segments	222	133	491	358
Charges related to cost reduction actions and related items	(2)	(21)	(4)	(33)
Net loss on sale of European Stone business	—	(1)	—	(20)
Impairment loss on Alcala, Spain facility held for sale	—	(3)	—	(3)
Gain on sale of Hangzhou, China facility	—	—	—	45
Net loss related to Hurricane Sandy	—	—	—	(6)
General corporate expense and other	(24)	(1)	(77)	(53)
EBIT	$196	$107	$410	$288

3.	INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2015	December 31, 2014
Finished goods	$477	$568
Materials and supplies	224	249
Total inventories	$701	$817

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2015, and December 31, 2014, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	September 30, 2015	December 31, 2014
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross currency swaps	Other current assets	$5	$—
Cross currency swaps	Other non current assets	$3	$—
Amount of gain recognized in OCI (effective portion)	OCI	$9	$—
Fair value hedges:
Interest rate swaps	Other current assets	$1	$—
Interest rate swaps	Other non current assets	$5	$—
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas and electricity, and foreign exchange contracts	Accounts payable and accrued liabilities	$4	$9
Amount of loss recognized in OCI (effective portion)	OCI	$6	$8
Fair value hedges:
Interest rate swaps	Other liabilities	$—	$(3)
Derivative assets not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$1	$2

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2015	2014	2015	2014
Derivative activity designated as hedging instruments:
Natural gas and electricity:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$2	$1	$8	$—
Interest rate swaps:
Amount of (gain) loss recognized in earnings	Interest expense, net	$—	$(1)	$—	$—
Derivative activity not designated as hedging instruments:
Natural gas and electricity:
Amount of (gain) recognized in earnings	Other expenses (income), net	$—	$(5)	$(1)	$(5)
Foreign currency exchange contract:
Amount of (gain) loss recognized in earnings (a)	Other expenses (income), net	$(3)	$—	$(3)	$1

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
As of September 30, 2015, $6 million of losses included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that are expected to impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.

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

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

September 30, 2015	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20	$172	$(80)	$92
Technology	21	193	(90)	103
Franchise and other agreements	13	43	(20)	23
Indefinite-lived intangible assets:
Trademarks		786	—	786
Total intangible assets		$1,194	$(190)	$1,004
Goodwill		$1,167

December 31, 2014	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$172	$(72)	$100
Technology	20	193	(83)	110
Franchise and other agreements	12	39	(18)	21
Indefinite-lived intangible assets:
Trademarks		786	—	786
Total intangible assets		$1,190	$(173)	$1,017
Goodwill		$1,168

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The changes in the gross carrying amount of intangible assets by asset group are as follows (in millions):

	Customer relationships	Technology	Franchise and other agreements	Trademarks	Total
Balance at December 31, 2014	$172	$193	$39	$786	$1,190
Additional Franchises and Agreements	—	—	4	—	4
Balance at September 30, 2015	$172	$193	$43	$786	$1,194

Other Intangible Assets
The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $22 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to our amortizable intangible assets.
Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first nine months of 2015.

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2015	December 31, 2014
Land	$193	$196
Buildings and leasehold improvements	778	789
Machinery and equipment	3,435	3,405
Construction in progress	296	233
	4,702	4,623
Accumulated depreciation	(1,817)	(1,724)
Property, plant and equipment, net	$2,885	$2,899
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 16% and 15% of total machinery and equipment as of September 30, 2015, and December 31, 2014, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.     ASSETS HELD FOR SALE
Assets held for sale as of September 30, 2015 consists of Property, plant and equipment related to two closed production facilities in Alcala, Spain and Vado, Italy, and one assembly and warehousing facility held for sale in the United States.

8. WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Nine Months Ended September 30, 2015
Beginning balance	$40
Amounts accrued for current year	13
Settlements of warranty claims	(11)
Ending balance	$42

9.     COST REDUCTION ACTIONS

2014 Cost Reduction Actions

During 2014, the Company took actions to reduce costs throughout its global Composites network, mainly through the decision to close a facility in Japan and optimize a facility in Canada, in addition to other cost reduction actions. The Company also took actions in 2014 to streamline its management structure and reduce costs, resulting in the elimination of the Building Materials Group organizational structure. For the year-to-date 2015, the Company recorded $5 million of net gains in charges related to cost reduction actions, comprised of a $3 million gain from the revision of estimated total severance costs of these actions, $1 million in charges for a contract termination, and $3 million of net gains related to pension curtailment and settlement. For the year-to-date 2015, the Company also recorded $9 million of net charges in other items related to cost reduction actions, primarily comprised of facility closure costs in Japan.
The following table summarizes the status of the unpaid liabilities from the Company’s charges related to cost reduction actions (in millions):

	Balance at December 31, 2014	Costs Incurred	Payments	Foreign Currency Translation	Non-cash Items	Balance at September 30, 2015	Cumulative Charges Incurred
Severance	$31	$(3)	$17	$(1)	$—	$10	$33
Contract Termination	3	1	—	—	—	4	4
Pension Curtailment and Settlement	—	(3)	—	—	3	—	(3)
Total	$34	$(5)	$17	$(1)	$3	$14	$34

The Company expects the unpaid balance of these severance and contract termination charges to be paid over the next year.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	September 30, 2015	December 31, 2014
6.50% senior notes, net of discount, due 2016	$158	$158
9.00% senior notes, net of discount, due 2019	143	143
4.20% senior notes, net of discount, due 2022	600	600
4.20% senior notes, net of discount, due 2024	393	392
7.00% senior notes, net of discount, due 2036	540	540
Accounts receivable securitization facility, maturing in 2018	102	106
Senior revolving credit facility, maturing in 2018	—	—
Various capital leases, due through and beyond 2050	37	47
Fair value adjustment to debt	9	8
Total long-term debt	1,982	1,994
Less – current portion	3	3
Long-term debt, net of current portion	$1,979	$1,991
Senior Notes
The Company issued $400 million of senior notes, due in 2024, on November 12, 2014 at 4.20%. The Company paid $4 million in loan costs in connection with the 2024 notes. These costs were deferred and are being amortized over the term of the 2024 notes. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2015. The proceeds from these notes were used to repay $242 million of our 2016 senior notes, $105 million of our 2019 senior notes and to pay down our Senior Revolving Credit Facility.
The Company issued $600 million of senior notes, due in 2022, on October 17, 2012. The proceeds of these notes were used to refinance $250 million of our 2016 senior notes, $100 million of our 2019 senior notes and pay down our Senior Revolving Credit Facility. Interest on the notes is payable semiannually in arrears on June 15 and December 15 each year, beginning on June 15, 2013.
The Company issued $350 million of senior notes, due in 2019, on June 3, 2009. On October 31, 2006, the Company issued $650 million of senior notes, due in 2016, and $540 million of senior notes, due in 2036. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2015.
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

On June 28, 2013, the Company entered into interest rate swap agreements effective July 1, 2013 to manage its interest rate exposure by swapping $100 million of fixed rate to variable rate exposure designated against our 4.20% senior notes due in 2022. The swaps are carried at fair value and recorded as other assets or liabilities, with a fair value adjustment to long-term debt on the Consolidated Balance Sheets.
Senior Revolving Credit Facility
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of September 30, 2015.
As of September 30, 2015, the Company had no borrowings on its Senior Revolving Credit Facility, $9 million of outstanding letters of credit, and $791 million available on this facility.
Receivables Securitization Facility
Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivables Purchase Agreement (the “RPA”) that are accounted for as secured borrowings in accordance with Accounting Standards Codification ("ASC") 860, Accounting for Transfers and Servicing. Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility was amended in November of 2013 to extend its maturity to July 2016 and to reduce the size of the facility to $200 million during the months of November, December, and January. The securitization facility was amended in January of 2015 to extend its maturity to January 2018 and remove the seasonal reduction of the facility restoring the full $250 million of facility capacity during the months of November, December, and January. As of September 30, 2015, the Company utilized its receivables securitization facility for $102 million in borrowings and $2 million of outstanding letters of credit, and had $146 million available on this facility. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates, plus a fixed spread.
The RPA contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of September 30, 2015.
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
Capital Leases
In the second quarter of 2015 the Company purchased its World Headquarters facility which had previously been classified as a capital lease. As a result, the Company reduced its capital lease obligation by $10 million and recorded a $5 million gain on extinguishment of debt in the second quarter of 2015.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	DEBT (continued)

Short-Term Debt
At September 30, 2015 and December 31, 2014, short-term borrowings were $18 million and $31 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 7% for September 30, 2015 and 7.2% for December 31, 2014.

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
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$1	$3	$2	$2	$4
Interest cost	11	3	14	12	6	18
Expected return on plan assets	(15)	(5)	(20)	(14)	(7)	(21)
Amortization of actuarial loss	4	1	5	2	1	3
Settlement gain	—	(1)	(1)	—	—	—
Curtailment gain	—	(1)	(1)	—	—	—
Net periodic pension cost	$2	$(2)	$—	$2	$2	$4

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$6	$3	$9	$6	$4	$10
Interest cost	33	13	46	36	17	53
Expected return on plan assets	(44)	(18)	(62)	(43)	(20)	(63)
Amortization of actuarial loss	11	3	14	7	2	9
Settlement gain	—	(1)	(1)	—	—	—
Curtailment gain	—	(2)	(2)	—	—	—
Net periodic pension cost	$6	$(2)	$4	$6	$3	$9

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The Company expects to contribute approximately $48 million in cash to the United States Pension Plans and another $14 million to non-United States plans during 2015. The Company made cash contributions of approximately $59 million to the plans during the nine months ended September 30, 2015.
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
The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$2	$2
Interest cost	3	3	7	8
Amortization of prior service cost	(1)	(1)	(3)	(3)
Amortization of actuarial gain	—	(1)	—	(2)
Net periodic benefit cost	$3	$2	$6	$5

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

Environmental Matters

The Company has been deemed by the United States Environmental Protection Agency to be a Potentially Responsible Party (“PRP”) with respect to certain sites under the Comprehensive Environmental Response Compensation and Liability Act. The Company has also been deemed a PRP under similar state or local laws and in other instances other PRPs have brought suits against it as a PRP for contribution under such federal, state, or local laws. At September 30, 2015, the Company had environmental remediation liabilities as a PRP at 19 sites where it has a continuing legal obligation to either complete remedial actions or contribute to the completion of remedial actions as part of a group of PRPs. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. To the extent that the required remediation procedures or timing of those procedures change, additional contamination is identified, or the financial condition of other PRPs is adversely affected, the estimate of our environmental liabilities may change. For these sites the Company estimates a reserve to reflect environmental liabilities that have been asserted or are probable of assertion, in which liabilities are probable and reasonably estimable. At September 30, 2015, our reserve for such liabilities was $2 million. Changes in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in increases to our environmental obligations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.    STOCK COMPENSATION
Stock Plans
On April 18, 2013, the Company’s stockholders approved the Owens Corning 2013 Stock Plan (the “2013 Stock Plan”) which replaced the 2010 Stock Plan, whose available shares were rolled into and made available under the 2013 Stock Plan. The 2013 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At September 30, 2015, the number of shares remaining available under the 2013 Stock Plan for all stock awards was 2.0 million.
Stock Options
The Company did not grant any stock options during the nine months ended September 30, 2015. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years.
During the three and nine months ended September 30, 2015 the Company recognized expense of $1 million and $3 million, respectively, related to the Company's stock options. During the three and nine months ended September 30, 2014, the Company recognized expense of $1 million, and $4 million related to the Company’s stock options, respectively. As of September 30, 2015, there was $5 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.99 years. The total aggregate intrinsic value of options outstanding as of September 30, 2015 was $23 million.
The following table summarizes the Company’s stock option activity:

	Nine Months Ended September 30, 2015
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	2,754,895	$31.04
Exercised	(579,800)	30.31
Forfeited	(105,100)	38.09
Expired	(5,100)	41.89
Ending Balance	2,064,895	$30.86
The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at September 30, 2015	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$13.89-$42.16	2,064,895	4.50	$30.86	1,664,395	3.72	$29.04

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION (continued)

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
During the three and nine months ended September 30, 2015, the Company recognized expense of $5 million and $13 million, respectively, related to the Company's restricted stock. During the three and nine months ended September 30, 2014, the Company recognized expense of $4 million and $13 million, respectively, related to the Company’s restricted stock. As of September 30, 2015, there was $30 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.73 years. The total fair value of shares vested during the nine months ended September 30, 2015 and 2014 was $17 million and $14 million, respectively.
The following table summarizes the Company’s restricted stock activity:

	Nine Months Ended September 30, 2015
	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,727,741	$33.58
Granted	609,087	39.61
Vested	(485,778)	34.32
Forfeited	(129,999)	38.13
Ending Balance	1,721,051	$35.29
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
In the nine months ended September 30, 2015, the Company granted both internal company-based and external-based metric PSUs.
Internal based metrics
The internal company-based metrics vest after a three-year period and are based on return on invested capital over a three-year period. The amount of stock distributed will vary from 0% to 300% of PSUs awarded depending on performance versus the company-based metrics.
The initial fair value for all internal company-based metric PSUs assumes that the performance goals will be achieved and is based on the grant date stock price. This assumption is monitored quarterly and if it becomes probable that such goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. The expected term represents the period from the grant date to the end of the three-year performance period. Pro-rata vesting may be utilized in the case of death or disability, and awards if earned will be paid at the end of the three-year period.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION (continued)

External based metrics
The external-based metric vests after a three-year period. Outstanding grants issued in 2015 will be based on the Company's total stockholder return relative to the performance of the S&P Building & Construction Industry Index. Outstanding grants issued prior to 2015 are based on the Company's total stockholder return relative to the performance of the companies in the S&P 500 Index. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.
The Company estimated the fair value of the external-based metric performance stock grants using a Monte Carlo simulation that uses various assumptions that include expected volatility of 29.2%, and a risk free interest rate of 1.1% both of which were based on an expected term of 2.90 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of grant. The expected term represents the period from the grant date to the end of the three-year performance period. Compensation expense for external based metric PSUs is measured based on the grant date fair value and is recognized on a straight-line basis over the vesting period. Pro-rata vesting may be utilized in the case of death or disability, and awards if earned will be paid at the end of the three-year period.
During the three and nine months ended September 30, 2015, the Company recognized expense of $2 million and $5 million, respectively, related to the Company's PSUs. During the three and nine months ended September 30, 2014, the Company recognized expense of $1 million and $4 million related to the Company’s PSUs, respectively. As of September 30, 2015, there was $11 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.80 years.
The following table summarizes the Company’s PSU activity:

	Nine Months Ended September 30, 2015
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	416,250	$49.53
Granted	251,600	43.88
Forfeited	(80,650)	48.53
Ending Balance	587,200	$47.25
Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. At the approval date, 2 million shares were available for purchase under the ESPP. As of September 30, 2015, 1.7 million shares remain available for purchase.
During the three and nine months ended September 30, 2015 the Company recognized expense of less than $1 million and $1 million, respectively, related to the Company's ESPP. During the three and nine months ended September 30, 2014, the Company recognized expense of less than $1 million, and $1 million, respectively, related to the Company’s ESPP. As of September 30, 2015, there was less than $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net earnings attributable to Owens Corning	$112	$52	$221	$193
Weighted-average number of shares outstanding used for basic earnings per share	117.2	117.4	117.5	117.5
Non-vested restricted and performance shares	0.7	0.4	0.5	0.4
Options to purchase common stock	0.4	0.3	0.4	0.4
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	118.3	118.1	118.4	118.3
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$0.96	$0.44	$1.88	$1.64
Diluted	$0.95	$0.44	$1.87	$1.63
In 2012, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program authorizes the Company to repurchase shares through the open market, in privately negotiated or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 2.1 million shares of its common stock for $89 million during the nine months ended September 30, 2015 under the Repurchase Program. As of September 30, 2015, 5.6 million shares remain available for repurchase under the Repurchase Program.
For the three months ended September 30, 2015, the number of shares used in the calculation of diluted earnings per share did not include 0.6 million of options to purchase common stock, due to their anti-dilutive effect. For the nine months ended September 30, 2015, the number of shares used in the calculation of diluted earnings per share did not include 0.1 million non-vested Restricted and Performance shares, and 0.6 million of options to purchase common stock, due to their anti-dilutive effect.
For the three and nine months ended September 30, 2014, the number of shares used in the calculation of diluted earnings per share did not include 1.3 million and 1.0 million, respectively, of options to purchase common stock, due to their anti-dilutive effect.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    FAIR VALUE MEASUREMENT (continued)

Derivatives

The Company executes financial derivative contracts for the purpose of mitigating risk exposure that is generated from our normal operations. These derivatives consist of natural gas swaps, interest rate swaps, cross currency swaps, and foreign exchange forward contracts, all of which are over-the-counter and not traded through an exchange. The Company uses widely accepted valuation tools to determine fair value, such as discounting cash flows to calculate a present value for the derivatives. The models use Level 2 inputs, such as forward curves and other commonly quoted observable transactions and prices.
Contingent Consideration

In connection with our third quarter 2014 acquisition, we recorded contingent consideration pertaining to amounts payable to the former owners related to a put/call option that is to be determined based on a multiple of 2016 EBITDA that contains a cap of $7 million and a floor of $4 million. The valuation of contingent consideration uses assumptions we believe would be made by a market participant and has been based on a significant input not observable in the market. The significant unobservable input used in the fair value measurement of our contingent consideration includes our internal forecast of business performance, which is a Level 3 input. The fair value of the put/call as of September 30, 2015 is $6 million and has been recorded in Other liabilities on the Consolidated Balance Sheet. The change in fair value of $1 million for the nine months ended September 30, 2015 was recognized in Interest expense, net on the Consolidated Statements of Earnings.

The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall as of September 30, 2015 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets	$15	$—	$15	$—
Liabilities:
Derivative liabilities	$5	$—	$5	$—
Contingent consideration	6	—	—	6
Total liabilities	$11	$—	$5	$6
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

15.    FAIR VALUE MEASUREMENT (continued)

Items Disclosed at Fair Value
Long-term debt
The following table shows the fair value of the Company’s long-term debt as calculated based on quoted market prices for the same or similar issues (Level 2 input), or on the current rates offered to the Company for debt of the same remaining maturities:

	September 30, 2015	December 31, 2014
6.50% senior notes, net of discount, due 2016	104%	109%
9.00% senior notes, net of discount, due 2019	118%	119%
4.20% senior notes, net of discount, due 2022	102%	101%
4.20% senior notes, net of discount, due 2024	100%	99%
7.00% senior notes, net of discount, due 2036	118%	124%
The Company determined that the book value of the remaining long-term debt instruments approximates market value.

16.    INCOME TAXES

The following table provides the Income tax expense and effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income tax expense	$55	$27	$112	$9
Effective tax rate	33%	34%	33%	4%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and nine months ended September 30, 2015 is primarily attributable to the tax accounting treatment of various locations which are currently in a loss position, reversal of valuation allowances, the benefit of lower foreign tax rates, and other discrete tax adjustments.
Realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowance of certain foreign jurisdictions by a range of $0 million to $50 million.
For the third quarter of 2014, the difference between the effective tax rate and the statutory rate of 35% is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position. For the year-to-date 2014 period, the difference between the effective tax rate and the statutory rate of 35% is primarily attributable to the resolution of an uncertain tax position upon receiving final notification from the IRS that it had completed its audit examination for the taxable years 2008 through 2010 and the reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets which cumulatively totaled $78 million. The remaining differences relate to other discrete adjustments and the accounting treatment of various locations which are currently in a loss position.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT
The following table summarizes the changes in accumulated other comprehensive income (deficit) (“AOCI”) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Currency Translation Adjustment
Beginning balance	$(176)	$(3)	$(133)	$2
Loss on foreign currency translation	(40)	(60)	(86)	(65)
Gain on net investment hedge	4	—	9	—
Income tax expense of amount classified into AOCI	(2)	—	(4)	—
Net loss on foreign currency translation	(38)	(60)	(81)	(65)
(Gains)/Losses reclassified from AOCI to income	—	1	—	1
Other comprehensive income/(loss), net of tax	(38)	(59)	(81)	(64)
Ending balance	$(214)	$(62)	$(214)	$(62)

Pension and Other Postretirement Adjustment
Beginning balance	$(406)	$(298)	$(412)	$(300)
Amortization of actuarial loss (a)	5	2	14	7
Amortization of prior service gain (a)	(1)	(1)	(3)	(3)
Settlement gain (a)	(1)	—	(1)	—
Income tax benefit of amounts reclassified from AOCI to income	(1)	(1)	(4)	(3)
Net amortization and gain/(loss) reclassified from AOCI to net income	2	—	6	1
Translation impact on non-US. Plans	4	4	6	5
Other comprehensive income, net of tax	6	4	12	6
Ending balance	$(400)	$(294)	$(400)	$(294)

Deferred Gain (Loss) on Hedging
Beginning balance	$(2)	$—	$(5)	$1
Change in mark to market hedges	(4)	(1)	(5)	(2)
Income tax benefit of amount classified into AOCI	2	—	2	1
Net loss on derivative instruments	(2)	(1)	(3)	(1)
Amounts reclassified from AOCI to income (b)	2	1	8	—
Income tax benefit of amounts reclassified from AOCI to income	(1)	—	(3)	—
Net gain reclassified from AOCI to net income	1	1	5	—
Other comprehensive income/(loss), net of tax	(1)	—	2	(1)
Ending balance	$(3)	$—	$(3)	$—

Total AOCI ending balance	$(617)	$(356)	$(617)	$(356)

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements and footnote disclosures. ASU 2014-09 is effective, as amended by ASU 2015-14, for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2018.
In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. In August 2015, the FASB issued ASU 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," ("ASU 2015-15"). ASU 2015-15, which is effective immediately, states that entities may continue presenting unamortized debt issuance costs for line-of-credit arrangements as an asset. These updates are not expected to have a material impact on the Company's Consolidated Financial Statements. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Accordingly, ASU 2015-03 is effective for the Company on January 1, 2016.
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
In July 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)" ("ASU 2015-07"). ASU 2015-07 modifies the practical expedient that permits an entity to measure the fair value of certain investments using the net asset value per share of the investment. The amendment removes the requirement to categorize investments within the fair value hierarchy that are measured using this practical expedient. The amendment also limits disclosure to investments for which the practical expedient has been elected instead of all investments eligible for the practical expedient. The Company is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements. ASU 2015-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2016.
In July 2015, the FASB issued ASU No. 2015-11 "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11"). ASU 2015-11 requires that inventory be subsequently measured at the lower or cost or net realizable value. Prior to the issuance of this standard, inventory was measured at the lower of cost or market. The update is not expected to have a material impact on the Company's Consolidated Financial Statements. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2017.
In July 2015, the FASB issued ASU No. 2015-12 "Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Part I. Fully Benefit-Responsive Investment Contract; Part II. Plan Investment Disclosures; Part III. Measurement Date Practical Expedient" ("ASU 2015-12"). ASU 2015-12 Part II simplifies the disclosure of plan assets by removing the requirement to disaggregate the fair value of assets disclosed by general type. The Company is currently assessing the impact that adopting this new accounting guidance will have on its

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    ACCOUNTING PRONOUNCEMENTS (continued)

Consolidated Financial Statements. ASU 2015-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2016.
In August 2015, the FASB issued ASU No. 2015-13 "Derivatives and Hedging (Topic 815): Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets" ("ASU 2015-13"). ASU 2015-13 now allows the application of the normal purchases and normal sales scope exception to energy purchases in nodal market delivery hubs. The update is not expected to have a material impact on the Company's Consolidated Financial Statements. ASU 2015-13 is effective immediately.
In September 2015, the FASB issued ASU No. 2015-16 "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The update is not expected to have a material impact on the Company's Consolidated Financial Statements. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2016.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,044	$514	$(97)	$1,461
COST OF SALES	(1)	826	393	(97)	1,121
Gross margin	1	218	121	—	340
OPERATING EXPENSES
Marketing and administrative expenses	30	71	29	—	130
Science and technology expenses	—	15	3	—	18
Charges related to cost reduction actions	—	—	(5)	—	(5)
Other expenses (income), net	(24)	—	25	—	1
Total operating expenses	6	86	52	—	144
EARNINGS BEFORE INTEREST AND TAXES	(5)	132	69	—	196
Interest expense, net	25	—	3	—	28
Gain on extinguishment of debt	—	—	—	—	—
EARNINGS BEFORE TAXES	(30)	132	66	—	168
Less: Income tax expense	(10)	51	14	—	55
Equity in net earnings of subsidiaries	132	51	—	(183)	—
Equity in net earnings of affiliates	—	—	—	—	—
NET EARNINGS	112	132	52	(183)	113
Less: Net earnings attributable to noncontrolling interests	—	—	1	—	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$112	$132	$51	$(183)	$112

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$964	$511	$(93)	$1,382
COST OF SALES	(5)	795	434	(93)	1,131
Gross margin	5	169	77	—	251
OPERATING EXPENSES
Marketing and administrative expenses	24	55	31	—	110
Science and technology expenses	—	14	4	—	18
Charges related to cost reduction actions	—	—	19	—	19
Other expenses (income), net	2	(6)	1	—	(3)
Total operating expenses	26	63	55	—	144
EARNINGS BEFORE INTEREST AND TAXES	(21)	106	22	—	107
Interest expense, net	26	—	2	—	28
EARNINGS BEFORE TAXES	(47)	106	20	—	79
Less: Income tax expense	(17)	37	7	—	27
Equity in net earnings of subsidiaries	82	13	—	(95)	—
Equity in net earnings of affiliates	—	—	—	—	—
NET EARNINGS	52	82	13	(95)	52
Less: Net earnings attributable to noncontrolling interests	—	—	—	—	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$52	$82	$13	$(95)	$52

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$2,883	$1,485	$(286)	$4,082
COST OF SALES	—	2,347	1,164	(286)	3,225
Gross margin	—	536	321	—	857
OPERATING EXPENSES
Marketing and administrative expenses	92	209	88	—	389
Science and technology expenses	—	44	9	—	53
Charges related to cost reduction actions	—	—	(5)	—	(5)
Other expenses (income), net	(41)	12	39	—	10
Total operating expenses	51	265	131	—	447
EARNINGS BEFORE INTEREST AND TAXES	(51)	271	190	—	410
Interest expense, net	73	2	5	—	80
Gain on extinguishment of debt	(5)	—	—	—	(5)
EARNINGS BEFORE TAXES	(119)	269	185	—	335
Less: Income tax expense	(39)	97	54	—	112
Equity in net earnings of subsidiaries	301	129	—	(430)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS	221	301	132	(430)	224
Less: Net earnings attributable to noncontrolling interests	—	—	3	—	3
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$221	$301	$129	$(430)	$221

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$2,800	$1,496	$(281)	$4,015
COST OF SALES	(9)	2,314	1,258	(281)	3,282
Gross margin	9	486	238	—	733
OPERATING EXPENSES
Marketing and administrative expenses	84	191	97	—	372
Science and technology expenses	—	44	13	—	57
Charges related to cost reduction actions	—	1	30	—	31
Other expenses (income), net	(14)	8	(9)	—	(15)
Total operating expenses	70	244	131	—	445
EARNINGS BEFORE INTEREST AND TAXES	(61)	242	107	—	288
Interest expense, net	80	2	4	—	86
EARNINGS BEFORE TAXES	(141)	240	103	—	202
Less: Income tax expense	(53)	46	16	—	9
Equity in net earnings of subsidiaries	281	87	—	(368)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS	193	281	88	(368)	194
Less: Net earnings attributable to noncontrolling interests	—	—	1	—	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$193	$281	$87	$(368)	$193

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$112	$132	$52	$(183)	$113
Currency translation adjustment (net of tax)	(38)	—	—	—	(38)
Pension and other postretirement adjustment (net of tax)	6	—	—	—	6
Deferred gain (loss) on hedging (net of tax)	(1)	—	—	—	(1)
COMPREHENSIVE EARNINGS	79	132	52	(183)	80
Less: Net earnings attributable to noncontrolling interests	—	—	1	—	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$79	$132	$51	$(183)	$79

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$52	$82	$13	$(95)	$52
Currency translation adjustment (net of tax)	(59)	—	—	—	(59)
Pension and other postretirement adjustment (net of tax)	4	—	—	—	4
Deferred gain (loss) on hedging (net of tax)	—	—	—	—	—
COMPREHENSIVE EARNINGS	(3)	82	13	(95)	(3)
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$(3)	$82	$13	$(95)	$(3)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$221	$301	$132	$(430)	$224
Currency translation adjustment (net of tax)	(81)	—	—	—	(81)
Pension and other postretirement adjustment (net of tax)	12	—	—	—	12
Deferred gain (loss) on hedging (net of tax)	2	—	—	—	2
COMPREHENSIVE EARNINGS	154	301	132	(430)	157
Less: Net earnings attributable to noncontrolling interests	—	—	3	—	3
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$154	$301	$129	$(430)	$154

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$193	$281	$88	$(368)	$194
Currency translation adjustment (net of tax)	(64)	—	—	—	(64)
Pension and other postretirement adjustment (net of tax)	6	—	—	—	6
Deferred gain (loss) on hedging (net of tax)	(1)	—	—	—	(1)
COMPREHENSIVE EARNINGS	134	281	88	(368)	135
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	1	—	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$134	$281	$87	$(368)	$134

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2015
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$2	$60	$—	$62
Receivables, less allowances	—	—	861	—	861
Due from affiliates	—	3,170	—	(3,170)	—
Inventories	—	444	257	—	701
Assets held for sale	—	—	14	—	14
Other current assets	11	136	90	—	237
Total current assets	11	3,752	1,282	(3,170)	1,875
Investment in subsidiaries	7,614	2,495	559	(10,668)	—
Due from affiliates	—	—	815	(815)	—
Property, plant and equipment, net	462	1,344	1,079	—	2,885
Goodwill	—	1,127	40	—	1,167
Intangible assets	—	975	215	(186)	1,004
Deferred income taxes	29	297	26	—	352
Other non-current assets	33	63	132	—	228
TOTAL ASSETS	$8,149	$10,053	$4,148	$(14,839)	$7,511
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$88	$631	$244	$—	$963
Due to affiliates	2,122	—	1,048	(3,170)	—
Short-term debt	—	12	6	—	18
Long-term debt – current portion	—	2	1	—	3
Total current liabilities	2,210	645	1,299	(3,170)	984
Long-term debt, net of current portion	1,843	14	122	—	1,979
Due to affiliates	—	815	—	(815)	—
Pension plan liability	257	—	118	—	375
Other employee benefits liability	—	231	12	—	243
Deferred income taxes	—	—	18	—	18
Other liabilities	104	175	45	(186)	138
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,959	6,293	1,703	(7,996)	3,959
Accumulated earnings	966	1,880	792	(2,672)	966
Accumulated other comprehensive deficit	(617)	—	—	—	(617)
Cost of common stock in treasury	(574)	—	—	—	(574)
Total Owens Corning stockholders’ equity	3,735	8,173	2,495	(10,668)	3,735
Noncontrolling interests	—	—	39	—	39
Total equity	3,735	8,173	2,534	(10,668)	3,774
TOTAL LIABILITIES AND EQUITY	$8,149	$10,053	$4,148	$(14,839)	$7,511

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(54)	$221	$217	$—	$384
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(16)	(170)	(54)	—	(240)
Proceeds from the sale of assets or affiliates	—	—	3	—	3
Purchases of alloy	—	—	(8)	—	(8)
Proceeds from sale of alloy	—	—	8	—	8
Net cash flow used for investing activities	(16)	(170)	(51)	—	(237)
NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	943	—	136	—	1,079
Payments on senior revolving credit and receivables securitization facilities	(942)	—	(140)	—	(1,082)
Payments on long-term debt	(5)	(1)	(2)	—	(8)
Net increase (decrease) in short-term debt	—	(13)	3	—	(10)
Cash dividends paid	(58)	—	—	—	(58)
Purchases of treasury stock	(86)	—	—	—	(86)
Other intercompany loans	200	(36)	(164)	—	—
Other	18	—	—	—	18
Net cash flow provided by financing activities	70	(50)	(167)	—	(147)
Effect of exchange rate changes on cash	—	—	(5)	—	(5)
Net increase in cash and cash equivalents	—	1	(6)	—	(5)
Cash and cash equivalents at beginning of period	—	1	66	—	67
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2	$60	$—	$62

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(54)	$131	$(15)	$—	$62
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Additions to plant and equipment	(9)	(120)	(87)	—	(216)
Proceeds from the sale of assets or affiliates	44	—	21	—	65
Investment in subsidiaries and affiliates, net of cash acquired	—	(5)	(7)	—	(12)
Proceeds from Hurricane Sandy insurance claims	—	—	—	—	—
Derivative Settlement	—	—	1	—	1
Purchases of alloy	—	—	(25)	—	(25)
Proceeds from sale of alloy	4	—	21	—	25
Net cash flow used for investing activities	39	(125)	(76)	—	(162)
NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,018	—	50	—	1,068
Payments on senior revolving credit and receivables securitization facilities	(919)	—	—	—	(919)
Payments on long-term debt	—	—	(1)	—	(1)
Net increase (decrease) in short-term debt	—	—	21	—	21
Cash dividends paid	(37)	—	—	—	(37)
Purchase of treasury stock	(44)	—	—	—	(44)
Other intercompany loans	(10)	(3)	13	—	—
Other	7	—	—	—	7
Net cash flow provided by financing activities	15	(3)	83	—	95
Effect of exchange rate changes on cash	—	—	(1)	—	(1)
Net increase in cash and cash equivalents	—	3	(9)	—	(6)
Cash and cash equivalents at beginning of period	—	3	54	—	57
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$6	$45	$—	$51

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
EXECUTIVE OVERVIEW
The Company reported $196 million in earnings before interest and taxes (“EBIT”) for the third quarter of 2015 compared to $107 million in the same period of 2014. The Company generated $198 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the third quarter of 2015 compared to $132 million in the same period of 2014. See below for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. EBIT performance compared to the same period of 2014 improved in all three segments, with a $45 million increase in our Roofing segment, a $29 million increase in our Composites segment, and a $15 million increase in our Insulation segment. Excluding restructuring actions and adjusting items, Corporate Adjusted EBIT losses increased by $23 million.
In our Roofing segment, EBIT in the third quarter of 2015 was $103 million compared to $58 million in the same period in 2014 driven primarily by higher sales volumes and cost deflation, primarily asphalt. In our Composites segment, EBIT in the third quarter of 2015 was $61 million compared to $32 million in the same period in 2014 driven by improved commercial and operating performance. In our Insulation segment, EBIT in the third quarter of 2015 was $58 million compared to $43 million in the same period in 2014 driven primarily by increased sales volumes and higher selling prices.
In the nine months ended September 30, 2015, the Company's operating activities provided $384 million in cash flow, compared to $62 million provided by operating activities in the same period in 2014. This increase in cash provided by operating activities was primarily due to changes in working capital and increased net earnings.
The Company repurchased 1.1 million shares of the Company's common stock for $47 million in the third quarter of 2015 under a previously announced repurchase program. As of September 30, 2015, 5.6 million shares remain available for repurchase under the repurchase program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$1,461	$1,382	$4,082	$4,015
Gross margin	$340	$251	$857	$733
% of net sales	23%	18%	21%	18%
Charges related to cost reduction actions	$(5)	$19	$(5)	$31
Earnings before interest and taxes	$196	$107	$410	$288
Interest expense, net	$28	$28	$80	$86
Gain on extinguishment of debt	$—	$—	$(5)	$—
Income tax expense	$55	$27	$112	$9
Net earnings attributable to Owens Corning	$112	$52	$221	$193
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
Third quarter and year-to-date net sales increased $79 million and $67 million, respectively, compared to the same periods in 2014. For the third quarter, the increase in net sales was mainly due to higher sales volumes in our Roofing and Insulation segments. This increase was partially offset by the negative impact of translating sales denominated in foreign currencies into United States dollars, primarily in our Composites and Insulation segments. For the year-to-date comparison, higher sales volumes in our Composites, Insulation and Roofing segments were partially offset by lower selling prices in our Roofing segment and the negative impact of foreign currency translation, primarily in our Composites and Insulation segments.
GROSS MARGIN
In the third quarter of 2015, gross margin as a percentage of sales increased five percentage points, or $89 million. The quarter-over-quarter improvement was driven by higher sales volumes in all three business segments and the benefit of lower input costs, primarily asphalt costs, in our Roofing segment. For the year-to-date 2015, gross margin as a percentage of sales increased three percentage points, or $124 million. The year-to-date improvement was driven by higher sales volumes in all three business segments and favorable product mix in our Composites segment.

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

The following table presents the impact and respective location of charges related to cost reduction actions and related items on the Consolidated Statement of Earnings (in millions):

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
Location	2015	2014	2015	2014
Cost of sales	$6	$2	$9	$2
Charges related to cost reduction actions	(5)	19	(5)	31
Other (income) expenses, net	1	—	—	—
Total charges related to cost reduction actions and related items	$2	$21	$4	$33
EARNINGS BEFORE INTEREST AND TAXES
EBIT increased by $89 million for the third quarter of 2015 compared to the same period in 2014. Third quarter EBIT in our Composites segment increased by $29 million. In our Insulation segment, third quarter EBIT increased by $15 million. In our Roofing segment, third quarter EBIT increased by $45 million. Corporate EBIT losses were flat quarter-over-quarter as higher performance-based compensation expenses were offset by lower charges related to cost reduction actions in the third quarter of 2015.
For the year-to-date 2015, EBIT increased by $122 million compared to the same period in 2014. Year-to-date EBIT in our Composites segment increased by $92 million. In our Insulation segment, year-to-date EBIT increased by $28 million. In our Roofing segment, year-to-date EBIT increased by $13 million. Corporate EBIT losses for the year-to-date increased by $11 million, due primarily to higher performance-based compensation expense. The remaining difference in Corporate is due to timing differences in adjusting items, including the gain on sale of our Hangzhou, China facility that was recognized in the first quarter of 2014, the impairment loss on our European Stone business that was recognized in the second quarter of 2014, and the Japan and Canada restructuring costs that were recognized in the third quarter of 2014.
INTEREST EXPENSE, NET
Third quarter and year-to-date interest expense, net was flat and decreased $6 million, respectively, compared to the same periods in 2014. The year-to-date reduction was primarily due to reduced interest expense following the November 2014 refinancing of portions of our Senior Notes due in 2016 and 2019.
GAIN ON EXTINGUISHMENT OF DEBT
In the second quarter of 2015, the Company purchased its World Headquarters facility, which had previously been classified as a capital lease. As a result, the Company recorded a $5 million gain on extinguishment of debt in the second quarter of 2015. For the nine months ended September 30, 2014, there were no extinguishments of debt.

INCOME TAX EXPENSE

Income tax expense for the three and nine months ended September 30, 2015 was $55 million and $112 million, respectively. For the third quarter and year-to-date 2015, the Company’s effective tax rate was 33% and 33%, respectively. The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and nine months ended September 30, 2015 is primarily attributable to the tax accounting treatment of various locations which are currently in a loss position, reversal of valuation allowances, the benefit of lower foreign tax rates, and other discrete tax adjustments.
Realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowance of certain foreign jurisdictions by a range of $0 million to $50 million.

Income tax expense for the three and nine months ended September 30, 2014, was $27 million and $9 million, respectively. For the third quarter and year-to-date 2014, the Company’s effective tax rate was 34% and 4%, respectively. For the third quarter, the difference between the effective tax rate and the US statutory tax rate of 35% is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position. For the year-to-date period, the difference between the effective tax rate and the US statutory tax rate of 35% is primarily attributable to the resolution of an uncertain tax position upon receiving final notification from the IRS that it had completed its audit examination for the taxable years 2008 through 2010 and the reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets which cumulatively totaled $78

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

million. The remaining differences relate to other discrete adjustments and the accounting treatment of various locations which are currently in a loss position.
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

Adjusting items are shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Charges related to cost reduction actions and related items	$(2)	$(21)	$(4)	$(33)
Net loss on sale of European Stone business	—	(1)	—	(20)
Impairment loss on Alcala, Spain facility held for sale	—	(3)	—	(3)
Gain on sale of Hangzhou, China facility	—	—	—	45
Net loss related to Hurricane Sandy	—	—	—	(6)
Total adjusting items	$(2)	$(25)	$(4)	$(17)

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$112	$52	$221	$193
Less: Net earnings attributable to noncontrolling interests	1	—	3	1
NET EARNINGS	113	52	224	194
Equity in net earnings of affiliates	—	—	1	1
Less: Income tax expense	55	27	112	9
EARNINGS BEFORE TAXES	168	79	335	202
Interest expense, net	28	28	80	86
Gain on extinguishment of debt	—	—	(5)	—
EARNINGS BEFORE INTEREST AND TAXES	196	107	410	288
Less: adjusting items from above	(2)	(25)	(4)	(17)
ADJUSTED EBIT	$198	$132	$414	$305

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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$500	$489	$1,486	$1,471
% change from prior year	2%	8%	1%	6%
EBIT	$61	$32	$188	$96
EBIT as a % of net sales	12%	7%	13%	7%
Depreciation and amortization expense	$29	$31	$92	$99

NET SALES

In our Composites business, net sales in the third quarter and year-to-date of 2015 increased $11 million and $15 million, respectively, compared to the same periods in 2014. For the third quarter, the quarter-over-quarter impact of translating sales denominated in foreign currencies into United States dollars negatively impacted sales by $48 million. Increased sales volumes of about 6% and favorable product mix more than offset the negative currency impact. The remaining improvement in sales was driven by higher selling prices. For the year-to-date, foreign currency translation negatively impacted sales by $140 million, which was partially offset by $25 million of higher selling prices. The remaining improvement in sales was driven by favorable product mix and increased sales volumes of about 4%.

EBIT

In our Composites business, EBIT was $29 million higher in the third quarter of 2015 compared to the same period in 2014. The increase of $29 million was driven about equally by higher selling prices, higher sales volumes, favorable product mix, and improved manufacturing. Favorability from lower furnace rebuild costs in the third quarter of 2015 versus the third quarter of 2014 was offset by the negative impact of translating sales denominated in foreign currencies into United States dollars.

EBIT in our Composites business for the year-to-date 2015 was $92 million higher compared to the same period in 2014. The impact of favorable product mix and higher selling prices of $25 million contributed about two-thirds of the $92 million year-over-year improvement. Improved manufacturing performance of $20 million was offset by the negative impact of translating sales denominated in foreign currencies into United States dollars. Higher sales volumes, the timing of furnace rebuilds, and lower selling, general and administrative expenses contributed to the remainder of the EBIT improvement.

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. In 2015, we expect moderate global industrial production growth.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$502	$454	$1,332	$1,256
% change from prior year	11%	5%	6%	7%
EBIT	$58	$43	$90	$62
EBIT as a % of net sales	12%	9%	7%	5%
Depreciation and amortization expense	$25	$25	$75	$76
NET SALES
In our Insulation business, net sales in the third quarter and year-to-date of 2015 increased $48 million and $76 million, respectively, compared to the same periods in 2014. For the third quarter, the increase was primarily driven by increased sales volumes of 10% and higher selling prices. The negative impact of translating sales denominated in foreign currencies into United States dollars was largely offset by favorable customer mix. For the year-to-date comparison, the increase was driven by higher sales volumes of about 5% and higher selling prices of $17 million. Foreign currency translation negatively impacted sales by $25 million, and was partially offset by favorable customer mix.
EBIT
In our Insulation business, EBIT increased by $15 million and $28 million in the third quarter and year-to-date 2015 compared to the same periods in 2014. For the third quarter, the EBIT improvement was driven by increased sales volumes and higher selling prices. The negative impact of translating sales denominated in foreign currencies into United States dollars was offset by favorable customer mix. For the year-to-date comparison, the increase was driven by higher selling prices of $17 million and higher sales volumes. The year-to-date negative impact of translating sales denominated in foreign currencies into United States dollars was offset by favorable customer mix.
OUTLOOK
During the third quarter of 2015, the average Seasonally Adjusted Annual Rate (“SAAR”) of United States housing starts was approximately 1.150 million, up from an annual average of approximately 1.025 million starts in the third quarter of 2014. While the information on United States housing starts has been positive over the past couple of years, the timing and pace of recovery of the United States housing market remains uncertain.
The Company expects its Insulation business to continue to benefit from an overall strengthening of the U.S. housing market, improved pricing, and higher capacity utilization. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$502	$474	$1,398	$1,408
% change from prior year	6%	1%	-1%	-11%
EBIT	$103	$58	$213	$200
EBIT as a % of net sales	21%	12%	15%	14%
Depreciation and amortization expense	$10	$11	$29	$30
NET SALES
In our Roofing business, net sales in the third quarter and year-to-date of 2015 were $28 million higher and $10 million lower, respectively, compared to the same periods in 2014. For the third quarter, the increase was driven by higher sales volumes, partially offset by lower selling prices of $23 million. For the year-to-date, the decrease was driven by lower selling prices of $94 million, partially offset by higher sales volumes.
EBIT
In our Roofing business, EBIT in the third quarter and year-to-date of 2015 increased $45 million and $13 million, respectively, compared to the same periods in 2014. For the third quarter, about two-thirds of the improvement was driven by higher sales volumes and favorable product mix. The remainder of the change was driven by the favorable impact of higher production volumes. The benefit of asphalt deflation was slightly more than the negative impact of $23 million in lower selling prices. For the year-to-date comparison, lower selling prices negatively impacted EBIT by $94 million. The impact of lower selling prices was offset by higher sales volumes and asphalt deflation. The remaining increase was driven about equally by favorable product mix and the impact of higher production volumes.
OUTLOOK
In our roofing business, we expect the factors that have driven strong margins in recent years will continue to deliver profitability. The overall market size will impact our financial outlook for this year. Other uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.
Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Charges related to cost reduction actions and related items	$(2)	$(21)	$(4)	$(33)
Net loss on sale of European Stone business	—	(1)	—	(20)
Impairment loss on Alcala, Spain facility held for sale	—	(3)		(3)
Gain on sale of Hangzhou, China facility	—	—	—	45
Net loss related to Hurricane Sandy	—	—	—	(6)
General corporate expense and other	(24)	(1)	(77)	(53)
EBIT	$(26)	$(26)	$(81)	$(70)
Depreciation and amortization	$9	$8	$28	$24

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT
In Corporate, Other and Eliminations, EBIT losses for the third quarter and year-to-date 2015 were flat and $11 million higher, respectively, compared to the same period in 2014. The changes compared to 2014 are mainly driven by increases in general corporate expense and other, largely offset by the timing of adjusting items, which are shown in the table above and further explained in the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A.
Excluding adjusting items, general corporate expense and other in the third quarter of 2015 was $23 million higher compared to the same period in 2014, primarily due to higher performance-based compensation. In addition, the third quarter of 2014 included $9 million of gains related to a Brazil energy contract. For the year-to-date 2015, general corporate expense and other was $24 million higher compared to the same period in 2014, primarily due to increased performance-based compensation and comparison to the benefit of the prior year's Brazil energy contract adjustments. These increases were partially offset by decreased Corporate functions spending and overall lower general corporate expenses.
Depreciation and amortization in the third quarter of 2015 was flat to the same period in 2014. For the year-to-date 2015, depreciation and amortization is $4 million higher than the same period in 2014, primarily due to including $3 million of accelerated depreciation related to our Japan and Canada restructuring plan in the 2015 results.
OUTLOOK
In 2015, we now expect general corporate expenses to be approximately $110 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary external sources of liquidity are its senior revolving credit facility and its receivables securitization facility.
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
As of September 30, 2015, the Company utilized its receivables securitization facility for $102 million of borrowings and $2 million of outstanding letters of credit, and had $146 million available on this facility. As of September 30, 2015, the Company had no borrowings on its senior revolving credit facility, $9 million of outstanding letters of credit, and $791 million available on this facility.
The Company has no significant debt maturities before the fourth quarter of 2016. As of September 30, 2015, the Company had $2.0 billion of total debt and cash-on-hand of $62 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income tax and foreign withholding taxes upon repatriation to the U.S. As of September 30, 2015, and December 31, 2014, the Company had approximately $57 million and $46 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S.
As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to page 11 of the Risk Factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for details on the factors that could inhibit our subsidiaries ability to pay dividends or make other distributions to the parent company.
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
The credit agreements applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary. The senior revolving credit facility and the securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of September 30, 2015.
Cash Flows
The following table presents a summary of our cash balance and cash flows (in millions):

	Nine Months Ended September 30,
	2015	2014
Cash balance	$62	$51
Net cash flow provided by operating activities	$384	$62
Net cash flow used for investing activities	$(237)	$(162)
Net cash flow (used for) provided by financing activities	$(147)	$95
Availability on the senior revolving credit facility	$791	$685
Availability on the receivables securitization facility	$146	$—
Operating activities: For the nine months ended September 30, 2015, the Company's operating activities provided $384 million of cash compared to $62 million provided by operating activities in the same period in 2014. The change in cash provided by operating activities was primarily due to a smaller increase in working capital in 2015 and increased net earnings, as compared to the same period of 2014.
Investing activities: Net cash flow used for investing activities increased $75 million for the nine months ended September 30, 2015 compared to the same period of 2014. For the nine months ended September 30, 2014, the Company received $65 million related to the sale of assets or affiliates, negatively impacting the year-over-year comparison.
Financing activities: Net cash used for financing activities was $147 million for the nine months ended September 30, 2015, compared to $95 million of net cash provided by financing activities in the same period in 2014. The change of $242 million was due primarily to lower net borrowings on our senior revolving credit facility, receivables securitization facility, and short-term debt arrangements.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Pension Contributions
Please refer to Note 11 of the Consolidated Financial Statements. The Company expects to contribute $62 million in cash to its global pension plans during 2015. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.
Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Note 15 of the Consolidated Financial Statements.
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the nine months ended September 30, 2015, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended September 30, 2015, our RIR was 0.42 as compared to 0.56 in the same period a year ago. For the nine months ended September 30, 2015, our RIR was 0.49 as compared to 0.53 in the same period a year ago.
ACCOUNTING PRONOUNCEMENTS

Please refer to Note 18 of the Consolidated Financial Statements.
ENVIRONMENTAL MATTERS
Please refer to Note 12 of the Consolidated Financial Statements.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” "will" and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors and actual results may differ materially from those results projected in the statements. These risks, uncertainties and other factors include, without limitation:

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
All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in Item 1A - Risk factors in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the nine months ended September 30, 2015. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our exposure to market risk.

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

PART II

ITEM 1.    LEGAL PROCEEDINGS
The information required by this item is incorporated by reference to Note 12, Contingent Liabilities and Other Matters.

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
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2015	835		$42.21	—	6,649,165
August 1-31, 2015	600,221		45.44	600,000	6,049,165
September 1-30, 2015	450,726		43.76	450,000	5,599,165
Total	1,051,782	*	$44.72	1,050,000	5,599,165

*	The Company retained 1,782 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

The  Board of Directors of the Company, in consultation with the Governance and Nominating Committee, reviews our governance and organizational documents, including our bylaws, on a periodic basis and assesses when and whether an update to such documents would be appropriate and in the best interests of the Company and its stockholders. These reviews and assessments include staying apprised of legal, governance and business developments, current and emerging best practices and the perspectives of stockholders and other stakeholders and taking into account such other factors as the Board of Directors of the Company deems pertinent. With respect to amendments to our bylaws, the Board of Directors of the Company generally acts on the recommendation of the Governance and Nominating Committee following deliberation and consultation with advisors as appropriate.  The Company makes any amendments to our bylaws publicly available through periodic filings with the SEC and postings to our website.
On October 15, 2015, we amended our bylaws to add a new Section 8.8 providing that the exclusive forum for certain corporate litigation involving the Company shall be a state court located within the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware, unless the Company consents otherwise (the “Exclusive Forum Bylaw”).  The Board of Directors of the Company determined that adoption of the Exclusive Forum Bylaw is in the best interests of the Company and its stockholders for a number of reasons, including that it does not prevent stockholders from initiating such litigation; it helps prevent the unnecessary diversion of corporate resources to address costly, wasteful and duplicative multi-forum litigation, and it facilitates increased consistency and predictability in litigation outcomes. The Board also considered that the State of Delaware is the Company’s state of incorporation; recent amendments made to the Delaware General Corporation Law have approved such provisions, a number of rulings in Delaware courts have upheld the validity of adopting these provisions, and such provisions have been widely adopted by publicly traded companies.
A copy of the amended bylaws is attached hereto as Exhibit 3.5.

ITEM 6.    EXHIBITS
See Exhibit Index below, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	October 21, 2015	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer

Date:	October 21, 2015	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller

EXHIBIT INDEX

Exhibit Number	Description
3.5	Amended and Restated Bylaws (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase