Form 10-K
period 2015-12-31
Owens Corning
filed 2016-02-10
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ❒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ❒    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ❒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ❒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ❒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑      Accelerated filer  ❒      Non-accelerated filer  ❒      Smaller reporting company  ❒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ❒    No  ☑
On June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of $0.01 par value common stock (the voting stock of the registrant) held by non-affiliates (assuming for purposes of this computation only that the registrant had no affiliates) was approximately $4,850,794,039.
As of January 31, 2016, 115,540,535 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Owens Corning’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 21, 2016 (the “2016 Proxy Statement”) are incorporated by reference into Part III hereof.

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
SEGMENT OVERVIEW
The Company has three reporting segments: Composites, which includes our Reinforcements and Downstream businesses; Insulation and Roofing. Our Composites, Insulation and Roofing reportable segments accounted for approximately 35%, 33% and 32% of our total reportable segment net sales, respectively, in 2015.
Note 2 to the Consolidated Financial Statements contains information regarding net sales to external customers and total assets attributable to each of Owens Corning’s reportable segments and geographic regions, earnings before interest and taxes for each of Owens Corning’s reportable segments, and information concerning the dependence of our reportable segments on foreign operations, for each of the years 2015, 2014, and 2013.
Composites
Owens Corning glass fiber materials can be found in over 40,000 end-use applications within five primary markets: building and construction, transportation, consumer, industrial, and power and energy. Such end-use applications include pipe, roofing shingles, sporting goods, consumer electronics, telecommunications cables, boats, aviation, defense, automotive, industrial containers and wind-energy. Our products are manufactured and sold worldwide. We primarily sell our products directly to parts molders and fabricators. Within the building and construction market, our Composites segment sells glass fiber and/or glass mat directly to a small number of major shingle manufacturers, including our own Roofing segment.
Our Composites segment is comprised of our Reinforcements and Downstream businesses. Within the Reinforcements business, the Company manufactures, fabricates and sells glass reinforcements in the form of fiber. Within the Downstream business, the Company manufactures and sells glass fiber products in the form of fabrics, non-wovens and other specialized products.
Demand for composites is driven by general global economic activity and, more specifically, by the increasing replacement of traditional materials such as aluminum, wood and steel with composites that offer lighter weight, improved strength, lack of conductivity and corrosion resistance. We estimate that over the last 30 years, on average, annual global demand for composite materials grew at about 1.6 times global industrial production growth.
We compete with composite manufacturers worldwide. According to various industry reports and Company estimates, our Composites segment is a world leader in the production of glass fiber reinforcement materials. Primary methods of competition include innovation, quality, customer service and global geographic reach. For our commodity products, price is also a method of competition. Significant competitors to the Composites segment include China Jushi Group Co., Ltd., Chongqing Polycom International Corporation Ltd ("CPIC"), Johns Manville, PPG Industries and Taishan Glass Fiber Co., Ltd.
Our manufacturing operations in this segment are generally continuous in nature, and we warehouse much of our production prior to sale since we operate primarily with short delivery cycles.
Insulation
Our insulating products help customers conserve energy, provide improved acoustical performance and offer convenience of installation and use, making them a preferred insulating product for new home construction and remodeling. These products include thermal and acoustical batts, loosefill insulation, foam sheathing and accessories, and are sold under well-recognized brand names and trademarks such as Owens Corning PINK® FIBERGLAS™ Insulation. Our Insulation segment also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, bonded and granulated mineral fiber

ITEM 1.	BUSINESS (continued)

insulation and foam insulation used in above- and below-grade construction applications. We sell our insulation products primarily to insulation installers, home centers, lumberyards, retailers and distributors in the United States and Canada.
Demand for Owens Corning’s insulating products is driven by new residential construction, remodeling and repair activity, commercial and industrial construction activity, increasingly stringent building codes and the growing need for energy efficiency. Sales in this segment typically follow seasonal home improvement, remodeling and renovation and new construction industry patterns. Demand for new residential construction typically follows on a three-month lagged basis. The peak season for home construction and remodeling in our geographic markets generally corresponds with the second and third calendar quarters and, therefore, our sales levels are typically higher during the second half of the year.
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

GENERAL
Major Customers
No one customer accounted for more than 10% of our consolidated net sales for 2015, 2014 or 2013. A significant portion of the net sales in our Insulation and Roofing segments are generated from large United States home improvement retailers.
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

Backlog
Our customer volume commitments are generally short-term, and the Company does not have a significant backlog of orders.
Research and Development
The Company’s research and development expense during each of the last three years is presented in the table below (in millions):

Period	Research and Development Expense
Twelve Months Ended December 31, 2015	$73
Twelve Months Ended December 31, 2014	$76
Twelve Months Ended December 31, 2013	$77

Environmental Control

Owens Corning has established policies and procedures to ensure that its operations are conducted in compliance with all relevant laws and regulations and that enable the Company to meet its high standards for corporate sustainability and environmental stewardship. Our manufacturing facilities are subject to numerous foreign, federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and protection of the environment, including emissions to air, discharges to water, management of hazardous materials, handling and disposal of solid wastes, and remediation of contaminated sites. All Company manufacturing facilities operate using an ISO 14001 or equivalent environmental management system. The Company’s 2020 Sustainability Goals require significant global reductions in energy use, water consumption, waste to landfill, emissions of greenhouse gases, fine particulate matter and toxic air emissions. The Company is dedicated to continuous improvement in our environmental, health and safety performance and to achieving its 2020 Environmental Sustainability goals.

The Company has not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $31 million in 2015. The Company continues to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

Our manufacturing facilities are subject to numerous national, state and local environmental protection laws and regulations. Regulatory activities of particular importance to our operations include those addressing air pollution, water pollution, waste disposal and chemical control. The Company expects passage and implementation of new laws and regulations specifically

ITEM 1.	BUSINESS (continued)

addressing climate change, toxic air emissions, ozone forming emissions and fine particulate matter during the next two to five years. New air pollution regulations could impact our ability to expand production or construct new facilities in certain regions of North America. However, based on information known to the Company, including the nature of our manufacturing operations and associated air emissions, at this time we do not expect any of these new laws, regulations or activities to have a material adverse effect on our results of current operations, financial condition or long-term liquidity.

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act (RCRA), and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the United States Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. At the end of 2015, the Company was involved with a total of 19 sites worldwide, including 6 Superfund sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil and groundwater contamination. This can include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At December 31, 2015, the Company had an accrual totaling $3 million for these costs. Changes in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.
Number of Employees
As of December 31, 2015, Owens Corning had approximately 15,000 employees. Approximately 7,000 of such employees are subject to collective bargaining agreements. The Company believes that its relations with employees are good.

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
A large portion of our products are used in the markets for residential and commercial construction, repair and improvement, and demand for certain of our products is affected in part by the level of new residential construction in the United States, although typically not until a number of months after the change in the level of construction. Lower demand in the regions and markets where our products are sold could result in lower revenues and lower profitability. Historically, construction activity has been cyclical and is influenced by prevailing economic conditions, including the level of interest rates and availability of financing, inflation, employment levels, consumer spending habits, consumer confidence and other macroeconomic factors outside our control.

ITEM 1A.	RISK FACTORS (continued)

We face significant competition in the markets we serve and we may not be able to compete successfully.
All of the markets we serve are highly competitive. We compete with manufacturers and distributors, both within and outside the United States, in the sale of building products and composite products. Some of our competitors may have superior financial, technical, marketing and other resources than we do. In some cases, we face competition from manufacturers in countries able to produce similar products at lower costs. We also face competition from the introduction by competitors of new products or technologies that may address our customers’ needs in a better manner, whether based on considerations of pricing, usability, effectiveness, sustainability, quality or other features or benefits. If we are not able to successfully commercialize our innovation efforts, we may lose market share. Price competition or overcapacity may limit our ability to raise prices for our products when necessary, may force us to reduce prices and may also result in reduced levels of demand for our products and cause us to lose market share. In addition, in order to effectively compete, we must continue to develop new products that meet changing consumer preferences and successfully develop, manufacture and market these new products. Our inability to effectively compete could result in the loss of customers and reduce the sales of our products, which could have a material adverse impact on our business, financial condition and results of operations.
Our sales may fall rapidly in response to declines in demand because we do not operate under long-term volume agreements to supply our customers and because of customer concentration in certain segments.
Many of our customer volume commitments are short-term; therefore, we do not have a significant manufacturing backlog. As a result, we do not benefit from the hedge provided by long-term volume contracts against downturns in customer demand and sales. Further, we are not able to immediately adjust our costs in response to declines in sales. In addition, although no single customer represents more than 10% of our annual sales, our ability to sell some of the products in Insulation and Roofing are dependent on a limited number of customers, who account for a significant portion of such sales. The loss of key customers for these products, a consolidation of key customers or a significant reduction in sales to those customers, could significantly reduce our revenues from these products. In addition, if key customers experience financial pressure or consolidate, they could attempt to demand more favorable contractual terms, which would place additional pressure on our margins and cash flows. Lower demand for our products, loss of key customers and material changes to contractual terms could materially and adversely impact our business, financial condition and results of operations.
Worldwide economic conditions and credit tightening could have a material adverse impact on the Company.
The Company’s business may be materially and adversely impacted by changes in United States or global economic conditions, including global industrial production rates, inflation, deflation, interest rates, availability of capital, consumer spending rates, energy availability and commodity prices, trade laws, and the effects of governmental initiatives to manage economic conditions. Volatility in financial markets and the deterioration of national and global economic conditions could materially adversely impact the Company’s operations, financial results and/or liquidity including as follows:

•	the financial stability of our customers or suppliers may be compromised, which could result in reduced demand for our products, additional bad debts for the Company or non-performance by suppliers;

•
one or more of the financial institutions syndicated under the credit agreement governing our revolving credit facility may cease to be able to fulfill their funding obligations, which could materially adversely impact our liquidity;

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

ITEM 1A.	RISK FACTORS (continued)

Our level of indebtedness could adversely impact our business, financial condition or results of operations.
Our debt level and degree of leverage could have important consequences, including the following:

•	our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes may be limited;

•	a substantial portion of our cash flow from operations could be required for the payment of principal and interest on our indebtedness, and may not be available for other business purposes;

•	certain of our borrowings are at variable rates of interest, exposing us to the risk of increased interest rates;

•	if due to liquidity needs we must replace any indebtedness upon maturity, we would be exposed to the risk that we may not be able to refinance such indebtedness;

•	our ability to adjust to changing market conditions may be limited and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out important capital spending.
In addition, the credit agreement governing our senior credit facility, the indentures governing our senior notes and the receivables purchase agreement governing our receivables securitization facility contain various covenants that impose operating and financial restrictions on us and/or our subsidiaries. Additionally, instruments and agreements governing our future indebtedness may impose other restrictive conditions or covenants that could restrict our ability to conduct our business operations or pursue growth strategies.
Adverse weather conditions and the level of severe storms could have a material adverse impact on our results of operations.
Weather conditions and the level of severe storms can have a significant impact on the markets for residential and commercial construction, repair and improvement, which can in turn impact our business as follows:

•	generally, any weather conditions that slow or limit residential or commercial construction activity can adversely impact demand for our products; and

•
a portion of our annual product demand is attributable to the repair of damage caused by severe storms. In periods with below average levels of severe storms, demand for such products could be reduced.

Lower demand for our products as a result of either of these scenarios could adversely impact our business, financial condition and results of operations. Additionally, severely low temperatures may lead to significant and immediate spikes in costs of natural gas, electricity and other commodities that could negatively affect our results of operation.
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

ITEM 1A.	RISK FACTORS (continued)

appropriate. In particular, energy prices could increase as a result of climate change legislation or other environmental mandates. Availability of certain of the raw materials we use has, from time to time, been limited, and our sourcing of some of these raw materials from a limited number of suppliers, and in some cases a sole supplier, increases the risk of unavailability. For example, one of the raw materials important to our roofing segment is sourced from a sole supplier, and although we have a long-term supply contract for this material, our production could be interrupted until such time as the supplies again became available or we reformulated our products. Despite our contractual supply agreements with many of our suppliers, it is possible that we could experience a lack of certain raw materials which could limit our ability to produce our products, thereby materially and adversely impact our business, financial condition and results of operations.
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
We have put in place security measures designed to protect against the misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information, or disruption of our operations. However, advanced cyber-security threats, such as computer viruses, attempts to access information, and other security breaches, are persistent and continue to evolve making them increasingly difficult to identify and prevent. Protecting against these threats may require significant resources, and we may not be able to implement measures that will protect against all of the significant risks to our information technology systems. In addition, we rely on a number of third party service providers to execute certain business processes and maintain certain IT systems and infrastructure, any breach of security on their part could impair our ability to effectively operate. Moreover, our operations in certain geographic locations may be particularly vulnerable to security attacks or other problems. Any breach of our security measures could result in unauthorized access to and misappropriation of our information, corruption of data or disruption of operations or transactions, any of which could have a material adverse effect on our business.
We are subject to risks associated with our international operations.
We sell products and operate plants throughout the world. Our international sales and operations are subject to risks and uncertainties, including:

•
difficulties and costs associated with complying with a wide variety of complex and changing laws, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws, and laws governing improper business practices, treaties and regulations;

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

ITEM 1A.	RISK FACTORS (continued)

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
The Company has substantial deferred tax assets related to net operating losses (“NOLs”) for United States federal and state income tax purposes, which are available to offset future taxable income. However, the Company’s ability to utilize or realize the current carrying value of the NOLs may be impacted by certain events, such as changes in tax legislation or insufficient future taxable income prior to expiration of the NOLs or annual limits imposed under Section 382 of the Internal Revenue Code, or by state law, as a result of a change in control. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. Changes in the ownership positions of certain stockholders could occur as the result of stock transactions by such stockholders and/or by the issuance of stock by the Company. Such limitations may cause the Company to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to such limitations.
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

ITEM 1A.	RISK FACTORS (continued)

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
Liability under these laws involves inherent uncertainties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. For example, remediation activities generally involve a potential range of activities and costs related to soil and groundwater contamination. This can

ITEM 1A.	RISK FACTORS (continued)

include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). “Please see Item 7 - Management Discussion and Analysis - Environmental Controls” for information on costs and accruals related to environmental remediation. To the extent that the required remediation procedures or timing of those procedures change, additional contamination is identified, or the financial condition of other potentially responsible parties is adversely affected, the estimate of our environmental liabilities may change. Change in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in increases to our environmental obligations. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which could adversely impact our business, financial condition and results of operations. In addition, the Company expects passage and implementation of new laws and regulations specifically addressing climate change, toxic air emissions, ozone forming emissions and fine particulate matter during the next two to five years. New air pollution regulations could impact our ability to expand production or construct new facilities in certain regions of North America. Continued and increased government and public emphasis on environmental issues is expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations, and changes in their interpretation, may require substantial capital expenditures or may require or cause us to modify or curtail our operations, which may have a material adverse impact on our business, financial condition and results of operations.
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
We are subject to various legal and regulatory proceedings, including litigation in the ordinary course of business, and uninsured judgments or a rise in insurance premiums may adversely impact our business, financial condition and results of operations.
In the ordinary course of business, we are subject to various legal and regulatory proceedings, which may include but are not limited to those involving antitrust, tax, environmental and other matters, including general commercial litigation. Any claims raised in legal and regulatory proceedings, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. Additionally, the outcome of legal and regulatory proceedings may differ from our expectations because the outcomes of these proceedings are often difficult to predict reliably. Various factors and developments can lead to changes in our estimates of liabilities and related insurance receivables, where applicable, or may require us to make additional estimates, including new or modified estimates that may be appropriate due to a judicial ruling or judgment, a settlement, regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations in any particular period.
In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. In the future, we may not be able to maintain insurance at commercially acceptable premium levels. In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully

ITEM 1A.	RISK FACTORS (continued)

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

As of December 31, 2015 and 2014, our U.S. and worldwide defined benefit pension plans were underfunded by a total of $392 million and $444 million, respectively and OPEB obligations were underfunded by $243 million and $254 million, respectively. If our cash flows and capital resources are insufficient to fund our pension or OPEB obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness.
If we were required to write down all or part of our goodwill or other indefinite-lived intangible assets, our results of operations or financial condition could be materially adversely affected in a particular period.
Declines in the Company’s business may result in an impairment of the Company’s tangible and intangible assets which could result in a material non-cash charge. A significant or prolonged decrease in the Company’s market capitalization, including a decline in stock price, or a negative long-term performance outlook, could result in an impairment of its tangible and intangible assets which results when the carrying value of the Company’s assets exceed their fair value. At least annually, the Company assesses goodwill and intangible assets for impairment. Since the Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, weak demand for a specific product line or business could result in an impairment. Accordingly, any determination requiring the write-off of a significant portion of goodwill or intangible assets could negatively impact the Company’s results of operations.
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
As a holding company, most of our assets are held by our direct and indirect subsidiaries and we will primarily rely on dividends and other payments or distributions from our subsidiaries to meet our debt service and other obligations and to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends or other payments), agreements of those subsidiaries, agreements with any co-investors in non-wholly-owned subsidiaries, the terms of our credit facility and senior notes and the covenants of any future indebtedness we or our subsidiaries may incur.
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

ITEM 1A.	RISK FACTORS (continued)

Dividends on our common stock are declared at the discretion of our Board of Directors.
Since February 2014, the Board has declared a quarterly dividend on our common stock. The payment of any future cash dividends to our stockholders is not guaranteed and will depend on decisions that will be made by our Board of Directors and will depend on then existing conditions, including our operating results, financial conditions, contractual restrictions, corporate law restrictions, capital agreements, applicable laws of the State of Delaware and business prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Composites
Our Composites segment operates out of 28 manufacturing facilities. We expect to begin operations in our recently constructed Gastonia, North Carolina facility in 2016. Principal manufacturing facilities for our Composites segment, all of which are owned, include the following:

Amarillo, Texas	Kimchon, Korea
Anderson, South Carolina	L’Ardoise, France
Besana, Italy	Rio Claro, Brazil
Chambery, France	Taloja, India
Gous, Russia	Tlaxcala, Mexico
Jackson, Tennessee	Yuhang, China
Insulation
Our Insulation segment operates out of 31 manufacturing facilities. We have recently begun construction of our Joplin, Missouri facility, and we expect this new capacity to be available in 2017. Principal manufacturing facilities for our Insulation segment, all of which are owned, include the following:

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
Our principal executive offices are located in the Owens Corning World Headquarters, Toledo, Ohio, an owned facility of approximately 400,000 square feet.
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

The Company is involved in legal and regulatory proceedings from time to time in the regular course of its business.  The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses that are reasonably estimable.  The Company does not believe that the ultimate outcome of these actions will have a material adverse effect on its financial condition, but could have a material adverse effect on its results of operations, cash flows, or liquidity in a given quarter or year.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF OWENS CORNING
The name, age and business experience during the past five years of Owens Corning’s executive officers as of January 1, 2016 are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age	Position*
Brian D. Chambers (49)	President, Roofing and Asphalt since October 2014; formerly Vice President and General Manager, Roofing and Asphalt (2013); Vice President and Managing Director, CSB (2011).

Julian Francis (49)	President, Insulation Business since October 2014; formerly Vice President and General Manager, Residential Insulation (2012); Vice President and General Manager, Glass Reinforcements (2011).

Arnaud Genis (51)	Group President, Composite Solutions since December 2010.

Ava Harter (46)
Senior Vice President, General Counsel and Secretary since May 2015; formerly General Counsel, Chief Compliance Officer and Corporate Secretary, Taleris America LLC, an operating service provider to airlines and cargo carriers (2012), General Counsel, General Electric Aviation's Avionics Business, General Electric (2009).

Michael C. McMurray (50)	Senior Vice President and Chief Financial Officer since August 2012; formerly Vice President Finance, Building Materials Group (2011).

Kelly J. Schmidt (50)	Vice President, Controller since April 2011.

Daniel T. Smith (50)	Senior Vice President, Organization and Administration since November 2014; formerly Senior Vice President, Information Technology and Human Resources since September 2009.

Michael H. Thaman (51)	President and Chief Executive Officer since December 2007 and Chairman of the Board since April 2002; Director since 2002.

*
Information in parentheses indicates year during the past five years in which service in position began. The last item listed for each individual represents the position held by such individual at the beginning of the five-year period.

Part II

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Owens Corning’s common stock trades on the New York Stock Exchange under the symbol “OC.” The following table sets forth the high and low sales prices per share of, and dividends declared on, Owens Corning common stock for each quarter from January 1, 2014 through December 31, 2015:

Period	High	Low	Declared Dividend
First Quarter 2014	$46.64	$36.80	$0.16
Second Quarter 2014	$44.04	$38.10	$0.16
Third Quarter 2014	$39.44	$31.52	$0.16
Fourth Quarter 2014	$37.16	$28.38	$0.16
First Quarter 2015	$43.67	$34.73	$0.17
Second Quarter 2015	$45.70	$37.29	$0.17
Third Quarter 2015	$47.90	$38.95	$0.17
Fourth Quarter 2015	$48.50	$41.59	$0.17
Holders of Common Stock
The number of stockholders of record of Owens Corning’s common stock on January 31, 2016 was 466.
Cash Dividends
The payment of any future cash dividends to our stockholders will depend on decisions that will be made by our Board of Directors and will depend on then existing conditions, including our operating results, financial conditions, contractual restrictions, corporate law restrictions, capital agreements, applicable laws of the State of Delaware and business .prospects.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock during the three months ended December 31, 2015:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
October 1-31, 2015	153,640		$42.05	150,000	5,449,165
November 1-30, 2015	500,603		46.54	499,962	4,949,203
December 1-31, 2015	344,650		47.18	343,199	4,606,004
Total	998,893	*	$46.07	993,161	4,606,004

*
The Company retained 3,640, 665, and 1,451 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees in October, November and December, respectively.

**
On April 19, 2012, the Company approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of Owens Corning's outstanding common stock. Under the buy-back program, shares may be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors and will be at the Company's discretion.

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Performance Graph
The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in Owens Corning stock ("OC"), the Standard & Poor’s 500 Stock Index ("S&P 500") and the Dow Jones U.S. Building Materials & Fixtures Index ("DJ Bld. Mat.") on December 31, 2010, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2015.

$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Owens Corning
S&P 500
Dow Jones US Building Materials & Fixtures

Performance Graph

	2010	2011	2012	2013	2014	2015
OC	$100	$92	$119	$131	$117	$156
S&P 500	$100	$102	$118	$157	$178	$181
DJ Bld. Mat.	$100	$103	$157	$201	$223	$255

ITEM 6.	SELECTED FINANCIAL DATA

	Twelve Months Ended
	December 31, 2015(a)	December 31, 2014(b)	December 31, 2013(c)	December 31, 2012(d)	December 31, 2011
	(in millions, except per share amounts)
Statement of Earnings (Loss) Data
Net sales	$5,350	$5,260	$5,295	$5,172	$5,335
Gross margin	$1,153	$976	$966	$797	$1,028
Marketing and administrative expenses	$525	$487	$530	$509	$525
Earnings before interest and taxes	$548	$392	$385	$148	$461
Interest expense, net	$100	$114	$112	$114	$108
Loss (gain) on extinguishment of debt	$(5)	$46	$—	$74	$—
Income tax expense (benefit)	$120	$5	$68	$(28)	$74
Net earnings (loss)	$334	$228	$205	$(16)	$281
Net earnings (loss) attributable to Owens Corning	$330	$226	$204	$(19)	$276
Earnings (loss) per common share attributable to Owens Corning common stockholders
Basic	$2.82	$1.92	$1.73	$(0.16)	$2.25
Diluted	$2.79	$1.91	$1.71	$(0.16)	$2.23
Dividend	$0.68	$0.64	$—	$—	$—
Weighted-average common shares
Basic	117.2	117.5	118.2	119.4	122.5
Diluted	118.2	118.3	119.1	119.4	123.5
Balance Sheet Data
Total assets	$7,380	$7,542	$7,635	$7,556	$7,517
Long-term debt, net of current portion	$1,702	$1,978	$2,012	$2,064	$1,920
Total equity	$3,779	$3,730	$3,830	$3,575	$3,741

(a)
During 2015, the Company recorded $2 million of charges related to cost reduction actions and related items. This was comprised of a $(6) million benefit in charges related to cost reduction actions, mainly due to changes in severance estimates and pension-related adjustments, and $8 million in other related charges, inclusive of $3 million in accelerated depreciation and $5 million in other related charges.

(b)
During 2014, the Company recorded $36 million of charges related to cost reduction actions and related items, comprised of $34 million of severance costs, $3 million of contract termination costs, and $(1) million of other related gains. There was also a gain of $45 million related to the sale of the Hangzhou, China facility, a $20 million loss related to the sale of the European Stone Business, $3 million related to the impairment loss on Alcala, Spain facility, and $6 million related to Hurricane Sandy costs.

(c)
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

(d)
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
GENERAL
Owens Corning is a leading global producer of glass fiber reinforcements and other materials for composites and of residential and commercial building materials. The Company has three reporting segments: Composites, Insulation and Roofing. Through these lines of business, the Company manufactures and sells products worldwide maintaining leading market positions in many of its major product categories.
EXECUTIVE OVERVIEW
The Company reported $548 million in earnings before interest and taxes (“EBIT”) in 2015 compared to $392 million in 2014. The Company generated $550 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) in 2015 compared to $412 million in 2014. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. EBIT performance compared to 2014 improved in all three segments, with an $83 million increase in our Composites segment, a $52 million increase in our Insulation segment, and a $34 million increase in our Roofing segment. Excluding restructuring actions and adjusting items, Corporate Adjusted EBIT costs increased by $31 million.
In our Composites segment, EBIT in 2015 was $232 million compared to $149 million in 2014 driven primarily by improved commercial and operating performance. In our Insulation segment, EBIT in 2015 was $160 million compared to $108 million in 2014 driven primarily by increased sales volumes and higher selling prices. In our Roofing segment, EBIT in 2015 was $266 million compared to $232 million in 2014 driven primarily by higher sales volumes and asphalt cost deflation, partially offset by lower selling prices.
In November 2015, the Company amended its $800 million senior revolving credit facility to extend its maturity to November 2020 and increase the uncommitted incremental loans permitted under the facility from $200 million to $600 million. The Company has no significant debt maturities before the fourth quarter of 2016.
In 2015, the Company generated $742 million in cash flow from operating activities compared to $452 million over 2014. This improvement was primarily from reductions in working capital and improved net earnings.

The Company repurchased 3.1 million shares of the Company’s common stock for $134 million in 2015 under a previously announced repurchase program. As of December 31, 2015, 4.6 million shares remain available for repurchase under the authorized program.
RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Twelve Months Ended December 31,
	2015	2014	2013
Net sales	$5,350	$5,260	$5,295
Gross margin	$1,153	$976	$966
% of net sales	22%	19%	18%
Charges related to cost reduction actions	$(6)	$37	$8
Earnings before interest and taxes	$548	$392	$385
Interest expense, net	$100	$114	$112
(Gain) loss on extinguishment of debt	$(5)	$46	$—
Income tax expense	$120	$5	$68
Net earnings attributable to Owens Corning	$330	$226	$204

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
2015 Compared to 2014: Net sales increased by $90 million in 2015 as compared to 2014. Excluding the negative impact of translating sales denominated in foreign currencies into United States dollars, net sales grew about 6%. Higher sales volumes across all three segments drove the increase in sales.
2014 Compared to 2013: Net sales decreased by $35 million in 2014 as compared to 2013 primarily due to lower sales volumes and lower selling prices in our Roofing segment, partially offset by higher selling prices and higher sales volumes in our Composites and Insulation segments.
GROSS MARGIN
2015 Compared to 2014: Gross margin as a percentage of net sales in 2015 increased about three percentage points compared to 2014, or $177 million. The improvement was driven by higher sales volumes in all three business segments and the benefit of lower input costs, primarily asphalt, in our Roofing segment.
2014 Compared to 2013: Gross margin as a percentage of net sales in 2014 was relatively flat compared to 2013. Restructuring actions and adjusting items that were recorded to cost of sales decreased by $58 million in 2014 as compared to 2013. In 2013, gross margin included $27 million in charges related to Hurricane Sandy, $20 million of accelerated depreciation related to our Cordele, Georgia facility, and $18 million related to our 2012 restructuring actions. In 2014, gross margin included $3 million of impairment losses on held for sale assets, $3 million of costs related to our 2014 restructuring actions, and $1 million of final costs for Hurricane Sandy. Excluding adjusting items, the remaining change was driven by increased contribution margins in our Composites and Insulation businesses that were more than offset by the impacts of lower sales volumes and lower selling prices in our Roofing business.
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
The following table presents the impact and respective location of charges related to cost reduction actions and related items on the Consolidated Statements of Earnings (in millions):

	Twelve Months Ended December 31,
Location	2015	2014	2013
Charges related to cost reduction actions	$(6)	$37	$8
Cost of sales	10	3	18
Other expenses (income), net	(2)	(4)	—
Total charges related to cost reduction actions and related items	$2	$36	$26
EARNINGS BEFORE INTEREST AND TAXES
2015 Compared to 2014: EBIT increased by $156 million in 2015 compared to 2014. In our Composites segment, EBIT increased by $83 million. In our Insulation segment, EBIT increased by $52 million. In our Roofing segment, EBIT increased by $34 million. Corporate EBIT costs during 2015 increased by $13 million compared to 2014, as higher performance-based compensation expenses were offset by lower adjusting items, mainly charges related to cost reduction actions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2014 Compared to 2013: EBIT increased by $7 million in 2014 compared to 2013. In our Composites segment, EBIT increased by $51 million compared to 2013. In our Insulation segment, EBIT increased by $68 million compared to 2013. In our Roofing segment, EBIT decreased by $154 million. Corporate EBIT costs during 2014 decreased by $42 million compared to 2013.
INTEREST EXPENSE, NET
2015 Compared to 2014: Interest expense, net in 2015 was $14 million lower than in 2014. The decrease was driven by reduced interest expense following the refinancing of portions of our Senior Notes due in 2016 and 2019 and lower borrowings on our senior revolving credit facility and receivables securitization facility.
2014 Compared to 2013: Interest expense, net in 2014 was $2 million higher than in 2013 due primarily to decreased interest income, partially offset by reduced interest expense following the refinancing of portions of our Senior Notes due in 2016 and 2019.
(GAIN) LOSS ON EXTINGUISHMENT OF DEBT
For the year ended December 31, 2015, the Company recorded a $5 million gain on extinguishment of debt as a result of purchasing its World Headquarters facility, which had previously been classified as a capital lease. For the year ended December 31, 2014, the Company recorded a $46 million loss on extinguishment of debt as a result of refinancing portions of our Senior Notes due in 2016 and 2019. For the year ended December 31, 2013, there were no extinguishments of debt.
INCOME TAX EXPENSE
Income tax expense for 2015 was $120 million compared to $5 million in 2014.
The company’s effective tax rate for 2015 was 27% on pre-tax income of $453 million.  The difference between the 27% effective tax rate and the U.S. federal statutory tax rate of 35% is primarily attributable to tax legislative changes impacting certain Canadian net operating losses and the reversal of a valuation allowance recorded in prior years against Canadian deferred tax assets which cumulatively totaled $27 million, other releases of valuation allowances against deferred tax assets in multiple jurisdictions and lower foreign tax rates.
Realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowance of certain foreign jurisdictions by a range of $0 million to $12 million.
The company’s effective tax rate for 2014 was 2% on pre-tax income of $232 million. The difference between the 2% effective tax rate and the U.S. federal statutory tax rate of 35% is primarily attributable to the resolution of an uncertain tax position upon receiving final notification from the IRS that it had completed its audit examination for the taxable years 2008 through 2010, the reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets which cumulatively totaled $86 million, lower foreign tax rates and various tax planning initiatives.
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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Adjusting items are shown in the table below (in millions):

	Twelve Months Ended December 31,
	2015	2014	2013
Charges related to cost reduction actions and related items	$(2)	$(36)	$(26)
Net loss on sale of European Stone Business	—	(20)	—
Impairment loss on Alcala, Spain facility held for sale	—	(3)	—
Gain on sale of Hangzhou, China facility	—	45	—
Net gain (loss) related to Hurricane Sandy	—	(6)	15
Accelerated depreciation related to a change in the useful life of assets at our incomplete Cordele, Georgia facility	—	—	(20)
Total adjusting items	$(2)	$(20)	$(31)

The reconciliation from net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Twelve Months Ended December 31,
	2015	2014	2013
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$330	$226	$204
Less: Net earnings attributable to noncontrolling interests	4	2	1
NET EARNINGS	334	228	205
Equity in net earnings of affiliates	1	1	—
Less: Income tax expense	120	5	68
EARNINGS BEFORE TAXES	453	232	273
Interest expense, net	100	114	112
(Gain) loss on extinguishment of debt	(5)	46	—
EARNINGS BEFORE INTEREST AND TAXES	548	392	385
Less: adjusting items from above	(2)	(20)	(31)
ADJUSTED EBIT	$550	$412	$416

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composites
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for our Composites segment (in millions):

	Twelve Months Ended December 31,
	2015	2014	2013
Net sales	$1,902	$1,919	$1,845
% change from prior year	-1%	4%	-1%
EBIT	$232	$149	$98
EBIT as a % of net sales	12%	8%	5%
Depreciation and amortization expense	$125	$129	$130
NET SALES
2015 Compared to 2014: Net sales in our Composites business were $17 million lower in 2015 than in 2014. Excluding the negative impact ($182 million) of translating sales denominated in foreign currencies into United States dollars, net sales grew over 8% year-over-year. Composites sales volumes grew about 4%, and higher selling prices contributed an additional $32 million to the year-over-year improvement. The remaining $56 million year-over-year improvement was driven by favorable product mix. Product mix was relatively flat in the fourth quarter of 2015 compared to the fourth quarter of 2014 as higher specialty glass sales in the fourth quarter of 2014 were largely offset by fourth quarter 2015 favorable product mix.
2014 Compared to 2013: Net sales in our Composites business were $74 million higher in 2014 than in 2013. The increase in sales was driven by higher sales volumes and $32 million in higher selling prices. The negative impact of translating sales denominated in foreign currencies into United States dollars was offset by favorable customer mix.
EBIT
2015 Compared to 2014: EBIT in our Composites segment was $83 million higher in 2015 than in 2014. Higher selling prices of $32 million and the impact of favorable product mix contributed about equally to the year-over-year improvement. The remaining year-over-year improvement was driven by higher sales volumes, improved manufacturing performance and lower furnace rebuild costs, which were partially offset by the negative impact ($24 million) of translating sales denominated in foreign currencies into United States dollars. Lower selling, general and administrative expenses were offset by comparison to the benefit of the prior year's favorable contract dispute resolution.
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
OUTLOOK
Global glass reinforcements market demand has historically grown on average with global industrial production and the Company believes this relationship will continue. In 2016, the Company expects moderate global industrial production growth.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Twelve Months Ended December 31,
	2015	2014	2013
Net sales	$1,850	$1,746	$1,642
% change from prior year	6%	6%	12%
EBIT	$160	$108	$40
EBIT as a % of net sales	9%	6%	2%
Depreciation and amortization expense	$101	$101	$104
NET SALES
2015 Compared to 2014: In our Insulation business, 2015 net sales were $104 million higher than in 2014, primarily due to higher sales volumes of about 5% and higher selling prices of $24 million. The $37 million negative impact of translating sales denominated in foreign currencies into United States dollars was partially offset by favorable customer mix.
2014 Compared to 2013: In our Insulation business, 2014 net sales were $104 million higher than in 2013, primarily due to higher selling prices of $52 million. The remaining increase was driven primarily by higher sales volumes of 2% and a full year of sales for our 2013 acquisition of Thermafiber, Inc.
EBIT
2015 Compared to 2014: In our Insulation business, EBIT increased $52 million in 2015 compared to 2014. Higher selling prices of $24 million and higher sales volumes drove substantially all of the year-over-year improvement. The $13 million negative impact of translating sales denominated in foreign currencies into United States dollars was offset about equally by favorable manufacturing performance and input cost deflation. The remaining increase in EBIT was driven by $7 million of favorable customer mix.
2014 Compared to 2013: In our Insulation business, EBIT increased $68 million in 2014 compared to 2013, primarily due to higher selling prices. Inflation was offset by favorable manufacturing performance and lower selling, general and administrative expenses. The remaining increase in EBIT was driven by higher sales volumes.
OUTLOOK
During the fourth quarter of 2015, the average Seasonally Adjusted Annual Rate (“SAAR”) of United States housing starts was approximately 1.135 million starts, up from an annual average of approximately 1.055 million starts in the fourth quarter of 2014. While the information on United States housing starts has been positive over the past couple of years, the timing and pace of recovery of the United States housing market remains uncertain.

The Company expects our Insulation business to benefit from an improving United States housing market, improved pricing, and continued operating leverage. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Twelve Months Ended December 31,
	2015	2014	2013
Net sales	$1,766	$1,748	$1,967
% change from prior year	1%	-11%	-2%
EBIT	$266	$232	$386
EBIT as a % of net sales	15%	13%	20%
Depreciation and amortization expense	$39	$39	$38

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES
2015 Compared to 2014: In our Roofing business, net sales were $18 million higher in 2015 than in 2014. The increase in net sales was driven by higher sales volumes, partially offset by $114 million of lower selling prices. For the full year, third-party asphalt sales were lower by $48 million, for which $23 million of this change occurred in the fourth quarter of 2015.
2014 Compared to 2013: In our Roofing business, net sales were $219 million lower in 2014 than in 2013 . The decline in net sales was driven primarily by a 9% decrease in sales volumes. Lower selling prices of $61 million were partially offset by favorable product mix. In 2014, sales volumes decreased compared to 2013 primarily as a result of a mid-single digit decline in the size of the United States shingle market. In addition, the Company's market share, which had declined earlier in 2014, returned to historical share levels in the second half of 2014.
EBIT
2015 Compared to 2014: In our Roofing business, EBIT was $34 million higher in 2015 than in 2014. Lower selling prices of $114 million negatively impacted EBIT. More than half of the remaining increase was driven by higher sales volumes and favorable product mix. The remainder of the change was driven by the $68 million benefit of asphalt cost deflation.
2014 Compared to 2013: In our Roofing business, EBIT was $154 million lower in 2014 than in 2013 . Lower sales volumes and lower selling prices contributed about equally to the decline in EBIT. The remainder of the decline was primarily driven by inflation, mainly for asphalt. Production curtailments were largely offset by lower selling, general and administrative expenses.
OUTLOOK
In our Roofing business, we expect the factors that have driven margins in recent years to continue to deliver profitability. Uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Twelve Months Ended December 31,
	2015	2014	2013
Charges related to cost reduction actions and related items	$(2)	$(36)	$(26)
Net loss on sale of European Stone Business	—	(20)	—
Impairment loss on Alcala, Spain facility held for sale	—	(3)	—
Gain on sale of Hangzhou, China facility	—	45	—
Net gain (loss) related to Hurricane Sandy	—	(6)	15
Accelerated depreciation related to a change in the useful life of assets at our incomplete Cordele, Georgia facility	—	—	(20)
General corporate expense and other	(108)	(77)	(108)
EBIT	$(110)	$(97)	$(139)
Depreciation and amortization	$35	$35	$60
EBIT
2015 Compared to 2014: In Corporate, Other and Eliminations, EBIT costs in 2015 were $13 million higher compared to 2014. The increase was driven by higher general corporate expense and other partially offset by higher adjusting items in the prior year, which are shown in the table above and further explained in the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A.
Excluding restructuring actions and adjusting items, general corporate expense and other was $31 million higher primarily due to increased performance-based compensation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2014 Compared to 2013: In Corporate, Other and Eliminations, EBIT costs in 2014 were $42 million lower than in 2013.
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

OUTLOOK
In 2016, we expect general corporate expense to grow to between $120 million and $130 million.
SAFETY
Working safely is a condition of employment at Owens Corning. The Company believes this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the year ended December 31, 2015, our RIR was 0.52 as compared to 0.56 in the same period a year ago.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary sources of liquidity are its senior revolving credit facility and its receivables securitization facility.
The Company has an $800 million senior revolving credit facility which matures in November 2020. In November 2015, we amended the $800 million senior revolving credit facility to extend its maturity to November 2020 and increase the uncommitted incremental loans permitted under the facility from $200 million to $600 million.
The Company has a $250 million receivables securitization facility which matures in January 2018.
As of December 31, 2015, the Company had no borrowings on its receivables securitization facility, $2 million of outstanding letters of credit, and had $228 million available on the facility due to collateral capacity limits. As of December 31, 2015, the Company had no borrowings on its senior revolving credit facility, $9 million of outstanding letters of credit, and had $791 million available on this facility.
The Company has a debt maturity for $158 million of its 2016 senior notes in the fourth quarter of 2016. After this maturity, the Company has no significant debt maturities before 2018. As of December 31, 2015, the Company had $1.9 billion of total debt and cash-on-hand of $96 million.
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
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income taxes and foreign withholding taxes upon repatriation to the U.S. As of December 31, 2015 and December 31, 2014, the Company had approximately $43 million and $46 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to the Risk Factors in Item 1A for details on the factors that could inhibit our subsidiaries ability to pay dividends or make other distributions to the parent company.
The Company has an outstanding share repurchase authorization and will evaluate and consider repurchasing shares of our common stock as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity or generate proceeds.
The credit agreements applicable to our senior revolving credit facility and the receivables securitization facility contain various covenants that we believe are usual and customary for agreements of these types. The senior revolving credit facility and the securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. The Company was in compliance with these covenants as of December 31, 2015.
Cash flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Twelve Months Ended December 31,
	2015	2014	2013
Cash balance	$96	$67	$57
Cash provided by operating activities	$742	$452	$383
Cash used for investing activities	$(369)	$(297)	$(283)
Cash used for financing activities	$(333)	$(142)	$(96)
Availability on the senior revolving credit facility	$791	$791	$773
Availability on the receivables securitization facility	$228	$56	$—
Operating activities: In 2015, the Company generated $742 million of cash from operating activities compared to $452 million in 2014. The change in cash provided by operating activities was primarily due to reductions in working capital and increased net earnings, as compared to 2014.
Investing activities: The $72 million increase in cash used for investing activities in 2015 compared to 2014 was primarily due to increased cash paid for property, plant and equipment and lower proceeds from the sale of assets or affiliates.
Financing activities: Cash used for financing activities in 2015 was $333 million compared to $142 million in 2014. The increase of $191 million in 2015 compared to 2014 was primarily due to increased share repurchases and lower net borrowings on our senior revolving credit facility, receivables securitization facility, and short-term debt arrangements.
On February 10, 2016, the Company announced that the Board of Directors declared a quarterly dividend of $0.18 per common share payable on April 4, 2016 to shareholders of record as of March 11, 2016.
2016 Investments
Capital Expenditures: The Company will continue a balanced approach to the use of its cash flows. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2016 are expected to be approximately $385 million which is roughly $65 million greater than expected depreciation and amortization. Capital spending in excess of depreciation and amortization is primarily due to the construction of our mineral fiber insulation plant in Joplin, Missouri. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

Tax Net Operating Losses
Upon emergence from bankruptcy and subsequent to the distribution of contingent stock and cash in January 2007, we generated a significant United States federal tax net operating loss of approximately $3.0 billion. As of December 31, 2015 and 2014, our federal tax net operating losses remaining were $2.0 billion and $2.2 billion, respectively. The decrease in U.S. federal tax net operating losses is primarily due to the impact of 2015 estimated taxable income. Our net operating losses are subject to the limitations imposed under section 382 of the Internal Revenue Code. These limits are triggered when a change in

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
In addition to the United States net operating losses described above, we have net operating losses in various state and foreign jurisdictions which totaled $2.3 billion and $0.6 billion as of December 31, 2015, respectively and $2.4 billion and $0.9 billion as of December 31, 2014, respectively. The state net operating losses decreased from prior year based on our estimate of 2015 taxable income and from expiring loss years that were offset by a full valuation allowance. Foreign net operating losses decreased from prior year as a result of recent tax legislative changes impacting certain Canadian losses which were offset by a full valuation allowance, changes in foreign currency exchange rates and our estimate of 2015 taxable income. The evaluation of the amount of net operating losses expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. In assessing the realizability of our deferred tax assets, we have not relied on any material future tax planning strategies. We have forecasted future results using estimates management believes to be reasonable, which are based on independent evidence such as expected trends resulting from certain leading economic indicators such as global industrial production and new U.S. residential housing starts. In order to fully utilize our net operating losses, we estimate that the Company will need to generate future federal, state and foreign earnings before taxes of approximately $2.2 billion, $2.5 billion and $0.6 billion, respectively. Management believes the Company will generate sufficient future taxable income within the statutory limitations in order to fully realize the carrying value of its U.S. federal net operating losses. As of December 31, 2015, a valuation allowance was established for certain state and foreign jurisdictions’ net operating loss carryforwards.
The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management’s forecasts. Should we determine that it is likely that our deferred income tax assets are not realizable, we would be required to reduce our deferred tax assets reflected on our Consolidated Financial Statements to the net realizable amount by establishing an accounting valuation allowance and recording a corresponding charge to current earnings. Such adjustments could be material to the financial statements. To date, we have recorded valuation allowances against certain of these deferred tax assets totaling $135 million as of December 31, 2015.
Pension contributions
Please refer to Note 12 of the Consolidated Financial Statements. The Company has several defined benefit pension plans. The Company made cash contributions of $60 million and $52 million to the plans during the twelve months ended December 31, 2015 and 2014, respectively. The increase in pension contributions in 2015 was driven by higher pension contributions required to maintain our funded status. The Company expects to contribute $63 million in cash to its pension plans during 2016. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.

Fair Value Measurement
Please refer to Note 18 of the Consolidated Financial Statements.
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

CONTRACTUAL OBLIGATIONS
In the ordinary course of business, the Company enters into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2015 are as follows (in millions):

	Payments due by period
	2016	2017	2018	2019	2020	2020 and Beyond	Total
Long-term debt obligations	$158	$—	$—	$144	$—	$1,550	$1,852
Interest on variable rate debt (1), fixed rate debt, capital lease payments	109	99	98	91	84	737	1,218
Capital lease obligations	3	4	4	4	5	16	36
Operating lease obligations	58	45	31	24	15	43	216
Purchase obligations (2)	215	63	59	13	11	30	391
Deferred acquisition payments	9	—	4	—	—	—	13
Pension contributions (3)	63	—	—	—	—	—	63
Total (4)	$615	$211	$196	$276	$115	$2,376	$3,789

(1)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2015 for all future periods.

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

(3)
Pension contributions include estimated contributions for our defined benefit pension plans. The Company is not presenting estimated payments in the table above beyond 2016 as funding can vary significantly from year to year based upon changes in the fair value of plan assets, funding regulations and actuarial assumptions.

(4)
The Company has not included its accounting for uncertainty in income taxes liability in the contractual obligation table as the timing of payment, if any, cannot be reasonably estimated. The balance of this liability at December 31, 2015 was $25 million.

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
The Company has recorded its goodwill and conducted testing for potential goodwill impairment at a reporting unit level. Our reporting units represent a business for which discrete financial information is available and segment management regularly reviews the operating results.  The Company has three reporting units; Composites, Insulation and Roofing. Seventy-six percent or $888 million of recorded goodwill is allocated to our Insulation segment, nineteen percent or $223 million of recorded goodwill is allocated to our Roofing segment, and five percent or $56 million is allocated to our Composites segment.

Goodwill is an intangible asset that is not subject to amortization; however, annual tests are required to be performed to determine whether impairment exists. Prior to performing the two-step impairment process described in Accounting Standards Codification ("ASC") 350-20, the guidance permits companies to assess qualitative factors to determine if it is more likely than not that a reporting unit’s fair value is less than its carrying value. If it is more likely than not that a reporting unit’s fair value is greater than its carrying value, then no additional testing is required. If it is more likely than not that a reporting unit’s fair value is less than or close to its carrying value then step one of the impairment test must be performed to determine if impairment is required. In 2015, the Company has elected not to perform the qualitative approach, and proceeded in performing a step one analysis.
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
Our annual test of goodwill for impairment was conducted as of October 1, 2015. The fair value of each of our reporting units was in excess of its carrying value and thus, no impairment exists. The fair value of all three reporting units substantially exceeded the carrying value as of the date of our assessment.
Other indefinite-lived intangible assets are the Company’s trademarks. Fair values used in testing for potential impairment of our trademarks are calculated by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation are discounted using the Company’s weighted average cost of capital. Our annual test of indefinite-lived intangibles was conducted as of October 1, 2015. The fair value of each of our indefinite-lived intangible assets was in excess of its carrying value and thus, no impairment exists. The fair value of these assets substantially exceeded the carrying value as of the date of our assessment.
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
Two key assumptions that could have a significant impact on the measurement of pension liabilities and pension expense are the discount rate and the expected return on plan assets. For our largest plan, the United States plan, the discount rate used for the December 31, 2015 measurement date was derived by matching projected benefit payments to bond yields obtained from the Towers Watson’s proprietary United States RATE:Link 40-90 pension discount curve developed as of the measurement date. The Towers Watson United States RATE:Link 40-90 pension discount curve is based on certain corporate bonds rated Aa whose weighted average yields lie within the 40th to 90th percentiles of the bonds considered. Corporate bonds are treated as being Aa or better generally if at least half of the available ratings are Aa or better as determined by Moody’s, Standard & Poor’s, Fitch and Dominion Bond Rating Services. The result supported a discount rate of 4.20% at December 31, 2015 compared to 3.85% at December 31, 2014. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the December 31, 2015 projected benefit obligation for the United States pension plans by approximately $34 million. A 25 basis point increase (decrease) in the discount rate would decrease (increase) 2016 net periodic pension cost by less than $1 million.
The expected return on plan assets in the United States was derived by taking into consideration the target plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers. The Company uses the target plan asset allocation because we rebalance our portfolio to target on a quarterly basis. An asset return model was used to develop an expected range of returns on plan investments over a 20 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. This process resulted in the selection of an expected return of 7.00% at the December 31, 2015 measurement date, which is used to determine net periodic pension cost for the year 2016. This assumption is flat to the 7.00% returns selected at the December 31, 2014 and December 31, 2013 measurement dates. A 25 basis point increase (decrease) in return on plan assets assumption would result in a respective decrease (increase) of 2016 net periodic pension cost by approximately $2 million.
The discount rate for our United States postretirement plan was selected using the same method as described for the pension plan. The result supported a discount rate of 4.00% at December 31, 2015 compared to 3.70% at December 31, 2014. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the United States postretirement benefit obligation by approximately $5 million and decrease (increase) 2016 net periodic postretirement benefit cost by less than $1 million.
The methods corresponding to those described above are used to determine the discount rate and expected return on assets for non-U.S. pension and postretirement plans, to the extent applicable.
RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1 of the Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

Please refer to Note 14 of the Consolidated Financial Statements.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” “will” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors that may cause actual results to differ materially from those projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	levels of residential and commercial construction activity;

•	competitive and pricing factors;

•	levels of global industrial production;

•	demand for our products;

•	relationships with key customers;

•	industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;

•	foreign exchange and commodity price fluctuations;

•	our level of indebtedness;

•	weather conditions;

•	availability and cost of credit;

•	availability and cost of energy and raw materials;

•	issues involving implementation and protection of information technology systems;

•	international economic and political conditions, including new legislation or other governmental actions;

•	labor disputes, legal and regulatory proceedings, including litigation;

•	research and development activities and intellectual property protection;

•	interest rate movements;

•	our ability to utilize our net operating loss carryforwards;

•	uninsured losses;

•	issues related to acquisitions, divestitures and joint ventures;

•	achievement of expected synergies, cost reductions and/or productivity improvements; and

•	defined benefit plan funding obligations.

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

The Company is exposed to the impact of changes in foreign currency exchange rates, interest rates and the prices of various commodities used in the normal course of business. To mitigate some of the near-term volatility in our earnings and cash flows, the Company manages certain of our exposures through the use of financial contracts, contracts for physical delivery of a particular commodity, and derivative financial instruments. The Company’s objective with these instruments is to reduce exposure to near-term fluctuations in earnings and cash flows. The Company’s policy enables the use of foreign currency, interest rate and commodity derivative financial instruments only to the extent necessary to manage exposures as described above. The Company does not enter into such transactions for trading purposes.
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
Foreign Exchange Rate Risk
The Company has transactional foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company enters into various forward contracts, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. Exposures are related to the United States Dollar primarily versus the Brazilian Real, Canadian Dollar, Chinese Yuan, Indian Rupee, Mexican Peso, and South Korean Won exchange rates. Also, there are additional exposures related to the European Euro primarily versus the Russian Ruble and United States Dollar. These transactional risks are mitigated through the use of derivative financial instruments and balancing of cash deposits and loans. The net fair value of derivative financial instruments used to limit exposure to foreign currency risk was less than $1 million and approximately $(2) million as of December 31, 2015 and 2014, respectively. The potential change in fair value at both December 31, 2015 and 2014 for such financial instruments from an increase (decrease) of 10% in quoted foreign currency exchange rates would be an increase (decrease) of approximately $3 million and $5 million, respectively.
We have translation exposure resulting from translating the financial statements of foreign subsidiaries into United States dollars. Our most significant translation exposures are the Canadian Dollar, Chinese Yuan, European Euro, and Russian Ruble in relation to the United States Dollar. The Company has partially hedged the translation exposure for the European Euro through derivative financial instruments. The fair value of these instruments is $10 million as of December 31, 2015. The potential change in fair value at December 31, 2015 for such financial instruments from an increase (decrease) of 10% in quoted foreign currency exchange rate would be an increase (decrease) of approximately $28 million.

Interest Rate Risk
The Company is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. The Company has a revolving credit facility, receivables securitization facility, other floating rate debt and cash and cash equivalents which are exposed to floating interest rates and may impact cash flow. As of December 31, 2015, the Company had no borrowings on its senior revolving credit facility or its accounts receivables securitization facility, with the balance of other floating rate debt of $6 million. As of December 31, 2014, there were no amounts outstanding on the senior revolving credit facility and $106 million outstanding on the accounts receivables securitization facility, with the balance of other floating rate debt of $6 million. Cash and cash equivalents were $96 million and $67 million at December 31, 2015 and 2014, respectively. A one percentage point increase (decrease) in interest rates at both December 31, 2015 and 2014 would increase (decrease) our annual net interest expense by less than $1 million and $1 million, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

The fair market value of the Company’s senior notes are subject to interest rate risk. The following table shows how a one percentage point increase / decrease in interest rates would decrease / increase the fair market value of the senior notes, as of December 31, 2015 and 2014:

As of December 31, 2015:
Maturity Year	2016	2019	2022	2024	2036
Increase in interest rates
Decrease in fair value	1%	2%	6%	7%	10%
Decrease in interest rates
Increase in fair value	1%	5%	6%	8%	12%

As of December 31, 2014:
Maturity Year	2016	2019	2022	2024	2036
Increase in interest rates
Decrease in fair value	2%	3%	6%	8%	11%
Decrease in interest rates
Increase in fair value	2%	6%	7%	8%	13%
In 2013, the Company entered into fixed to floating interest rate swaps totaling $100 million, designated as a fair value hedge of the senior notes due in 2022. A one percentage point increase (decrease) in absolute interest rates at both December 31, 2015 and 2014 would decrease (increase) the fair value of the swaps by $7 million and $8 million respectively, and increase (decrease) annual interest expense by $1 million.
Commodity Price Risk
The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as natural gas, and raw materials, such as asphalt and polystyrene. The Company enters into cash-settled natural gas, electricity and crude oil swap contracts to protect against changes in natural gas and energy prices that mature within 15 months; however, no financial instruments are currently used to protect against changes in raw material costs. At December 31, 2015 and 2014, the net fair value of such swap contracts was a liability of $6 million and a liability of $8 million, respectively. The potential change in fair value at December 31, 2015 and 2014 resulting from an increase (decrease) of 10% change in the underlying commodity prices would be an increase (decrease) of approximately $2 million and $3 million respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Pages 43 through 103 of this filing are incorporated herein by reference.

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
Information with respect to directors and corporate governance will be presented in the 2016 Proxy Statement in the sections titled “Information Concerning Directors,” “Governance Information” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and such information is incorporated herein by reference.
Information with respect to executive officers is included herein under Part I, “Executive Officers of Owens Corning.”
Code of Ethics for Senior Financial Officers
Owens Corning has adopted an Ethics Policy for Chief Executive and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and Controller. This policy is available on our website (http://www.owenscorning.com) under the tab “Corporate Governance” and print copies will be made available free of charge upon request to the Secretary of the Company. To the extent required by applicable SEC rules or New York Stock Exchange listing standards, the Company intends to post any amendments or waivers to the above referenced codes of ethics to our website, under the tab entitled "Corporate Governance" .

ITEM 11.	EXECUTIVE COMPENSATION
Information regarding executive officer and director compensation will be presented in the 2016 Proxy Statement under the section titled “Executive Compensation,” exclusive of the subsection titled “Compensation Committee Report,” and the section titled “2015 Non-Management Director Compensation,” and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in the 2016 Proxy Statement under the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence will be presented in the 2016 Proxy Statement under the sections titled “Certain Transactions with Related Persons,” “Review of Transactions with Related Persons,” “Director Qualifications Standards” and “Director Independence,” and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accounting fees and services will be presented in the 2016 Proxy Statement under the sections titled “Principal Accounting Fees and Services,” and such information is incorporated herein by reference.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	DOCUMENTS FILED AS PART OF THIS REPORT
1.See Index to Consolidated Financial Statements on page 43 hereof.
2.See Index to Financial Statement Schedules on page 104 hereof.
3.See Exhibit Index beginning on page 106 hereof.
Management contracts and compensatory plans and arrangements required to be filed as an exhibit pursuant to Form 10-K are denoted in the Exhibit Index by an asterisk (“*”).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OWENS CORNING

By	/s/ Michael H. Thaman	February 10, 2016
Michael H. Thaman,
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael H. Thaman	February 10, 2016
Michael H. Thaman,
Chairman of the Board, President,
Chief Executive Officer and Director

/s/ Michael C. McMurray	February 10, 2016
Michael C. McMurray,
Senior Vice President and
Chief Financial Officer

/s/ Kelly J. Schmidt	February 10, 2016
Kelly J. Schmidt,
Vice President and Controller

/s/ Cesar Conde	February 10, 2016
Cesar Conde,
Director

/s/ J. Brian Ferguson	February 10, 2016
J. Brian Ferguson,
Director

/s/ Ralph F. Hake	February 10, 2016
Ralph F. Hake,
Director

/s/ F. Philip Handy	February 10, 2016
F. Philip Handy,
Director

/s/ Ann Iverson	February 10, 2016
Ann Iverson,
Director

/s/ Edward F. Lonergan	February 10, 2016
Edward F. Lonergan,
Director

/s/ Maryann T. Mannen	February 10, 2016
Maryann T. Mannen,
Director

/s/ James J. McMonagle	February 10, 2016
James J. McMonagle,
Director

/s/ W. Howard Morris	February 10, 2016
W. Howard Morris,
Director

/s/ Suzanne P. Nimocks	February 10, 2016
Suzanne P. Nimocks,
Director

/s/ John D. Williams	February 10, 2016
John D. Williams,
Director

Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
PricewaterhouseCoopers LLP has audited the effectiveness of the internal controls over financial reporting as of December 31, 2015 as stated in their Report of Independent Registered Public Accounting Firm on page 45 hereof.
Based on our assessment, management determined that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

/s/ Michael H. Thaman	February 10, 2016
Michael H. Thaman,
President and Chief Executive Officer

/s/ Michael C. McMurray	February 10, 2016
Michael C. McMurray,
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Owens Corning:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), comprehensive earnings (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Owens Corning and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 19 to the consolidated financial statements, the Company changed the manner in which it presents deferred taxes in 2015 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.
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

/s/ PricewaterhouseCoopers LLP
Toledo, OH
February 10, 2016

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts)

	Twelve Months Ended December 31,
	2015	2014	2013
NET SALES	$5,350	$5,260	$5,295
COST OF SALES	4,197	4,284	4,329
Gross margin	1,153	976	966
OPERATING EXPENSES
Marketing and administrative expenses	525	487	530
Science and technology expenses	73	76	77
Charges related to cost reduction actions	(6)	37	8
Other expenses (income), net	13	(16)	(34)
Total operating expenses	605	584	581
EARNINGS BEFORE INTEREST AND TAXES	548	392	385
Interest expense, net	100	114	112
(Gain) loss on extinguishment of debt	(5)	46	—
EARNINGS BEFORE TAXES	453	232	273
Less: Income tax expense	120	5	68
Equity in net earnings of affiliates	1	1	—
NET EARNINGS	334	228	205
Less: Net earnings attributable to noncontrolling interests	4	2	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$330	$226	$204
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$2.82	$1.92	$1.73
Diluted	$2.79	$1.91	$1.71
Dividend	$0.68	$0.64	$—
WEIGHTED AVERAGE COMMON SHARES
Basic	117.2	117.5	118.2
Diluted	118.2	118.3	119.1

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(in millions)

	Twelve Months Ended December 31,
	2015	2014	2013
NET EARNINGS	$334	$228	$205
Currency translation adjustment, including net investment hedge (net of tax of $(5), $0, and $0, for the periods ended December 31, 2015, 2014 and 2013, respectively)	(115)	(134)	(28)
Pension and other postretirement adjustment (net of tax of $1, $67, and $(45), for the periods ended December 31, 2015, 2014 and 2013, respectively)	(6)	(113)	94
Deferred income (loss) on hedging (net of tax of $(1), $3, and $(1) for the periods ended December 31, 2015, 2014 and 2013, respectively)	1	(6)	1
COMPREHENSIVE EARNINGS (LOSS)	214	(25)	272
Less: Comprehensive earnings attributable to noncontrolling interests	4	2	1
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$210	$(27)	$271

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$96	$67
Receivables, less allowances of $8 at December 31, 2015 and $10 at December 31, 2014	709	674
Inventories	644	817
Assets held for sale – current	12	16
Other current assets	77	233
Total current assets	1,538	1,807
Property, plant and equipment, net	2,956	2,899
Goodwill	1,167	1,168
Intangible assets, net	999	1,017
Deferred income taxes	492	444
Other non-current assets	228	207
TOTAL ASSETS	$7,380	$7,542
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$948	$949
Short-term debt	6	31
Long-term debt – current portion	163	3
Total current liabilities	1,117	983
Long-term debt, net of current portion	1,702	1,978
Pension plan liability	397	447
Other employee benefits liability	240	252
Deferred income taxes	8	22
Other liabilities	137	130
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,965	3,954
Accumulated earnings	1,055	805
Accumulated other comprehensive deficit	(670)	(550)
Cost of common stock in treasury (c)	(612)	(518)
Total Owens Corning stockholders’ equity	3,739	3,692
Noncontrolling interests	40	38
Total equity	3,779	3,730
TOTAL LIABILITIES AND EQUITY	$7,380	$7,542

(a)	10 shares authorized; none issued or outstanding at December 31, 2015 and December 31, 2014

(b)	400 shares authorized; 135.5 issued and 115.9 outstanding at December 31, 2015; 135.5 issued and 117.8 outstanding at December 31, 2014

(c)	19.6 shares at December 31, 2015 and 17.7 shares at December 31, 2014

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings (Deficit)	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2012	118.3	$1	17.3	$(475)	$3,925	$451	$(364)	$37	$3,575
Net earnings attributable to Owens Corning	—	—	—	—	—	204	—	—	204
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	—	—	(28)	(1)	(29)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	94	—	94
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	1	—	1
Stock issuance	0.5		(0.6)	17	(1)				16
Purchases of treasury stock	(1.6)	—	1.6	(63)	—	—	—	—	(63)
Stock-based compensation	0.6	—	(0.6)	17	14	—	—	—	31
Balance at December 31, 2013	117.8	$1	17.7	$(504)	$3,938	$655	$(297)	$37	$3,830
Net earnings attributable to Owens Corning	—	—	—	—	—	226	—	—	226
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Currency translation adjustment	—	—	—	—	—	—	(134)	(1)	(135)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(113)	—	(113)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	(6)	—	(6)
Stock issuance	0.3	—	(0.3)	9	(1)	—	—	—	8
Purchases of treasury stock	(1.0)	—	1.0	(44)	—	—	—	—	(44)
Stock-based compensation	0.7	—	(0.7)	21	17	—	—	—	38
Dividends declared	—	—	—	—	—	(76)	—	—	(76)
Balance at December 31, 2014	117.8	$1	17.7	$(518)	$3,954	$805	$(550)	$38	$3,730
Net earnings attributable to Owens Corning	—	—	—	—	—	330	—	—	330
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Currency translation adjustment	—	—	—	—	—	—	(115)	(2)	(117)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(6)	—	(6)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	1	—	1
Stock issuance	0.7	—	(0.7)	21	(1)	—	—	—	20
Purchases of treasury stock	(3.3)	—	3.3	(140)	—	—	—	—	(140)
Stock-based compensation	0.7	—	(0.7)	25	12	—	—	—	37
Dividends declared	—	—	—	—	—	(80)	—		(80)
Balance at December 31, 2015	115.9	$1	19.6	$(612)	$3,965	$1,055	$(670)	$40	$3,779

(a)	Additional Paid in Capital (“APIC”)

(b)	Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)

(c)	Noncontrolling Interest (“NCI”)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Twelve Months Ended December 31,
	2015	2014	2013
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$334	$228	$205
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	300	304	332
Gain on sale of assets or affiliates	(2)	(55)	(6)
Net loss on sale of European Stone Business	—	20	—
Proceeds from Hurricane Sandy insurance claims	—	—	(58)
Deferred income taxes	64	(15)	54
Provision for pension and other employee benefits liabilities	15	18	23
Stock-based compensation expense	30	29	28
Other non-cash	(11)	(30)	(18)
Loss (gain) on extinguishment of debt	(5)	46	—
Change in working capital accounts:
Changes in receivables, net	(71)	(10)	(77)
Changes in inventories	150	(29)	(27)
Changes in accounts payable and accrued liabilities	28	3	22
Changes in other current assets	(19)	(3)	4
Other	—	—	—
Pension fund contribution	(60)	(52)	(39)
Payments for other employee benefits liabilities	(20)	(22)	(22)
Other	9	20	(38)
Net cash flow provided by operating activities	742	452	383
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(393)	(374)	(311)
Derivative settlements	4	5	—
Proceeds from the sale of assets or affiliates	20	65	—
Investment in subsidiaries and affiliates, net of cash acquired	—	(12)	(62)
Proceeds from Hurricane Sandy insurance claims	—	—	58
Deposit related to sale of Hangzhou, China plant	—	—	34
Purchases of alloy	(8)	(28)	(18)
Proceeds from sale of alloy	8	47	16
Net cash flow used for investing activities	(369)	(297)	(283)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,546	1,276	1,063
Payments on senior revolving credit and receivables securitization facilities	(1,652)	(1,344)	(1,103)
Proceeds from long-term debt	—	390	—
Payments on long-term debt	(8)	(402)	(2)
Dividends paid	(78)	(56)	—
Net increase (decrease) in short-term debt	(22)	30	(4)
Purchases of treasury stock	(138)	(44)	(63)
Other	19	8	13
Net cash flow used for financing activities	(333)	(142)	(96)
Effect of exchange rate changes on cash	(11)	(3)	(2)
Net increase in cash and cash equivalents	29	10	2
Cash and cash equivalents at beginning of period	67	57	55
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96	$67	$57
DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$33	$19	$29
Cash paid during the year for interest	$113	$122	$126

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Owens Corning, a Delaware corporation, is a leading global producer of glass fiber reinforcements and other materials for composite systems and of residential and commercial building materials. The Company operates within three segments: Composites, which includes the Company’s Reinforcements and Downstream businesses; Insulation and Roofing. Through these lines of business, Owens Corning manufactures and sells products worldwide. The Company maintains leading market positions in many of its major product categories.
General

On February 4, 2016, the Board of Directors declared a quarterly dividend of $0.18 per common share payable on April 4, 2016 to shareholders of record as of March 11, 2016.
During 2015, the Company recorded additional income tax expense of $8 million related to prior periods. The effects of these charges were not material to the current or any previously issued financial statements.
During the fourth quarter of 2015, the Company discovered an error between Net sales and Cost of sales due to incorrect eliminations in our Composites segment. For the twelve months ended December 31, 2014, the previously reported Net sales and Cost of sales were overstated by $16 million. The related amounts presented on the Consolidated Statements of Earnings for the twelve months ended December 31, 2014 were revised. Please refer to Note 20 of the Notes to Consolidated Financial Statements for information about the revisions to the interim periods of 2015 and 2014. The effect of correcting these errors was not material to any previously issued financial statements.
In the fourth quarter of 2015, the Company revised the Consolidated and Condensed Consolidating Statements of Cash Flows for the twelve months ended December 31, 2014 and 2013 to correct an error for the presentation of non-cash cash capital expenditures which impacted the operating activities section and the investing activities section.
For the twelve months ended December 31, 2014, the impact of this revision increased cash used for Cash paid for property, plant and equipment, cash provided by Changes in accounts payable and accrued liabilities and the related Statements of Cash Flows subtotals by $11 million. For the twelve months ended December 31, 2013, the impact of this revision reduced cash used for Cash paid for property, plant and equipment, cash provided by Changes in accounts payable and accrued liabilities and the related Statements of Cash Flows subtotals by $24 million. The effects of these revisions did not impact the ending cash balance for any period and were not material to any previously issued financial statements.
This classification error also impacted the unaudited Consolidated and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, the six months ended June 30, and the nine months ended September 30, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, the impact of this revision increased cash used for Cash paid for property, plant and equipment and decreased cash used for Changes in working capital by $33 million and $29 million, respectively. For the six months ended June 30, 2015 and 2014, the impact of this revision increased cash used for Cash paid for property, plant and equipment and decreased cash used for Changes in working capital by $26 million and $15 million, respectively. For the nine months ended September 30, 2015 and 2014, the impact of this revision increased cash used for Cash paid for property, plant and equipment and decreased cash used for Changes in working capital by $26 million and $16 million, respectively. The effects of these revisions did not impact the ending cash balance for any period and were not material to any previously issued financial statements.
Basis of Presentation
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in these notes refer to Owens Corning and its subsidiaries.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications
Certain reclassifications have been made to the 2014 and 2013 Consolidated Financial Statements and Notes to the Consolidated Financial Statements to conform to the classifications used in 2015.
During the fourth quarter of 2015, the Company adopted Financial Accounting Standards Board (the "FASB") Accounting Standards Update ("ASU") No. 2015-03, resulting in a reclassification of debt issuance costs for all periods presented in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements to conform to the classifications used in 2015. This change was also applied to the selected financial data table in Item 6 of this Form 10-K. Please refer to the accounting pronouncements section of Note 1 and Note 11 for additional detail on this adoption.
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
Revenue Recognition
Revenue is recognized when title and risk of loss pass to the customer and collectability is reasonably assured. Provisions for discounts and rebates to customers, returns and other adjustments are provided in the same period that the related sales are recorded and are based on historical experience, current conditions and contractual obligations, as applicable.
Cost of Sales
Cost of sales includes material, labor, energy and manufacturing overhead costs, including depreciation and amortization expense associated with the manufacture and distribution of the Company’s products. Provisions for warranties are provided in the same period that the related sales are recorded and are based on historical experience, current conditions and contractual obligations, as applicable. Distribution costs include inbound freight costs; purchasing and receiving costs; inspection costs; warehousing costs; shipping and handling costs, which include costs incurred relating to preparing, packaging, and shipping products to customers; and other costs of the Company’s distribution network. All shipping and handling costs billed to the customer are included as net sales in the Consolidated Statements of Earnings.

Marketing and Advertising Expenses
Marketing and advertising expenses are included in Marketing and administrative expenses. These costs include advertising and marketing communications, which are expensed the first time the advertisement takes place. Marketing and advertising expenses for the years ended December 31, 2015, 2014 and 2013 were $98 million, $100 million and $105 million, respectively.
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
Investments in Affiliates
The Company accounts for investments in affiliates of 20% to 50% ownership when the Company does not have a controlling financial interest using the equity method under which the Company’s share of earnings and losses of the affiliate is reflected in earnings and dividends are credited against the investment in affiliate when declared. Investments in affiliates are recorded in other non-current assets on the Consolidated Balance Sheets and as of December 31, 2015 and 2014 the total value of investments was $54 million and $53 million, respectively.

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
Identifiable intangible assets with a determinable useful life are amortized over that determinable life. Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $22 million, $21 million and $22 million, respectively. See Note 5 to the Consolidated Financial Statements for further discussion.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Precious metals used in our production tooling are included in property, plant and equipment and are depleted as they are consumed during the production process. Depletion typically represents an annual expense of less than 3% of the outstanding value and is recorded in Cost of sales on the Consolidated Statements of Earnings.
For the years ended December 31, 2015, 2014 and 2013 depreciation expense was $278 million, $283 million and $310 million, respectively. In 2015, 2014 and 2013, depreciation expense included $3 million, $1 million and $9 million, respectively, of accelerated depreciation related to cost reduction actions further explained in Note 10 to the Consolidated Financial Statements. In 2014, depreciation expense also included $3 million of impairment losses on held for sale assets. In 2013, depreciation expense included $20 million of accelerated depreciation related to the change in useful life of assets recorded as a result of our assessment of the future utility of an incomplete Insulation facility located in Cordele, Georgia.
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
Foreign Currency
The functional currency of the Company’s subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into United States dollars at the period-end rate of exchange, and their Statements of Earnings and Statements of Cash Flows are converted on an ongoing basis at the monthly average rate. The resulting translation adjustment is included in accumulated OCI in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the Consolidated Statements of Earnings as incurred. The Company recorded a foreign currency transaction loss of $5 million, $4 million and $3 million during the years ended December 31, 2015, 2014 and 2013, respectively.
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
In April 2015, the FASB issued ASU No. 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. In August 2015, the FASB issued ASU 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements," ("ASU 2015-15"). ASU 2015-15 states that entities may continue presenting unamortized debt issuance costs for line-of-credit arrangements as an asset, which results in no change to our Consolidated Financial Statements. The retrospective adoption of ASU 2015-03 affected the presentation of debt issuance costs related to our senior notes. Please refer to Note 11 of the Consolidated Financial Statements for additional detail on this adoption.
In April 2015, the FASB issued ASU No. 2015-04, "Compensation-Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets" ("ASU 2015-04"). ASU 2015-04 provides a practical expedient for entities to use when a significant event occurs in an interim period that requires remeasurement of defined benefit plan assets and obligations. Entities are permitted to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The update is not expected to have a material impact on the Company's Consolidated Financial Statements. ASU 2015-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2016.
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
In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in ASU 2015-17. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company adopted this standard prospectively in the fourth quarter of 2015. Please refer to Note 19 of the Consolidated Financial Statements for additional detail on this adoption.

In January 2016, the FASB issued ASU No. 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The Company is currently assessing the impact that adopting this new accounting guidance will have on its Consolidated Financial Statements. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. Accordingly, the standard is effective for the Company on January 1, 2018.

2.    SEGMENT INFORMATION
The Company has three reportable segments: Composites, Insulation and Roofing. Accounting policies for the segments are the same as those for the Company. The Company’s three reportable segments are defined as follows:
Composites – The Composites segment is comprised of our Reinforcements and Downstream businesses. Within the Reinforcements business, the Company manufactures, fabricates and sells glass reinforcements in the form of fiber. Within the Downstream business, the Company manufactures and sells glass fiber products in the form of fabrics, non-wovens and other specialized products.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2.    SEGMENT INFORMATION (continued)

Insulation – Within our Insulation segment, the Company manufactures and sells fiberglass insulation into residential, commercial, industrial and other markets for both thermal and acoustical applications. It also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, bonded and granulated mineral fiber insulation and foam insulation used in above- and below-grade construction applications.
Roofing – Within our Roofing segment, the Company manufactures and sells residential roofing shingles, oxidized asphalt materials, and roofing accessories used in residential and commercial construction and specialty applications.

NET SALES
The following table summarizes our net sales by segment and geographic region (in millions). External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Twelve Months Ended December 31,
	2015	2014	2013
Reportable Segments
Composites	$1,902	$1,919	$1,845
Insulation	1,850	1,746	1,642
Roofing	1,766	1,748	1,967
Total reportable segments	5,518	5,413	5,454
Corporate eliminations	(168)	(153)	(159)
NET SALES	$5,350	$5,260	$5,295

External Customer Sales by Geographic Region
United States	$3,697	$3,557	$3,644
Europe	515	575	545
Asia Pacific	662	636	627
Canada and other	476	492	479
NET SALES	$5,350	$5,260	$5,295
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2.    SEGMENT INFORMATION (continued)

The following table summarizes EBIT by segment (in millions):

	Twelve Months Ended December 31,
	2015	2014	2013
Reportable Segments
Composites	$232	$149	$98
Insulation	160	108	40
Roofing	266	232	386
Total reportable segments	658	489	524
Charges related to cost reduction actions and related items	(2)	(36)	(26)
Net loss on sale of European Stone Business	—	(20)	—
Impairment loss on Alcala, Spain facility held for sale	—	(3)	—
Gain on sale of Hangzhou, China facility	—	45	—
Net gain (loss) related to Hurricane Sandy	—	(6)	15
Accelerated depreciation related to a change in the useful life of assets at our incomplete Cordele, Georgia facility	—	—	(20)
General corporate expense and other	(108)	(77)	(108)
EBIT	$548	$392	$385

TOTAL ASSETS AND PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION
The following table summarizes total assets by segment and property, plant and equipment by geographic region (in millions):

	December 31,
TOTAL ASSETS	2015	2014
Reportable Segments
Composites	$2,359	$2,387
Insulation	2,873	2,844
Roofing	1,055	1,138
Total reportable segments	6,287	6,369
Cash and cash equivalents	96	67
Current and noncurrent deferred income taxes	492	580
Investments in affiliates	54	53
Assets held for sale – current	12	16
Corporate property, plant and equipment, other assets and eliminations	439	457
CONSOLIDATED TOTAL ASSETS	$7,380	$7,542

	December 31,
PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION	2015	2014
United States	$1,918	$1,773
Europe	359	404
Asia Pacific	347	377
Canada and other	332	345
TOTAL PROPERTY, PLANT AND EQUIPMENT	$2,956	$2,899

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2.    SEGMENT INFORMATION (continued)

PROVISION FOR DEPRECIATION AND AMORTIZATION
The following table summarizes the provision for depreciation and amortization by segment (in millions):

	Twelve Months Ended December 31,
	2015	2014	2013
Reportable Segments
Composites	$125	$129	$130
Insulation	101	101	104
Roofing	39	39	38
Total reportable segments	265	269	272
General corporate depreciation and amortization (a)	35	35	60
CONSOLIDATED PROVISION FOR DEPRECIATION AND AMORTIZATION	$300	$304	$332

(a)
2015 and 2014 include $3 million and $1 million, respectively, of accelerated depreciation related to our decision to close a facility in Japan and optimize a facility in Canada. 2013 includes $9 million of accelerated depreciation related to cost reduction actions and $20 million of accelerated depreciation related to the change in useful life of assets recorded as a result of our assessment of the future utility of an incomplete Insulation facility located in Cordele, Georgia.

ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
The following table summarizes additions to property, plant and equipment by segment (in millions):

	Twelve Months Ended December 31,
	2015	2014	2013
Reportable Segments
Composites	$186	$239	$155
Insulation	141	78	107
Roofing	44	41	60
Total reportable segments	371	358	322
General corporate additions	40	33	31
CONSOLIDATED ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	$411	$391	$353

The amounts in the table above represent Additions to property, plant and equipment on an accrual basis.

3.    INVENTORIES
Inventories consist of the following (in millions):

	December 31,
	2015	2014
Finished goods	$436	$568
Materials and supplies	208	249
Total inventories	$644	$817

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of December 31, 2015 and 2014, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
The following table presents the fair value and respective location of derivatives and hedging instruments on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	December 31, 2015	December 31, 2014
Derivative assets designated as hedging instruments:
Net investment hedges
Cross currency swaps	Other current assets	$4	$—
Cross currency swaps	Other non current assets	$6	$—
Amount of gain recognized in OCI (effective portion)	OCI	$14	$—
Fair value hedges
Interest rate swaps	Other non current assets	$4	$—
Derivative liabilities designated as hedging instruments:
Fair value hedges
Interest rate swaps	Other liabilities	$—	$(3)
Cash flow hedges:
Natural gas forward swaps	Accounts payable and accrued liabilities	$5	$8
Amount of loss recognized in OCI (effective portion)	OCI	$5	$7
Foreign exchange contracts	Accounts payable and accrued liabilities	$—	$1
Amount of loss recognized in OCI (effective portion)	OCI	$1	$1
Derivative assets not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$—	$1
Derivative liabilities not designated as hedging instruments:
Natural gas forward swaps	Accounts payable and accrued liabilities	$1	$—
Foreign exchange contracts	Accounts payable and accrued liabilities	$—	$2

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the notional of derivatives and hedging instruments on the Consolidated Balance Sheets (in millions):

		Notional
	Unit of Measure	December 31, 2015
Net investment hedges
Cross currency swaps	U.S. Dollars	$250
Fair value hedges
Interest rate swaps	U.S. Dollars	$100
Cash flow hedges:
Natural gas forward swaps U.S. indices	MMBtu	8
Natural gas forward swaps European indices	MMBtu (equivalent)	1
The Company had notional amounts for derivative hedging instruments related to non-designated foreign currency exposure in U.S. Dollars primarily relative to Brazilian Real, Chinese Yuan, Indian Rupee, and South Korean Won for $129 million. In addition the Company had notional amounts for derivative hedging instruments related to non-designated foreign currency exposure in European Euro primarily relative to Russian Rubles and U.S. Dollars for $21 million.

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Twelve Months Ended December 31,
	Location	2015	2014	2013
Derivative activity designated as hedging instruments:
Natural gas and electricity:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$10	$—	$1
Interest rate swaps:
Amount of (gain) recognized in earnings (ineffective portion)	Interest expense, net	$—	$—	$(1)
Derivative activity not designated as hedging instruments:
Natural gas and electricity:
Amount of loss recognized in earnings	Other expenses (income), net	$1	$1	$—
Foreign currency exchange contract:
Amount of (gain) loss recognized in earnings (a)	Other expenses (income), net	$(6)	$1	$12

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

As of December 31, 2015, $6 million of loss included in OCI on the Consolidated Balance Sheets relate to contracts that will impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred gains include the recognition of the hedged item through earnings.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

December 31, 2015	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20	$172	$(82)	$90
Technology	21	193	(93)	100
Franchise and other agreements	10	43	(20)	23
Indefinite-lived intangible assets:
Trademarks		786	—	786
Total intangible assets		$1,194	$(195)	$999
Goodwill		$1,167

December 31, 2014	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$172	$(72)	$100
Technology	20	193	(83)	110
Franchise and other agreements	12	39	(18)	21
Indefinite-lived intangible assets:
Trademarks		786	—	786
Total intangible assets		$1,190	$(173)	$1,017
Goodwill		$1,168
The changes in the gross carrying amount of amortizable intangible assets by asset group are as follows (in millions):

	Customer Relationships	Technology	Franchise and Other Agreements	Trademarks	Total
Balance at December 31, 2014	$172	$193	$39	$786	$1,190
Additional franchises and agreements	—	—	4	—	4
Balance at December 31, 2015	$172	$193	$43	$786	$1,194
The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2014	$57	$888	$223	$1,168
Foreign currency translation	(1)	—	—	(1)
Balance at December 31, 2015	$56	$888	$223	$1,167

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Other Intangible Assets
The Company amortizes the cost of other intangible assets over their estimated useful lives which, individually, range up to twenty-five years. The Company expects the ongoing amortization expense for amortizable intangible assets to be $22 million in each of the next five fiscal years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets. These costs are reported in Other expenses (income), net on the Consolidated Statements of Earnings.

Goodwill and Indefinite-Lived Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment as of October 1 each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual test performed in 2015 resulted in no impairment of goodwill.

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	December 31, 2015	December 31, 2014
Land	$186	$196
Buildings and leasehold improvements	788	789
Machinery and equipment	3,478	3,405
Construction in progress	359	233
	4,811	4,623
Accumulated depreciation	(1,855)	(1,724)
Property, plant and equipment, net	$2,956	$2,899
Machinery and equipment includes certain precious metals used in the Company’s production tooling, which comprise approximately 15 percent of total machinery and equipment as of December 31, 2015 and December 31, 2014, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3 percent of the outstanding carrying value.

7.    OPERATING LEASES
The Company leases certain equipment and facilities under operating leases expiring on various dates through 2025. Some of these leases include cost-escalation clauses. Such cost-escalation clauses are recognized on a straight-line basis over the lease term. Total rental expense was $88 million, $91 million and $83 million in the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, the minimum future rental commitments under non-cancelable operating leases with initial maturities greater than one year payable over the remaining lives of the leases are (in millions):

Period	Minimum Future Rental Commitments
2016	$58
2017	$45
2018	$31
2019	$24
2020	$15
2021 and beyond	$43

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following (in millions):

	December 31,
	2015	2014
Accounts payable	$535	$542
Payroll, vacation pay and incentive compensation	153	112
Payroll, property and other taxes	110	93
Other employee benefits liabilities	38	38
Dividends payable	21	19
Warranties (current portion)	14	17
Deferred revenue	9	20
Legal and audit fees	7	8
Accrued interest	7	9
Charges related to cost reduction actions	7	36
Other	47	55
Total	$948	$949

9.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

	December 31,
	2015	2014
Beginning balance	$40	$41
Amounts accrued for current year	15	25
Settlements of warranty claims	(12)	(26)
Ending balance	$43	$40

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.    COST REDUCTION ACTIONS

2014 Cost Reduction Actions

During 2014, the Company took actions to reduce costs throughout its global Composites network, mainly through the decisions to close a facility in Japan and optimize a facility in Canada, in addition to other cost reduction actions. The Company also took actions in 2014 to streamline its management structure and reduce costs, resulting in the elimination of the Building Materials Group organizational structure. For the year-to-date 2015, the Company recorded $6 million of net benefit in charges related to cost reduction actions, comprised of a $3 million benefit from the revision of estimated total severance costs of these actions, and $3 million of net gains related to pension curtailment and settlement. For the year-to-date 2015, the Company also recorded $8 million of net charges in other items related to cost reduction actions, primarily comprised of facility closure costs in Japan.

The following table summarizes the status of the unpaid liabilities from the Company’s 2014 cost reduction actions (in millions):

	Beginning Balance December 31, 2014	Costs Incurred	Payments	Foreign Currency Translation	Non-cash Adjustments	Ending Balance December 31, 2015	Cumulative Charges Incurred
Severance	$31	$(3)	$21	$(1)	$—	$6	$33
Contract Termination	3	—	2	—	—	1	3
Pension Curtailment and Settlement	—	(3)	—	—	3	—	(3)
Total	$34	$(6)	$23	$(1)	$3	$7	$33

The Company expects the unpaid balance of these severance and contract termination charges to be paid over the next year.

11.    DEBT
Details of the Company’s outstanding long-term debt are as follows (in millions):

	December 31, 2015	December 31, 2014
6.50% senior notes, net of discount and financing fees, due 2016	$158	$158
9.00% senior notes, net of discount and financing fees, due 2019	143	142
4.20% senior notes, net of discount and financing fees, due 2022	596	596
4.20% senior notes, net of discount and financing fees, due 2024	390	388
7.00% senior notes, net of discount and financing fees, due 2036	536	536
Accounts receivable securitization facility, maturing in 2018	—	106
Various capital leases, due through and beyond 2050	36	47
Fair value adjustment to debt	6	8
Total long-term debt	1,865	1,981
Less – current portion	163	3
Long-term debt, net of current portion	$1,702	$1,978
Senior Notes
During the fourth quarter of 2015, the Company retrospectively adopted FASB ASU 2015-03 related to simplifying the presentation of debt issuance costs. Please refer to the accounting pronouncements section of Note 1 for additional detail on

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11.    DEBT (continued)

this accounting standard. As of December 31, 2015 and 2014, the Company reclassified $12 million and $13 million, respectively, in unamortized debt issuance costs on the Consolidated Balance Sheets from Other non-current assets to Long-term debt, net of current portion. Accordingly, this balance was allocated to reduce the principal amounts of the related debt in the table above.
The Company issued $400 million of 2024 senior notes on November 12, 2014 at 4.20%. The Company paid $4 million in loan costs in connection with the 2024 notes. These costs were deferred and are being amortized over the term of the 2024 notes. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2015. The proceeds of the 2024 notes were used to repay $242 million of our 2016 senior notes at an average price equal to 111.46% of the principal amount, together with accrued interest of $7 million. In addition, the Company repaid $105 million of our 2019 senior notes at an average price equal to 122.98% of the principal amount, together with accrued interest of $4 million. The cash premium paid totaled $52 million and is included in Payments on long-term debt in the Consolidated Statements of Cash Flows. Unamortized discounts and fees of $2 million along with tender fees of $1 million were recorded in loss on extinguishment of debt in the Consolidated Statements of Earnings. The remaining funds were used to pay down our Senior Revolving Credit Facility, finance general working capital needs, and for general corporate purposes.
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
As of December 31, 2015, the $158 million in outstanding principal related to the 2016 senior notes was recorded in Long-term debt - current portion, along with with $2 million net in associated unamortized financing fees, discount, and interest rate swap basis adjustment.
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of December 31, 2015.
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
Senior Credit Facilities
The Company amended its $800 million multi-currency senior revolving credit facility in November 2015 to extend its maturity to November 2020 and increase the uncommitted incremental loans permitted under the facility from $200 million to $600 million. The Senior Revolving Credit Facility includes both borrowings and letters of credit. Borrowings under the Senior

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11.    DEBT (continued)

Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate or LIBOR plus a spread.
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of December 31, 2015.
As of December 31, 2015, the Company had no borrowings on its senior revolving credit facility, $9 million of outstanding letters of credit, and had $791 million available on the facility.
Receivables Securitization Facility
Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivables Purchase Agreement (the “RPA”) that are accounted for as secured borrowings in accordance with ASC 860, Accounting for Transfers and Servicing. Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility was amended in January of 2015 to extend its maturity to January 2018.
As of December 31, 2015, the Company had no borrowings on its receivables securitization facility, $2 million of outstanding letters of credit, and had $228 million available on the facility due to collateral capacity limits.
The RPA contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of December 31, 2015.
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
Debt Maturities
The aggregate maturities for all long-term debt issues for each of the five years following December 31, 2015 and thereafter are presented in the table below (in millions). The maturities are stated at total cash the Company is contractually obligated to pay third parties and are not stated net of discount or financing fees. The effects of the interest rate swap are not included in the table below.

Period	Maturities
2016	$164
2017	6
2018	6
2019	150
2020	6
2021 and beyond	1,572
Total	$1,904

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11.    DEBT (continued)

Short-Term Debt
At December 31, 2015 and December 31, 2014, short-term borrowings were $6 million and $31 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 4.5% for December 31, 2015 and 7.2% for December 31, 2014.

12.    PENSION PLANS
The Company sponsors defined benefit pension plans. Under the plans, pension benefits are based on an employee’s years of service and, for certain categories of employees, qualifying compensation. Company contributions to these pension plans are determined by an independent actuary to meet or exceed minimum funding requirements. In our U.S. plan, the unrecognized cost of any retroactive amendments and actuarial gains and losses are amortized over the average remaining life expectancy of inactive participants. In all of our Non-U.S plans, the unrecognized cost of any retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits.
As of December 31, 2014, the projected benefit obligation and plan assets for Non-U.S. plans were revised to reflect a previously omitted defined benefit obligation. The effect of this revision on the December 31, 2014 disclosures was a $7 million increase to projected benefit obligation and a $7 million increase to plan assets. There was no change to the funded status or Consolidated Balance Sheets as of December 31, 2014.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.    PENSION PLANS (continued)

The following tables provide a reconciliation of the change in the projected benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2015 and 2014 (in millions):

	December 31, 2015			December 31, 2014
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation
Benefit obligation at beginning of period	$1,193	$571	$1,764	$1,070	$546	$1,616
Service cost	8	4	12	8	5	13
Interest cost	44	19	63	48	23	71
Actuarial (gain) loss	(50)	(19)	(69)	159	63	222
Currency (gain)	—	(55)	(55)	—	(44)	(44)
Benefits paid	(101)	(21)	(122)	(92)	(23)	(115)
Settlements / Curtailments	—	(7)	(7)	—	(2)	(2)
Other	(2)	(7)	(9)	—	3	3
Benefit obligation at end of period	$1,092	$485	$1,577	$1,193	$571	$1,764

	December 31, 2015			December 31, 2014
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Plan Assets
Fair value of assets at beginning of period	$883	$437	$1,320	$858	$422	$1,280
Actual return on plan assets	(23)	2	(21)	82	50	132
Currency (loss)	—	(46)	(46)	—	(35)	(35)
Company contributions	47	13	60	36	16	52
Benefits paid	(101)	(21)	(122)	(92)	(23)	(115)
Settlements/curtailments	—	(7)	(7)	—	(2)	(2)
Other	—	1	1	(1)	9	8
Fair value of assets at end of period	$806	$379	$1,185	$883	$437	$1,320
Funded status	$(286)	$(106)	$(392)	$(310)	$(134)	$(444)

	December 31, 2015			December 31, 2014
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Amounts Recognized in the Consolidated Balance Sheets
Prepaid pension cost	$—	$6	$6	$—	$5	$5
Accrued pension cost – current	—	(1)	(1)	(1)	(1)	(2)
Accrued pension cost – non-current	(286)	(111)	(397)	(309)	(138)	(447)
Net amount recognized	$(286)	$(106)	$(392)	$(310)	$(134)	$(444)

Amounts Recorded in Accumulated OCI
Net actuarial loss	$(431)	$(96)	$(527)	$(415)	$(107)	$(522)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.    PENSION PLANS (continued)

The following table presents information about the projected benefit obligation, accumulated benefit obligation (“ABO”) and plan assets of the Company’s pension plans (in millions):

	December 31, 2015			December 31, 2014
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Plans with ABO in excess of fair value of plan assets:
Projected benefit obligation	$1,092	$314	$1,406	$1,193	$464	$1,657
Accumulated benefit obligation	$1,092	$311	$1,403	$1,193	$448	$1,641
Fair value of plan assets	$806	$206	$1,012	$883	$328	$1,211
Plans with fair value of assets in excess of ABO:
Projected benefit obligation	$—	$171	$171	$—	$107	$107
Accumulated benefit obligation	$—	$156	$156	$—	$99	$99
Fair value of plan assets	$—	$173	$173	$—	$109	$109
Total projected benefit obligation	$1,092	$485	$1,577	$1,193	$571	$1,764
Total accumulated benefit obligation	$1,092	$467	$1,559	$1,193	$547	$1,740
Total plan assets	$806	$379	$1,185	$883	$437	$1,320
Weighted-Average Assumptions Used to Determine Benefit Obligation
The following table presents weighted average assumptions used to determine benefit obligations at the measurement dates noted:

	December 31,
	2015	2014
United States Plans
Discount rate	4.20%	3.85%
Expected return on plan assets	7.00%	7.00%
Non-United States Plans
Discount rate	3.88%	3.60%
Expected return on plan assets	6.23%	6.27%
Rate of compensation increase	3.97%	4.01%
Components of Net Periodic Pension Cost
The following table presents the components of net periodic pension cost for the periods noted (in millions):

	Twelve Months Ended December 31,
	2015	2014	2013
Service cost	$12	$13	$15
Interest cost	63	71	65
Expected return on plan assets	(84)	(84)	(84)
Amortization of actuarial loss	18	11	20
Settlement/curtailment	(3)	—	—
Other	1	—	—
Net periodic benefit cost	$7	$11	$16

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.    PENSION PLANS (continued)

Weighted-Average Assumptions Used to Determine Net Periodic Pension Cost
The following table presents weighted-average assumptions used to determine net periodic pension costs for the periods noted:

	Twelve Months Ended December 31,
	2015		2014		2013
United States Plans
Discount rate	3.85%		4.65%		3.80%
Expected return on plan assets	7.00%		7.00%		7.50%
Rate of compensation increase	N/A	(a)	N/A	(a)	N/A	(a)
Non-United States Plans
Discount rate	3.60%		4.45%		4.10%
Expected return on plan assets	6.27%		6.38%		6.13%
Rate of compensation increase	4.01%		3.94%		3.50%

(a)	Not applicable due to changes in plan made on August 1, 2009 that were effective beginning January 1, 2010.
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
Accumulated Other Comprehensive Earnings (Deficit)
Of the $(527) million balance in OCI, $16 million is expected to be recognized as net periodic pension cost during 2016.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.    PENSION PLANS (continued)

Plan Assets
The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall under United States pension plan assets at December 31, 2015 and 2014 (in millions):

	2015
Asset Category	Level 1	Level 2	Level 3	Total
Equity
Domestic actively managed	$85	$36	$—	$121
Domestic passive index	—	51	—	51
International actively managed	79	31	—	110
International passive index	—	23	—	23
Fixed income and cash equivalents
Cash	1	—	—	1
Short-term debt	—	33	—	33
Corporate bonds	204	52	—	256
Government debt	88	—	—	88
Real estate investment trusts	25	—	—	25
Absolute return strategies	—	52	—	52
Real assets	—	46	—	46
Total United States plan assets	$482	$324	$—	$806

	2014
Asset Category	Level 1	Level 2	Level 3	Total
Equity
Domestic actively managed	$99	$39	$—	$138
Domestic passive index	—	61	—	61
International actively managed	81	34	—	115
International passive index	—	26	—	26
Fixed income and cash equivalents
Cash	2	—	—	2
Short-term debt	—	26	—	26
Corporate bonds	229	55	—	284
Government debt	98	—	—	98
Real estate investment trusts	28	—	—	28
Absolute return strategies	—	55	—	55
Real assets	—	50	—	50
Total United States plan assets	$537	$346	$—	$883

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.    PENSION PLANS (continued)

The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall under non-United States pension plan assets at December 31, 2015 and 2014 (in millions):

	2015
Asset Category	Level 1	Level 2	Level 3	Total
Equity
Domestic actively managed	$—	$24	$—	$24
Domestic passive index	—	1	—	1
International actively managed	39	23	—	62
International passive index	—	25	—	25
Fixed income and cash equivalents
Cash and cash equivalents	2	24	—	26
Corporate bonds	—	149	—	149
Government Debt	—	—	—	—
Absolute return strategies	—	92	—	92
Total non-United States plan assets	$41	$338	$—	$379

	2014
Asset Category	Level 1	Level 2	Level 3	Total
Equity
Domestic actively managed	$—	$30	$—	$30
Domestic passive index	—	—	—	—
International actively managed	—	52	—	52
International passive index	—	35	—	35
Fixed income and cash equivalents
Cash and cash equivalents	—	29	—	29
Corporate bonds	—	198	—	198
Government Debt	—	—	—	—
Absolute return strategies	—	93	—	93
Total non-United States plan assets	$—	$437	$—	$437
Investment Strategy
The current investment policy for the United States pension plan is to have 38% of assets invested in equities, 3% in real estate, 6% in real assets, 47% in intermediate and long-term fixed income securities and 6% in absolute return strategies. Assets are rebalanced quarterly to conform to policy tolerances. The Company actively evaluates the reasonableness of its asset mix given changes in the projected benefit obligation and market dynamics.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.    PENSION PLANS (continued)

Estimated Future Benefit Payments
The following table shows estimated future benefit payments from the Company’s pension plans (in millions):

Year	Estimated Benefit Payments
2016	$98
2017	$97
2018	$95
2019	$97
2020	$98
2021-2024	$476
Contributions
Owens Corning expects to contribute $50 million in cash to the United States pension plan during 2016 and another $13 million to non-United States plans. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements.
Defined Contribution Plans
The Company sponsors two defined contribution plans which are available to substantially all United States employees. The Company matches a percentage of employee contributions up to a maximum level and contributes 2% of an employee’s wages regardless of employee contributions. The Company recognized expense of $33 million, $34 million and $29 million during the years ended December 31, 2015, 2014 and 2013, respectively, related to these plans.

13.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
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
Employees hired on or before December 31, 2005 become eligible to participate in the United States health care plans upon retirement if they have accumulated 10 years of service after age 45, 48 or 50, depending on the category of employee. For employees hired after December 31, 2005, the Company does not provide subsidized retiree health care. Some of the plans are contributory, with some retiree contributions adjusted annually. The Company has reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements.
The Company implemented an Employee Group Waiver Plan ("EGWP") effective January 1, 2013 to manage its prescription drug benefits for certain retiree groups. The Company also negotiated with certain unionized employees to increase the eligibility age for retiree medical benefits and to eliminate the post-65 retiree reimbursement account benefit for employees retiring on or after January 1, 2014.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

The following table provides a reconciliation of the change in the projected benefit obligation and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2015 and 2014 (in millions):

	December 31, 2015			December 31, 2014
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation
Benefit obligation at beginning of period	$238	$16	$254	$228	$16	$244
Service cost	2	—	2	2	—	2
Interest cost	8	1	9	9	1	10
Actuarial (gain) loss	(3)	—	(3)	17	—	17
Currency (gain)	—	(2)	(2)	—	(1)	(1)
Plan amendments	—	—	—	—	—	—
Benefits paid	(15)	(1)	(16)	(18)	(1)	(19)
Other	—	(1)	(1)	—	1	1
Benefit obligation at end of period	$230	$13	$243	$238	$16	$254
Funded status	$(230)	$(13)	$(243)	$(238)	$(16)	$(254)

Amounts Recognized in the Consolidated Balance Sheets
Accrued benefit obligation – current	$(17)	$(1)	$(18)	$(18)	$(1)	$(19)
Accrued benefit obligation – non-current	(213)	(12)	(225)	(220)	(15)	(235)
Net amount recognized	$(230)	$(13)	$(243)	$(238)	$(16)	$(254)

Amounts Recorded in Accumulated OCI
Net actuarial gain	$(4)	$(4)	$(8)	$(20)	$—	$(20)
Net prior service credit	(17)	—	(17)	(2)	(5)	(7)
Net amount recognized	$(21)	$(4)	$(25)	$(22)	$(5)	$(27)
Weighted-Average Assumptions Used to Determine Benefit Obligations
The following table presents the discount rates used to determine the benefit obligations:

	December 31,
	2015	2014
United States plans	4.00%	3.70%
Non-United States plans	3.80%	3.70%

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

Components of Net Periodic Postretirement Benefit Cost
The following table presents the components of net periodic postretirement benefit cost (in millions):

	Twelve Months Ended December 31,
	2015	2014	2013
Service cost	$2	$2	$3
Interest cost	9	10	9
Amortization of prior service cost	(4)	(4)	(4)
Amortization of actuarial gain	(1)	(2)	(1)
Other	1	—	—
Net periodic postretirement benefit cost	$7	$6	$7
Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost
The following table presents the discount rates used to determine net periodic postretirement benefit cost:

	Twelve Months Ended December 31,
	2015	2014	2013
United States plans	3.70%	4.35%	3.50%
Non-United States plans	3.70%	4.45%	3.80%
The following table presents health care cost trend rates used to determine net periodic postretirement benefit cost, as well as information regarding the ultimate rate and the year in which their ultimate rate is reached:

	Twelve Months Ended December 31,
	2015	2014	2013
United States plans
Initial rate at end of year	7.00%	7.00%	7.00%
Ultimate rate	5.00%	5.00%	5.00%
Year in which ultimate rate is reached	2025	2024	2023
Non-United States plans
Initial rate at end of year	5.25%	5.43%	6.23%
Ultimate rate	4.70%	4.70%	4.79%
Year in which ultimate rate is reached	2019	2019	2019
The health care cost trend rate assumption can have a significant effect on the amounts reported. To illustrate, a one-percentage point change in the December 31, 2015 assumed health care cost trend rate would have the following effects (in millions):

	1-Percentage Point
	Increase	Decrease
Increase (decrease) in total service cost and interest cost components of net periodic postretirement benefit cost	$—	$—
Increase (decrease) of accumulated postretirement benefit obligation	$9	$(8)

Accumulated Other Comprehensive Earnings (Deficit)
Approximately $4 million of the $25 million balance in accumulated OCI is expected to be recognized as net periodic postretirement benefit during 2016.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

Estimated Future Benefit Payments
The following table shows estimated future benefit payments from the Company’s postretirement benefit plans (in millions):

Year	Estimated Benefit Payments
2016	$19
2017	$19
2018	$20
2019	$19
2020	$19
2021-2025	$88
Postemployment Benefits
The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits liability at December 31, 2015 and 2014 was $15 million and $17 million, respectively. The net periodic postemployment benefit expense was $1 million for each of the years ended December 31, 2015, 2014 and 2013.

14.    CONTINGENT LIABILITIES AND OTHER MATTERS
The Company may be involved in various legal and regulatory proceedings relating to employment, antitrust, tax, product liability, environmental and other matters (collectively, “Proceedings”). The Company regularly reviews the status of such Proceedings along with legal counsel. Liabilities for such Proceedings are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the amount of any reasonably possible losses in excess of any amounts accrued, if any, with respect to such Proceedings or any other known claim, including the matters described below under the caption Environmental Matters (the “Environmental Matters”) are not material to the Company’s financial statements. Management believes that the ultimate disposition of the Proceedings and the Environmental Matters will not have a material adverse effect on the Company’s financial condition, but could have a material adverse effect on the results of operations, cash flows or liquidity in a given quarter or year.
Litigation and Regulatory Proceedings

The Company is involved in litigation and regulatory Proceedings from time to time in the regular course of its business. The Company believes that adequate provisions for resolution of all contingencies, claims and pending matters have been made for probable losses that are reasonably estimable.

Environmental Matters

Owens Corning has established policies and procedures to ensure that its operations are conducted in compliance with all relevant laws and regulations and that enable the Company to meet its high standards for corporate sustainability and environmental stewardship. Our manufacturing facilities are subject to numerous foreign, federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and protection of the environment, including emissions to air, discharges to water, management of hazardous materials, handling and disposal of solid wastes, and remediation of contaminated sites. All Company manufacturing facilities operate using an ISO 14001 or equivalent environmental management system. The Company’s 2020 Sustainability Goals require significant global reductions in energy use, water consumption, waste to landfill, and emissions of greenhouse gases, fine particulate matter and toxic air emissions.

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws,

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

including, but not limited to, the Federal Resource Conservation and Recovery Act ("RCRA"), and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the United States Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of December 31, 2015, the Company was involved with a total of 19 sites worldwide, including 6 Superfund sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil and groundwater contamination. This can include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At December 31, 2015, the Company had an accrual totaling $3 million, for these costs. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

15.    STOCK COMPENSATION
2013 Stock Plan
On April 18, 2013, the Company's stockholders approved the Owens Corning 2013 Stock Plan (the "2013 Stock Plan") which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At December 31, 2015, the number of shares remaining available under the 2013 Stock Plan for all stock awards was 2 million.

Stock Options
The Company has granted stock options under its stockholder approved stock plans. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four year vesting period. In general, the exercise price of each option awarded was equal to the closing market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years. The volatility assumption was based on a benchmark study of our peers prior to 2014. Starting with the options granted in 2014, the volatility was based on the company’s historic volatility.
During 2015, no stock options were granted.
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
During the years ended December 31, 2015, 2014 and 2013, the Company recognized expense of $4 million, $6 million and $5 million respectively, related to the Company’s stock options. As of December 31, 2015 there was $4 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.83 years. The total aggregate intrinsic value of options outstanding as of December 31, 2015, 2014, and 2013 was $31 million, $16 million and $31 million, respectively. The total aggregate intrinsic value of options exercisable as of December 31, 2015, 2014, and 2013 was $28 million, $15 million and $27 million, respectively. Cash received from option exercises was $21 million, $8 million and $15 million for the years ended December 31, 2015, 2014 and 2013, respectively. Tax benefits realized

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15.    STOCK COMPENSATION (continued)

from tax deductions associated with option exercises totaled $4 million, $2 million and $3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table summarizes the Company’s stock option activity:

	Twelve Months Ended December 31, 2015		Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Beginning Balance	2,754,895	$31.04	2,748,720	$29.55	3,025,220	$27.78
Granted	—	—	374,500	37.65	329,800	42.16
Exercised	(691,375)	29.75	(328,875)	25.23	(549,800)	26.88
Forfeited	(105,100)	38.09	(35,400)	38.09	(56,500)	34.58
Expired	(5,100)	41.89	(4,050)	34.50	—	—
Ending Balance	1,953,320	$31.09	2,754,895	$31.04	2,748,720	$29.55

The following table summarizes information about the Company’s options outstanding and exercisable:

Options Outstanding				Options Exercisable
		Weighted-Average		Number Exercisable at Dec. 31, 2015	Weighted-Average
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$13.89-$42.16	1,953,320	4.37	$31.09	1,552,820	3.56	$29.20
Restricted Stock Awards and Restricted Stock Units
The Company has granted restricted stock awards and restricted stock units (collectively referred to as “restricted stock”) under its stockholder approved stock plans. Compensation expense for restricted stock is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the four year vesting period. Restricted stock is subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2015.
During the years ended December 31, 2015, 2014 and 2013, the Company recognized expense of $17 million, $17 million and $16 million, respectively, related to the Company’s restricted stock. As of December 31, 2015, there was $26 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.57 years. The total grant date fair value of shares vested during the years ended December 31, 2015, 2014 and 2013, was $17 million, $15 million and $16 million, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15.    STOCK COMPENSATION (continued)

A summary of the status of the Company’s plans that had restricted stock issued as of December 31, 2015, 2014 and 2013 and changes during the twelve months ended December 31, 2015, 2014 and 2013 are presented below:

	Twelve Months Ended December 31, 2015		Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Beginning Balance	1,727,741	$33.58	1,735,824	$32.49	1,875,065	$27.14
Granted	625,652	39.75	522,994	36.72	512,398	41.01
Vested	(504,704)	34.24	(459,359)	32.49	(573,920)	26.00
Forfeited	(141,199)	38.20	(71,718)	37.17	(77,719)	34.62
Ending Balance	1,707,490	$35.37	1,727,741	$33.58	1,735,824	$32.49
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
In 2015, the Company granted both internal company-based and external-based metric PSUs. In 2014 and 2013, the company granted external-based metric PSU's.
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
For all PSUs, respectively, during the years ended December 31, 2015, 2014 and 2013, the Company recognized expense of $8 million, $6 million and $7 million. As of December 31, 2015, there was $12 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total grant date fair value of shares vested during the years ended December 31, 2015, 2014 and 2013, was $1 million, $1 million and $9 million, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15.    STOCK COMPENSATION (continued)

2015 Grant
For the 2015 grant, the fair value of external based metric PSUs was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 29.2%, a risk free interest rate of 1.08% and an expected term of 2.90 years. Expected volatility was based on Owens Corning's most recent 2.90 years volatility. The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
For the 2015 grant, the fair value of the internal based metric PSUs was estimated using the grant date stock price and assumed that the performance goals will be achieved. This assumption is monitored each quarter and if it becomes probable that such goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted. This adjustment results in either reversing previous surplus compensation expense recognized or recognizing additional expense.
2014 Grant
For the 2014 grant, the fair value of PSUs was estimated at the grant date using a Monte Carlo simulation that used various assumptions that include expected volatility of 36.0%, a risk free interest rate of 0.68% and an expected term of 2.9 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
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

	Twelve Months Ended December 31, 2015		Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013
	Number of PSUs	Weighted- Average Grant Date Fair Value	Number of PSUs	Weighted- Average Grant Date Fair Value	Number of PSUs	Weighted- Average Grant Date Fair Value
Beginning Balance	416,250	$49.53	410,500	$53.04	412,910	$49.14
Granted	252,200	43.88	248,950	44.43	207,050	56.71
Vested	(151,700)	56.71	(199,450)	52.11	(167,610)	48.61
Forfeited/canceled	(85,350)	48.66	(43,750)	41.71	(41,850)	50.39
Ending Balance	431,400	$44.52	416,250	$49.53	410,500	$53.04
2013 Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six month period ending on May 31 and November 30 of each year. There were 2 million shares available for purchase under the ESPP as of its approval date. The Company recognized expense related to the ESPP of $2 million, $2 million and $1 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the Company had $1 million of total unrecognized compensation costs related to the ESPP. For the years ended December 31, 2015, 2014 and 2013, our employees purchased 0.2 million shares at an average price of $32.57, 0.2 million shares at an average price of $34.10, and 0.1 million shares at an average price of $33.29, respectively. Under the outstanding ESPP as of January 29, 2016, employees have contributed $2 million to purchase shares for the current purchase period ending May 31, 2016.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (deficit) (“AOCI”) (in millions):

	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014
Currency Translation Adjustment
Beginning balance	$(132)	$2
Loss on foreign currency translation	(124)	(135)
Gain on net investment hedge	14	—
Income tax expense of amount classified into AOCI	(5)	—
Net loss on foreign currency translation	(115)	(135)
Loss reclassified from AOCI to income	—	1
Other comprehensive (loss), net of tax	(115)	(134)
Ending balance	$(247)	$(132)

Pension and Other Postretirement Adjustment
Beginning balance	$(413)	$(300)
(Gains) arising during the period	(28)	(192)
Income tax expense of amount classified into AOCI	5	68
Net (Gains) arising during the period	(23)	(124)
Amortization of actuarial loss (a)	17	9
Amortization of prior service gain (a)	(4)	(4)
Settlement gain (a)	(3)	—
Income tax benefit of amounts reclassified from AOCI to income	(4)	(1)
Net amortization and gain reclassified from AOCI to net income	6	4
Translation impact on non-US. Plans	11	7
Other comprehensive income, net of tax	(6)	(113)
Ending balance	$(419)	$(413)

Deferred Gain (Loss) on Hedging
Beginning balance	$(5)	$1
Change in mark to market hedges	(8)	(9)
Income tax benefit of amount classified into AOCI	3	3
Net loss on derivative instruments	(5)	(6)
Amounts reclassified from AOCI to income (b)	10	—
Income tax benefit of amounts reclassified from AOCI to income	(4)	—
Net gain reclassified from AOCI to net income	6	—
Other comprehensive income/(loss), net of tax	1	(6)
Ending balance	$(4)	$(5)

Total AOCI ending balance	$(670)	$(550)

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    EARNINGS PER SHARE
The following table summarizes the number of shares outstanding as well as our basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 (in millions, except per share amounts):

	Twelve Months Ended December 31,
	2015	2014	2013
Net earnings attributable to Owens Corning	$330	$226	$204
Weighted-average number of shares outstanding used for basic earnings per share	117.2	117.5	118.2
Non-vested restricted and performance shares	0.6	0.4	0.4
Options to purchase common stock	0.4	0.4	0.5
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	118.2	118.3	119.1
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$2.82	$1.92	$1.73
Diluted	$2.79	$1.91	$1.71
Basic earnings per share is calculated by dividing earnings attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.
On April 19, 2012, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program authorizes the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. During the year ended December 31, 2015, 3.1 million shares were repurchased under the Repurchase Program. As of December 31, 2015, 4.6 million shares remain available for repurchase under the Repurchase Program.
For the year ended December 31, 2015, the number of shares used in the calculation of diluted earnings per share did not include 0.1 million performance shares and 0.6 million options to purchase common stock, due to their anti-dilutive effect.
For the year ended December 31, 2014, the number of shares used in the calculation of diluted earnings per share did not include 1.0 million options to purchase common stock, due to their anti-dilutive effect.
For the year ended December 31, 2013, the number of shares used in the calculation of diluted earnings per share did not include 0.6 million options to purchase common stock, due to their anti-dilutive effect.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    FAIR VALUE MEASUREMENT
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

Contingent consideration

In connection with our third quarter 2014 acquisition, the Company recorded contingent consideration pertaining to amounts payable to the former owners related to a put/call option that was to be determined based on a multiple of 2016 EBITDA. The valuation of contingent consideration used assumptions the Company believed would be made by a market participant and was based on significant inputs not observable in the market. The significant unobservable input used in the fair value measurement of our contingent consideration included our internal forecast of business performance, which was a Level 3 input. As of December 31, 2014, the fair value of the put/call option was estimated to be $5 million and was recorded in Other liabilities on the Consolidated Balance Sheets.

During the fourth quarter of 2015, the former owners accepted an offer by the Company to settle the remaining payable for $3 million, for which the payment occurred in the first quarter of 2016. As of December 31, 2015, the liability of $3 million was recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, and was no longer measured using a Level 3 input. The change in fair value of $2 million for the twelve months ended December 31, 2015 was recognized as a reduction to Interest expense, net on the Consolidated Statements of Earnings.
The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2015 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets	$14	$—	$14	$—
Liabilities:
Derivative liabilities	$6	$—	$6	$—

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

Items Disclosed at Fair Value

Long-term debt
The following table shows the fair value of the Company’s long-term debt as calculated based on quoted market prices for the same or similar issues (Level 2 input), or on the current rates offered to the Company for debt of the same remaining maturities:

	December 31, 2015	December 31, 2014
6.50% senior notes, net of discount, due 2016	103%	109%
9.00% senior notes, net of discount, due 2019	116%	119%
4.20% senior notes, net of discount, due 2022	99%	101%
4.20% senior notes, net of discount, due 2024	100%	99%
7.00% senior notes, net of discount, due 2036	105%	124%
The Company determined that the book value of the remaining long-term debt instruments approximates market value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    INCOME TAXES

	Twelve Months Ended December 31,
	2015	2014	2013
Earnings before taxes:
United States	$214	$106	$196
Foreign	239	126	77
Total	$453	$232	$273

Income tax expense:
Current
United States	$2	$(2)	$(2)
State and local	1	—	(2)
Foreign	53	22	30
Total current	56	20	26
Deferred
United States	83	(6)	56
State and local	10	8	2
Foreign	(29)	(17)	(16)
Total deferred	64	(15)	42
Total income tax expense	$120	$5	$68
The reconciliation between the United States federal statutory rate and the Company’s effective income tax rate from continuing operations is:

	Twelve Months Ended December 31,
	2015	2014	2013
United States federal statutory rate	35%	35%	35%
State and local income taxes, net of federal tax benefit	2	1	2
Foreign tax rate differential	2	(15)	(11)
U.S. tax expense/benefit on foreign earnings/loss	4	(5)	(2)
Valuation allowance	(16)	(1)	17
Loss on liquidation	—	—	(10)
Uncertain tax positions and settlements	—	(18)	(1)
Other, net	—	5	(5)
Effective tax rate	27%	2%	25%
As of December 31, 2015, the Company has not recorded a deferred tax liability of approximately $581 million for foreign withholding and United States federal income taxes on approximately $1.6 billion of accumulated undistributed earnings of its foreign subsidiaries and affiliates as they are considered by management to be permanently reinvested.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19.    INCOME TAXES (continued)

The cumulative temporary differences giving rise to the deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows (in millions):

	2015		2014
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Other employee benefits	$120	$—	$155	$—
Pension plans	156	—	159	—
Operating loss and tax credit carryforwards	957	—	1,046	—
Depreciation	—	315	—	327
Amortization	—	367	—	366
State and local taxes	6	—	4	—
Other	62	—	113	—
Subtotal	1,301	682	1,477	693
Valuation allowances	(135)	—	(227)	—
Total deferred taxes	$1,166	$682	$1,250	$693
The Company had current deferred tax assets of $0 million and $135 million which are included in other current assets in the Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively. In November 2015, the FASB issued ASU No. 2015-17 "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The company adopted this standard prospectively in the fourth quarter of 2015.
The following table summarizes the amount and expiration dates of our deferred tax assets related to operating loss and credit carryforwards at December 31, 2015 (in millions):

	Expiration Dates	Amounts
U.S. federal loss carryforwards	2026 – 2032	$670
U.S. state loss carryforwards (a)	2016 – 2032	77
Foreign loss and tax credit carryforwards	Indefinite	104
Foreign loss and tax credit carryforwards (a)	2016 – 2034	62
U.S. alternative minimum tax credit	Indefinite	28
Other U.S. federal and state tax credits	2028 – 2034	16
Total operating loss and tax credit carryforwards		$957

(a)	As of December 31, 2015, $14 million of U.S. state and $12 million of foreign deferred tax assets related to loss carryforwards are set to expire over the next three years.
At December 31, 2015, the Company had federal, state and foreign net operating loss carryforwards of $2.0 billion, $2.3 billion and $0.6 billion, respectively. In order to fully utilize our operating loss and tax credit carryforwards, the Company will need to generate federal, state, and foreign earnings before taxes of approximately $2.2 billion, $2.5 billion, and $0.6 billion, respectively. Certain of these loss carryforwards are subject to limitation as a result of the changes of control that resulted from the Company’s emergence from bankruptcy in 2006 and the acquisition of certain foreign entities in 2007. However, the Company believes that these limitations on its loss carryforwards will not result in a forfeiture of any of the carryforwards.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19.    INCOME TAXES (continued)

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured under enacted tax laws and regulations, as well as NOLs, tax credit and other carryforwards. A valuation allowance will be recorded to reduce deferred tax assets if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. To the extent the reversal of deferred tax liabilities is relied upon in our assessment of the realizability of deferred tax assets, they will reverse in the same period and jurisdiction as the temporary differences giving rise to the deferred tax assets. As of December 31, 2015, the Company had federal, state, and foreign net deferred tax assets before valuation allowances of $391 million, $50 million, and $178 million, respectively.
The valuation allowance of $135 million as of December 31, 2015 is related to tax assets of $11 million and $124 million for certain state and foreign jurisdictions, respectively. Realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowance of certain foreign jurisdictions by a range of zero to $12 million. The valuation allowance of $227 million as of December 31, 2014 related to tax assets of $13 million and $214 million for certain state and foreign jurisdictions, respectively.
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2013 or state and foreign examinations for years before 2008. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $3 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Twelve Months Ended December 31,
	2015	2014	2013
Balance at beginning of period	$106	$155	$161
Tax positions related to the current year
Gross additions	1	2	2
Tax positions related to prior years
Gross additions	2	10	4
Gross reductions	(18)	(57)	(1)
Settlements	(7)	(1)	(3)
Lapses on statutes of limitations	—	(3)	(8)
Balance at end of period	$84	$106	$155
The Company classifies all interest and penalties as income tax expense. As of December 31, 2015, 2014 and 2013, the Company recognized $8 million, $8 million and $6 million respectively, in liabilities for tax related interest and penalties on its Consolidated Balance Sheets and $3 million, $2 million and $(3) million, respectively, of interest and penalty expense on its Consolidated Statements of Earnings. If these unrecognized tax benefits were to be recognized as of December 31, 2015, the Company’s income tax expense would decrease by about $61 million.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.    QUARTERLY FINANCIAL INFORMATION (unaudited)
During the fourth quarter of 2015, the Company discovered an error between Net sales and Cost of sales due to incorrect eliminations in our Composites segment. For the first, second and third quarters of 2015, the previously reported Net sales and Cost of sales were overstated by $4 million, $11 million and $14 million, respectively. For the first, second, third and fourth quarters of 2014, previously reported Net sales and Cost of sales were overstated by $3 million, $5 million, $4 million and $4 million, respectively. This error did not affect Gross margin or Net earnings attributable to Owens Corning. The effect of correcting these errors was not material to any previously issued financial statements. The related amounts presented on the Consolidated Statements of Earnings for the first, second and third quarters of 2015 and the first, second, third and fourth quarters of 2014 have been revised, as shown in the table below (in millions):

	Quarter
	First	Second	Third
2015
Net sales
As reported	$1,207	$1,414	$1,461
Revision	(4)	(11)	(14)
As revised	$1,203	$1,403	$1,447

Cost of sales
As reported	$998	$1,106	$1,121
Revision	(4)	(11)	(14)
As revised	$994	$1,095	$1,107

	Quarter
	First	Second	Third	Fourth
2014
Net sales
As reported	$1,278	$1,355	$1,382	$1,261
Revision	(3)	(5)	(4)	(4)
As revised	$1,275	$1,350	$1,378	$1,257

Cost of sales
As reported	$1,044	$1,107	$1,131	$1,018
Revision	(3)	(5)	(4)	(4)
As revised	$1,041	$1,102	$1,127	$1,014

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. QUARTERLY FINANCIAL INFORMATION (unaudited) (continued)

Select quarterly financial information, reflective of the revisions mentioned above, is presented in the tables below for the quarterly periods of 2015 and 2014, respectively (in millions, except per share amounts):

	Quarter
	First	Second	Third	Fourth
2015
Net sales	$1,203	$1,403	$1,447	$1,297
Cost of sales	994	1,095	1,107	1,001
Gross margin	209	308	340	296
Earnings before interest and taxes	58	156	196	138
Interest expense, net	26	26	28	20
(Gain) loss on extinguishment of debt	—	(5)	—	—
Income tax expense	13	44	55	8
Net earnings attributable to Owens Corning	$18	$91	$112	$109

BASIC EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS	$0.15	$0.77	$0.96	$0.94

DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING STOCKHOLDERS	$0.15	$0.77	$0.95	$0.92

DIVIDEND PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING STOCKHOLDERS	$0.17	$0.17	$0.17	$0.17

	Quarter
	First	Second	Third	Fourth
2014
Net sales	$1,275	$1,350	$1,378	$1,257
Cost of sales	1,041	1,102	1,127	1,014
Gross margin	234	248	251	243
Earnings before interest and taxes	108	73	107	104
Interest expense, net	27	31	28	28
(Gain) loss on extinguishment of debt	—	—	—	46
Income tax expense	(39)	21	27	(4)
Net earnings attributable to Owens Corning	$120	$21	$52	$33

BASIC EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS	$1.02	$0.18	$0.44	$0.28

DILUTED EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING STOCKHOLDERS	$1.01	$0.18	$0.44	$0.28

DIVIDEND PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING STOCKHOLDERS	$0.16	$0.16	$0.16	$0.16

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
During the second quarter of 2015, the Company discovered that certain Property, plant and equipment, net of the Parent was incorrectly classified as assets of the Guarantor Subsidiaries rather than the Parent in the 2014 Condensed Consolidating Balance Sheet as of December 31, 2014. The misclassification increased and decreased previously reported Parent and Guarantor Subsidiaries' Property, plant and equipment, net by $112 million, respectively, decreased the Parent's Investment in subsidiaries by $112 million, and decreased the Guarantor Subsidiaries' Additional paid in capital by $112 million. The effect of correcting these classification errors was not material to the 2014 consolidating financial information, and the related amounts presented for 2014 have been revised.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,785	$1,944	$(379)	$5,350
COST OF SALES	1	3,062	1,513	(379)	4,197
Gross margin	(1)	723	431	—	1,153
OPERATING EXPENSES
Marketing and administrative expenses	126	281	118	—	525
Science and technology expenses	—	61	12	—	73
Charges related to cost reduction actions	—	—	(6)	—	(6)
Other expenses (income), net	(48)	15	46	—	13
Total operating expenses	78	357	170	—	605
EARNINGS BEFORE INTEREST AND TAXES	(79)	366	261	—	548
Interest expense, net	95	3	2	—	100
(Gain) loss on extinguishment of debt	(5)	—	—	—	(5)
EARNINGS BEFORE TAXES	(169)	363	259	—	453
Less: Income tax expense	(71)	159	32	—	120
EARNINGS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES AND AFFILIATES	(98)	204	227	—	333
Equity in net earnings of subsidiaries	428	224	—	(652)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS	330	428	228	(652)	334
Less: Net earnings attributable to noncontrolling interests	—	—	4	—	4
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$330	$428	$224	$(652)	$330

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,646	$1,989	$(375)	$5,260
COST OF SALES	(12)	3,022	1,649	(375)	4,284
Gross margin	12	624	340	—	976
OPERATING EXPENSES
Marketing and administrative expenses	112	247	128	—	487
Science and technology expenses	—	58	18	—	76
Charges related to cost reduction actions	1	5	31	—	37
Other expenses (income), net	(38)	17	5	—	(16)
Total operating expenses	75	327	182	—	584
EARNINGS BEFORE INTEREST AND TAXES	(63)	297	158	—	392
Interest expense, net	106	3	5	—	114
(Gain) loss on extinguishment of debt	46	—	—	—	46
EARNINGS BEFORE TAXES	(215)	294	153	—	232
Less: Income tax expense	(81)	85	1	—	5
EARNINGS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES AND AFFILIATES	(134)	209	152	—	227
Equity in net earnings of subsidiaries	360	151	—	(511)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS	226	360	153	(511)	228
Less: Net earnings attributable to noncontrolling interests	—	—	2	—	2
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$226	$360	$151	$(511)	$226

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,730	$1,988	$(423)	$5,295
COST OF SALES	(10)	3,085	1,677	(423)	4,329
Gross margin	10	645	311	—	966
OPERATING EXPENSES
Marketing and administrative expenses	123	267	140	—	530
Science and technology expenses	—	58	19	—	77
Charges related to cost reduction actions	—	—	8	—	8
Other expenses (income), net	(27)	(39)	32	—	(34)
Total operating expenses	96	286	199	—	581
EARNINGS BEFORE INTEREST AND TAXES	(86)	359	112	—	385
Interest expense, net	104	2	6	—	112
(Gain) loss on extinguishment of debt	—	—	—	—	—
EARNINGS BEFORE TAXES	(190)	357	106	—	273
Less: Income tax expense	(72)	121	19	—	68
EARNINGS BEFORE EQUITY IN NET EARNINGS OF SUBSIDIARIES AND AFFILIATES	(118)	236	87	—	205
Equity in net earnings of subsidiaries	322	86	—	(408)	—
Equity in net earnings of affiliates	—	—	—	—	—
NET EARNINGS	204	322	87	(408)	205
Less: Net earnings attributable to noncontrolling interests	—	—	1	—	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$204	$322	$86	$(408)	$204

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$330	$428	$228	$(652)	$334
Currency translation adjustment, including net investment hedge	(115)	—	—	—	(115)
Pension and other postretirement adjustment (net of tax)	(6)	—	—	—	(6)
Deferred income (loss) on hedging (net of tax)	1	—	—	—	1
COMPREHENSIVE EARNINGS (LOSS)	210	428	228	(652)	214
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	4	—	4
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$210	$428	$224	$(652)	$210

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$226	$360	$153	$(511)	$228
Currency translation adjustment, including net investment hedge	(134)	—	—	—	(134)
Pension and other postretirement adjustment (net of tax)	(113)	—	—	—	(113)
Deferred income (loss) on hedging (net of tax)	(6)	—	—	—	(6)
COMPREHENSIVE EARNINGS (LOSS)	(27)	360	153	(511)	(25)
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	2	—	2
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(27)	$360	$151	$(511)	$(27)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$204	$322	$87	$(408)	$205
Currency translation adjustment, including net investment hedge	(28)	—	—	—	(28)
Pension and other postretirement adjustment (net of tax)	94	—	—	—	94
Deferred income (loss) on hedging (net of tax)	1	—	—	—	1
COMPREHENSIVE EARNINGS (LOSS)	271	322	87	(408)	272
Less: Comprehensive earnings attributable to noncontrolling interests	—	—	1	—	1
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$271	$322	$86	$(408)	$271

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$48	$48	$—	$96
Receivables, net	—	—	709	—	709
Due from affiliates	—	3,148	—	(3,148)	—
Inventories	—	389	255	—	644
Assets held for sale – current	—	—	12	—	12
Other current assets	11	21	45	—	77
Total current assets	11	3,606	1,069	(3,148)	1,538
Investment in subsidiaries	7,704	2,503	559	(10,766)	—
Due from affiliates	—	—	739	(739)	—
Property, plant and equipment, net	463	1,404	1,089	—	2,956
Goodwill	—	1,127	40	—	1,167
Intangible assets, net	—	970	160	(131)	999
Deferred income taxes	—	430	62	—	492
Other non-current assets	25	64	139	—	228
TOTAL ASSETS	$8,203	$10,104	$3,857	$(14,784)	$7,380
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$56	$682	$210	$—	$948
Due to affiliates	2,244	—	904	(3,148)	—
Short-term debt	—	—	6	—	6
Long-term debt – current portion	160	2	1	—	163
Total current liabilities	2,460	684	1,121	(3,148)	1,117
Long-term debt, net of current portion	1,668	14	20	—	1,702
Due to affiliates	—	739	—	(739)	—
Pension plan liability	286	—	111	—	397
Other employee benefits liability	—	227	13	—	240
Deferred income taxes	—	—	8	—	8
Other liabilities	50	177	41	(131)	137
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,965	6,260	1,618	(7,878)	3,965
Accumulated earnings	1,055	2,003	885	(2,888)	1,055
Accumulated other comprehensive deficit	(670)	—	—	—	(670)
Cost of common stock in treasury	(612)	—	—	—	(612)
Total Owens Corning stockholders’ equity	3,739	8,263	2,503	(10,766)	3,739
Noncontrolling interests	—	—	40	—	40
Total equity	3,739	8,263	2,543	(10,766)	3,779
TOTAL LIABILITIES AND EQUITY	$8,203	$10,104	$3,857	$(14,784)	$7,380

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$1	$66	$—	$67
Receivables, net	—	—	674	—	674
Due from affiliates	—	2,858	—	(2,858)	—
Inventories	—	527	290	—	817
Assets held for sale – current	—	—	16	—	16
Other current assets	7	132	94	—	233
Total current assets	7	3,518	1,140	(2,858)	1,807
Investment in subsidiaries	7,392	2,590	558	(10,540)	—
Due from affiliates	—	—	881	(881)	—
Property, plant and equipment, net	471	1,285	1,143	—	2,899
Goodwill	—	1,127	41	—	1,168
Intangible assets, net	—	989	238	(210)	1,017
Deferred income taxes	35	380	29	—	444
Other non-current assets	17	62	128	—	207
TOTAL ASSETS	$7,922	$9,951	$4,158	$(14,489)	$7,542
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$47	$667	$235	$—	$949
Due to affiliates	1,913	—	945	(2,858)	—
Short-term debt	—	25	6	—	31
Long-term debt – current portion	—	1	2	—	3
Total current liabilities	1,960	693	1,188	(2,858)	983
Long-term debt, net of current portion	1,838	15	125	—	1,978
Due to affiliates	—	881	—	(881)	—
Pension plan liability	310	—	137	—	447
Other employee benefits liability	—	237	15	—	252
Deferred income taxes	—	—	22	—	22
Other liabilities	122	175	43	(210)	130
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,954	6,371	1,927	(8,298)	3,954
Accumulated earnings	805	1,579	663	(2,242)	805
Accumulated other comprehensive deficit	(550)	—	—	—	(550)
Cost of common stock in treasury	(518)	—	—	—	(518)
Total Owens Corning stockholders’ equity	3,692	7,950	2,590	(10,540)	3,692
Noncontrolling interests	—	—	38	—	38
Total equity	3,692	7,950	2,628	(10,540)	3,730
TOTAL LIABILITIES AND EQUITY	$7,922	$9,951	$4,158	$(14,489)	$7,542

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(106)	$465	$383	$—	$742
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(21)	(271)	(101)	—	(393)
Derivative settlements	4	—	—	—	4
Proceeds from the sale of assets or affiliates	—	—	20	—	20
Investment in subsidiaries and affiliates, net of cash acquired	—	—	—	—	—
Purchases of alloy	—	—	(8)	—	(8)
Proceeds from the sale of alloy	—	—	8	—	8
Net cash flow used for investing activities	(17)	(271)	(81)	—	(369)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,236	—	310	—	1,546
Payments on senior revolving credit and receivables securitization facilities	(1,236)	—	(416)	—	(1,652)
Proceeds from long-term debt	—	—	—	—	—
Payments on long-term debt	(5)	(1)	(2)	—	(8)
Dividends paid	(78)	—	—	—	(78)
Net increase (decrease) in short-term debt	—	(25)	3	—	(22)
Purchases of treasury stock	(138)	—	—	—	(138)
Other	19	—	—	—	19
Other intercompany loans	325	(121)	(204)	—	—
Net cash flow used for financing activities	123	(147)	(309)	—	(333)
Effect of exchange rate changes on cash	—	—	(11)	—	(11)
Net increase in cash and cash equivalents	—	47	(18)	—	29
Cash and cash equivalents at beginning of period	—	1	66	—	67
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$48	$48	$—	$96

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2014
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(110)	$474	$88	$—	$452
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(13)	(223)	(138)	—	(374)
Derivative settlements	—	—	5	—	5
Proceeds from the sale of assets or affiliates	44	—	21	—	65
Investment in subsidiaries and affiliates, net of cash acquired	—	(5)	(7)	—	(12)
Purchases of alloy	—	—	(28)	—	(28)
Proceeds from sale of alloy	4	—	43	—	47
Net cash flow used for investing activities	35	(228)	(104)	—	(297)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	1,226	—	50	—	1,276
Payments on senior revolving credit and receivables securitization facilities	(1,238)	—	(106)	—	(1,344)
Proceeds from long-term debt	390	—	—	—	390
Payments on long-term debt	(400)	—	(2)	—	(402)
Dividends paid	(56)	—	—	—	(56)
Net increase (decrease) in short-term debt	—	25	5	—	30
Purchases of treasury stock	(44)	—	—	—	(44)
Other	8	—	—	—	8
Other intercompany loans	189	(273)	84	—	—
Net cash flow used for financing activities	75	(248)	31	—	(142)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Net increase in cash and cash equivalents	—	(2)	12	—	10
Cash and cash equivalents at beginning of period	—	3	54	—	57
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1	$66	$—	$67

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(108)	$273	$218	$—	$383
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(10)	(126)	(175)	—	(311)
Investment in subsidiaries and affiliates, net of cash acquired	—	(51)	(11)	—	(62)
Proceeds from Hurricane Sandy insurance claims	—	58	—	—	58
Deposit Related to sale of Hangzhou, China plant	—	—	34	—	34
Purchases of alloy	—	—	(18)	—	(18)
Proceeds from sale of alloy	16	—	—	—	16
Net cash flow used for investing activities	6	(119)	(170)	—	(283)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	940	—	123	—	1,063
Payments on senior revolving credit and receivables securitization facilities	(1,002)	—	(101)	—	(1,103)
Payments on long-term debt	—	—	(2)	—	(2)
Net increase (decrease) in short-term debt	—	—	(4)	—	(4)
Purchases of treasury stock	(63)	—	—	—	(63)
Other	13	—	—	—	13
Other intercompany loans	214	(154)	(60)	—	—
Net cash flow used for financing activities	102	(154)	(44)	—	(96)
Effect of exchange rate changes on cash	—	—	(2)	—	(2)
Net increase in cash and cash equivalents	—	—	2	—	2
Cash and cash equivalents at beginning of period	—	3	52	—	55
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$3	$54	$—	$57

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.    SUBSEQUENT EVENTS

On January 21, 2016, the Company announced an agreement to acquire a European glass non-wovens and fabrics business for $80 million in total consideration. This downstream business will become a part of the Company's Composites segment. The transaction, which is subject to regulatory approvals and other closing conditions, is anticipated to close in the first half of 2016.

OWENS CORNING AND SUBSIDIARIES
INDEX TO CONDENSED FINANCIAL STATEMENT SCHEDULE

Number	Description	Page
II	Valuation and Qualifying Accounts and Reserves – for the years ended December 31, 2015, 2014 and 2013	105

OWENS CORNING AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED December 31, 2015, 2014 AND 2013
(in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Acquisitions and Divestitures	Balance at End of Period
FOR THE YEAR ENDED DECEMBER 31, 2015
Allowance for doubtful accounts	$10	$—	$—	$(2)	(a)	$—	$8
Tax valuation allowance	$227	$(73)	$(18)	$(1)		$—	$135
FOR THE YEAR ENDED DECEMBER 31, 2014
Allowance for doubtful accounts	$14	$2	$—	$(6)	(a)	$—	$10
Tax valuation allowance	$270	$(15)	$(17)	$(11)		$—	$227
FOR THE YEAR ENDED DECEMBER 31, 2013
Allowance for doubtful accounts	$17	$3	$—	$(6)	(a)	$—	$14
Tax valuation allowance	$228	$46	$—	$(4)		$—	$270

(a)	Uncollectible accounts written off, net of recoveries.

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.5 to Owens Corning’s Quarterly Report on Form 10-Q (File 1-33100), for the quarter ended September 30, 2015).

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

4.6
First Supplemental Indenture, dated June 8, 2009, between Owens Corning, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 8, 2009).

4.7	Form of 9.000% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 8, 2009).

4.8	Form of 4.200% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed October 22, 2013).

4.9	Form of 4.200% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 12, 2014).

4.10
Second Supplemental Indenture, dated as of May 26, 2010, by and among Owens Corning, certain subsidiaries, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 28, 2010).

4.11
Third Supplemental Indenture, dated as of October 22, 2012, by and among Owens Corning, certain subsidiaries, and Wells Fargo Bank, National Association, as successor Trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Form 8-K (File No. 1-33100), filed October 22, 2012).

4.12
Fourth Supplemental Indenture, dated as of November 12, 2014, by and among Owens Corning, the guarantors named therein and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100) filed November12, 2014).

10.1
Amended and Restated Credit Agreement, dated as of November 13, 2015, by and among the Company, certain of its subsidiaries, the lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent, (incorporated by reference to Exhibit 10.1 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 17, 2015).

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

10.4
Second Amendment to Amended and Restated Purchase Agreement dated as of July 26, 2013 (incorporated by reference to Exhibit 10.1 to Owens Corning Current Report on Form 8-K (File No. 1-33100), filed July 29, 2013).

10.5	Performance Guaranty dated as of March 31, 2011 (incorporated by reference to Exhibit 10.3 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 5, 2011).

10.6
Key Management Severance Agreement with Charles E. Dana (incorporated by reference to Exhibit 10.18 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.7
Form of Key Management Severance Agreement for Executive Officers* (incorporated by reference to Exhibit 10.10 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2013).*

10.8
Amended and restated Key Management Severance Agreement with Michael H. Thaman (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Annual Report on Form 10-K (File No. 1-3660) for the year ended December 31, 2005).*

10.9	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.10	Owens Corning Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to Owens Corning Sales, LLC’s Quarterly Report on Form 10-Q (File No. 1-3660) for the quarter ended June 30, 2003).*

10.11
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

10.13
Amended and Restated Corporate Incentive Plan Terms Applicable to Certain Executive Officers (incorporated by reference to Annex B to Owens Corning’s Proxy Statement (File No. 1-33100), filed March 16, 2011).*

10.14
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

10.16
Owens Corning Deferred Compensation Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.5 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2007).*

10.17
First Amendment to the Owens Corning Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.33 to Owens Corning’s annual report on Form 10-K (File No. 1-33100) for the year ended December 31, 2008).*

10.18
Owens Corning Amended and Restated Deferred Compensation Plan, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.22 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2013).*

10.19	Owens Corning 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 23, 2010).*

10.20	Owens Corning 2013 Stock Plan (incorporated by reference to Annex C to Owens Corning’s Proxy Statement (File No 1-33100), filed March 14, 2013).*

10.21	Owens Corning Employee Stock Purchase Plan, effective as of April 18, 2013, (incorporated by reference to Annex B to Owens Corning’ Proxy Statement (File No. 1-33100), filed March 14, 2013).*

10.22
Form of Owens Corning 2013 Long Term Incentive Program Award Agreement for Option Award (incorporated by reference to Exhibit 10.27 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2013).*

10.23
Form of Owens Corning 2013 Long Term Incentive Program Award Agreement for Performance Share Unit (incorporated by reference to Exhibit 10.28 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2013).*

10.24
Form of Owens Corning 2013 Long Term Incentive Program Award Agreement for Restricted Stock Unit (incorporated by reference to Exhibit 10.29 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2013).*

10.25
Form of Owens Corning 2013 Long Term Incentive Program Award Agreement for Restricted Stock (incorporated by reference to Exhibit 10.30 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2013).*

10.26
Amendment, dated April 16, 2015, to Key Management Severance Agreement with Michael H. Thaman (incorporated by reference to Exhibit 10.31 to Owens Corning’s Quarterly Report on Form 10-Q (File 1-33100), for the quarter ended March 31, 2015)*.

10.27
Form of Deferred Stock Unit Award Agreement for Directors (incorporated by reference to Exhibit 10.32 to Owens Corning’s Quarterly Report on Form 10-Q (File 1-33100), for the quarter ended June 30, 2015)*.

10.28
Form of Long Term Incentive Program Award Agreement for Restricted Stock Unit (incorporated by reference to Exhibit 10.33 to Owens Corning’s Quarterly Report on Form 10-Q (File 1-33100), for the quarter ended June 30, 2015)*.

10.29
Form of Long Term Incentive Program Award Agreement for Performance Share Unit (incorporated by reference to Exhibit 10.34 to Owens Corning’s Quarterly Report on Form 10-Q (File 1-33100), for the quarter ended June 30, 2015)*.

10.30
Form of Long Term Incentive Program Award Agreement for Restricted Stock (incorporated by reference to Exhibit 10.35 to Owens Corning’s Quarterly Report on Form 10-Q (File 1-33100), for the quarter ended June 30, 2015)*.

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