Form 10-Q
period 2016-03-31
Owens Corning
filed 2016-04-27
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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
Yes ☐             No ☑
As of April 15, 2016, 115,496,635 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015
NET SALES	$1,231	$1,203
COST OF SALES	959	994
Gross margin	272	209
OPERATING EXPENSES
Marketing and administrative expenses	134	129
Science and technology expenses	19	17
Other expenses, net	3	5
Total operating expenses	156	151
EARNINGS BEFORE INTEREST AND TAXES	116	58
Interest expense, net	23	26
EARNINGS BEFORE TAXES	93	32
Income tax expense	34	13
NET EARNINGS	59	19
Net earnings attributable to noncontrolling interests	2	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$57	$18
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.49	$0.15
Diluted	$0.49	$0.15
Dividend	$0.18	$0.17
WEIGHTED AVERAGE COMMON SHARES
Basic	115.5	117.8
Diluted	116.5	118.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015
NET EARNINGS	$59	$19
Currency translation adjustment (net of tax of $5 and $(5) for the three months ended March 31, 2016 and 2015, respectively)	34	(50)
Pension and other postretirement adjustment (net of tax of $2 and $(2) for the three months ended March 31, 2016 and 2015, respectively)	10	8
Deferred gain on hedging (net of tax of $0 and $(1) for the three months ended March 31, 2016 and 2015, respectively)	1	1
COMPREHENSIVE EARNINGS (LOSS)	104	(22)
Comprehensive earnings attributable to noncontrolling interests	2	1
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$102	$(23)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	March 31, 2016	December 31, 2015
CURRENT ASSETS
Cash and cash equivalents	$54	$96
Receivables, less allowances of $9 at March 31, 2016 and $8 at December 31, 2015	785	709
Inventories	708	644
Assets held for sale	13	12
Other current assets	50	47
Total current assets	1,610	1,508
Property, plant and equipment, net	2,988	2,956
Goodwill	1,167	1,167
Intangible assets, net	996	999
Deferred income taxes	475	492
Other non-current assets	219	222
TOTAL ASSETS	$7,455	$7,344

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$893	$912
Short-term debt	3	6
Long-term debt – current portion	163	163
Total current liabilities	1,059	1,081
Long-term debt, net of current portion	1,785	1,702
Pension plan liability	384	397
Other employee benefits liability	237	240
Deferred income taxes	9	8
Other liabilities	153	137
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,956	3,965
Accumulated earnings	1,091	1,055
Accumulated other comprehensive deficit	(625)	(670)
Cost of common stock in treasury (c)	(636)	(612)
Total Owens Corning stockholders’ equity	3,787	3,739
Noncontrolling interests	41	40
Total equity	3,828	3,779
TOTAL LIABILITIES AND EQUITY	$7,455	$7,344

(a)	10 shares authorized; none issued or outstanding at March 31, 2016 and December 31, 2015

(b)	400 shares authorized; 135.5 issued and 115.6 outstanding at March 31, 2016; 135.5 issued and 115.9 outstanding at December 31, 2015

(c)	19.9 shares at March 31, 2016, and 19.6 shares at December 31, 2015
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net earnings	$59	$19
Adjustments to reconcile net earnings to cash provided by (used for) operating activities:
Depreciation and amortization	76	75
Deferred income taxes	28	4
Provision for pension and other employee benefits liabilities	4	5
Stock-based compensation expense	8	8
Other non-cash	(1)	—
Change in working capital	(82)	(211)
Pension fund contribution	(7)	(14)
Payments for other employee benefits liabilities	(5)	(5)
Other	(17)	3
Net cash flow provided by (used for) operating activities	63	(116)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(98)	(89)
Net cash flow used for investing activities	(98)	(89)
NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	150	529
Payments on senior revolving credit and receivables securitization facilities	(71)	(247)
Net decrease in short-term debt	(3)	(17)
Cash dividends paid	(40)	(39)
Purchases of treasury stock	(43)	(19)
Other	(1)	7
Net cash flow (used for) provided by financing activities	(8)	214
Effect of exchange rate changes on cash	1	1
Net (decrease) increase in cash and cash equivalents	(42)	10
Cash and cash equivalents at beginning of period	96	67
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54	$77

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2015 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (U.S.). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s Form 10-K for the year ended December 31, 2015. Certain reclassifications have been made to the periods presented for 2015 to conform to the classifications used in the periods presented for 2016.

During the first quarter of 2016, the Company discovered an error in which certain Value Added Tax ("VAT") balances were inappropriately reported gross versus net in the Consolidated and Condensed Consolidating (Non-Guarantor Subsidiaries) Balance Sheets. We revised the December 31, 2015 balance sheet in these financial statements to correctly report the related VAT balances as a net liability. This resulted in a decrease to the previously reported Other current assets of $30 million, Other non-current assets of $6 million and Accounts payable and accrued liabilities of $36 million. The revision was deemed immaterial to the current and prior periods and had no impact on the Consolidated and Condensed Consolidating Statements of Earnings nor the Consolidated and Condensed Consolidating Statements of Cash Flows.

During the fourth quarter of 2015, the Company revised the Consolidated and Condensed Consolidating Statements of Cash Flows to correct an error for the presentation of non-cash capital expenditures which impacted the operating activities section and investing activities section. Please refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2015 for additional information about this revision. The classification error impacted the unaudited Consolidated and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2015. For the three months ended March 31, 2015, the impact of this revision increased cash used for Cash paid for property, plant and equipment and decreased cash used for Changes in working capital by $33 million. The effects of this revision did not impact the ending cash balance for any period and were not material to any previously issued financial statements.

2.	SEGMENT INFORMATION
The Company has three reportable segments: Composites, Insulation and Roofing. Accounting policies for the segments are the same as those for the Company. The Company’s three reportable segments are defined as follows:
Composites – The Composites segment is comprised of our Reinforcements and Downstream businesses. Within the Reinforcements business, the Company manufactures, fabricates and sells glass reinforcements in the form of fiber. Within the Downstream business, the Company manufactures and sells glass fiber products in the form of fabrics, non-wovens, veil and other specialized products.
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
Roofing – Within our Roofing business, the Company manufactures and sells residential roofing shingles and oxidized asphalt materials, and roofing accessories used in residential and commercial construction and specialty applications.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.	SEGMENT INFORMATION (continued)

 NET SALES
During the fourth quarter of 2015, the Company discovered an error between Net sales and Cost of sales due to incorrect eliminations in its Composites segment. Please refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2015 for additional information about this revision. For the three months ended March 31, 2015, the previously reported Net sales and Cost of sales were overstated by $4 million. The effect of correcting these errors was not material to any previously issued financial statements and have been revised in the table below.
The following table summarizes our net sales by segment and geographic region (in millions). Corporate eliminations (shown below) largely reflect intercompany sales from Composites to Roofing. External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Three Months Ended March 31,
	2016	2015
Reportable Segments
Composites	$473	$474
Insulation	385	379
Roofing	429	393
Total reportable segments	1,287	1,246
Corporate eliminations	(56)	(43)
NET SALES	$1,231	$1,203

External Customer Sales by Geographic Region
United States	$845	$816
Europe	134	129
Asia Pacific	145	140
Other	107	118
NET SALES	$1,231	$1,203

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.	SEGMENT INFORMATION (continued)

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended March 31,
	2016	2015
Reportable Segments
Composites	$64	$60
Insulation	13	7
Roofing	73	20
Total reportable segments	150	87
Restructuring costs	—	(2)
Acquisition-related costs for InterWrap and Ahlstrom transactions	(2)	—
General corporate expense and other	(32)	(27)
EBIT	$116	$58

3.	INVENTORIES
Inventories consist of the following (in millions):

	March 31, 2016	December 31, 2015
Finished goods	$497	$436
Materials and supplies	211	208
Total inventories	$708	$644

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2016, and December 31, 2015, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	March 31, 2016	December 31, 2015
Derivative assets designated as hedging instruments:
Net investment hedges
Cross currency swaps	Other current assets	$4	$4
Cross currency swaps	Other non-current assets	$—	$6
Amount of gain recognized in OCI (effective portion)	OCI	$2	$14
Fair value hedges
Interest rate swaps	Other non-current assets	$—	$4
Derivative liabilities designated as hedging instruments:
Net investment hedges
Cross currency swaps	Other liabilities	$6	$—
Cash flow hedges:
Natural gas forward swaps	Accounts payable and accrued liabilities	$5	$5
Amount of loss recognized in OCI related to natural gas forward swaps (effective portion)	OCI	$5	$5
Amount of loss recognized in OCI related to foreign exchange contracts (effective portion)	OCI	$—	$1
Derivative assets not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1	$—
Derivative liabilities not designated as hedging instruments:
Natural gas forward swaps	Accounts payable and accrued liabilities	$1	$1
Foreign exchange contracts	Accounts payable and accrued liabilities	$3	$—

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the notional amount of derivatives and hedging instruments on the Consolidated Balance Sheet (in millions):

		Notional Amount
	Unit of Measure	March 31, 2016
Net investment hedges
Cross currency swaps	U.S. Dollars	$250
Cash flow hedges:
Natural gas forward swaps U.S. indices	MMBtu	7
Natural gas forward swaps European indices	MMBtu (equivalent)	1
The Company had notional amounts for derivative hedging instruments related to non-designated foreign currency exposure in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, Indian Rupee, and South Korean Won for $86 million. In addition, the Company had notional amounts for derivative hedging instruments related to non-designated foreign currency exposure in European Euro primarily related to Russian Rubles and U.S. Dollars for $25 million.

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended March 31,
	Location	2016	2015
Derivative activity designated as hedging instruments:
Natural gas and electricity:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$3	$3
Foreign Currency
Amount of loss reclassified from OCI into earnings (effective portion)	Other expenses, net	$1	$—
Interest rate swaps:
Amount of loss recognized in earnings	Interest expense, net	$1	$—
Derivative activity not designated as hedging instruments:
Foreign currency exchange contract:
Amount of loss recognized in earnings (a)	Other expenses, net	$3	$1

(a)	Losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated balance sheet exposures, which were also recorded in Other expenses, net.
Cash Flow Hedges
The Company uses forward and swap contracts, which qualify as cash flow hedges, to manage forecasted exposure to natural gas and electricity prices. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in Cost of Sales on the Consolidated Statements of Earnings for commodity hedges, when the hedged item impacts earnings. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in Other within operating activities on the Consolidated Statements of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in Other expenses, net on the Consolidated Statements of Earnings.

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
As of March 31, 2016, $5 million of losses included in accumulated OCI on the Consolidated Balance Sheets relate to contracts that are expected to impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.
Fair Value Hedges
In the first quarter of 2016, the Company terminated the interest rate swaps designated to hedge a portion of its 4.20% senior notes due 2022 and received net settlement proceeds totaling $8 million. The swaps were carried at fair value and recorded as other assets or liabilities, with the offset to long-term debt on the Consolidated Balance Sheets. Changes in the fair value of these swaps and that of the related debt were recorded in Interest expense, net on the Consolidated Statements of Earnings. These proceeds were classified as cash provided by operating activities in the Consolidated Statements of Cash Flows. The $8 million fair value adjustment to debt will be amortized through 2022 as a reduction to interest expense in conjunction with the maturity date of the Company's 4.20% senior notes due 2022.
Net Investment Hedges
The Company uses cross currency forward contracts to hedge a portion of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in Currency translation adjustment, a component of Accumulated OCI, to offset the changes in the values of the net investments being hedged. Any portion of net investment hedges that is determined to be ineffective is recorded in Other expenses, net on the Consolidated Statements of Earnings.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in Other expenses, net on the Consolidated Statements of Earnings.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and goodwill consist of the following (in millions):

March 31, 2016	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20	$172	$(84)	$88
Technology	21	193	(95)	98
Franchise and other agreements	9	45	(21)	24
Indefinite-lived intangible assets:
Trademarks		786	—	786
Total intangible assets		$1,196	$(200)	$996
Goodwill		$1,167

December 31, 2015	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20	$172	$(82)	$90
Technology	21	193	(93)	100
Franchise and other agreements	10	43	(20)	23
Indefinite-lived intangible assets:
Trademarks		786	—	786
Total intangible assets		$1,194	$(195)	$999
Goodwill		$1,167
The changes in the gross carrying amount of intangible assets by asset group are as follows (in millions):

	Customer relationships	Technology	Franchise and other agreements	Trademarks	Total
Balance at December 31, 2015	$172	$193	$43	$786	$1,194
Additional Franchises and Agreements	—	—	2	—	2
Balance at March 31, 2016	$172	$193	$45	$786	$1,196

Other Intangible Assets
The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $22 million in each of the next five fiscal years.
Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first three months of 2016.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	March 31, 2016	December 31, 2015
Land	$189	$186
Buildings and leasehold improvements	806	788
Machinery and equipment	3,557	3,478
Construction in progress	368	359
	4,920	4,811
Accumulated depreciation	(1,932)	(1,855)
Property, plant and equipment, net	$2,988	$2,956
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 15% of total machinery and equipment as of March 31, 2016, and December 31, 2015. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

7.     ACQUISITIONS

On January 21, 2016, the Company announced an agreement to acquire the European glass non-wovens and fabrics business of Ahlstrom (the "Ahlstrom Acquisition") for approximately $80 million (73 million Euro) in cash consideration. This downstream business will become part of the Company’s Composites segment. The transaction, which is subject to regulatory approvals and other closing conditions, is anticipated to close in the second quarter of 2016. However, it is possible that the completion of the planned transaction will not take place until the third quarter of 2016.

On April 21, 2016, the Company completed its acquisition of all outstanding shares of InterWrap, a leading manufacturer of roofing underlayment and packaging materials, for $450 million in cash. This acquisition will expand the Company’s position in roofing components and strengthen the Company’s capabilities to support the conversion from organic to synthetic underlayment and accelerate its growth in the roofing components market. Operating results of the acquisition will be included in the Company’s Roofing segment within the Consolidated Financial Statements beginning April 21, 2016. The Company is in the process of completing valuations of certain assets and the purchase price allocation will be completed with finalization of the valuations.

8. WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Three Months Ended March 31, 2016
Beginning balance	$43
Amounts accrued for current year	4
Settlements of warranty claims	(2)
Ending balance	$45

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.     RESTRUCTURING, ACQUISITION AND INTEGRATION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

Acquisition-Related Costs
During the first three months of 2016, the Company incurred $2 million of pre-closing transaction costs related to its announced acquisitions. Please refer to Note 7 of the Consolidated Financial Statements for further information on these acquisitions. These costs are recorded in Corporate, Other and Eliminations. The following table presents the impact and respective location of acquisition-related costs for the first three months of 2016 on the Consolidated Statements of Earnings (in millions):

Location	Ahlstrom Acquisition	InterWrap Acquisition	Total
Marketing and administrative expenses	$1	$1	$2
Total acquisition-related costs	$1	$1	$2

2014 Cost Reduction Actions
During 2014, the Company took actions to reduce costs throughout its global Composites network, mainly through the decision to close a facility in Japan and optimize a facility in Canada, in addition to other cost reduction actions. The Company also took actions in 2014 to streamline its management structure and reduce costs, resulting in the elimination of the Building Materials Group organizational structure. There were no costs incurred in the first three months of 2016 related to these cost reduction actions, compared to $2 million of restructuring costs incurred in the first three months of 2015.

The following table summarizes the status of the unpaid liabilities from the Company's restructuring activity (in millions):

2014 Cost Reduction Actions
Balance at December 31, 2015	$7
Restructuring costs	—
Payments	(1)
Non-cash items	—
Foreign currency translation	—
Balance at March 31, 2016	$6
Cumulative charges incurred	$33

The Company expects the unpaid balance of these restructuring costs to be paid over the next year. As of March 31, 2016, the remaining liability balance is comprised of $5 million of severance and $1 million of contract termination.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	March 31, 2016	December 31, 2015
6.50% senior notes, net of discount and financing fees, due 2016	$158	$158
9.00% senior notes, net of discount and financing fees, due 2019	143	143
4.20% senior notes, net of discount and financing fees, due 2022	596	596
4.20% senior notes, net of discount and financing fees, due 2024	390	390
7.00% senior notes, net of discount and financing fees, due 2036	536	536
Accounts receivable securitization facility, maturing in 2018	79	—
Various capital leases, due through and beyond 2050	36	36
Fair value adjustment to debt	10	6
Total long-term debt	1,948	1,865
Less – current portion	163	163
Long-term debt, net of current portion	$1,785	$1,702
Senior Notes
The Company issued $400 million of 2024 senior notes on November 12, 2014. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2015. The proceeds from these notes were used to repay $242 million of our 2016 senior notes and $105 million of our 2019 senior notes. The remaining funds were used to pay down our Senior Revolving Credit Facility (as defined below), finance general working capital needs, and for general corporate purposes.
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
As of March 31, 2016 and December 31, 2015, the $158 million in outstanding principal related to our 2016 senior notes was recorded in Long-term debt - current portion on the Consolidated Balance Sheets, along with $2 million net in associated unamortized financing fees, discount, and interest rate swap basis adjustment.
Collectively, the senior notes above are referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company.
The Senior Notes are fully and unconditionally guaranteed by each of the Company’s current and future domestic subsidiaries that are a borrower or guarantor under the Company’s credit agreement ("Credit Agreement"). The guarantees are unsecured and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the guarantors. The guarantees are effectively subordinated to existing and future secured debt of the guarantors to the extent of the assets securing that indebtedness.
The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2016.
In the fourth quarter of 2011, the Company terminated the interest rate swaps designated to hedge a portion of the 6.50% senior notes due 2016. The swaps were carried at fair value and recorded as other assets or liabilities, with a fair value adjustment to

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	DEBT (continued)

long-term debt on the Consolidated Balance Sheets. The fair value adjustment to debt will be amortized through 2016 as a reduction to interest expense in conjunction with the maturity date of the 6.50% senior notes due 2016.

In the first quarter of 2016, the Company terminated the existing interest rate swaps designated to hedge a portion of the 4.20% senior notes due 2022 and received net settlement proceeds totaling $8 million. The swaps were carried at fair value and recorded as other assets or liabilities, with a fair value adjustment to long-term debt on the Consolidated Balance Sheets. The proceeds are classified as cash provided by operating activities in the Consolidated Statements of Cash Flows. The $8 million fair value adjustment to debt will be amortized through 2022 as a reduction to interest expense in conjunction with the maturity date of the 4.20% senior notes due 2022.
Senior Revolving Credit Facility
The Company amended its $800 million multi-currency senior revolving credit facility (the "Senior Revolving Credit Facility") in November 2015 to extend the maturity to November 2020 and increase the uncommitted incremental loans permitted under the facility from $200 million to $600 million. The Senior Revolving Credit Facility includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate or LIBOR plus a spread.
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of March 31, 2016.
As of March 31, 2016, the Company had no borrowings on its Senior Revolving Credit Facility, $9 million of outstanding letters of credit, and $791 million available on this facility.
Term Loan
During the first quarter of 2016, the Company obtained a term loan commitment for $300 million (the "Term Loan"), as allowed by the Senior Revolving Credit Facility. The loan commitment will expire in August 2016 for any amounts not drawn down. The Term Loan is a partially amortizing loan that requires quarterly principal repayments, with a balloon repayment due in November 2020 for any outstanding borrowings. The Term Loan contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of March 31, 2016.
As of March 31, 2016, the Company had no borrowings on this Term Loan and had $300 million available to borrow on this facility. On April 20, 2016, the Company borrowed the entire $300 million available on the term loan commitment at LIBOR plus a spread. These funds were used, in addition to borrowings on the Receivables Securitization Facility, to facilitate the acquisition of InterWrap. Please see Note 7 of the Notes to Consolidated Financial Statements for more information on this acquisition.
Receivables Securitization Facility
Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivables Purchase Agreement (the “RPA”) that are accounted for as secured borrowings in accordance with Accounting Standards Codification ("ASC") 860, Accounting for Transfers and Servicing. Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions.The securitization facility matures in January 2018. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates, plus a fixed spread.
As of March 31, 2016, the Company utilized its receivables securitization facility for $79 million in borrowings and $2 million of outstanding letters of credit, and had $151 million available on this facility due to collateral capacity limits.
The RPA contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of March 31, 2016.

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
Short-Term Debt
At March 31, 2016 and December 31, 2015, short-term borrowings were $3 million and $6 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was 7.6% for March 31, 2016 and 4.5% for December 31, 2015.

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
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended March 31,
	2016			2015
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$1	$3	$2	$1	$3
Interest cost	11	4	15	11	5	16
Expected return on plan assets	(14)	(6)	(20)	(15)	(6)	(21)
Amortization of actuarial loss	3	1	4	4	1	5
Net periodic pension cost	$2	$—	$2	$2	$1	$3

The Company expects to contribute approximately $50 million in cash to the U.S. pension plans and another $13 million to non-U.S. plans during 2016. The Company made cash contributions of approximately $7 million to the plans during the three months ended March 31, 2016.

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
The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended March 31,
	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$1	$1
Interest cost	2	2
Amortization of prior service cost	(1)	(1)
Net periodic benefit cost	$2	$2

12.	CONTINGENT LIABILITIES AND OTHER MATTERS
The Company may be involved in various legal and regulatory proceedings relating to employment, antitrust, tax, product liability, environmental and other matters (collectively, “Proceedings”). The Company regularly reviews the status of such Proceedings along with legal counsel. Liabilities for such Proceedings are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the amount of any reasonably possible losses in excess of any amounts accrued, if any, with respect to such Proceedings or any other known claim, including the matters described below under the caption Environmental Matters (the “Environmental Matters”) are not material to the Company’s financial statements. Management believes that the ultimate disposition of the Proceedings and the Environmental Matters will not have a material adverse effect on the Company’s financial condition, but could have a material impact on the results of operations, cash flows or liquidity in any given reporting period.
Litigation and Regulatory Proceedings

The Company is involved in litigation and regulatory Proceedings from time to time in the regular course of its business. The Company believes that adequate provisions for resolution of all contingencies, claims and pending matters have been made for probable losses that are reasonably estimable.

Environmental Matters

The Company has established policies and procedures designed to ensure that its operations are conducted in compliance with all relevant laws and regulations and that enable the Company to meet its high standards for corporate sustainability and environmental stewardship. Our manufacturing facilities are subject to numerous foreign, federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and protection of the environment, including emissions to air, discharges to water, management of hazardous materials, handling and disposal of solid wastes, and remediation of contaminated sites. All Company manufacturing facilities operate using an ISO 14001 or equivalent environmental management system. The Company’s 2020 Sustainability Goals require significant global reductions in energy use, water consumption, waste to landfill, and emissions of greenhouse gases, fine particulate matter and toxic air emissions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act ("RCRA"), and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of March 31, 2016, the Company was involved with a total of 20 sites worldwide, including 7 Superfund sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil and groundwater contamination. This can include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At March 31, 2016, the Company had an accrual totaling $3 million, for these costs. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

13.	STOCK COMPENSATION

Stock Plans

2013 Stock Plan

On April 18, 2013, the Company's stockholders approved the Owens Corning 2013 Stock Plan (the "2013 Stock Plan") which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At March 31, 2016, the number of shares remaining available under the 2013 Stock Plan for all stock awards was 1.4 million.

2016 Stock Plan

On April 21, 2016, the Company’s stockholders approved the Owens Corning 2016 Stock Plan (the “2016 Stock Plan”) which replaced the 2013 Stock Plan. The 2016 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2016 Stock Plan, 2.5 million shares of common stock may be granted in addition to the 1.4 million shares of Company common stock that rolled over from the 2013 Stock Plan as of April 21, 2016. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. There will be no future grants made under the 2013 Stock Plan.
Stock Options
The Company did not grant any stock options during the three months ended March 31, 2016. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant and an option’s maximum term is 10 years.
During the three months ended March 31, 2016 and 2015, the Company recognized expense of $1 million related to the Company's stock options. As of March 31, 2016, there was $3 million of total unrecognized compensation cost related to stock

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION (continued)

options. That cost is expected to be recognized over a weighted-average period of 1.64 years. The total aggregate intrinsic value of options outstanding as of March 31, 2016 was $30 million.
The following table summarizes the Company’s stock option activity:

	Three Months Ended March 31, 2016
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	1,953,320	$31.09
Exercised	(94,895)	30.62
Forfeited	(11,000)	38.39
Ending Balance	1,847,425	$31.07
The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at March 31, 2016	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$13.89-$42.16	1,847,425	4.18	$31.07	1,646,100	3.77	$30.11

Restricted Stock Awards and Restricted Stock Units
The Company has granted restricted stock awards and restricted stock units (collectively referred to as “restricted stock”) as a part of its long-term incentive plan. Compensation expense for restricted stock is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the four-year vesting period. Stock restrictions are subject to alternate vesting plans for death, disability, approved early retirement and involuntary termination, over various periods ending in 2020.
During the three months ended March 31, 2016 and 2015, the Company recognized expense of $4 million related to the Company's restricted stock. As of March 31, 2016, there was $41 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 3.08 years. The total fair value of shares vested during the three months ended March 31, 2016 and 2015 was $14 million and $15 million, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION (continued)

The following table summarizes the Company’s restricted stock activity:

	Three Months Ended March 31, 2016
	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,707,490	$35.37
Granted	491,971	45.20
Vested	(358,924)	38.00
Forfeited	(18,625)	37.58
Ending Balance	1,821,912	$37.47
Performance Stock Awards and Performance Stock Units
The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its long-term incentive plan. All outstanding performance grants will fully settle in stock. The amount of stock ultimately distributed from all performance shares issued after the 2015 grants is contingent on meeting internal company-based metrics or an external-based stock performance metric. The amount of stock ultimately distributed from the 2014 grant is contingent on meeting an external based stock performance metric.
In the three months ended March 31, 2016, the Company granted both internal company-based and external-based metric PSUs.
Internal based metrics
The internal company-based metrics vest after a three-year period and are based on various company metrics over a three-year period. The amount of stock distributed will vary from 0% to 300% of PSUs awarded depending on performance versus the company-based metrics.
The initial fair value for all internal company-based metric PSUs assumes that the performance goals will be achieved and is based on the grant date stock price. This assumption is monitored quarterly and if it becomes probable that such goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. The expected term represents the period from the grant date to the end of the three-year performance period. Pro-rata vesting may be utilized in the case of death, disability or approved retirement and awards if earned will be paid at the end of the three-year period.
External based metrics
The external-based metrics vest after a three-year period. Outstanding grants issued in 2015 and forward are based on the Company's total stockholder return relative to the performance of the S&P Building & Construction Industry Index. Outstanding grants issued prior to 2015 are based on the Company's total stockholder return relative to the performance of the companies in the S&P 500 Index. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.
The Company estimated the fair value of the external-based metric performance stock grants using a Monte Carlo simulation that uses various assumptions that include expected volatility of 26.6%, and a risk free interest rate of 0.8% both of which were based on an expected term of 2.91 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon United States Treasury bills at the time of grant. The expected term represents the period from the grant date to the end of the three-year performance period. Compensation expense for external based metric PSUs is measured based on the grant date fair value and is recognized on a straight-line basis over the vesting period. Pro-rata vesting may be utilized in the case of death, disability or approved retirement, and awards if earned will be paid at the end of the three-year period.
During the three months ended March 31, 2016 and 2015, the Company recognized expense of $2 million, related to the Company's PSUs. As of March 31, 2016, there was $17 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.19 years.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION (continued)

The following table summarizes the Company’s PSU activity:

	Three Months Ended March 31, 2016
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	431,400	$44.52
Granted	244,250	48.74
Forfeited	(9,200)	44.52
Ending Balance	666,450	$46.07
Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. At the approval date, 2 million shares were available for purchase under the ESPP. As of March 31, 2016, 1.5 million shares remain available for purchase.
During the three months ended March 31, 2016 and 2015, the Company recognized expense of less than $1 million related to the Company's ESPP. As of March 31, 2016, there was less than $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net earnings attributable to Owens Corning	$57	$18
Weighted-average number of shares outstanding used for basic earnings per share	115.5	117.8
Non-vested restricted and performance shares	0.6	0.3
Options to purchase common stock	0.4	0.4
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	116.5	118.5
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$0.49	$0.15
Diluted	$0.49	$0.15
In 2012, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program authorizes the Company to repurchase shares through the open market, privately negotiated transactions or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 0.8 million shares of its common stock for $36 million during the three months ended March 31, 2016 under the Repurchase Program. As of March 31, 2016, 3.8 million shares remain available for repurchase under the Repurchase Program.
For the three months ended March 31, 2016, the number of shares used in the calculation of diluted earnings per share did not include 0.5 million non-vested restricted shares, 0.1 million non-vested performance shares and 0.5 million, of options to purchase common stock, due to their anti-dilutive effect.
For the three months ended March 31, 2015, the number of shares used in the calculation of diluted earnings per share did not include 0.1 million non-vested restricted and performance shares and 0.6 million, of options to purchase common stock, due to their anti-dilutive effect.

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
The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall as of March 31, 2016 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets	$5	$—	$5	$—
Liabilities:
Derivative liabilities	$15	$—	$15	$—
The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall as of December 31, 2015 (in millions):

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

15.    FAIR VALUE MEASUREMENT (continued)

Items Disclosed at Fair Value
Long-term debt
The following table shows the fair value of the Company’s long-term debt as calculated based on quoted market prices for the same or similar issues (Level 2 input), or on the current rates offered to the Company for debt of the same remaining maturities:

	March 31, 2016	December 31, 2015
6.50% senior notes, net of discount, due 2016	102%	103%
9.00% senior notes, net of discount, due 2019	115%	116%
4.20% senior notes, net of discount, due 2022	102%	99%
4.20% senior notes, net of discount, due 2024	101%	100%
7.00% senior notes, net of discount, due 2036	109%	105%
The Company determined that the book value of the remaining long-term debt instruments approximates market value.

16.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Income tax expense	$34	$13
Effective tax rate	37%	41%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three months ended March 31, 2016 is primarily attributable to the tax accounting treatment of various locations which are currently in a loss position and other discrete tax adjustments.
Realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowance of certain foreign jurisdictions by a range of $0 million to $13 million.
For the first quarter of 2015, the difference between the effective tax rate and the statutory rate of 35% is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position and other discrete adjustments in the first quarter of 2015.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (“AOCI”) (in millions):

	Three Months Ended March 31,
	2016	2015
Currency Translation Adjustment
Beginning balance	$(247)	$(132)
Gain/(loss) on foreign currency translation	41	(57)
(Loss)/gain on net investment hedge	(12)	12
Income tax benefit/(expense) of amount classified into AOCI	5	(5)
Other comprehensive income/(loss), net of tax	34	(50)
Ending balance	$(213)	$(182)

Pension and Other Postretirement Adjustment
Beginning balance	$(419)	$(413)
Amortization of actuarial loss (a)	4	5
Amortization of prior service gain (a)	(1)	(1)
Income tax benefit of amounts reclassified from AOCI to income	(1)	(2)
Net amortization and gain reclassified from AOCI to net income	2	2
Gains arising during the period	5	—
Translation impact on non-US. plans	—	6
Income tax benefit of amounts classified into AOCI	3	—
Net gains arising during the period	8	6
Other comprehensive income, net of tax	10	8
Ending balance	$(409)	$(405)

Deferred Gain (Loss) on Hedging
Beginning balance	$(4)	$(5)
Change in mark to market hedges	(3)	(1)
Income tax benefit of amount classified into AOCI	1	—
Net loss on derivative instruments	(2)	(1)
Amounts reclassified from AOCI to income (b)	4	3
Income tax benefit of amounts reclassified from AOCI to income	(1)	(1)
Net gain reclassified from AOCI to net income	3	2
Other comprehensive income, net of tax	1	1
Ending balance	$(3)	$(4)

Total AOCI ending balance	$(625)	$(591)

(a) These AOCI components are included in the computation of total Pension and OPEB expense and are recorded in cost of sales and marketing and administrative expenses. See Note 11 for additional information.
(b) Amounts reclassified from gain/(loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in cost of sales. See Note 4 for additional information.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.	ACCOUNTING PRONOUNCEMENTS

The following table summarizes recent accounting standard updates ("ASU") issued by the Financial Accounting Standards Board (the "FASB") that could have an impact on the Company's Consolidated Financial Statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently issued standards:
ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)," as amended by ASU's 2015-14, 2016-08 and 2016-10
This standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.
		January 1, 2018	We are currently assessing the impact this standard will have on our Consolidated Financial Statements.
ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10)"
This standard modifies certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The update simplifies the impairment assessment of equity investments, requires that disclosure of financial instruments be based on an exit price notion, and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset.
		January 1, 2018	We are currently assessing the impact this standard will have on our Consolidated Financial Statements.
ASU 2016-02 "Leases (Topic 842)"
The standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The recognition and presentation of expenses will depend on classification as a finance or operating lease.
		January 1, 2019	We are currently assessing the impact this standard will have on our Consolidated Financial Statements.
ASU 2016-05 "Derivatives and Hedging (Topic 815)"
This standard clarifies that a change in a counterparty (novation) to a derivative instrument that has been designated as the hedging instrument does not require dedesignation of that hedging relationship, provided that all other hedge accounting criteria continue to be met.
		January 1, 2017	We do not expect this update to have a material impact on our Consolidated Financial Statements.
ASU 2016-06 "Derivatives and Hedging (Topic 815)"	This standard clarifies what steps are required in the embedded derivative analysis of debt instruments, specifically in the area of contingent call or put options.	January 1, 2017	We do not expect this update to have a material impact on our Consolidated Financial Statements.
ASU 2016-09 "Compensation - Stock Compensation (Topic 718)"
This standard simplifies several aspects of the accounting for share-based payment transactions, but may increase volatility in income tax expense. All excess tax benefits and tax deficiencies will be recognized as income tax expense or benefit in the income statement. An entity will recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period, subject to normal valuation allowance considerations.
		January 1, 2017	We are currently assessing the impact this standard will have on our Consolidated Financial Statements and disclosures.
Recently adopted standards:
ASU 2015-07 "Fair Value Measurement (Topic 820)"	This standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.	January 1, 2016
This adoption of this standard did not have a material impact on our Consolidated Financial Statements. This standard permits us to separately present certain assets in the plan assets table of the Pension Plans Note to the Consolidated Financial Statements in future Form 10-K filings.

ASU 2015-16 "Business Combinations (Topic 805)"
This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.
		January 1, 2016	The adoption of this standard did not have a material impact on our Consolidated Financial Statements

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
Guarantor and Nonguarantor Financial Statements
The Senior Notes and the Senior Revolving Credit Facility are guaranteed, fully, unconditionally and jointly and severally, by each of Owens Corning’s current and future 100% owned material domestic subsidiaries that is a borrower or a guarantor under the Credit Agreement, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Revolving Credit Facility (collectively, the “Nonguarantor Subsidiaries”).

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$887	$458	$(114)	$1,231
COST OF SALES	1	730	342	(114)	959
Gross margin	(1)	157	116	—	272
OPERATING EXPENSES
Marketing and administrative expenses	33	72	29	—	134
Science and technology expenses	—	16	3	—	19
Other expenses, net	(2)	12	(7)	—	3
Total operating expenses	31	100	25	—	156
EARNINGS BEFORE INTEREST AND TAXES	(32)	57	91	—	116
Interest expense, net	22	—	1	—	23
EARNINGS BEFORE TAXES	(54)	57	90	—	93
Income tax expense	(19)	24	29	—	34
Equity in net earnings of subsidiaries	92	59	—	(151)	—
NET EARNINGS	57	92	61	(151)	59
Net earnings attributable to noncontrolling interests	—	—	2	—	2
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$57	$92	$59	$(151)	$57

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$841	$457	$(95)	$1,203
COST OF SALES	—	721	368	(95)	994
Gross margin	—	120	89	—	209
OPERATING EXPENSES
Marketing and administrative expenses	32	68	29	—	129
Science and technology expenses	—	14	3	—	17
Other expenses, net	(8)	6	7	—	5
Total operating expenses	24	88	39	—	151
EARNINGS BEFORE INTEREST AND TAXES	(24)	32	50	—	58
Interest expense, net	24	1	1	—	26
EARNINGS BEFORE TAXES	(48)	31	49	—	32
Income tax expense	(15)	9	19	—	13
Equity in net earnings of subsidiaries	51	29	—	(80)	—
NET EARNINGS	18	51	30	(80)	19
Net earnings attributable to noncontrolling interests	—	—	1	—	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$18	$51	$29	$(80)	$18

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$57	$92	$61	$(151)	$59
Currency translation adjustment (net of tax)	34	—	—	—	34
Pension and other postretirement adjustment (net of tax)	10	—	—	—	10
Deferred gain on hedging (net of tax)	1	—	—	—	1
COMPREHENSIVE EARNINGS (LOSS)	102	92	61	(151)	104
Comprehensive earnings attributable to noncontrolling interests	—	—	2	—	2
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$102	$92	$59	$(151)	$102

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2016
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$54	$—	$54
Receivables, less allowances	—	—	785	—	785
Due from affiliates	—	3,116	—	(3,116)	—
Inventories	—	414	294	—	708
Assets held for sale	—	—	13	—	13
Other current assets	10	23	17	—	50
Total current assets	10	3,553	1,163	(3,116)	1,610
Investment in subsidiaries	7,842	2,657	559	(11,058)	—
Due from affiliates	—	—	795	(795)	—
Property, plant and equipment, net	466	1,421	1,101	—	2,988
Goodwill	—	1,127	40	—	1,167
Intangible assets, net	—	965	159	(128)	996
Deferred income taxes	3	417	55	—	475
Other non-current assets	14	68	137	—	219
TOTAL ASSETS	$8,335	$10,208	$4,009	$(15,097)	$7,455
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$58	$534	$301	$—	$893
Due to affiliates	2,323	51	742	(3,116)	—
Short-term debt	—	2	1	—	3
Long-term debt – current portion	159	2	2	—	163
Total current liabilities	2,540	589	1,046	(3,116)	1,059
Long-term debt, net of current portion	1,673	14	98	—	1,785
Due to affiliates	—	795	—	(795)	—
Pension plan liability	283	—	101	—	384
Other employee benefits liability	—	226	11	—	237
Deferred income taxes	—	—	9	—	9
Other liabilities	52	183	46	(128)	153
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,956	6,302	1,712	(8,014)	3,956
Accumulated earnings	1,091	2,099	945	(3,044)	1,091
Accumulated other comprehensive deficit	(625)	—	—	—	(625)
Cost of common stock in treasury	(636)	—	—	—	(636)
Total Owens Corning stockholders’ equity	3,787	8,401	2,657	(11,058)	3,787
Noncontrolling interests	—	—	41	—	41
Total equity	3,787	8,401	2,698	(11,058)	3,828
TOTAL LIABILITIES AND EQUITY	$8,335	$10,208	$4,009	$(15,097)	$7,455

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$48	$48	$—	$96
Receivables, less allowances	—	—	709	—	709
Due from affiliates	—	3,148	—	(3,148)	—
Inventories	—	389	255	—	644
Assets held for sale	—	—	12	—	12
Other current assets	11	21	15	—	47
Total current assets	11	3,606	1,039	(3,148)	1,508
Investment in subsidiaries	7,704	2,503	559	(10,766)	—
Due from affiliates	—	—	739	(739)	—
Property, plant and equipment, net	463	1,404	1,089	—	2,956
Goodwill	—	1,127	40	—	1,167
Intangible assets, net	—	970	160	(131)	999
Deferred income taxes	—	430	62	—	492
Other non-current assets	25	64	133	—	222
TOTAL ASSETS	$8,203	$10,104	$3,821	$(14,784)	$7,344
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$56	$682	$174	$—	$912
Due to affiliates	2,244	—	904	(3,148)	—
Short-term debt	—	—	6	—	6
Long-term debt – current portion	160	2	1	—	163
Total current liabilities	2,460	684	1,085	(3,148)	1,081
Long-term debt, net of current portion	1,668	14	20	—	1,702
Due to affiliates	—	739	—	(739)	—
Pension plan liability	286	—	111	—	397
Other employee benefits liability	—	227	13	—	240
Deferred income taxes	—	—	8	—	8
Other liabilities	50	177	41	(131)	137
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock	—	—	—	—	—
Common stock	1	—	—	—	1
Additional paid in capital	3,965	6,260	1,618	(7,878)	3,965
Accumulated earnings	1,055	2,003	885	(2,888)	1,055
Accumulated other comprehensive deficit	(670)	—	—	—	(670)
Cost of common stock in treasury	(612)	—	—	—	(612)
Total Owens Corning stockholders’ equity	3,739	8,263	2,503	(10,766)	3,739
Noncontrolling interests	—	—	40	—	40
Total equity	3,739	8,263	2,543	(10,766)	3,779
TOTAL LIABILITIES AND EQUITY	$8,203	$10,104	$3,821	$(14,784)	$7,344

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(7)	$31	$39	$—	$63
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(1)	(68)	(29)	—	(98)
Net cash flow used for investing activities	(1)	(68)	(29)	—	(98)
NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	—	—	150	—	150
Payments on senior revolving credit and receivables securitization facilities	—	—	(71)	—	(71)
Net decrease in short-term debt	—	2	(5)	—	(3)
Cash dividends paid	(40)	—	—	—	(40)
Purchases of treasury stock	(43)	—	—	—	(43)
Other intercompany loans	92	(13)	(79)	—	—
Other	(1)	—	—	—	(1)
Net cash flow (used for) provided by financing activities	8	(11)	(5)	—	(8)
Effect of exchange rate changes on cash	—	—	1	—	1
Net (decrease) increase in cash and cash equivalents	—	(48)	6	—	(42)
Cash and cash equivalents at beginning of period	—	48	48	—	96
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$54	$—	$54

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$—	$(140)	$24	$—	$(116)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	—	(63)	(26)	—	(89)
Net cash flow used for investing activities	—	(63)	(26)	—	(89)
NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	398	—	131	—	529
Payments on senior revolving credit and receivables securitization facilities	(247)	—	—	—	(247)
Net decrease in short-term debt	—	(25)	8	—	(17)
Cash dividends paid	(39)	—	—	—	(39)
Purchase of treasury stock	(19)	—	—	—	(19)
Other intercompany loans	(100)	231	(131)	—	—
Other	7	—	—	—	7
Net cash flow (used for) provided by financing activities	—	206	8	—	214
Effect of exchange rate changes on cash	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	3	7	—	10
Cash and cash equivalents at beginning of period	—	1	66	—	67
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$4	$73	$—	$77

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
GENERAL
Owens Corning is a leading global producer of glass fiber reinforcements and other materials for composites and of residential and commercial building materials. The Company has three reportable segments: Composites, Insulation and Roofing. Through these lines of business, we manufacture and sell products worldwide. We maintain leading market positions in many of our major product categories.
EXECUTIVE OVERVIEW
The Company reported $116 million in earnings before interest and taxes (“EBIT”) for the first quarter of 2016 compared to $58 million in the same period of 2015. The Company generated $118 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the first quarter of 2016 compared to $60 million in the same period of 2015. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. EBIT performance compared to the same period of 2015 improved in all three segments, with a $53 million increase in our Roofing segment, a $6 million increase in our Insulation segment, and a $4 million increase in our Composites segment. Excluding restructuring actions and adjusting items, Corporate Adjusted EBIT costs increased by $5 million.
In our Roofing segment, EBIT in the first quarter of 2016 was $73 million compared to $20 million in the same period in 2015 driven primarily by higher sales volumes and cost deflation, primarily asphalt. In our Composites segment, EBIT in the first quarter of 2016 was $64 million compared to $60 million in the same period in 2015 driven primarily by higher selling prices. In our Insulation segment, EBIT in the first quarter of 2016 was $13 million compared to $7 million in the same period in 2015 driven primarily by increased sales volumes.
During the first quarter of 2016, the Company obtained a $300 million term loan commitment that will expire in August 2016 for any amounts not drawn down. The term loan is a partially amortizing loan that requires quarterly principal repayments, with a balloon repayment due in November 2020 for any outstanding borrowings. On April 20, 2016, the Company borrowed the entire $300 million available on the term loan commitment. These funds were used, in addition to borrowings on the Receivables Securitization Facility, to facilitate the acquisition of InterWrap discussed below.
In the three months ended March 31, 2016, the Company's operating activities provided $63 million in cash flow, compared to $116 million used for operating activities in the same period in 2015. This increase in cash provided by operating activities was primarily due to increased net earnings and changes in working capital driven by both lower receivables and inventories.

On January 21, 2016, the Company announced an agreement to acquire the European glass non-wovens and fabrics business of Ahlstrom (the "Ahlstrom Acquisition") for approximately $80 million (73 million Euro) in cash consideration. This downstream business will become part of the Company’s Composites segment. The transaction, which is subject to regulatory approvals and other closing conditions, is anticipated to close in the second quarter of 2016. However, it is possible that the completion of the planned transaction will not take place until the third quarter of 2016.

On April 21, 2016, the Company completed its acquisition of all outstanding shares of InterWrap, a leading manufacturer of roofing underlayment and packaging materials, for $450 million in cash. This acquisition will expand the Company’s position in roofing components and strengthen the Company’s capabilities to support the conversion from organic to synthetic underlayment and accelerate its growth in the roofing components market. Operating results of the acquisition will be included in the Company’s Roofing segment within the Consolidated Financial Statements beginning April 21, 2016. The Company is in the process of completing valuations of certain assets and the purchase price allocation will be completed with finalization of the valuations.
The Company repurchased 0.8 million shares of the Company's common stock for $36 million in the first quarter of 2016 under a previously announced repurchase program. As of March 31, 2016, 3.8 million shares remain available for repurchase under the repurchase program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended March 31,
	2016	2015
Net sales	$1,231	$1,203
Gross margin	$272	$209
% of net sales	22%	17%
Earnings before interest and taxes	$116	$58
Interest expense, net	$23	$26
Income tax expense	$34	$13
Net earnings attributable to Owens Corning	$57	$18
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
First quarter of 2016 net sales increased $28 million compared to the same period in 2015. The increase in net sales was mainly due to higher sales volumes, primarily in our Roofing and Composites segments. This increase was partially offset by the negative impact of translating sales denominated in foreign currencies into United States dollars, primarily in our Composites and Insulation segments.
GROSS MARGIN
In the first quarter of 2016, gross margin as a percentage of sales increased five percentage points. The quarter-over-quarter improvement of $63 million was driven by higher sales volumes, primarily in our Roofing segment, and the benefit of lower input costs, primarily asphalt costs, in our Roofing segment.
RESTRUCTURING, ACQUISITION AND INTEGRATION-RELATED COSTS
The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives. These costs are recorded in the Corporate, Other and Eliminations category. Please refer to Notes 7 and 9 of the Consolidated Financial Statements for further information on the nature of these costs.
The following table presents the impact and respective location of these items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended March 31,
	Location	2016	2015
Restructuring costs	Cost of sales	$—	$2
Acquisition-related costs for InterWrap and Ahlstrom transactions	Marketing and administrative expenses	2	—
Total restructuring, acquisition and integration-related costs		$2	$2

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EARNINGS BEFORE INTEREST AND TAXES
EBIT increased by $58 million for the first quarter of 2016 compared to the same period in 2015. First quarter EBIT in our Composites segment increased by $4 million. In our Insulation segment, first quarter EBIT increased by $6 million. In our Roofing segment, first quarter EBIT increased by $53 million. Corporate EBIT costs were $5 million higher quarter-over-quarter due to increased general corporate and other expenses.
INTEREST EXPENSE, NET
First quarter interest expense, net was $3 million lower compared to the same period in 2015 due to increased capitalized interest associated with our capital expenditures.

INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 2016 was $34 million. For the first quarter 2016, the Company’s effective tax rate was 37%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three months ended March 31, 2016 is primarily attributable to the tax accounting treatment of various locations which are currently in a loss position and other discrete tax adjustments.
Realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowance of certain foreign jurisdictions by a range of $0 million to $13 million.

Income tax expense for the three months ended March 31, 2015, was $13 million. For the first quarter 2015, the Company’s effective tax rate was 41%. The difference between the effective tax rate and the US statutory tax rate of 35% is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position and other discrete adjustments in the first quarter of 2015.

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

Adjusting items are shown in the table below (in millions):

	Three Months Ended March 31,
	2016	2015
Restructuring costs	$—	$(2)
Acquisition-related costs for InterWrap and Ahlstrom transactions	(2)	—
Total adjusting items	$(2)	$(2)

The reconciliation from net earnings attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended March 31,
	2016	2015
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$57	$18
Net earnings attributable to noncontrolling interests	2	1
NET EARNINGS	59	19
Income tax expense	34	13
EARNINGS BEFORE TAXES	93	32
Interest expense, net	23	26
EARNINGS BEFORE INTEREST AND TAXES	116	58
Less: adjusting items from above	(2)	(2)
ADJUSTED EBIT	$118	$60

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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended March 31,
	2016	2015
Net sales	$473	$474
% change from prior year	—%	—%
EBIT	$64	$60
EBIT as a % of net sales	14%	13%
Depreciation and amortization expense	$34	$32

NET SALES

In our Composites segment, net sales in the first quarter of 2016 were relatively flat compared to the same period in 2015. Year-over-year, net sales benefited from higher selling prices of $8 million and higher sales volumes of about 5%. These benefits were offset about equally by the $17 million negative impact of translating sales denominated in foreign currencies into United States dollars and unfavorable product mix.

EBIT

In our Composites segment, EBIT was $4 million higher in the first quarter of 2016 compared to the same period in 2015. Product mix was $12 million unfavorable due to the comparison against the prior year's first quarter specialty glass sales. This decrease was offset by higher selling prices and higher sales volumes. Input cost deflation of $6 million was offset by higher furnace rebuild and plant startup costs. The remaining improvement was primarily driven by one-time benefits related to our third-party supply agreements.

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. In 2016, we expect moderate global industrial production growth.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended March 31,
	2016	2015
Net sales	$385	$379
% change from prior year	2%	7%
EBIT	$13	$7
EBIT as a % of net sales	3%	2%
Depreciation and amortization expense	$25	$24
NET SALES
In our Insulation segment, net sales in the first quarter of 2016 increased $6 million compared to the same period in 2015. The increase was driven by higher sales volumes. The $7 million negative impact of translating sales denominated in foreign currencies into United States dollars was offset by favorable customer mix and slightly higher selling prices.
EBIT
In our Insulation segment, EBIT increased by $6 million in the first quarter 2016 compared to the same period in 2015. For the first quarter, the EBIT improvement was driven equally by increased sales volumes and input cost deflation. The negative impact of translating sales denominated in foreign currencies into United States dollars was offset by favorable customer mix and slightly higher selling prices.
OUTLOOK
During the first quarter of 2016, the average Seasonally Adjusted Annual Rate (“SAAR”) of United States housing starts was approximately 1.125 million, up from an annual average of approximately 0.975 million starts in the first quarter of 2015. While the information on United States housing starts has been positive over the past couple of years, the timing and pace of recovery of the United States housing market remains uncertain.
The Company expects its Insulation segment to continue to benefit from an overall strengthening of the U.S. housing market, improved pricing, and higher capacity utilization. However, a contractual dispute with a large residential customer could impact revenue growth and EBIT for the Insulation segment in 2016, starting in the second quarter. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended March 31,
	2016	2015
Net sales	$429	$393
% change from prior year	9%	-21%
EBIT	$73	$20
EBIT as a % of net sales	17%	5%
Depreciation and amortization expense	$10	$9

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES
In our Roofing segment, net sales in the first quarter of 2016 were $36 million higher compared to the same period in 2015. The increase was driven by higher sales volumes of about 16%, partially offset by lower selling prices of $7 million. Third-party asphalt sales were lower by $20 million in the first quarter of 2016.
EBIT
In our Roofing segment, EBIT in the first quarter of 2016 increased $53 million compared to the same period in 2015. Lower asphalt costs contributed $34 million of the quarter-over-quarter improvement. The remaining increase was driven by higher sales volumes partially offset by slightly lower selling prices.
OUTLOOK
In our Roofing segment, we expect the factors that have driven strong margins in recent years will continue to deliver profitability. The overall market size will impact our financial outlook for this year. Other uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.
Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended March 31,
	2016	2015
Restructuring costs	$—	$(2)
Acquisition-related costs for InterWrap and Ahlstrom transactions	(2)	—
General corporate expense and other	(32)	(27)
EBIT	$(34)	$(29)
Depreciation and amortization	$7	$10

EBIT
In Corporate, Other and Eliminations, EBIT losses for the first quarter 2016 were $5 million higher compared to the same period in 2015. Adjusting items are shown in the table above and further explained in the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A. Excluding adjusting items, general corporate expense and other in the first quarter of 2016 was $5 million higher compared to the same period in 2015, primarily due to higher general corporate expenses.
Depreciation and amortization in the first quarter of 2016 was $3 million lower compared to the same period in 2015, primarily due to accelerated depreciation recorded in 2015 related to our cost reduction actions.
OUTLOOK
In 2016, we expect general corporate expenses to be approximately $120 million to $130 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary external sources of liquidity are its senior revolving credit facility, its term loan commitment and its receivables securitization facility.
The Company has an $800 million senior revolving credit facility which matures in November 2020 and permits uncommitted incremental term loans under the facility of up to $600 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company has a $300 million term loan commitment that will expire in August 2016 for any amounts not drawn down. The term loan is a partially amortizing loan that requires quarterly principal repayments, with a balloon repayment due in November 2020 for any outstanding borrowings. On April 20, 2016, the Company borrowed the entire $300 million available on the term loan commitment. These funds were used, in addition to borrowings on the Receivables Securitization Facility, to facilitate the acquisition of InterWrap. Please see Note 7 of the Notes to Consolidated Financial Statements for more information on this acquisition.
The Company has a $250 million receivables securitization facility which matures in January 2018.
As of March 31, 2016, the Company utilized its receivables securitization facility for $79 million of borrowings and $2 million of outstanding letters of credit, and had $151 million available on this facility due to collateral capacity limits. As of March 31, 2016, the Company had no borrowings on its senior revolving credit facility, $9 million of outstanding letters of credit, and $791 million available on this facility. As of March 31, 2016, the Company had not yet drawn on its term loan commitment, and had $300 million available on this facility.
The Company has $158 million of its 2016 senior notes maturing in the fourth quarter of 2016. The Company expects to repay the 2016 senior notes either by borrowing under its Senior Revolving Credit Facility or refinancing through the capital markets. After this maturity, the Company has no significant debt maturities before 2018. As of March 31, 2016, the Company had $2.0 billion of total debt and cash-on-hand of $54 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income tax and foreign withholding taxes upon repatriation to the U.S. As of March 31, 2016, and December 31, 2015, the Company had $50 million and $43 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S.
As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to page 12 of the Risk Factors disclosed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2015 for details on the factors that could inhibit our subsidiaries' abilities to pay dividends or make other distributions to the parent company.
We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our senior revolving credit facility and term loan, will provide ample liquidity to enable us to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations, payments of quarterly dividends as authorized by our Board of Directors, acquisitions and reducing outstanding amounts under the senior revolving credit facility and receivables securitization facility.
We have outstanding share repurchase authorizations and will evaluate and consider repurchasing shares of our common stock, as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity or generate proceeds.
The credit agreements applicable to our senior revolving credit facility, the term loan and the receivables securitization facility contain various covenants that we believe are usual and customary. The senior revolving credit facility, term loan and the securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of March 31, 2016.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flows
The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended March 31,
	2016	2015
Cash balance	$54	$77
Net cash flow provided by (used for) operating activities	$63	$(116)
Net cash flow used for investing activities	$(98)	$(89)
Net cash flow (used for) provided by financing activities	$(8)	$214
Availability on the senior revolving credit facility	$791	$640
Availability on the receivables securitization facility	$151	$—
Availability on the term loan commitment	$300	$—
Operating activities: For the three months ended March 31, 2016, the Company's operating activities provided $63 million of cash compared to $116 million used for operating activities in the same period in 2015. The change was primarily due to smaller working capital balances, mainly lower receivables and lower inventories, and increased net earnings, as compared to the same period of 2015.
Investing activities: Net cash flow used for investing activities increased $9 million for the three months ended March 31, 2016 compared to the same period of 2015, driven by increased cash paid for property, plant and equipment.
Financing activities: Net cash used for financing activities was $8 million for the three months ended March 31, 2016, compared to $214 million of net cash provided by financing activities in the same period in 2015. The change of $222 million was due primarily to lower net borrowings on our senior revolving credit facility and receivables securitization facility.
2016 Investments
The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2016 are expected to be approximately $385 million, which is roughly $65 million greater than expected depreciation and amortization. Capital spending in excess of depreciation and amortization is primarily due to the construction of our mineral fiber insulation plant in Joplin, Missouri. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.
Tax Net Operating Losses
There have been no material changes to the disclosure in the Company’s Form 10-K for the year ended December 31, 2015.
Pension Contributions
Please refer to Note 11 of the Consolidated Financial Statements. The Company expects to contribute $63 million in cash to its global pension plans during 2016. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.
Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Note 15 of the Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the three months ended March 31, 2016, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended March 31, 2016, our RIR was 0.54 as compared to 0.64 in the same period a year ago.
ACCOUNTING PRONOUNCEMENTS

Please refer to Note 18 of the Consolidated Financial Statements.
ENVIRONMENTAL MATTERS
Please refer to Note 12 of the Consolidated Financial Statements.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “likely,” “may,” “plan,” “project,” “strategy,” "will" and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors and actual results may differ materially from those results projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	relationships with key customers;

•	levels of residential and commercial construction activity;

•	competitive and pricing factors;

•	levels of global industrial production;

•	demand for our products;

•	industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;

•	foreign exchange and commodity price fluctuations;

•	our level of indebtedness;

•	weather conditions;

•	availability and cost of credit;

•	availability and cost of energy and raw materials;

•	issues involving implementation and protection of information technology systems;

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	domestic and international economic and political conditions, including new legislation or other governmental actions;

•	our ability to utilize our net operating loss carryforwards;

•	research and development activities and intellectual property protection;

•	interest rate movements;

•	labor disputes and litigation;

•	uninsured losses;

•	issues related to acquisitions, divestitures and joint ventures;

•	achievement of expected synergies, cost reductions and/or productivity improvements; and

•	defined benefit plan funding obligations.
All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in Item 1A - Risk factors in Part I of our Form 10-K for the year ended December 31, 2015. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the three months ended March 31, 2016. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2015 for a discussion of our exposure to market risk.

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

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2016	407,819		$43.88	406,839	4,199,165
February 1-29, 2016	201,812		43.95	50,000	4,149,165
March 1-31, 2016	360,981		45.74	360,000	3,789,165
Total	970,612	*	$44.59	816,839	3,789,165

*	The Company retained 153,773 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

On April 21, 2016, the stockholders of the Company approved the Owens Corning Corporate Incentive Plan Terms Applicable to Certain Executive Officers (As Amended and Restated January 1, 2016) (the “Corporate Incentive Plan”). The Corporate Incentive Plan provides annual cash incentive awards to certain of the Company’s executive officers based on established performance goals and certification of achieving the established performance goals, as determined by the Compensation Committee of the Board of Directors. The Corporate Incentive Plan replaces the 2011 Corporate Incentive Plan. The Corporate Incentive Plan may be terminated by the Compensation Committee of the Board of Directors. The foregoing description is qualified in its entirety by reference to the 2016 Stock Plan, a copy of which is attached hereto as Exhibit 10.38 and is incorporated herein by reference.

On April 21, 2016, the stockholders of the Company approved the Owens Corning 2016 Stock Plan (the “2016 Stock Plan”). The 2016 Stock Plan provides for participation by employees, management and non-employee directors of the Company and authorizes grants of stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock units, bonus stock awards, performance share awards, performance share units and dividend equivalents, as determined by the Compensation Committee of the Board of Directors. The 2016 Stock Plan replaces the Owens Corning 2013 Stock Plan. The number of shares of common stock which may be granted under the 2016 Stock Plan is 2,500,000 shares plus the number of shares that were available but not granted, or which were granted but not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award, under the 2013 Stock Plan, subject to adjustment as provided in the 2016 Stock Plan. The 2016 Stock Plan has a term of ten years, but may be terminated prior to the expiration of the term by the Board of Directors. The foregoing description is qualified in its entirety by reference to the 2016 Stock Plan, a copy of which is attached hereto as Exhibit 10.39 and is incorporated herein by reference.
Submission of Matters to a Vote of Security Holders.
At the 2016 Annual Meeting of Stockholders of the Company held on April 21, 2016, Company stockholders cast their votes as described below on eight proposals described in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on March 17, 2016.
Proposal 1
The following directors were elected to serve until the 2017 Annual Meeting of Stockholders and until their successors are elected and qualified pursuant to the following vote:

Name	For	Withheld	Broker Non-Votes
J. Brian Ferguson	93,370,180	157,748	6,272,702
Ralph F. Hake	88,912,700	4,615,228	6,272,702
F. Philip Handy	91,500,472	2,027,456	6,272,702
James J. McMonagle	93,306,568	221,360	6,272,702
W. Howard Morris	91,577,430	1,950,498	6,272,702
Suzanne P. Nimocks	93,219,937	307,991	6,272,702
Michael H. Thaman	91,880,245	1,647,683	6,272,702
Proposal 2
Company stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2016 pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
99,172,685	573,356	54,589	—
Proposal 3
Company stockholders approved, on an advisory basis, the 2015 compensation paid to the Company’s named executive officers pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
90,529,144	2,896,630	102,154	6,272,702

Proposal 4
Company stockholders approved the Owens Corning 2016 Stock Plan pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
88,717,164	4,604,246	206,518	6,272,702
Proposal 5
Company stockholders approved the Company's Corporate Incentive Plan Terms Applicable to Certain Executive Officers (As Amended and Restated January 1, 2016) pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
92,243,045	1,185,272	99,611	6,272,702
Proposal 6
Company stockholders approved the amendment to the Company's Amended and Restated Certificate of Incorporation to eliminate Asbestos Personal Injury Trust and bankruptcy related language pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
99,646,886	76,153	77,591	—
Proposal 7
Company stockholders approved the amendment to the Company's Amended and Restated Bylaws principally to eliminate Asbestos Personal Injury Trust and bankruptcy related language pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
99,640,255	80,841	79,534	—
Proposal 8
Company stockholders approved the amendment to the Company's Amended and Restated Bylaws to implement majority voting in uncontested director elections pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
93,402,443	65,700	59,785	6,272,702

ITEM 6.    EXHIBITS
See Exhibit Index below, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	April 27, 2016	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer

Date:	April 27, 2016	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (filed herewith).

3.2	Amended and Restated Bylaws (filed herewith).

10.37	First amendment to Credit Agreement, dated as of March 22, 2016 (incorporated by reference to Exhibit 10.1 of Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed April 22, 2016).

10.38	Corporate Incentive Plan Terms Applicable to Certain Executive Officers (As Amended and Restated as of January 1, 2016) (filed herewith).*

10.39	Owens Corning 2016 Stock Plan (filed herewith).*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase