Form 10-Q
period 2016-06-30
Owens Corning
filed 2016-07-27
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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
Yes ☐             No ☑
As of July 18, 2016, 114,750,338 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET SALES	$1,545	$1,403	$2,776	$2,606
COST OF SALES	1,129	1,095	2,088	2,089
Gross margin	416	308	688	517
OPERATING EXPENSES
Marketing and administrative expenses	151	130	285	259
Science and technology expenses	21	18	40	35
Other expenses, net	4	4	7	9
Total operating expenses	176	152	332	303
EARNINGS BEFORE INTEREST AND TAXES	240	156	356	214
Interest expense, net	29	26	52	52
Gain on extinguishment of debt	—	(5)	—	(5)
EARNINGS BEFORE TAXES	211	135	304	167
Income tax expense	73	44	107	57
Equity in net earnings of affiliates	1	1	1	1
NET EARNINGS	139	92	198	111
Net earnings attributable to noncontrolling interests	1	1	3	2
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$138	$91	$195	$109
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$1.20	$0.77	$1.69	$0.93
Diluted	$1.19	$0.77	$1.67	$0.92
Dividend	$0.18	$0.17	$0.36	$0.34
WEIGHTED AVERAGE COMMON SHARES
Basic	115.1	117.5	115.3	117.6
Diluted	116.4	118.3	116.5	118.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET EARNINGS	$139	$92	$198	$111
Currency translation adjustment (net of tax of $(4) and $3 for the three months ended June 30, 2016 and 2015, respectively, and $1 and $(2) for the six months ended June 30, 2016 and 2015, respectively)	(13)	7	21	(43)
Pension and other postretirement adjustment (net of tax of $1 and $(1) for the three months ended June 30, 2016 and 2015, respectively, and $3 and $(3) for the six months ended June 30, 2016 and 2015, respectively)	—	(2)	10	6
Deferred gain on hedging (net of tax of $(2) and $(1) for the three months ended June 30, 2016 and 2015, respectively, and $(2) and $(2) for the six months ended June 30, 2016 and 2015, respectively)	3	2	4	3
COMPREHENSIVE EARNINGS	129	99	233	77
Comprehensive earnings attributable to noncontrolling interests	1	1	3	2
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$128	$98	$230	$75

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	June 30, 2016	December 31, 2015
CURRENT ASSETS
Cash and cash equivalents	$67	$96
Receivables, less allowances of $10 at June 30, 2016 and $8 at December 31, 2015	879	709
Inventories	753	644
Assets held for sale	13	12
Other current assets	63	47
Total current assets	1,775	1,508
Property, plant and equipment, net	3,059	2,956
Goodwill	1,344	1,167
Intangible assets, net	1,152	999
Deferred income taxes	411	492
Other non-current assets	236	222
TOTAL ASSETS	$7,977	$7,344

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$979	$912
Short-term debt	—	6
Long-term debt – current portion	177	163
Total current liabilities	1,156	1,081
Long-term debt, net of current portion	2,099	1,702
Pension plan liability	375	397
Other employee benefits liability	238	240
Deferred income taxes	32	8
Other liabilities	172	137
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,965	3,965
Accumulated earnings	1,208	1,055
Accumulated other comprehensive deficit	(635)	(670)
Cost of common stock in treasury (c)	(675)	(612)
Total Owens Corning stockholders’ equity	3,864	3,739
Noncontrolling interests	41	40
Total equity	3,905	3,779
TOTAL LIABILITIES AND EQUITY	$7,977	$7,344

(a)	10 shares authorized; none issued or outstanding at June 30, 2016 and December 31, 2015

(b)	400 shares authorized; 135.5 issued and 114.9 outstanding at June 30, 2016; 135.5 issued and 115.9 outstanding at December 31, 2015

(c)	20.4 shares at June 30, 2016, and 19.6 shares at December 31, 2015
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2016	2015
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$198	$111
Adjustments to reconcile net earnings to cash provided by (used for) operating activities:
Depreciation and amortization	158	151
Gain on sale of fixed assets	—	(1)
Deferred income taxes	83	37
Provision for pension and other employee benefits liabilities	3	7
Stock-based compensation expense	17	14
Other non-cash	(5)	(11)
Gain on extinguishment of debt	—	(5)
Changes in operating assets and liabilities	(117)	(175)
Pension fund contribution	(9)	(25)
Payments for other employee benefits liabilities	(9)	(10)
Other	7	13
Net cash flow provided by operating activities	326	106
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(187)	(177)
Proceeds from the sale of assets or affiliates	—	2
Investment in subsidiaries and affiliates, net of cash acquired	(450)	—
Purchases of alloy	—	(7)
Proceeds from sale of alloy	—	7
Other	2	—
Net cash flow used for investing activities	(635)	(175)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	434	819
Proceeds from term loan borrowing	300	—
Payments on senior revolving credit and receivables securitization facilities	(326)	(634)
Payments on long-term debt	—	(8)
Net decrease in short-term debt	(6)	(19)
Cash dividends paid	(40)	(39)
Purchases of treasury stock	(87)	(47)
Other	4	11
Net cash flow provided by financing activities	279	83
Effect of exchange rate changes on cash	1	(1)
Net (decrease) increase in cash and cash equivalents	(29)	13
Cash and cash equivalents at beginning of period	96	67
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67	$80

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

During the first quarter of 2016, the Company discovered an error in which certain Value Added Tax ("VAT") balances were inappropriately reported gross versus net in the Consolidated and Condensed Consolidating (Non-Guarantor Subsidiaries) Balance Sheets. We revised the December 31, 2015 balance sheet in these financial statements to correctly report the related VAT balances as a net liability. As of December 31, 2015, this resulted in a decrease to the previously reported Other current assets of $30 million, Other non-current assets of $6 million and Accounts payable and accrued liabilities of $36 million. As of December 31, 2014, this resulted in a decrease to the previously reported Other current assets of $34 million, Other non-current assets of $7 million and Accounts payable and accrued liabilities of $41 million. These revisions were deemed immaterial to the current and prior periods and had no impact on the Consolidated and Condensed Consolidating Statements of Earnings or the Consolidated and Condensed Consolidating Statements of Cash Flows.

During the fourth quarter of 2015, the Company revised the Consolidated and Condensed Consolidating Statements of Cash Flows to correct an error for the presentation of non-cash capital expenditures which impacted the operating activities section and investing activities section. Please refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2015 for additional information about this revision. The classification error impacted the unaudited Consolidated and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2015. For the six months ended June 30, 2015, the impact of this revision increased cash used for Cash paid for property, plant and equipment and decreased cash used for Changes in working capital by $26 million. The effects of this revision did not impact the ending cash balance for any period and were not material to any previously issued financial statements.

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
Roofing – Within our Roofing business, the Company manufactures and sells residential roofing shingles and oxidized asphalt materials, roofing accessories used in residential and commercial construction and specialty applications, and synthetic packaging materials.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.	SEGMENT INFORMATION (continued)

 NET SALES
During the fourth quarter of 2015, the Company discovered an error between Net sales and Cost of sales due to incorrect eliminations in its Composites segment. Please refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2015 for additional information about this revision. For the three and six months ended June 30, 2015, the previously reported Net sales and Cost of sales were overstated by $11 million and $15 million, respectively. The effect of correcting these errors was not material to any previously issued financial statements and have been revised in the table below.
The following table summarizes our net sales by segment and geographic region (in millions). Corporate eliminations (shown below) largely reflect intercompany sales from Composites to Roofing. External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reportable Segments
Composites	$517	497	$990	$971
Insulation	414	451	799	830
Roofing	679	503	1,108	896
Total reportable segments	1,610	1,451	2,897	2,697
Corporate eliminations	(65)	(48)	(121)	(91)
NET SALES	$1,545	$1,403	$2,776	$2,606

External Customer Sales by Geographic Region
United States	$1,097	$974	$1,942	$1,790
Europe	152	136	286	265
Asia Pacific	174	174	319	314
Other	122	119	229	237
NET SALES	$1,545	$1,403	$2,776	$2,606

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.	SEGMENT INFORMATION (continued)

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reportable Segments
Composites	$74	67	$138	$127
Insulation	32	25	45	32
Roofing	169	90	242	110
Total reportable segments	275	182	425	269
Restructuring costs	(2)	—	(2)	(2)
Acquisition-related costs for InterWrap and Ahlstrom transactions	(3)	—	(5)	—
Recognition of InterWrap inventory fair value step-up	(8)	—	(8)
General corporate expense and other	(22)	(26)	(54)	(53)
EBIT	$240	$156	$356	$214

3.	INVENTORIES
Inventories consist of the following (in millions):

	June 30, 2016	December 31, 2015
Finished goods	$525	$436
Materials and supplies	228	208
Total inventories	$753	$644

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2016, and December 31, 2015, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	June 30, 2016	December 31, 2015
Derivative assets designated as hedging instruments:
Net investment hedges
Cross currency swaps	Other current assets	$4	$4
Cross currency swaps	Other non-current assets	$2	$6
Amount of gain recognized in OCI (effective portion)	OCI	$11	$14
Fair value hedges
Interest rate swaps	Other non-current assets	$—	$4
Cash flow hedges:
Natural gas forward swaps	Other current assets	$3	$—
Amount of gain recognized in OCI (effective portion)	OCI	$2	$—
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps	Accounts payable and accrued liabilities	$—	$5
Amount of loss recognized in OCI related to natural gas forward swaps (effective portion)	OCI	$—	$5
Amount of loss recognized in OCI related to foreign exchange contracts (effective portion)	OCI	$—	$1
Treasury interest rate lock	Accounts payable and accrued liabilities	$2	$—
Amount of loss recognized in OCI related to treasury interest rate lock	OCI	$2	$—
Derivative assets not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1	$—
Derivative liabilities not designated as hedging instruments:
Natural gas forward swaps	Accounts payable and accrued liabilities	$—	$1
Foreign exchange contracts	Accounts payable and accrued liabilities	$3	$—
The following table presents the notional amount of derivatives and hedging instruments on the Consolidated Balance Sheet (in millions):

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

		Notional Amount
	Unit of Measure	June 30, 2016
Net investment hedges
Cross currency swaps	U.S. Dollars	$250
Cash flow hedges:
Natural gas forward swaps U.S. indices	MMBtu	7
Natural gas forward swaps European indices	MMBtu (equivalent)	1
Treasury interest rate lock	U.S. Dollars	$200
The Company had notional amounts for derivative hedging instruments related to non-designated foreign currency exposure in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, Indian Rupee, and South Korean Won for $80 million. In addition, the Company had notional amounts for derivative hedging instruments related to non-designated foreign currency exposure in European Euro primarily related to Russian Rubles and U.S. Dollars for $14 million.

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2016	2015	2016	2015
Derivative activity designated as hedging instruments:
Natural gas and electricity:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$3	$3	$6	$6
Foreign Currency
Amount of loss reclassified from OCI into earnings (effective portion)	Other expenses, net	$—	$—	$1	$—
Interest rate swaps:
Amount of loss recognized in earnings	Interest expense, net	$—	$—	$1	$—
Derivative activity not designated as hedging instruments:
Natural gas and electricity:
Amount of (gain) recognized in earnings	Other expenses, net	$—	$—	$(1)	$(1)
Foreign currency exchange contract:
Amount of (gain)/loss recognized in earnings (a)	Other expenses, net	$3	$(1)	$6	$—

(a)	Losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign denominated balance sheet exposures, which were also recorded in Other expenses, net.

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

In June 2016, the Company entered into a $200 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with the anticipated issuance of 10-year fixed rate senior notes in 2016. The Company intends to cash settle these agreements upon issuance of the senior notes thereby effectively locking in the U.S. Treasury fixed interest rate in effect at the time the agreement was initiated. The locked fixed rate of this agreement is 1.633%. The Company has designated this outstanding forward U.S. Treasury rate lock agreement, which expires on September 15, 2016, as a cash flow hedge. As of June 30, 2016, the $2 million loss on this agreement is deferred in other comprehensive income and will be amortized over the life of the senior notes as a component of interest expense. Hedge ineffectiveness of this agreement was less than $1 million in the second quarter of 2016. In July 2016, the Company entered into a similar forward U.S. Treasury rate lock agreement for $100 million at a locked fixed rate of 1.490%, which expires on September 15, 2016.
As of June 30, 2016, $2 million of gains included in accumulated OCI on the Consolidated Balance Sheets relate to natural gas contracts that are expected to impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.
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

5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

June 30, 2016	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	21	$253	$(88)	$165
Technology	19	216	(97)	119
Franchise and other agreements	9	45	(22)	23
Indefinite-lived intangible assets:
Trademarks		845	—	845
Total intangible assets		$1,359	$(207)	$1,152
Goodwill		$1,344

December 31, 2015	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	18	$172	$(82)	$90
Technology	21	193	(93)	100
Franchise and other agreements	10	43	(20)	23
Indefinite-lived intangible assets:
Trademarks		786	—	786
Total intangible assets		$1,194	$(195)	$999
Goodwill		$1,167

Other Intangible Assets
The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $27 million in each of the next five fiscal years. The changes in the gross carrying amount of intangible assets by asset group are as follows (in millions):

	Customer relationships	Technology	Franchise and other agreements	Trademarks	Total
Balance at December 31, 2015	$172	$193	$43	$786	$1,194
Acquisitions (see Note 7)	81	23	—	59	163
Additional Franchises and Agreements	—	—	2	—	2
Balance at June 30, 2016	$253	$216	$45	$845	$1,359

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Goodwill
During the second quarter of 2016, goodwill increased by $178 million as a result of the acquisition of InterWrap Holding, Inc. ("InterWrap"); see Note 7 for more details of this acquisition. The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first six months of 2016. The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2015	$56	$888	$223	$1,167
Acquisitions (see Note 7)	—	—	178	178
Foreign currency translation	(1)	—	—	(1)
Balance at June 30, 2016	$55	$888	$401	$1,344

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	June 30, 2016	December 31, 2015
Land	$192	$186
Buildings and leasehold improvements	863	788
Machinery and equipment	3,731	3,478
Construction in progress	249	359
	5,035	4,811
Accumulated depreciation	(1,976)	(1,855)
Property, plant and equipment, net	$3,059	$2,956
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 14% and 15% of total machinery and equipment as of June 30, 2016, and December 31, 2015, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.     ACQUISITIONS
On April 21, 2016, the Company acquired all outstanding shares of InterWrap, a leading manufacturer of roofing underlayment and packaging materials, for approximately $450 million, net of cash acquired. This acquisition expands the Company’s position in roofing components, strengthens the Company’s capabilities to support the conversion from organic to synthetic underlayment and accelerates its growth in the roofing components market. Interwrap's operating results and a preliminary purchase price allocation have been included in the Roofing segment of the Company's Consolidated Financial Statements since the date of the acquisition. The purchase price allocation is preliminary until the Company obtains final information regarding fair values. The Company's acquisition of InterWrap resulted in intangible assets valued at $163 million. This consists of indefinite-lived trademarks of $59 million, customer relationships of $81 million with an estimated weighted average life of 25 years, and technology, including patented technology, of $23 million with an estimated weighted average useful life of 14 years. Goodwill has been initially valued at approximately $178 million with $20 million expected to be tax-deductible. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the InterWrap acquisition and will support continued market growth through conversion from organic to synthetic underlayment, as well as provide growth opportunities in lumber and metal packaging. Please refer to Note 5 for further information on these intangible assets. The pro forma effect of this acquisition on earnings was not material.  During the second quarter of 2016, the Company recognized $56 million in Net Sales and an $8 million charge related to inventory fair value step-up in Cost of sales on the Consolidated Statements of Earnings.
On July 26, 2016, the Company and Ahlstrom agreed to terminate the previously announced acquisition agreement of the non-wovens and fabrics business of Ahlstrom due to challenges associated with obtaining regulatory clearance in Germany. In connection with the termination of the purchase agreement, the Company will pay Ahlstrom a termination fee of approximately $3 million. The expense will be included within Other expenses, net in the Consolidated Statements of Earnings in the third quarter of 2016.

8. WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Six Months Ended June 30, 2016
Beginning balance	$43
Amounts accrued for current year	11
Settlements of warranty claims	(6)
Ending balance	$48

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.     RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

Acquisition-Related Costs
During the first six months of 2016, the Company incurred $5 million of transaction and integration costs related to its announced acquisitions. Please refer to Note 7 of the Consolidated Financial Statements for further information on these acquisitions. These costs are recorded in the Corporate, Other and Eliminations category. The following table presents the impact and respective location of acquisition-related costs for the first six months of 2016 on the Consolidated Statements of Earnings (in millions):

Location	Ahlstrom Acquisition	InterWrap Acquisition	Total
Cost of sales	$—	$1	$1
Marketing and administrative expenses	1	3	4
Total acquisition-related costs	$1	$4	$5

2014 Cost Reduction Actions
During 2014, the Company took actions to reduce costs throughout its global Composites network, mainly through the decision to close a facility in Japan and optimize a facility in Canada, in addition to other cost reduction actions. The Company also took actions in 2014 to streamline its management structure and reduce costs, resulting in the elimination of the Building Materials Group organizational structure. In the first six months of 2016, the Company incurred $2 million of charges for this restructuring, comprised of facility optimization costs and a pension-related charge.

The following table summarizes the status of the unpaid liabilities from the Company's restructuring activity (in millions):

2014 Cost Reduction Actions
Balance at December 31, 2015	$7
Restructuring costs	2
Payments	(2)
Non-cash items and reclassifications to other accounts	(2)
Balance at June 30, 2016	$5

The Company expects the unpaid balance of these restructuring costs to be paid over the next year. As of June 30, 2016, the remaining liability balance is comprised of $4 million of severance and $1 million of contract termination. The cumulative charge incurred for these restructuring actions is $40 million, inclusive of all charges related to cost reduction actions and related items.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	June 30, 2016	December 31, 2015
6.50% senior notes, net of discount and financing fees, due 2016	$158	$158
9.00% senior notes, net of discount and financing fees, due 2019	143	143
4.20% senior notes, net of discount and financing fees, due 2022	596	596
4.20% senior notes, net of discount and financing fees, due 2024	391	390
7.00% senior notes, net of discount and financing fees, due 2036	536	536
Term loan borrowing, due 2020	300	—
Accounts receivable securitization facility, maturing in 2018	108	—
Various capital leases, due through and beyond 2050	35	36
Fair value adjustment to debt	9	6
Total long-term debt	2,276	1,865
Less – current portion	177	163
Long-term debt, net of current portion	$2,099	$1,702
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
The Company issued $600 million of 2022 senior notes on October 17, 2012. Interest on the notes is payable semiannually in arrears on June 15 and December 15 each year, beginning on June 15, 2013. The proceeds of these notes were used to refinance $250 million of our 2016 senior notes and $100 million of our 2019 senior notes and pay down our Senior Revolving Credit Facility.
The Company issued $350 million of 2019 senior notes on June 3, 2009. On October 31, 2006, the Company issued $650 million of 2016 senior notes and $540 million of 2036 senior notes. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.
As of June 30, 2016 and December 31, 2015, the $158 million in outstanding principal related to our 2016 senior notes was recorded in Long-term debt - current portion on the Consolidated Balance Sheets, along with $1 million and $2 million, respectively, net in associated unamortized financing fees, discount, and interest rate swap basis adjustment.
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2016.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	DEBT (continued)

In the fourth quarter of 2011, the Company terminated the interest rate swaps designated to hedge a portion of the 6.50% senior notes due 2016. The swaps were carried at fair value and recorded as other assets or liabilities, with a fair value adjustment to long-term debt on the Consolidated Balance Sheets. The fair value adjustment to debt will be amortized through 2016 as a reduction to interest expense in conjunction with the maturity date of the 2016 senior notes.

In the first quarter of 2016, the Company terminated the existing interest rate swaps designated to hedge a portion of the 4.20% senior notes due 2022 and received net settlement proceeds totaling $8 million. The swaps were carried at fair value and recorded as other assets or liabilities, with a fair value adjustment to long-term debt on the Consolidated Balance Sheets. The proceeds are classified as cash provided by operating activities in the Consolidated Statements of Cash Flows. The $8 million fair value adjustment to debt will be amortized through 2022 as a reduction to interest expense in conjunction with the maturity date of the 2022 senior notes.
Senior Revolving Credit Facility
The Company amended its $800 million multi-currency senior revolving credit facility (the "Senior Revolving Credit Facility") in November 2015 to extend the maturity to November 2020 and increase the uncommitted incremental loans permitted under the facility from $200 million to $600 million. The Company amended the Senior Revolving Credit Facility in March 2016 to obtain commitments for $300 million of the $600 million of permitted incremental term loans; and in May 2016 to remove certain subsidiaries from the list of named guarantors. The May amendment had no impact on the composition of the Company's consolidated group, and did not impact liquidity terms. The Senior Revolving Credit Facility includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate or LIBOR plus a spread.
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of June 30, 2016.
As of June 30, 2016, the Company had no borrowings on its Senior Revolving Credit Facility, $9 million of outstanding letters of credit, and $791 million available on this facility.
Term Loan
During the first quarter of 2016, the Company obtained a term loan commitment for $300 million (the "Term Loan"), as allowed under its existing Senior Revolving Credit Facility. The Term Loan is a partially amortizing loan that requires quarterly principal repayments, with a balloon repayment due in November 2020 for any outstanding borrowings. The Term Loan contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of June 30, 2016.
On April 20, 2016, the Company borrowed the $300 million available on the Term Loan at LIBOR plus a spread. These borrowings were used, in addition to borrowings on the Receivables Securitization Facility, to fund the acquisition of InterWrap. Please see Note 7 of the Notes to Consolidated Financial Statements for more information on this acquisition. As of June 30, 2016, the Company had fully utilized the Term Loan for $300 million in borrowings.
Receivables Securitization Facility
Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivables Purchase Agreement (the “RPA”) that are accounted for as secured borrowings in accordance with Accounting Standards Codification ("ASC") 860, Accounting for Transfers and Servicing. Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility (the "Receivables Securitization Facility") matures in January 2018. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates, plus a fixed spread.
As of June 30, 2016, the Company utilized the Receivables Securitization Facility for $108 million in borrowings and $2 million of outstanding letters of credit, and had $140 million available on this facility.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	DEBT (continued)

The Receivable Securitization Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of June 30, 2016.
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
Short-Term Debt
At June 30, 2016, the company had no short-term borrowings, as compared to $6 million at December 31, 2015. The short-term borrowings consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was 4.5% for December 31, 2015.

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
During the second quarter of 2016, the Company recorded a $6 million pension curtailment gain related to 2015. This benefit was recorded in Cost of sales on the Consolidated Statement of Earnings and reduced General corporate expense and other in our Corporate, Other and Eliminations category. The effect of this error was not material to the current or any previously issued financial statements.
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$1	$2	$2	$1	$3
Interest cost	11	5	16	11	5	16
Expected return on plan assets	(15)	(6)	(21)	(14)	(7)	(21)
Amortization of actuarial loss	4	1	5	3	1	4
Curtailment gain	—	(6)	(6)	—	(1)	(1)
Contractual termination benefit	—	2	2	—	—	—
Net periodic pension cost	$1	$(3)	$(2)	$2	$(1)	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$3	$2	$5	$4	$2	$6
Interest cost	22	9	31	22	10	32
Expected return on plan assets	(29)	(12)	(41)	(29)	(13)	(42)
Amortization of actuarial loss	7	2	9	7	2	9
Curtailment gain	—	(6)	(6)	—	(1)	(1)
Contractual termination benefit	—	2	2	—	—	—
Net periodic pension cost	$3	$(3)	$—	$4	$—	$4

The Company expects to contribute approximately $50 million in cash to the U.S. pension plans and another $13 million to non-U.S. plans during 2016. The Company made cash contributions of approximately $9 million to the plans during the six months ended June 30, 2016.
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
The following table provides the components of net periodic benefit cost for aggregated United States and non-United States Plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$1	$1
Interest cost	2	2	4	4
Amortization of prior service cost	(1)	(1)	(2)	(2)
Net periodic benefit cost	$1	$1	$3	$3

12.	CONTINGENT LIABILITIES AND OTHER MATTERS
The Company may be involved in various legal and regulatory proceedings relating to employment, antitrust, tax, product liability, environmental and other matters (collectively, “Proceedings”). The Company regularly reviews the status of such Proceedings along with legal counsel. Liabilities for such Proceedings are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the amount of any reasonably possible losses in excess of any amounts accrued, if any, with respect to such Proceedings or any other known claim, including the matters described below under the caption Environmental Matters (the “Environmental Matters”) are not material to the Company’s financial statements. Management believes that the ultimate disposition of the Proceedings and the Environmental Matters will not have a material adverse effect on the Company’s financial condition. While the likelihood is remote, the disposition of the Proceedings and

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Environmental Matters could have a material impact on the results of operations, cash flows or liquidity in any given reporting period.
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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act ("RCRA"), and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of June 30, 2016, the Company was involved with a total of 20 sites worldwide, including 7 Superfund sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil and groundwater contamination. This can include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At June 30, 2016, the Company had an accrual totaling $2 million, for these costs. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

13.	STOCK COMPENSATION

Stock Plans

2016 Stock Plan

On April 21, 2016, the Company’s stockholders approved the Owens Corning 2016 Stock Plan (the “2016 Stock Plan”) which replaced the Owens Corning 2013 Stock Plan (the "2013 Stock Plan"). The 2016 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2016 Stock Plan, 2.5 million shares of common stock may be granted in addition to the 1.4 million shares of

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION (continued)

Company common stock that rolled over from the 2013 Stock Plan as of April 21, 2016. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. There will be no future grants made under the 2013 Stock Plan. At June 30, 2016, the number of shares remaining available under the 2016 Stock Plan for all stock awards was 3.9 million.
Stock Options
The Company did not grant any stock options during the six months ended June 30, 2016. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is 10 years.
During the three and six months ended June 30, 2016, the Company recognized expense of less than $1 million and $1 million, respectively, related to the Company's stock options. During the three and six months ended June 30, 2015, the Company recognized expense of $1 million and $2 million respectively, related to the Company's stock options. As of June 30, 2016, there was $3 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.43 years. The total aggregate intrinsic value of options outstanding as of June 30, 2016 was $34 million.
The following table summarizes the Company’s stock option activity:

	Six Months Ended June 30, 2016
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	1,953,320	$31.09
Exercised	(252,145)	30.63
Forfeited	(11,350)	38.50
Ending Balance	1,689,825	$31.11
The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at June 30, 2016	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$13.89-$42.16	1,689,825	4.24	$31.11	1,488,850	3.83	$30.05

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
During the three and six months ended June 30, 2016, the Company recognized expense of $5 million and $9 million related to the Company's restricted stock. During the three and six months ended June 30, 2015, the Company recognized expense of $4 million and $8 million, respectively, related to the Company's restricted stock. As of June 30, 2016, there was $38 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION (continued)

period of 2.88 years. The total fair value of shares vested during the six months ended June 30, 2016 and 2015 was $14 million and $17 million, respectively.
The following table summarizes the Company’s restricted stock activity:

	Six Months Ended June 30, 2016
	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,707,490	$35.37
Granted	513,243	45.32
Vested	(378,613)	37.55
Forfeited	(26,800)	38.61
Ending Balance	1,815,320	$37.64
Performance Stock Awards and Performance Stock Units
The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its long-term incentive plan. All outstanding performance grants will fully settle in stock. The amount of stock ultimately distributed from all performance shares issued after the 2014 grants is contingent on meeting internal company-based metrics or an external-based stock performance metric. The amount of stock ultimately distributed from the 2014 grant is contingent on meeting an external based stock performance metric.
In the six months ended June 30, 2016, the Company granted both internal company-based and external-based metric PSUs.
Internal based metrics
The internal company-based metrics vest after a three-year period and are based on various Company metrics. The amount of stock distributed will vary from 0% to 300% of PSUs awarded depending on performance versus the Company-based metrics.
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
The Company estimated the fair value of the external-based metric performance stock grants using a Monte Carlo simulation. The external-based metric performance stock granted in 2016 uses various assumptions that include expected volatility of 26.6%, and a risk free interest rate of 0.8% , both of which were based on an expected term of 2.91 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon U.S. Treasury bills at the time of grant. The expected term represents the period from the grant date to the end of the three-year performance period. Compensation expense for external based metric PSUs is measured based on the grant date fair value and is recognized on a straight-line basis over the vesting period. Pro-rata vesting may be utilized in the case of death, disability or approved retirement, and awards if earned will be paid at the end of the three-year period.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION (continued)

During the three and six months ended June 30, 2016, the Company recognized expense of $3 million and $5 million, respectively, related to PSUs. During the three and six months ended June 30, 2015, the Company recognized expense of $1 million and $3 million respectively, related to the Company's PSUs. As of June 30, 2016, there was $17 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.04 years.
The following table summarizes the Company’s PSU activity:

	Six Months Ended June 30, 2016
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	431,400	$44.52
Granted	244,250	48.74
Forfeited	(11,300)	44.50
Ending Balance	664,350	$46.07
Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. At the approval date, 2 million shares were available for purchase under the ESPP. As of June 30, 2016, 1.4 million shares remain available for purchase.
During the three and six months ended June 30, 2016, the Company recognized expense of less than $1 million and $1 million, respectively, related to the Company's ESPP. During the three and six months ended June 30, 2015, the Company recognized expense of $1 million, and $1 million respectively, related to the Company's ESPP. As of June 30, 2016, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings attributable to Owens Corning	$138	$91	$195	$109
Weighted-average number of shares outstanding used for basic earnings per share	115.1	117.5	115.3	117.6
Non-vested restricted and performance shares	0.8	0.4	0.8	0.3
Options to purchase common stock	0.5	0.4	0.4	0.4
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	116.4	118.3	116.5	118.3
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$1.20	$0.77	$1.69	$0.93
Diluted	$1.19	$0.77	$1.67	$0.92
In 2012, the Company approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Program”). The Repurchase Program authorizes the Company to repurchase shares through the open market, privately negotiated transactions or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 1.8 million shares of its common stock for $85 million during the six months ended June 30, 2016 under the Repurchase Program. As of June 30, 2016, 2.8 million shares remain available for repurchase under the Repurchase Program.
For the three and six months ended June 30, 2016, the number of shares used in the calculation of diluted earnings per share did not include 0.1 million non-vested performance shares due to their anti-dilutive effect.
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
The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall as of June 30, 2016 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets	$10	$—	$10	$—
Liabilities:
Derivative liabilities	$5	$—	$5	$—
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

15.    FAIR VALUE MEASUREMENT (continued)

Items Disclosed at Fair Value
Long-term debt
The following table shows the fair value of the Company’s long-term debt as calculated based on quoted market prices for the same or similar issues (Level 2 input), or on the current rates offered to the Company for debt of the same remaining maturities:

	June 30, 2016	December 31, 2015
6.50% senior notes, net of discount, due 2016	102%	103%
9.00% senior notes, net of discount, due 2019	117%	116%
4.20% senior notes, net of discount, due 2022	104%	99%
4.20% senior notes, net of discount, due 2024	105%	100%
7.00% senior notes, net of discount, due 2036	120%	105%
The Company determined that the book value of the remaining long-term debt instruments approximates market value.

16.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income tax expense	$73	$44	$107	$57
Effective tax rate	35%	33%	35%	34%

There was no difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and six months ended June 30, 2016.
Realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowance of certain foreign jurisdictions by a range of $0 million to $32 million.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and six months ended June 30, 2015 is primarily attributable to the tax accounting treatment of various locations which are currently in a loss position, the benefit of lower foreign tax rates and other discrete tax adjustments.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (“AOCI”) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Currency Translation Adjustment
Beginning balance	$(213)	$(183)	$(247)	$(133)
Net investment hedge amounts classified into AOCI, net of tax	5	(4)	(2)	3
Foreign currency translation amounts classified into AOCI	(18)	11	23	(46)
Other comprehensive income/(loss), net of tax	(13)	7	21	(43)
Ending balance	$(226)	$(176)	$(226)	$(176)

Pension and Other Postretirement Adjustment
Beginning balance	$(409)	$(404)	$(419)	$(412)
Amounts reclassified from AOCI to net earnings, net of tax (a)	(2)	2	—	4
Amounts classified into AOCI, net of tax	2	(4)	10	2
Other comprehensive income, net of tax	—	(2)	10	6
Ending balance	$(409)	$(406)	$(409)	$(406)

Deferred Gain (Loss) on Hedging
Beginning balance	$(3)	$(4)	$(4)	$(5)
Amounts reclassified from AOCI to net earnings, net of tax (b)	1	2	4	4
Amounts classified into AOCI, net of tax	2	—	—	(1)
Other comprehensive income, net of tax	3	2	4	3
Ending balance	$—	$(2)	$—	$(2)

Total AOCI ending balance	$(635)	$(584)	$(635)	$(584)

(a) These AOCI components are included in the computation of total Pension and OPEB expense and are recorded in Cost of sales and Marketing and administrative expenses. See Note 11 for additional information.
(b) Amounts reclassified from gain/(loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and are recognized in Cost of sales. See Note 4 for additional information.

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
Recently issued standards:
ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)," as amended by ASU's 2015-14, 2016-08, 2016-10, 2016-11 and 2016-12
This standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Entities can adopt this standard either through a retrospective or modified-retrospective approach.
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
ASU 2016-02 "Leases (Topic 842)"
The standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The recognition and presentation of expenses will depend on classification as a finance or operating lease. Entities will adopt this standard through a retrospective approach.
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
ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)"
This standard replaces the incurred loss methodology for recognizing credit losses with a current expected credit losses model and applies to all financial assets, including trade receivables. Entities will adopt the standard using a modified-retrospective approach.
		January 1, 2020	We are currently assessing the impact this standard will have on our Consolidated Financial Statements.
Recently adopted standards:
ASU 2015-07 "Fair Value Measurement (Topic 820)"	This standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.	January 1, 2016
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
In May 2016, the Company entered into an Acknowledgment and Agreement and Second Amendment to its Credit Agreement which, among other things, removed certain subsidiaries from the list of named guarantors. This amendment had no impact on the composition of the Company’s consolidated group and had no effect on the Consolidated Financial Statements including total stockholders' equity in Guarantor Subsidiaries. The Condensed Consolidating Balance Sheet was revised to present the financial statements of the Guarantor Subsidiaries and Nonguarantor Subsidiaries for December 31, 2015, based on their composition at June 30, 2016. The related increases (decreases) from the revisions are shown in the table below (in millions):

Description	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Due from affiliates - current	$—	$(287)	$—	$287	$—
Investment in subsidiaries	—	(452)	—	452	—
Due from affiliates	—	—	(739)	739	—
TOTAL ASSETS	$—	$(739)	$(739)	$1,478	$—

Due to affiliates - current	$—	$—	$(287)	$287	$—
Due to affiliates	—	(739)	—	739	—
Total equity	—	—	(452)	452	—
TOTAL LIABILITIES AND EQUITY	$—	$(739)	$(739)	$1,478	$—
During the second quarter of 2016, the Company discovered classification errors in the December 31, 2015 Condensed Consolidating Balance Sheet related to intercompany activity recorded in the Due from and Due to affiliates, Investment in subsidiary and Equity line items between and among the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. These classifications errors had no effect on the Consolidated Financial Statements. The effect of correcting these classification errors was not material to the 2015 Condensed Consolidating Balance Sheet, and the related amounts presented as of December 31, 2015 have been revised. The related increases (decreases) from the revisions are shown in the table below (in millions):

Description	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Due from affiliates - current	$—	$(474)	$—	$474	$—
Investment in subsidiaries	(484)	(569)	(559)	1,612	—
TOTAL ASSETS	$(484)	$(1,043)	$(559)	$2,086	$—

Due to affiliates - current	$(484)	$—	$10	$474	$—
Total equity	—	(1,043)	(569)	1,612	—
TOTAL LIABILITIES AND EQUITY	$(484)	$(1,043)	$(559)	$2,086	$—
The combined impact of the changes to the guarantor list and the classification errors resulted in overstatements of Total assets and Total liabilities and equity of the Parent, Guarantor Subsidiaries and Non-Guarantor subsidiaries in the amounts of $484 million, $1,889 million and $1,354 million, respectively, at March 31, 2016 and $484 million, $1,923 million and $1,439 million, respectively, at December 31, 2014.  The combined impact of these changes on the Due from and Due to affiliates, Investment in subsidiaries and Total equity between and among the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries at March 31, 2016 and December 31, 2014 is similar to the impact to these accounts at December 31, 2015 illustrated in the tables above. The effect of correcting the classification errors described above was not material to the March 31, 2016 and December 31, 2014 Condensed Consolidating Balance Sheets.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Guarantor and Nonguarantor Financial Statements
The Senior Notes and the Senior Revolving Credit Facility are guaranteed, fully, unconditionally and jointly and severally, by each of Owens Corning’s current and future 100% owned material domestic subsidiaries (excluding certain domestic subsidiaries that own, or are owned by, controlled foreign corporations, as the term is defined in the Internal Revenue Code) that is a borrower or a guarantor under the Credit Agreement, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Revolving Credit Facility (collectively, the “Nonguarantor Subsidiaries”).

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,090	$567	$(112)	$1,545
COST OF SALES	1	821	419	(112)	1,129
Gross margin	(1)	269	148	—	416
OPERATING EXPENSES
Marketing and administrative expenses	35	81	35	—	151
Science and technology expenses	—	17	4	—	21
Other expenses, net	(1)	23	(18)	—	4
Total operating expenses	34	121	21	—	176
EARNINGS BEFORE INTEREST AND TAXES	(35)	148	127	—	240
Interest expense, net	24	(1)	6	—	29
Gain on extinguishment of debt	—	—	—	—	—
EARNINGS BEFORE TAXES	(59)	149	121	—	211
Income tax expense	(31)	71	33	—	73
Equity in net earnings of subsidiaries	166	88	—	(254)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS	138	166	89	(254)	139
Net earnings attributable to noncontrolling interests	—	—	1	—	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$138	$166	$88	$(254)	$138

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

 OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$992	$505	$(94)	$1,403
COST OF SALES	1	794	394	(94)	1,095
Gross margin	(1)	198	111	—	308
OPERATING EXPENSES
Marketing and administrative expenses	30	70	30	—	130
Science and technology expenses	—	15	3	—	18
Other expenses, net	(9)	6	7	—	4
Total operating expenses	21	91	40	—	152
EARNINGS BEFORE INTEREST AND TAXES	(22)	107	71	—	156
Interest expense, net	24	1	1	—	26
Gain on extinguishment of debt	(5)	—	—	—	(5)
EARNINGS BEFORE TAXES	(41)	106	70	—	135
Income tax expense	(14)	37	21	—	44
Equity in net earnings of subsidiaries	118	49	—	(167)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS	91	118	50	(167)	92
Net earnings attributable to noncontrolling interests	—	—	1	—	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$91	$118	$49	$(167)	$91

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,977	$1,025	$(226)	$2,776
COST OF SALES	2	1,551	761	(226)	2,088
Gross margin	(2)	426	264	—	688
OPERATING EXPENSES
Marketing and administrative expenses	68	153	64	—	285
Science and technology expenses	—	33	7	—	40
Other expenses, net	(3)	35	(25)	—	7
Total operating expenses	65	221	46	—	332
EARNINGS BEFORE INTEREST AND TAXES	(67)	205	218	—	356
Interest expense, net	46	(1)	7	—	52
Gain on extinguishment of debt	—	—	—	—	—
EARNINGS BEFORE TAXES	(113)	206	211	—	304
Income tax expense	(50)	95	62	—	107
Equity in net earnings of subsidiaries	258	147	—	(405)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS	195	258	150	(405)	198
Net earnings attributable to noncontrolling interests	—	—	3	—	3
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$195	$258	$147	$(405)	$195

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,833	$962	$(189)	$2,606
COST OF SALES	1	1,515	762	(189)	$2,089
Gross margin	(1)	318	200	—	517
OPERATING EXPENSES
Marketing and administrative expenses	62	138	59	—	259
Science and technology expenses	—	29	6	—	35
Other expenses, net	(17)	12	14	—	9
Total operating expenses	45	179	79	—	303
EARNINGS BEFORE INTEREST AND TAXES	(46)	139	121	—	214
Interest expense, net	48	2	2	—	52
Gain on extinguishment of debt	(5)	—	—	—	(5)
EARNINGS BEFORE TAXES	(89)	137	119	—	167
Income tax expense	(29)	46	40	—	57
Equity in net earnings of subsidiaries	169	78	—	(247)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS	109	169	80	(247)	111
Net earnings attributable to noncontrolling interests	—	—	2	—	2
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$109	$169	$78	$(247)	$109

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$138	$166	$89	$(254)	$139
Currency translation adjustment (net of tax)	(13)	—	—	—	(13)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—
Deferred gain on hedging (net of tax)	3	—	—	—	3
COMPREHENSIVE EARNINGS	128	166	89	(254)	129
Comprehensive earnings attributable to noncontrolling interests	—	—	1	—	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$128	$166	$88	$(254)	$128

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$91	$118	$50	$(167)	$92
Currency translation adjustment (net of tax)	7	—	—	—	7
Pension and other postretirement adjustment (net of tax)	(2)	—	—	—	(2)
Deferred gain on hedging (net of tax)	2	—	—	—	2
COMPREHENSIVE EARNINGS	98	118	50	(167)	99
Comprehensive earnings attributable to noncontrolling interests	—	—	1	—	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$98	$118	$49	$(167)	$98

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	195	258	150	(405)	198
Currency translation adjustment (net of tax)	21	—	—	—	21
Pension and other postretirement adjustment (net of tax)	10	—	—	—	10
Deferred gain on hedging (net of tax)	4	—	—	—	4
COMPREHENSIVE EARNINGS	230	258	150	(405)	233
Comprehensive earnings attributable to noncontrolling interests	—	—	3	—	3
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$230	$258	$147	$(405)	$230

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$109	$169	$80	$(247)	$111
Currency translation adjustment (net of tax)	(43)	—	—	—	$(43)
Pension and other postretirement adjustment (net of tax)	6	—	—	—	$6
Deferred gain on hedging (net of tax)	3	—	—	—	$3
COMPREHENSIVE EARNINGS	75	169	80	(247)	77
Comprehensive earnings attributable to noncontrolling interests	—	—	2	—	2
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$75	$169	$78	$(247)	$75

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2016
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$—	$67	$—	$67
Receivables, less allowances	—	—	879	—	879
Due from affiliates	—	2,429	—	(2,429)	—
Inventories	—	402	351	—	753
Assets held for sale	—	—	13	—	13
Other current assets	14	22	27	—	63
Total current assets	14	2,853	1,337	(2,429)	1,775
Investment in subsidiaries	7,526	1,818	—	(9,344)	—
Due from affiliates	—	—	—	—	—
Property, plant and equipment, net	466	1,444	1,149	—	3,059
Goodwill	—	1,127	217	—	1,344
Intangible assets, net	—	1,033	244	(125)	1,152
Deferred income taxes	(25)	386	50	—	411
Other non-current assets	14	69	153	—	236
TOTAL ASSETS	$7,995	$8,730	$3,150	$(11,898)	$7,977
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$57	$777	$145	$—	$979
Due to affiliates	1,616	—	813	(2,429)	—
Short-term debt	—	—	—	—	—
Long-term debt – current portion	174	2	1	—	177
Total current liabilities	1,847	779	959	(2,429)	1,156
Long-term debt, net of current portion	1,959	13	127	—	2,099
Due to affiliates	—	—	—	—	—
Pension plan liability	281	—	94	—	375
Other employee benefits liability	—	223	15	—	238
Deferred income taxes	—	—	32	—	32
Other liabilities	44	189	64	(125)	172
OWENS CORNING STOCKHOLDERS’ EQUITY
Total Owens Corning stockholders’ equity	3,864	7,526	1,818	(9,344)	3,864
Noncontrolling interests	—	—	41	—	41
Total equity	3,864	7,526	1,859	(9,344)	3,905
TOTAL LIABILITIES AND EQUITY	$7,995	$8,730	$3,150	$(11,898)	$7,977

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$48	$48	$—	$96
Receivables, less allowances	—	—	709	—	709
Due from affiliates	—	2,387	—	(2,387)	—
Inventories	—	389	255	—	644
Assets held for sale	—	—	12	—	12
Other current assets	11	21	15	—	47
Total current assets	11	2,845	1,039	(2,387)	1,508
Investment in subsidiaries	7,220	1,482	—	(8,702)	—
Due from affiliates	—	—	—	—	—
Property, plant and equipment, net	463	1,404	1,089	—	2,956
Goodwill	—	1,127	40	—	1,167
Intangible assets, net	—	970	160	(131)	999
Deferred income taxes	—	430	62	—	492
Other non-current assets	25	64	133	—	222
TOTAL ASSETS	$7,719	$8,322	$2,523	$(11,220)	$7,344
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$56	$682	$174	$—	$912
Due to affiliates	1,760	—	627	(2,387)	—
Short-term debt	—	—	6	—	6
Long-term debt – current portion	160	2	1	—	163
Total current liabilities	1,976	684	808	(2,387)	1,081
Long-term debt, net of current portion	1,668	14	20	—	1,702
Due to affiliates	—	—	—	—	—
Pension plan liability	286	—	111	—	397
Other employee benefits liability	—	227	13	—	240
Deferred income taxes	—	—	8	—	8
Other liabilities	50	177	41	(131)	137
OWENS CORNING STOCKHOLDERS’ EQUITY
Total Owens Corning stockholders’ equity	3,739	7,220	1,482	(8,702)	3,739
Noncontrolling interests	—	—	40	—	40
Total equity	3,739	7,220	1,522	(8,702)	3,779
TOTAL LIABILITIES AND EQUITY	$7,719	$8,322	$2,523	$(11,220)	$7,344

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(59)	$225	$171	$(11)	$326
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(10)	(125)	(52)	—	(187)
Proceeds from the sale of assets or affiliates	—	—	—	—	—
Investment in subsidiaries and affiliates, net of cash acquired	—	—	(450)	—	(450)
Purchases of alloy	—	—	—	—	—
Proceeds from sale of alloy	—	—	—	—	—
Other	2	—	—	—	2
Net cash flow used for investing activities	(8)	(125)	(502)	—	(635)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	—	—	434	—	434
Proceeds from term loan borrowing	300	—	—	—	300
Payments on senior revolving credit and receivables securitization facilities	—	—	(326)	—	(326)
Payments on long-term debt	—	—	—	—	—
Net decrease in short-term debt	—	—	(6)	—	(6)
Cash dividends paid	(40)	—	—	—	(40)
Purchases of treasury stock	(87)	—	—	—	(87)
Intercompany dividends paid	—	—	(11)	11	—
Other intercompany loans	(110)	(148)	258	—	—
Other	4	—	—	—	4
Net cash flow provided by financing activities	67	(148)	349	11	279
Effect of exchange rate changes on cash	—	—	1	—	1
Net (decrease) increase in cash and cash equivalents	—	(48)	19	—	(29)
Cash and cash equivalents at beginning of period	—	48	48	—	96
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$67	$—	$67

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(52)	$57	$101	$—	$106
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(8)	(123)	(46)	—	(177)
Proceeds from the sale of assets or affiliates	—	—	2	—	2
Investment in subsidiaries and affiliates, net of cash acquired	—	—	—	—	—
Purchases of alloy	—	—	(7)	—	(7)
Proceeds from sale of alloy	—	—	7	—	7
Other	—	—	—	—	—
Net cash flow used for investing activities	(8)	(123)	(44)	—	(175)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	683	—	136	—	819
Proceeds from term loan borrowing
Payments on senior revolving credit and receivables securitization facilities	(634)	—	—	—	(634)
Payments on long-term debt	(5)	—	(3)	—	(8)
Net decrease in short-term debt	—	(25)	6	—	(19)
Cash dividends paid	(39)	—	—	—	(39)
Purchase of treasury stock	(47)	—	—	—	(47)
Other intercompany loans	91	95	(186)	—	—
Other	11	—	—	—	11
Net cash flow provided by financing activities	60	70	(47)	—	83
Effect of exchange rate changes on cash	—	—	(1)	—	(1)
Net (decrease) increase in cash and cash equivalents	—	4	9	—	13
Cash and cash equivalents at beginning of period	—	1	66	—	67
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$5	$75	$—	$80

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
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $138 million in the second quarter of 2016 compared to $91 million in the same period of 2015. The Company reported $240 million in earnings before interest and taxes (“EBIT”) for the second quarter of 2016 compared to $156 million in the same period of 2015. The Company generated $253 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the second quarter of 2016 compared to $156 million in the same period of 2015. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. EBIT performance compared to the same period of 2015 improved in all three segments, with a $79 million increase in our Roofing segment, a $7 million increase in our Insulation segment and a $7 million increase in our Composites segment. Within our Corporate, Other and Eliminations category, general corporate expense and other decreased by $4 million.
In our Roofing segment, EBIT in the second quarter of 2016 was $169 million compared to $90 million in the same period in 2015 driven primarily by higher sales volumes and asphalt cost deflation. In our Composites segment, EBIT in the second quarter of 2016 was $74 million compared to $67 million in the same period in 2015 driven primarily by higher selling prices and higher sales volumes. In our Insulation segment, EBIT in the second quarter of 2016 was $32 million compared to $25 million in the same period in 2015 driven primarily by input cost deflation.
During the second quarter of 2016, the Company borrowed the $300 million available on its Term Loan commitment. The Term Loan is a partially amortizing loan that requires quarterly principal repayments, with a balloon repayment due in November 2020 for any outstanding borrowings. These borrowings were used, in addition to borrowings on the Receivables Securitization Facility, to fund the acquisition of InterWrap discussed below.
In the six months ended June 30, 2016, the Company's operating activities provided $326 million in cash flow, compared to $106 million in the same period in 2015. This increase in cash provided by operating activities was primarily driven by increased earnings.
On April 21, 2016, the Company acquired all outstanding shares of InterWrap, a leading manufacturer of roofing underlayment and packaging materials, for approximately $450 million, net of cash acquired. This acquisition will expand the Company’s position in roofing components, strengthen the Company’s capabilities to support the conversion from organic to synthetic underlayment and accelerate its growth in the roofing components market. InterWrap's operating results and a preliminary purchase price allocation have been included in the Company’s Roofing segment in the Consolidated Financial Statements since the date of the acquisition.
On July 26, 2016, the Company and Ahlstrom agreed to terminate the previously announced acquisition agreement of the non-wovens and fabrics business of Ahlstrom due to challenges associated with obtaining regulatory clearance in Germany. In connection with the termination of the purchase agreement, the Company will pay Ahlstrom a termination fee of approximately $3 million. The expense will be included within Other expenses, net in the Consolidated Statements of Earnings in the third quarter of 2016.
The Company repurchased 1.0 million shares of the Company's common stock for $48 million in the second quarter of 2016 under a previously announced repurchase program. As of June 30, 2016, 2.8 million shares remain available for repurchase under the repurchase program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$1,545	$1,403	$2,776	$2,606
Gross margin	$416	$308	$688	$517
% of net sales	27%	22%	25%	20%
Earnings before interest and taxes	$240	$156	$356	$214
Interest expense, net	$29	$26	$52	$52
Gain on extinguishment of debt	$—	$(5)	$—	$(5)
Income tax expense	$73	$44	$107	$57
Net earnings attributable to Owens Corning	$138	$91	$195	$109
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
Second quarter and year-to-date 2016 net sales increased $142 million and $170 million, respectively, compared to the same periods in 2015. The increase in net sales was driven by higher sales volumes in our Roofing and Composites segments, which more than offset lower sales volumes in our Insulation segment. Net sales in our Roofing segment also increased due to the acquisition of InterWrap. For the year-to-date comparison, the increase in net sales was driven by higher sales volumes in our Roofing and Composites segments and the InterWrap acquisition. This increase was partially offset by lower sales volumes in our Insulation segment and the negative impact of translating sales denominated in foreign currencies into U.S. dollars, primarily in our Composites and Insulation segments.
GROSS MARGIN
In both the second quarter and year-to-date of 2016, gross margin increased $108 million and $171 million, respectively, or five percentage points as a percentage of sales, compared to the same periods in 2015. The improvement for both comparisons was driven by higher sales volumes, primarily in our Roofing segment, and the benefit of lower input costs, primarily asphalt costs, in our Roofing segment. For both the second quarter and year-to-date, the gross margin contribution from the InterWrap acquisition was largely offset by acquisition and integration-related costs discussed in the section below.
RESTRUCTURING AND ACQUISITION-RELATED COSTS
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2016	2015	2016	2015
Restructuring costs	Cost of sales	$(2)	$(1)	$(2)	$(3)
Restructuring costs	Other expenses, net	—	1	—	1
Acquisition-related costs for InterWrap and Ahlstrom transactions	Cost of sales	(1)	—	(1)	—
Acquisition-related costs for InterWrap and Ahlstrom transactions	Marketing and administrative expenses	(2)	—	(4)	—
Recognition of InterWrap inventory fair value step-up	Cost of sales	(8)	—	(8)	—
Total restructuring, acquisition and integration-related costs		$(13)	$—	$(15)	$(2)
EARNINGS BEFORE INTEREST AND TAXES
EBIT increased by $84 million for the second quarter of 2016 compared to the same period in 2015. Second quarter EBIT in our Composites segment increased by $7 million. In our Insulation segment, second quarter EBIT increased by $7 million. In our Roofing segment, second quarter EBIT increased by $79 million. Corporate, Other and Eliminations EBIT costs were $9 million higher quarter-over-quarter mainly due to acquisition-related expenses.
For the year-to-date 2016, EBIT increased by $142 million compared to the same period in 2015. Year-to-date EBIT in our Composites segment increased by $11 million. In our Insulation segment, year-to-date EBIT increased by $13 million. In our Roofing segment, year-to-date EBIT increased by $132 million. Corporate, Other and Eliminations EBIT costs were $14 million higher year-over-year mainly due to acquisition-related adjusting items.
INTEREST EXPENSE, NET
Second quarter and year-to-date interest expense, net was relatively flat compared to the same periods in 2015.
GAIN ON EXTINGUISHMENT OF DEBT
During the second quarter of 2015, the Company recorded a $5 million gain on extinguishment of debt as a result of purchasing its World Headquarters facility, which had previously been classified as a capital lease. For the six months ended June 30, 2016, there were no extinguishments of debt.

INCOME TAX EXPENSE

Income tax expense for the three and six months ended June 30, 2016 was $73 million and $107 million respectively. For the second quarter and year-to date 2016, the Company’s effective tax rate was 35%. There was no difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the second quarter and the six months ended June 30, 2016.
Realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowance of certain foreign jurisdictions by a range of $0 million to $32 million.
Income tax expense for the three and six months ended June 30, 2015, was $44 million and $57 million respectively. For the second quarter and year-to-date 2015, the Company’s effective tax rate was 33% and 34% respectively. The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and six months ended June 30, 2015 is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position, the benefit of lower foreign tax rates and other discrete tax adjustments.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Adjusted Earnings Before Interest and Taxes (“Adjusted EBIT”)
Adjusted EBIT is a non-GAAP measure that excludes certain items that management does not allocate to our segment results because it believes they are not representative of the Company's ongoing operations. Adjusted EBIT is used internally by the Company for various purposes, including reporting results of operations to the Board of Directors of the Company, analysis of performance and related employee compensation measures. Although management believes that these adjustments result in a measure that provides a useful representation of our operational performance, the adjusted measure should not be considered in isolation or as a substitute for net earnings attributable to Owens Corning as prepared in accordance with accounting principles generally accepted in the United States.

Adjusting items are shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restructuring costs	$(2)	$—	$(2)	$(2)
Acquisition-related costs for InterWrap and Ahlstrom transactions	(3)	—	(5)	—
Recognition of InterWrap inventory fair value step-up	(8)	—	(8)	—
Total adjusting items	$(13)	$—	$(15)	$(2)

The reconciliation from net earnings attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$138	$91	$195	$109
Less: Net earnings attributable to noncontrolling interests	1	1	3	2
NET EARNINGS	139	92	198	111
Equity in net earnings of affiliates	1	1	1	1
Income tax expense	73	44	107	57
EARNINGS BEFORE TAXES	211	135	304	167
Interest expense, net	29	26	52	52
Gain on extinguishment of debt	—	(5)	—	(5)
EARNINGS BEFORE INTEREST AND TAXES	240	156	356	214
Less: adjusting items from above	(13)	—	(15)	(2)
ADJUSTED EBIT	$253	$156	$371	$216

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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$517	$497	$990	$971
% change from prior year	4%	-1%	2%	—%
EBIT	$74	$67	$138	$127
EBIT as a % of net sales	14%	13%	14%	13%
Depreciation and amortization expense	$33	$31	$67	$63

NET SALES

In our Composites segment, net sales in the second quarter and year-to-date of 2016 increased $20 million and $19 million, respectively, compared to the same periods in 2015. For the second quarter, the increase was driven by higher sales volumes of 6% and higher selling prices of $10 million. These benefits were partially offset by $14 million of unfavorable product mix related to the prior year's specialty glass sales and the negative impact of translating sales denominated in foreign currencies into United States dollars. For the year-to-date, the increase was driven by higher sales volumes of about 6% and higher selling prices of $18 million. These benefits were partially offset by $31 million of unfavorable product mix and negative foreign currency translation.

EBIT

In our Composites segment, EBIT was $7 million higher in the second quarter of 2016 compared to the same period in 2015. The improvement was driven equally by higher selling prices and higher sales volumes, partially offset by $10 million of higher furnace rebuild and plant startup costs and slightly higher selling, general and administrative expenses. Unfavorable product mix of $4 million, due to the comparison against the prior year's specialty glass sales, was offset by input cost deflation.

For the year-to-date 2016, EBIT in our Composites segment was $11 million higher compared to the same period in 2015. Higher selling prices were largely offset by unfavorable product mix of $16 million related to the comparison against the prior year's specialty glass sales. Higher furnace rebuild and startup costs of $16 million were largely offset by higher sales volumes. The remaining change was driven by input cost deflation. One-time benefits from our third-party supply agreements were offset by higher selling, general and administrative expenses.

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. In 2016, we expect moderate global industrial production growth.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$414	$451	$799	$830
% change from prior year	-8%	1%	-4%	3%
EBIT	$32	$25	$45	$32
EBIT as a % of net sales	8%	6%	6%	4%
Depreciation and amortization expense	$27	$26	$52	$50
NET SALES
In our Insulation segment, net sales in the second quarter of 2016 decreased $37 million compared to the same period in 2015. Sales volumes were lower by approximately 7%, due to the expiration of contract manufacturing agreements at the beginning of 2016 and significantly lower sales to a large residential insulation installer. The Insulation segment benefited from higher average residential fiberglass insulation selling prices in the second quarter of 2016 over the same period in 2015, as favorable customer mix of $8 million more than offset lower selling prices of $5 million. The remaining decrease of $8 million was driven by the negative impact of translating sales denominated in foreign currencies into United States dollars.
For the year-to-date 2016, net sales in our Insulation segment decreased $31 million compared to the same period in 2015. The decrease was primarily driven by lower sales volumes of approximately 3%. Favorable customer mix of $14 million was partially offset by lower selling prices of $4 million. The remaining decrease of $15 million was due to negative foreign currency translation.
EBIT
In our Insulation segment, EBIT in the second quarter of 2016 increased by $7 million compared to the same period in 2015. For the second quarter, favorable customer mix of $8 million was offset by lower selling prices and lower sales volumes. The remaining change was driven by input cost deflation. The negative impact of translating sales denominated in foreign currencies into United States dollars was offset by slightly favorable manufacturing performance, as production curtailments will not impact our results until the second half of 2016.
For the year-to-date, the EBIT in our Insulation segment increased by $13 million compared to the same period in 2015. For the year-to-date, favorable customer mix of $9 million was partially offset by lower selling prices. The impact of lower sales volumes was relatively flat. The remaining change was driven by the $10 million benefit of input cost deflation and slightly favorable manufacturing performance, partially offset by the negative impact of foreign currency translation.
OUTLOOK
During the second quarter of 2016, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was approximately 1.160 million, up from an annual average of approximately 1.155 million starts in the second quarter of 2015. While the information on U.S. housing starts has been positive over the past couple of years, the timing and pace of recovery of the United States housing market remains uncertain.
The changes to our market share and related production curtailments could impact revenue growth and EBIT for the remainder of 2016. We expect our Insulation segment to have slightly negative revenue growth and relatively flat EBIT margins as compared to 2015.
In the mid-term beyond 2016, the Company expects its Insulation segment to continue to benefit from an overall strengthening of the U.S. housing market, improved pricing, and higher capacity utilization. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$679	$503	$1,108	$896
% change from prior year	35%	15%	24%	-4%
EBIT	$169	$90	$242	$110
EBIT as a % of net sales	25%	18%	22%	12%
Depreciation and amortization expense	$11	$10	$21	$19
NET SALES
In our Roofing segment, net sales in the second quarter and year-to-date of 2016 increased by $176 million and $212 million, respectively, compared to the same periods in 2015. For the second quarter, sales volumes increased by about 34%, as higher re-roof demand, driven largely by storm activity, and increased demand from new construction contributed to the growth of the U.S. asphalt shingle market. Our second quarter 2016 acquisition of InterWrap contributed $56 million of net sales. The remaining change was driven by $37 million of lower selling prices and $14 million of lower third-party asphalt sales. For the year-to-date, the increase was driven by higher sales volumes of 26% and the $56 million impact of our second quarter 2016 acquisition of InterWrap. The remaining change was driven by $44 million of lower selling prices and $34 million of lower third-party asphalt sales.
EBIT
In our Roofing segment, EBIT in the second quarter of 2016 increased by $79 million compared to the same period in 2015. The quarter-over-quarter improvement was primarily driven by higher sales volumes. The favorable impact of asphalt cost deflation was offset by lower selling prices. The favorable impact of our second quarter 2016 acquisition was partially offset by higher selling, general and administrative expenses, largely due to higher performance-based compensation costs.
For the year-to-date 2016, EBIT in our Roofing segment was $132 million higher compared to the same period in 2015. The increase was primarily driven by higher sales volumes and $73 million of asphalt cost deflation, partially offset by lower selling prices. The favorable impact of our second quarter 2016 acquisition was partially offset by higher selling, general and administrative expenses, largely due to higher performance-based compensation costs.
OUTLOOK
In our Roofing segment, we expect the factors that have driven strong margins in recent years will continue to deliver profitability. The overall market size will impact our financial outlook for this year. Other uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restructuring costs	$(2)	$—	$(2)	$(2)
Acquisition-related costs for InterWrap and Ahlstrom transactions	(3)	—	(5)	—
Recognition of InterWrap inventory fair value step-up	(8)	—	(8)	—
General corporate expense and other	(22)	(26)	(54)	(53)
EBIT	$(35)	$(26)	$(69)	$(55)
Depreciation and amortization	$11	$9	$18	$19

EBIT
In Corporate, Other and Eliminations, EBIT losses for the second quarter and year-to-date of 2016 were higher by $9 million and $14 million, respectively, compared to the same periods in 2015, primarily due to costs related to our previously announced acquisitions for both comparisons. See details of these costs in the table above and further explained in the Adjusted Earnings Before Interest and Taxes paragraph of MD&A. General corporate expense and other in the second quarter of 2016 was $4 million lower compared to the same period in 2015, primarily due to a $6 million pension-related gain, partially offset by higher performance-based compensation. For the year-to-date, general corporate expense and other was $1 million higher compared to the same period in 2015, as higher performance-based compensation and increased general corporate expenses were largely offset by the pension-related gain.
OUTLOOK
In 2016, we expect general corporate expenses to be approximately $120 million to $130 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary external sources of liquidity are its Senior Revolving Credit Facility, its term loan commitment and its receivables securitization facility.
The Company has an $800 million senior revolving credit facility which matures in November 2020 and permits incremental term loans under the facility of up to $600 million. The Company amended the Senior Revolving Credit Facility in March 2016 to obtain commitments for $300 million of the $600 million of permitted incremental term loans; and in May 2016 to remove certain subsidiaries from the list of named guarantors. The May amendment had no impact on the composition of the Company's consolidated group, and did not impact liquidity terms.
During the first quarter of 2016, the Company obtained a $300 million term loan commitment, as allowed under its existing Senior Revolving Credit Facility. During the second quarter of 2016, the Company borrowed the $300 million available on its term loan commitment. The term loan is a partially amortizing loan that requires quarterly principal repayments, with a balloon repayment due in November 2020 for any outstanding borrowings. These borrowings were used, in addition to borrowings on the Receivables Securitization Facility, to fund the acquisition of InterWrap. Please see Note 7 of the Notes to Consolidated Financial Statements for more information on this acquisition.
The Company has a $250 million receivables securitization facility which matures in January 2018.
As of June 30, 2016, the Company utilized its receivables securitization facility for $108 million of borrowings and $2 million of outstanding letters of credit, and had $140 million available on this facility. As of June 30, 2016, the Company had no borrowings on its senior revolving credit facility, $9 million of outstanding letters of credit, and $791 million available on this facility. As of June 30, 2016, the Company had fully utilized its term loan commitment for $300 million of borrowings.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company has $158 million of its 2016 senior notes maturing in the fourth quarter of 2016. The Company expects to repay the 2016 senior notes either by borrowing under its Senior Revolving Credit Facility or refinancing through the capital markets. After this maturity, the Company has no significant debt maturities before 2018. As of June 30, 2016, the Company had $2.3 billion of total debt and cash-on-hand of $67 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income tax and foreign withholding taxes upon repatriation to the U.S. As of June 30, 2016, and December 31, 2015, the Company had $60 million and $43 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S.
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
The credit agreements applicable to our senior revolving credit facility, the term loan and the receivables securitization facility contain various covenants that we believe are usual and customary. The senior revolving credit facility, term loan and the securitization facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of June 30, 2016.
Cash Flows
The following table presents a summary of our cash balance and cash flows (in millions):

	Six Months Ended June 30,
	2016	2015
Cash balance	$67	$80
Net cash flow provided by operating activities	$326	$106
Net cash flow used for investing activities	$(635)	$(175)
Net cash flow provided by financing activities	$279	$83
Availability on the senior revolving credit facility	$791	$743
Availability on the receivables securitization facility	$140	$—
Availability on the term loan commitment	$—	$—
Operating activities: For the six months ended June 30, 2016, the Company's operating activities provided $326 million of cash compared to $106 million in the same period in 2015. The increase of $220 million was primarily driven by increased earnings. Pension fund contributions were lower due to timing differences between the first and second halves of 2016. The cash used for changes in operating assets and liabilities was slightly lower compared to the same period of 2015.
Investing activities: Net cash flow used for investing activities increased $460 million for the six months ended June 30, 2016 compared to the same period of 2015, driven by our acquisition of InterWrap for approximately $450 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing activities: Net cash provided by financing activities was $279 million for the six months ended June 30, 2016, compared to $83 million in the same period in 2015. The change of $196 million was due primarily to a $300 million term loan borrowing used to fund a portion of our InterWrap acquisition, partially offset by lower net borrowings on our senior revolving credit facility and receivables securitization facility.
2016 Investments
The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2016 are expected to be approximately $385 million, which is roughly $65 million greater than expected depreciation and amortization. Capital spending in excess of depreciation and amortization is primarily due to the construction of our mineral fiber insulation plant in Joplin, Missouri. The Company recently announced its plan to invest $110 million in the expansion of its composites operations in India. This investment is not expected to significantly impact our capital expenditures until 2017. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.
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
Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Note 15 of the Consolidated Financial Statements.
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the six months ended June 30, 2016, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended June 30, 2016, our RIR was 0.52 as compared to 0.42 in the same period a year ago. For the six months ended June 30, 2016, our RIR was 0.53 as compared to 0.53 in the same period a year ago.
ACCOUNTING PRONOUNCEMENTS

Please refer to Note 18 of the Consolidated Financial Statements.
ENVIRONMENTAL MATTERS
Please refer to Note 12 of the Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” "appear," "assume," “believe,” “estimate,” “expect,” "forecast," “intend,” “likely,” “may,” “plan,” “project,” "seek," "should," “strategy,” "will" and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors and actual results may differ materially from those results projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	relationships with key customers;

•	levels of residential and commercial construction activity;

•	competitive and pricing factors;

•	levels of global industrial production;

•	demand for our products;

•	industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;

•	foreign exchange and commodity price fluctuations;

•	our level of indebtedness;

•	weather conditions;

•	availability and cost of credit;

•	availability and cost of energy and raw materials;

•	issues involving implementation and protection of information technology systems;

•	domestic and international economic and political conditions, including new legislation or other governmental actions;

•	our ability to utilize our net operating loss carryforwards;

•	research and development activities and intellectual property protection;

•	interest rate movements;

•	labor disputes;

•	legal and regulatory proceedings, including litigation and environmental actions;

•	uninsured losses;

•	issues related to acquisitions, divestitures and joint ventures;

•	achievement of expected synergies, cost reductions and/or productivity improvements; and

•	defined benefit plan funding obligations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the six months ended June 30, 2016. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2015 for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock during each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2016	197,806		$48.67	196,600	3,592,565
May 1-31, 2016	301,252		47.04	300,000	3,292,565
June 1-30, 2016	500,000		49.57	498,399	2,794,166
Total	999,058	*	$48.63	994,999	2,794,166

*	The Company retained 4,059 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

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

OWENS CORNING

Registrant

Date:	July 27, 2016	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer

Date:	July 27, 2016	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller

EXHIBIT INDEX

Exhibit Number	Description

10.38
Corporate Incentive Plan Terms Applicable to Certain Executive Officers (As Amended and Restated as of January 1, 2016) (incorporated by reference to Exhibit 10.38 of Owens Corning's Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2016).

10.39	Owens Corning 2016 Stock Plan (incorporated by reference to Exhibit 10.39 of Owens Corning's Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2016).

10.40	Acknowledgment and Agreement and Second Amendment to Amended and Restated Credit Agreement, dated as of May 27, 2016 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase