Form 10-Q
period 2016-09-30
Owens Corning
filed 2016-10-26
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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
Yes ☐             No ☑
As of October 17, 2016, 113,323,477 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET SALES	$1,518	$1,447	$4,294	$4,053
COST OF SALES	1,144	1,107	3,232	3,196
Gross margin	374	340	1,062	857
OPERATING EXPENSES
Marketing and administrative expenses	141	130	426	389
Science and technology expenses	20	18	60	53
Other expenses (income), net	6	(4)	13	5
Total operating expenses	167	144	499	447
EARNINGS BEFORE INTEREST AND TAXES	207	196	563	410
Interest expense, net	28	28	80	80
Loss (gain) on extinguishment of debt	1	—	1	(5)
EARNINGS BEFORE TAXES	178	168	482	335
Income tax expense	65	55	172	112
Equity in net earnings of affiliates	—	—	1	1
NET EARNINGS	113	113	311	224
Net earnings attributable to noncontrolling interests	1	1	4	3
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$112	$112	$307	$221
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.98	$0.96	$2.67	$1.88
Diluted	$0.97	$0.95	$2.65	$1.87
Dividend	$0.18	$0.17	$0.54	$0.51
WEIGHTED AVERAGE COMMON SHARES
Basic	114.1	117.2	114.9	117.5
Diluted	115.4	118.3	116.0	118.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET EARNINGS	$113	$113	$311	$224
Currency translation adjustment (net of tax of $2 and $(2) for the three months ended September 30, 2016 and 2015, respectively, and $3 and $(4) for the nine months ended September 30, 2016 and 2015, respectively)	(2)	(38)	19	(81)
Pension and other postretirement adjustment (net of tax of $(1) and $(1) for the three months ended September 30, 2016 and 2015, respectively, and $2 and $(4) for the nine months ended September 30, 2016 and 2015, respectively)	4	6	14	12
Deferred gain on hedging (net of tax of $0 and $1 for the three months ended September 30, 2016 and 2015, respectively, and $(2) and $(1) for the nine months ended September 30, 2016 and 2015, respectively)	1	(1)	5	2
COMPREHENSIVE EARNINGS	116	80	349	157
Comprehensive earnings attributable to noncontrolling interests	1	1	4	3
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$115	$79	$345	$154

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	September 30, 2016	December 31, 2015
CURRENT ASSETS
Cash and cash equivalents	$110	$96
Receivables, less allowances of $10 at September 30, 2016 and $8 at December 31, 2015	796	709
Inventories	729	644
Assets held for sale	13	12
Other current assets	54	47
Total current assets	1,702	1,508
Property, plant and equipment, net	3,090	2,956
Goodwill	1,338	1,167
Intangible assets, net	1,146	999
Deferred income taxes	369	492
Other non-current assets	231	222
TOTAL ASSETS	$7,876	$7,344

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$999	$912
Short-term debt	1	6
Long-term debt – current portion	3	163
Total current liabilities	1,003	1,081
Long-term debt, net of current portion	2,160	1,702
Pension plan liability	321	397
Other employee benefits liability	237	240
Deferred income taxes	36	8
Other liabilities	182	137
Redeemable equity	2	—
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,973	3,965
Accumulated earnings	1,299	1,055
Accumulated other comprehensive deficit	(632)	(670)
Cost of common stock in treasury (c)	(748)	(612)
Total Owens Corning stockholders’ equity	3,893	3,739
Noncontrolling interests	42	40
Total equity	3,935	3,779
TOTAL LIABILITIES AND EQUITY	$7,876	$7,344

(a)	10 shares authorized; none issued or outstanding at September 30, 2016 and December 31, 2015

(b)	400 shares authorized; 135.5 issued and 113.6 outstanding at September 30, 2016; 135.5 issued and 115.9 outstanding at December 31, 2015

(c)	21.9 shares at September 30, 2016, and 19.6 shares at December 31, 2015
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2016	2015
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$311	$224
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	242	224
Gain on sale of fixed assets	—	(1)
Deferred income taxes	127	75
Provision for pension and other employee benefits liabilities	6	10
Stock-based compensation expense	25	22
Other non-cash	(7)	(6)
Loss/(gain) on extinguishment of debt	1	(5)
Changes in operating assets and liabilities	27	(76)
Pension fund contribution	(60)	(59)
Payments for other employee benefits liabilities	(14)	(16)
Other	21	18
Net cash flow provided by operating activities	679	410
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(281)	(266)
Proceeds from the sale of assets or affiliates	—	3
Investment in subsidiaries and affiliates, net of cash acquired	(450)	—
Purchases of alloy	—	(8)
Proceeds from sale of alloy	—	8
Other	2	—
Net cash flow used for investing activities	(729)	(263)
NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from long-term debt	395	—
Proceeds from senior revolving credit and receivables securitization facilities	574	1,079
Proceeds from term loan borrowing	300	—
Payments on term loan borrowing	(300)	—
Payments on senior revolving credit and receivables securitization facilities	(514)	(1,082)
Payments on long-term debt	(160)	(8)
Net decrease in short-term debt	(5)	(10)
Cash dividends paid	(61)	(58)
Purchases of treasury stock	(176)	(86)
Other	10	18
Net cash flow provided by (used for) financing activities	63	(147)
Effect of exchange rate changes on cash	1	(5)
Net increase (decrease) in cash and cash equivalents	14	(5)
Cash and cash equivalents at beginning of period	96	67
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$110	$62

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

During the fourth quarter of 2015, the Company revised the Consolidated and Condensed Consolidating Statements of Cash Flows to correct an error for the presentation of non-cash capital expenditures which impacted the operating activities section and investing activities section. Please refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2015 for additional information about this revision. The classification error impacted the unaudited Consolidated and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, the impact of this revision increased cash used for Cash paid for property, plant and equipment and decreased cash used for Changes in operating assets and liabilities by $26 million. The effects of this revision did not impact the ending cash balance for any period and were not material to any previously issued financial statements.

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

 NET SALES
During the fourth quarter of 2015, the Company discovered an error between Net sales and Cost of sales due to incorrect eliminations in its Composites segment. Please refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K for the year ended December 31, 2015 for additional information about this revision. For the three and nine months ended September 30, 2015, the previously reported Net sales and Cost of sales were overstated by $14 million and $29 million, respectively. The effect of correcting these errors was not material to any previously issued financial statements and have been revised in the table below.
The following table summarizes our net sales by segment and geographic region (in millions). Corporate eliminations (shown below) largely reflect intercompany sales from Composites to Roofing. External customer sales are attributed to geographic region based upon the location from which the product is shipped to the external customer.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reportable Segments
Composites	$496	$486	$1,486	$1,457
Insulation	476	502	1,275	1,332
Roofing	603	502	1,711	1,398
Total reportable segments	1,575	1,490	4,472	4,187
Corporate eliminations	(57)	(43)	(178)	(134)
NET SALES	$1,518	$1,447	$4,294	$4,053

External Customer Sales by Geographic Region
United States	$1,068	$1,020	$3,010	$2,810
Europe	136	128	422	393
Asia Pacific	174	178	493	492
Other	140	121	369	358
NET SALES	$1,518	$1,447	$4,294	$4,053

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.	SEGMENT INFORMATION (continued)

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reportable Segments
Composites	$61	$61	$199	$188
Insulation	38	58	83	90
Roofing	146	103	388	213
Total reportable segments	245	222	670	491
Restructuring costs	(5)	(2)	(8)	(4)
Acquisition-related costs for InterWrap and Ahlstrom transactions	(4)	—	(8)	—
Recognition of InterWrap inventory fair value step-up	(2)	—	(10)	—
General corporate expense and other	(27)	(24)	(81)	(77)
EBIT	$207	$196	$563	$410

3.	INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2016	December 31, 2015
Finished goods	$495	$436
Materials and supplies	234	208
Total inventories	$729	$644

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2016, and December 31, 2015, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	September 30, 2016	December 31, 2015
Derivative assets designated as hedging instruments:
Net investment hedges
Cross currency swaps	Other current assets	$4	$4
Cross currency swaps	Other non-current assets	$—	$6
Amount of gain recognized in OCI (effective portion)	OCI	$5	$14
Fair value hedges
Interest rate swaps	Other non-current assets	$—	$4
Cash flow hedges:
Natural gas forward swaps	Other current assets	$2	$—
Amount of gain recognized in OCI (effective portion)	OCI	$1	$—
Derivative liabilities designated as hedging instruments:
Net investment hedges
Cross currency swaps	Other liabilities	$4	$—
Cash flow hedges:
Natural gas forward swaps	Accounts payable and accrued liabilities	$—	$5
Amount of loss recognized in OCI related to natural gas forward swaps (effective portion)	OCI	$—	$5
Amount of loss recognized in OCI related to foreign exchange contracts (effective portion)	OCI	$—	$1
Amount of loss recognized in OCI related to treasury interest rate lock	OCI	$1	$—
Derivative assets not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$1	$—
Derivative liabilities not designated as hedging instruments:
Natural gas forward swaps	Accounts payable and accrued liabilities	$—	$1
Foreign exchange contracts	Accounts payable and accrued liabilities	$1	$—

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the notional amount of derivatives and hedging instruments on the Consolidated Balance Sheet (in millions):

		Notional Amount
	Unit of Measure	September 30, 2016
Net investment hedges
Cross currency swaps	U.S. Dollars	$250
Cash flow hedges:
Natural gas forward swaps U.S. indices	MMBtu	7
Natural gas forward swaps European indices	MMBtu (equivalent)	1
The Company had notional amounts for derivative hedging instruments related to non-designated foreign currency exposure in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, Indian Rupee, and South Korean Won for $98 million. In addition, the Company had notional amounts for derivative hedging instruments related to non-designated foreign currency exposure in European Euro primarily related to British Pounds, Russian Rubles, and U.S. Dollars for $38 million.

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2016	2015	2016	2015
Derivative activity designated as hedging instruments:
Natural gas and electricity:
Amount of loss reclassified from OCI into earnings (effective portion)	Cost of sales	$1	$2	$7	$8
Foreign Currency
Amount of loss reclassified from OCI into earnings (effective portion)	Other expenses (income), net	$—	$—	$1	$—
Interest rate swaps:
Amount of loss recognized in earnings	Interest expense, net	$—	$—	$1	$—
Derivative activity not designated as hedging instruments:
Natural gas and electricity:
Amount of (gain) recognized in earnings	Other expenses (income), net	$(1)	$—	$(1)	$(1)
Foreign currency exchange contract:
Amount of (gain)/loss recognized in earnings (a)	Other expenses (income), net	$(1)	$(3)	$5	$(3)

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

In June 2016, the Company entered into a $200 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with the anticipated issuance of 10-year fixed rate senior notes in 2016. The locked fixed rate of this agreement was 1.633%. In July 2016, the Company entered into a similar forward U.S. Treasury rate lock agreement for $100 million at a locked fixed rate of 1.490%. The Company designated these outstanding forward U.S. Treasury rate lock agreements, which would have expired on September 15, 2016, as cash flow hedges. The Company paid $1 million to settle these agreements in August 2016 upon issuance of its 2026 senior notes, effectively locking in the U.S. Treasury fixed interest rate in effect at the time the agreements were initiated. The $1 million fair value of these agreements will be amortized over the remaining life of the senior notes as a component of interest expense. Hedge ineffectiveness for these agreements was less than $1 million. Please refer to Note 10 of the Consolidated Financial Statements for further information on the issuance of the 2026 senior notes.
As of September 30, 2016, $1 million of gains included in accumulated OCI on the Consolidated Balance Sheets relate to natural gas contracts that are expected to impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.
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

5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

September 30, 2016	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	22	$253	$(91)	$162
Technology	19	216	(100)	116
Franchise and other agreements	9	46	(23)	23
Indefinite-lived intangible assets:
Trademarks		845	—	845
Total intangible assets		$1,360	$(214)	$1,146
Goodwill		$1,338

December 31, 2015	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	18	$172	$(82)	$90
Technology	21	193	(93)	100
Franchise and other agreements	10	43	(20)	23
Indefinite-lived intangible assets:
Trademarks		786	—	786
Total intangible assets		$1,194	$(195)	$999
Goodwill		$1,167

Other Intangible Assets
The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $27 million in each of the next five fiscal years. The changes in the gross carrying amount of intangible assets by asset group are as follows (in millions):

	Customer Relationships	Technology	Franchise and Other Agreements	Trademarks	Total
Balance at December 31, 2015	$172	$193	$43	$786	$1,194
Acquisitions (see Note 7)	81	23	—	59	163
Additional Franchises and Agreements	—	—	3	—	3
Balance at September 30, 2016	$253	$216	$46	$845	$1,360

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Goodwill
During the first nine months of 2016, goodwill increased by $171 million as a result of the acquisition of InterWrap Holdings, Inc. ("InterWrap"); see Note 7 for more details of this acquisition. The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first nine months of 2016. The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2015	$56	$888	$223	$1,167
Acquisitions (see Note 7)	—	—	171	171
Balance at September 30, 2016	$56	$888	$394	$1,338

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2016	December 31, 2015
Land	$192	$186
Buildings and leasehold improvements	872	788
Machinery and equipment	3,739	3,478
Construction in progress	265	359
	5,068	4,811
Accumulated depreciation	(1,978)	(1,855)
Property, plant and equipment, net	$3,090	$2,956
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 14% and 15% of total machinery and equipment as of September 30, 2016 and December 31, 2015, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.     ACQUISITIONS
On April 21, 2016, the Company acquired all outstanding shares of InterWrap, a leading manufacturer of roofing underlayment and packaging materials, for approximately $450 million, net of cash acquired. This acquisition expands the Company’s position in roofing components, strengthens the Company’s capabilities to support the conversion from organic to synthetic underlayment and accelerates its growth in the roofing components market. Interwrap's operating results and a preliminary purchase price allocation have been included in the Roofing segment of the Company's Consolidated Financial Statements since the date of the acquisition. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities including intangible assets and tax assets. During the quarter ended September 30, 2016, the Company recorded certain immaterial measurement period adjustments to the purchase price allocation, in addition to correcting a $9 million classification error on the Consolidated Balance Sheet that reduced both Goodwill and Accounts payable and accrued liabilities. The effect of this error was not material to any previously issued financial statements. Both of these adjustments are reflected in the value of goodwill noted below.
The Company's acquisition of InterWrap included intangible assets preliminarily valued at $163 million. These assets consist of indefinite-lived trademarks of $59 million, customer relationships of $81 million with an estimated weighted average life of 25 years, and technology, including patented technology, of $23 million with an estimated weighted average useful life of 14 years. Goodwill is preliminarily valued at approximately $171 million with $20 million expected to be tax-deductible. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the InterWrap acquisition and will support continued market growth through conversion from organic to synthetic underlayment, as well as provide growth opportunities in lumber and metal packaging. Please refer to Note 5 for further information on these intangible assets. The acquisition also included inventory valued at$72 million. During the the first nine months of 2016, the Consolidated Statements of Earnings included $121 million in Net sales attributable to the acquisition and a $10 million charge related to inventory fair value step-up in Cost of sales. The pro forma effect of this acquisition on earnings and revenue was not material.
On July 26, 2016, the Company and Ahlstrom agreed to terminate the previously announced purchase agreement of the non-wovens and fabrics business of Ahlstrom due to challenges associated with obtaining regulatory clearance in Germany. In connection with the termination of the purchase agreement, the Company paid Ahlstrom a termination fee of approximately $3 million. The expense was included within Other expenses (income), net in the Consolidated Statements of Earnings in the third quarter of 2016.

8. WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Nine Months Ended September 30, 2016
Beginning balance	$43
Amounts accrued for current year	17
Settlements of warranty claims	(10)
Ending balance	$50

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.     RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

Acquisition-Related Costs
During the first nine months of 2016, the Company incurred $8 million of transaction and integration costs related to its announced acquisitions, including a $3 million termination fee paid in the third quarter of 2016 to terminate the Ahlstrom purchase agreement. Please refer to Note 7 of the Consolidated Financial Statements for further information on these acquisitions. These costs are recorded in the Corporate, Other and Eliminations category. See Restructuring Costs section below for detail on additional costs related to the InterWrap acquisition. The following table presents the impact and respective location of acquisition-related costs for the first nine months of 2016 on the Consolidated Statements of Earnings (in millions):

Location	Ahlstrom Acquisition	InterWrap Acquisition	Total
Marketing and administrative expenses	$1	$4	$5
Other expenses (income), net	3	—	3
Total acquisition-related costs	$4	$4	$8

Restructuring Costs
2014 Cost Reduction Actions
During 2014, the Company took actions to reduce costs throughout its global Composites network, mainly through the decision to close a facility in Japan and optimize a facility in Canada, in addition to other cost reduction actions. The Company also took actions in 2014 to streamline its management structure and reduce costs, resulting in the elimination of the Building Materials Group organizational structure. In the first nine months of 2016, the Company incurred $6 million of charges for this restructuring, comprised of facility optimization costs, revision of estimated severance costs and a pension-related charge.

InterWrap Acquisition-Related Restructuring Costs
Following the acquisition of InterWrap into the Company's Roofing segment, the Company took actions to realize expected synergies from the newly acquired operations. In the first nine months of 2016, the Company incurred $2 million of accelerated depreciation charges for this restructuring.

The following table summarizes the status of the unpaid liabilities from the Company's restructuring activity (in millions):

	InterWrap Acquisition-Related Restructuring	2014 Cost Reduction Actions	Total
Balance at December 31, 2015	$—	$7	$7
Restructuring costs	2	6	8
Payments	—	(7)	(7)
Non-cash items and reclassifications to other accounts	(2)	(2)	(4)
Balance at September 30, 2016	$—	$4	$4
Cumulative charges incurred	$2	$44	$46

The Company expects the unpaid balance of these restructuring costs to be paid over the next year. As of September 30, 2016, the remaining liability balance is comprised of $3 million of severance and $1 million of contract termination.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	September 30, 2016	December 31, 2015
6.50% senior notes, net of discount and financing fees, due 2016	$—	$158
9.00% senior notes, net of discount and financing fees, due 2019	143	143
4.20% senior notes, net of discount and financing fees, due 2022	596	596
4.20% senior notes, net of discount and financing fees, due 2024	391	390
3.40% senior notes, net of discount and financing fees, due 2026	395	—
7.00% senior notes, net of discount and financing fees, due 2036	536	536
Accounts receivable securitization facility, maturing in 2018	60	—
Various capital leases, due through and beyond 2050	34	36
Fair value adjustment to debt	8	6
Total long-term debt	2,163	1,865
Less – current portion	3	163
Long-term debt, net of current portion	$2,160	$1,702
Senior Notes
The Company issued $400 million of 2026 senior notes on August 8, 2016 subject to $5 million of discounts and issuance costs. Interest on the notes is payable semiannually in arrears on February 15 and August 15 each year, beginning on February 15, 2017. A portion of the proceeds from these notes were used to redeem $158 million of our 2016 senior notes, together with a $2 million make whole call payment and $3 million of accrued interest. In connection with the redemption, the Company recognized a $1 million loss on extinguishment of debt, inclusive of the remaining unamortized financing fees, discount, and interest rate swap fair value adjustment. The remaining proceeds were used to pay down portions of our Receivables Securitization Facility and for general corporate purposes.
The Company issued $400 million of 2024 senior notes on November 12, 2014. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2015. A portion of the proceeds from these notes were used to repay $242 million of our 2016 senior notes and $105 million of our 2019 senior notes. The remaining proceeds were used to pay down our Senior Revolving Credit Facility (as defined below), finance general working capital needs, and for general corporate purposes.
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
As of December 31, 2015, the $158 million in outstanding principal related to our 2016 senior notes was recorded in Long-term debt - current portion on the Consolidated Balance Sheets, along with $2 million net in associated unamortized financing fees, discount, and interest rate swap basis adjustment. These senior notes were fully repaid in third quarter of 2016 in connection with the issuance of our 2026 senior notes.
Collectively, the senior notes above are referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company.
The Senior Notes are fully and unconditionally guaranteed by certain of the Company’s current and future domestic subsidiaries that are a borrower or guarantor under the Company’s credit agreement ("Credit Agreement"). The guarantees are unsecured

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	DEBT (continued)

and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the guarantors. The guarantees are effectively subordinated to existing and future secured debt of the guarantors to the extent of the assets securing that indebtedness.
The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2016.
In the fourth quarter of 2011, the Company terminated the interest rate swaps designated to hedge a portion of the 6.50% senior notes due 2016. The swaps were carried at fair value and recorded as other assets or liabilities, with a fair value adjustment to long-term debt on the Consolidated Balance Sheets. The fair value adjustment to debt was fully amortized in the third quarter of 2016 as a reduction to interest expense in conjunction with the extinguishment of the 2016 senior notes in the same quarter.
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
Senior Revolving Credit Facility
The Company has an $800 million multi-currency senior revolving credit facility that has been amended from time to time (the "Senior Revolving Credit Facility") with a maturity date in November 2020 and uncommitted incremental loans permitted under the facility of $600 million. The Company obtained commitments for $300 million of the $600 million of permitted incremental term loans in March 2016. As discussed further below, the Company subsequently borrowed $300 million on this commitment in April 2016 and fully repaid the $300 million of borrowings in September 2016. The Company may obtain new commitments for incremental term loans up to $600 million as permitted under the facility. No subsequent amendments had an impact on current liquidity terms. The Company removed certain subsidiaries from the list of named guarantors in May 2016. As of September 30, 2016, the Company added additional subsidiaries to the list of named guarantors. The Senior Revolving Credit Facility includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate or LIBOR plus a spread.
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of September 30, 2016.
As of September 30, 2016, the Company had no borrowings on its Senior Revolving Credit Facility, $9 million of outstanding letters of credit, and $791 million available on this facility.
Term Loan
During the first quarter of 2016, the Company obtained a Term Loan commitment for $300 million (the "Term Loan"), as allowed under its existing Senior Revolving Credit Facility. The Term Loan was a partially amortizing loan that required quarterly principal repayments, with a balloon repayment due in November 2020 for any outstanding borrowings. The Term Loan contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants during the third quarter of 2016.
On April 20, 2016, the Company borrowed the $300 million available on the Term Loan at LIBOR plus a spread. These borrowings were used, in addition to borrowings on the Receivables Securitization Facility, to fund the acquisition of InterWrap. Please see Note 7 of the Notes to Consolidated Financial Statements for more information on this acquisition. In the third quarter of 2016, the Company repaid all outstanding borrowings on this Term Loan.

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
As of September 30, 2016, the Company utilized the Receivables Securitization Facility for $60 million in borrowings and $2 million of outstanding letters of credit, and had $188 million available on this facility.
The Receivables Securitization Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of September 30, 2016.
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
Short-Term Debt
At September 30, 2016 and December 31, 2015, short-term borrowings were $1 million and $6 million, respectively. The short-term borrowings consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 6.1% for September 30, 2016 and 4.5% for December 31, 2015.

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
During the second quarter of 2016, the Company recorded a $6 million pension curtailment gain related to 2015. This benefit was recorded in Cost of sales on the Consolidated Statements of Earnings and reduced General corporate expense and other in our Corporate, Other and Eliminations category. The effect of this error was not material to the current or any previously issued financial statements.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$—	$2	$2	$1	$3
Interest cost	11	4	15	11	3	14
Expected return on plan assets	(14)	(5)	(19)	(15)	(5)	(20)
Amortization of actuarial loss	3	—	3	4	1	5
Settlement gain	—	—	—	—	(1)	(1)
Curtailment gain	—	—	—	—	(1)	(1)
Net periodic pension cost	$2	$(1)	$1	$2	$(2)	$—

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$5	$2	$7	$6	$3	$9
Interest cost	33	13	46	33	13	46
Expected return on plan assets	(43)	(17)	(60)	(44)	(18)	(62)
Amortization of actuarial loss	10	2	12	11	3	14
Curtailment gain	—	(6)	(6)	—	(1)	(1)
Settlement Gain	—	—	—	—	(2)	(2)
Contractual termination benefit	—	2	2	—	—	—
Net periodic pension cost	$5	$(4)	$1	$6	$(2)	$4

The Company expects to contribute approximately $50 million in cash to the U.S. pension plans and another $13 million to non-U.S. plans during 2016. The Company made cash contributions of $60 million to the plans during the nine months ended September 30, 2016.

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
The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. Plans for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$—	$1	$1	$2
Interest cost	3	3	7	7
Amortization of prior service cost	(1)	(1)	(3)	(3)
Net periodic benefit cost	$2	$3	$5	$6

12.	CONTINGENT LIABILITIES AND OTHER MATTERS
The Company may be involved in various legal and regulatory proceedings relating to employment, antitrust, tax, product liability, environmental and other matters (collectively, “Proceedings”). The Company regularly reviews the status of such Proceedings along with legal counsel. Liabilities for such Proceedings are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the amount of any reasonably possible losses in excess of any amounts accrued, if any, with respect to such Proceedings or any other known claim, including the matters described below under the caption Environmental Matters (the “Environmental Matters”) are not material to the Company’s financial statements. Management believes that the ultimate disposition of the Proceedings and the Environmental Matters will not have a material adverse effect on the Company’s financial condition. While the likelihood is remote, the disposition of the Proceedings and Environmental Matters could have a material impact on the results of operations, cash flows or liquidity in any given reporting period.
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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act ("RCRA"), and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of September 30, 2016, the Company was involved with a total of 19 sites worldwide, including 7 Superfund sites and 12 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil and groundwater contamination. This can include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At September 30, 2016, the Company had an accrual totaling $2 million, for these costs. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION

Stock Plans

2016 Stock Plan

On April 21, 2016, the Company’s stockholders approved the Owens Corning 2016 Stock Plan (the “2016 Stock Plan”) which replaced the Owens Corning 2013 Stock Plan (the "2013 Stock Plan"). The 2016 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2016 Stock Plan, 2.5 million shares of common stock may be granted in addition to the 1.4 million shares of Company common stock that rolled over from the 2013 Stock Plan as of April 21, 2016. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. There will be no future grants made under the 2013 Stock Plan. At September 30, 2016, the number of shares remaining available under the 2016 Stock Plan for all stock awards was 3.9 million.
Stock Options
The Company did not grant any stock options during the nine months ended September 30, 2016. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is 10 years.
During the three and nine months ended September 30, 2016, the Company recognized expense of less than $1 million and $2 million, respectively, related to the Company's stock options. During the three and nine months ended September 30, 2015 the Company recognized expense of $1 million and $3 million respectively, related to the Company's stock options. As of September 30, 2016, there was $2 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.24 years. The total aggregate intrinsic value of options outstanding as of September 30, 2016 was $29 million.
The following table summarizes the Company’s stock option activity:

	Nine Months Ended September 30, 2016
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	1,953,320	$31.09
Exercised	(660,270)	31.08
Forfeited	(11,350)	38.50
Ending Balance	1,281,700	$31.03
The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at September 30, 2016	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$13.89-$42.16	1,281,700	4.63	$31.03	1,080,725	4.18	$29.56

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION (continued)

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
During the three and nine months ended September 30, 2016, the Company recognized expense of $5 million and $14 million related to the Company's restricted stock. During the three and nine months ended September 30, 2015, the Company recognized expense of $5 million and $13 million, respectively, related to the Company's restricted stock. As of September 30, 2016, there was $33 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.69 years. The total fair value of shares vested during the nine months ended September 30, 2016 and 2015 was $15 million and $17 million, respectively.
The following table summarizes the Company’s restricted stock activity:

	Nine Months Ended September 30, 2016
	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,707,490	$35.37
Granted	526,345	45.41
Vested	(388,892)	37.60
Forfeited	(45,134)	39.70
Ending Balance	1,799,809	$37.66
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
In the nine months ended September 30, 2016, the Company granted both internal company-based and external-based metric PSUs.
Internal based metrics
The internal company-based metrics vest after a three-year period and are based on various Company metrics. The amount of stock distributed will vary from 0% to 300% of PSUs awarded depending on performance versus the internal Company-based metrics.
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
External-based metrics
The external-based metrics vest after a three-year period. Outstanding grants issued in 2015 and thereafter are based on the Company's total stockholder return relative to the performance of the S&P Building & Construction Industry Index. Outstanding

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
The Company estimated the fair value of the external-based metric performance stock grants using a Monte Carlo simulation. The external-based metric performance stock granted in 2016 uses various assumptions that include expected volatility of 26.6%, and a risk free interest rate of 0.8% , both of which were based on an expected term of 2.91 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon U.S. Treasury bills at the time of grant. The expected term represents the period from the grant date to the end of the three-year performance period. Compensation expense for external-based metric PSUs is measured based on the grant date fair value and is recognized on a straight-line basis over the vesting period. Pro-rata vesting may be utilized in the case of death, disability or approved retirement, and awards if earned will be paid at the end of the three-year period.
During the three and nine months ended September 30, 2016, the Company recognized expense of $2 million and $7 million, respectively, related to PSUs. During the three and nine months ended September 30, 2015, the Company recognized expense of $2 million and $5 million, respectively, related to the Company's PSUs. As of September 30, 2016, there was $14 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.87 years.
The following table summarizes the Company’s PSU activity:

	Nine Months Ended September 30, 2016
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	431,400	$44.52
Granted	244,250	48.74
Forfeited	(14,500)	44.49
Ending Balance	661,150	$46.08
Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. At the approval date, 2 million shares were available for purchase under the ESPP. As of September 30, 2016, 1.4 million shares remain available for purchase.
During the three and nine months ended September 30, 2016, the Company recognized expense of $1 million and $2 million, respectively, related to the Company's ESPP. During the three and nine months ended September 30, 2015, the Company recognized expense of less than $1 million, and $1 million respectively, related to the Company's ESPP. As of September 30, 2016, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net earnings attributable to Owens Corning	$112	$112	$307	$221
Weighted-average number of shares outstanding used for basic earnings per share	114.1	117.2	114.9	117.5
Non-vested restricted and performance shares	0.9	0.7	0.8	0.5
Options to purchase common stock	0.4	0.4	0.3	0.4
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	115.4	118.3	116.0	118.4
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$0.98	$0.96	$2.67	$1.88
Diluted	$0.97	$0.95	$2.65	$1.87
In 2012, the Board approved a share buy-back authorization under which the Company could repurchase up to 10 million shares of the Company’s outstanding common stock (the “ 2012 Repurchase Authorization”). The 2012 Repurchase authorization enabled the Company to repurchase shares through the open market, privately negotiated transactions or other transactions. The actual number of shares repurchased depends on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 3.4 million shares of its common stock for $171 million during the nine months ended September 30, 2016 under the 2012 Repurchase authorization. As of September 30, 2016, 1.2 million shares remain available for repurchase under the 2012 Repurchase authorization.
On October 24, 2016, the Board approved a new share buy-back authorization under which the Company is enabled to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2016 Repurchase Authorization”). The 2016 Repurchase Authorization is in addition to the share 2012 Repurchase Authorization, (the 2012 Repurchase Authorization and collectively with the 2016 Repurchase Authorization, the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion.
For the three and nine months ended September 30, 2016, the number of shares used in the calculation of diluted earnings per share did not include 0.1 million non-vested performance shares due to their anti-dilutive effect.
For the three months ended September 30, 2015, the number of shares used in the calculation of diluted earnings per share did not include 0.6 million of options to purchase common stock, due to their anti-dilutive effect. For the nine months ended September 30, 2015, the number of shares used in the calculation of diluted earnings per share did not include 0.1 million non-vested restricted stock and PSU's, and 0.6 million of options to purchase common stock, due to their anti-dilutive effect.

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
The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall as of September 30, 2016 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets	$7	$—	$7	$—
Liabilities:
Derivative liabilities	$5	$—	$5	$—
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

15.    FAIR VALUE MEASUREMENT (continued)

Items Disclosed at Fair Value
Long-term debt
The following table shows the fair value of the Company’s long-term debt as calculated based on quoted market prices for the same or similar issues (Level 2 input), or on the current rates offered to the Company for debt of the same remaining maturities:

	September 30, 2016	December 31, 2015
6.50% senior notes, net of discount, due 2016	—%	103%
9.00% senior notes, net of discount, due 2019	118%	116%
4.20% senior notes, net of discount, due 2022	108%	99%
4.20% senior notes, net of discount, due 2024	106%	100%
3.40% senior notes, net of discount, due 2026	103%	—%
7.00% senior notes, net of discount, due 2036	128%	105%
The Company determined that the book value of the remaining long-term debt instruments approximates market value.

16.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income tax expense	$65	$55	$172	$112
Effective tax rate	37%	33%	36%	33%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and nine months ended September 30, 2016 is primarily due to an increase in unrecognized tax benefit reserves, U.S. state and local income tax expense, the benefit of lower foreign tax rates and other discrete adjustments.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (“AOCI”) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Currency Translation Adjustment
Beginning balance	$(226)	$(176)	$(247)	$(133)
Net investment hedge amounts classified into AOCI, net of tax	(3)	2	(5)	5
Gain/(loss) on foreign currency translation	1	(40)	24	(86)
Other comprehensive income/(loss), net of tax	(2)	(38)	19	(81)
Ending balance	$(228)	$(214)	$(228)	$(214)

Pension and Other Postretirement Adjustment
Beginning balance	$(409)	$(406)	$(419)	$(412)
Amounts reclassified from AOCI to net earnings, net of tax (a)	3	2	3	6
Amounts classified into AOCI, net of tax	1	4	11	6
Other comprehensive income, net of tax	4	6	14	12
Ending balance	$(405)	$(400)	$(405)	$(400)

Deferred Gain (Loss) on Hedging
Beginning balance	$—	$(2)	$(4)	$(5)
Amounts reclassified from AOCI to net earnings, net of tax (b)	1	1	5	5
Amounts classified into AOCI, net of tax	—	(2)	—	(3)
Other comprehensive income/(loss), net of tax	1	(1)	5	2
Ending balance	$1	$(3)	$1	$(3)

Total AOCI ending balance	$(632)	$(617)	$(632)	$(617)

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
ASU 2016-15 "Statement of Cash Flows (Topic 230)"
This standard addresses the presentation and classification of eight specific cash flow issues, including debt prepayment and extinguishment costs. Entities will adopt the standard using a retrospective method.
		January 1, 2018	We do not expect the update to have a material impact on the Company's Consolidated Financial Statements.
Recently adopted standards:
ASU 2015-07 "Fair Value Measurement (Topic 820)"	This standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.	January 1, 2016
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

Guarantor and Nonguarantor Financial Statements
The Senior Notes and the Senior Revolving Credit Facility are guaranteed, fully, unconditionally and jointly and severally, by certain of Owens Corning’s current and future wholly-owned material domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Revolving Credit Facility (collectively, the “Nonguarantor Subsidiaries”).
Additional domestic subsidiaries were added to the Credit Agreement as Guarantor Subsidiaries as of September 30, 2016. As a result, the Condensed Consolidating Financial Statements presented for previous periods were retrospectively revised based on the guarantor structure that existed as of September 30, 2016. The impact of these revisions was not material to the periods presented.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,106	$545	$(133)	$1,518
COST OF SALES	—	856	421	(133)	1,144
Gross margin	—	250	124	—	374
OPERATING EXPENSES
Marketing and administrative expenses	35	76	30	—	141
Science and technology expenses	—	17	3	—	20
Other expenses (income), net	(5)	(6)	17	—	6
Total operating expenses	30	87	50	—	167
EARNINGS BEFORE INTEREST AND TAXES	(30)	163	74	—	207
Interest expense, net	28	—	—	—	28
Loss (gain) on extinguishment of debt	1	—	—	—	1
EARNINGS BEFORE TAXES	(59)	163	74	—	178
Income tax expense	(35)	93	7	—	65
Equity in net earnings of subsidiaries	136	66	—	(202)	—
Equity in net earnings of affiliates	—	—	—	—	—
NET EARNINGS	112	136	67	(202)	113
Net earnings attributable to noncontrolling interests	—	—	1	—	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$112	$136	$66	$(202)	$112

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

 OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,050	$494	$(97)	$1,447
COST OF SALES	(1)	829	376	(97)	1,107
Gross margin	1	221	118	—	340
OPERATING EXPENSES
Marketing and administrative expenses	30	71	29	—	130
Science and technology expenses	—	15	3	—	18
Other expenses (income), net	(24)	6	14	—	(4)
Total operating expenses	6	92	46	—	144
EARNINGS BEFORE INTEREST AND TAXES	(5)	129	72	—	196
Interest expense, net	25	—	3	—	28
Loss (gain) on extinguishment of debt	—	—	—	—	—
EARNINGS BEFORE TAXES	(30)	129	69	—	168
Income tax expense	(10)	51	14	—	55
Equity in net earnings of subsidiaries	132	54	—	(186)	—
Equity in net earnings of affiliates	—	—	—	—	—
NET EARNINGS	112	132	55	(186)	113
Net earnings attributable to noncontrolling interests	—	—	1	—	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$112	$132	$54	$(186)	$112

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,123	$1,539	$(368)	$4,294
COST OF SALES	2	2,439	1,159	(368)	3,232
Gross margin	(2)	684	380	—	1,062
OPERATING EXPENSES
Marketing and administrative expenses	103	233	90	—	426
Science and technology expenses	—	50	10	—	60
Other expenses (income), net	(8)	31	(10)	—	13
Total operating expenses	95	314	90	—	499
EARNINGS BEFORE INTEREST AND TAXES	(97)	370	290	—	563
Interest expense, net	74	(1)	7	—	80
Loss (gain) on extinguishment of debt	1	—	—	—	1
EARNINGS BEFORE TAXES	(172)	371	283	—	482
Income tax expense	(85)	188	69	—	172
Equity in net earnings of subsidiaries	394	211	—	(605)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS	307	394	215	(605)	311
Net earnings attributable to noncontrolling interests	—	—	4	—	4
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$307	$394	$211	$(605)	$307

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$2,909	$1,430	$(286)	$4,053
COST OF SALES	—	2,366	1,116	(286)	3,196
Gross margin	—	543	314	—	857
OPERATING EXPENSES
Marketing and administrative expenses	92	212	85	—	389
Science and technology expenses	—	44	9	—	53
Other expenses (income), net	(41)	24	22	—	5
Total operating expenses	51	280	116	—	447
EARNINGS BEFORE INTEREST AND TAXES	(51)	263	198	—	410
Interest expense, net	73	2	5	—	80
Loss (gain) on extinguishment of debt	(5)	—	—	—	(5)
EARNINGS BEFORE TAXES	(119)	261	193	—	335
Income tax expense	(39)	97	54	—	112
Equity in net earnings of subsidiaries	301	137	—	(438)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS	221	301	140	(438)	224
Net earnings attributable to noncontrolling interests	—	—	3	—	3
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$221	$301	$137	$(438)	$221

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$112	$136	$67	$(202)	$113
Currency translation adjustment (net of tax)	(2)	—	2	(2)	(2)
Pension and other postretirement adjustment (net of tax)	4	(1)	3	(2)	4
Deferred gain on hedging (net of tax)	1	—	—	—	1
COMPREHENSIVE EARNINGS	115	135	72	(206)	116
Comprehensive earnings attributable to noncontrolling interests	—	—	1	—	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$115	$135	$71	$(206)	$115

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$112	$132	$55	$(186)	$113
Currency translation adjustment (net of tax)	(38)	(1)	(40)	41	(38)
Pension and other postretirement adjustment (net of tax)	6	(1)	6	(5)	6
Deferred gain on hedging (net of tax)	(1)	—	(1)	1	(1)
COMPREHENSIVE EARNINGS	79	130	20	(149)	80
Comprehensive earnings attributable to noncontrolling interests	—	—	1	—	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$79	$130	$19	$(149)	$79

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$307	$394	$215	$(605)	$311
Currency translation adjustment (net of tax)	19	(3)	28	(25)	19
Pension and other postretirement adjustment (net of tax)	14	22	4	(26)	14
Deferred gain on hedging (net of tax)	5	1	1	(2)	5
COMPREHENSIVE EARNINGS	345	414	248	(658)	349
Comprehensive earnings attributable to noncontrolling interests	—	—	4	—	4
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$345	$414	$244	$(658)	$345

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$221	$301	$140	$(438)	$224
Currency translation adjustment (net of tax)	(81)	(1)	(86)	87	(81)
Pension and other postretirement adjustment (net of tax)	12	(3)	8	(5)	12
Deferred gain on hedging (net of tax)	2	4	—	(4)	2
COMPREHENSIVE EARNINGS	154	301	62	(360)	157
Comprehensive earnings attributable to noncontrolling interests	—	—	3	—	3
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$154	$301	$59	$(360)	$154

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2016
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$35	$2	$73	$—	$110
Receivables, less allowances	—	—	796	—	796
Due from affiliates	—	2,530	—	(2,530)	—
Inventories	—	425	304	—	729
Assets held for sale	—	3	10	—	13
Other current assets	11	21	22	—	54
Total current assets	46	2,981	1,205	(2,530)	1,702
Investment in subsidiaries	7,666	1,744	—	(9,410)	—
Due from affiliates	—	—	—	—	—
Property, plant and equipment, net	467	1,533	1,090	—	3,090
Goodwill	—	1,159	179	—	1,338
Intangible assets, net	—	1,043	223	(120)	1,146
Deferred income taxes	(23)	341	51	—	369
Other non-current assets	13	68	150	—	231
TOTAL ASSETS	$8,169	$8,869	$2,898	$(12,060)	$7,876
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$83	$776	$140	$—	$999
Due to affiliates	1,849	—	681	(2,530)	—
Short-term debt	—	—	1	—	1
Long-term debt – current portion	—	2	1	—	3
Total current liabilities	1,932	778	823	(2,530)	1,003
Long-term debt, net of current portion	2,069	12	79	—	2,160
Due to affiliates	—	—	—	—	—
Pension plan liability	230	—	91	—	321
Other employee benefits liability	—	223	14	—	237
Deferred income taxes	—	—	36	—	36
Other liabilities	45	190	67	(120)	182
Redeemable equity	—	—	2	—	2
OWENS CORNING STOCKHOLDERS’ EQUITY
Total Owens Corning stockholders’ equity	3,893	7,666	1,744	(9,410)	3,893
Noncontrolling interests	—	—	42	—	42
Total equity	3,893	7,666	1,786	(9,410)	3,935
TOTAL LIABILITIES AND EQUITY	$8,169	$8,869	$2,898	$(12,060)	$7,876

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$48	$48	$—	$96
Receivables, less allowances	—	—	709	—	709
Due from affiliates	—	2,382	—	(2,382)	—
Inventories	—	392	252	—	644
Assets held for sale	—	—	12	—	12
Other current assets	11	21	15	—	47
Total current assets	11	2,843	1,036	(2,382)	1,508
Investment in subsidiaries	7,220	1,423	—	(8,643)	—
Due from affiliates	—	—	—	—	—
Property, plant and equipment, net	463	1,451	1,042	—	2,956
Goodwill	—	1,149	18	—	1,167
Intangible assets, net	—	986	144	(131)	999
Deferred income taxes	—	430	62	—	492
Other non-current assets	25	61	136	—	222
TOTAL ASSETS	$7,719	$8,343	$2,438	$(11,156)	$7,344
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$56	$703	$153	$—	$912
Due to affiliates	1,760	—	622	(2,382)	—
Short-term debt	—	—	6	—	6
Long-term debt – current portion	160	2	1	—	163
Total current liabilities	1,976	705	782	(2,382)	1,081
Long-term debt, net of current portion	1,668	14	20	—	1,702
Due to affiliates	—	—	—	—	—
Pension plan liability	286	—	111	—	397
Other employee benefits liability	—	227	13	—	240
Deferred income taxes	—	—	8	—	8
Other liabilities	50	177	41	(131)	137
Redeemable equity	—	—	—	—	—
OWENS CORNING STOCKHOLDERS’ EQUITY
Total Owens Corning stockholders’ equity	3,739	7,220	1,423	(8,643)	3,739
Noncontrolling interests	—	—	40	—	40
Total equity	3,739	7,220	1,463	(8,643)	3,779
TOTAL LIABILITIES AND EQUITY	$7,719	$8,343	$2,438	$(11,156)	$7,344

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(67)	$621	$136	$(11)	$679
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(11)	(216)	(54)	—	(281)
Proceeds from the sale of assets or affiliates	—	—	—	—	—
Investment in subsidiaries and affiliates, net of cash acquired	—	—	(450)	—	(450)
Purchases of alloy	—	—	—	—	—
Proceeds from sale of alloy	—	—	—	—	—
Other	2	—	—	—	2
Net cash flow used for investing activities	(9)	(216)	(504)	—	(729)
NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from long-term debt	395	—	—	—	395
Proceeds from senior revolving credit and receivables securitization facilities	—	—	574	—	574
Proceeds from term loan borrowing	300	—	—	—	300
Payments on term loan borrowing	(300)	—	—	—	(300)
Payments on senior revolving credit and receivables securitization facilities	—	—	(514)	—	(514)
Payments on long-term debt	(160)	—	—	—	(160)
Net decrease in short-term debt	—	—	(5)	—	(5)
Cash dividends paid	(61)	—	—	—	(61)
Purchases of treasury stock	(176)	—	—	—	(176)
Intercompany dividends paid	—	—	(11)	11	—
Other intercompany loans	103	(451)	348	—	—
Other	10	—	—	—	10
Net cash flow provided by (used for) financing activities	111	(451)	392	11	63
Effect of exchange rate changes on cash	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	35	(46)	25	—	14
Cash and cash equivalents at beginning of period	—	48	48	—	96
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35	$2	$73	$—	$110

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(54)	$248	$216	$—	$410
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(10)	(203)	(53)	—	(266)
Proceeds from the sale of assets or affiliates	—	—	3	—	3
Investment in subsidiaries and affiliates, net of cash acquired	—	—	—	—	—
Purchases of alloy	—	—	(8)	—	(8)
Proceeds from sale of alloy	—	—	8	—	8
Other	—	—	—	—	—
Net cash flow used for investing activities	(10)	(203)	(50)	—	(263)
NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	—	—	—
Proceeds from senior revolving credit and receivables securitization facilities	943	—	136	—	1,079
Proceeds from term loan borrowing	—	—	—	—	—
Payments on term loan borrowing	—	—	—	—	—
Payments on senior revolving credit and receivables securitization facilities	(942)	—	(140)	—	(1,082)
Payments on long-term debt	(5)	(1)	(2)	—	(8)
Net decrease in short-term debt	—	(13)	3	—	(10)
Cash dividends paid	(58)	—	—	—	(58)
Purchase of treasury stock	(86)	—	—	—	(86)
Intercompany dividends paid	—	—	—	—	—
Other intercompany loans	194	(30)	(164)	—	—
Other	18	—	—	—	18
Net cash flow provided by (used for) financing activities	64	(44)	(167)	—	(147)
Effect of exchange rate changes on cash	—	—	(5)	—	(5)
Net increase (decrease) in cash and cash equivalents	—	1	(6)	—	(5)
Cash and cash equivalents at beginning of period	—	1	66	—	67
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2	$60	$—	$62

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
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $112 million in the third quarter of 2016 and 2015. The Company reported $207 million in earnings before interest and taxes (“EBIT”) for the third quarter of 2016 compared to $196 million in the same period of 2015. The Company generated $218 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the third quarter of 2016 compared to $198 million in the same period of 2015. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. Segment EBIT performance compared to the same period of 2015 increased $43 million in our Roofing segment, was flat in our Composites segment and decreased $20 million in our Insulation segment. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $3 million.
In our Roofing segment, EBIT in the third quarter of 2016 was $146 million compared to $103 million in the same period in 2015 driven primarily by higher sales volumes and asphalt cost deflation. In our Composites segment, EBIT was $61 million in the third quarter of 2016 and 2015, as higher furnace rebuild and startup costs were offset by higher selling prices and higher sales volumes. In our Insulation segment, EBIT in the third quarter of 2016 was $38 million compared to $58 million in the same period in 2015 primarily due to the negative impact of lower production volumes.
In the nine months ended September 30, 2016, the Company's operating activities provided $679 million in cash flow, compared to $410 million in the same period in 2015. This increase in cash provided by operating activities was primarily driven by increased earnings and increased cash provided by changes in operating assets and liabilities, mainly lower receivables.
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
The Company issued $400 million of 2026 senior notes on August 8, 2016 at 3.40%. The proceeds of these notes were used for general corporate purposes, to fully repay outstanding debt on our Receivables Securitization Facility and to repay all $158 million of outstanding 2016 senior notes through a make whole call redemption. In connection with this redemption, the Company recognized a $1 million loss on extinguishment of debt. During the third quarter of 2016, the remaining proceeds were used, in addition to borrowings on the Receivables Securitization Facility, to repay the Term Loan, which was drawn in the second quarter of 2016. The Term Loan was used, in addition to borrowings on the Receivables Securitization Facility, to fund the acquisition of InterWrap.
The Company repurchased 1.6 million shares of the Company's common stock for $86 million in the third quarter of 2016 under a previously announced repurchase authorization. As of September 30, 2016, 1.2 million shares remained available for repurchase under the previously announced repurchase authorization. On October 24, 2016, the Company's Board of Directors approved an additional 10 million share repurchase authorization.
On July 26, 2016, the Company and Ahlstrom agreed to terminate the previously announced purchase agreement of the non-wovens and fabrics business of Ahlstrom due to challenges associated with obtaining regulatory clearance in Germany. In connection with the termination of the purchase agreement, the Company paid Ahlstrom a termination fee of approximately $3 million in the third quarter of 2016.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$1,518	$1,447	$4,294	$4,053
Gross margin	$374	$340	$1,062	$857
% of net sales	25%	23%	25%	21%
Marketing and administrative expenses	$141	$130	$426	$389
Earnings before interest and taxes	$207	$196	$563	$410
Interest expense, net	$28	$28	$80	$80
Loss (gain) on extinguishment of debt	$1	$—	$1	$(5)
Income tax expense	$65	$55	$172	$112
Net earnings attributable to Owens Corning	$112	$112	$307	$221
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
Third quarter and year-to-date 2016 net sales increased $71 million and $241 million, respectively, compared to the same periods in 2015. The increase in net sales was driven by higher sales volumes in our Roofing and Composites segments, which more than offset lower sales volumes in our Insulation segment. Net sales in our Roofing segment also increased due to the acquisition of InterWrap. For the year-to-date comparison, the increase in net sales was driven by higher sales volumes in our Roofing and Composites segments and the impact of the InterWrap acquisition. This increase was partially offset by lower sales volumes in our Insulation segment and the negative impact of translating sales denominated in foreign currencies into U.S. dollars, primarily in our Composites and Insulation segments.
GROSS MARGIN
In both the third quarter and year-to-date of 2016, gross margin increased $34 million and $205 million, respectively, compared to the same periods in 2015. The improvement for both comparisons was driven by higher sales volumes and the benefit of lower input costs, primarily asphalt costs, in our Roofing segment. For both the third quarter and year-to-date, the gross margin contribution from the InterWrap acquisition was largely offset by the negative impact of production curtailments in our Insulation segment and restructuring and acquisition-related costs discussed in the section below.
RESTRUCTURING AND ACQUISITION-RELATED COSTS
The Company has incurred restructuring, transaction and integration costs related to acquisitions, along with restructuring costs in connection with its global cost reduction and productivity initiatives. These costs are recorded in the Corporate, Other and Eliminations category. Please refer to Notes 7 and 9 of the Consolidated Financial Statements for further information on the nature of these costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2016	2015	2016	2015
Restructuring costs	Cost of sales	$(3)	$(6)	$(6)	$(9)
Restructuring costs	Other expenses (income), net	(2)	4	(2)	5
Acquisition-related costs for InterWrap and Ahlstrom transactions	Marketing and administrative expenses	(1)	—	(5)	—
Acquisition-related costs for Ahlstrom transaction	Other expenses (income), net	(3)	—	(3)	—
Recognition of InterWrap inventory fair value step-up	Cost of sales	(2)	—	(10)	—
Total restructuring, acquisition and integration-related costs		$(11)	$(2)	$(26)	$(4)
MARKETING AND ADMINISTRATIVE EXPENSES
Marketing and administrative expenses for the third quarter and year-to-date of 2016 increased $11 million and $37 million, respectively, compared to the same periods in 2015. For the third quarter, the increase was primarily due to higher selling, general and administrative expenses in our Roofing segment and the impact of our InterWrap acquisition. For the year-to-date, the increase was primarily due to higher selling, general and administrative expenses in our Roofing segment, acquisition-related costs and higher performance-based compensation.
EARNINGS BEFORE INTEREST AND TAXES
EBIT increased by $11 million for the third quarter of 2016 compared to the same period in 2015. Third quarter EBIT in our Composites segment was flat. In our Insulation segment, third quarter EBIT decreased by $20 million. In our Roofing segment, third quarter EBIT increased by $43 million. Corporate, Other and Eliminations EBIT costs were $12 million higher quarter-over-quarter mainly due to restructuring and acquisition-related expenses.
For the year-to-date 2016, EBIT increased by $153 million compared to the same period in 2015. Year-to-date EBIT in our Composites segment increased by $11 million. In our Insulation segment, year-to-date EBIT decreased by $7 million. In our Roofing segment, year-to-date EBIT increased by $175 million. Corporate, Other and Eliminations EBIT costs were $26 million higher year-over-year mainly due to restructuring and acquisition-related expenses.
INTEREST EXPENSE, NET
Third quarter and year-to-date interest expense, net was flat compared to the same periods in 2015.
LOSS (GAIN) ON EXTINGUISHMENT OF DEBT
During the third quarter of 2016, the Company recorded a $1 million loss on extinguishment of debt in connection with the redemption of its 2016 senior notes. During the second quarter of 2015, the Company recorded a $5 million gain on extinguishment of debt as a result of purchasing its World Headquarters facility, which had previously been classified as a capital lease.

INCOME TAX EXPENSE

Income tax expense for the three and nine months ended September 30, 2016 was $65 million and $172 million, respectively. For the third quarter and year-to date 2016, the Company’s effective tax rate was 37% and 36%, respectively. The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and nine months ended September 30, 2016 is primarily due to an increase in unrecognized tax benefit reserves, U.S. state and local income tax expense, the benefit of lower foreign tax rates and other discrete adjustments.

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
Income tax expense for the three and nine months ended September 30, 2015 was $55 million and $112 million, respectively. For the third quarter and year-to-date 2015, the Company’s effective tax rate was 33%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and nine months ended September 30, 2015 is primarily attributable to the tax accounting treatment related to various locations which are currently in a loss position, reversal of valuation allowances, the benefit of lower foreign tax rates, and other discrete tax adjustments.
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

Adjusting items are shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restructuring costs	$(5)	$(2)	$(8)	$(4)
Acquisition-related costs for InterWrap and Ahlstrom transactions	(4)	—	(8)	—
Recognition of InterWrap inventory fair value step-up	(2)	—	(10)	—
Total adjusting items	$(11)	$(2)	$(26)	$(4)

The reconciliation from net earnings attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$112	$112	$307	$221
Less: Net earnings attributable to noncontrolling interests	1	1	4	3
NET EARNINGS	113	113	311	224
Equity in net earnings of affiliates	—	—	1	1
Income tax expense	65	55	172	112
EARNINGS BEFORE TAXES	178	168	482	335
Interest expense, net	28	28	80	80
Loss (gain) on extinguishment of debt	1	—	1	(5)
EARNINGS BEFORE INTEREST AND TAXES	207	196	563	410
Less: adjusting items from above	(11)	(2)	(26)	(4)
ADJUSTED EBIT	$218	$198	$589	$414

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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$496	$486	$1,486	$1,457
% change from prior year	2%	-1%	2%	-1%
EBIT	$61	$61	$199	$188
EBIT as a % of net sales	12%	13%	13%	13%
Depreciation and amortization expense	$36	$29	$103	$92

NET SALES

In our Composites segment, net sales in the third quarter of 2016 increased $10 million compared to the same period in 2015. For the third quarter, the increase was driven by higher sales volumes of about 3% and higher selling prices of $3 million. These benefits were partially offset by $6 million of unfavorable product mix related to higher sales volumes into the roofing market.

For the year-to-date, net sales in our Composites segment increased $29 million compared to the same period in 2015. The increase was driven by higher sales volumes of about 5% and higher selling prices of $21 million. These benefits were partially offset by $37 million of unfavorable product mix mainly related to the prior year's specialty glass sales and the negative impact of translating sales denominated in foreign currencies into United States dollars.

EBIT

In our Composites segment, EBIT in the third quarter of 2016 was flat compared to the same period in 2015. Higher furnace rebuild and plant startup costs of $9 million were offset about equally by higher selling prices, higher sales volumes and input cost deflation.

For the year-to-date 2016, EBIT in our Composites segment was $11 million higher compared to the same period in 2015. Higher furnace rebuild and startup costs of $25 million were partially offset by higher selling prices. Higher sales volumes were largely offset by unfavorable product mix of $16 million related to the comparison against the prior year's specialty glass sales. The remaining change was driven by input cost deflation. One-time benefits from our third-party supply agreements were offset by slightly higher selling, general and administrative expenses.

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. In 2016, we expect moderate global industrial production growth.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$476	$502	$1,275	$1,332
% change from prior year	-5%	11%	-4%	6%
EBIT	$38	$58	$83	$90
EBIT as a % of net sales	8%	12%	7%	7%
Depreciation and amortization expense	$26	$25	$78	$75
NET SALES
In our Insulation segment, net sales in the third quarter of 2016 decreased $26 million compared to the same period in 2015. Sales volumes were lower by approximately 4%, primarily due to the expiration of contract manufacturing agreements at the beginning of 2016 and a commercial dispute with a large residential insulation installer. Selling prices were $12 million lower across the segment, but were largely offset by $10 million of favorable customer mix. The remaining decrease was driven by the negative impact of translating sales denominated in foreign currencies into United States dollars.
For the year-to-date 2016, net sales in our Insulation segment decreased $57 million compared to the same period in 2015. The decrease was primarily driven by lower sales volumes of about 4%, primarily due to the expiration of contract manufacturing agreements at the beginning of 2016 and a commercial dispute with a large residential insulation installer. Favorable customer mix of $24 million was partially offset by lower selling prices of $16 million. The remaining decrease of $19 million was due to negative foreign currency translation.
EBIT
In our Insulation segment, EBIT in the third quarter of 2016 decreased by $20 million compared to the same period in 2015. For the third quarter, EBIT was negatively impacted by $14 million of unfavorable manufacturing performance from production curtailments. Lower selling prices of $12 million were partially offset by $9 million of favorable customer mix. The remaining change was driven by lower sales volumes.
For the year-to-date, the EBIT in our Insulation segment decreased by $7 million compared to the same period in 2015. For the year-to-date, favorable customer mix of $18 million was largely offset by lower selling prices. Unfavorable manufacturing performance of $12 million, mainly due to production curtailments, was largely offset by the $10 million benefit on input cost deflation. The remaining change was driven about equally by the impact of lower sales volumes and negative foreign currency translation.
OUTLOOK
During the third quarter of 2016, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was approximately 1.140 million, down slightly from an annual average of approximately 1.155 million starts in the third quarter of 2015. While the trend in U.S. housing starts has generally been positive over the past couple of years, the timing and pace of recovery of the United States housing market remains uncertain.
The changes to our market share from a commercial dispute with a large residential insulation installer (which represented approximately 7% of 2015 Insulation segment sales) and the related production curtailments will impact revenue growth and EBIT for the remainder of 2016. We now expect that our Insulation segment net sales could be down by about 5% and EBIT margins down about 1 percentage point in 2016 compared to 2015.
In the mid-term beyond 2016, the Company expects its Insulation segment to continue to benefit from an overall strengthening of the U.S. housing market, higher capacity utilization and improved pricing. We believe the geographic, product and channel mix

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$603	$502	$1,711	$1,398
% change from prior year	20%	6%	22%	-1%
EBIT	$146	$103	$388	$213
EBIT as a % of net sales	24%	21%	23%	15%
Depreciation and amortization expense	$13	$10	$34	$29
NET SALES
In our Roofing segment, net sales in the third quarter of 2016 increased by $101 million compared to the same period in 2015. For the third quarter, sales volumes increased by about 10%, as higher re-roof demand, driven largely by storm activity, and increased demand from new construction contributed to the growth of the U.S. asphalt shingle market. Our second quarter 2016 acquisition of InterWrap contributed $65 million of net sales. The remaining change was driven by $9 million of lower third-party asphalt sales and slightly lower selling prices.
For the year-to-date, net sales in our Roofing segment increased $313 million compared to the same period in 2015. The increase was driven primarily by higher sales volumes of approximately 20% and the $121 million impact of our second quarter 2016 acquisition of InterWrap. The remaining change was driven by $50 million of lower selling prices and $43 million of lower third-party asphalt sales. Third-party asphalt sales represent approximately 9% of our year-to-date 2016 Roofing segment sales and are largely a cost-plus business. Asphalt input costs and third party asphalt sales prices are correlated to crude oil prices.
EBIT
In our Roofing segment, EBIT in the third quarter of 2016 increased by $43 million compared to the same period in 2015. The improvement was driven about equally by higher sales volumes and the favorable impact of asphalt cost deflation. The $14 million favorable impact of our second quarter 2016 acquisition was offset by higher selling, general and administrative expenses and slightly lower selling prices.
For the year-to-date 2016, EBIT in our Roofing segment was $175 million higher compared to the same period in 2015. The increase was primarily driven by higher sales volumes. The asphalt cost deflation benefit of $94 million was partially offset by lower selling prices. The $26 million favorable impact of our second quarter 2016 acquisition was partially offset by higher selling, general and administrative expenses, primarily driven by increased sales and marketing costs associated with higher sales volumes.
OUTLOOK
In our Roofing segment, we expect the factors that have driven strong margins in recent years will continue to deliver profitability. The overall market size will impact our financial outlook for this year. Other uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restructuring costs	$(5)	$(2)	$(8)	$(4)
Acquisition-related costs for InterWrap and Ahlstrom transactions	(4)	—	(8)	—
Recognition of InterWrap inventory fair value step-up	(2)	—	(10)	—
General corporate expense and other	(27)	(24)	(81)	(77)
EBIT	$(38)	$(26)	$(107)	$(81)
Depreciation and amortization	$9	$9	$27	$28

EBIT
In Corporate, Other and Eliminations, EBIT losses for the third quarter and year-to-date of 2016 were higher by $12 million and $26 million, respectively, compared to the same periods in 2015, primarily due to costs related to our previously announced acquisitions for both comparisons. See details of these costs in the table above and further explained in the Adjusted Earnings Before Interest and Taxes paragraph of MD&A. General corporate expense and other in the third quarter of 2016 was $3 million higher compared to the same period in 2015, due to increased general corporate expenses. For the year-to-date, general corporate expense and other was $4 million higher compared to the same period in 2015, as higher performance-based compensation and increased general corporate expenses were largely offset by a pension-related gain.
OUTLOOK
In 2016, we expect general corporate expenses to be approximately $120 million to $130 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary external sources of liquidity are its Senior Revolving Credit Facility and its Receivables Securitization Facility.
The Company has an $800 million Senior Revolving Credit Facility that has been amended from time to time, which matures in November 2020 and permits incremental term loans under the facility of up to $600 million. In March 2016, the Company obtained commitments for $300 million of the $600 million of permitted incremental term loans under the Senior Revolving Credit Facility. As discussed further below, the Company subsequently borrowed $300 million on this commitment in April 2016 and fully repaid the $300 million of borrowings in September 2016. The Company may obtain new commitments for incremental term loans up to $600 million as permitted under the facility. Subsequent amendments did not impact liquidity terms.
During the first quarter of 2016, the Company obtained a $300 million Term Loan commitment, as allowed under its existing Senior Revolving Credit Facility. During the second quarter of 2016, the Company borrowed the $300 million available on its Term Loan commitment. The Term Loan was a partially amortizing loan that required quarterly principal repayments, with a balloon repayment due in November 2020 for any outstanding borrowings. These borrowings were used, in addition to borrowings on the Receivables Securitization Facility, to fund the acquisition of InterWrap. Please see Note 7 of the Notes to Consolidated Financial Statements for more information on this acquisition. In the third quarter of 2016, the Company repaid all outstanding borrowings on this Term Loan.
The Company has a $250 million receivables securitization facility which matures in January 2018.
As of September 30, 2016, the Company utilized its Receivables Securitization Facility for $60 million of borrowings and $2 million of outstanding letters of credit, and had $188 million available on this facility. As of September 30, 2016, the Company had no borrowings on its Senior Revolving Credit Facility, $9 million of outstanding letters of credit, and $791 million available on this facility.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company issued $400 million of 2026 senior notes on August 8, 2016 subject to $5 million of discounts and issuance costs. Interest on the notes is payable semiannually in arrears on February 15 and August 15 each year, beginning on February 15, 2017. A portion of the proceeds from these notes were used to redeem $158 million of our 2016 senior notes, together with a $2 million make whole call payment and $3 million of accrued interest. In connection with the redemption, the Company recognized a $1 million loss on extinguishment of debt, inclusive of the remaining unamortized financing fees, discount, and interest rate swap fair value adjustment. The remaining proceeds were used to pay down portions of our Receivables Securitization Facility and for general corporate purposes.
The Company has no significant debt maturities before 2018. As of September 30, 2016, the Company had $2.2 billion of total debt and cash-on-hand of $110 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income tax and foreign withholding taxes upon repatriation to the U.S. As of September 30, 2016, and December 31, 2015, the Company had $72 million and $43 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S.
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
We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our Senior Revolving Credit Facility and Receivables Securitization Facility, will provide ample liquidity to enable us to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations, payments of quarterly dividends as authorized by our Board of Directors, acquisitions and reducing outstanding amounts under the Senior Revolving Credit Facility and Receivables Securitization Facility.
We have outstanding share repurchase authorizations and will evaluate and consider repurchasing shares of our common stock, as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity or generate proceeds.
The credit agreements applicable to our Senior Revolving Credit Facility and the Receivables Securitization Facility contain various covenants that we believe are usual and customary. The Senior Revolving Credit Facility and the Receivables Securitization Facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of September 30, 2016.
Cash Flows
The following table presents a summary of our cash balance and cash flows (in millions):

	Nine Months Ended September 30,
	2016	2015
Cash balance	$110	$62
Net cash flow provided by operating activities	$679	$410
Net cash flow used for investing activities	$(729)	$(263)
Net cash flow provided by (used for) financing activities	$63	$(147)
Availability on the senior revolving credit facility	$791	$791
Availability on the receivables securitization facility	$188	$146
Operating activities: For the nine months ended September 30, 2016, the Company's operating activities provided $679 million of cash compared to $410 million in the same period in 2015. The increase of $269 million was primarily driven by increased earnings and working capital improvement. The improvement in working capital was driven by a lower increase in receivables

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

compared to the same period in 2015, partially offset by slight growth in inventories as compared to a large inventory reduction in the prior year.
Investing activities: Net cash flow used for investing activities increased $466 million for the nine months ended September 30, 2016 compared to the same period of 2015, driven by our acquisition of InterWrap for approximately $450 million.
Financing activities: Net cash provided by financing activities was $63 million for the nine months ended September 30, 2016, compared to $147 million used in the same period in 2015. The change of $210 million was due primarily to borrowings used to finance a portion of our InterWrap acquisition. During the third quarter, we obtained $395 million of proceeds from the issuance of 2026 senior notes and paid $160 million to redeem our 2016 senior notes. Higher treasury stock repurchases were partially offset by higher net borrowings on our Senior Revolving Credit Facility and Receivables Securitization Facility.
2016 Investments
The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2016 are expected to be approximately $385 million, which is roughly $65 million greater than expected depreciation and amortization. Capital spending in excess of depreciation and amortization is primarily due to the construction of our mineral fiber insulation plant in Joplin, Missouri. The Company previously announced its plan to invest $110 million in the expansion of its composites operations in India. This investment is not expected to significantly impact our capital expenditures until 2017. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.
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
Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Note 15 of the Consolidated Financial Statements.
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the nine months ended September 30, 2016, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended September 30, 2016, our RIR was 0.47 as compared to 0.42 in the same period a year ago. For the nine months ended September 30, 2016, our RIR was 0.52 as compared to 0.49 in the same period a year ago.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the nine months ended September 30, 2016. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2015 for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2016	252,935		$54.02	251,601	2,542,565
August 1-31, 2016	1,000,404		53.84	1,000,000	1,542,565
September 1-30, 2016	361,533		52.60	360,000	1,182,565
Total	1,614,872	*	$53.59	1,611,601	1,182,565	***

*	The Company retained 3,271 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**
On April 25, 2012, the Company announced a share buy-back authorization under which the Company could repurchase up to 10 million shares of Owens Corning’s outstanding common stock. Under the buy-back authorization, shares could be repurchased through open market, privately negotiated, or other transactions. The timing and actual number of shares repurchased depends on market conditions and other factors and is at the Company’s discretion.

***
The shares remaining for repurchase as of September 30, 2016 do not include a new share repurchase authorization approved on October 24, 2016, under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2016 Repurchase Authorization”). The 2016 Repurchase Authorization is in addition to the share buy-back authorization announced April 25, 2012, under which approximately 1.2 million shares remain available for repurchase as of September 30, 2016 (the “2012 Repurchase Authorization” and collectively with the 2016 Repurchase Authorization, the “Repurchase Authorizations”). The Repurchase Authorizations enable the Company to repurchase shares through open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion.

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

OWENS CORNING

Registrant

Date:	October 26, 2016	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer

Date:	October 26, 2016	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller

EXHIBIT INDEX

Exhibit Number	Description
4.1
Fifth Supplemental Indenture, dated as of August 8, 2016, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Owens Corning's Current Report on Form 8-K (File No. 001-33100), filed August 8, 2016).

4.2	Form of 3.400% Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to Owens Corning's Current Report on Form 8-K (File No. 001-33100), filed August 8, 2016).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase