Form 10-Q
period 2017-03-31
Owens Corning
filed 2017-04-26
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Yes ☑             No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐             No ☑
As of April 17, 2017, 111,902,599 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
NET SALES	$1,478	$1,231
COST OF SALES	1,135	959
Gross margin	343	272
OPERATING EXPENSES
Marketing and administrative expenses	142	134
Science and technology expenses	21	19
Other expenses, net	10	3
Total operating expenses	173	156
EARNINGS BEFORE INTEREST AND TAXES	170	116
Interest expense, net	26	23
EARNINGS BEFORE TAXES	144	93
Income tax expense	43	34
NET EARNINGS	101	59
Net earnings attributable to noncontrolling interests	—	2
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$101	$57
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.90	$0.49
Diluted	$0.89	$0.49
Dividend	$0.20	$0.18
WEIGHTED AVERAGE COMMON SHARES
Basic	112.3	115.5
Diluted	113.5	116.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2017	2016
NET EARNINGS	$101	$59
Currency translation adjustment (net of tax of $0 and $5 for the three months ended March 31, 2017 and 2016, respectively	36	34
Pension and other postretirement adjustment (net of tax of $(1) and $2 for the three months ended March 31, 2017 and 2016, respectively	—	10
Deferred (loss) gain on hedging (net of tax of $1 and $0 for the three months ended March 31, 2017 and 2016, respectively	(2)	1
COMPREHENSIVE EARNINGS	135	104
Comprehensive earnings attributable to noncontrolling interests	—	2
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$135	$102

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	March 31, 2017	December 31, 2016
CURRENT ASSETS
Cash and cash equivalents	$101	$112
Receivables, less allowances of $12 at March 31, 2017 and $9 at December 31, 2016	918	678
Inventories	726	710
Assets held for sale	12	12
Other current assets	76	74
Total current assets	1,833	1,586
Property, plant and equipment, net	3,117	3,112
Goodwill	1,337	1,336
Intangible assets, net	1,133	1,138
Deferred income taxes	349	375
Other non-current assets	197	194
TOTAL ASSETS	$7,966	$7,741

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$972	$960
Long-term debt – current portion	3	3
Total current liabilities	975	963
Long-term debt, net of current portion	2,256	2,099
Pension plan liability	360	367
Other employee benefits liability	222	221
Deferred income taxes	36	36
Other liabilities	171	164
Redeemable equity	—	2
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,979	3,984
Accumulated earnings	1,455	1,377
Accumulated other comprehensive deficit	(676)	(710)
Cost of common stock in treasury (c)	(854)	(803)
Total Owens Corning stockholders’ equity	3,905	3,849
Noncontrolling interests	41	40
Total equity	3,946	3,889
TOTAL LIABILITIES AND EQUITY	$7,966	$7,741

(a)	10 shares authorized; none issued or outstanding at March 31, 2017 and December 31, 2016

(b)	400 shares authorized; 135.5 issued and 112.1 outstanding at March 31, 2017; 135.5 issued and 112.7 outstanding at December 31, 2016

(c)	23.4 shares at March 31, 2017, and 22.8 shares at December 31, 2016
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2017	2016
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$101	$59
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	84	76
Deferred income taxes	27	28
Provision for pension and other employee benefits liabilities	2	4
Stock-based compensation expense	10	8
Other non-cash	6	(1)
Changes in operating assets and liabilities	(204)	(82)
Pension fund contribution	(6)	(7)
Payments for other employee benefits liabilities	(8)	(5)
Other	(5)	(17)
Net cash flow provided by operating activities	7	63
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(67)	(98)
Net cash flow used for investing activities	(67)	(98)
NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	194	150
Payments on senior revolving credit and receivables securitization facilities	(37)	(71)
Net decrease in short-term debt	—	(3)
Dividends paid	(45)	(40)
Purchases of treasury stock	(72)	(43)
Other	3	(1)
Net cash flow provided by (used for) financing activities	43	(8)
Effect of exchange rate changes on cash	6	1
Net decrease in cash, cash equivalents and restricted cash	(11)	(42)
Cash, cash equivalents and restricted cash at beginning of period	118	96
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$107	$54

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2016 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (U.S.). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s Form 10-K for the year ended December 31, 2016. Certain reclassifications have been made to the periods presented for 2016 to conform to the classifications used in the periods presented for 2017.
Cash, Cash Equivalents and Restricted Cash
The Company defines cash and cash equivalents as cash and time deposits with maturities of three months or less when purchased. On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $6 million as of March 31, 2017 and December 31, 2016. On the Consolidated Balance Sheets, restricted cash is included in Other current assets. There were no restricted cash amounts for the previous time periods presented in the Consolidated Financial Statements. Restricted cash represents amounts received from a counterparty related to its performance assurance on an executory contract. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

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

	Three Months Ended March 31,
	2017	2016
Reportable Segments
Composites	$511	$473
Insulation	399	385
Roofing	627	429
Total reportable segments	1,537	1,287
Corporate eliminations	(59)	(56)
NET SALES	$1,478	$1,231

External Customer Sales by Geographic Region
United States	$1,051	$845
Europe	140	134
Asia Pacific	153	145
Other	134	107
NET SALES	$1,478	$1,231

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended March 31,
	2017	2016
Reportable Segments
Composites	$71	$64
Insulation	5	13
Roofing	125	73
Total reportable segments	201	150
Acquisition-related costs	(1)	(2)
General corporate expense and other	(30)	(32)
EBIT	$170	$116

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	INVENTORIES
Inventories consist of the following (in millions):

	March 31, 2017	December 31, 2016
Finished goods	$478	$482
Materials and supplies	248	228
Total inventories	$726	$710

4.	DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2017, and December 31, 2016, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	March 31, 2017	December 31, 2016
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross currency swaps	Other current assets	$4	$4
Cross currency swaps	Other non-current assets	$6	$6
Amount of gain recognized in OCI (effective portion)	OCI	$18	$18
Cash flow hedges:
Natural gas forward swaps	Other current assets	$2	$4
Amount of gain recognized in OCI (effective portion)	OCI	$1	$4
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Amount of loss recognized in OCI related to treasury interest rate lock (effective portion)	OCI	$1	$1
Derivative assets not designated as hedging instruments:
Natural gas forwards swaps	Other current assets	$—	$1
Foreign exchange contracts	Other current assets	$2	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$—	$2

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the notional amount of derivatives and hedging instruments on the Consolidated Balance Sheet (in millions):

		Notional Amount
	Unit of Measure	March 31, 2017
Net investment hedges:
Cross currency swaps	U.S. Dollars	$250
Cash flow hedges:
Natural gas forward swaps U.S. indices	MMBtu	9
Natural gas forward swaps European indices	MMBtu (equivalent)	2
The Company had notional amounts of $89 million for derivative financial instruments related to non-designated foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, Indian Rupee, Japanese Yen, and South Korean Won. In addition, the Company had notional amounts of $32 million for derivative financial instruments related to non-designated foreign currency exposures in European Euro primarily related to Russian Rubles. Please refer to the Other Derivatives section below for more detail on these instruments.

The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended March 31,
	Location	2017	2016
Derivative activity designated as hedging instruments:
Natural gas:
Amount of (gain)/loss reclassified from OCI into earnings (effective portion)	Cost of sales	$(1)	$3
Foreign currency:
Amount of loss reclassified from OCI into earnings (effective portion)	Other expenses, net	$—	$1
Interest rate:
Amount of loss recognized in earnings	Interest expense, net	$—	$1
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of loss recognized in earnings (a)	Other expenses, net	$—	$3

(a)
Losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expenses, net.

Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. The Company's policy for electricity exposure is to hedge up to 75% of its total forecasted exposure for the current calendar year and up to 65% of its total forecasted exposure for the first calendar year forward. The Company’s policy for natural gas exposure is to hedge up to 75% of its total forecasted exposure for the next two months, up to 60% of its total forecasted exposure for the following four months, and lesser amounts for the remaining periods. Based on market conditions, approved variation from these standard policies may occur. Currently, the Company is managing risk associated with electricity prices only through physical contracts and has natural gas derivatives designated as hedging instruments that mature within 15 months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contracts and the underlying items being hedged. The effective portion of the change in the fair value of cash flow hedges is deferred in accumulated OCI and is subsequently recognized in Cost of sales on the Consolidated Statements of Earnings for commodity hedges, when the hedged item impacts earnings. Changes in the fair value of derivative assets and liabilities designated as hedging instruments are shown in the Other non-cash line within operating activities on the Consolidated Statements of Cash Flows. Any portion of the change in fair value of derivatives designated as hedging instruments that is determined to be ineffective is recorded in Other expenses, net on the Consolidated Statements of Earnings.

In June and July 2016, the Company entered into a total of $300 million of forward U.S. Treasury rate lock agreements to manage the U.S. Treasury portion of its interest rate risk associated with the anticipated issuance of 10-year fixed rate senior notes in 2016. The Company designated these forward U.S. Treasury rate lock agreements as cash flow hedges, and paid $1 million to settle these agreements in August 2016 upon issuance of its 2026 senior notes. The $1 million fair value of these agreements will be amortized over the remaining life of the senior notes as a component of interest expense. Hedge ineffectiveness for these agreements was less than $1 million. Please refer to Note 10 of the Consolidated Financial Statements for further information on the Company's 2026 senior notes.
As of March 31, 2017, $1 million of gains included in accumulated OCI on the Consolidated Balance Sheets relate to natural gas contracts that are expected to impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.
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

5.    GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

March 31, 2017	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	22	$252	$(97)	$155
Technology	19	216	(106)	110
Other	8	47	(24)	23
Indefinite-lived intangible assets:
Trademarks		845	—	845
Total intangible assets		$1,360	$(227)	$1,133
Goodwill		$1,337

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

December 31, 2016	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	22	$252	$(94)	$158
Technology	19	216	(103)	113
Other	9	45	(23)	22
Indefinite-lived intangible assets:
Trademarks		845	—	845
Total intangible assets		$1,358	$(220)	$1,138
Goodwill		$1,336

Other Intangible Assets
The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $27 million in each of the next five fiscal years. The Other category below primarily includes franchise agreements and emission rights. The changes in the gross carrying amount of intangible assets by asset group are as follows (in millions):

	Customer Relationships	Technology	Other	Trademarks	Total
Balance at December 31, 2016	$252	$216	$45	$845	$1,358
Additions	—	—	2	—	2
Balance at March 31, 2017	$252	$216	$47	$845	$1,360
Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first three months of 2017. The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2016	$55	$888	$393	$1,336
Foreign currency translation	1	—	—	1
Balance at March 31, 2017	$56	$888	$393	$1,337

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	March 31, 2017	December 31, 2016
Land	$191	$189
Buildings and leasehold improvements	901	874
Machinery and equipment	3,879	3,818
Construction in progress	237	250
	5,208	5,131
Accumulated depreciation	(2,091)	(2,019)
Property, plant and equipment, net	$3,117	$3,112
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 13% and 14% of total machinery and equipment as of March 31, 2017 and December 31, 2016, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

7.     ACQUISITIONS
On April 21, 2016, the Company acquired all outstanding shares of InterWrap Holdings, Inc. ("InterWrap"), a leading manufacturer of roofing underlayment and packaging materials, for approximately $452 million, net of cash acquired. This acquisition expands the Company’s position in roofing components, strengthens the Company’s capabilities to support the conversion from organic to synthetic underlayment and accelerates its growth in the roofing components market. Interwrap's operating results have been included in the Roofing segment of the Company's Consolidated Financial Statements since the date of the acquisition. During the period ending March 31, 2017, the Consolidated Statements of Earnings included $68 million in Net sales attributable to the acquisition. The pro forma effect of this acquisition on earnings and revenue was not material.

8. WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Three Months Ended March 31, 2017
Beginning balance	$52
Amounts accrued for current year	4
Settlements of warranty claims	(2)
Ending balance	$54

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.     RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

Acquisition-Related Costs
During the first three months of 2017, the Company incurred $1 million of integration costs related to its acquisition. Please refer to Note 7 of the Consolidated Financial Statements for further information on this acquisition. These costs are recorded in the Corporate, Other and Eliminations category. See Restructuring Costs section below for detail on additional costs related to the InterWrap acquisition. The following table presents the impact and respective location of acquisition-related costs for the first three months of 2017 on the Consolidated Statements of Earnings (in millions):

Location	InterWrap Acquisition
Marketing and administrative expenses	$1
Total acquisition-related costs	$1

Restructuring Costs

In the first three months of 2017, the Company did not incur any restructuring charges. During the remainder of 2017, the Company expects to incur an immaterial amount of costs related to its 2016 Cost Reduction Actions and InterWrap Acquisition-Related Restructuring. Please refer to Note 11 of our 2016 Form 10-K for more information about these restructuring actions.

The following table summarizes the status of the unpaid liabilities from the Company's restructuring activity (in millions):

	2016 Cost Reduction Actions	InterWrap Acquisition-Related Restructuring	2014 Cost Reduction Actions	Total
Balance at December 31, 2016	$1	$—	$1	$2
No changes	—	—	—	—
Balance at March 31, 2017	$1	$—	$1	$2
Cumulative charges incurred	$18	$3	$45	$66

The Company expects the unpaid balance of these restructuring costs to be paid over the next year. As of March 31, 2017, the remaining liability balance is comprised of $2 million of severance.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	March 31, 2017	December 31, 2016
9.00% senior notes, net of discount and financing fees, due 2019	$143	$143
4.20% senior notes, net of discount and financing fees, due 2022	597	596
4.20% senior notes, net of discount and financing fees, due 2024	391	391
3.40% senior notes, net of discount and financing fees, due 2026	395	395
7.00% senior notes, net of discount and financing fees, due 2036	536	536
Accounts receivable securitization facility, maturing in 2018	158	—
Various capital leases, due through and beyond 2050	32	33
Fair value adjustment to debt	7	8
Total long-term debt	2,259	2,102
Less – current portion	3	3
Long-term debt, net of current portion	$2,256	$2,099
Senior Notes
The Company issued $400 million of 2026 senior notes on August 8, 2016. Interest on the notes is payable semiannually in arrears on February 15 and August 15 each year, beginning on February 15, 2017. A portion of the proceeds from these notes was used to redeem $158 million of our 2016 senior notes. The remaining proceeds were used to pay down portions of our Receivables Securitization Facility (as defined below) and for general corporate purposes.
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
The Senior Notes are fully and unconditionally guaranteed by certain of the Company’s current and future domestic subsidiaries that are borrowers or guarantors under the Company’s credit agreement ("Credit Agreement"). The guarantees are unsecured and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the guarantors. The guarantees are effectively subordinated to existing and future secured debt of the guarantors to the extent of the assets securing that indebtedness.
The Company has the option to redeem all or part of the Senior Notes at any time at a “make whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2017.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	DEBT (continued)

In the first quarter of 2016, the Company terminated the existing interest rate swaps designated to hedge a portion of the 4.20% senior notes due 2022. The swaps were carried at fair value and recorded as other assets or liabilities, with a fair value adjustment to long-term debt on the Consolidated Balance Sheets.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of March 31, 2017.
As of March 31, 2017, the Company had no borrowings on its Senior Revolving Credit Facility, $9 million of outstanding letters of credit, and $791 million available on this facility.
Receivables Securitization Facility
Included in long-term debt on the Consolidated Balance Sheets are amounts outstanding under a Receivables Purchase Agreement (the “RPA”) that are accounted for as secured borrowings in accordance with Accounting Standards Codification ("ASC") 860, Accounting for Transfers and Servicing. Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility (the "Receivables Securitization Facility") now matures in April 2018, following an amendment in March 2017 to extend its maturity. No other significant terms impacting liquidity were amended. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates, plus a fixed spread.
As of March 31, 2017, the Company utilized the Receivables Securitization Facility for $158 million in borrowings and $2 million of outstanding letters of credit, and had $90 million available on this facility.
The Receivables Securitization Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of March 31, 2017.
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
Short-Term Debt
At both March 31, 2017 and December 31, 2016, short-term borrowings were less than $1 million. The short-term borrowings consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 5.4% for March 31, 2017 and December 31, 2016.

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
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended March 31,
	2017			2016
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$1	$3	$2	$1	$3
Interest cost	10	4	14	11	4	15
Expected return on plan assets	(14)	(6)	(20)	(14)	(6)	(20)
Amortization of actuarial loss	3	1	4	3	1	4
Net periodic pension cost	$1	$—	$1	$2	$—	$2

The Company expects to contribute approximately $50 million in cash to the U.S. pension plans and another $19 million to non-U.S. plans during 2017. The Company made cash contributions of $6 million to the plans during the three months ended March 31, 2017.
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
The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended March 31,
	2017	2016
Components of Net Periodic Benefit Cost
Service cost	$1	$1
Interest cost	2	2
Amortization of prior service cost	(1)	(1)
Amortization of actuarial gain	(1)	—
Net periodic benefit cost	$1	$2

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	CONTINGENT LIABILITIES AND OTHER MATTERS
The Company may be involved in various legal and regulatory proceedings relating to employment, antitrust, tax, product liability, environmental and other matters (collectively, “Proceedings”). The Company regularly reviews the status of such Proceedings along with legal counsel. Liabilities for such Proceedings are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the amount of any reasonably possible losses in excess of any amounts accrued, if any, with respect to such Proceedings or any other known claim, including the matters described below under the caption Environmental Matters (the “Environmental Matters”), are not material to the Company’s financial statements. Management believes that the ultimate disposition of the Proceedings and the Environmental Matters will not have a material adverse effect on the Company’s financial condition. While the likelihood is remote, the disposition of the Proceedings and Environmental Matters could have a material impact on the results of operations, cash flows or liquidity in any given reporting period.
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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act ("RCRA"), and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of March 31, 2017, the Company was involved with a total of 19 sites worldwide, including 7 Superfund sites and 12 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil and groundwater contamination. This can include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At March 31, 2017, the Company had an accrual totaling $3 million for these costs. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION

Stock Plans

2016 Stock Plan

On April 21, 2016, the Company’s stockholders approved the Owens Corning 2016 Stock Plan (the “2016 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At March 31, 2017, the number of shares remaining available under the 2016 Stock Plan for all stock awards was 3.3 million.
Stock Options
The Company did not grant any stock options during the three months ended March 31, 2017. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is 10 years.
During the three months ended March 31, 2017, the Company recognized expense of less than $1 million related to the Company's stock options. During the three months ended March 31, 2016 the Company recognized expense of $1 million related to the Company's stock options. As of March 31, 2017, there was $1 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 0.92 years. The total aggregate intrinsic value of options outstanding as of March 31, 2017 was $23.8 million.
The following table summarizes the Company’s stock option activity:

	Three Months Ended March 31, 2017
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	975,400	$35.14
Exercised	(71,700)	37.13
Forfeited	(2,000)	37.65
Ending Balance	901,700	$34.97
The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at March 31, 2017	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$13.89-$42.16	901,700	4.96	$34.97	832,750	4.80	$34.75

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION (continued)

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
During the three months ended March 31, 2017, the Company recognized expense of $5 million related to the Company's restricted stock. During the three months ended March 31, 2016, the Company recognized expense of $4 million related to the Company's restricted stock. As of March 31, 2017, there was $45 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 3.04 years. The total fair value of shares vested during the three months ended March 31, 2017 and 2016 was $16 million and $14 million, respectively.
The following table summarizes the Company’s restricted stock activity:

	Three Months Ended March 31, 2017
	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,800,557	$37.78
Granted	428,348	55.25
Vested	(399,310)	40.88
Forfeited	(19,238)	41.00
Ending Balance	1,810,357	$41.16
Performance Stock Awards and Performance Stock Units
The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its long-term incentive plan. All outstanding performance grants will fully settle in stock. The amount of stock ultimately distributed from all performance shares issued after the 2014 grants is contingent on meeting internal company-based metrics or an external-based stock performance metric. The amount of stock ultimately distributed from the 2014 grant is contingent on meeting an external-based stock performance metric.
In the three months ended March 31, 2017, the Company granted both internal company-based and external-based metric PSUs.
Internal based metrics
The internal company-based metrics vest after a three-year period and are based on various Company metrics. The amount of stock distributed will vary from 0% to 300% of PSUs awarded depending on each year's award design and performance versus the internal Company-based metrics.
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
External-based metrics
The external-based metrics vest after a three-year period. Outstanding grants issued in 2015 and thereafter are based on the Company's total stockholder return relative to the performance of the companies constituting the former S&P Building & Construction Industry Index. Outstanding grants issued prior to 2015 are based on the Company's total stockholder return relative

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION (continued)

to the performance of the companies in the S&P 500 Index. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.
The Company estimated the fair value of the external-based metric performance stock grants using a Monte Carlo simulation. The external-based metric performance stock granted in 2016 uses various assumptions that include expected volatility of 26.1%, and a risk free interest rate of 1.4%, both of which were based on an expected term of 2.92 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon U.S. Treasury bills at the time of grant. The expected term represents the period from the grant date to the end of the three-year performance period. Compensation expense for external-based metric PSUs is measured based on the grant date fair value and is recognized on a straight-line basis over the vesting period. Pro-rata vesting may be utilized in the case of death, disability or approved retirement, and awards if earned will be paid at the end of the three-year period.
During the three months ended March 31, 2017, the Company recognized expense of $3 million related to PSUs. During the three months ended March 31, 2016, the Company recognized expense of $2 million related to the Company's PSUs. As of March 31, 2017, there was $26 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.06 years.
The following table summarizes the Company’s PSU activity:

	Three Months Ended March 31, 2017
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	472,300	$47.19
Granted	221,050	59.71
Forfeited	(8,052)	45.93
Ending Balance	685,298	$51.24
Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. At the approval date, 2 million shares were available for purchase under the ESPP. As of March 31, 2017, 1.2 million shares remain available for purchase.
During both the three months ended March 31, 2017 and March 31, 2016, the Company recognized expense of $1 million related to the Company's ESPP. As of March 31, 2017, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net earnings attributable to Owens Corning	$101	$57
Weighted-average number of shares outstanding used for basic earnings per share	112.3	115.5
Non-vested restricted and performance shares	0.9	0.6
Options to purchase common stock	0.3	0.4
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	113.5	116.5
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$0.90	$0.49
Diluted	$0.89	$0.49
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.0 million shares of its common stock for $60 million during the three months ended March 31, 2017 under the Repurchase Authorization. As of March 31, 2017, 8.8 million shares remain available for repurchase under the Repurchase Authorization.
For the three months ended March 31, 2017, the number of shares used in the calculation of diluted earnings per share did not include 0.1 million non-vested performance shares due to their anti-dilutive effect.
For the three months ended March 31, 2016, the number of shares used in the calculation of diluted earnings per share did not include 0.5 million non-vested restricted shares, 0.1 million non-vested performance shares and 0.5 million of options to purchase common stock, due to their anti-dilutive effect.

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

Derivatives

The Company executes financial derivative contracts for the purpose of mitigating risk exposure that is generated from our normal operations. These derivatives consist of natural gas swaps, cross currency swaps and foreign exchange forward contracts, all of which are over-the-counter and not traded through an exchange. The Company uses widely accepted valuation tools to determine fair value, such as discounting cash flows to calculate a present value for the derivatives. The models use Level 2 inputs, such as forward curves and other commonly quoted observable transactions and prices.
The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall as of March 31, 2017 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets	$14	$—	$14	$—
The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall as of December 31, 2016 (in millions):

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

15.    FAIR VALUE MEASUREMENT (continued)

Items Disclosed at Fair Value
Long-term debt
The following table shows the fair value of the Company’s long-term debt as calculated based on quoted market prices for the same or similar issues (Level 2 input), or on the current rates offered to the Company for debt of the same remaining maturities:

	March 31, 2017	December 31, 2016
9.00% senior notes, net of discount, due 2019	113%	114%
4.20% senior notes, net of discount, due 2022	104%	104%
4.20% senior notes, net of discount, due 2024	103%	102%
3.40% senior notes, net of discount, due 2026	97%	95%
7.00% senior notes, net of discount, due 2036	123%	118%
The Company determined that the book value of the remaining long-term debt instruments approximates fair value.

16.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Income tax expense	$43	$34
Effective tax rate	30%	37%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three months ended March 31, 2017 is primarily due to the benefit of lower foreign tax rates and other discrete adjustments.
Realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowance of certain foreign jurisdictions by a range of $0 million to $6 million.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three months ended March 31, 2016 is primarily attributable to the tax accounting treatment of various locations which are currently in a loss position and other discrete tax adjustments.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (“AOCI”) (in millions):

	Three Months Ended March 31,
	2017	2016
Currency Translation Adjustment
Beginning balance	$(284)	$(247)
Net investment hedge amounts classified into AOCI, net of tax	—	(7)
Gain on foreign currency translation	36	41
Other comprehensive income, net of tax	36	34
Ending balance	$(248)	$(213)

Pension and Other Postretirement Adjustment
Beginning balance	$(429)	$(419)
Amounts reclassified from AOCI to net earnings, net of tax (a)	1	2
Amounts classified into AOCI, net of tax	(1)	8
Other comprehensive income, net of tax	—	10
Ending balance	$(429)	$(409)

Deferred Gain (Loss) on Hedging
Beginning balance	$3	$(4)
Amounts reclassified from AOCI to net earnings, net of tax (b)	(1)	3
Amounts classified into AOCI, net of tax	(1)	(2)
Other comprehensive (loss) income, net of tax	(2)	1
Ending balance	$1	$(3)

Total AOCI ending balance	$(676)	$(625)

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
Recently issued standards:
ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)," as amended by ASU's 2015-14, 2016-08, 2016-10, 2016-11, 2016-12, 2016-20 and 2017-05.
This standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Entities can adopt this standard either through a retrospective or modified-retrospective approach.
January 1, 2018
We are currently assessing the impact this standard will have on our Consolidated Financial Statements. We expect to complete our assessment in the second half of 2017 and plan to use the modified-retrospective method of adoption. Many of our customer volume commitments are short-term (as explained on pg. 5 of the Risk Factors disclosed in Item 1A of our Form 10-K for the year-ended December 31, 2016) and contain single performance obligations. As a result, we do not expect many elements of this standard to be applicable to our business model.

Under our current accounting policy (as described in Note 1 of our 2016 Form 10-K), we recognize revenue when title and risk of loss pass to the customer and collectability is reasonably assured, and we estimate variable consideration based on historical experience, current conditions and contractual obligations. We believe our current variable consideration estimates are largely consistent with the new standard, but we are still analyzing potential quarterly timing differences for our consignment sales arrangements and customized products manufactured for customers. We are also still assessing the standard's new disclosure requirements, including the disaggregation of segment revenue.

ASU 2016-02 "Leases (Topic 842)"
The standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The recognition and presentation of expenses will depend on classification as a finance or operating lease. Entities will adopt this standard through a retrospective approach.
January 1, 2019
We are currently assessing the potential impact of this standard adoption on our financial reporting processes and disclosures. We believe that our adoption of the standard will likely have a material impact to our Consolidated Balance Sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities. (Our operating lease obligations are described in Note 8 of our 2016 Form 10-K). We are in the process of analyzing our lease portfolio and evaluating systems to comply with the standard's retrospective adoption requirements.

ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)"
This standard replaces the incurred loss methodology for recognizing credit losses with a current expected credit losses model and applies to all financial assets, including trade receivables. Entities will adopt the standard using a modified-retrospective approach.
January 1, 2020
We are currently assessing the impact this standard will have on our Consolidated Financial Statements. Our current accounts receivable policy (as described in Note 1 of our 2016 Form 10-K) uses historical and current information to estimate the amount of probable credit losses in our existing accounts receivable. We have not yet analyzed our current systems and methods to determine the impact of using forward-looking information to estimate expected credit losses.

ASU 2016-16 "Income Taxes (Topic 740)"	This standard clarifies that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.	January 1, 2018	We are currently assessing the impact this standard will have on our Consolidated Financial Statements.
ASU 2017-07 "Compensation - Retirement Benefits (Topic 715)"
This standard requires that the other components of net benefit cost be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Entities will adopt the presentation elements of this standard on a retrospective basis.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,094	$511	$(127)	$1,478
COST OF SALES	1	866	395	(127)	1,135
Gross margin	(1)	228	116	—	343
OPERATING EXPENSES
Marketing and administrative expenses	36	77	29	—	142
Science and technology expenses	—	17	4	—	21
Other expenses, net	(2)	9	3	—	10
Total operating expenses	34	103	36	—	173
EARNINGS BEFORE INTEREST AND TAXES	(35)	125	80	—	170
Interest expense, net	23	—	3	—	26
EARNINGS BEFORE TAXES	(58)	125	77	—	144
Income tax expense	(28)	50	21	—	43
Equity in net earnings of subsidiaries	131	56	—	(187)	—
NET EARNINGS	101	131	56	(187)	101
Net earnings attributable to noncontrolling interests	—	—	—	—	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$101	$131	$56	$(187)	$101

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$887	$446	$(102)	$1,231
COST OF SALES	1	730	330	(102)	959
Gross margin	(1)	157	116	—	272
OPERATING EXPENSES
Marketing and administrative expenses	33	72	29	—	134
Science and technology expenses	—	16	3	—	19
Other expenses, net	(2)	9	(4)	—	3
Total operating expenses	31	97	28	—	156
EARNINGS BEFORE INTEREST AND TAXES	(32)	60	88	—	116
Interest expense, net	22	—	1	—	23
EARNINGS BEFORE TAXES	(54)	60	87	—	93
Income tax expense	(19)	24	29	—	34
Equity in net earnings of subsidiaries	92	56	—	(148)	—
NET EARNINGS	57	92	58	(148)	59
Net earnings attributable to noncontrolling interests	—	—	2	—	2
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$57	$92	$56	$(148)	$57

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$101	$131	$56	$(187)	$101
Currency translation adjustment (net of tax)	36	1	36	(37)	36
Pension and other postretirement adjustment (net of tax)	—	(1)	(2)	3	—
Deferred (loss) gain on hedging (net of tax)	(2)	—	—	—	(2)
COMPREHENSIVE EARNINGS	135	131	90	(221)	135
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$135	$131	$90	$(221)	$135

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$57	$92	$58	$(148)	$59
Currency translation adjustment (net of tax)	34	(1)	43	(42)	34
Pension and other postretirement adjustment (net of tax)	10	(1)	3	(2)	10
Deferred (loss) gain on hedging (net of tax)	1	1	(1)	—	1
COMPREHENSIVE EARNINGS	102	91	103	(192)	104
Comprehensive earnings attributable to noncontrolling interests	—	—	2	—	2
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$102	$91	$101	$(192)	$102

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2017
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$1	$100	$—	$101
Receivables, net	—	—	918	—	918
Due from affiliates	—	2,565	—	(2,565)	—
Inventories	—	420	306	—	726
Assets held for sale	—	3	9	—	12
Other current assets	18	32	26	—	76
Total current assets	18	3,021	1,359	(2,565)	1,833
Investment in subsidiaries	7,911	1,720	—	(9,631)	—
Due from affiliates	—	11	—	(11)	—
Property, plant and equipment, net	469	1,604	1,044	—	3,117
Goodwill	—	1,159	178	—	1,337
Intangible assets, net	—	1,032	214	(113)	1,133
Deferred income taxes	(43)	338	54	—	349
Other non-current assets	17	66	114	—	197
TOTAL ASSETS	$8,372	$8,951	$2,963	$(12,320)	$7,966
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$57	$625	$290	$—	$972
Due to affiliates	2,066	—	499	(2,565)	—
Long-term debt – current portion	—	2	1	—	3
Total current liabilities	2,123	627	790	(2,565)	975
Long-term debt, net of current portion	2,070	11	175	—	2,256
Due to affiliates	—	—	11	(11)	—
Pension plan liability	240	—	120	—	360
Other employee benefits liability	—	207	15	—	222
Deferred income taxes	—	—	36	—	36
Other liabilities	34	195	55	(113)	171
Redeemable equity	—	—	—	—	—
OWENS CORNING STOCKHOLDERS’ EQUITY
Total Owens Corning stockholders’ equity	3,905	7,911	1,720	(9,631)	3,905
Noncontrolling interests	—	—	41	—	41
Total equity	3,905	7,911	1,761	(9,631)	3,946
TOTAL LIABILITIES AND EQUITY	$8,372	$8,951	$2,963	$(12,320)	$7,966

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$55	$57	$—	$112
Receivables, net	—	—	678	—	678
Due from affiliates	—	2,612	—	(2,612)	—
Inventories	—	422	288	—	710
Assets held for sale	—	3	9	—	12
Other current assets	24	26	24	—	74
Total current assets	24	3,118	1,056	(2,612)	1,586
Investment in subsidiaries	7,745	1,653	—	(9,398)	—
Due from affiliates	—	—	—	—	—
Property, plant and equipment, net	470	1,600	1,042	—	3,112
Goodwill	—	1,159	177	—	1,336
Intangible assets, net	—	1,038	217	(117)	1,138
Deferred income taxes	(42)	360	57	—	375
Other non-current assets	19	64	111	—	194
TOTAL ASSETS	$8,216	$8,992	$2,660	$(12,127)	$7,741
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$75	$832	$53	$—	$960
Due to affiliates	1,941	—	671	(2,612)	—
Long-term debt – current portion	—	2	1	—	3
Total current liabilities	2,016	834	725	(2,612)	963
Long-term debt, net of current portion	2,069	12	18	—	2,099
Due to affiliates	—	—	—	—	—
Pension plan liability	244	—	123	—	367
Other employee benefits liability	—	208	13	—	221
Deferred income taxes	—	—	36	—	36
Other liabilities	38	193	50	(117)	164
Redeemable equity	—	—	2	—	2
OWENS CORNING STOCKHOLDERS’ EQUITY
Total Owens Corning stockholders’ equity	3,849	7,745	1,653	(9,398)	3,849
Noncontrolling interests	—	—	40	—	40
Total equity	3,849	7,745	1,693	(9,398)	3,889
TOTAL LIABILITIES AND EQUITY	$8,216	$8,992	$2,660	$(12,127)	$7,741

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(8)	$(52)	$67	$—	$7
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	—	(52)	(15)	—	(67)
Net cash flow used for investing activities	—	(52)	(15)	—	(67)
NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	—	—	194	—	194
Payments on senior revolving credit and receivables securitization facilities	—	—	(37)	—	(37)
Net decrease in short-term debt	—	—	—	—	—
Dividends paid	(45)	—	—	—	(45)
Purchases of treasury stock	(72)	—	—	—	(72)
Intercompany dividends paid	—	—	—	—	—
Other intercompany loans	122	50	(172)	—	—
Other	3	—	—	—	3
Net cash flow provided by (used for) financing activities	8	50	(15)	—	43
Effect of exchange rate changes on cash	—	—	6	—	6
Net decrease in cash, cash equivalents and restricted cash	—	(54)	43	—	(11)
Cash, cash equivalents and restricted cash at beginning of period	6	55	57	—	118
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6	$1	$100	$—	$107

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(7)	$44	$37	$(11)	$63
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(1)	(81)	(16)	—	(98)
Net cash flow used for investing activities	(1)	(81)	(16)	—	(98)
NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	—	—	150	—	150
Payments on senior revolving credit and receivables securitization facilities	—	—	(71)	—	(71)
Net decrease in short-term debt	—	2	(5)	—	(3)
Dividends paid	(40)	—	—	—	(40)
Purchases of treasury stock	(43)	—	—	—	(43)
Intercompany dividends paid	—	—	(11)	11	—
Other intercompany loans	92	(13)	(79)	—	—
Other	(1)	—	—	—	(1)
Net cash flow provided by (used for) financing activities	8	(11)	(16)	11	(8)
Effect of exchange rate changes on cash	—	—	1	—	1
Net decrease in cash, cash equivalents and restricted cash	—	(48)	6	—	(42)
Cash, cash equivalents and restricted cash at beginning of period	—	48	48	—	96
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$—	$—	$54	$—	$54

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
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $101 million in the first quarter of 2017, a $44 million increase compared to the same period in 2016. The Company reported $170 million in earnings before interest and taxes (“EBIT”) for the first quarter of 2017 compared to $116 million in the same period of 2016. The Company generated $171 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the first quarter of 2017 compared to $118 million in the same period of 2016. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. EBIT performance compared to the same period of 2016 increased $52 million in our Roofing segment, increased $7 million in our Composites segment and decreased $8 million in our Insulation segment. Within our Corporate, Other and Eliminations category, General corporate expense and other decreased by $2 million.
In our Roofing segment, EBIT in the first quarter of 2017 was $125 million compared to $73 million in the same period in 2016 driven primarily by higher sales volumes. In our Composites segment, EBIT was $71 million in the first quarter of 2017 compared to $64 million in the same period of 2016. In our Insulation segment, EBIT in the first quarter of 2017 was $5 million compared to $13 million in the same period of 2016.
In the three months ended March 31, 2017, the Company's operating activities provided $7 million of cash flow, compared to $63 million in the same period in 2016. The benefit of increased earnings was more than offset by increases in operating assets and liabilities, mainly higher receivables.
The Company repurchased 1.0 million shares of its common stock for $60 million in the first quarter of 2017 under a previously announced repurchase authorization. As of March 31, 2017, 8.8 million shares remained available for repurchase under the Repurchase Authorization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended March 31,
	2017	2016
Net sales	$1,478	$1,231
Gross margin	$343	$272
% of net sales	23%	22%
Marketing and administrative expenses	$142	$134
Earnings before interest and taxes	$170	$116
Interest expense, net	$26	$23
Income tax expense	$43	$34
Net earnings attributable to Owens Corning	$101	$57
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
First quarter net sales increased $247 million compared to the same period in 2016. The increase in net sales was driven by higher sales volumes in all three segments (primarily Roofing) and the acquisition of InterWrap into our Roofing segment.
GROSS MARGIN
In the first quarter of 2017, gross margin increased $71 million compared to the same period in 2016. The improvement was primarily driven by higher sales volumes in all three segments (primarily Roofing) and the gross margin contribution from the InterWrap acquisition. These benefits were partially offset by input cost inflation (primarily in our Composites and Insulation segments) and the negative impact of lower production volumes in our Insulation segment.
MARKETING AND ADMINISTRATIVE EXPENSES
Marketing and administrative expenses for the first quarter of 2017 increased $8 million compared to the same period in 2016. For the first quarter, the increase was primarily due to the impact of our second quarter 2016 InterWrap acquisition.
EARNINGS BEFORE INTEREST AND TAXES
EBIT increased by $54 million for the first quarter of 2017 compared to the same period in 2016. First quarter EBIT in our Composites segment increased by $7 million. In our Insulation segment, first quarter EBIT decreased by $8 million. In our Roofing segment, first quarter EBIT increased by $52 million. Corporate, Other and Eliminations EBIT losses were $3 million lower mainly due to lower general corporate expenses.
INTEREST EXPENSE, NET
First quarter interest expense, net was $3 million higher compared to the same period in 2016. The increase was primarily driven by increased long-term debt related to the partial financing of our acquisition of InterWrap.

INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 2017 was $43 million. For the first quarter 2017, the Company’s effective tax rate was 30%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three months ended March 31, 2017 is primarily due to the benefit of lower foreign tax rates and other discrete adjustments.
Realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowance of certain foreign jurisdictions by a range of $0 million to $6 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income tax expense for the three months ended March 31, 2016 was $34 million. For the first quarter of 2016, the Company's effective tax rate was 37%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three months ended March 31, 2016 is primarily attributable to the tax accounting treatment of various locations which are currently in a loss position and other discrete tax adjustments.
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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended March 31,
	Location	2017	2016
Acquisition-related costs	Marketing and administrative expenses	$(1)	$(2)
Total restructuring, acquisition and integration-related costs		$(1)	$(2)

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

Adjusting income (expense) items are shown in the table below (in millions):

	Three Months Ended March 31,
	2017	2016
Acquisition-related costs	$(1)	$(2)
Total adjusting items	$(1)	$(2)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from net earnings attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended March 31,
	2017	2016
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$101	$57
Less: Net earnings attributable to noncontrolling interests	—	2
NET EARNINGS	101	59
Income tax expense	43	34
EARNINGS BEFORE TAXES	144	93
Interest expense, net	26	23
EARNINGS BEFORE INTEREST AND TAXES	170	116
Adjusting items from above	(1)	(2)
ADJUSTED EBIT	$171	$118
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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended March 31,
	2017	2016
Net sales	$511	$473
% change from prior year	8%	—%
EBIT	$71	$64
EBIT as a % of net sales	14%	14%
Depreciation and amortization expense	$36	$34

NET SALES

In our Composites segment, net sales in the first quarter of 2017 increased $38 million compared to the same period in 2016. For the first quarter, the increase was driven by higher sales volumes of approximately 11%, as volume performance benefited from broad-based market strength, particularly the roofing market. This benefit was partially offset about equally by unfavorable product mix (mainly related to higher sales volumes into the roofing market) and lower selling prices.

EBIT

In our Composites segment, EBIT in the first quarter of 2017 was $71 million compared to $64 million in the same period in 2016. For the first quarter, the EBIT improvement driven by higher sales volumes was largely offset by slightly lower selling prices and the negative impact of input cost inflation. The remaining improvement was driven by lower furnace rebuild and plant startup costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. In 2017, we expect moderate global industrial production growth.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended March 31,
	2017	2016
Net sales	$399	$385
% change from prior year	4%	2%
EBIT	$5	$13
EBIT as a % of net sales	1%	3%
Depreciation and amortization expense	$26	$25
NET SALES
In our Insulation segment, net sales in the first quarter of 2017 increased $14 million compared to the same period in 2016, driven by higher sales volumes of approximately 4%. Slightly lower selling prices of $6 million were offset by favorable customer mix resulting from lower sales with a large residential insulation installer following a second quarter 2016 commercial dispute.
EBIT
In our Insulation segment, EBIT in the first quarter of 2017 decreased by $8 million compared to the same period in 2016. For the first quarter, lower selling prices were largely offset by favorable customer mix. The benefit of higher sales volumes was more than offset by the negative impact of lower production volumes and modest levels of input cost inflation.
OUTLOOK
During the first quarter of 2017, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was approximately 1.255 million, up from an annual average of approximately 1.150 million starts in the first quarter of 2016. While the trend in U.S. housing starts has generally been positive over the past few years, the timing and pace of recovery of the United States housing market remains uncertain.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended March 31,
	2017	2016
Net sales	$627	$429
% change from prior year	46%	9%
EBIT	$125	$73
EBIT as a % of net sales	20%	17%
Depreciation and amortization expense	$12	$10
NET SALES
In our Roofing segment, net sales in the first quarter of 2017 increased by $198 million compared to the same period in 2016. Sales volumes increased by approximately 30%, in-line with the growth of the U.S. asphalt shingle market. The market growth was primarily due to storm activity, age-related reroof and increased demand from new construction. Our second quarter 2016 acquisition of InterWrap contributed $68 million of net sales. The remaining increase was driven by higher third-party asphalt sales.
EBIT
In our Roofing segment, EBIT in the first quarter of 2017 increased by $52 million compared to the same period in 2016, primarily driven by higher sales volumes. Our second quarter 2016 acquisition of InterWrap contributed $17 million of EBIT, but was partially offset by $5 million of unfavorable customer mix and slightly higher marketing costs, both of which were largely due to timing differences within the year.
OUTLOOK
In our Roofing segment, we expect the factors that have driven strong margins in recent years will continue to deliver profitability. The overall U.S. asphalt shingle market size will impact our financial outlook for this year. Other uncertainties that may impact our Roofing margins include competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.
Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended March 31,
	2017	2016
Acquisition-related costs	$(1)	$(2)
General corporate expense and other	(30)	(32)
EBIT	$(31)	$(34)
Depreciation and amortization	$10	$7

EBIT
In Corporate, Other and Eliminations, EBIT losses for the first quarter of 2017 were lower by $3 million compared to the same period in 2016, primarily due to slightly lower general corporate expenses. Costs related to our acquisition were relatively flat to the prior year. See details of these costs in the table above and further explained in the Adjusted Earnings Before Interest and Taxes paragraph of MD&A.

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
The Company has a $250 million Receivables Securitization Facility which now matures in April 2018, following an amendment in March 2017 to extend its maturity. No other significant terms impacting liquidity were amended.
As of March 31, 2017, the Company utilized its Receivables Securitization Facility for $158 million of borrowings and $2 million of outstanding letters of credit, and had $90 million available on this facility. As of March 31, 2017, the Company had no borrowings on its Senior Revolving Credit Facility, $9 million of outstanding letters of credit, and had $791 million available on this facility.
The Company has no significant debt maturities of senior notes before 2019, and our Receivables Securitization Facility matures in 2018. As of March 31, 2017, the Company had $2.3 billion of total debt and Cash and cash equivalents of $101 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income tax and foreign withholding taxes upon repatriation to the U.S. As of March 31, 2017, and December 31, 2016, the Company had $96 million and $53 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S.
As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to page 13 of the Risk Factors disclosed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2016 for details on the factors that could inhibit our subsidiaries' abilities to pay dividends or make other distributions to the parent company.
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
The credit agreements applicable to our Senior Revolving Credit Facility and the Receivables Securitization Facility contain various covenants that we believe are usual and customary. The Senior Revolving Credit Facility and the Receivables Securitization Facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of March 31, 2017.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flows
The following table presents a summary of our cash balance and cash flows (in millions):

	Three Months Ended March 31,
	2017	2016
Cash balance	$101	$54
Net cash flow provided by operating activities	$7	$63
Net cash flow used for investing activities	$(67)	$(98)
Net cash flow provided by (used for) financing activities	$43	$(8)
Availability on the Senior Revolving Credit Facility	$791	$791
Availability on the Receivables Securitization Facility	$90	$151
Availability on the Term Loan commitment (a)	$—	$300
(a) In 2016, the Company, pursuant to its Senior Credit Facility, obtained an incremental Term Loan commitment, which was subsequently borrowed and repaid in 2016. For additional information, please refer to page 30 of the Liquidity, Capital Resources and Other Related Matters section of Item 7 of the Company's Form 10-K for the year ended December 31, 2016.
Operating activities: For the three months ended March 31, 2017, the Company's operating activities provided $7 million of cash compared to $63 million in the same period in 2016. The decrease of $56 million was primarily driven by increased operating assets and liabilities (primarily higher receivables), partially offset by increased earnings.
Investing activities: Net cash flow used for investing activities decreased $31 million for the three months ended March 31, 2017 compared to the same period of 2016, due to the timing of cash paid for property, plant and equipment.
Financing activities: Net cash provided by financing activities was $43 million for the three months ended March 31, 2017, compared to $8 million used in the same period in 2016. The change of $51 million was due primarily to higher net borrowings on our Receivables Securitization Facility, partially offset by higher purchases of treasury stock.
2017 Investments
The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2017 are expected to be approximately $375 million, which is roughly $30 million greater than expected depreciation and amortization. Capital spending in excess of depreciation and amortization is primarily due to the expansion of our Composites operations in India. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.
Tax Net Operating Losses
There have been no material changes to the disclosure in the Company’s Form 10-K for the year ended December 31, 2016.
Pension Contributions
Please refer to Note 11 of the Consolidated Financial Statements. The Company expects to contribute $67 million in cash to its global pension plans during 2017. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.
Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Fair Value Measurement

Please refer to Note 15 of the Consolidated Financial Statements.
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the three months ended March 31, 2017, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended March 31, 2017, our RIR was 0.49 as compared to 0.55 in the same period a year ago.
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
Please refer to Note 12 of the Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” "appear," "assume," “believe,” “estimate,” “expect,” "forecast," “intend,” “likely,” “may,” “plan,” “project,” "seek," "should," “strategy,” "will" and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors and actual results may differ materially from those results projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	relationships with key customers;

•	levels of residential and commercial construction activity;

•	competitive and pricing factors;

•	levels of global industrial production;

•	demand for our products;

•	industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;

•	domestic and international economic and political conditions, including new legislation or other governmental actions by the U.S. presidential administration and Congress;

•	foreign exchange and commodity price fluctuations;

•	our level of indebtedness;

•	weather conditions;

•	availability and cost of credit;

•	availability and cost of energy and raw materials;

•	issues involving implementation and protection of information technology systems;

•	labor disputes;

•	legal and regulatory proceedings, including litigation and environmental actions;

•	our ability to utilize our net operating loss carryforwards;

•	research and development activities and intellectual property protection;

•	interest rate movements;

•	uninsured losses;

•	issues related to acquisitions, divestitures and joint ventures;

•	achievement of expected synergies, cost reductions and/or productivity improvements;

•	defined benefit plan funding obligations; and

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	price volatility in certain wind energy markets in the U.S.
All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in Item 1A - Risk factors in Part I of our Form 10-K for the year ended December 31, 2016. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the three months ended March 31, 2017. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our Form 10-K for the year ended December 31, 2016 for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS
The information required by this item is incorporated by reference to Note 12, Contingent Liabilities and Other Matters.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2016.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January1-31, 2017	321,377		$53.16	320,195	9,512,370
February 1-28, 2017	519,388		56.34	300,000	9,212,370
March 1-31, 2017	423,899		60.85	423,135	8,789,235
Total	1,264,664	*	$57.04	1,043,330	8,789,235

*	The Company retained 221,334 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.0 million shares of its common stock for $60 million during the three months ended March 31, 2017 under the Repurchase Authorization. As of March 31, 2017, 8.8 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Submission of Matters to a Vote of Security Holders.
At the 2017 Annual Meeting of Stockholders of the Company held on April 20, 2017, the Company's stockholders cast their votes as described below on four proposals described in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on March 16, 2017.

Proposal 1
The following directors were elected to serve until the 2018 Annual Meeting of Stockholders and until their successors are elected and qualified pursuant to the following vote:

Name	Votes For	Votes Against	Abstentions	Broker Non-Votes
Cesar Conde	96,113,697	72,725	113,438	6,985,283
J. Brian Ferguson	96,149,148	51,506	99,206	6,985,283
Ralph F. Hake	95,517,277	682,962	99,621	6,985,283
F. Philip Handy	95,021,741	1,177,907	100,212	6,985,283
Edward F. Lonergan	96,082,794	117,870	99,196	6,985,283
Maryann T. Mannen	96,166,788	39,523	93,549	6,985,283
James J. McMonagle	95,860,374	339,623	99,863	6,985,283
W. Howard Morris	95,869,635	330,273	99,952	6,985,283
Suzanne P. Nimocks	95,232,212	971,764	95,884	6,985,283
Michael H. Thaman	94,350,584	1,778,981	170,295	6,985,283
John D. Williams	95,987,046	211,677	101,137	6,985,283
Proposal 2
Company stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2017 pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
101,587,575	1,558,501	139,067	—
Proposal 3
Company stockholders approved, on an advisory basis, the 2016 compensation paid to the Company’s named executive officers pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
95,184,273	980,429	135,158	6,985,283
Proposal 4
Company stockholders recommended, by non-binding vote, the annual frequency of named executive officer compensation votes pursuant to the following vote:

1 Year	2 Years	3 Years	Abstentions	Broker Non-Votes
87,184,778	64,181	8,909,108	141,793	6,985,283
In light of such vote, the Company has decided to include a stockholder vote on executive compensation in its proxy materials annually.

ITEM 6.    EXHIBITS
See Exhibit Index below, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	April 26, 2017	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer

Date:	April 26, 2017	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller

EXHIBIT INDEX

Exhibit Number	Description
10.36	Sixth Amendment to the Amended and Restated Receivables Purchase Agreement, dated as of March 24, 2017 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase