Form 10-Q
period 2017-06-30
Owens Corning
filed 2017-07-26
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
Yes ☑             No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐             No ☑
As of July 17, 2017, 111,193,238 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
NET SALES	$1,597	$1,545	$3,075	$2,776
COST OF SALES	1,188	1,129	2,323	2,088
Gross margin	409	416	752	688
OPERATING EXPENSES
Marketing and administrative expenses	155	151	297	285
Science and technology expenses	21	21	42	40
Other expenses, net	43	4	53	7
Total operating expenses	219	176	392	332
EARNINGS BEFORE INTEREST AND TAXES	190	240	360	356
Interest expense, net	27	29	53	52
EARNINGS BEFORE TAXES	163	211	307	304
Income tax expense	67	73	110	107
Equity in net earnings of affiliates	—	1	—	1
NET EARNINGS	96	139	197	198
Net earnings attributable to noncontrolling interests	—	1	—	3
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$96	$138	$197	$195
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.86	$1.20	$1.76	$1.69
Diluted	$0.85	$1.19	$1.74	$1.67
Dividend	$0.20	$0.18	$0.40	$0.36
WEIGHTED AVERAGE COMMON SHARES
Basic	111.6	115.1	112.0	115.3
Diluted	113.1	116.4	113.5	116.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET EARNINGS	$96	$139	$197	$198
Currency translation adjustment (net of tax of $6 and $(4) for the three months ended June 30, 2017 and 2016, respectively, and $6 and $1 for the six months ended June 30, 2017 and 2016, respectively)	29	(13)	65	21
Pension and other postretirement adjustment (net of tax of $(7) and $1 for the three months ended June 30, 2017 and 2016, respectively, and $(8) and $3 for the six months ended June 30, 2017 and 2016, respectively)	14	—	14	10
Hedging adjustment (net of tax of $1 and $(2) for the three months ended June 30, 2017 and 2016, respectively, and $2 and $(2) for the six months ended June 30, 2017 and 2016, respectively)	(1)	3	(3)	4
COMPREHENSIVE EARNINGS	138	129	273	233
Comprehensive earnings attributable to noncontrolling interests	—	1	—	3
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$138	$128	$273	$230

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	June 30, 2017	December 31, 2016
CURRENT ASSETS
Cash and cash equivalents	$199	$112
Receivables, less allowances of $12 at June 30, 2017 and $9 at December 31, 2016	915	678
Inventories	792	710
Assets held for sale	10	12
Other current assets	72	74
Total current assets	1,988	1,586
Property, plant and equipment, net	3,336	3,112
Goodwill	1,484	1,336
Intangible assets, net	1,361	1,138
Deferred income taxes	321	375
Other non-current assets	200	194
TOTAL ASSETS	$8,690	$7,741
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,113	$960
Long-term debt – current portion	3	3
Total current liabilities	1,116	963
Long-term debt, net of current portion	2,686	2,099
Pension plan liability	372	367
Other employee benefits liability	240	221
Deferred income taxes	75	36
Other liabilities	186	164
Redeemable equity	—	2
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,988	3,984
Accumulated earnings	1,529	1,377
Accumulated other comprehensive deficit	(634)	(710)
Cost of common stock in treasury (c)	(908)	(803)
Total Owens Corning stockholders’ equity	3,976	3,849
Noncontrolling interests	39	40
Total equity	4,015	3,889
TOTAL LIABILITIES AND EQUITY	$8,690	$7,741

(a)	10 shares authorized; none issued or outstanding at June 30, 2017 and December 31, 2016

(b)	400 shares authorized; 135.5 issued and 111.3 outstanding at June 30, 2017; 135.5 issued and 112.7 outstanding at December 31, 2016

(c)	24.2 shares at June 30, 2017, and 22.8 shares at December 31, 2016
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2017	2016
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$197	$198
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	168	158
Deferred income taxes	73	83
Provision for pension and other employee benefits liabilities	39	3
Stock-based compensation expense	20	17
Other non-cash	2	(5)
Changes in operating assets and liabilities	(74)	(117)
Pension fund contributions	(16)	(9)
Payments for other employee benefits liabilities	(9)	(9)
Other	(8)	7
Net cash flow provided by operating activities	392	326
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(170)	(187)
Proceeds from the sale of assets or affiliates	3	—
Investment in subsidiaries and affiliates, net of cash acquired	(561)	(450)
Other	3	2
Net cash flow used for investing activities	(725)	(635)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	588	—
Proceeds from senior revolving credit and receivables securitization facilities	337	434
Proceeds from term loan borrowing	—	300
Payments on senior revolving credit and receivables securitization facilities	(337)	(326)
Net decrease in short-term debt	—	(6)
Dividends paid	(45)	(40)
Purchases of treasury stock	(134)	(87)
Other	3	4
Net cash flow provided by financing activities	412	279
Effect of exchange rate changes on cash	9	1
Net increase (decrease) in cash, cash equivalents and restricted cash	88	(29)
Cash, cash equivalents and restricted cash at beginning of period	118	96
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$206	$67

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2016 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (U.S.). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"). Certain reclassifications have been made to the periods presented for 2016 to conform to the classifications used in the periods presented for 2017.
Cash, Cash Equivalents and Restricted Cash
The Company defines cash and cash equivalents as cash and time deposits with maturities of three months or less when purchased. On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $7 million and $6 million as of June 30, 2017 and December 31, 2016, respectively. On the Consolidated Balance Sheets, restricted cash is included in Other current assets. There were no restricted cash amounts for the previous time periods presented in the Consolidated Statements of Cash Flows. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

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
Insulation – Within our Insulation segment, the Company manufactures and sells fiberglass insulation into residential, commercial, industrial and other markets for both thermal and acoustical applications. It also manufactures and sells glass fiber pipe insulation, flexible duct media, bonded and granulated mineral wool insulation, cellular glass and foam insulation used in above- and below-grade construction applications.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reportable Segments
Composites	$537	$517	$1,048	$990
Insulation	439	414	838	799
Roofing	684	679	1,311	1,108
Total reportable segments	1,660	1,610	3,197	2,897
Corporate eliminations	(63)	(65)	(122)	(121)
NET SALES	$1,597	$1,545	$3,075	$2,776

External Customer Sales by Geographic Region
United States	$1,139	$1,097	$2,190	$1,942
Europe	147	152	287	286
Asia Pacific	185	174	338	319
Other	126	122	260	229
NET SALES	$1,597	$1,545	$3,075	$2,776

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reportable Segments
Composites	$84	$74	$155	$138
Insulation	29	32	34	45
Roofing	155	169	280	242
Total reportable segments	268	275	469	425
Restructuring costs	(29)	(3)	(29)	(3)
Acquisition-related costs	(10)	(2)	(11)	(4)
Recognition of InterWrap inventory fair value step-up	—	(8)	—	(8)
Litigation settlement gain, net of legal fees	29	—	29	—
Pension settlement losses	(30)	—	(30)	—
General corporate expense and other	(38)	(22)	(68)	(54)
EBIT	$190	$240	$360	$356

3.    INVENTORIES
Inventories consist of the following (in millions):

	June 30, 2017	December 31, 2016
Finished goods	$521	$482
Materials and supplies	271	228
Total inventories	$792	$710

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2017 and December 31, 2016, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	June 30, 2017	December 31, 2016
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross currency swaps	Other current assets	$4	$4
Cross currency swaps	Other non-current assets	$—	$6
Amount of gain recognized in OCI (effective portion)	OCI	$3	$18
Cash flow hedges:
Natural gas forward swaps	Other current assets	$—	$4
Amount of gain recognized in OCI (effective portion)	OCI	$—	$4
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross currency swaps	Other liabilities	$10	$—
Cash flow hedges:
Natural gas forward swaps	Accounts payable and accrued liabilities	$1	$—
Amount of loss recognized in OCI related to natural gas forward swaps (effective portion)	OCI	$1	$—
Amount of loss recognized in OCI related to treasury interest rate lock (effective portion)	OCI	$1	$1
Derivative assets not designated as hedging instruments:
Natural gas forward swaps	Other current assets	$—	$1
Foreign exchange contracts	Other current assets	$—	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange contracts	Accounts payable and accrued liabilities	$2	$2

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the notional amount of derivatives and hedging instruments on the Consolidated Balance Sheet (in millions):

		Notional Amount
	Unit of Measure	June 30, 2017
Net investment hedges:
Cross currency swaps	U.S. Dollars	$250
Cash flow hedges:
Natural gas forward swaps U.S. indices	MMBtu	8
Natural gas forward swaps European indices	MMBtu (equivalent)	2
The Company had notional amounts of $81 million for derivative financial instruments related to non-designated foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, Indian Rupee, Japanese Yen, and South Korean Won. In addition, the Company had notional amounts of $36 million for derivative financial instruments related to non-designated foreign currency exposures in European Euro primarily related to Russian Rubles. Please refer to the Other Derivatives section below for more detail on these instruments.
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2017	2016	2017	2016
Derivative activity designated as hedging instruments:
Natural gas:
Amount of (gain)/loss reclassified from OCI into earnings (effective portion)	Cost of sales	$(1)	$3	$(2)	$6
Foreign currency:
Amount of loss reclassified from OCI into earnings (effective portion)	Other expenses, net	$—	$—	$—	$1
Interest rate:
Amount of loss recognized in earnings	Interest expense, net	$1	$—	$1	$1
Derivative activity not designated as hedging instruments:
Natural gas:
Amount of loss/(gain) recognized in earnings	Other expenses, net	$1	$—	$1	$(1)
Foreign currency:
Amount of loss recognized in earnings (a)	Other expenses, net	$4	$3	$4	$6

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

In June and July 2016, the Company entered into a total of $300 million of forward U.S. Treasury rate lock agreements to manage the U.S. Treasury portion of its interest rate risk associated with the anticipated issuance of 10-year fixed rate senior notes in 2016. The Company designated these forward U.S. Treasury rate lock agreements as cash flow hedges, and paid $1 million to settle these agreements in August 2016 upon issuance of its 2026 senior notes. The $1 million fair value of these agreements will be amortized over the remaining life of the 2026 senior notes as a component of interest expense. Hedge ineffectiveness for these agreements was less than $1 million. Please refer to Note 10 of the Consolidated Financial Statements for further information on the Company's 2026 senior notes.
As of June 30, 2017, $1 million of losses included in accumulated OCI on the Consolidated Balance Sheets relate to natural gas contracts that are expected to impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.
Net Investment Hedges
The Company uses cross currency forward contracts to hedge a portion of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates (primarily the European Euro). For derivative instruments that are designated and qualify as hedges of net investments in foreign operations, settlements and changes in fair values of the derivative instruments are recognized in Currency translation adjustment, a component of Accumulated OCI, to offset the changes in the values of the net investments being hedged. Any portion of net investment hedges that is determined to be ineffective is recorded in Other expenses, net on the Consolidated Statements of Earnings. Cash settlements are included in Other investing activities in the Consolidated Statements of Cash Flows.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

June 30, 2017	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	19	$374	$(100)	$274
Technology	18	231	(109)	122
Other	9	45	(24)	21
Indefinite-lived intangible assets:
Trademarks		944	—	944
Total intangible assets		$1,594	$(233)	$1,361
Goodwill		$1,484

December 31, 2016	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	22	$252	$(94)	$158
Technology	19	216	(103)	113
Other	9	45	(23)	22
Indefinite-lived intangible assets:
Trademarks		845	—	845
Total intangible assets		$1,358	$(220)	$1,138
Goodwill		$1,336

Other Intangible Assets
The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $37 million in each of the next five fiscal years, which includes approximately $10 million of annual amortization expense from the preliminary purchase price allocation of the acquisition of Pittsburgh Corning Corporation and Pittsburgh Corning Europe NV (collectively "Pittsburgh Corning"); see Note 7 for more details of this acquisition. The Other category below primarily includes franchise agreements and emission rights. The changes in the gross carrying amount of intangible assets by asset group are as follows (in millions):

	Customer Relationships	Technology	Trademarks	Other	Total
Balance at December 31, 2016	$252	$216	$845	$45	$1,358
Acquisitions (see Note 7)	121	15	99	—	235
Foreign Currency Translation	1	—	—	—	1
Balance at June 30, 2017	$374	$231	$944	$45	$1,594

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Goodwill
During the second quarter of 2017, goodwill increased by $143 million as a result of the acquisition of Pittsburgh Corning. The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first six months of 2017. The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2016	$55	$888	$393	$1,336
Acquisitions (see Note 7)	—	143	—	143
Foreign currency translation	1	—	4	5
Balance at June 30, 2017	$56	$1,031	$397	$1,484

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	June 30, 2017	December 31, 2016
Land	$201	$189
Buildings and leasehold improvements	978	874
Machinery and equipment	4,039	3,818
Construction in progress	285	250
	5,503	5,131
Accumulated depreciation	(2,167)	(2,019)
Property, plant and equipment, net	$3,336	$3,112
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 13% and 14% of total machinery and equipment as of June 30, 2017 and December 31, 2016. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

7.    ACQUISITIONS

Pittsburgh Corning Acquisition

On June 27, 2017, the Company acquired all outstanding equity of Pittsburgh Corning, the world’s leading producer of cellular glass insulation systems for commercial and industrial markets, for approximately $567 million, net of cash acquired. This acquisition expands the Company’s position in commercial and industrial product offerings and grows its presence in Europe and Asia. Because the acquisition was completed close to the end of the second quarter of 2017, all fair values of the identifiable assets acquired and liabilities assumed are preliminary estimates and are based on the information that was available as of the acquisition date. The estimated fair values of intangible assets by type represent preliminary valuations based on management’s estimates, forecasted financial information and reasonable and supportable assumptions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.     ACQUISITIONS (continued)

The following table details the identifiable indefinite and definite-lived intangible assets acquired, their preliminary fair values and estimated weighted average useful lives (in millions):

Type of Intangible Asset	Preliminary Fair Value	Weighted Average Useful Life
Customer relationships	$121	15
Technology	15	11
Trademarks	99	indefinite
Total	$235

During the second quarter of 2017, the operating results of the acquired business were immaterial, and a preliminary purchase price allocation, including goodwill, has been included in the Insulation segment of the Company's Consolidated Financial Statements since the date of the acquisition. Goodwill has been initially valued at approximately $143 million, with none of the amount expected to be tax-deductible. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Pittsburgh Corning acquisition and will accelerate making the Company the leading provider of insulation solutions by building on core glass technologies. The acquisition also included cash of approximately $50 million. The Company expects to complete its valuations no later than one year from the acquisition date and adjustments will continue to be made to the fair value of the identifiable assets acquired and liabilities assumed. Those adjustments may or may not be material. The pro forma effect of this acquisition on Net Sales and Net earnings attributable to Owens Corning was not material.
InterWrap Acquisition
On April 21, 2016, the Company acquired all outstanding shares of InterWrap Holdings, Inc. ("InterWrap"), a leading manufacturer of roofing underlayment and packaging materials, for approximately $452 million, net of cash acquired. This acquisition expands the Company’s position in roofing components, strengthens the Company’s capabilities to support the conversion from organic to synthetic underlayment and accelerates its growth in the roofing components market. Interwrap's operating results have been included in the Roofing segment of the Company's Consolidated Financial Statements since the date of the acquisition. During the six months ended June 30, 2017, the Consolidated Statements of Earnings included $86 million in Net sales attributable to the InterWrap acquisition (related to the one-year post-acquisition period). The pro forma effect of this acquisition on Net sales and Net earnings attributable to Owens Corning was not material.

8. WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Six Months Ended June 30, 2017
Beginning balance	$52
Amounts accrued for current year	10
Settlements of warranty claims	(8)
Ending balance	$54

9.    RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.	RESTRUCTURING, ACQUISITION AND INTEGRATION-RELATED COSTS (continued)

Acquisition-Related Costs
During the first six months of 2017, the Company incurred $11 million of transaction and integration costs related to its announced acquisitions. Please refer to Note 7 of the Consolidated Financial Statements for further information on these acquisitions. These costs are recorded in the Corporate, Other and Eliminations category. See Restructuring Costs section below for detail on additional costs related to these acquisitions. The following table presents the impact and respective location of acquisition-related costs for the six months of 2017 on the Consolidated Statements of Earnings (in millions):

Location	InterWrap Acquisition	Pittsburgh Corning Acquisition	Total
Marketing and administrative expenses	$1	$1	$2
Other expenses, net	—	9	9
Total acquisition-related costs	$1	$10	$11

Restructuring Costs

Pittsburgh Corning Acquisition-Related Restructuring
Following the acquisition of Pittsburgh Corning into the Company's Insulation segment, the Company took actions to realize expected synergies from the newly acquired operations. During the second quarter of 2017, the Company recorded $14 million of severance charges related to these actions. The Company expects to incur an immaterial amount of incremental costs in the remainder of 2017 related to these actions.

2017 Cost Reduction Actions
During the second quarter of 2017, the Company took actions to avoid future capital outlays and reduce costs in its Composites segment, mainly through decisions to close certain sub-scale manufacturing facilities in Asia Pacific and North America and to reposition assets in its European operations. The Company recorded $13 million of charges, comprised of $11 million of severance, $1 million of accelerated depreciation and $1 million of exit costs associated with these actions. The Company expects to recognize approximately $40 million of additional exit costs in 2017 and 2018, of which about $25 million is accelerated depreciation.

Other Restructuring Actions
During the remainder of 2017, the Company expects to incur an immaterial amount of incremental costs related to its 2016 Cost Reduction Actions and InterWrap Acquisition-Related Restructuring. Please refer to Note 11 of our 2016 Form 10-K for more information about these restructuring actions.

Consolidated Statements of Earnings Classification
The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings, which are included in our Corporate, Other and Eliminations category (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Type of cost	Location	2017	2016	2017	2016
Accelerated depreciation	Cost of sales	$2	$1	$2	$1
Other exit costs	Cost of sales	2	2	2	2
Severance	Other expenses, net	25	—	25	—
Total restructuring costs		$29	$3	$29	$3

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.	RESTRUCTURING, ACQUISITION AND INTEGRATION-RELATED COSTS (continued)

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activity (in millions):

	2017 Cost Reduction Actions	Pittsburgh Corning Acquisition-Related Restructuring	2016 Cost Reduction Actions	InterWrap Acquisition-Related Restructuring	2014 Cost Reduction Actions	Total
Balance at December 31, 2016	$—	$—	$1	$—	$1	$2
Restructuring costs	13	14	1	1	—	29
Non-cash items	(2)	—	(1)	(1)	—	(4)
Balance at June 30, 2017	$11	$14	$1	$—	$1	$27
Cumulative charges incurred	$13	$14	$19	$4	$45	$95

As of June 30, 2017, the remaining liability balance is comprised of $27 million of severance, inclusive of $6 million of long-term severance and $21 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.    DEBT

Details of the Company’s outstanding long-term debt are as follows (in millions):

	June 30, 2017	December 31, 2016
9.00% senior notes, net of discount and financing fees, due 2019	$143	$143
4.20% senior notes, net of discount and financing fees, due 2022	597	596
4.20% senior notes, net of discount and financing fees, due 2024	391	391
3.40% senior notes, net of discount and financing fees, due 2026	395	395
7.00% senior notes, net of discount and financing fees, due 2036	537	536
4.30% senior notes, net of discount and financing fees, due 2047	588	—
Various capital leases, due through and beyond 2050	31	33
Fair value adjustment to debt	7	8
Total long-term debt	2,689	2,102
Less – current portion	3	3
Long-term debt, net of current portion	$2,686	$2,099
Senior Notes
The Company issued $600 million of 2047 senior notes on June 26, 2017 subject to $12 million of discounts and issuance costs. Interest on the 2047 senior notes is payable semiannually in arrears on January 15 and July 15 each year, beginning on January 15, 2018. A portion of the proceeds from the 2047 senior notes was used to fund the purchase of Pittsburgh Corning in the second quarter of 2017. In the third quarter of 2017, a portion of the proceeds was used by the Company, in addition to borrowings on the Receivables Securitization Facility (as defined below), to repurchase $82 million of its outstanding 2019 senior notes and $140 million of its outstanding 2036 senior notes, together with a $58 million tender premium and $1 million of accrued interest. The Company also issued a make-whole call to repay the remainder of its outstanding 2019 senior notes, which it expects to complete in the middle of the third quarter of 2017 with a redemption premium of approximately $8 million and $1 million of accrued interest. In total for all of these repurchase and redemption activities, the Company expects to recognize approximately $71 million of loss on extinguishment of debt in the third quarter of 2017, inclusive of the remaining unamortized financing fees and discount. The remaining proceeds of the 2047 senior notes are to be used for general corporate purposes.
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2017.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of June 30, 2017. Please refer to the Credit Facility Utilization paragraph below for liquidity information as of June 30, 2017.
Term Loan Commitment
The Company obtained a term loan commitment on June 8, 2017 for $350 million (the "Term Loan Commitment"), separate from the $600 million of uncommitted incremental loans permitted under the Senior Revolving Credit Facility. The Company entered into the Term Loan Commitment, in part, to pay a portion of the purchase price of the Pittsburgh Corning acquisition. If drawn, the Term Loan Commitment requires full repayment by June 2018 for any outstanding borrowings. In the second quarter of 2017, the Company used a portion of the proceeds from the issuance of the 2047 senior notes for the Pittsburgh Corning acquisition, in lieu of drawing on this Term Loan Commitment.
The Term Loan Commitment contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of June 30, 2017. Please refer to the Credit Facility Utilization paragraph below for liquidity information as of June 30, 2017.
Receivables Securitization Facility
From time to time, the Company has borrowings outstanding under a Receivables Purchase Agreement (the “RPA”) that are accounted for as secured borrowings in accordance with Accounting Standards Codification ("ASC") 860, "Accounting for Transfers and Servicing." Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility (the "Receivables Securitization Facility") now matures in May 2020, following amendments in March 2017 and May 2017 to extend its maturity. No other significant terms impacting liquidity were amended. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates, plus a fixed spread.
The Receivables Securitization Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	DEBT (continued)

Company was in compliance with these covenants as of June 30, 2017. Please refer to the Credit Facility Utilization paragraph below for liquidity information as of June 30, 2017.
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
Credit Facility Utilization
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	As of June 30, 2017
	Senior Revolving Credit Facility	Receivables Securitization Facility	Term Loan Commitment (a)
Facility size or borrowing limit	$800	$250	$350
Borrowings	—	—	—
Outstanding letters of credit	9	2	n/a
Availability on facility	$791	$248	$350
(a) On July 24, 2017, the Company provided formal notification of its intent to voluntarily reduce the entire Term Loan Commitment, thus eliminating the availability of credit under the facility effective on July 31, 2017.
Short-Term Debt
At both June 30, 2017 and December 31, 2016, short-term borrowings were less than $1 million. The short-term borrowings consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 5.4% for June 30, 2017 and December 31, 2016.

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
During the second quarter of 2017, the Company completed two balance sheet risk mitigation actions related to certain non-U.S. pension plans. These actions included the purchase of non-participating annuity contracts from an insurance company and the payment of lump sums to retirees, which resulted in the settlement of liabilities to affected participants. As a result of these transactions, the Company recognized pension settlement losses of $30 million during the three and six months ended June 30, 2017. These losses are included in Other expenses, net on the Consolidated Statements of Earnings in our Corporate, Other and Eliminations category. These transactions did not have a material effect on the plans' funded status.
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended June 30,
	2017			2016
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$1	$2	$1	$1	$2
Interest cost	10	4	14	11	5	16
Expected return on plan assets	(15)	(5)	(20)	(15)	(6)	(21)
Amortization of actuarial loss	4	2	6	4	1	5
Settlement loss	—	30	30	—	—	—
Curtailment gain	—	—	—	—	(6)	(6)
Contractual termination benefit	—	—	—	—	2	2
Net periodic pension cost	$—	$32	$32	$1	$(3)	$(2)

	Six Months Ended June 30,
	2017			2016
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$3	$2	$5	$3	$2	5
Interest cost	20	8	28	22	9	31
Expected return on plan assets	(29)	(11)	(40)	(29)	(12)	(41)
Amortization of actuarial loss	7	3	10	7	2	9
Settlement loss	—	30	30	—	—	—
Curtailment gain	—	—	—	—	(6)	(6)
Contractual termination benefit	—	—	—	—	2	2
Net periodic pension cost	$1	$32	$33	$3	$(3)	$—

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The Company expects to contribute approximately $50 million in cash to the U.S. pension plans and another $21 million to non-U.S. plans during 2017. The Company made cash contributions of $16 million to the plans during the six months ended June 30, 2017.
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
The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost	$1	$—	$2	$1
Interest cost	3	2	5	4
Amortization of prior service cost	—	(1)	(1)	(2)
Amortization of actuarial loss	1	—	—	—
Net periodic benefit cost	$5	$1	$6	$3

12.	CONTINGENT LIABILITIES AND OTHER MATTERS

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
Litigation Settlement Gain

In May 2017, the Company and TopBuild Corp. entered into a settlement agreement in connection with a commercial breach of contract dispute from the second quarter of 2016. Under the terms of the settlement, TopBuild Corp. paid Owens Corning $30 million in cash in the second quarter of 2017. The settlement also resulted in the dismissal of the lawsuit filed in May 2016 in connection with the dispute. For the three and six months ended June 30, 2017, a $29 million litigation settlement gain, net of legal fees, was recorded in Other expenses, net on the Consolidated Statements of Earnings in the Corporate, Other and Eliminations category.

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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act ("RCRA"), and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of June 30, 2017, the Company was involved with a total of 21 sites worldwide, including 8 Superfund sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil and groundwater contamination. This can include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At June 30, 2017, the Company had an accrual totaling $3 million for these costs. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

13.	STOCK COMPENSATION

Stock Plans

2016 Stock Plan

On April 21, 2016, the Company’s stockholders approved the Owens Corning 2016 Stock Plan (the “2016 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At June 30, 2017, the number of shares remaining available under the 2016 Stock Plan for all stock awards was 3.2 million.
Stock Options
The Company did not grant any stock options during the six months ended June 30, 2017. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is 10 years.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION (continued)

During both the three and six months ended June 30, 2017, the Company recognized expense of less than $1 million and $1 million, respectively, related to the Company's stock options. During both the three and six months ended June 30, 2016, the Company recognized expense of less than $1 million and $1 million, respectively, related to the Company's stock options. As of June 30, 2017, there was $1 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 0.67 years. The total aggregate intrinsic value of options outstanding as of June 30, 2017 was $28 million.
The following table summarizes the Company’s stock option activity:

	Six Months Ended June 30, 2017
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	975,400	$35.14
Exercised	(107,950)	36.02
Forfeited	(2,000)	37.65
Ending Balance	865,450	$35.02
The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at June 30, 2017	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$13.89 - $42.16	865,450	4.79	$35.02	796,500	4.63	$34.79

Restricted Stock Awards and Restricted Stock Units
The Company has granted restricted stock awards and restricted stock units (collectively referred to as “restricted stock”) as a part of its long-term incentive plan. Compensation expense for restricted stock is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is is typically three or four years. The Stock Plan allows alternate vesting schedules for death, disability, and retirement over various periods ending in 2020.
During the three and six months ended June 30, 2017, the Company recognized expense of $5 million and $10 million, respectively, related to the Company's restricted stock. During the three and six months ended June 30, 2016, the Company recognized expense of $5 million and $9 million, respectively, related to the Company's restricted stock. As of June 30, 2017, there was $42 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.84 years. The total fair value of shares vested during the six months ended June 30, 2017 and 2016 was $18 million and $14 million, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION (continued)

The following table summarizes the Company’s restricted stock activity:

	Six Months Ended June 30, 2017
	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,800,557	$37.78
Granted	462,499	55.84
Vested	(467,051)	39.01
Forfeited	(33,063)	42.95
Ending Balance	1,762,942	$42.02
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
In the six months ended June 30, 2017, the Company granted both internal company-based and external-based metric PSUs.
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
The Company estimated the fair value of the external-based metric performance stock grants using a Monte Carlo simulation. The external-based metric performance stock granted in 2017 uses various assumptions that include expected volatility of 26.1%, and a risk free interest rate of 1.4%, both of which were based on an expected term of 2.92 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon U.S. Treasury bills at the time of grant. The expected term represents the period from the grant date to the end of the three-year performance period. Compensation expense for external-based metric PSUs is measured based on the grant date fair value and is recognized on a straight-line basis over the vesting period. Pro-rata vesting may be utilized in the case of death, disability or approved retirement, and awards if earned will be paid at the end of the three-year period.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION (continued)

During the three and six months ended June 30, 2017, the Company recognized expense of $3 million and $8 million, respectively, related to PSUs. During the three and six months ended June 30, 2016, the Company recognized expense of $3 million and $5 million, respectively, related to the Company's PSUs. As of June 30, 2017, there was $22 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.88 years.
The following table summarizes the Company’s PSU activity:

	Six Months Ended June 30, 2017
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	472,300	$47.19
Granted	221,050	59.71
Forfeited	(8,052)	45.93
Ending Balance	685,298	$51.24
Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. At the approval date, 2.0 million shares were available for purchase under the ESPP. As of June 30, 2017, 1.1 million shares remain available for purchase.
During the three and six months ended June 30, 2017, the Company recognized expense of $1 million and $2 million, respectively, related to the Company's ESPP. During the three and six months ended June 30, 2016, the Company recognized expense of less than $1 million and $1 million, respectively, related to the Company's ESPP. As of June 30, 2017, there was $1 million of total unrecognized compensation cost related to the ESPP.

14.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings attributable to Owens Corning	$96	$138	$197	$195
Weighted-average number of shares outstanding used for basic earnings per share	111.6	115.1	112.0	115.3
Non-vested restricted and performance shares	1.2	0.8	1.2	0.8
Options to purchase common stock	0.3	0.5	0.3	0.4
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	113.1	116.4	113.5	116.5
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$0.86	$1.20	$1.76	$1.69
Diluted	$0.85	$1.19	$1.74	$1.67

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    EARNINGS PER SHARE (continued)

On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 2.0 million shares of its common stock for $121 million during the six months ended June 30, 2017 under the Repurchase Authorization. As of June 30, 2017, 7.8 million shares remain available for repurchase under the Repurchase Authorization.
For the three and six months ended June 30, 2017, we did not have any non-vested performance shares that had an anti-dilutive effect on earnings per share.
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
The following table summarizes the fair values and levels within the fair value hierarchy in which the fair value measurements fall as of June 30, 2017 (in millions):

	Total Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets	$4	$—	$4	$—
Liabilities:
Derivative liabilities	$13	$—	$13	$—

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
Items Disclosed at Fair Value
Long-term debt
The following table shows the fair value of the Company’s long-term debt as calculated based on quoted market prices for the same or similar issues (Level 2 input), or on the current rates offered to the Company for debt of the same remaining maturities:

	June 30, 2017	December 31, 2016
9.00% senior notes, net of discount and financing fees, due 2019	113%	114%
4.20% senior notes, net of discount and financing fees, due 2022	106%	104%
4.20% senior notes, net of discount and financing fees, due 2024	105%	102%
3.40% senior notes, net of discount and financing fees, due 2026	99%	95%
7.00% senior notes, net of discount and financing fees, due 2036	133%	118%
4.30% senior notes, net of discount and financing fees, due 2047	96%	—%
The Company determined that the book value of the remaining long-term debt instruments approximates fair value.

16.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income tax expense	$67	$73	$110	$107
Effective tax rate	41%	35%	36%	35%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and six months ended June 30, 2017 is primarily due to U.S. state and local income tax expense, the benefit of lower foreign tax rates and other discrete adjustments.
There was no difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and six months ended June 30, 2016.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (“AOCI”) (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Currency Translation Adjustment
Beginning balance	$(248)	$(213)	$(284)	$(247)
Net investment hedge amounts classified into AOCI, net of tax	(9)	5	(9)	(2)
Gain (loss) on foreign currency translation	38	(18)	74	23
Other comprehensive income/(loss), net of tax	29	(13)	65	21
Ending balance	$(219)	$(226)	$(219)	$(226)
Pension and Other Postretirement Adjustment
Beginning balance	$(429)	$(409)	$(429)	$(419)
Amounts reclassified from AOCI to net earnings, net of tax (a)	17	(2)	18	—
Amounts classified into AOCI, net of tax	(3)	2	(4)	10
Other comprehensive income, net of tax	14	—	14	10
Ending balance	$(415)	$(409)	$(415)	$(409)
Hedging Adjustment
Beginning balance	$1	$(3)	$3	$(4)
Amounts reclassified from AOCI to net earnings, net of tax (b)	—	1	(1)	4
Amounts classified into AOCI, net of tax	(1)	2	(2)	—
Other comprehensive (loss)/income, net of tax	(1)	3	(3)	4
Ending balance	$—	$—	$—	$—
Total AOCI ending balance	$(634)	$(635)	$(634)	$(635)

(a) These AOCI components are included in the computation of total Pension and OPEB expense and are recorded in Cost of sales, Marketing and administrative expenses and Other expenses, net. See Note 11 for additional information.
(b) Amounts reclassified from (loss)/gain on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and are recognized in Cost of sales. See Note 4 for additional information.

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
January 1, 2018
We are currently assessing the impact this standard will have on our Consolidated Financial Statements. We expect to complete our assessment in the second half of 2017 and plan to use the modified-retrospective method of adoption. Many of our customer volume commitments are short-term (as explained on pg. 5 of the Risk Factors disclosed in Item 1A of our 2016 Form 10-K) and contain single performance obligations. As a result, we do not expect many elements of this standard to be applicable to our business model.

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
January 1, 2019
We are currently assessing the potential impact of this standard adoption on our financial reporting processes and disclosures. We believe that our adoption of the standard will likely have a material impact to our Consolidated Balance Sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities. (Our operating lease obligations are described in Note 8 of our 2016 Form 10-K). We are in the process of analyzing our lease portfolio and implementing systems to comply with the standard's retrospective adoption requirements.

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
January 1, 2018
We do not expect that the adoption of this standard will have a material effect on our Consolidated Financial Statements on an ongoing basis. The standard's retrospective adoption, though, will likely have a significant impact on the classifications in our 2017 Consolidated Statements of Earnings, mainly due to pension settlement losses that were recorded in the second quarter of 2017 (as described in Note 11 of the Consolidated Financial Statements).

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
Guarantor and Nonguarantor Financial Statements
The Senior Notes and the Senior Revolving Credit Facility are guaranteed, fully, unconditionally and jointly and severally, by certain of Owens Corning’s current and future wholly-owned material domestic subsidiaries that are borrowers or guarantors under the Credit Agreement, which permits changes to the named guarantors in certain situations (collectively, the “Guarantor Subsidiaries”). The remaining subsidiaries have not guaranteed the Senior Notes and the Senior Revolving Credit Facility (collectively, the “Non-Guarantor Subsidiaries”).

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,171	$544	$(118)	$1,597
COST OF SALES	—	881	425	(118)	1,188
Gross margin	—	290	119	—	409
OPERATING EXPENSES
Marketing and administrative expenses	38	86	31	—	155
Science and technology expenses	—	18	3	—	21
Other expenses, net	4	(39)	78	—	43
Total operating expenses	42	65	112	—	219
EARNINGS BEFORE INTEREST AND TAXES	(42)	225	7	—	190
Interest expense, net	24	—	3	—	27
EARNINGS BEFORE TAXES	(66)	225	4	—	163
Income tax expense	(27)	82	12	—	67
Equity in net earnings of subsidiaries	135	(8)	—	(127)	—
Equity in net earnings of affiliates	—	—	—	—	—
NET EARNINGS	96	135	(8)	(127)	96
Net earnings attributable to noncontrolling interests	—	—	—	—	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$96	$135	$(8)	$(127)	$96

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$2,265	$1,055	$(245)	$3,075
COST OF SALES	1	1,747	820	(245)	2,323
Gross margin	(1)	518	235	—	752
OPERATING EXPENSES
Marketing and administrative expenses	74	163	60	—	297
Science and technology expenses	—	35	7	—	42
Other expenses, net	2	(30)	81	—	53
Total operating expenses	76	168	148	—	392
EARNINGS BEFORE INTEREST AND TAXES	(77)	350	87	—	360
Interest expense, net	47	—	6	—	53
EARNINGS BEFORE TAXES	(124)	350	81	—	307
Income tax expense	(55)	132	33	—	110
Equity in net earnings of subsidiaries	266	48	—	(314)	—
Equity in net earnings of affiliates	—	—	—	—	—
NET EARNINGS	197	266	48	(314)	197
Net earnings attributable to noncontrolling interests	—	—	—	—	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$197	$266	$48	$(314)	$197

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$96	$135	$(8)	$(127)	$96
Currency translation adjustment (net of tax)	29	—	37	(37)	29
Pension and other postretirement adjustment (net of tax)	14	(2)	16	(14)	14
Hedging adjustment (net of tax)	(1)	—	—	—	(1)
COMPREHENSIVE EARNINGS	138	133	45	(178)	138
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$138	$133	$45	$(178)	$138

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$138	$166	$89	$(254)	$139
Currency translation adjustment (net of tax)	(13)	(3)	(17)	20	(13)
Pension and other postretirement adjustment (net of tax)	—	23	(2)	(21)	—
Hedging adjustment (net of tax)	3	—	2	(2)	3
COMPREHENSIVE EARNINGS	128	186	72	(257)	129
Comprehensive earnings attributable to noncontrolling interests	—	—	1	—	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$128	$186	$71	$(257)	$128

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$197	$266	$48	$(314)	$197
Currency translation adjustment (net of tax)	65	1	73	(74)	65
Pension and other postretirement adjustment (net of tax)	14	(3)	14	(11)	14
Hedging adjustment (net of tax)	(3)	—	—	—	(3)
COMPREHENSIVE EARNINGS	273	264	135	(399)	273
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$273	$264	$135	$(399)	$273

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$195	$258	$150	$(405)	$198
Currency translation adjustment (net of tax)	21	(4)	26	(22)	21
Pension and other postretirement adjustment (net of tax)	10	22	1	(23)	10
Hedging adjustment (net of tax)	4	1	1	(2)	4
COMPREHENSIVE EARNINGS	230	277	178	(452)	233
Comprehensive earnings attributable to noncontrolling interests	—	—	3	—	3
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$230	$277	$175	$(452)	$230

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2017
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$58	$141	$—	$199
Receivables, net	—	—	915	—	915
Due from affiliates	—	2,822	—	(2,822)	—
Inventories	—	435	357	—	792
Assets held for sale	—	—	10	—	10
Other current assets	18	29	25	—	72
Total current assets	18	3,344	1,448	(2,822)	1,988
Investment in subsidiaries	8,460	2,135	—	(10,595)	—
Property, plant and equipment, net	468	1,619	1,249	—	3,336
Goodwill	—	1,159	325	—	1,484
Intangible assets, net	—	1,027	413	(79)	1,361
Deferred income taxes	(38)	293	66	—	321
Other non-current assets	11	64	125	—	200
TOTAL ASSETS	$8,919	$9,641	$3,626	$(13,496)	$8,690
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$72	$794	$247	$—	$1,113
Due to affiliates	1,933	—	889	(2,822)	—
Long-term debt – current portion	—	2	1	—	3
Total current liabilities	2,005	796	1,137	(2,822)	1,116
Long-term debt, net of current portion	2,658	11	17	—	2,686
Pension plan liability	239	—	133	—	372
Other employee benefits liability	—	205	35	—	240
Deferred income taxes	—	—	75	—	75
Other liabilities	41	169	55	(79)	186
Redeemable equity	—	—	—	—	—
OWENS CORNING STOCKHOLDERS’ EQUITY
Total Owens Corning stockholders’ equity	3,976	8,460	2,135	(10,595)	3,976
Noncontrolling interests	—	—	39	—	39
Total equity	3,976	8,460	2,174	(10,595)	4,015
TOTAL LIABILITIES AND EQUITY	$8,919	$9,641	$3,626	$(13,496)	$8,690

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(55)	$125	$322	$—	$392
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(8)	(129)	(33)	—	(170)
Proceeds from the sale of assets or affiliates	—	3	—	—	3
Investment in subsidiaries and affiliates, net of cash acquired	—	(362)	(199)	—	(561)
Other	3	—	—	—	3
Net cash flow used for investing activities	(5)	(488)	(232)	—	(725)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	588	—	—	—	588
Proceeds from senior revolving credit and receivables securitization facilities	—	—	337	—	337
Proceeds from term loan borrowing	—	—	—	—	—
Payments on senior revolving credit and receivables securitization facilities	—	—	(337)	—	(337)
Net decrease in short-term debt	—	—	—	—	—
Dividends paid	(45)	—	—	—	(45)
Purchases of treasury stock	(134)	—	—	—	(134)
Intercompany dividends paid	—	—	—	—	—
Other intercompany loans	(352)	366	(14)	—	—
Other	3	—	—	—	3
Net cash flow provided by financing activities	60	366	(14)	—	412
Effect of exchange rate changes on cash	—	—	9	—	9
Net increase (decrease) in cash, cash equivalents and restricted cash	—	3	85	—	88
Cash, cash equivalents and restricted cash at beginning of period	6	55	57	—	118
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6	$58	$142	$—	$206

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

19.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(59)	$225	$171	$(11)	$326
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(10)	(125)	(52)	—	(187)
Proceeds from the sale of assets or affiliates	—	—	—	—	—
Investment in subsidiaries and affiliates, net of cash acquired	—	—	(450)	—	(450)
Other	2	—	—	—	2
Net cash flow used for investing activities	(8)	(125)	(502)	—	(635)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	—	—	—
Proceeds from senior revolving credit and receivables securitization facilities	—	—	434	—	434
Proceeds from term loan borrowing	300	—	—	—	300
Payments on senior revolving credit and receivables securitization facilities	—	—	(326)	—	(326)
Net decrease in short-term debt	—	—	(6)	—	(6)
Dividends paid	(40)	—	—	—	(40)
Purchases of treasury stock	(87)	—	—	—	(87)
Intercompany dividends paid	—	—	(11)	11	—
Other intercompany loans	(110)	(148)	258	—	—
Other	4	—	—	—	4
Net cash flow provided by financing activities	67	(148)	349	11	279
Effect of exchange rate changes on cash	—	—	1	—	1
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(48)	19	—	(29)
Cash, cash equivalents and restricted cash at beginning of period	—	48	48	—	96
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$—	$—	$67	$—	$67

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
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $96 million in the second quarter of 2017, compared to $138 million in the same period of 2016. The Company reported $190 million in earnings before interest and taxes (“EBIT”) for the second quarter of 2017 compared to $240 million in the same period of 2016. The Company generated $230 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the second quarter of 2017 compared to $253 million in the same period of 2016. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. EBIT performance compared to the same period of 2016 decreased $14 million in our Roofing segment, increased $10 million in our Composites segment and decreased $3 million in our Insulation segment. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $16 million.
In our Roofing segment, EBIT in the second quarter of 2017 was $155 million compared to $169 million in the same period in 2016, as higher selling prices were more than offset by lower sales volumes and asphalt cost inflation. In our Composites segment, EBIT was $84 million in the second quarter of 2017 compared to $74 million in the same period of 2016, primarily driven by lower furnace rebuild and startup costs. In our Insulation segment, EBIT in the second quarter of 2017 was $29 million compared to $32 million in the same period of 2016.
In the six months ended June 30, 2017, the Company's operating activities provided $392 million of cash flow, compared to $326 million in the same period in 2016. The increase of $66 million was primarily driven by a smaller increase in operating assets and liabilities (primarily the benefit of higher payables).
On June 27, 2017, the Company acquired all outstanding equity of Pittsburgh Corning Corporation and Pittsburgh Corning Europe NV (collectively, "Pittsburgh Corning"), the world’s leading producer of cellular glass insulation systems for commercial and industrial markets, for approximately $567 million, net of cash acquired. This acquisition expands the Company’s position in commercial and industrial product offerings and grows its presence in Europe and Asia. During the second quarter of 2017, the operating results of the acquired business were immaterial, and a preliminary purchase price allocation has been included in the Company's Insulation segment in the Consolidated Financial Statements since the date of the acquisition.
In May 2017, the Company extended the maturity date of its Accounts Receivable Securitization Facility to 2020. In June 2017, the Company issued $600 million of 2047 senior notes with an annual interest rate of 4.30%. A portion of the proceeds from the notes was used to fund the purchase of Pittsburgh Corning. In the third quarter of 2017, a portion of the proceeds was used by the Company, in addition to borrowings on the Receivables Securitization Facility, to repay portions of its outstanding 2019 senior notes and 2036 senior notes. The Company has issued a make-whole call to repay the remaining portion of its outstanding 2019 senior notes, and the redemption will be completed in the middle of the third quarter of 2017. In total for all of these repurchase and redemption activities, the Company expects to recognize approximately $71 million of loss on extinguishment of debt in the third quarter of 2017. The remaining proceeds are to be used for general corporate purposes.
The Company repurchased 1.0 million shares of its common stock for $61 million in the second quarter of 2017 under a previously announced repurchase authorization. As of June 30, 2017, 7.8 million shares remained available for repurchase under the Repurchase Authorization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$1,597	$1,545	$3,075	$2,776
Gross margin	$409	$416	$752	$688
% of net sales	26%	27%	24%	25%
Other expenses, net	$43	$4	$53	$7
Earnings before interest and taxes	$190	$240	$360	$356
Interest expense, net	$27	$29	$53	$52
Income tax expense	$67	$73	$110	$107
Net earnings attributable to Owens Corning	$96	$138	$197	$195
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the second quarter and year-to-date 2017, net sales increased $52 million and $299 million, respectively, compared to the same periods in 2016. For the second quarter, the increase in net sales was driven by higher sales volumes in our Composites and Insulation segments. Roofing segment net sales were relatively flat, as lower sales volumes were largely offset by higher selling prices. For the year-to-date comparison, the increase was driven by higher sales volumes in all three segments (primarily Roofing) and the acquisition of InterWrap into our Roofing segment.
GROSS MARGIN
In the second quarter and year-to-date 2017, gross margin decreased $7 million and increased $64 million, respectively, compared to the same periods in 2016. For the second quarter, the slight decrease was mainly due to the impact of lower sales volumes in our Roofing segment. For the year-to-date comparison, the improvement was primarily driven by higher sales volumes in all three segments (primarily Roofing), the gross margin contribution from the InterWrap acquisition in the first quarter of 2017 and lower furnace rebuild and startup costs in our Composites segment. These benefits were partially offset by input cost inflation in all three segments and the negative impact of lower production leverage in our Insulation segment for the first half of 2017.
OTHER EXPENSES, NET
Other expenses, net for the second quarter and year-to-date 2017 increased $39 million and $46 million, respectively, compared to the same periods in 2016. For both comparisons, the change was driven by higher restructuring costs and higher acquisition-related transaction costs. Additionally, in the second quarter, pension settlement losses of $30 million were offset by a $29 million litigation settlement gain, net of legal fees.
EARNINGS BEFORE INTEREST AND TAXES
EBIT decreased by $50 million for the second quarter of 2017 compared to the same period in 2016. Second quarter EBIT in our Composites segment increased by $10 million. In our Insulation segment, second quarter EBIT decreased by $3 million. In our Roofing segment, second quarter EBIT decreased by $14 million. Corporate, Other and Eliminations EBIT losses were $43 million higher mainly due to higher restructuring costs.
For the year-to-date 2017, EBIT increased $4 million compared to the same period in 2016. Year-to-date EBIT in our Composites segment increased by $17 million. In our Insulation segment, year-to-date EBIT decreased by $11 million. In our Roofing segment, year-to-date EBIT increased by $38 million. Corporate, Other and Eliminations EBIT costs were $40 million higher year-over-year mainly due to higher restructuring costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE, NET
Second quarter and year-to-date 2017 interest expense, net was relatively flat as compared to the same periods in 2016.

INCOME TAX EXPENSE

Income tax expense for the three and six months ended June 30, 2017 was $67 million and $110 million, respectively. For the second quarter of 2017, the Company’s effective tax rate was 41% and for the six months ended June 30, 2017, the Company’s effective tax rate was 36%.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and six months ended June 30, 2017 is primarily due to U.S. state and local income tax expense, the benefit of lower foreign tax rates and other discrete adjustments.
Realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowance of certain foreign jurisdictions by a range of $0 million to $7 million.
Income tax expense for the three and six months ended June 30, 2016 was $73 million and $107 million, respectively. There was no difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and six months ended June 30, 2016.
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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2017	2016	2017	2016
Restructuring costs	Cost of sales	$(4)	$(3)	$(4)	$(3)
Restructuring costs	Other expenses, net	(25)	—	(25)	—
Acquisition-related costs	Marketing and administrative expenses	(1)	(2)	(2)	(4)
Acquisition-related costs	Other expenses, net	(9)	—	(9)	—
Recognition of InterWrap inventory fair value step-up	Cost of sales	—	(8)	—	(8)
Total restructuring, acquisition and integration-related costs		$(39)	$(13)	$(40)	$(15)

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Adjusting income (expense) items are shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restructuring costs	$(29)	$(3)	$(29)	$(3)
Acquisition-related costs	(10)	(2)	(11)	(4)
Recognition of InterWrap inventory fair value step-up	—	(8)	—	(8)
Litigation settlement gain, net of legal fees	29	—	29	—
Pension settlement losses	(30)	—	(30)	—
Total adjusting items	$(40)	$(13)	$(41)	$(15)

The reconciliation from net earnings attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$96	$138	$197	$195
Net earnings attributable to noncontrolling interests	—	1	—	3
NET EARNINGS	96	139	197	198
Equity in net earnings of affiliates	—	1	—	1
Income tax expense	67	73	110	107
EARNINGS BEFORE TAXES	163	211	307	304
Interest expense, net	27	29	53	52
EARNINGS BEFORE INTEREST AND TAXES	190	240	360	356
Adjusting items from above	(40)	(13)	(41)	(15)
ADJUSTED EBIT	$230	$253	$401	$371
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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$537	$517	$1,048	$990
% change from prior year	4%	4%	6%	2%
EBIT	$84	$74	$155	$138
EBIT as a % of net sales	16%	14%	15%	14%
Depreciation and amortization expense	$35	$33	$71	$67

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

In our Composites segment, net sales in the second quarter and year-to-date 2017 increased $20 million and $58 million, respectively, compared to the same periods in 2016. For both the second quarter and year-to-date comparisons, the increase was driven by higher sales volumes of about 7% and 9%, respectively, as volume performance benefited from broad-based market strength, particularly the roofing market. This benefit was partially offset about equally by unfavorable product mix (mainly related to higher sales volumes into the roofing market) and lower selling prices.

EBIT

In our Composites segment, EBIT in the second quarter and year-to-date 2017 increased $10 million and $17 million, respectively, compared to the same periods in 2016. For both the second quarter and year-to-date comparisons, the increase was primarily driven by lower furnace rebuild and startup costs of $13 million and $18 million, respectively. The EBIT improvement driven by higher sales volumes was more than offset by lower selling prices and the negative impact of input cost inflation.

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. In 2017, we expect moderate global industrial production growth.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$439	$414	$838	$799
% change from prior year	6%	-8%	5%	-4%
EBIT	$29	$32	$34	$45
EBIT as a % of net sales	7%	8%	4%	6%
Depreciation and amortization expense	$27	$27	$53	$52
NET SALES
In our Insulation segment, net sales in the second quarter of 2017 increased $25 million compared to the same period in 2016, driven by higher sales volumes of approximately 7%. The impact of higher sales volumes was partially offset about equally by unfavorable channel mix associated with growth in new construction and the negative impact of translating sales denominated in foreign currencies into United States dollars. Selling prices were $1 million higher quarter-over-quarter.
For the year-to-date 2017, net sales in our Insulation segment increased by $39 million compared to the same period in 2016. The improvement was primarily driven by higher sales volumes of about 6%, partially offset by $5 million of lower selling prices. Slightly favorable customer mix was offset by negative foreign currency translation.
EBIT
In our Insulation segment, EBIT in the second quarter of 2017 decreased by $3 million compared to the same period in 2016. For the second quarter, the benefit of higher sales volumes was offset by $7 million of plant startup costs associated with our new mineral wool insulation plant. Favorable manufacturing performance in the rest of the segment was more than offset by $6 million of input cost inflation, unfavorable channel mix and slightly higher selling, general and administrative costs.
For the year-to-date 2017, the EBIT in our Insulation segment decreased by $11 million compared to the same period in 2016. For the year-to-date, the decrease in EBIT was driven by $11 million of plant startup costs for our new mineral wool insulation plant. The benefit of higher sales volumes was largely offset by $10 million of input cost inflation. Lower selling prices of $5 million

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and slightly higher selling, general and administrative expenses were partially offset by the benefit of favorable manufacturing performance.
OUTLOOK
During the second quarter of 2017, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was approximately 1.165 million, up slightly from an annual average of approximately 1.160 million starts in the second quarter of 2016. While the trend in U.S. housing starts has generally been positive over the past few years, the timing and pace of recovery of the United States housing market remains uncertain.
The Company expects its Insulation segment to continue to benefit from an overall strengthening of the U.S. housing market, higher capacity utilization and improved pricing. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$684	$679	$1,311	$1,108
% change from prior year	1%	35%	18%	24%
EBIT	$155	$169	$280	$242
EBIT as a % of net sales	23%	25%	21%	22%
Depreciation and amortization expense	$12	$11	$24	$21
NET SALES
In our Roofing segment, net sales in the second quarter of 2017 increased by $5 million compared to the same period in 2016. Sales volumes decreased by approximately 8% as a double-digit decrease in asphalt shingle volumes, driven by the comparison against higher storm activity in the second quarter of 2016, was partially offset by growth in roofing components. The volume decrease was largely offset by $32 million of higher selling prices and the $18 million impact of our early-second quarter 2016 acquisition of InterWrap. The remaining increase was driven about equally by favorable customer mix and favorable product mix.
For the year-to-date 2017, net sales in our Roofing segment increased by $203 million compared to the same period in 2016. Sales volumes increased by about 7%, due to storm activity, age-related reroof and increased demand from new construction. Our early-second quarter 2016 acquisition of InterWrap contributed $86 million of net sales. The remaining increase was driven by higher selling prices of $32 million, favorable customer and product mix. Third-party asphalt sales were flat year-over-year.
EBIT
In our Roofing segment, EBIT in the second quarter of 2017 decreased by $14 million compared to the same period in 2016, primarily driven by lower sales volumes. Higher selling prices were largely offset by input cost inflation, primarily asphalt, of $25 million. Our early-second quarter 2016 acquisition of InterWrap contributed $3 million of EBIT (and was included in the other comparison categories following the one-year post-acquisition period), which was more than offset by lower EBIT on third-party asphalt sales, resulting from a lag in the timing of input cost inflation and price increases in this cost-plus business.
For the year-to-date 2017, EBIT in our Roofing segment was $38 million higher compared to the same period in 2016. The increase was primarily driven by higher selling prices and higher sales volumes. Our early-second quarter 2016 acquisition of InterWrap contributed $20 million of EBIT (and was included in the other comparison categories following the one-year post-acquisition period). These benefits were partially offset by input cost inflation, primarily asphalt of $25 million, unfavorable customer mix, slightly higher marketing costs and $4 million of lower EBIT on third-party asphalt sales.

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
Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restructuring costs	$(29)	$(3)	$(29)	$(3)
Acquisition-related costs	(10)	(2)	(11)	(4)
Recognition of InterWrap inventory fair value step-up	—	(8)	—	(8)
Litigation settlement gain, net of legal fees	29	—	29	—
Pension settlement losses	(30)	—	(30)	—
General corporate expense and other	(38)	(22)	(68)	(54)
EBIT	$(78)	$(35)	$(109)	$(69)
Depreciation and amortization	$10	$11	$20	$18

EBIT
In Corporate, Other and Eliminations, EBIT losses for the second quarter and year-to-date of 2017 were higher by $43 million and $40 million, respectively, compared to the same periods in 2016, primarily due higher restructuring costs in 2017 and higher general corporate expenses. Costs related to our acquisitions (including the fair value step-up recognition) were relatively flat to the prior year. Pension settlement losses of $30 million were largely offset by a $29 million litigation settlement gain, net of legal fees. See details of these costs in the table above and further explained in the Adjusted Earnings Before Interest and Taxes paragraph of MD&A.
General corporate expense and other for the second quarter and year-to-date of 2017 was higher by $16 million and $14 million, respectively, compared to the same periods in 2016, primarily driven by the comparison against the prior year's $6 million pension-related gain, increased general corporate expenses and higher performance-based compensation.
OUTLOOK
In 2017, we expect general corporate expenses to range between $135 million and $140 million.
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
The Company has a $250 million Receivables Securitization Facility which now matures in May 2020, following amendments in March 2017 and May 2017 to extend its maturity. No other significant terms impacting liquidity were amended.
In June 2017, the Company obtained a $350 million Term Loan Commitment, separate from the $600 million of uncommitted incremental loans permitted under the Senior Revolving Credit Facility. The Term Loan Commitment was intended to be used, in part, to pay a portion of the purchase price of the Pittsburgh Corning acquisition. In the second quarter of 2017, the Company used

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

a portion of the net proceeds from the issuance of the 2047 senior notes in lieu of drawing on this Term Loan Commitment for the Pittsburgh Corning acquisition.
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	As of June 30, 2017
	Senior Revolving Credit Facility	Receivables Securitization Facility	Term Loan Commitment (a)
Facility size or borrowing limit	$800	$250	$350
Borrowings	—	—	—
Outstanding letters of credit	9	2	n/a
Availability on facility	$791	$248	$350
(a) On July 24, 2017, the Company provided formal notification of its intent to voluntarily reduce the entire Term Loan Commitment, thus eliminating the availability of credit under the facility effective on July 31, 2017.
The Company issued $600 million of 2047 senior notes on June 26, 2017 subject to $12 million of discounts and issuance costs. Interest on the 2047 senior notes is payable semiannually in arrears on January 15 and July 15 each year, beginning on January 15, 2018. A portion of the proceeds from the 2047 senior notes was used to fund the purchase of Pittsburgh Corning in the second quarter of 2017. In the third quarter of 2017, a portion of the proceeds was used by the Company, in addition to borrowings on the Receivables Securitization Facility, to repurchase $82 million of its outstanding 2019 senior notes and $140 million of its outstanding 2036 senior notes, together with a $58 million tender premium and $1 million of accrued interest. The Company also issued a make-whole call to repay the remainder of its outstanding 2019 senior notes, which it expects to complete in the middle of the third quarter of 2017 with a redemption premium of approximately $8 million and $1 million of accrued interest. In total for all of these repurchase and redemption activities, the Company expects to recognize approximately $71 million of loss on extinguishment of debt in the third quarter of 2017, inclusive of the remaining unamortized financing fees and discount. The remaining proceeds of the 2047 senior notes are to be used for general corporate purposes.
The Company has no significant debt maturities of senior notes before 2019, and both our Senior Revolving Credit Facility and Receivables Securitization Facility mature in 2020. Following the expected extinguishment of our 2019 senior notes in the third quarter of 2017, the Company will have no significant debt maturities of senior notes before 2022. As of June 30, 2017, the Company had $2.7 billion of total debt and Cash and cash equivalents of $199 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income tax and foreign withholding taxes upon repatriation to the U.S. As of June 30, 2017, and December 31, 2016, the Company had $120 million and $53 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S.
As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to page 13 of the Risk Factors disclosed in Item 1A of our 2016 Form 10-K for details on the factors that could inhibit our subsidiaries' abilities to pay dividends or make other distributions to the parent company.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The credit agreements applicable to our Term Loan Commitment, Senior Revolving Credit Facility and the Receivables Securitization Facility contain various covenants that we believe are usual and customary. The Term Loan Commitment, Senior Revolving Credit Facility and the Receivables Securitization Facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of June 30, 2017.
Cash Flows
The following table presents a summary of our cash balance and cash flows (in millions):

	Six Months Ended June 30,
	2017	2016
Cash and cash equivalents	$199	$67
Net cash flow provided by operating activities	$392	$326
Net cash flow used for investing activities	$(725)	$(635)
Net cash flow provided by financing activities	$412	$279
Availability on the Senior Revolving Credit Facility	$791	$791
Availability on the Receivables Securitization Facility	$248	$140
Availability on the Term Loan Commitment	$350	$—
Operating activities: For the six months ended June 30, 2017, the Company's operating activities provided $392 million of cash compared to $326 million in the same period in 2016. The increase of $66 million was primarily driven by a smaller increase in operating assets and liabilities (primarily the benefit of higher payables).
Investing activities: Net cash flow used for investing activities increased $90 million for the six months ended June 30, 2017 compared to the same period of 2016, primarily driven by higher spending on acquisitions year-over-year.
Financing activities: Net cash provided by financing activities was $412 million for the six months ended June 30, 2017, compared to $279 million in the same period in 2016. The change of $133 million was primarily due to higher long-term debt inflows (see Note 10 of the Consolidated Financial Statements and the Liquidity section above for further discussion of activities related to debt), partially offset by $47 million of higher treasury stock repurchases.
2017 Investments
The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2017 are expected to be approximately $385 million, which is roughly $15 million greater than expected depreciation and amortization. Capital spending in excess of depreciation and amortization is primarily due to the expansion of our Composites operations in India. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.
Tax Net Operating Losses
There have been no material changes to the disclosure in our 2016 Form 10-K.
Pension Contributions
Please refer to Note 11 of the Consolidated Financial Statements. The Company expects to contribute $71 million in cash to its global pension plans during 2017. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.
Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Fair Value Measurement

Please refer to Note 15 of the Consolidated Financial Statements.
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the six months ended June 30, 2017, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended June 30, 2017, our RIR was 0.48 as compared to 0.54 in the same period a year ago. For the six months ended June 30, 2017, our RIR was 0.49 as compared to 0.54 in the same period a year ago.
ACCOUNTING PRONOUNCEMENTS

Please refer to Note 18 of the Consolidated Financial Statements.
ENVIRONMENTAL MATTERS
Please refer to Note 12 of the Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” "appear," "assume," “believe,” “estimate,” “expect,” "forecast," “intend,” “likely,” “may,” “plan,” “project,” "seek," "should," “strategy,” "will" and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors and actual results may differ materially from those results projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	relationships with key customers;

•	levels of residential and commercial construction activity;

•	competitive and pricing factors;

•	levels of global industrial production;

•	demand for our products;

•	industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;

•	domestic and international economic and political conditions, including new legislation, policies or other governmental actions by the U.S. presidential administration and Congress;

•	foreign exchange and commodity price fluctuations;

•	our level of indebtedness;

•	weather conditions;

•	availability and cost of credit;

•	availability and cost of energy and raw materials;

•	issues involving implementation and protection of information technology systems;

•	labor disputes;

•	legal and regulatory proceedings, including litigation and environmental actions;

•	our ability to utilize our net operating loss carryforwards;

•	research and development activities and intellectual property protection;

•	interest rate movements;

•	uninsured losses;

•	issues related to acquisitions, divestitures and joint ventures;

•	achievement of expected synergies, cost reductions and/or productivity improvements;

•	defined benefit plan funding obligations; and

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	price volatility in certain wind energy markets in the U.S.
All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in Item 1A - Risk factors in Part I of our 2016 Form 10-K. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the six months ended June 30, 2017. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2016 Form 10-K for a discussion of our exposure to market risk.

ITEM 4.    CONTROLS AND PROCEDURES
The Company maintains (a) disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), and (b) internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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
There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Environmental Legal Proceedings
In March 2017, Owens Corning Insulating Systems, LLC (“OCIS”) received a Notice of Violation (“NOV”) from the California Bay Area Air Quality Management District (“District”) alleging that the OCIS facility in Santa Clara, California began operation of a new furnace without obtaining required air emission permits.  In June 2017, OCIS agreed to enter into a Compliance and Enforcement Agreement (“Agreement”) with the District to resolve the NOV.  While the terms of the Agreement are currently being finalized, OCIS expects to pay a total penalty of approximately $115,000 as part of the Agreement.  OCIS is entering into the Agreement to expedite settlement of the matter and does not admit any conduct or condition in violation of any District regulation.

Litigation, Other Regulatory Proceedings and Environmental Matters
Additional information required by this item is incorporated by reference to Note 12, Contingent Liabilities and Other Matters.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s 2016 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2017	380,340		$61.09	369,459	8,419,776
May 1-31, 2017	176,269		61.69	175,000	8,244,776
June 1-30, 2017	431,008		65.06	430,000	7,814,776
Total	987,617	*	$62.93	974,459	7,814,776

*	The Company retained 13,158 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.0 million shares of its common stock for $61 million during the three months ended June 30, 2017 under the Repurchase Authorization. As of June 30, 2017, 7.8 million shares remain available for repurchase under the Repurchase Authorization.

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

OWENS CORNING

Registrant

Date:	July 26, 2017	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer

Date:	July 26, 2017	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller

EXHIBIT INDEX

Exhibit Number	Description
4.1
Sixth Supplemental Indenture, dated as of October 3, 2016, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.9 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-3 (File No. 333-202011), filed June 21, 2017).

4.2
Seventh Supplemental Indenture, dated as of February 27, 2017, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.10 to Owens Corning’s Post-Effective Amendment No. 1 to Form S-3 (File No. 333-202011), filed June 21, 2017).

4.3
Eighth Supplement Indenture, dated as of June 26, 2017, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 001-33100), filed June 26, 2017).

4.4	Form of 4.300% Senior Note due 2047 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 001-33100), filed June 26, 2017).

10.1
Second Amended and Restated Receivables Purchase Agreement, dated as of May 5, 2017 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 001-33100), filed May 9, 2017).

10.2	First Amendment to Purchase and Sale Agreement, dated as of May 5, 2017 (filed herewith).

10.3	Amended and Restated Performance Guaranty, dated as of May 5, 2017 (filed herewith).

10.4
Term Loan Agreement, dated as of June 8, 2017, by and among the Company, as borrower, certain of its subsidiaries, as guarantors, the lenders signatory thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed herewith).

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