Form 10-Q
period 2017-09-30
Owens Corning
filed 2017-10-25
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
Yes ☐             No ☑
As of October 16, 2017, 111,240,955 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET SALES	$1,703	$1,518	$4,778	$4,294
COST OF SALES	1,279	1,144	3,602	3,232
Gross margin	424	374	1,176	1,062
OPERATING EXPENSES
Marketing and administrative expenses	160	141	457	426
Science and technology expenses	22	20	64	60
Other expenses, net	15	6	68	13
Total operating expenses	197	167	589	499
EARNINGS BEFORE INTEREST AND TAXES	227	207	587	563
Interest expense, net	28	28	81	80
Loss on extinguishment of debt	71	1	71	1
EARNINGS BEFORE TAXES	128	178	435	482
Income tax expense	32	65	142	172
Equity in net earnings of affiliates	—	—	—	1
NET EARNINGS	96	113	293	311
Net earnings attributable to noncontrolling interests	—	1	—	4
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$96	$112	$293	$307
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.86	$0.98	$2.63	$2.67
Diluted	$0.85	$0.97	$2.59	$2.65
Dividend	$0.20	$0.18	$0.60	$0.54
WEIGHTED AVERAGE COMMON SHARES
Basic	111.0	114.1	111.6	114.9
Diluted	112.7	115.4	113.2	116.0
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET EARNINGS	$96	$113	$293	$311
Currency translation adjustment (net of tax of $3 and $2 for the three months ended September 30, 2017 and 2016, respectively, and $9 and $3 for the nine months ended September 30, 2017 and 2016, respectively)	27	(2)	92	19
Pension and other postretirement adjustment (net of tax of $(1) for the three months ended September 30, 2017 and 2016, and $(9) and $2 for the nine months ended September 30, 2017 and 2016, respectively)	2	4	16	14
Hedging adjustment (net of tax of $0 for the three months ended September 30, 2017 and 2016, and $2 and $(2) for the nine months ended September 30, 2017 and 2016, respectively)	—	1	(3)	5
COMPREHENSIVE EARNINGS	125	116	398	349
Comprehensive earnings attributable to noncontrolling interests	—	1	—	4
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$125	$115	$398	$345

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	September 30, 2017	December 31, 2016
CURRENT ASSETS
Cash and cash equivalents	$168	$112
Receivables, less allowances of $22 at September 30, 2017 and $9 at December 31, 2016	916	678
Inventories	793	710
Assets held for sale	12	12
Other current assets	74	74
Total current assets	1,963	1,586
Property, plant and equipment, net	3,314	3,112
Goodwill	1,513	1,336
Intangible assets, net	1,367	1,138
Deferred income taxes	297	375
Other non-current assets	202	194
TOTAL ASSETS	$8,656	$7,741
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,180	$960
Short-term debt	2	—
Long-term debt – current portion	3	3
Total current liabilities	1,185	963
Long-term debt, net of current portion	2,539	2,099
Pension plan liability	316	367
Other employee benefits liability	239	221
Deferred income taxes	65	36
Other liabilities	198	164
Redeemable equity	—	2
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,995	3,984
Accumulated earnings	1,603	1,377
Accumulated other comprehensive deficit	(605)	(710)
Cost of common stock in treasury (c)	(920)	(803)
Total Owens Corning stockholders’ equity	4,074	3,849
Noncontrolling interests	40	40
Total equity	4,114	3,889
TOTAL LIABILITIES AND EQUITY	$8,656	$7,741

(a)	10 shares authorized; none issued or outstanding at September 30, 2017 and December 31, 2016

(b)	400 shares authorized; 135.5 issued and 111.2 outstanding at September 30, 2017; 135.5 issued and 112.7 outstanding at December 31, 2016

(c)	24.3 shares at September 30, 2017, and 22.8 shares at December 31, 2016
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2017	2016
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$293	$311
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	269	242
Deferred income taxes	88	127
Provision for pension and other employee benefits liabilities	34	6
Stock-based compensation expense	30	25
Other non-cash	17	(7)
Loss on extinguishment of debt	71	1
Changes in operating assets and liabilities	(17)	27
Pension fund contributions	(68)	(60)
Payments for other employee benefits liabilities	(13)	(14)
Other	(10)	21
Net cash flow provided by operating activities	694	679
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(249)	(281)
Proceeds from the sale of assets or affiliates	3	—
Investment in subsidiaries and affiliates, net of cash acquired	(566)	(450)
Other	2	2
Net cash flow used for investing activities	(810)	(729)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	588	395
Proceeds from senior revolving credit and receivables securitization facilities	869	574
Proceeds from term loan borrowing	—	300
Payments on term loan borrowing	—	(300)
Payments on senior revolving credit and receivables securitization facilities	(736)	(514)
Payments on long-term debt	(351)	(160)
Net increase (decrease) in short-term debt	2	(5)
Dividends paid	(67)	(61)
Purchases of treasury stock	(159)	(176)
Other	8	10
Net cash flow provided by financing activities	154	63
Effect of exchange rate changes on cash	19	1
Net increase in cash, cash equivalents and restricted cash	57	14
Cash, cash equivalents and restricted cash at beginning of period	118	96
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$175	$110

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2016 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("U.S."). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"). Certain reclassifications have been made to the periods presented for 2016 to conform to the classifications used in the periods presented for 2017.
Cash, Cash Equivalents and Restricted Cash
On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $7 million and $6 million as of September 30, 2017 and December 31, 2016, respectively. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, and is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion. There were no restricted cash amounts for the previous time periods presented in the Consolidated Statements of Cash Flows.
Fair Value Measurements
The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximate fair value because of the short-term maturity of the instruments. Please refer to Notes 4 and 10 for additional fair value disclosure of derivative financial instruments and long-term debt, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reportable Segments
Composites	$514	$496	$1,562	$1,486
Insulation	568	476	1,406	1,275
Roofing	682	603	1,993	1,711
Total reportable segments	1,764	1,575	4,961	4,472
Corporate eliminations	(61)	(57)	(183)	(178)
NET SALES	$1,703	$1,518	$4,778	$4,294

External Customer Sales by Geographic Region
United States	$1,197	$1,068	$3,387	$3,010
Europe	194	136	481	422
Asia Pacific	167	174	505	493
Other	145	140	405	369
NET SALES	$1,703	$1,518	$4,778	$4,294

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reportable Segments
Composites	$62	$61	$217	$199
Insulation	64	38	98	83
Roofing	147	146	427	388
Total reportable segments	273	245	742	670
Restructuring costs	(8)	(5)	(37)	(8)
Acquisition-related costs	(1)	(4)	(12)	(8)
Recognition of acquisition inventory fair value step-up	(5)	(2)	(5)	(10)
Litigation settlement gain, net of legal fees	—	—	29	—
Pension settlement gain (loss)	2	—	(28)	—
General corporate expense and other	(34)	(27)	(102)	(81)
Total Corporate, other and eliminations	(46)	(38)	(155)	(107)
EBIT	$227	$207	$587	$563

3.    INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2017	December 31, 2016
Finished goods	$528	$482
Materials and supplies	265	228
Total inventories	$793	$710

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2017 and December 31, 2016, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
Our derivatives consist of natural gas forward swaps, cross currency swaps and foreign exchange forward contracts, all of which are over-the-counter and not traded through an exchange. The Company uses widely accepted valuation tools to determine fair value, such as discounting cash flows to calculate a present value for the derivatives. The models use Level 2 inputs, such as forward curves and other commonly quoted observable transactions and prices. The fair value of our derivatives and hedging instruments are all classified as Level 2 investments within the three-tier hierarchy.
The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	September 30, 2017	December 31, 2016
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross currency swaps	Other current assets	$3	$4
Cross currency swaps	Other non-current assets	$—	$6
Cash flow hedges:
Natural gas forward swaps	Other current assets	$—	$4
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross currency swaps	Other liabilities	$19	$—
Cash flow hedges:
Natural gas forward swaps	Accounts payable and accrued liabilities	$1	$—
Derivative assets not designated as hedging instruments:
Natural gas forward swaps	Other current assets	$—	$1
Foreign exchange forward contracts	Other current assets	$2	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Accounts payable and accrued liabilities	$—	$2

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the notional amount of derivatives and hedging instruments on the Consolidated Balance Sheet (in millions):

		Notional Amount
	Unit of Measure	September 30, 2017
Net investment hedges:
Cross currency swaps	U.S. Dollars	$250
Cash flow hedges:
Natural gas forward swaps U.S. indices	MMBtu	8
Natural gas forward swaps European indices	MMBtu (equivalent)	2
The Company had notional amounts of $103 million for derivative financial instruments related to non-designated foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, Indian Rupee, Japanese Yen, and South Korean Won. In addition, the Company had notional amounts of $40 million for derivative financial instruments related to non-designated foreign currency exposures in European Euro primarily related to the Russian Ruble. Please refer to the Other Derivatives section below for more detail on these instruments.
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2017	2016	2017	2016
Derivative activity designated as hedging instruments:
Natural gas:
Amount of loss/(gain) reclassified from OCI into earnings (effective portion)	Cost of sales	$—	$1	$(2)	$7
Foreign currency:
Amount of loss reclassified from OCI into earnings (effective portion)	Other expenses, net	$—	$—	$—	$1
Interest rate:
Amount of loss recognized in earnings	Interest expense, net	$—	$—	$1	$1
Derivative activity not designated as hedging instruments:
Natural gas:
Amount of (gain)/loss recognized in earnings	Other expenses, net	$—	$(1)	$1	$(1)
Foreign currency:
Amount of loss/(gain) recognized in earnings (a)	Other expenses, net	$2	$(1)	$6	$5

(a)
Losses and gains related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expenses, net.

Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. The Company's policy for electricity exposure is to hedge up to 75% of its total forecasted exposure for the current calendar year and up to 65% of its total forecasted exposure for the first calendar year forward. The Company’s policy for natural gas exposure is to hedge up to 75% of its total forecasted exposure for

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

the next two months and up to 60% of its total forecasted exposure for the following four months, and lesser amounts for the remaining periods. Based on market conditions, approved variation from these standard policies may occur. Currently, the Company is managing risk associated with electricity prices only through physical contracts and has natural gas derivatives designated as hedging instruments that mature within 15 months.
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
As of September 30, 2017, less than $1 million of losses included in accumulated OCI on the Consolidated Balance Sheets relate to natural gas contracts that are expected to impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.
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

5.     GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

September 30, 2017	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20	$362	$(105)	$257
Technology	18	254	(112)	142
Other	8	47	(25)	22
Indefinite-lived intangible assets:
Trademarks		946	—	946
Total intangible assets		$1,609	$(242)	$1,367
Goodwill		$1,513

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

Other Intangible Assets
The Company expects the ongoing amortization expense for amortizable intangible assets to be approximately $35 million for fiscal years 2018 through 2020, $34 million in 2021 and $30 million in 2022, including approximately $8 million of annual amortization expense from the preliminary purchase price allocation of the acquisition of Pittsburgh Corning Corporation and Pittsburgh Corning Europe NV (collectively "Pittsburgh Corning"); see Note 7 for more details of this acquisition. The Other category below primarily includes franchise agreements and emission rights. The changes in the gross carrying amount of intangible assets by asset group are as follows (in millions):

	Customer Relationships	Technology	Trademarks	Other	Total
Balance at December 31, 2016	$252	$216	$845	$45	$1,358
Acquisitions (see Note 7)	107	37	101	—	245
Foreign currency translation	3	1	—	2	6
Balance at September 30, 2017	$362	$254	$946	$47	$1,609
Goodwill
During the first nine months of 2017, goodwill increased by $165 million as a result of the acquisition of Pittsburgh Corning. The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first nine months of 2017. The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2016	$55	$888	$393	$1,336
Acquisitions (see Note 7)	2	165	—	167
Foreign currency translation	1	3	6	10
Balance at September 30, 2017	$58	$1,056	$399	$1,513

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2017	December 31, 2016
Land	$249	$189
Buildings and leasehold improvements	924	874
Machinery and equipment	4,167	3,818
Construction in progress	225	250
	5,565	5,131
Accumulated depreciation	(2,251)	(2,019)
Property, plant and equipment, net	$3,314	$3,112
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 12% and 14% of total machinery and equipment as of September 30, 2017 and December 31, 2016, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.
7.    ACQUISITIONS

During the first nine months of 2017, the Company completed acquisitions with an aggregate purchase price of $570 million, net of cash acquired.

Pittsburgh Corning Acquisition

On June 27, 2017, the Company acquired all the outstanding equity of Pittsburgh Corning, the world’s leading producer of cellular glass insulation systems for commercial and industrial markets, for approximately $563 million, net of cash acquired. This acquisition expands the Company’s position in commercial and industrial product offerings and grows its presence in Europe and Asia. Pittsburgh Corning's operating results since the date of acquisition and a preliminary purchase price allocation have been included in the Company's Insulation segment in the Consolidated Financial Statements. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities including intangible assets and tax assets. During the quarter ended September 30, 2017, the Company recorded measurement period adjustments to the purchase price allocation.

The following table details the identifiable indefinite and definite-lived intangible assets acquired, their preliminary fair values and estimated weighted average useful lives (in millions):

Type of Intangible Asset	Preliminary Fair Value	Weighted Average Useful Life
Customer relationships	$107	19
Technology	37	15
Trademarks	101	indefinite
Total	$245
During the first nine months of 2017, the Consolidated Statements of Earnings included $73 million in Net sales attributable to the acquisition and a $5 million charge related to inventory fair value step-up in Cost of sales. Goodwill has been initially valued at approximately $165 million, with none of the amount expected to be tax-deductible. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Pittsburgh Corning acquisition and will accelerate making the Company the leading provider of insulation solutions by building on core glass technologies. The acquisition also included cash of approximately $50 million. The Company expects to complete its valuations no later than one year from the acquisition date and adjustments will continue to be made to the fair value of the identifiable assets acquired and liabilities assumed. Those adjustments may or may not be material. The pro forma effect of this acquisition on Net sales and Net earnings attributable to Owens Corning was not material.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.     ACQUISITIONS (continued)

InterWrap Acquisition
On April 21, 2016, the Company acquired all outstanding shares of InterWrap Holdings, Inc. ("InterWrap"), a leading manufacturer of roofing underlayment and packaging materials, for approximately $452 million, net of cash acquired. This acquisition expands the Company’s position in roofing components, strengthens the Company’s capabilities to support the conversion from organic to synthetic underlayment and accelerates its growth in the roofing components market. Interwrap's operating results have been included in the Roofing segment of the Company's Consolidated Financial Statements since the date of the acquisition. During the nine months ended September 30, 2017, the Consolidated Statements of Earnings included $86 million in Net sales attributable to the InterWrap acquisition (related to the one-year post-acquisition period). The pro forma effect of this acquisition on Net sales and Net earnings attributable to Owens Corning was not material.

8. WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. A reconciliation of the warranty liability is as follows (in millions):

Nine Months Ended September 30, 2017
Beginning balance	$52
Amounts accrued for current year	16
Settlements of warranty claims	(12)
Ending balance	$56

9.    RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

Acquisition-Related Costs
During the first nine months of 2017, the Company incurred $12 million of transaction and integration costs related to its announced acquisitions. Please refer to Note 7 of the Consolidated Financial Statements for further information on these acquisitions. These costs are recorded in the Corporate, Other and Eliminations category. See the Restructuring Costs paragraph below for detail on additional costs related to these acquisitions. The following table presents the impact and respective location of acquisition-related costs for the first nine months of 2017 on the Consolidated Statements of Earnings (in millions):

Location	InterWrap Acquisition	Pittsburgh Corning Acquisition	Total
Marketing and administrative expenses	$1	$2	$3
Other expenses, net	—	9	9
Total acquisition-related costs	$1	$11	$12

Restructuring Costs

Pittsburgh Corning Acquisition-Related Restructuring
Following the acquisition of Pittsburgh Corning into the Company's Insulation segment, the Company took actions to realize expected synergies from the newly acquired operations. During the first nine months of 2017, the Company recorded $15 million of severance charges related to these actions. The Company expects to incur an immaterial amount of incremental costs in the remainder of 2017 related to these actions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.	RESTRUCTURING AND ACQUISITION-RELATED COSTS (continued)

2017 Cost Reduction Actions
During the second quarter of 2017, the Company took actions to avoid future capital outlays and reduce costs in its Composites segment, mainly through decisions to close certain sub-scale manufacturing facilities in Asia Pacific (including Doudian, Peoples Republic of China) and North America (Mexico City, Mexico and Brunswick, Maine) and to reposition assets in its Chambery, France operation. During the first nine months of 2017, the Company recorded $20 million of charges, comprised of $11 million of severance, $8 million of accelerated depreciation and $1 million of exit costs associated with these actions. The Company expects to recognize approximately $30 million of incremental costs in 2017 and 2018, of which about $15 million is accelerated depreciation.

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

Consolidated Statements of Earnings Classification
The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings, which are included in our Corporate, Other and Eliminations category (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of cost	Location	2017	2016	2017	2016
Accelerated depreciation	Cost of sales	$7	$1	$9	$2
Other exit costs	Cost of sales	—	2	2	4
Severance	Other expenses, net	1	1	26	1
Other exit costs	Other expenses, net	—	1	—	1
Total restructuring costs		$8	$5	$37	$8

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activity (in millions):

	2017 Cost Reduction Actions	Pittsburgh Corning Acquisition-Related Restructuring	2016 Cost Reduction Actions	InterWrap Acquisition-Related Restructuring	2014 Cost Reduction Actions	Total
Balance at December 31, 2016	$—	$—	$1	$—	$1	$2
Restructuring costs	20	15	1	1	—	37
Payments	—	(6)	—	—	(1)	(7)
Non-cash items	(9)	—	(1)	(1)	—	(11)
Balance at September 30, 2017	$11	$9	$1	$—	$—	$21
Cumulative charges incurred	$20	$15	$19	$4	$45	$103

As of September 30, 2017, the remaining liability balance is comprised of $21 million of severance, inclusive of $7 million of non-current severance and $14 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
9.00% senior notes, net of discount and financing fees, due 2019	$—	—%	$143	114%
4.20% senior notes, net of discount and financing fees, due 2022	597	106%	596	104%
4.20% senior notes, net of discount and financing fees, due 2024	392	105%	391	102%
3.40% senior notes, net of discount and financing fees, due 2026	395	99%	395	95%
7.00% senior notes, net of discount and financing fees, due 2036	400	129%	536	118%
4.30% senior notes, net of discount and financing fees, due 2047	588	96%	—	—%
Accounts receivable securitization facility, maturing in 2020 (a)	133	100%	—	—%
Various capital leases, due through and beyond 2050 (a)	31	100%	33	100%
Unamortized interest rate swap basis adjustment	6	n/a	8	n/a
Total long-term debt	2,542	n/a	2,102	n/a
Less – current portion (a)	3	100%	3	100%
Long-term debt, net of current portion	$2,539	n/a	$2,099	n/a

(a) The Company determined that the book value of the above noted long-term debt instruments approximates fair value.

The fair values of the Company's outstanding long-term debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.
Senior Notes
The Company issued $600 million of 2047 senior notes on June 26, 2017 subject to $12 million of discounts and issuance costs. Interest on the 2047 senior notes is payable semiannually in arrears on January 15 and July 15 each year, beginning on January 15, 2018. A portion of the proceeds from the 2047 senior notes was used to fund the purchase of Pittsburgh Corning in the second quarter of 2017 and for general corporate purposes. In the third quarter of 2017, a portion of the proceeds was used by the Company, in addition to borrowings on the Receivables Securitization Facility (as defined below), to repay portions of the Company's outstanding 2019 senior notes and 2036 senior notes. The Company issued a make-whole call to repay the remaining portion of its outstanding 2019 senior notes, and the redemption was completed in the third quarter of 2017. The Company recognized approximately $71 million of loss on extinguishment of debt in the third quarter of 2017 associated with these actions.
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2017.
In the first quarter of 2016, the Company terminated interest rate swaps designated to hedge a portion of the 4.20% senior notes due 2022. The residual fair value of the swaps are recognized in Long-term debt, net of current portion on the Consolidated Balance Sheets as an unamortized interest rate swap basis adjustment.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of September 30, 2017. Please refer to the Credit Facility Utilization paragraph below for liquidity information as of September 30, 2017.
Term Loan Commitment
The Company obtained a term loan commitment on June 8, 2017 for $350 million (the "Term Loan Commitment"), separate from the $600 million of uncommitted incremental loans permitted under the Senior Revolving Credit Facility. The Company entered into the Term Loan Commitment, in part, to potentially pay a portion of the purchase price of the Pittsburgh Corning acquisition. On July 24, 2017, the Company provided formal notification of its intent to voluntarily reduce the entire Term Loan Commitment, thus eliminating the availability of credit under the facility effective on July 31, 2017.
Receivables Securitization Facility
Included in long-term debt on the Consolidated Balance Sheets are borrowings outstanding under a Receivables Purchase Agreement (the “RPA”) that are accounted for as secured borrowings in accordance with Accounting Standards Codification ("ASC") 860, "Accounting for Transfers and Servicing." Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $250 million RPA with certain financial institutions. The securitization facility (the "Receivables Securitization Facility") now matures in May 2020, following amendments in March 2017 and May 2017 to extend its maturity. No other significant terms impacting liquidity were amended. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates, plus a fixed spread.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	DEBT (continued)

The Receivables Securitization Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of September 30, 2017. Please refer to the Credit Facility Utilization section below for liquidity information as of September 30, 2017.
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
Credit Facility Utilization
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at September 30, 2017
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$250
Outstanding borrowings	—	133
Outstanding letters of credit	9	2
Availability on facility	$791	$115
Short-Term Debt
Short-term borrowings were $2 million and less than $1 million as of September 30, 2017 and December 31, 2016, respectively. The short-term borrowings consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 4.6% and 5.4% for September 30, 2017 and December 31, 2016, respectively.

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
During the second quarter of 2017, the Company completed two balance sheet risk mitigation actions related to certain non-U.S. pension plans. These actions included the purchase of non-participating annuity contracts from an insurance company and the payment of lump sums to retirees, which resulted in the settlement of liabilities to affected participants. As a result of these transactions, the Company recognized pension settlement losses of $28 million during the nine months ended September 30, 2017. These losses are included in Other expenses, net on the Consolidated Statements of Earnings in our Corporate, Other and Eliminations category. These transactions did not have a material effect on the plans' funded status.
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended September 30,
	2017			2016
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$1	$3	$2	$—	$2
Interest cost	10	2	12	11	4	15
Expected return on plan assets	(14)	(4)	(18)	(14)	(5)	(19)
Amortization of actuarial loss	3	—	3	3	—	3
Settlement loss	—	(2)	(2)	—	—	—
Contractual termination benefit	—	—	—	—	—	—
Net periodic pension cost	$1	$(3)	$(2)	$2	$(1)	$1

	Nine Months Ended September 30,
	2017			2016
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$5	$4	$9	$5	$2	$7
Interest cost	30	10	40	33	13	46
Expected return on plan assets	(43)	(16)	(59)	(43)	(17)	(60)
Amortization of actuarial loss	10	3	13	10	2	12
Settlement loss	—	28	28	—	—	—
Curtailment gain	—	—	—	—	(6)	(6)
Contractual termination benefit	—	—	—	—	2	2
Net periodic pension cost	$2	$29	$31	$5	$(4)	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The Company expects to contribute approximately $50 million in cash to the U.S. pension plans and another $22 million to non-U.S. plans during 2017. The Company made cash contributions of $68 million to the plans during the nine months ended September 30, 2017.
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
The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$2	$1
Interest cost	2	3	6	7
Amortization of prior service cost	(1)	(1)	(3)	(3)
Amortization of actuarial loss	—	—	(2)	—
Net periodic benefit cost	$1	$2	$3	$5

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	CONTINGENT LIABILITIES AND OTHER MATTERS

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
Litigation Settlement Gain

In May 2017, the Company and TopBuild Corp. entered into a settlement agreement in connection with a commercial breach of contract dispute from the second quarter of 2016. Under the terms of the settlement, TopBuild Corp. paid Owens Corning $30 million in cash in the second quarter of 2017. The settlement also resulted in the dismissal of the lawsuit filed in May 2016 in connection with the dispute. During the second quarter of 2017, a $29 million litigation settlement gain, net of legal fees, was recorded in Other expenses, net on the Consolidated Statements of Earnings in the Corporate, Other and Eliminations category.

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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act ("RCRA"), and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of September 30, 2017, the Company was involved with a total of 21 sites worldwide, including 8 Superfund sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

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

period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At September 30, 2017, the Company had an accrual totaling $3 million for these costs. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

13.	STOCK COMPENSATION

Stock Plans

2016 Stock Plan

On April 21, 2016, the Company’s stockholders approved the Owens Corning 2016 Stock Plan (the “2016 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At September 30, 2017, the number of shares remaining available under the 2016 Stock Plan for all stock awards was 3.2 million.
Stock Options
The Company did not grant any stock options during the nine months ended September 30, 2017. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is 10 years.
During both the three and nine months ended September 30, 2017, the Company recognized expense of less than $1 million and $1 million, respectively, related to the Company's stock options. During both the three and nine months ended September 30, 2016, the Company recognized expense of less than $1 million and $2 million, respectively, related to the Company's stock options. As of September 30, 2017, there was less than $1 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 0.42 years. The total aggregate intrinsic value of options outstanding as of September 30, 2017 was $27 million.
The following table summarizes the Company’s stock option activity:

	Nine Months Ended September 30, 2017
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	975,400	$35.14
Exercised	(317,225)	31.71
Forfeited	(3,250)	37.65
Ending Balance	654,925	$36.79
The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at September 30, 2017	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$13.89 - $42.16	654,925	4.95	$36.79	587,225	4.79	$36.69

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.	STOCK COMPENSATION (continued)

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
During the three and nine months ended September 30, 2017, the Company recognized expense of $5 million and $16 million, respectively, related to the Company's restricted stock. During the three and nine months ended September 30, 2016, the Company recognized expense of $5 million and $14 million, respectively, related to the Company's restricted stock. As of September 30, 2017, there was $37 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.67 years. The total fair value of shares vested during the nine months ended September 30, 2017 and 2016 was $18 million and $15 million, respectively.
The following table summarizes the Company’s restricted stock activity:

	Nine Months Ended September 30, 2017
	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,800,557	$37.78
Granted	486,774	56.35
Vested	(471,955)	38.98
Forfeited	(53,913)	44.10
Ending Balance	1,761,463	$42.30
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
In the nine months ended September 30, 2017, the Company granted both internal company-based and external-based metric PSUs.
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
During the three and nine months ended September 30, 2017, the Company recognized expense of $4 million and $12 million, respectively, related to the Company's PSUs. During the three and nine months ended September 30, 2016, the Company recognized expense of $2 million and $7 million, respectively, related to the Company's PSUs. As of September 30, 2017, there was $18 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.74 years.
The following table summarizes the Company’s PSU activity:

	Nine Months Ended September 30, 2017
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	472,300	$47.19
Granted	221,050	59.71
Forfeited	(18,052)	48.98
Ending Balance	675,298	$51.24
Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (“ESPP”). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. At the approval date, 2.0 million shares were available for purchase under the ESPP. As of September 30, 2017, 1.1 million shares remain available for purchase.
During the three and nine months ended September 30, 2017, the Company recognized expense of $1 million and $2 million, respectively, related to the Company's ESPP. During the three and nine months ended September 30, 2016, the Company recognized expense of $1 million and $2 million, respectively, related to the Company's ESPP. As of September 30, 2017, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings attributable to Owens Corning	$96	$112	$293	$307
Weighted-average number of shares outstanding used for basic earnings per share	111.0	114.1	111.6	114.9
Non-vested restricted and performance shares	1.4	0.9	1.4	0.8
Options to purchase common stock	0.3	0.4	0.2	0.3
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	112.7	115.4	113.2	116.0
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$0.86	$0.98	$2.63	$2.67
Diluted	$0.85	$0.97	$2.59	$2.65
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 2.3 million shares of its common stock for $142 million during the nine months ended September 30, 2017 under the Repurchase Authorization. As of September 30, 2017, 7.5 million shares remain available for repurchase under the Repurchase Authorization.
For the three and nine months ended September 30, 2017, we did not have any non-vested performance shares that had an anti-dilutive effect on earnings per share. For the three and nine months ended September 30, 2016, the number of shares used in the calculation of diluted earnings per share did not include 0.1 million non-vested performance shares due to their anti-dilutive effect.

15.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income tax expense	$32	$65	$142	$172
Effective tax rate	25%	37%	33%	36%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and nine months ended September 30, 2017 is primarily due to the reversal of a valuation allowance recorded in prior years against certain Asian net deferred tax assets, an increase in U.S. research and development tax credits, the benefit of lower foreign tax rates and other discrete adjustments.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and nine months ended September 30, 2016 is primarily due to an increase in unrecognized tax benefit reserves, U.S. state and local income tax expense, the benefit of lower foreign tax rates and other discrete adjustments.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (“AOCI”) (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Currency Translation Adjustment
Beginning balance	$(219)	$(226)	$(284)	$(247)
Net investment hedge amounts classified into AOCI, net of tax	(6)	(3)	(15)	(5)
Gain on foreign currency translation	33	1	107	24
Other comprehensive income/(loss), net of tax	27	(2)	92	19
Ending balance	$(192)	$(228)	$(192)	$(228)
Pension and Other Postretirement Adjustment
Beginning balance	$(415)	$(409)	$(429)	$(419)
Amounts reclassified from AOCI to net earnings, net of tax (a)	4	3	22	3
Amounts classified into AOCI, net of tax	(2)	1	(6)	11
Other comprehensive income, net of tax	2	4	16	14
Ending balance	$(413)	$(405)	$(413)	$(405)
Hedging Adjustment
Beginning balance	$—	$—	$3	$(4)
Amounts reclassified from AOCI to net earnings, net of tax (b)	—	1	(1)	5
Amounts classified into AOCI, net of tax	—	—	(2)	—
Other comprehensive income/(loss), net of tax	—	1	(3)	5
Ending balance	$—	$1	$—	$1
Total AOCI ending balance	$(605)	$(632)	$(605)	$(632)

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

17.    ACCOUNTING PRONOUNCEMENTS

The following table summarizes recent accounting standard updates ("ASU") issued by the Financial Accounting Standards Board (the "FASB") that could have an impact on the Company's Consolidated Financial Statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently issued standards:
ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)," as amended by ASU's 2015-14, 2016-08, 2016-10, 2016-11, 2016-12, 2016-20, 2017-05 and 2017-13.
This standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Entities can adopt this standard either through a retrospective or modified-retrospective approach.
January 1, 2018
We are currently assessing the impact this standard will have on our Consolidated Financial Statements. We expect to complete our assessment in the fourth quarter of 2017 and plan to use the modified-retrospective method of adoption. Many of our customer volume commitments are short-term (as explained on pg. 5 of the Risk Factors disclosed in Item 1A of our 2016 Form 10-K) and do not contain multiple element arrangements. As a result, we do not expect many elements of this standard to be applicable to our business model.

Under our current accounting policy (as described in Note 1 of our 2016 Form 10-K), we recognize revenue when title and risk of loss pass to the customer and collectability is reasonably assured, and we estimate variable consideration based on historical experience, current conditions and contractual obligations. We believe our current variable consideration estimates are largely consistent with the new standard. We are still analyzing potential quarterly timing differences for our consignment sales arrangements and customized products manufactured for customers, but we expect any such differences to be immaterial to our results of operations. We are also still assessing the standard's new disclosure requirements and impact on internal control over financial reporting.

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
(unaudited)

17.    ACCOUNTING PRONOUNCEMENTS (continued)

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

ASU 2017-12 "Derivatives and Hedging (Topic 815)"
This standard changes how an entity assesses effectiveness of derivative instruments, potentially resulting in less ineffectiveness and more derivatives qualifying for hedge accounting. Entities may early adopt the standard in any interim period, with the effect of adoption being applied to existing hedging relationships as of the beginning of the fiscal year of adoption.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,236	$598	$(131)	$1,703
COST OF SALES	—	945	465	(131)	1,279
Gross margin	—	291	133	—	424
OPERATING EXPENSES
Marketing and administrative expenses	37	83	40	—	160
Science and technology expenses	—	17	5	—	22
Other expenses, net	(3)	12	6	—	15
Total operating expenses	34	112	51	—	197
EARNINGS BEFORE INTEREST AND TAXES	(34)	179	82	—	227
Interest expense, net	25	—	3	—	28
Loss on extinguishment of debt	71	—	—	—	71
EARNINGS BEFORE TAXES	(130)	179	79	—	128
Income tax expense	(50)	68	14	—	32
Equity in net earnings of subsidiaries	176	65	—	(241)	—
Equity in net earnings of affiliates	—	—	—	—	—
NET EARNINGS	96	176	65	(241)	96
Net earnings attributable to noncontrolling interests	—	—	—	—	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$96	$176	$65	$(241)	$96

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,106	$545	$(133)	$1,518
COST OF SALES	—	856	421	(133)	1,144
Gross margin	—	250	124	—	374
OPERATING EXPENSES
Marketing and administrative expenses	35	76	30	—	141
Science and technology expenses	—	17	3	—	20
Other expenses, net	(5)	(6)	17	—	6
Total operating expenses	30	87	50	—	167
EARNINGS BEFORE INTEREST AND TAXES	(30)	163	74	—	207
Interest expense, net	28	—	—	—	28
Loss on extinguishment of debt	1	—	—	—	1
EARNINGS BEFORE TAXES	(59)	163	74	—	178
Income tax expense	(35)	93	7	—	65
Equity in net earnings of subsidiaries	136	66	—	(202)	—
Equity in net earnings of affiliates	—	—	—	—	—
NET EARNINGS	112	136	67	(202)	113
Net earnings attributable to noncontrolling interests	—	—	1	—	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$112	$136	$66	$(202)	$112

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,501	$1,653	$(376)	$4,778
COST OF SALES	1	2,692	1,285	(376)	3,602
Gross margin	(1)	809	368	—	1,176
OPERATING EXPENSES
Marketing and administrative expenses	111	246	100	—	457
Science and technology expenses	—	52	12	—	64
Other expenses, net	(1)	(18)	87	—	68
Total operating expenses	110	280	199	—	589
EARNINGS BEFORE INTEREST AND TAXES	(111)	529	169	—	587
Interest expense, net	72	—	9	—	81
Loss on extinguishment of debt	71	—	—	—	71
EARNINGS BEFORE TAXES	(254)	529	160	—	435
Income tax expense	(105)	200	47	—	142
Equity in net earnings of subsidiaries	442	113	—	(555)	—
Equity in net earnings of affiliates	—	—	—	—	—
NET EARNINGS	293	442	113	(555)	293
Net earnings attributable to noncontrolling interests	—	—	—	—	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$293	$442	$113	$(555)	$293

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$3,123	$1,539	$(368)	$4,294
COST OF SALES	2	2,439	1,159	(368)	3,232
Gross margin	(2)	684	380	—	1,062
OPERATING EXPENSES
Marketing and administrative expenses	103	233	90	—	426
Science and technology expenses	—	50	10	—	60
Other expenses, net	(8)	31	(10)	—	13
Total operating expenses	95	314	90	—	499
EARNINGS BEFORE INTEREST AND TAXES	(97)	370	290	—	563
Interest expense, net	74	(1)	7	—	80
Loss on extinguishment of debt	1	—	—	—	1
EARNINGS BEFORE TAXES	(172)	371	283	—	482
Income tax expense	(85)	188	69	—	172
Equity in net earnings of subsidiaries	394	211	—	(605)	—
Equity in net earnings of affiliates	—	—	1	—	1
NET EARNINGS	307	394	215	(605)	311
Net earnings attributable to noncontrolling interests	—	—	4	—	4
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$307	$394	$211	$(605)	$307

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$96	$176	$65	$(241)	$96
Currency translation adjustment (net of tax)	27	—	34	(34)	27
Pension and other postretirement adjustment (net of tax)	2	(1)	(1)	2	2
Hedging adjustment (net of tax)	—	—	—	—	—
COMPREHENSIVE EARNINGS	125	175	98	(273)	125
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$125	$175	$98	$(273)	$125

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$112	$136	$67	$(202)	$113
Currency translation adjustment (net of tax)	(2)	—	2	(2)	(2)
Pension and other postretirement adjustment (net of tax)	4	(1)	3	(2)	4
Hedging adjustment (net of tax)	1	—	—	—	1
COMPREHENSIVE EARNINGS	115	135	72	(206)	116
Comprehensive earnings attributable to noncontrolling interests	—	—	1	—	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$115	$135	$71	$(206)	$115

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$293	$442	$113	$(555)	$293
Currency translation adjustment (net of tax)	92	1	106	(107)	92
Pension and other postretirement adjustment (net of tax)	16	(4)	13	(9)	16
Hedging adjustment (net of tax)	(3)	—	—	—	(3)
COMPREHENSIVE EARNINGS	398	439	232	(671)	398
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$398	$439	$232	$(671)	$398

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$307	$394	$215	$(605)	$311
Currency translation adjustment (net of tax)	19	(3)	28	(25)	19
Pension and other postretirement adjustment (net of tax)	14	22	4	(26)	14
Hedging adjustment (net of tax)	5	1	1	(2)	5
COMPREHENSIVE EARNINGS	345	414	248	(658)	349
Comprehensive earnings attributable to noncontrolling interests	—	—	4	—	4
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$345	$414	$244	$(658)	$345

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2017
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$8	$160	$—	$168
Receivables, net	—	—	916	—	916
Due from affiliates	—	3,126	—	(3,126)	—
Inventories	—	439	354	—	793
Other current assets	16	29	41	—	86
Total current assets	16	3,602	1,471	(3,126)	1,963
Investment in subsidiaries	8,667	1,983	—	(10,650)	—
Property, plant and equipment, net	466	1,656	1,192	—	3,314
Goodwill and intangible assets, net	—	2,357	597	(74)	2,880
Other non-current assets	(24)	339	184	—	499
TOTAL ASSETS	$9,125	$9,937	$3,444	$(13,850)	$8,656
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts and notes payable and other current liabilities	$89	$870	$226	$—	$1,185
Due to affiliates	2,350	—	776	(3,126)	—
Total current liabilities	2,439	870	1,002	(3,126)	1,185
Long-term debt, net of current portion	2,378	11	150	—	2,539
Deferred income taxes	—	—	65	—	65
Other liabilities	234	389	204	(74)	753
Redeemable equity	—	—	—	—	—
OWENS CORNING STOCKHOLDERS’ EQUITY
Total Owens Corning stockholders’ equity	4,074	8,667	1,983	(10,650)	4,074
Noncontrolling interests	—	—	40	—	40
Total equity	4,074	8,667	2,023	(10,650)	4,114
TOTAL LIABILITIES AND EQUITY	$9,125	$9,937	$3,444	$(13,850)	$8,656

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$55	$57	$—	$112
Receivables, net	—	—	678	—	678
Due from affiliates	—	2,612	—	(2,612)	—
Inventories	—	422	288	—	710
Other current assets	24	29	33	—	86
Total current assets	24	3,118	1,056	(2,612)	1,586
Investment in subsidiaries	7,745	1,653	—	(9,398)	—
Property, plant and equipment, net	470	1,600	1,042	—	3,112
Goodwill and intangible assets, net	—	2,197	394	(117)	2,474
Other non-current assets	(23)	424	168	—	569
TOTAL ASSETS	$8,216	$8,992	$2,660	$(12,127)	$7,741
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts and notes payable and other current liabilities	$75	$834	$54	$—	$963
Due to affiliates	1,941	—	671	(2,612)	—
Total current liabilities	2,016	834	725	(2,612)	963
Long-term debt, net of current portion	2,069	12	18	—	2,099
Deferred income taxes	—	—	36	—	36
Other liabilities	282	401	186	(117)	752
Redeemable equity	—	—	2	—	2
OWENS CORNING STOCKHOLDERS’ EQUITY
Total Owens Corning stockholders’ equity	3,849	7,745	1,653	(9,398)	3,849
Noncontrolling interests	—	—	40	—	40
Total equity	3,849	7,745	1,693	(9,398)	3,889
TOTAL LIABILITIES AND EQUITY	$8,216	$8,992	$2,660	$(12,127)	$7,741

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(65)	$416	$343	$—	$694
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(8)	(192)	(49)	—	(249)
Proceeds from the sale of assets or affiliates	—	3	—	—	3
Investment in subsidiaries and affiliates, net of cash acquired	—	(369)	(197)	—	(566)
Other	2	—	—	—	2
Net cash flow used for investing activities	(6)	(558)	(246)	—	(810)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	588	—	—	—	588
Proceeds from senior revolving credit and receivables securitization facilities	285	—	584	—	869
Proceeds from term loan borrowing	—	—	—	—	—
Payments on term loan borrowing	—	—	—	—	—
Payments on senior revolving credit and receivables securitization facilities	(285)	—	(451)	—	(736)
Payments on long-term debt	(351)	—	—	—	(351)
Net increase (decrease) in short-term debt	—	—	2	—	2
Dividends paid	(67)	—	—	—	(67)
Purchases of treasury stock	(159)	—	—	—	(159)
Intercompany dividends paid	—	—	—	—	—
Other intercompany loans	52	95	(147)	—	—
Other	8	—	—	—	8
Net cash flow provided by financing activities	71	95	(12)	—	154
Effect of exchange rate changes on cash	—	—	19	—	19
Net increase in cash, cash equivalents and restricted cash	—	(47)	104	—	57
Cash, cash equivalents and restricted cash at beginning of period	6	55	57	—	118
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6	$8	$161	$—	$175

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES	$(67)	$621	$136	$(11)	$679
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(11)	(216)	(54)	—	(281)
Investment in subsidiaries and affiliates, net of cash acquired	—	—	(450)	—	(450)
Other	2	—	—	—	2
Net cash flow used for investing activities	(9)	(216)	(504)	—	(729)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	395	—	—	—	395
Proceeds from senior revolving credit and receivables securitization facilities	—	—	574	—	574
Proceeds from term loan borrowing	300	—	—	—	300
Payments on term loan borrowing	(300)	—	—	—	(300)
Payments on senior revolving credit and receivables securitization facilities	—	—	(514)	—	(514)
Payments on long-term debt	(160)	—	—	—	(160)
Net increase (decrease) in short-term debt	—	—	(5)	—	(5)
Dividends paid	(61)	—	—	—	(61)
Purchases of treasury stock	(176)	—	—	—	(176)
Intercompany dividends paid	—	—	(11)	11	—
Other intercompany loans	103	(451)	348	—	—
Other	10	—	—	—	10
Net cash flow provided by financing activities	111	(451)	392	11	63
Effect of exchange rate changes on cash	—	—	1	—	1
Net increase in cash, cash equivalents and restricted cash	35	(46)	25	—	14
Cash, cash equivalents and restricted cash at beginning of period	—	48	48	—	96
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$35	$2	$73	$—	$110

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
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $96 million in the third quarter of 2017, compared to $112 million in the same period of 2016. The Company reported $227 million in earnings before interest and taxes (“EBIT”) for the third quarter of 2017 compared to $207 million in the same period of 2016. The Company generated $239 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the third quarter of 2017 compared to $218 million in the same period of 2016. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. EBIT performance compared to the same period of 2016 increased $26 million in our Insulation segment and was relatively flat in our Roofing and Composites segments. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $7 million.
In our Insulation segment, EBIT in the third quarter of 2017 was $64 million compared to $38 million in the same period of 2016, primarily due to our Pittsburgh Corning acquisition and higher operating leverage. In our Roofing segment, EBIT in the third quarter of 2017 was $147 million compared to $146 million in the same period in 2016, as higher sales volumes were offset by input cost inflation and higher logistics costs. In our Composites segment, EBIT was $62 million in the third quarter of 2017 compared to $61 million in the same period of 2016, as lower furnace rebuild and startup costs were offset by a charge for the allowance for doubtful accounts.
In the nine months ended September 30, 2017, the Company's operating activities provided $694 million of cash flow, compared to $679 million in the same period in 2016. The increase of $15 million was primarily driven by higher earnings.
On June 27, 2017, the Company acquired all outstanding equity of Pittsburgh Corning Corporation and Pittsburgh Corning Europe NV (collectively, "Pittsburgh Corning"), the world’s leading producer of cellular glass insulation systems for commercial and industrial markets, for approximately $563 million, net of cash acquired. This acquisition expands the Company’s position in commercial and industrial product offerings and grows its presence in Europe and Asia. Pittsburgh Corning's operating results since the date of acquisition and a preliminary purchase price allocation have been included in the Company's Insulation segment in the Consolidated Financial Statements.
In June 2017, the Company issued $600 million of 2047 senior notes with an annual interest rate of 4.30%. A portion of the proceeds from the notes was used to fund the purchase of Pittsburgh Corning and for general corporate purposes. In the third quarter of 2017, a portion of the proceeds was used by the Company, in addition to borrowings on the Receivables Securitization Facility, to repay portions of its outstanding 2019 senior notes and 2036 senior notes. The Company issued a make-whole call to repay the remaining portion of its outstanding 2019 senior notes, and the redemption was completed in the third quarter of 2017. The Company recognized approximately $71 million of loss on extinguishment of debt in the third quarter of 2017 associated with these actions.
The Company repurchased 0.3 million shares of its common stock for $21 million in the third quarter of 2017 under a previously announced repurchase authorization. As of September 30, 2017, 7.5 million shares remained available for repurchase under the Repurchase Authorization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$1,703	$1,518	$4,778	$4,294
Gross margin	$424	$374	$1,176	$1,062
% of net sales	25%	25%	25%	25%
Marketing and administrative expenses	$160	$141	$457	$426
Other expenses, net	$15	$6	$68	$13
Earnings before interest and taxes	$227	$207	$587	$563
Interest expense, net	$28	$28	$81	$80
Loss on extinguishment of debt	$71	$1	$71	$1
Income tax expense	$32	$65	$142	$172
Net earnings attributable to Owens Corning	$96	$112	$293	$307
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the third quarter and year-to-date 2017, net sales increased $185 million and $484 million, respectively, compared to the same periods in 2016. For the third quarter, the increase in net sales was driven by higher sales volumes in all three segments (primarily Roofing) and our second quarter acquisition of Pittsburgh Corning. For the year-to-date comparison, the increase was driven by higher sales volumes in all three segments, as well as the acquisitions of InterWrap into our Roofing segment and Pittsburgh Corning into our Insulation segment.
GROSS MARGIN
In the third quarter and year-to-date 2017, gross margin was flat as a percentage of sales, and increased $50 million and $114 million, respectively, compared to the same periods in 2016. For the third quarter, the increase was driven by positive operating leverage in our Insulation segment, lower furnace rebuild and startup costs in our Composites segment and the contribution of our second quarter 2017 acquisition of Pittsburgh Corning. For the year-to-date comparison, the improvement was primarily driven by higher sales volumes in all three segments (primarily Roofing), the gross margin contribution from the InterWrap acquisition in the first quarter of 2017, the gross margin contribution from our acquisitions and lower furnace rebuild and startup costs in our Composites segment. These benefits were partially offset by input cost inflation in all three segments and plant startup costs at our new mineral wool plant in our Insulation segment.
MARKETING AND ADMINISTRATIVE EXPENSES
Marketing and administrative expenses for the third quarter and year-to-date 2017 increased $19 million and $31 million, respectively, compared to the same periods in 2016. The increase for both comparisons was due to higher selling, general and administrative expenses associated with our acquisitions and higher performance-based compensation.
OTHER EXPENSES, NET
Other expenses, net for the third quarter and year-to-date 2017 increased $9 million and $55 million, respectively, compared to the same periods in 2016. For the third quarter, the increase was mainly due to a $10 million charge for the allowance for doubtful accounts in our Composites segment. For the year-to-date comparison, the change was driven by the charge to allowance for doubtful accounts, higher restructuring costs and higher acquisition-related transaction costs. Within the year-to-date comparison, a $29 million litigation settlement gain, net of legal fees, was offset by pension settlement losses of $28 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE, NET
Third quarter and year-to-date 2017 interest expense, net was flat as compared to the same periods in 2016.
LOSS ON EXTINGUISHMENT OF DEBT
During the third quarter of 2017, the Company recognized a $71 million loss on extinguishment of debt in connection with the redemption of its 2019 senior notes and a portion of its 2036 senior notes.
INCOME TAX EXPENSE
Income tax expense for the three and nine months ended September 30, 2017 was $32 million and $142 million, respectively. For the third quarter of 2017, the Company’s effective tax rate was 25% and for the nine months ended September 30, 2017, the Company’s effective tax rate was 33%.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and nine months ended September 30, 2017 was primarily due to the reversal of a valuation allowance recorded in prior years against certain Asian net deferred tax assets, an increase in U.S. research and development tax credits, the benefit of lower foreign tax rates and other discrete adjustments.
Realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that an immaterial amount of valuation allowances of certain foreign jurisdictions could be reduced within the next 12 months.
Income tax expense for the three and nine months ended September 30, 2016 was $65 million and $172 million, respectively. For the third quarter and year-to-date 2016, the Company's effective tax rate was 37% and 36%, respectively. The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and nine months ended September 30, 2016 was primarily due to an increase in unrecognized tax benefit reserves, U.S. state and local income tax expense, the benefit of lower foreign tax rates and other discrete adjustments.
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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2017	2016	2017	2016
Restructuring costs	Cost of sales	$(7)	$(3)	$(11)	$(6)
Restructuring costs	Other expenses, net	(1)	(2)	(26)	(2)
Acquisition-related costs	Marketing and administrative expenses	(1)	(1)	(3)	(5)
Acquisition-related costs	Other expenses, net	—	(3)	(9)	(3)
Recognition of acquisition inventory fair value step-up	Cost of sales	(5)	(2)	(5)	(10)
Total restructuring, acquisition and integration-related costs		$(14)	$(11)	$(54)	$(26)

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restructuring costs	$(8)	$(5)	$(37)	$(8)
Acquisition-related costs	(1)	(4)	(12)	(8)
Recognition of acquisition inventory fair value step-up	(5)	(2)	(5)	(10)
Litigation settlement gain, net of legal fees	—	—	29	—
Pension settlement gain (loss)	2	—	(28)	—
Total adjusting items	$(12)	$(11)	$(53)	$(26)

The reconciliation from net earnings attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$96	$112	$293	$307
Net earnings attributable to noncontrolling interests	—	1	—	4
NET EARNINGS	96	113	293	311
Equity in net earnings of affiliates	—	—	—	1
Income tax expense	32	65	142	172
EARNINGS BEFORE TAXES	128	178	435	482
Interest expense, net	28	28	81	80
Loss on extinguishment of debt	71	1	71	1
EARNINGS BEFORE INTEREST AND TAXES	227	207	587	563
Adjusting items from above	(12)	(11)	(53)	(26)
ADJUSTED EBIT	$239	$218	$640	$589
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$514	$496	$1,562	$1,486
% change from prior year	4%	2%	5%	2%
EBIT	$62	$61	$217	$199
EBIT as a % of net sales	12%	12%	14%	13%
Depreciation and amortization expense	$36	$36	$107	$103

NET SALES

In our Composites segment, net sales in the third quarter of 2017 increased $18 million compared to the same period in 2016. For the third quarter, the increase was primarily driven by higher sales volumes of approximately 3%. The remaining change was driven by the favorable impact of translating sales denominated in foreign currencies into United States dollars, partially offset by $3 million of lower selling prices.

For the year-to-date 2017, net sales increased $76 million compared to the same period in 2016, primarily driven by higher sales volumes of about 7%, as volume performance benefited from broad-based market strength, particularly the roofing market. This benefit was partially offset by $16 million of lower selling prices and $12 million of unfavorable product mix (mainly related to higher sales volumes into the roofing market). The remaining change was driven by the favorable impact of foreign currency translation.

EBIT

In our Composites segment, EBIT in the third quarter of 2017 increased $1 million compared to the same period in 2016. For the third quarter, furnace rebuild and startup costs were $16 million lower than the prior year. This benefit was partially offset by a $10 million charge for the allowance for doubtful accounts, primarily due to an estimated uncollectible receivable from a Brazilian customer now in financial reorganization. The benefit of higher sales volumes was largely offset by lower selling prices. The remaining change was primarily driven by input cost inflation.

For the year-to-date 2017, EBIT increased $18 million compared to the same period in 2016. The increase was primarily driven by lower furnace rebuild and startup costs of $34 million. The EBIT improvement driven by higher sales volumes was more than offset by lower selling prices and the negative impact of input cost inflation. The remaining change was due to a $10 million charge for the allowance for doubtful accounts.

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. In 2017, we expect improving global industrial production growth.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$568	$476	$1,406	$1,275
% change from prior year	19%	-5%	10%	-4%
EBIT	$64	$38	$98	$83
EBIT as a % of net sales	11%	8%	7%	7%
Depreciation and amortization expense	$36	$26	$89	$78
NET SALES
In our Insulation segment, net sales in the third quarter of 2017 increased $92 million compared to the same period in 2016, primarily driven by the $73 million impact of our second quarter 2017 acquisition of Pittsburgh Corning. The remaining change was driven by higher sales volumes of 2% and higher selling prices of $9 million. The favorable impact of translating sales denominated in foreign currencies into United States dollars was offset by unfavorable channel mix associated with growth in new construction.
For the year-to-date 2017, net sales in our Insulation segment increased by $131 million compared to the same period in 2016, primarily driven by the $73 million impact of our Pittsburgh Corning acquisition and higher sales volumes of approximately 4%. The remaining change was driven by higher selling prices of $4 million.
EBIT
In our Insulation segment, EBIT in the third quarter of 2017 increased by $26 million compared to the same period in 2016. EBIT results improved $16 million due to higher operating leverage and favorable manufacturing performance. Our second quarter 2017 acquisition of Pittsburgh Corning contributed $10 million of EBIT in the third quarter. The impact of higher selling prices of $9 million and higher sales volumes was offset about equally by input cost inflation, startup costs for our new mineral wool insulation plant and slightly negative customer mix.
For the year-to-date 2017, the EBIT in our Insulation segment increased by $15 million compared to the same period in 2016, primarily driven by higher sales volumes. Favorable manufacturing performance of $20 million and the $10 million contribution from our second quarter 2017 acquisition of Pittsburgh Corning were offset about equally by input cost inflation and startup costs for our new mineral wool insulation plant. Higher selling prices of $4 million were offset by slightly higher selling, general and administrative expenses.
OUTLOOK
During the third quarter of 2017, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was approximately 1.165 million, up from an annual average of approximately 1.150 million starts in the third quarter of 2016. While the trend in U.S. housing starts has generally been positive over the past few years, the timing and pace of recovery of the United States housing market remains uncertain.
The Company expects its Insulation segment to continue to benefit from an overall strengthening of the U.S. housing market, higher capacity utilization and improved pricing. We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any demand-driven variability associated with United States new construction.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$682	$603	$1,993	$1,711
% change from prior year	13%	20%	16%	22%
EBIT	$147	$146	$427	$388
EBIT as a % of net sales	22%	24%	21%	23%
Depreciation and amortization expense	$13	$13	$37	$34
NET SALES
In our Roofing segment, net sales in the third quarter of 2017 increased by $79 million compared to the same period in 2016. Sales volumes increased by 11% due to higher asphalt shingle volumes, primarily driven by storm activity, age-related reroof and increased demand from new construction, and continued growth in roofing components. The remaining increase was driven by $8 million of higher selling prices and favorable product mix.
For the year-to-date 2017, net sales in our Roofing segment increased by $282 million compared to the same period in 2016. Sales volumes increased by approximately 8%, due to storm activity, age-related reroof, increased demand from new construction and growth in roofing components. Our early-second quarter 2016 acquisition of InterWrap contributed $86 million of net sales (and was included in the other comparison categories following the one-year post-acquisition period). The remaining increase was driven by higher selling prices of $40 million and favorable customer and product mix. Third-party asphalt sales were flat year-over-year.
EBIT
In our Roofing segment, EBIT in the third quarter of 2017 increased by $1 million compared to the same period in 2016. The $20 million negative impact of input cost inflation (about half of which is related to asphalt) and $9 million of higher logistics costs were offset by the benefit of higher sales volumes and higher selling prices. Slightly favorable product mix was largely offset by lower EBIT on third-party asphalt sales, resulting from a lag in the timing of input cost inflation and price increases in this cost-plus business.
For the year-to-date 2017, EBIT in our Roofing segment was $39 million higher compared to the same period in 2016. The increase was primarily driven by higher selling prices and higher sales volumes. Our early-second quarter 2016 acquisition of InterWrap contributed $20 million of EBIT (and was included in the other comparison categories following the one-year post-acquisition period). These benefits were partially offset by $45 million of input cost inflation (largely related to asphalt), $9 million of higher logistics costs, $6 million of lower EBIT on third-party asphalt sales and slightly higher marketing costs.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restructuring costs	$(8)	$(5)	$(37)	$(8)
Acquisition-related costs	(1)	(4)	(12)	(8)
Recognition of acquisition inventory fair value step-up	(5)	(2)	(5)	(10)
Litigation settlement gain, net of legal fees	—	—	29	—
Pension settlement gain (loss)	2	—	(28)	—
General corporate expense and other	(34)	(27)	(102)	(81)
EBIT	$(46)	$(38)	$(155)	$(107)
Depreciation and amortization	$16	$9	$36	$27

EBIT
In Corporate, Other and Eliminations, EBIT losses for the third quarter and year-to-date of 2017 were higher by $8 million and $48 million, respectively, compared to the same periods in 2016. For the third quarter, the increase was primarily due to higher general corporate expense. For the year-to-date comparison, the increase was primarily due to higher restructuring costs in 2017 and higher general corporate expenses. Costs related to our acquisitions (including the fair value step-up recognition) were relatively flat to the prior year. A $29 million litigation settlement gain, net of legal fees, was largely offset by pension settlement losses of $28 million. See details of these costs in the table above and further explained in the Adjusted Earnings Before Interest and Taxes paragraph of MD&A.
General corporate expense and other for the third quarter and year-to-date of 2017 was higher by $7 million and $21 million, respectively, compared to the same periods in 2016, primarily driven by increased general corporate expenses and higher performance-based compensation. The year-to-date increase was additionally driven by the comparison against the prior year's $6 million pension-related gain.
OUTLOOK
In 2017, we expect general corporate expenses to be approximately $140 million.
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
In June 2017, the Company obtained a $350 million Term Loan Commitment, separate from the $600 million of uncommitted incremental loans permitted under the Senior Revolving Credit Facility. The Company entered into the Term Loan Commitment, in part, to potentially pay a portion of the purchase price of the Pittsburgh Corning acquisition. On July 24, 2017, the Company provided formal notification of its intent to voluntarily reduce the entire Term Loan Commitment, thus eliminating the availability of credit under the facility effective on July 31, 2017.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table shows how the Company utilized its primary sources of liquidity (in millions):

	As of September 30, 2017
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$250
Outstanding borrowings	—	133
Outstanding letters of credit	9	2
Availability on facility	$791	$115
The Company issued $600 million of 2047 senior notes on June 26, 2017 subject to $12 million of discounts and issuance costs. Interest on the 2047 senior notes is payable semiannually in arrears on January 15 and July 15 each year, beginning on January 15, 2018. A portion of the proceeds from the 2047 senior notes was used to fund the purchase of Pittsburgh Corning in the second quarter of 2017 and for general corporate purposes. In the third quarter of 2017, a portion of the proceeds was used by the Company, in addition to borrowings on the Receivables Securitization Facility, to repay portions of the Company's outstanding 2019 senior notes and 2036 senior notes. The Company issued a make-whole call to repay the remaining portion of its outstanding 2019 senior notes, and the redemption was completed in the third quarter of 2017. The Company recognized approximately $71 million of loss on extinguishment of debt in the third quarter of 2017 associated with these actions.
The Company has no significant debt maturities of senior notes before 2022, and both our Senior Revolving Credit Facility and Receivables Securitization Facility mature in 2020. As of September 30, 2017, the Company had $2.5 billion of total debt and Cash and cash equivalents of $168 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to U.S. income tax and foreign withholding taxes upon repatriation to the U.S. As of September 30, 2017, and December 31, 2016, the Company had $154 million and $53 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries as earnings are reinvested and, in the opinion of management, will continue to be reinvested indefinitely outside of the U.S.
As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to page 13 of the Risk Factors disclosed in Item 1A of our 2016 Form 10-K for details on the factors that could inhibit our subsidiaries' ability to pay dividends or make other distributions to the parent company.
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
The credit agreements applicable to our Senior Revolving Credit Facility and the Receivables Securitization Facility contain various covenants that we believe are usual and customary. The Senior Revolving Credit Facility and the Receivables Securitization Facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of September 30, 2017.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flows
The following table presents a summary of our cash balance and cash flows (in millions):

	Nine Months Ended September 30,
	2017	2016
Cash and cash equivalents	$168	$110
Net cash flow provided by operating activities	$694	$679
Net cash flow used for investing activities	$(810)	$(729)
Net cash flow provided by financing activities	$154	$63
Availability on the Senior Revolving Credit Facility	$791	$791
Availability on the Receivables Securitization Facility	$115	$188
Operating activities: For the nine months ended September 30, 2017, the Company's operating activities provided $694 million of cash compared to $679 million in the same period in 2016. While net earnings was slightly lower than the prior year, cash provided by operating activities excludes the effect of the $71 million loss on extinguishment of debt (which is aggregated with payments on long-term debt in financing activities). The change in operating assets and liabilities was a relatively small use of cash in the current year (compared to a source of cash in the prior year), as increased receivables from higher sales were partially offset by the benefit of higher payables.
Investing activities: Net cash flow used for investing activities increased $81 million for the nine months ended September 30, 2017 compared to the same period of 2016, primarily driven by higher spending on acquisitions year-over-year.
Financing activities: Net cash provided by financing activities was $154 million for the nine months ended September 30, 2017, compared to $63 million in the same period in 2016. The change of $91 million was primarily due to higher long-term debt inflows (see Note 10 of the Consolidated Financial Statements and the Liquidity section above for further discussion of activities related to debt) and lower treasury stock repurchases.
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
Pension Contributions
Please refer to Note 11 of the Consolidated Financial Statements. The Company expects to contribute $72 million in cash to its global pension plans during 2017. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.
Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Notes 1, 4 and 10 of the Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the nine months ended September 30, 2017, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended September 30, 2017, our RIR was 0.45 as compared to 0.49 in the same period a year ago. For the nine months ended September 30, 2017, our RIR was 0.47 as compared to 0.52 in the same period a year ago.
ACCOUNTING PRONOUNCEMENTS

Please refer to Note 17 of the Consolidated Financial Statements.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the nine months ended September 30, 2017. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2016 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Environmental Legal Proceedings
In March 2017, Owens Corning Insulating Systems, LLC (“OCIS”) received a Notice of Violation (“NOV”) from the California Bay Area Quality Management District (“District”) alleging that the OCIS facility in Santa Clara, California began operation of a rebuilt furnace without obtaining required air emission permits. In July 2017, OCIS resolved the NOV with the District by entering into a Compliance and Enforcement Agreement (“Agreement”). Under the Agreement, OCIS paid the District a total penalty of $115,000. OCIS entered into the Agreement to expedite settlement of the matter and does not admit any conduct or condition in violation of any District Regulation.

In July 2017, Owens Corning (Shanghai) Fiberglas Co., Ltd., (“OCSF”) received a Notice of Violation (“NOV”) from the Shanghai Environmental Protection Agency (“Shanghai”) alleging that the OCSF facility in Shanghai had exceeded Shanghai air emission standards for certain air pollutants. In September 2017, OCSF and Shanghai negotiated a resolution to the NOV under which OCSF agreed to pay Shanghai a penalty of 700,000 Chinese Yuan. This penalty was paid in October 2017. At the time of payment, the penalty amounted to approximately $105,000.

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2017	320,800		$65.79	320,800	7,493,976
August 1-31, 2017	1,289		67.29	—	7,493,976
September 1-30, 2017	116		74.00	—	7,493,976
Total	322,205	*	$65.80	320,800	7,493,976

*	The Company retained an aggregate of 1,405 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 0.3 million shares of its common stock for $21 million during the three months ended September 30, 2017 under the Repurchase Authorization. As of September 30, 2017, 7.5 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description
4.5	Seventh Supplemental Indenture, dated as of August 23, 2017, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed herewith).

4.6	Ninth Supplemental Indenture, dated as of August 23, 2017, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	October 25, 2017	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer

Date:	October 25, 2017	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller