Form 10-Q
period 2018-03-31
Owens Corning
filed 2018-04-25
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
Yes ☐             No ☑
As of April 17, 2018, 110,703,310 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
NET SALES	$1,691	$1,478
COST OF SALES	1,336	1,136
Gross margin	355	342
OPERATING EXPENSES
Marketing and administrative expenses	185	142
Science and technology expenses	23	21
Other expenses, net	20	11
Total operating expenses	228	174
OPERATING INCOME	127	168
Non-operating income	(4)	(2)
EARNINGS BEFORE INTEREST AND TAXES	131	170
Interest expense, net	28	26
EARNINGS BEFORE TAXES	103	144
Income tax expense	11	43
NET EARNINGS	92	101
Net earnings attributable to noncontrolling interests	—	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$92	$101
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.83	$0.90
Diluted	$0.82	$0.89
Dividend	$0.21	$0.20
WEIGHTED AVERAGE COMMON SHARES
Basic	111.5	112.3
Diluted	112.8	113.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2018	2017
NET EARNINGS	$92	$101
Currency translation adjustment (net of tax of $6 and $0 for the three months ended March 31, 2018 and 2017, respectively)	(15)	36
Pension and other postretirement adjustment (net of tax of $(2) and $(1) for the three months ended March 31, 2018 and 2017, respectively)	(2)	—
Hedging adjustment (net of tax of $0 and $1 for the three months ended March 31, 2018 and 2017, respectively)	1	(2)
COMPREHENSIVE EARNINGS	76	135
Comprehensive earnings attributable to noncontrolling interests	—	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$76	$135

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	March 31, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$140	$246
Receivables, less allowances of $21 at March 31, 2018 and $19 at December 31, 2017	1,061	806
Inventories	943	841
Assets held for sale	3	12
Other current assets	81	80
Total current assets	2,228	1,985
Property, plant and equipment, net	3,755	3,425
Goodwill	1,962	1,507
Intangible assets, net	1,872	1,360
Deferred income taxes	155	144
Other non-current assets	241	211
TOTAL ASSETS	$10,213	$8,632
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,379	$1,277
Short-term debt	1	1
Long-term debt – current portion	4	4
Total current liabilities	1,384	1,282
Long-term debt, net of current portion	3,762	2,405
Pension plan liability	260	256
Other employee benefits liability	222	225
Deferred income taxes	143	37
Other liabilities	301	223
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	3,999	4,011
Accumulated earnings	1,631	1,575
Accumulated other comprehensive deficit	(530)	(514)
Cost of common stock in treasury (c)	(1,003)	(911)
Total Owens Corning stockholders’ equity	4,098	4,162
Noncontrolling interests	43	42
Total equity	4,141	4,204
TOTAL LIABILITIES AND EQUITY	$10,213	$8,632

(a)	10 shares authorized; none issued or outstanding at March 31, 2018 and December 31, 2017

(b)	400 shares authorized; 135.5 issued and 111.0 outstanding at March 31, 2018; 135.5 issued and 111.5 outstanding at December 31, 2017

(c)	24.5 shares at March 31, 2018, and 24.0 shares at December 31, 2017
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2018	2017
NET CASH FLOW (USED FOR) PROVIDED BY OPERATING ACTIVITIES
Net earnings	$92	$101
Adjustments to reconcile net earnings to cash (used for) provided by operating activities:
Depreciation and amortization	109	84
Deferred income taxes	1	27
Provision for pension and other employee benefits liabilities	—	2
Stock-based compensation expense	9	10
Other non-cash	(1)	6
Changes in operating assets and liabilities	(284)	(204)
Pension fund contributions	(6)	(6)
Payments for other employee benefits liabilities	(6)	(8)
Other	(4)	(5)
Net cash flow (used for) provided by operating activities	(90)	7
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(101)	(67)
Proceeds from the sale of assets or affiliates	14	—
Investment in subsidiaries and affiliates, net of cash acquired	(1,121)	—
Other	1	—
Net cash flow used for investing activities	(1,207)	(67)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	389	—
Proceeds from senior revolving credit and receivables securitization facilities	565	194
Proceeds from term loan borrowing	600	—
Payments on senior revolving credit and receivables securitization facilities	(197)	(37)
Dividends paid	(46)	(45)
Purchases of treasury stock	(111)	(72)
Other	1	3
Net cash flow provided by financing activities	1,201	43
Effect of exchange rate changes on cash	(10)	6
Net decrease in cash, cash equivalents and restricted cash	(106)	(11)
Cash, cash equivalents and restricted cash at beginning of period	253	118
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$147	$107

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2017 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("U.S."). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"). Certain reclassifications have been made to the periods presented for 2017 to conform to the classifications used in the periods presented for 2018.
Cash, Cash Equivalents and Restricted Cash
On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $7 million, $7 million, $6 million and $6 million as of March 31, 2018, December 31, 2017, March 31, 2017 and December 31, 2016, respectively. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, and is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.    GENERAL (continued)

Accounting Pronouncements

The following table summarizes recent accounting standard updates (ASU) issued by the Financial Accounting Standards Board (FASB) that could have an impact on the Company's Consolidated Financial Statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently adopted standards:
ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)," as amended by ASU's 2015-14, 2016-08, 2016-10, 2016-11, 2016-12, 2016-20, 2017-05 and 2017-13 and 2017-14.
This standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Entities can adopt this standard either through a retrospective or modified-retrospective approach.
January 1, 2018
The adoption of this standard did not have a material impact on our Consolidated Financial Statements. Please refer to Note 3 of the Consolidated Financial Statements for transition disclosures, as well as other ongoing disclosure requirements.

ASU 2016-16 "Income Taxes (Topic 740)"	This standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.	January 1, 2018
The adoption of this standard did not have a material impact on our Consolidated Financial Statements. Please refer to Note 16 for a detailed explanation of the cumulative effect of adoption recognized on January 1, 2018.

ASU 2017-07 "Compensation - Retirement Benefits (Topic 715)"
This standard requires that the other components of net benefit cost be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Entities will adopt the presentation elements of this standard on a retrospective basis.

January 1, 2018
The adoption of this standard did not have a material effect on our Consolidated Financial Statements for the three months ended March 31, 2018. The standard's retrospective adoption, though, will result in a full-year $60 million reclassification of non-service costs from various financial statement lines to non-operating expense when the remaining periods of 2017 are presented again in future filings, primarily related to pension settlement losses that were recorded in the second and fourth quarters of 2017 (as described in Note 13 of our 2017 Form 10-K). Please refer to Note 12 of the Consolidated Financial Statements for additional detail on this adoption.

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

January 1, 2018
The early-adoption of this standard did not have a material impact on our Consolidated Financial Statements. Please refer to Note 5 of the Consolidated Financial Statements for additional detail on this adoption.

Recently issued standards:
ASU 2016-02 "Leases (Topic 842)," as amended by ASU 2017-13 and 2018-01, and potentially subject to change through the "Targeted Improvements" Proposed ASU exposure draft released on January 5, 2018.
The standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The recognition and presentation of expenses will depend on classification as a finance or operating lease. Entities will adopt this standard through a retrospective approach, the extent to which will be affected by the proposed ASU draft.
January 1, 2019
We are currently assessing the potential impact of this standard adoption on our financial reporting processes and disclosures. We believe that our adoption of the standard will likely have a material impact to our Consolidated Balance Sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities. (Our operating lease obligations are described in Note 8 of our 2017 Form 10-K.) We are in the process of analyzing our lease portfolio and implementing systems to comply with the standard's retrospective adoption requirements.

ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)"
This standard replaces the incurred loss methodology for recognizing credit losses with a current expected credit losses model and applies to all financial assets, including trade receivables. Entities will adopt the standard using a modified-retrospective approach.
January 1, 2020
We are currently assessing the impact this standard will have on our Consolidated Financial Statements. Our current accounts receivable policy (as described in Note 1 of our 2017 Form 10-K) uses historical and current information to estimate the amount of probable credit losses in our existing accounts receivable. We have not yet analyzed our current systems and methods to determine the impact of using forward-looking information to estimate expected credit losses.

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

	Three Months Ended March 31,
	2018	2017
Reportable Segments
Composites	$511	$511
Insulation	596	399
Roofing	642	627
Total reportable segments	1,749	1,537
Corporate eliminations	(58)	(59)
NET SALES	$1,691	$1,478

External Customer Sales by Geographic Region
United States	$1,128	$1,051
Europe	279	140
Asia-Pacific	142	153
Rest of World	142	134
NET SALES	$1,691	$1,478

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.    SEGMENT INFORMATION (continued)

EARNINGS BEFORE INTEREST AND TAXES

Earnings before interest and taxes (EBIT) by segment consist of net sales less related costs and expenses and are presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in EBIT for our reportable segments and are included within Corporate, Other and Eliminations.
The following table summarizes EBIT by segment (in millions):

	Three Months Ended March 31,
	2018	2017
Reportable Segments
Composites	$60	$71
Insulation	32	5
Roofing	97	125
Total reportable segments	189	201
Restructuring costs	(5)	—
Acquisition-related costs	(14)	(1)
Recognition of acquisition inventory fair value step-up	(2)	—
General corporate expense and other	(37)	(30)
Total Corporate, other and eliminations	(58)	(31)
EBIT	$131	$170

3.    REVENUE

ASU 2014-09 Adoption
On January 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and the related amendments (collectively "ASC 606"). We used the modified retrospective method of adoption, in which the cumulative effect of initially applying the new standard to existing contracts (as of January 1, 2018) was recorded as a $2 million decrease to the January 1, 2018 opening balance of Accumulated earnings. The effect of this adoption was immaterial to our Consolidated Financial Statements, and we do not expect a material effect to our Consolidated Financial Statements on an ongoing basis. Under the modified retrospective method of adoption, the comparative information in the Consolidated Financial Statements has not been revised and continues to be reported under the previously applicable revenue accounting guidance ("ASC 605"). If ASC 605 had been applied to the first quarter of 2018, Inventories and Accumulated earnings would have been $2 million higher on the Consolidated Balance Sheet with no effect to the Consolidated Statements of Earnings.
Revenue Recognition
Many of our customer volume commitments are short-term and our performance obligations are generally limited to single purchase orders. Substantially all of our revenue is recognized at a point-in-time when control of goods transfers to the customer. Control transfer typically occurs when goods are shipped from our facilities or at other predetermined control transfer points (for instance, destination terms or consignment arrangements). We have elected to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of performance obligations. We used the practical expedients to omit the disclosure of remaining performance obligations for contracts with an original expected duration of one year or less and for contracts where we have the right to invoice for performance completed to date.
We recognize revenue as the amount of consideration that we expect to receive in exchange for transferring promised goods or services to customers. We do not adjust the transaction price for the effects of a significant financing component, as the time period between control transfer of goods and services and expected payment is one year or less. At the time of sale, we estimate

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.    REVENUE (continued)

provisions for different forms of variable consideration (discounts, rebates, returns and other refund liabilities) based on historical experience, current conditions and contractual obligations, as applicable. The estimated transaction price is typically not subject to significant reversals. We adjust these estimates when the most likely amount of consideration we expect to receive changes, although these changes are typically minor. During the three months ended March 31, 2018, the adjustments related to performance obligations satisfied in previous periods were immaterial. Sales, value-added and other similar taxes that we collect are excluded from revenue.
Disaggregated Revenue
The following table shows a disaggregation of Net sales (in millions):

	For the three months ended March 31, 2018
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$76	$222	$559	$(53)	$804
U.S. commercial and industrial	139	147	39	(1)	324
Europe	157	119	3	—	279
Asia-Pacific	106	33	3	—	142
Rest of World	33	75	38	(4)	142
NET SALES	$511	$596	$642	$(58)	$1,691
Please refer to Note 2 and also Item 1 of our 2017 Form 10-K for further information on our three reportable segments (Composites, Insulation and Roofing). Our contracts with customers are broadly similar in nature throughout our reportable segments, but the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic and end-market economic factors.
In the United States, sales are primarily related to the residential housing market and commercial and industrial applications. Residential market demand is driven by housing starts and repair and remodeling activity (influenced by existing home sales, seasonal home improvement and damage from major storms). Significant portions of our residential products are used interchangeably in both new construction and repair and remodeling, and our customers typically distribute (or use) the products for both applications. U.S. commercial and industrial revenues are largely driven by U.S. industrial production growth.
Outside of the United States (Europe, Asia-Pacific and Rest of World), sales are primarily related to commercial and industrial applications and, to a lesser extent, residential applications in certain countries. Throughout the international regions, demand is primarily driven by industrial production growth in each respective geographical region.
Contract Balances
We typically do not satisfy performance obligations without obtaining an unconditional right to payment from customers and, therefore, do not carry contract asset balances on the Consolidated Balance Sheets. Contract liability balances are recorded separately from receivables on the Consolidated Balance Sheets in either Accounts payable and accrued liabilities or Other liabilities, depending on the timing of performance obligation satisfaction.
We sell separately-priced warranties that extend certain product and workmanship coverages beyond our standard product warranty, which is described in Note 9. The up-front consideration on extended warranty contracts is deferred and recognized as revenue over time based on the respective coverage period, ranging from 16 to 20 years. On an annual basis, we expect to recognize approximately $2 million of revenue associated with these extended warranty contracts. Additionally, in certain limited cases, we receive consideration before goods or services are transferred to the customer. These customer down payments and deposits are deferred, and typically recognized as revenue in the following quarter when we satisfy the related performance obligations.
As of January 1, 2018, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $46 million, of which $12 million was recognized as revenue in the first quarter of 2018. During the first quarter of 2018, the contract liability balances increased $5 million due to the acquisition of Paroc Group Oy ("Paroc"). As of March 31, 2018, our contract liability balances totaled $55 million.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.    REVENUE (continued)

As a practical expedient, we recognize incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. We do not have any costs to obtain or fulfill a contract that are capitalized under ASC 606.

4.    INVENTORIES
Inventories consist of the following (in millions):

	March 31, 2018	December 31, 2017
Finished goods	$630	$562
Materials and supplies	313	279
Total inventories	$943	$841

5.    DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2018 and December 31, 2017, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
During the first quarter of 2018, the Company early-adopted ASU 2017-12, "Derivatives and Hedging (Topic 815)," which was issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and to make certain targeted improvements to simplify the application of previously applicable hedge accounting guidance. This adoption did not have a material effect on our Consolidated Financial Statements, and did not result in any cumulative adjustment to equity as of the date of adoption. Please refer to the Cash Flow Hedges and Net Investment Hedges paragraphs below for further information.
Derivative Fair Values
Our derivatives consist of natural gas forward swaps, cross-currency swaps and foreign exchange forward contracts, all of which are over-the-counter and not traded through an exchange. The Company uses widely accepted valuation tools to determine fair value, such as discounting cash flows to calculate a present value for the derivatives. The models use Level 2 inputs, such as forward curves and other commonly quoted observable transactions and prices. The fair value of our derivatives and hedging instruments are all classified as Level 2 investments within the three-tier hierarchy.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	March 31, 2018	December 31, 2017
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other current assets	$8	$7
Cash flow hedges:
Natural gas forward swaps	Other current assets	$1	$1
Foreign exchange forward contracts	Other current assets	$1	$—
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$63	$38
Cash flow hedges:
Natural gas forward swaps	Accounts payable and accrued liabilities	$—	$1
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$4	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Accounts payable and accrued liabilities	$1	$1
Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended March 31,
	Location	2018	2017
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of gain reclassified from AOCI (as defined below) into earnings	Cost of sales	$—	$(1)
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$(3)	$—
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of gain recognized in earnings (a)	Other expenses, net	$(4)	$—

(a)
Gains related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expenses, net.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Comprehensive Earnings Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (in millions):

		Three Months Ended March 31, 2018
Hedging Type	Derivative Financial Instrument	Amount of Gain (Loss) Recognized in Comprehensive Earnings
Net investment hedge	Cross-currency swaps	$(25)
Cash flow hedge	Natural gas forward swaps	$1
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. The Company's policy for electricity exposure is to hedge up to 75% of its total forecasted exposure for the current calendar year and up to 65% of its total forecasted exposure for the first calendar year forward. The Company’s policy for natural gas exposure is to hedge up to 75% of its total forecasted exposure for the next three months and up to 60% of its total forecasted exposure for the following three months, and lesser amounts for the remaining periods. Based on market conditions, approved variation from these standard policies may occur. Currently, the Company is managing risk associated with electricity prices only through physical contracts and has natural gas derivatives designated as hedging instruments that mature within 15 months. As of March 31, 2018, the notional amounts of these natural gas forward swaps was 5 MMBtu (or MMBtu equivalent) based on U.S. and European indices.
As of March 31, 2018, the Company had notional amounts of $22 million for derivative financial instruments designated as cash flow hedges for foreign currency exposures in Polish Zloty primarily related to British Pound and European Euro, and also $18 million for exposures in Swedish Krona primarily related to European Euro.
The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contracts and the underlying items being hedged. The change in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income (deficit) ("AOCI") and is subsequently recognized in Cost of sales (for commodity cash flow hedges) or Other expenses, net (for foreign currency cash flow hedges) on the Consolidated Statements of Earnings in order to mirror the location of the hedged items impacting earnings. Cash settlements for commodity and foreign currency hedges qualifying as cash flow hedges are included in Other operating activities in the Consolidated Statements of Cash Flows.
As of March 31, 2018, $1 million of gains are included in AOCI on the Consolidated Balance Sheets relate to natural gas and foreign currency forward contracts that are expected to impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.
Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). The Company uses cross-currency forward contracts to hedge a portion of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. As of March 31, 2018, the notional amount of these derivative financial instruments was $516 million related to the U.S Dollar and European Euro.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

In the first quarter of 2018, we redesignated these derivative financial instruments that qualify as hedges of net investments in foreign operations using the spot method. The changes in fair values of these derivative instruments are recognized in Currency translation adjustment (a component of AOCI), with recognition of the excluded components amortized to Interest expense, net on the Consolidated Statements of Earnings. For the first quarter of 2018, the difference between the change in fair value of the excluded components and the amounts recognized to earnings was a $13 million increase to the net fair value liability. Prior to our first quarter 2018 adoption of ASU 2017-12, all settlements and changes in fair values of these derivative instruments were recognized in Currency translation adjustment (a component of AOCI), and there had been no ineffectiveness on these hedging relationships. Cash settlements are included in Other investing activities in the Consolidated Statements of Cash Flows.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of March 31, 2018, the Company had notional amounts of $707 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, European Euro, Indian Rupee, Japanese Yen, and South Korean Won. The growth in notional amounts (as compared to $109 million at December 31, 2017) was primarily related to new derivative financial instruments used to hedge increased European Euro balance sheet exposures following our acquisition of Paroc. In addition, the Company had notional amounts of $93 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Russian Ruble and Swedish Krona.
Gains and losses resulting from the changes in fair value of these instruments are recorded in Other expenses, net on the Consolidated Statements of Earnings, and are substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures (which are also recorded in Other expenses, net).

6.     GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

March 31, 2018	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20	$588	$(116)	$472
Technology	17	328	(120)	208
Other	14	61	(27)	34
Indefinite-lived intangible assets:
Trademarks		1,158	—	1,158
Total intangible assets		$2,135	$(263)	$1,872
Goodwill		$1,962

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
Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first three months of 2018. The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2017	$58	$1,049	$400	$1,507
Acquisitions (see Note 8)	—	452	—	452
Foreign currency translation	—	2	1	3
Balance at March 31, 2018	$58	$1,503	$401	$1,962

Other Intangible Assets
The Other category below primarily includes franchise agreements and quarry and emission rights. The changes in the gross carrying amount of intangible assets by asset group are as follows (in millions):

	Customer Relationships	Technology	Trademarks	Other	Total
Balance at December 31, 2017	$363	$255	$946	$47	$1,611
Acquisitions (see Note 8)	225	73	213	7	518
Other additions, net	—	—	—	7	7
Foreign currency translation	—	—	(1)	—	(1)
Balance at March 31, 2018	$588	$328	$1,158	$61	$2,135

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The estimated amortization expense for intangible assets for the next five years is as follows (in millions):

Period	Amortization (a)
2019	$53
2020	$53
2021	$52
2022	$48
2023	$45

(a)
The yearly amortization amounts in the table above include approximately $26 million of aggregate amortization expense related to the preliminary purchase price allocations of the acquisitions of Pittsburgh Corning Corporation and Pittsburgh Corning Europe NV (collectively, "Pittsburgh Corning") and Paroc. See Note 8 for more details of these acquisitions.

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	March 31, 2018	December 31, 2017
Land	$277	$251
Buildings and leasehold improvements	1,023	944
Machinery and equipment	4,460	4,211
Construction in progress	402	350
	6,162	5,756
Accumulated depreciation	(2,407)	(2,331)
Property, plant and equipment, net	$3,755	$3,425
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 12% of total machinery and equipment as of March 31, 2018 and December 31, 2017, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

8.    ACQUISITIONS

Paroc Acquisition

On February 5, 2018, the Company acquired all the outstanding equity of Paroc, a leading producer of mineral wool insulation for building and technical applications in Europe, for approximately $1,121 million (approximately 900 million Euro), net of cash acquired. The acquisition of Paroc expands the Company's mineral wool technology, grows its presence in the European insulation market, provides access to a variety of new end-use markets and will increase the Insulation segment's geographic sales mix outside of the U.S. and Canada. Paroc's operating results and a preliminary purchase price allocation have been included in the Company’s Insulation segment within the Consolidated Financial Statements. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.	ACQUISITIONS (continued)

The following table details the identifiable indefinite and definite-lived intangible assets acquired, their preliminary fair values and estimated weighted average useful lives (in millions):

Type of Intangible Asset	Preliminary Fair Value	Weighted Average Useful Life
Customer relationships	$225	20
Technology - Know-how	63	15
Technology - Patented	10	5
Quarry Rights	7	45
Trademarks	213	Indefinite
Total	$518
During the first three months of 2018, the Consolidated Statements of Earnings included $85 million in Net sales attributable to the acquisition and a $2 million charge related to inventory fair value step-up in Cost of Sales. The acquisition also included Property, plant and equipment, net with a fair value of approximately $315 million. Goodwill has been initially valued at approximately $454 million, with none of the amount expected to be tax-deductible. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition and are expected to accelerate making the Company the leading provider of insulation solutions by building on mineral wool technologies. The Company has not yet assigned the goodwill acquired to a reporting unit. The acquisition also included cash of approximately $17 million. The Company expects to complete its valuations no later than one year from the acquisition date and adjustments will continue to be made to the fair value of the identifiable assets acquired and liabilities assumed. Those adjustments may or may not be material. The pro forma effect of this acquisition on Net sales and Net earnings attributable to Owens Corning was not material.

Pittsburgh Corning Acquisition
On June 27, 2017, the Company acquired all the outstanding equity of Pittsburgh Corning, the world’s leading producer of cellular glass insulation systems for commercial and industrial markets, for approximately $563 million, net of cash acquired. This acquisition expands the Company’s position in commercial and industrial product offerings and grows its presence in Europe and Asia. Pittsburgh Corning's operating results since the date of acquisition and a preliminary purchase price allocation have been included in the Company's Insulation segment in the Consolidated Financial Statements. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities. During the quarter ended March 31, 2018, the Company recorded immaterial measurement period adjustments to the purchase price allocation.

The following table details the identifiable indefinite and definite-lived intangible assets, their preliminary fair values and estimated weighted average useful lives (in millions):

Type of Intangible Asset	Preliminary Fair Value	Weighted Average Useful Life
Customer relationships	$107	19
Technology	37	15
Trademarks	101	Indefinite
Total	$245

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.	ACQUISITIONS (continued)

During the three months ended March 31, 2018, the Consolidated Statements of Earnings included $60 million in Net sales attributable to the Pittsburgh Corning acquisition (related to the one-year post-acquisition period). Goodwill has been initially valued at approximately $154 million, with none of the amount expected to be tax-deductible. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition and are expected to accelerate making the Company the leading provider of insulation solutions by building on core glass technologies. The acquisition also included cash of approximately $52 million. The Company expects to complete its valuations no later than one year from the acquisition date and adjustments will continue to be made to the fair value of the identifiable assets acquired and liabilities assumed. We do not expect those adjustments to be material. The pro forma effect of this acquisition on Net sales and Net earnings attributable to Owens Corning was not material.
9. WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 3 for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

Three Months Ended March 31, 2018
Beginning balance	$55
Amounts accrued for current year	5
Settlements of warranty claims	(2)
Ending balance	$58

10.    RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

Acquisition-Related Costs
During the first three months of 2018, the Company incurred $14 million of transaction and integration costs related to its announced acquisitions. Please refer to Note 8 of the Consolidated Financial Statements for further information on these acquisitions. These costs are recorded within Corporate, Other and Eliminations. See the Restructuring Costs paragraph below for detail on additional costs related to these acquisitions. The following table presents the impact and respective location of acquisition-related costs for the first three months of 2018 on the Consolidated Statements of Earnings (in millions):

Location	Paroc Acquisition	Pittsburgh Corning Acquisition	Total
Marketing and administrative expenses	$4	$1	$5
Other expenses, net	9	—	9
Total acquisition-related costs	$13	$1	$14

Restructuring Costs

Pittsburgh Corning Acquisition-Related Restructuring
Following the acquisition of Pittsburgh Corning into the Company's Insulation segment, the Company took actions to realize expected synergies from the newly acquired operations. During the first three months of 2018, the Company recorded $1 million of accelerated depreciation related to these actions. The Company expects to incur an immaterial amount of incremental costs in the remainder of 2018 related to these actions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	RESTRUCTURING AND ACQUISITION-RELATED COSTS (continued)

2017 Cost Reduction Actions
During the second quarter of 2017, the Company took actions to avoid future capital outlays and reduce costs in its Composites segment, mainly through decisions to close certain sub-scale manufacturing facilities in Asia Pacific (including Doudian, Peoples Republic of China and Thimmapur, India) and North America (Mexico City, Mexico and Brunswick, Maine) and to reposition assets in its Chambery, France operation. During the first three months of 2018, the Company recorded $4 million of charges, comprised of $1 million of severance, $4 million of accelerated depreciation and a $1 million net benefit from exit activities associated with these actions. The Company expects to recognize approximately $19 million of incremental costs in 2018, of which about $4 million is accelerated depreciation.

Consolidated Statements of Earnings Classification
The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings, which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended March 31,
Type of cost	Location	2018	2017
Accelerated depreciation	Cost of sales	$5	$—
Other exit costs	Cost of sales	2	—
Severance	Other expenses, net	1	—
Other exit gains	Other expenses, net	(3)	—
Total restructuring costs		$5	$—

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activity (in millions):

	2017 Cost Reduction Actions	Pittsburgh Corning Acquisition-Related Restructuring	Total
Balance at December 31, 2017	$11	$9	$20
Restructuring costs	4	1	5
Payments	(2)	(2)	(4)
Non-cash items and reclassifications to other accounts	(1)	(1)	(2)
Balance at March 31, 2018	$12	$7	$19
Cumulative charges incurred	$33	$18	$51

As of March 31, 2018, the remaining liability balance is comprised of $19 million of severance, inclusive of $2 million of non-current severance and $17 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.20% senior notes, net of discount and financing fees, due 2022	$597	103%	$597	105%
4.20% senior notes, net of discount and financing fees, due 2024	392	102%	392	105%
3.40% senior notes, net of discount and financing fees, due 2026	395	96%	395	98%
7.00% senior notes, net of discount and financing fees, due 2036	400	127%	400	132%
4.30% senior notes, net of discount and financing fees, due 2047	588	92%	588	99%
4.40% senior notes, net of discount and financing fees, due 2048	389	92%	—	n/a
Senior revolving credit facility, maturing in 2020 (a)	121	100%	—	n/a
Receivables securitization facility, maturing in 2020 (a)	247	100%	—	n/a
Various capital leases, due through and beyond 2050 (a)	31	100%	31	100%
Term loan borrowing, maturing in 2021 (a)	600	100%	—	n/a
Unamortized interest rate swap basis adjustment	6	n/a	6	n/a
Total long-term debt	3,766	n/a	2,409	n/a
Less – current portion (a)	4	100%	4	100%
Long-term debt, net of current portion	$3,762	n/a	$2,405	n/a

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
Senior Notes
The Company issued $400 million of 2048 senior notes on January 25, 2018. Interest on the notes is payable semiannually in arrears on January 30 and July 30 each year, beginning on July 30, 2018. The proceeds from these notes were used, along with borrowings on a $600 million term loan commitment and borrowings on the Receivables Securitization Facility (as defined below), to fund the purchase of Paroc in the first quarter of 2018.
The Company issued $600 million of 2047 senior notes on June 26, 2017. Interest on the notes is payable semiannually in arrears on January 15 and July 15 each year, beginning on January 15, 2018. A portion of the proceeds from these notes were used to fund the purchase of Pittsburgh Corning in 2017 and for general corporate purposes. The remaining proceeds were used to repay $144 million of our 2019 senior notes and $140 million of our 2036 senior notes.
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
On October 31, 2006, the Company issued $540 million of 2036 senior notes. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.
Collectively, the senior notes above are referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company.
The Senior Notes are fully and unconditionally guaranteed by certain of the Company’s current and future domestic subsidiaries that are borrowers or guarantors under the Company’s credit agreement (the "Credit Agreement"). The guarantees are unsecured and rank equally in right of payment with all other existing and future senior unsecured indebtedness of the guarantors. The guarantees are effectively subordinated to existing and future secured debt of the guarantors to the extent of the assets securing that indebtedness.
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2018.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of March 31, 2018. Please refer to the Credit Facility Utilization paragraph below for liquidity information as of March 31, 2018.
Term Loan Commitments
The Company obtained two term loan commitments on October 27, 2017 for $300 million and $600 million, respectively, (collectively, the "Term Loan Commitments"), separate from the $600 million of allowable incremental term loans under the Senior Revolving Credit Facility. The Company entered into the Term Loan Commitments, in part, to pay a portion of the purchase price of the Paroc acquisition. In the first quarter of 2018, the Company borrowed on the $600 million term loan commitment, along with borrowings on the Receivables Securitization Facility and the proceeds of the 2048 senior notes, to fund the purchase of Paroc. The $600 million term loan borrowing (the "Term Loan Borrowing") requires full repayment by February 2021. On February 12, 2018, the Company voluntarily reduced the entire $300 million term loan commitment, thus eliminating the availability of credit under the facility.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	DEBT (continued)

Receivables Securitization Facility
Included in long-term debt on the Consolidated Balance Sheets are borrowings outstanding under a Receivables Purchase Agreement (RPA) that are accounted for as secured borrowings in accordance with ASC 860, "Accounting for Transfers and Servicing." Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $280 million RPA with certain financial institutions. The securitization facility (the "Receivables Securitization Facility") has been amended from time to time, with a maturity date of May 2020. The facility was most recently amended in April 2018 to increase the borrowing limit from $250 million to $280 million. No other significant terms impacting liquidity were amended. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates, plus a fixed spread.
The Receivables Securitization Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of March 31, 2018. Please refer to the Credit Facility Utilization section below for liquidity information as of March 31, 2018.
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
Credit Facility Utilization
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at March 31, 2018
	Term Loan Borrowing	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$600	$800	$250
Collateral capacity limitation on availability	n/a	n/a	—
Outstanding borrowings	600	121	247
Outstanding letters of credit	n/a	9	3
Availability on facility	$—	$670	$—
Short-Term Debt
Short-term borrowings were $1 million as of March 31, 2018 and December 31, 2017. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 5.4% and 6.7% for March 31, 2018 and December 31, 2017, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

ASU 2017-07 Adoption
On January 1, 2018, we adopted ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)." This standard requires that the other components of net benefit cost be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. These other components of net benefit cost are now presented in Non-operating income on the Consolidated Statements of Earnings. In accordance with the standard's retrospective adoption requirement, we used an allowable practical expedient that permits the use of amounts disclosed in previous pension and other postretirement benefit plan disclosures as the estimation basis for applying the retrospective presentation requirement. Please refer to the Accounting Pronouncements section of Note 1 for more details on the impact of this adoption.
The following table shows the location and impact of the adoption on certain periods of the Consolidated Statements of Earnings:

	Three Months Ended March 31, 2017
Location	Before Adoption	Adoption Impact	After Adoption
Cost of sales	$1,135	$1	$1,136
Other expenses, net	$10	$1	$11
Non-operating income	$—	$(2)	$(2)
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
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended March 31,
	2018			2017
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$1	$3	$2	$1	$3
Interest cost	9	3	12	10	4	14
Expected return on plan assets	(14)	(5)	(19)	(14)	(6)	(20)
Amortization of actuarial loss	3	1	4	3	1	4
Net periodic pension cost	$—	$—	$—	$1	$—	$1
The Company expects to contribute approximately $50 million in cash to the U.S. pension plans and another $13 million to non-U.S. plans during 2018. The Company made cash contributions of $6 million to the plans during the three months ended March 31, 2018.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

Postemployment and Postretirement Benefits Other than Pension Plans ("OPEB")
The Company maintains healthcare and life insurance benefit plans for certain retired employees and their dependents. The health care plans in the United States are non-funded and pay either (1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or (2) fixed amounts of medical expense reimbursement.
The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended March 31,
	2018	2017
Components of Net Periodic Benefit Cost
Service cost	$1	$1
Interest cost	2	2
Amortization of prior service cost	(1)	(1)
Amortization of actuarial loss	(2)	(1)
Net periodic benefit cost	$—	$1

13.	CONTINGENT LIABILITIES AND OTHER MATTERS

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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of March 31, 2018, the Company was involved with a total of 22 sites worldwide, including 7 Superfund sites and 15 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil and groundwater contamination. This can include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At March 31, 2018, the Company had an accrual totaling $17 million for these costs, of which the current portion is $11 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	STOCK COMPENSATION

Stock Plans

2016 Stock Plan

On April 21, 2016, the Company’s stockholders approved the Owens Corning 2016 Stock Plan (the “2016 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At March 31, 2018, the number of shares remaining available under the 2016 Stock Plan for all stock awards was 2.5 million.
Stock Options
The Company did not grant any stock options during the three months ended March 31, 2018. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four-year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is 10 years.
During the three months ended March 31, 2018 and March 31, 2017, the Company recognized expense of less than $1 million related to the Company's stock options. As of March 31, 2018, there was no unrecognized compensation cost related to stock options. The total aggregate intrinsic value of options outstanding as of March 31, 2018 was $21 million.
The following table summarizes the Company’s stock option activity:

	Three Months Ended March 31, 2018
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	518,725	$37.17
Exercised	(26,350)	36.20
Forfeited	(750)	37.65
Ending Balance	491,625	$37.23
The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at March 31, 2018	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$13.89 - $42.16	491,625	4.69	$37.23	491,625	4.69	$37.23

Restricted Stock Awards and Restricted Stock Units
The Company has granted restricted stock awards and restricted stock units (collectively referred to as “restricted stock”) as a part of its long-term incentive plan. Compensation expense for restricted stock is measured based on the market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is is typically three or four years. The Stock Plan allows alternate vesting schedules for death, disability, and retirement.
During the three months ended March 31, 2018, the Company recognized expense of $5 million related to the Company's restricted stock. During the three months ended March 31, 2017, the Company recognized expense of $5 million related to the Company's restricted stock. As of March 31, 2018, there was $48 million of total unrecognized compensation cost related to restricted stock.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	STOCK COMPENSATION (continued)

That cost is expected to be recognized over a weighted-average period of 2.95 years. The total fair value of shares vested during the three months ended March 31, 2018 and 2017 was $17 million and $16 million, respectively.
The following table summarizes the Company’s restricted stock activity:

	Three Months Ended March 31, 2018
	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,752,136	$42.40
Granted	260,977	92.65
Vested	(395,002)	44.20
Forfeited	(18,612)	47.61
Ending Balance	1,599,499	$50.09
Performance Stock Awards and Performance Stock Units
The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its long-term incentive plan. All outstanding performance grants will fully settle in stock. The amount of stock ultimately distributed from all performance shares is contingent on meeting internal company-based metrics or an external-based stock performance metric.
In the three months ended March 31, 2018, the Company granted both internal company-based and external-based metric PSUs.
Internal based metrics
The internal company-based metrics are based on various Company metrics and typically vest over a three-year period. The amount of stock distributed will vary from 0% to 300% of PSUs awarded depending on each award's design and performance versus the internal Company-based metrics.
The initial fair value for all internal Company-based metric PSUs assumes that the performance goals will be achieved and is based on the grant date stock price. This assumption is monitored quarterly and if it becomes probable that such goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. The expected term represents the period from the grant date to the end of the vesting period. Pro-rata vesting may be utilized in the case of death, disability or approved retirement and awards if earned will be paid at the end of the vesting period.
External-based metrics
The external-based metrics vest after a three-year period. Outstanding grants issued in 2016 and thereafter are based on the Company's total stockholder return relative to the performance of the companies constituting the former S&P Building & Construction Industry Index or Dow Jones Construction and Materials Index. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.
The Company estimated the fair value of the external-based metric performance stock grants using a Monte Carlo simulation. The external-based metric performance stock granted in 2018 uses various assumptions that include expected volatility of 24.6%, and a risk free interest rate of 2.2%, both of which were based on an expected term of 2.92 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon U.S. Treasury bills at the time of grant. The expected term represents the period from the grant date to the end of the three-year performance period. Compensation expense for external-based metric PSUs is measured based on the grant date fair value and is recognized on a straight-line basis over the vesting period. Pro-rata vesting may be utilized in the case of death, disability or approved retirement, and awards if earned will be paid at the end of the three-year period.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	STOCK COMPENSATION (continued)

During the three months ended March 31, 2018 and March 31, 2017, the Company recognized expense of $3 million related to the Company's PSUs. As of March 31, 2018, there was $27 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.61 years.
The following table summarizes the Company’s PSU activity:

	Three Months Ended March 31, 2018
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	451,148	$53.96
Granted	171,725	93.25
Forfeited	(3,672)	49.52
Ending Balance	619,201	$64.88
Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (ESPP). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. At the approval date, 2.0 million shares were available for purchase under the ESPP. As of March 31, 2018, 1.0 million shares remain available for purchase.
During the three months ended March 31, 2018 and March 31, 2017, the Company recognized expense of $1 million related to the Company's ESPP. As of March 31, 2018, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net earnings attributable to Owens Corning	$92	$101
Weighted-average number of shares outstanding used for basic earnings per share	111.5	112.3
Non-vested restricted and performance shares	1.0	0.9
Options to purchase common stock	0.3	0.3
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	112.8	113.5
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$0.83	$0.90
Diluted	$0.82	$0.89
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.0 million shares of its common stock for $83 million during the three months ended March 31, 2018 under the Repurchase Authorization. As of March 31, 2018, 6.5 million shares remain available for repurchase under the Repurchase Authorization.
For the three months ended March 31, 2018, the number of shares used in the calculation of diluted earnings per share did not include 0.3 million non-vested restricted shares and 0.1 million non-vested performance shares, due to their anti-dilutive effect. For the three months ended March 31, 2017, the number of shares used in the calculation of diluted earnings per share did not include 0.1 million non-vested performance shares, due to their anti-dilutive effect.

16.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Income tax expense	$11	$43
Effective tax rate	11%	30%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2018 is primarily due to excess tax benefits related to stock compensation, the impact of higher foreign tax rates and other discrete adjustments.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three months ended March 31, 2017 is primarily due to the benefit of lower foreign tax rates and other discrete adjustments.
During the first quarter of 2018, the Company adopted ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory (Topic 740).” Under this standard, the tax effects of intra-entity sales of assets other than inventory will be recognized immediately in the seller's tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The standard is applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the year of adoption. As of January 1, 2018, we recorded a $17 million decrease in Other non-current assets, a $7 million increase in Deferred income tax assets and a $10 million decrease to Accumulated earnings.
The U.S. government enacted tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017 on December 22, 2017 (the "Tax Act"). The Tax Act made broad and complex changes to the U.S. tax code, including but not limited to, a reduction to the U.S. federal corporate income tax rate from 35% to 21%; a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (the "Transition Tax”); eliminating the corporate alternative minimum tax (AMT) and changing realization of AMT credits; changing rules related to uses and limitations of net operating loss (NOL) carryforwards created in tax years after December 31, 2017; changes to the limitations on available interest expense deductions; and changes to other existing deductions and business-related exclusions.
The SEC issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which provides guidance on the accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date to complete the accounting under ASC 740, "Income Taxes." The Company's accounting for the income tax effects of the Tax Act is incomplete. In accordance with SAB 118, we were able to make reasonable estimates on certain effects of the Tax Act resulting in a total provisional charge to the financial statements as of December 31, 2017. There have been no material changes to the provisional charges as disclosed in our 2017 Form 10-K. The Company was not yet able to make a reasonable estimate of the U.S. state tax effects of the Tax Act. Therefore, no provisional adjustment was recorded with respect to this item. We are continuing to evaluate the estimates used to record and disclose the effects of the Tax Act.
Effective January 1, 2018, the Tax Act creates a new requirement to include in U.S. income global intangible low-taxed income (GILTI) earned by controlled foreign corporations (CFCs). The GILTI must be included currently in the gross income of the CFCs’ U.S. shareholder. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). During the first quarter of 2018, we selected the period cost method in recording the tax effects of GILTI in our financial statements.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended
	March 31,
	2018	2017
Currency Translation Adjustment
Beginning balance	$(183)	$(284)
Net investment hedge amounts classified into AOCI, net of tax	(19)	—
Gain on foreign currency translation	4	36
Other comprehensive (loss)/income, net of tax	(15)	36
Ending balance	$(198)	$(248)
Pension and Other Postretirement Adjustment
Beginning balance	$(331)	$(429)
Amounts reclassified from AOCI to net earnings, net of tax (a)	1	1
Amounts classified into AOCI, net of tax	(3)	(1)
Other comprehensive income, net of tax	(2)	—
Ending balance	$(333)	$(429)
Hedging Adjustment
Beginning balance	$—	$3
Amounts reclassified from AOCI to net earnings, net of tax (b)	—	(1)
Amounts classified into AOCI, net of tax	1	(1)
Other comprehensive income/(loss), net of tax	1	(2)
Ending balance	$1	$1
Total AOCI ending balance	$(530)	$(676)

(a)	These AOCI components are included in the computation of total Pension and OPEB expense and are recorded in Non-operating income. See Note 12 for additional information.

(b)
Amounts reclassified from gain/(loss) on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and are recognized in Cost of sales. See Note 5 for additional information.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,172	$659	$(140)	$1,691
COST OF SALES	2	960	514	(140)	1,336
Gross margin	(2)	212	145	—	355
OPERATING EXPENSES
Marketing and administrative expenses	41	86	58	—	185
Science and technology expenses	—	19	4	—	23
Other expenses, net	4	9	7	—	20
Total operating expenses	45	114	69	—	228
OPERATING INCOME	(47)	98	76	—	127
Non-operating income	(2)	(1)	(1)	—	(4)
EARNINGS BEFORE INTEREST AND TAXES	(45)	99	77	—	131
Interest expense, net	20	(1)	9	—	28
EARNINGS BEFORE TAXES	(65)	100	68	—	103
Income tax expense	(30)	25	16	—	11
Equity in net earnings of subsidiaries	127	52	—	(179)	—
Equity in net earnings of affiliates	—	—	—	—	—
NET EARNINGS	92	127	52	(179)	92
Net earnings attributable to noncontrolling interests	—	—	—	—	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$92	$127	$52	$(179)	$92

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET SALES	$—	$1,094	$511	$(127)	$1,478
COST OF SALES	1	867	395	(127)	1,136
Gross margin	(1)	227	116	—	342
OPERATING EXPENSES
Marketing and administrative expenses	36	77	29	—	142
Science and technology expenses	—	17	4	—	21
Other expenses, net	(2)	10	3	—	11
Total operating expenses	34	104	36	—	174
OPERATING INCOME	(35)	123	80	—	168
Non-operating income	—	(2)	—	—	(2)
EARNINGS BEFORE INTEREST AND TAXES	(35)	125	80	—	170
Interest expense, net	23	—	3	—	26
EARNINGS BEFORE TAXES	(58)	125	77	—	144
Income tax expense	(28)	50	21	—	43
Equity in net earnings of subsidiaries	131	56	—	(187)	—
Equity in net earnings of affiliates	—	—	—	—	—
NET EARNINGS	101	131	56	(187)	101
Net earnings attributable to noncontrolling interests	—	—	—	—	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$101	$131	$56	$(187)	$101

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$92	$127	$52	$(179)	$92
Currency translation adjustment (net of tax)	(15)	1	4	(5)	(15)
Pension and other postretirement adjustment (net of tax)	(2)	(4)	(1)	5	(2)
Hedging adjustment (net of tax)	1	—	—	—	1
COMPREHENSIVE EARNINGS	76	124	55	(179)	76
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$76	$124	$55	$(179)	$76

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF COMPREHENSIVE EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
NET EARNINGS	$101	$131	$56	$(187)	$101
Currency translation adjustment (net of tax)	36	1	36	(37)	36
Pension and other postretirement adjustment (net of tax)	—	(1)	(2)	3	—
Hedging adjustment (net of tax)	(2)	—	—	—	(2)
COMPREHENSIVE EARNINGS	135	131	90	(221)	135
Comprehensive earnings attributable to noncontrolling interests	—	—	—	—	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$135	$131	$90	$(221)	$135

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

 OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2018
(in millions)

ASSETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS
Cash and cash equivalents	$—	$11	$129	$—	$140
Receivables, net	—	—	1,061	—	1,061
Due from affiliates	—	3,089	—	(3,089)	—
Inventories	—	501	442	—	943
Other current assets	24	27	33	—	84
Total current assets	24	3,628	1,665	(3,089)	2,228
Investment in subsidiaries	8,891	2,095	—	(10,986)	—
Property, plant and equipment, net	466	1,687	1,602	—	3,755
Goodwill and intangible assets, net	—	2,376	1,522	(64)	3,834
Other non-current assets	(22)	222	196	—	396
TOTAL ASSETS	$9,359	$10,008	$4,985	$(14,139)	$10,213
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts and notes payable and other current liabilities	$89	$726	$569	$—	$1,384
Due to affiliates	1,445	—	1,644	(3,089)	—
Total current liabilities	1,534	726	2,213	(3,089)	1,384
Long-term debt, net of current portion	3,489	10	263	—	3,762
Deferred income taxes	—	—	143	—	143
Other liabilities	238	381	228	(64)	783
OWENS CORNING STOCKHOLDERS’ EQUITY
Total Owens Corning stockholders’ equity	4,098	8,891	2,095	(10,986)	4,098
Noncontrolling interests	—	—	43	—	43
Total equity	4,098	8,891	2,138	(10,986)	4,141
TOTAL LIABILITIES AND EQUITY	$9,359	$10,008	$4,985	$(14,139)	$10,213

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(22)	$(123)	$55	$—	$(90)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(1)	(59)	(41)	—	(101)
Proceeds from the sale of assets or affiliates	—	—	14	—	14
Investment in subsidiaries and affiliates, net of cash acquired	—	—	(1,121)	—	(1,121)
Other	1	—	—	—	1
Net cash flow used for investing activities	—	(59)	(1,148)	—	(1,207)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	389	—	—	—	389
Proceeds from senior revolving credit and receivables securitization facilities	276	—	289	—	565
Proceeds from term loan borrowing	600	—	—	—	600
Payments on senior revolving credit and receivables securitization facilities	(155)	—	(42)	—	(197)
Dividends paid	(46)	—	—	—	(46)
Purchases of treasury stock	(111)	—	—	—	(111)
Other intercompany loans	(1,068)	191	877	—	—
Other	1	—	—	—	1
Net cash flow provided by financing activities	(114)	191	1,124	—	1,201
Effect of exchange rate changes on cash	—	—	(10)	—	(10)
Net decrease in cash, cash equivalents and restricted cash	(136)	9	21	—	(106)
Cash, cash equivalents and restricted cash at beginning of period	143	2	108	—	253
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$7	$11	$129	$—	$147

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (continued)

OWENS CORNING AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
NET CASH FLOW (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(8)	$(52)	$67	$—	$7
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	—	(52)	(15)	—	(67)
Investment in subsidiaries and affiliates, net of cash acquired	—	—	—	—	—
Other	—	—	—	—	—
Net cash flow used for investing activities	—	(52)	(15)	—	(67)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	—	—	194	—	194
Payments on senior revolving credit and receivables securitization facilities	—	—	(37)	—	(37)
Dividends paid	(45)	—	—	—	(45)
Purchases of treasury stock	(72)	—	—	—	(72)
Other intercompany loans	122	50	(172)	—	—
Other	3	—	—	—	3
Net cash flow provided by financing activities	8	50	(15)	—	43
Effect of exchange rate changes on cash	—	—	6	—	6
Net decrease in cash, cash equivalents and restricted cash	—	(54)	43	—	(11)
Cash, cash equivalents and restricted cash at beginning of period	6	55	57	—	118
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6	$1	$100	$—	$107

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
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $92 million in the first quarter of 2018, compared to $101 million in the same period of 2017. The Company reported $131 million in earnings before interest and taxes (EBIT) for the first quarter of 2018 compared to $170 million in the same period of 2017. The Company generated $152 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the first quarter of 2018 compared to $171 million in the same period of 2017. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. EBIT performance compared to the same period of 2017 increased $27 million in our Insulation segment and decreased $28 million and $11 million in our Roofing and Composites segments, respectively. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $7 million.
In our Insulation segment, EBIT in the first quarter of 2018 was $32 million compared to $5 million in the same period of 2017, primarily due to higher selling prices and our acquisitions, partially offset by input cost inflation and higher transportation costs. In our Roofing segment, EBIT in the first quarter of 2018 was $97 million compared to $125 million in the same period in 2017, as higher selling prices were more than offset by input cost inflation and higher transportation costs. In our Composites segment, EBIT was $60 million in the first quarter of 2018 compared to $71 million in the same period of 2017, primarily due to inflation.
In the three months ended March 31, 2018, the Company's operating activities used $90 million of cash flow, compared to $7 million provided in the same period in 2017. The change was primarily driven by higher year-over-year growth of receivables and inventories in 2018.
On February 5, 2018, the Company acquired all outstanding equity of Paroc Group Oy ("Paroc"), a leading producer of mineral wool insulation for building and technical applications in Europe, for an enterprise value of approximately $1.1 billion (900 million Euro). The acquisition of Paroc expands the Company's mineral wool technology, grows its presence in the European insulation market, provides access to a variety of new end-use markets and will increase the Insulation segment's geographic sales mix outside of the U.S. and Canada. Operating results of the acquisition and a preliminary purchase price allocation have been included in the Company’s Insulation segment in the Consolidated Financial Statements.
In January 2018, the Company issued $400 million of 2048 senior notes with an annual interest rate of 4.40%. The proceeds from the senior notes, along with borrowings on a $600 million term loan commitment and the Receivables Securitization Facility, were used to fund the purchase of Paroc in February 2018.
In April 2018, the Company amended its Receivables Securitization Facility to increase the borrowing limit from $250 million to $280 million.
The Company repurchased 1.0 million shares of its common stock for $83 million in the first quarter of 2018 under a previously announced repurchase authorization. As of March 31, 2018, 6.5 million shares remained available for repurchase under the Repurchase Authorization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended March 31,
	2018	2017
Net sales	$1,691	$1,478
Gross margin	$355	$342
% of net sales	21%	23%
Marketing and administrative expenses	$185	$142
Earnings before interest and taxes	$131	$170
Interest expense, net	$28	$26
Income tax expense	$11	$43
Net earnings attributable to Owens Corning	$92	$101
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the first quarter of 2018, net sales increased $213 million compared to the same period in 2017. For the first quarter, the increase in net sales was driven by the acquisitions of Paroc in February 2018 and Pittsburgh Corning Corporation and Pittsburgh Corning Europe NV (collectively, "Pittsburgh Corning") in June 2017, higher selling prices in our Insulation and Roofing segments and the favorable impact of foreign currency translation mainly in our Composites segment.
GROSS MARGIN
In the first quarter of 2018, gross margin increased $13 million compared to the same period in 2017. For the first quarter, the increase was driven by the contribution of our acquisitions and higher selling prices, partially offset by input cost inflation and higher transportation costs in all three segments.
MARKETING AND ADMINISTRATIVE EXPENSES
Marketing and administrative expenses for the first quarter of 2018 increased $43 million compared to the same period in 2017. The increase was due to higher selling, general and administrative expenses in our Insulation segment (primarily due to our acquisitions), acquisition-related transaction and integration costs and higher general corporate expenses.
INTEREST EXPENSE, NET
First quarter 2018 interest expense, net was slightly higher as compared to the same period in 2017. While long-term debt has increased in connection with our acquisitions, the lower weighted-average borrowing rate of the new long-term debt has mitigated the increase in interest expense.
INCOME TAX EXPENSE
Income tax expense for the three months ended March 31, 2018 was $11 million. For the first quarter of 2018, the Company’s effective tax rate was 11%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2018 was primarily due to excess tax benefits related to stock compensation, the impact of higher foreign tax rates and other discrete adjustments.
In December 2017, the U.S. government enacted tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The SEC issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), providing guidance on accounting for the Tax Act. The Company has not completed the accounting for the income tax effects of the Tax Act. However, we were able to make reasonable estimates to record a provisional adjustment in the fourth quarter of 2017, which is substantially unchanged at this time. Additionally, the Company has not yet been able to make a

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

reasonable estimate of the U.S. state tax effects of the Tax Act. Therefore, no provisional adjustment has been recorded with respect to this item.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions by a range of zero to $6 million.
Income tax expense for the three months ended March 31, 2017 was $43 million. For the first quarter 2017, the Company's effective tax rate was 30%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three months ended March 31, 2017 was primarily due to the benefit of lower foreign tax rates and other discrete adjustments.
Restructuring and Acquisition-Related Costs
The Company has incurred restructuring, transaction and integration costs related to acquisitions, along with restructuring costs in connection with its global cost reduction and productivity initiatives. These costs are recorded within Corporate, Other and Eliminations. Please refer to Notes 8 and 10 of the Consolidated Financial Statements for further information on the nature of these costs.
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended March 31,
	Location	2018	2017
Restructuring costs	Cost of sales	$(7)	$—
Restructuring costs	Other expenses, net	2	—
Acquisition-related costs	Marketing and administrative expenses	(5)	(1)
Acquisition-related costs	Other expenses, net	(9)	—
Recognition of acquisition inventory fair value step-up	Cost of sales	(2)	—
Total restructuring, acquisition and integration-related costs		$(21)	$(1)

Adjusted Earnings Before Interest and Taxes
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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended March 31,
	2018	2017
Restructuring costs	$(5)	$—
Acquisition-related costs	(14)	(1)
Recognition of acquisition inventory fair value step-up	(2)	—
Total adjusting items	$(21)	$(1)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from Net earnings attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended March 31,
	2018	2017
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$92	$101
Net earnings attributable to noncontrolling interests	—	—
NET EARNINGS	92	101
Income tax expense	11	43
EARNINGS BEFORE TAXES	103	144
Interest expense, net	28	26
EARNINGS BEFORE INTEREST AND TAXES	131	170
Adjusting items from above	(21)	(1)
ADJUSTED EBIT	$152	$171
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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended March 31,
	2018	2017
Net sales	$511	$511
% change from prior year	—%	8%
EBIT	$60	$71
EBIT as a % of net sales	12%	14%
Depreciation and amortization expense	$37	$36

NET SALES

In our Composites segment, net sales in the first quarter of 2018 were flat compared to the same period in 2017. The $25 million favorable impact of translating sales denominated in foreign currencies into United States dollars was offset by lower sales volumes of about 5%. The lower sales volumes were driven, in part, by the difficult comparison against double-digit growth in the first quarter of 2017 and the timing of expected 2018 demand in the Indian wind-energy market.

EBIT

In our Composites segment, EBIT in the first quarter of 2018 decreased $11 million compared to the same period in 2017. The decrease was driven primarily by input cost inflation of $5 million. The remaining change was driven about equally by lower sales volumes and higher transportation costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. In 2018, we expect continued global industrial production growth.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended March 31,
	2018	2017
Net sales	$596	$399
% change from prior year	49%	4%
EBIT	$32	$5
EBIT as a % of net sales	5%	1%
Depreciation and amortization expense	$45	$26
NET SALES
In our Insulation segment, net sales in the first quarter of 2018 increased $197 million compared to the same period in 2017, primarily driven by the $145 million impact of our acquisitions of Paroc and Pittsburgh Corning, higher selling prices of $22 million and higher sales volumes of about 5%. The remaining change was driven by slightly favorable customer mix and the favorable impact of translating sales denominated in foreign currencies into United States dollars.
EBIT
In our Insulation segment, EBIT in the first quarter of 2018 increased by $27 million compared to the same period in 2017. The EBIT improvement was driven by higher selling prices and the $10 million impact of our acquisitions of Paroc and Pittsburgh Corning. The favorable impact of higher sales volumes and favorable manufacturing performance was more than offset by $12 million of combined input cost inflation and higher transportation costs.
DEPRECIATION AND AMORTIZATION
In our Insulation segment, depreciation and amortization expense in the first quarter of 2018 increased by $19 million compared to the same period in 2017. The change was primarily due to depreciation and amortization related to our Paroc and Pittsburgh Corning acquisitions, including $12 million of depreciation related to property, plant and equipment and $5 million related to amortization of intangible assets.
OUTLOOK
The outlook for Insulation demand is driven by new residential construction, remodeling and repair activity, commercial and industrial construction activity, increasingly stringent building codes and the growing need for energy efficiency. Demand for commercial insulation is most closely correlated to industrial production. Demand for residential insulation is most closely correlated to U.S. housing starts. During the first quarter of 2018, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was approximately 1.320 million, up from an annual average of approximately 1.240 million starts in the first quarter of 2017. The Company expects its Insulation segment to benefit from continued global industrial production growth and an overall strengthening of the U.S. housing market (including higher capacity utilization and improved pricing).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended March 31,
	2018	2017
Net sales	$642	$627
% change from prior year	2%	46%
EBIT	$97	$125
EBIT as a % of net sales	15%	20%
Depreciation and amortization expense	$12	$12
NET SALES
In our Roofing segment, net sales in the first quarter of 2018 increased by $15 million compared to the same period in 2017, primarily driven by higher selling prices of $13 million and favorable product mix, partially offset by lower sales volumes of about 2%. Lower asphalt shingle volumes were partially offset by continued growth in roofing components. Third party asphalt sales were relatively flat year-over-year.
EBIT
In our Roofing segment, EBIT in the first quarter of 2018 decreased by $28 million compared to the same period in 2017. The $22 million negative impact of input cost inflation ($13 million of which is related to asphalt) and $11 million of higher transportation costs were partially offset by the benefit of higher selling prices. The remaining change was driven by slightly lower sales volumes and EBIT on third-party asphalt sales, resulting from a lag in the timing of input cost inflation and price increases.
OUTLOOK
In our Roofing segment, we expect the factors that have driven strong margins in recent years, such as growth from new construction and remodeling demand, along with higher sales of roofing components, to continue to deliver profitability. Uncertainties that may impact our Roofing margins include demand from storm and other weather events, competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.
Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended March 31,
	2018	2017
Restructuring costs	$(5)	$—
Acquisition-related costs	(14)	(1)
Recognition of acquisition inventory fair value step-up	(2)	—
General corporate expense and other	(37)	(30)
EBIT	$(58)	$(31)
Depreciation and amortization	$15	$10

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT
In Corporate, Other and Eliminations, EBIT losses for the first quarter of 2018 were higher by $27 million compared to the same period in 2017. For the first quarter, the increase was primarily due to higher acquisition-related costs and higher general corporate expense. See details of these costs in the table above and further explained in both the Restructuring and Acquisition-Related Costs paragraph of MD&A and Note 10 of the Consolidated Financial Statements.
General corporate expense and other for the first quarter of 2018 was higher by $7 million compared to the same period in 2017, primarily driven by increased general corporate expenses.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization in the first quarter of 2018 was higher by $5 million compared to the same period in 2017, primarily due to accelerated depreciation recorded in 2018 related to our restructuring actions.
OUTLOOK
In 2018, we expect general corporate expenses to range between $140 million and $150 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary external sources of liquidity are its Senior Revolving Credit Facility, its Receivables Securitization Facility and its term loan borrowing.
The Company has an $800 million Senior Revolving Credit Facility that has been amended from time to time, which matures in November 2020 and permits incremental term loans under the facility of up to $600 million.
The Company has a $280 million Receivables Securitization Facility that has been amended from time to time, which matures in May 2020. The facility was most recently amended in April 2018 to increase the borrowing limit from $250 million to $280 million. No other significant terms impacting liquidity were amended.
The Company obtained two term loan commitments on October 27, 2017 for $300 million and $600 million, respectively, (collectively, the "Term Loan Commitments"), separate from the $600 million of allowable incremental term loans under the Senior Revolving Credit Facility. The Company entered into the Term Loan Commitments, in part, to pay a portion of the purchase price of the Paroc acquisition. Please refer to the paragraph below for further information on the $600 million term loan borrowing in the first quarter of 2018. The $600 million term loan borrowing (the "Term Loan Borrowing") requires full repayment of borrowings in February 2021. On February 12, 2018, the Company voluntarily reduced the entire $300 million term loan commitment, thus eliminating the availability of credit under the facility.
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	As of March 31, 2018
	Term Loan Borrowing	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$600	$800	$250
Collateral capacity limitation on availability	n/a	n/a	—
Outstanding borrowings	600	121	247
Outstanding letters of credit	n/a	9	3
Availability on facility	$—	$670	$—

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company issued $400 million of 2048 senior notes on January 25, 2018. Interest on these notes is payable semiannually in arrears on January 30 and July 30 each year, beginning on July 30, 2018. The proceeds from the 2048 senior notes, along with borrowings on a $600 million term loan commitment and the Receivables Securitization Facility, were used to fund the purchase of Paroc in the first quarter of 2018.
The Company has no significant debt maturities of senior notes before 2022, and both our Senior Revolving Credit Facility and Receivables Securitization Facility mature in 2020. The Company also has a $600 million term loan borrowing that must be repaid by 2021. As of March 31, 2018, the Company had $3.8 billion of total debt and cash and cash equivalents of $140 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of March 31, 2018, and December 31, 2017, the Company had $127 million and $101 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company's analysis whether to change its indefinite reinvestment assertion on account of the Tax Act is incomplete. Therefore, we continue to assert indefinite reinvestment in accordance with ASC 740 based on the laws prior to enactment of the Tax Act and do not provide for foreign withholding taxes on the undistributed earnings of our foreign subsidiaries.
As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to page 13 of the Risk Factors disclosed in Item 1A of the Company's Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K") for details on the factors that could inhibit our subsidiaries' ability to pay dividends or make other distributions to the parent company.
We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our Senior Revolving Credit Facility and Receivables Securitization Facility, will provide ample liquidity to enable us to meet our cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations, payments of quarterly dividends as authorized by our Board of Directors, acquisitions and reducing outstanding amounts under the Senior Revolving Credit Facility, Receivables Securitization Facility and term loan borrowing.
We have outstanding share repurchase authorizations and will evaluate and consider repurchasing shares of our common stock, as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity or generate proceeds.
The credit agreements applicable to our Senior Revolving Credit Facility and the Receivables Securitization Facility contain various covenants that we believe are usual and customary. The Senior Revolving Credit Facility and the Receivables Securitization Facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of March 31, 2018.
Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$140	$101
Net cash flow (used for) provided by operating activities	$(90)	$7
Net cash flow used for investing activities	$(1,207)	$(67)
Net cash flow provided by financing activities	$1,201	$43
Availability on the Senior Revolving Credit Facility	$670	$791
Availability on the Receivables Securitization Facility	$—	$90
Operating activities: For the three months ended March 31, 2018, the Company's operating activities used $90 million of cash compared to $7 million provided in the same period in 2017. The change in cash (used for) provided by operating activities was primarily due to a larger increase in operating assets and liabilities (mainly receivables and inventories) in 2018 compared to the same period of 2017.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing activities: Net cash flow used for investing activities increased $1,140 million for the three months ended March 31, 2018 compared to the same period of 2017, primarily driven by higher spending on acquisitions year-over-year.
Financing activities: Net cash provided by financing activities was $1,201 million for the three months ended March 31, 2018, compared to $43 million in the same period in 2017. The change of $1,158 million was primarily due to higher long-term debt inflows to fund the purchase of Paroc in the first quarter of 2018 (see Note 11 of the Consolidated Financial Statements and the Liquidity section above for further discussion of activities related to debt).
2018 Investments
Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2018 are expected to be approximately $500 million, which is roughly $50 million greater than expected depreciation and amortization. Capital spending in excess of depreciation and amortization is primarily due to the remaining spending for our Composites expansion in India and growth projects in our Roofing and Insulation segments, including the construction of a Paroc mineral wool insulation manufacturing line in Poland that was in progress at the date of the acquisition. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.
Tax Net Operating Losses and U.S Foreign Tax Credits
There have been no material changes to the disclosure in our 2017 Form 10-K. We are continuing to evaluate the estimates used to record and disclose the effects of the Tax Act.
Pension Contributions
Please refer to Note 12 of the Consolidated Financial Statements. The Company expects to contribute $63 million in cash to its global pension plans during 2018. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.
Derivatives
Please refer to Note 5 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Notes 1, 5 and 11 of the Consolidated Financial Statements.
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the three months ended March 31, 2018, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended March 31, 2018, our RIR was 0.46 as compared to 0.49 in the same period a year ago.
ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1 of the Consolidated Financial Statements.

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
All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in Item 1A - Risk factors in Part I of our 2017 Form 10-K. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the three months ended March 31, 2018. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2017 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Information required by this item is incorporated by reference to Note 13, Contingent Liabilities and Other Matters.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s 2017 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2018	102,917		$93.91	99,900	7,394,076
February 1-28, 2018	528,565		88.73	179,900	7,214,176
March 1-31, 2018	723,381		80.66	722,900	6,491,276
Total	1,354,863	*	$84.81	1,002,700	6,491,276

*	The Company retained an aggregate of 352,163 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.0 million shares of its common stock for $83 million during the three months ended March 31, 2018 under the Repurchase Authorization. As of March 31, 2018, 6.5 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
Submission of Matters to a Vote of Security Holders.
At the 2018 Annual Meeting of Stockholders of the Company held on April 19, 2018, the Company's stockholders cast their votes as described below on three proposals described in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on March 15, 2018.

Proposal 1
The following directors were elected to serve until the 2019 Annual Meeting of Stockholders and until their successors are elected and qualified pursuant to the following vote:

Name	Votes For	Votes Against	Abstentions	Broker Non-Votes
Cesar Conde	90,255,895	472,157	34,407	7,174,949
Adrienne D. Elsner	90,264,115	461,800	36,544	7,174,949
J. Brian Ferguson	90,187,858	550,001	24,600	7,174,949
Ralph F. Hake	89,102,493	1,629,883	30,083	7,174,949
Edward F. Lonergan	90,103,330	628,707	30,422	7,174,949
Maryann T. Mannen	90,289,395	444,106	28,958	7,174,949
W. Howard Morris	89,736,582	994,139	31,738	7,174,949
Suzanne P. Nimocks	89,489,483	1,245,319	27,657	7,174,949
Michael H. Thaman	86,443,353	3,767,469	551,637	7,174,949
John D. Williams	89,751,169	980,207	31,083	7,174,949
Proposal 2
Company stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2018 pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
95,509,554	2,357,371	70,483	—
Proposal 3
Company stockholders approved, on an advisory basis, the 2017 compensation paid to the Company’s named executive officers pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
84,325,854	6,310,772	125,833	7,174,949

ITEM 6.    EXHIBITS

Exhibit Number	Description
2.1
Amendment Agreement, dated February 2, 2018 related to the Purchase Agreement, dated October 27, 2017, by and among Owens Corning Finland Oy, Parry Investment S.A. and the individuals party thereto (filed herewith).

4.1
Tenth Supplemental Indenture, dated as of January 25, 2018, by and among Owens Corning, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed January 25, 2018).

4.2	Form of 4.400% Senior Notes due 2048 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed January 25, 2018.

10.1	First Amendment, dated April 12, 2018 related to the Second Amended and Restated Receivables Purchase Agreement, dated as of May 5, 2017 (filed herewith).

10.2	Form of Owens Corning 2018 Long Term Incentive Program Award Agreement for Performance Share Units (filed herewith).

10.3	Form of Owens Corning 2018 Long Term Incentive Program Award Agreement for Restricted Stock (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	April 25, 2018	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer

Date:	April 25, 2018	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller