Form 10-Q
period 2018-06-30
Owens Corning
filed 2018-07-25
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
Yes ☐             No ☑
As of July 17, 2018, 110,913,833 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET SALES	$1,824	$1,597	$3,515	$3,075
COST OF SALES	1,406	1,189	2,742	2,325
Gross margin	418	408	773	750
OPERATING EXPENSES
Marketing and administrative expenses	187	155	372	297
Science and technology expenses	22	21	45	42
Other expenses, net	6	13	26	24
Total operating expenses	215	189	443	363
OPERATING INCOME	203	219	330	387
Non-operating (income) expense	(3)	29	(7)	27
EARNINGS BEFORE INTEREST AND TAXES	206	190	337	360
Interest expense, net	33	27	61	53
EARNINGS BEFORE TAXES	173	163	276	307
Income tax expense	49	67	60	110
Equity in net loss of affiliates	(2)	—	(2)	—
NET EARNINGS	122	96	214	197
Net earnings attributable to noncontrolling interests	1	—	1	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$121	$96	$213	$197
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$1.09	$0.86	$1.92	$1.76
Diluted	$1.08	$0.85	$1.90	$1.74
Dividend	$0.21	$0.20	$0.42	$0.40
WEIGHTED AVERAGE COMMON SHARES
Basic	110.9	111.6	111.2	112.0
Diluted	111.9	113.1	112.2	113.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET EARNINGS	$122	$96	$214	$197
Currency translation adjustment (net of tax of $(6) and $6 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $6 for the six months ended June 30, 2018 and 2017, respectively)	(74)	29	(89)	65
Pension and other postretirement adjustment (net of tax of $0 and $(7) for the three months ended June 30, 2018 and 2017, respectively, and $(2) and $(8) for the six months ended June 30, 2018 and 2017, respectively)	4	14	2	14
Hedging adjustment (net of tax of $0 and $1 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $2 for the six months ended June 30, 2018 and 2017, respectively)	—	(1)	1	(3)
COMPREHENSIVE EARNINGS	52	138	128	273
Comprehensive earnings attributable to noncontrolling interests	1	—	1	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$51	$138	$127	$273

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	June 30, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$149	$246
Receivables, less allowances of $19 at June 30, 2018 and $19 at December 31, 2017	948	806
Inventories	984	841
Assets held for sale	5	12
Other current assets	114	80
Total current assets	2,200	1,985
Property, plant and equipment, net	3,722	3,425
Goodwill	1,968	1,507
Intangible assets, net	1,811	1,360
Deferred income taxes	115	144
Other non-current assets	234	211
TOTAL ASSETS	$10,050	$8,632
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,376	$1,277
Short-term debt	1	1
Long-term debt – current portion	4	4
Total current liabilities	1,381	1,282
Long-term debt, net of current portion	3,636	2,405
Pension plan liability	249	256
Other employee benefits liability	219	225
Deferred income taxes	127	37
Other liabilities	271	223
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,009	4,011
Accumulated earnings	1,729	1,575
Accumulated other comprehensive deficit	(600)	(514)
Cost of common stock in treasury (c)	(1,013)	(911)
Total Owens Corning stockholders’ equity	4,126	4,162
Noncontrolling interests	41	42
Total equity	4,167	4,204
TOTAL LIABILITIES AND EQUITY	$10,050	$8,632

(a)	10 shares authorized; none issued or outstanding at June 30, 2018 and December 31, 2017

(b)	400 shares authorized; 135.5 issued and 110.9 outstanding at June 30, 2018; 135.5 issued and 111.5 outstanding at December 31, 2017

(c)	24.6 shares at June 30, 2018, and 24.0 shares at December 31, 2017
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2018	2017
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$214	$197
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	216	168
Deferred income taxes	33	73
Provision for pension and other employee benefits liabilities	—	35
Stock-based compensation expense	22	20
Other non-cash	(3)	6
Changes in operating assets and liabilities	(159)	(74)
Pension fund contributions	(7)	(16)
Payments for other employee benefits liabilities	(10)	(9)
Other	—	(8)
Net cash flow provided by operating activities	306	392
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(304)	(170)
Proceeds from the sale of assets or affiliates	14	3
Investment in subsidiaries and affiliates, net of cash acquired	(1,143)	(561)
Other	3	3
Net cash flow used for investing activities	(1,430)	(725)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	389	588
Proceeds from senior revolving credit and receivables securitization facilities	958	337
Payments on senior revolving credit and receivables securitization facilities	(700)	(337)
Proceeds from term loan borrowing	600	—
Payments on term loan borrowing	(15)	—
Dividends paid	(46)	(45)
Purchases of treasury stock	(136)	(134)
Other	1	3
Net cash flow provided by financing activities	1,051	412
Effect of exchange rate changes on cash	(24)	9
Net (decrease) increase in cash, cash equivalents and restricted cash	(97)	88
Cash, cash equivalents and restricted cash at beginning of period	253	118
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$156	$206

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
Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $7 million, $7 million, $7 million and $6 million as of June 30, 2018, December 31, 2017, June 30, 2017 and December 31, 2016, respectively. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, and is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

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

January 1, 2018
The adoption of this standard did not have a material effect on our Consolidated Financial Statements for the three and six months ended June 30, 2018. The standard's retrospective adoption, though, will result in a full-year $60 million reclassification of non-service costs from various financial statement lines to non-operating expense, primarily related to pension settlement losses that were recorded in the second and fourth quarters of 2017 (as described in Note 13 of our 2017 Form 10-K). Please refer to Note 12 of the Consolidated Financial Statements for additional detail on this adoption.

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

January 1, 2018
The early adoption of this standard did not have a material impact on our Consolidated Financial Statements. Please refer to Note 5 of the Consolidated Financial Statements for additional detail on this adoption.

Recently issued standards:
ASU 2016-02 "Leases (Topic 842)," as amended by ASU 2017-13, 2018-01 and 2018-10, and potentially subject to change through the "Targeted Improvements" Proposed ASU exposure draft released on January 5, 2018.

The standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The recognition and presentation of expenses will depend on classification as a finance or operating lease. Entities will adopt this standard through a retrospective approach with certain practical expedients available, the extent to which will be affected by the proposed ASU draft.
January 1, 2019
We are currently assessing the potential impact of this standard adoption on our financial reporting processes and disclosures. We believe that our adoption of the standard will likely have a material impact to our Consolidated Balance Sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities. (Our operating lease obligations are described in Note 8 of our 2017 Form 10-K.) We are in the process of analyzing our lease portfolio, implementing systems, developing processes and finalizing our accounting policies to comply with the standard's retrospective adoption requirements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reportable Segments
Composites	$541	$537	$1,052	$1,048
Insulation	682	439	1,278	838
Roofing	659	684	1,301	1,311
Total reportable segments	1,882	1,660	3,631	3,197
Corporate eliminations	(58)	(63)	(116)	(122)
NET SALES	$1,824	$1,597	$3,515	$3,075

External Customer Sales by Geographic Region
United States	$1,189	$1,139	$2,317	$2,190
Europe	326	147	605	287
Asia-Pacific	176	185	318	338
Rest of world	133	126	275	260
NET SALES	$1,824	$1,597	$3,515	$3,075

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reportable Segments
Composites	$71	$84	$131	$155
Insulation	49	29	81	34
Roofing	127	155	224	280
Total reportable segments	247	268	436	469
Restructuring costs	(7)	(29)	(12)	(29)
Acquisition-related costs	(1)	(10)	(15)	(11)
Recognition of acquisition inventory fair value step-up	—	—	(2)	—
Litigation settlement gain, net of legal fees	—	29	—	29
Pension settlement losses	—	(30)	—	(30)
General corporate expense and other	(33)	(38)	(70)	(68)
Total corporate, other and eliminations	(41)	(78)	(99)	(109)
EBIT	$206	$190	$337	$360

3.    REVENUE

ASU 2014-09 Adoption
On January 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and the related amendments (collectively, "ASC 606"). We used the modified retrospective method of adoption, in which the cumulative effect of initially applying the new standard to existing contracts (as of January 1, 2018) was recorded as a $2 million decrease to the January 1, 2018 opening balance of Accumulated earnings. The effect of this adoption was immaterial to our Consolidated Financial Statements, and we do not expect a material effect to our Consolidated Financial Statements on an ongoing basis. Under the modified-retrospective method of adoption, the comparative information in the Consolidated Financial Statements has not been revised and continues to be reported under the previously applicable revenue accounting guidance ("ASC 605"). If ASC 605 had been applied to the first six months of 2018, Inventories and Accumulated earnings would have been $2 million higher on the Consolidated Balance Sheet with no effect to the Consolidated Statements of Earnings.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.    REVENUE (continued)

We recognize revenue as the amount of consideration that we expect to receive in exchange for transferring promised goods or services to customers. We do not adjust the transaction price for the effects of a significant financing component, as the time period between control transfer of goods and services and expected payment is one year or less. At the time of sale, we estimate provisions for different forms of variable consideration (discounts, rebates, returns and other refund liabilities) based on historical experience, current conditions and contractual obligations, as applicable. The estimated transaction price is typically not subject to significant reversals. We adjust these estimates when the most likely amount of consideration we expect to receive changes, although these changes are typically minor. During the three and six months ended June 30, 2018, the adjustments related to performance obligations satisfied in previous periods were immaterial. Sales, value-added and other similar taxes that we collect are excluded from revenue.
Disaggregated Revenue
The following table shows a disaggregation of Net sales (in millions):

	For the three months ended June 30, 2018
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$75	$226	$578	$(54)	$825
U.S. commercial and industrial	156	160	50	(2)	364
Europe	156	166	4	—	326
Asia-Pacific	122	51	3	—	176
Rest of world	32	79	24	(2)	133
NET SALES	$541	$682	$659	$(58)	$1,824

	For the six months ended June 30, 2018
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$151	$448	$1,137	$(107)	$1,629
U.S. commercial and industrial	295	307	89	(3)	688
Europe	313	285	7	—	605
Asia-Pacific	228	84	7	(1)	318
Rest of world	65	154	61	(5)	275
NET SALES	$1,052	$1,278	$1,301	$(116)	$3,515

Please refer to Note 2 and Item 1 of our 2017 Form 10-K for further information on our three reportable segments (Composites, Insulation and Roofing). Our contracts with customers are broadly similar in nature throughout our reportable segments, but the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic and end-market economic factors.
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
We sell separately-priced warranties that extend certain product and workmanship coverages beyond our standard product warranty, which is described in Note 9. The up-front consideration on extended warranty contracts is deferred and recognized as revenue over time, based on the respective coverage period, ranging from 16 to 20 years. On an annual basis, we expect to recognize approximately $2 million of revenue associated with these extended warranty contracts. Additionally, in certain limited cases, we receive consideration before goods or services are transferred to the customer. These customer down payments and deposits are deferred, and typically recognized as revenue in the following quarter when we satisfy the related performance obligations.
As of January 1, 2018, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $46 million, of which $13 million was recognized as revenue in the first six months of 2018. As of June 30, 2018, our contract liability balances totaled $52 million.
As a practical expedient, we recognize incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. We do not have any costs to obtain or fulfill a contract that are capitalized under ASC 606.

4.    INVENTORIES
Inventories consist of the following (in millions):

	June 30, 2018	December 31, 2017
Finished goods	$664	$562
Materials and supplies	320	279
Total inventories	$984	$841

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2018 and December 31, 2017, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
During the first quarter of 2018, the Company early adopted ASU 2017-12, "Derivatives and Hedging (Topic 815)," which was issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and to make certain targeted improvements to simplify the application of previously applicable hedge accounting guidance. This adoption did not have a material effect on our Consolidated Financial Statements, and did not result in any cumulative adjustment to equity as of the date of adoption. Please refer to the Cash Flow Hedges and Net Investment Hedges paragraphs below for further information.

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
The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	June 30, 2018	December 31, 2017
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other current assets	$8	$7
Cash flow hedges:
Natural gas forward swaps	Other current assets	$2	$1
Foreign exchange forward contracts	Other current assets	$1	$—
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$36	$38
Cash flow hedges:
Natural gas forward swaps	Accounts payable and accrued liabilities	$—	$1
Foreign exchange forward contracts	Accounts payable and accrued liabilities	$1	$—
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$38	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Accounts payable and accrued liabilities	$3	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2018	2017	2018	2017
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of gain reclassified from AOCI (as defined below) into earnings	Cost of sales	$—	$(1)	$—	$(2)
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$(3)	$—	$(6)	$—
Interest rate swap fair value hedge:
Amount of loss recognized in earnings	Interest expense, net	$1	$1	$1	$1
Derivative activity not designated as hedging instruments:
Natural gas:
Amount of loss recognized in earnings	Other expenses, net	$—	$1	$—	$1
Foreign currency:
Amount of (gain)/loss recognized in earnings (a)	Other expenses, net	$(40)	$4	$(44)	$4

(a)
(Gains)/losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expenses, net. Please refer to the "Other Derivatives" section below for additional detail.

Consolidated Statements of Comprehensive Earnings Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (in millions):

		Amount of (Gain) Loss Recognized in Comprehensive Earnings
Hedging Type	Derivative Financial Instrument	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net investment hedge	Cross-currency swaps	$(26)	$(1)
Cash flow hedge	Natural gas forward swaps	$(1)	$(2)
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. The Company's policy for electricity exposure is to hedge up to 75% of its total forecasted exposure for the current calendar year and up to 65% of its total forecasted exposure for the first calendar year forward. The Company’s policy for natural gas exposure is to hedge up to 75% of its total forecasted exposure for the next three months and up to 60% of its total forecasted exposure for the following three months, and lesser amounts for the remaining periods. Based on market conditions, approved variation from these standard policies may occur. Currently, the Company is managing risk associated with electricity prices only through physical contracts and has natural gas derivatives designated as

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

hedging instruments that mature within 15 months. As of June 30, 2018, the notional amounts of these natural gas forward swaps was 3 MMBtu (or MMBtu equivalent) based on U.S. and European indices.
As of June 30, 2018, the Company had notional amounts of $18 million for derivative financial instruments designated as cash flow hedges for foreign currency exposures in Polish Zloty primarily related to European Euro, and also $18 million for exposures in Swedish Krona primarily related to European Euro.
The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contracts and the underlying items being hedged. The change in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income (deficit) ("AOCI") and is subsequently recognized in Cost of sales (for commodity and foreign currency cash flow hedges) on the Consolidated Statements of Earnings in order to mirror the location of the hedged items impacting earnings. Cash settlements for commodity and foreign currency hedges qualifying as cash flow hedges are included in Other operating activities in the Consolidated Statements of Cash Flows.
As of June 30, 2018, $1 million of gains included in AOCI on the Consolidated Balance Sheet relate to natural gas and foreign currency forward contracts that are expected to impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.
Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). The Company uses cross-currency forward contracts to hedge a portion of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. As of June 30, 2018, the notional amount of these derivative financial instruments was $516 million related to the U.S Dollar and European Euro.
In the first quarter of 2018, we redesignated these derivative financial instruments that qualify as hedges of net investments in foreign operations using the spot method. The changes in fair values of these derivative instruments are recognized in Currency translation adjustment (a component of AOCI), with recognition of the excluded components amortized to Interest expense, net on the Consolidated Statements of Earnings. For the first six months of 2018, the difference between the change in fair value of the excluded components and the amounts recognized to earnings was a $17 million increase to the net fair value liability. Prior to our first quarter 2018 adoption of ASU 2017-12, all settlements and changes in fair values of these derivative instruments were recognized in Currency translation adjustment (a component of AOCI), and there has been no ineffectiveness on these hedging relationships. Cash settlements are included in Other investing activities in the Consolidated Statements of Cash Flows.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of June 30, 2018, the Company had notional amounts of $763 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, European Euro, Indian Rupee, Japanese Yen, and South Korean Won. The growth in notional amounts (as compared to $109 million at December 31, 2017) was primarily related to new derivative financial instruments used to hedge increased European Euro balance sheet exposures following our acquisition of Paroc Group Oy ("Paroc"). In addition, the Company had notional amounts of $157 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Russian Ruble, Polish Zloty and Swedish Krona.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

June 30, 2018	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20	$559	$(124)	$435
Technology	17	323	(124)	199
Other	15	58	(28)	30
Indefinite-lived intangible assets:
Trademarks		1,147	—	1,147
Total intangible assets		$2,087	$(276)	$1,811
Goodwill		$1,968

December 31, 2017	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20	$363	$(109)	$254
Technology	18	255	(116)	139
Other	8	47	(26)	21
Indefinite-lived intangible assets:
Trademarks		946	—	946
Total intangible assets		$1,611	$(251)	$1,360
Goodwill		$1,507
Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first six months of 2018. The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2017	$58	$1,049	$400	$1,507
Acquisitions (see Note 8)	—	505	—	505
Foreign currency translation	(1)	(41)	(2)	(44)
Balance at June 30, 2018	$57	$1,513	$398	$1,968

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Other Intangible Assets
The Other category below primarily includes franchise agreements and quarry and emission rights. The changes in the gross carrying amount of intangible assets by asset group are as follows (in millions):

	Customer Relationships	Technology	Trademarks	Other	Total
Balance at December 31, 2017	$363	$255	$946	$47	$1,611
Acquisitions (see Note 8)	215	73	213	7	508
Other additions, net	—	—	—	4	4
Foreign currency translation	(19)	(5)	(12)	—	(36)
Balance at June 30, 2018	$559	$323	$1,147	$58	$2,087
The estimated amortization expense for intangible assets for the next five years is as follows (in millions):

Period	Amortization (a)
2019	$51
2020	$51
2021	$50
2022	$46
2023	$43

(a)
The yearly amortization amounts in the table above include approximately $24 million of aggregate amortization expense related to the purchase price allocation of the acquisition of Pittsburgh Corning Corporation and Pittsburgh Corning Europe NV (collectively, "Pittsburgh Corning") and the preliminary purchase price allocation of the Paroc acquisition. See Note 8 for more details of these acquisitions.

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	June 30, 2018	December 31, 2017
Land	$257	$251
Buildings and leasehold improvements	1,025	944
Machinery and equipment	4,395	4,211
Construction in progress	488	350
	6,165	5,756
Accumulated depreciation	(2,443)	(2,331)
Property, plant and equipment, net	$3,722	$3,425
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 12% of total machinery and equipment as of June 30, 2018 and December 31, 2017. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.    ACQUISITIONS

During the first six months of 2018, the Company completed acquisitions with an aggregate purchase price of $1,147 million, net of cash acquired.

Paroc Acquisition

On February 5, 2018, the Company acquired all the outstanding equity of Paroc, a leading producer of mineral wool insulation for building and technical applications in Europe, for approximately $1,121 million (approximately 900 million Euro), net of cash acquired. The acquisition of Paroc expands the Company's mineral wool technology, grows its presence in the European insulation market, provides access to a variety of new end-use markets and will increase the Insulation segment's geographic sales mix outside of the U.S. and Canada. Paroc's operating results and a preliminary purchase price allocation have been included in the Company’s Insulation segment within the Consolidated Financial Statements. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities. During the quarter ended June 30, 2018, the Company recorded certain immaterial measurement period adjustments to the purchase price allocation which are reflected in the value of goodwill noted below.

The following table details the identifiable indefinite and definite-lived intangible assets acquired, their preliminary fair values and estimated weighted average useful lives (in millions):

Type of Intangible Asset	Preliminary Fair Value	Weighted Average Useful Life
Customer relationships	$215	20
Technology - Know-how	61	15
Technology - Patented	12	5
Quarry Rights	7	45
Trademarks	213	Indefinite
Total	$508
During the first six months of 2018, the Consolidated Statements of Earnings included $215 million in Net sales attributable to the acquisition and a $2 million charge related to inventory fair value step-up in Cost of Sales. The acquisition also included Property, plant and equipment, net with a fair value of approximately $306 million and deferred tax liabilities of $99 million. Goodwill has been initially valued at approximately $486 million, with none of the amount expected to be tax-deductible. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The Company has not yet assigned the goodwill acquired to a reporting unit. The acquisition also included cash of approximately $17 million. The Company expects to complete its valuations no later than one year from the acquisition date and adjustments will continue to be made to the fair value of the identifiable assets acquired and liabilities assumed. Those adjustments may or may not be material. The pro forma effect of this acquisition on Net sales and Net earnings attributable to Owens Corning was immaterial.

Pittsburgh Corning Acquisition
On June 27, 2017, the Company acquired all the outstanding equity of Pittsburgh Corning Corporation and Pittsburgh Corning Europe NV (collectively, "Pittsburgh Corning"), the world’s leading producer of cellular glass insulation systems for commercial and industrial markets, for approximately $563 million, net of cash acquired. This acquisition expands the Company’s position in commercial and industrial product offerings and grows its presence in Europe and Asia. Pittsburgh Corning's operating results since the date of acquisition and purchase price allocation have been included in the Company's Insulation segment in the Consolidated Financial Statements.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.     ACQUISITIONS (continued)

The following table details the identifiable indefinite and definite-lived intangible assets, their fair values and estimated weighted average useful lives (in millions):

Type of Intangible Asset	Fair Value	Weighted Average Useful Life
Customer relationships	$107	19
Technology	37	15
Trademarks	101	Indefinite
Total	$245

During the six months ended June 30, 2018, the Consolidated Statements of Earnings included $128 million in Net sales attributable to the Pittsburgh Corning acquisition (related to the one-year post-acquisition period). Goodwill has been valued at approximately $155 million, with none of the amount expected to be tax-deductible. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The acquisition also included cash of approximately $52 million. The pro forma effect of this acquisition on Net sales and Net earnings attributable to Owens Corning was not material.

9. WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 3 for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

Six Months Ended June 30, 2018
Beginning balance	$55
Amounts accrued for current year	11
Settlements of warranty claims	(6)
Ending balance	$60

10.    RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

Acquisition-Related Costs
During the first six months of 2018, the Company incurred $15 million of transaction and integration costs related to its announced acquisitions. Please refer to Note 8 of the Consolidated Financial Statements for further information on these acquisitions. These costs are recorded within Corporate, Other and Eliminations. See the Restructuring Costs paragraph below for detail on additional costs related to these acquisitions. The following table presents the impact and respective location of acquisition-related costs for the first six months of 2018 on the Consolidated Statements of Earnings (in millions):

Location	Paroc Acquisition	Pittsburgh Corning Acquisition	Total
Marketing and administrative expenses	$5	$1	$6
Other expenses, net	9	—	9
Total acquisition-related costs	$14	$1	$15

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	RESTRUCTURING AND ACQUISITION-RELATED COSTS (continued)

Restructuring Costs

Pittsburgh Corning Acquisition-Related Restructuring
Following the acquisition of Pittsburgh Corning into the Company's Insulation segment, the Company took actions to realize expected synergies from the newly acquired operations. During the first six months of 2018, the Company recorded $1 million of accelerated depreciation related to these actions. The Company expects to incur an immaterial amount of incremental costs in the remainder of 2018 related to these actions.

2017 Cost Reduction Actions
During the second quarter of 2017, the Company took actions to avoid future capital outlays and reduce costs in its Composites segment, mainly through decisions to close certain sub-scale manufacturing facilities in Asia Pacific (including Doudian, Peoples Republic of China and Thimmapur, India) and North America (Mexico City, Mexico and Brunswick, Maine) and to reposition assets in its Chambery, France operation. During the first six months of 2018, the Company recorded $11 million of charges, comprised of $2 million of severance, $7 million of accelerated depreciation and $2 million from exit activities associated with these actions. The Company expects to recognize approximately $10 million of incremental costs in 2018.

Consolidated Statements of Earnings Classification
The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings, which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Type of cost	Location	2018	2017	2018	2017
Accelerated depreciation	Cost of sales	$3	$2	$8	$2
Other exit costs	Cost of sales	2	2	4	2
Severance	Other expenses, net	1	25	2	25
Other exit costs/(gains)	Other expenses, net	1	—	(2)	—
Total restructuring costs		$7	$29	$12	$29

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activity (in millions):

	2017 Cost Reduction Actions	Pittsburgh Corning Acquisition-Related Restructuring	Total
Balance at December 31, 2017	$11	$9	$20
Restructuring costs	11	1	12
Payments	(10)	(2)	(12)
Non-cash items and reclassifications to other accounts	(5)	(1)	(6)
Balance at June 30, 2018	$7	$7	$14
Cumulative charges incurred	$40	$18	$58

As of June 30, 2018, the remaining liability balance is comprised of $14 million of severance, inclusive of $2 million of non-current severance and $12 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.20% senior notes, net of discount and financing fees, due 2022	$597	101%	$597	105%
4.20% senior notes, net of discount and financing fees, due 2024	393	100%	392	105%
3.40% senior notes, net of discount and financing fees, due 2026	395	91%	395	98%
7.00% senior notes, net of discount and financing fees, due 2036	400	116%	400	132%
4.30% senior notes, net of discount and financing fees, due 2047	588	82%	588	99%
4.40% senior notes, net of discount and financing fees, due 2048	389	83%	—	n/a
Receivables securitization facility, maturing in 2020 (a)	258	100%	—	n/a
Various capital leases, due through and beyond 2050 (a)	29	100%	31	100%
Term loan borrowing, maturing in 2021 (a)	585	100%	—	n/a
Unamortized interest rate swap basis adjustment	6	n/a	6	n/a
Total long-term debt	3,640	n/a	2,409	n/a
Less – current portion (a)	4	100%	4	100%
Long-term debt, net of current portion	$3,636	n/a	$2,405	n/a

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
The Company issued $600 million of 2047 senior notes on June 26, 2017. Interest on the notes is payable semiannually in arrears on January 15 and July 15 each year, beginning on January 15, 2018. A portion of the proceeds from these notes was used to fund the purchase of Pittsburgh Corning in 2017 and for general corporate purposes. The remaining proceeds were used to repay $144 million of our 2019 senior notes and $140 million of our 2036 senior notes.
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

In May 2018, the Company entered into a new agreement covering our Senior Revolving Credit Facility. This new agreement, among other things, removed all subsidiaries of the Company as guarantors under our Senior Revolving Credit Facility, unless certain conditions precedent are met that do not exist at this time, and had the effect of removing the guarantees of such subsidiaries under our Senior Notes. In addition, we elected to amend our Registration Statement on Form S-3 to eliminate the guarantees of our Senior Notes as registered securities.
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2018.
In the first quarter of 2016, the Company terminated interest rate swaps designated to hedge a portion of the 4.20% senior notes due 2022. The residual fair value of the swaps is recognized in Long-term debt, net of current portion on the Consolidated Balance Sheets as an unamortized interest rate swap basis adjustment.
Senior Revolving Credit Facility
The Company has an $800 million Senior Revolving Credit Facility with a maturity date in May 2023. In May 2018, the Company entered into a new agreement to extend its maturity to May 2023 and remove all subsidiaries of the Company as guarantors under the Senior Revolving Credit Facility, unless certain conditions precedent are met that do not exist at this time. The Senior Revolving Credit Facility includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate, federal funds rate plus a spread or LIBOR plus a spread.
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of June 30, 2018. Please refer to the Credit Facility Utilization paragraph below for liquidity information as of June 30, 2018.
Term Loan Commitments
The Company obtained two term loan commitments on October 27, 2017 for $300 million and $600 million, respectively, (collectively, the "Term Loan Commitments"). The Company entered into the Term Loan Commitments, in part, to pay a portion of the purchase price of the Paroc acquisition. In the first quarter of 2018, the Company borrowed on the $600 million term loan commitment, along with borrowings on the Receivables Securitization Facility and the proceeds of the 2048 senior notes, to fund the purchase of Paroc. The $600 million term loan borrowing (the "Term Loan Borrowing") requires partial quarterly principal repayments and full repayment by February 2021. On February 12, 2018, the Company voluntarily reduced the entire $300 million term loan commitment, thus eliminating the availability of credit under such commitment. On May 4, 2018, the Company amended the terms of the $600 million term loan, among other things, to provide for a reduction in the applicable margin used in the calculation of interest on the outstanding indebtedness and mirror the terms of the new Senior Revolving Credit Facility.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	DEBT (continued)

Receivables Securitization Facility
Included in long-term debt on the Consolidated Balance Sheets are borrowings outstanding under a Receivables Purchase Agreement (RPA) that are accounted for as secured borrowings in accordance with ASC 860, "Accounting for Transfers and Servicing." Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $280 million RPA with certain financial institutions. The securitization facility (the "Receivables Securitization Facility") has been amended from time to time, with a maturity date of May 2020. The facility was most recently amended in April 2018 to increase the borrowing limit from $250 million to $280 million. No other significant terms impacting liquidity were amended. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates vs. LIBOR, plus a fixed spread.
The Receivables Securitization Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of June 30, 2018. Please refer to the Credit Facility Utilization section below for liquidity information as of June 30, 2018.
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
Credit Facility Utilization
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at June 30, 2018
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	n/a	19
Outstanding borrowings	—	258
Outstanding letters of credit	9	3
Availability on facility	$791	$—
Short-Term Debt
Short-term borrowings were $1 million as of June 30, 2018 and December 31, 2017. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 5.0% and 6.7% for June 30, 2018 and December 31, 2017, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

ASU 2017-07 Adoption
On January 1, 2018, we adopted ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)." This standard requires that the other components of net benefit cost be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. These other components of net benefit cost are now presented in Non-operating (income) expense on the Consolidated Statements of Earnings. In accordance with the standard's retrospective adoption requirement, we used an allowable practical expedient that permits the use of amounts disclosed in previous pension and other postretirement benefit plan disclosures as the estimation basis for applying the retrospective presentation requirement. Please refer to the Accounting Pronouncements section of Note 1 for more details on the impact of this adoption.
The following table shows the location and impact of the adoption on certain periods of the Consolidated Statements of Earnings:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
Location	Before Adoption	Adoption Impact	After Adoption	Before Adoption	Adoption Impact	After Adoption
Cost of sales	$1,188	$1	$1,189	$2,323	$2	$2,325
Other expenses, net	$43	$(30)	$13	$53	$(29)	$24
Non-operating (income) expense	$—	$29	$29	$—	$27	$27
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
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended June 30,
	2018			2017
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$2	$3	$1	$2	$3
Interest cost	8	4	12	10	5	15
Expected return on plan assets	(13)	(4)	(17)	(15)	(7)	(22)
Amortization of actuarial loss	3	—	3	4	2	6
Settlement loss	—	—	—	—	30	30
Net periodic pension (gain)/cost	$(1)	$2	$1	$—	$32	$32

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

	Six Months Ended June 30,
	2018			2017
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$3	$3	$6	$3	$3	$6
Interest cost	17	7	24	20	8	28
Expected return on plan assets	(27)	(9)	(36)	(29)	(12)	(41)
Amortization of actuarial loss	6	1	7	7	3	10
Settlement losses	—	—	—	—	30	30
Net periodic pension (gain)/cost	$(1)	$2	$1	$1	$32	$33
The Company expects to contribute approximately $50 million in cash to the U.S. pension plans and another $13 million to non-U.S. plans during 2018. The Company made cash contributions of $7 million to the plans during the six months ended June 30, 2018.
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
The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Components of Net Periodic Benefit Cost
Service cost	$—	$1	$1	$2
Interest cost	1	2	3	4
Amortization of prior service cost	(1)	(1)	(2)	(2)
Amortization of actuarial loss	(1)	(1)	(3)	(2)
Net periodic benefit (gain)/cost	$(1)	$1	$(1)	$2

13.	CONTINGENT LIABILITIES AND OTHER MATTERS

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

Environmental Matters

The Company has established policies and procedures designed to ensure that its operations are conducted in compliance with all relevant laws and regulations and that enable the Company to meet its high standards for corporate sustainability and environmental stewardship. Our manufacturing facilities are subject to numerous foreign, federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and protection of the environment, including emissions to air, discharges to water, management of hazardous materials, handling and disposal of solid wastes, and remediation of contaminated sites. All Company manufacturing facilities operate using an ISO 14001 or equivalent environmental management system. The Company’s 2020 Sustainability Goals include significant global reductions in energy use, water consumption, waste to landfill, and emissions of greenhouse gases, fine particulate matter and toxic air emissions.

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of June 30, 2018, the Company was involved with a total of 23 sites worldwide, including 8 Superfund and state equivalent sites and 15 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil and groundwater contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At June 30, 2018, the Company had an accrual totaling $17 million for these costs, of which the current portion is $8 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

14.	STOCK COMPENSATION

Stock Plans

2016 Stock Plan

On April 21, 2016, the Company’s stockholders approved the Owens Corning 2016 Stock Plan (the “2016 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At June 30, 2018, the number of shares remaining available under the 2016 Stock Plan for all stock awards was 2.5 million.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	STOCK COMPENSATION (continued)

Stock Options
The Company did not grant any stock options during the six months ended June 30, 2018. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four-year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is 10 years.
During the six months ended June 30, 2018, the Company recognized expense of less than $1 million related to the Company's stock options. The Company did not recognize any stock option expense during the three months ended June 30, 2018. During both the three and six months ended June 30, 2017, the Company recognized expense of less than $1 million and $1 million, respectively, related to the Company's stock options. As of June 30, 2018, there was no unrecognized compensation cost related to stock options. The total aggregate intrinsic value of options outstanding as of June 30, 2018 was $13 million.
The following table summarizes the Company’s stock option activity:

	Six Months Ended June 30, 2018
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	518,725	$37.17
Exercised	(33,750)	36.91
Forfeited	(750)	37.65
Ending Balance	484,225	$37.19
The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at June 30, 2018	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$13.89 - $42.16	484,225	4.51	$37.19	484,225	4.51	$37.19

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
During the three and six months ended June 30, 2018, the Company recognized expense of $5 million and $11 million, respectively, related to the Company's restricted stock. During the three and six months ended June 30, 2017, the Company recognized expense of $5 million and $10 million, respectively, related to the Company's restricted stock. As of June 30, 2018, there was $43 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.77 years. The total fair value of shares vested during the six months ended June 30, 2018 and 2017 was $22 million and $18 million, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	STOCK COMPENSATION (continued)

The following table summarizes the Company’s restricted stock activity:

	Six Months Ended June 30, 2018
	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,752,136	$42.40
Granted	278,785	91.49
Vested	(515,280)	41.81
Forfeited	(57,088)	48.32
Ending Balance	1,458,553	$51.59
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
In the six months ended June 30, 2018, the Company granted both internal company-based and external-based metric PSUs.
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
External-based metrics
The external-based metrics vest after a three-year period. Outstanding grants are based on the Company's total stockholder return relative to the performance of the companies constituting the former S&P Building & Construction Industry Index or Dow Jones Construction and Materials Index. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance.
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
During the three and six months ended June 30, 2018, the Company recognized expense of $6 million and $9 million, respectively, related to the Company's PSUs. During the three and six months ended June 30, 2017, the Company recognized expense of $3 million and $8 million, respectively, related to the Company's PSUs. As of June 30, 2018, there was $23 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.79 years.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	STOCK COMPENSATION (continued)

The following table summarizes the Company’s PSU activity:

	Six Months Ended June 30, 2018
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	451,148	$53.96
Granted	171,725	94.14
Forfeited	(48,396)	54.30
Ending Balance	574,477	$69.55
Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (ESPP). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. At the approval date, 2.0 million shares were available for purchase under the ESPP. As of June 30, 2018, 0.8 million shares remain available for purchase.
During the three and six months ended June 30, 2018, the Company recognized expense of $1 million and $2 million, respectively, related to the Company's ESPP. During the three and six months ended June 30, 2017, the Company recognized expense of $1 million and $2 million, respectively, related to the Company's ESPP. As of June 30, 2018, there was $1.6 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings attributable to Owens Corning	$121	$96	$213	$197
Weighted-average number of shares outstanding used for basic earnings per share	110.9	111.6	111.2	112.0
Non-vested restricted and performance shares	0.8	1.2	0.8	1.2
Options to purchase common stock	0.2	0.3	0.2	0.3
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	111.9	113.1	112.2	113.5
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$1.09	$0.86	$1.92	$1.76
Diluted	$1.08	$0.85	$1.90	$1.74
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.3 million shares of its common stock for $103 million during the six months ended June 30, 2018, under the Repurchase Authorization. As of June 30, 2018, 6.2 million shares remain available for repurchase under the Repurchase Authorization.
For the three and six months ended June 30, 2018, the number of shares used in the calculation of diluted earnings per share did not include 0.3 million non-vested restricted shares and 0.2 million non-vested performance shares, due to their anti-dilutive effect. For the three and six months ended June 30, 2017, we did not have any non-vested performance shares that had an anti-dilutive effect on earnings per share.

16.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax expense	$49	$67	$60	$110
Effective tax rate	28%	41%	22%	36%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2018 is primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates and an increase in U.S. federal tax expense on foreign earnings. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2018 is primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates, an increase in U.S. federal tax expense on foreign earnings, offset by excess tax benefits related to stock compensation and other discrete adjustments.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.    INCOME TAXES (continued)

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
The Company's analysis of whether to change its indefinite reinvestment assertion on account of the Tax Act is incomplete. Therefore, we continue to assert indefinite reinvestment in accordance with ASC 740 based on the laws before enactment of the Tax Act.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Currency Translation Adjustment
Beginning balance	$(198)	$(248)	$(183)	$(284)
Net investment hedge amounts classified into AOCI, net of tax	20	(9)	1	(9)
(Loss)/gain on foreign currency translation	(94)	38	(90)	74
Other comprehensive (loss)/income, net of tax	(74)	29	(89)	65
Ending balance	$(272)	$(219)	$(272)	$(219)
Pension and Other Postretirement Adjustment
Beginning balance	$(333)	$(429)	$(331)	$(429)
Amounts reclassified from AOCI to net earnings, net of tax (a)	1	17	2	18
Amounts classified into AOCI, net of tax	3	(3)	—	(4)
Other comprehensive income, net of tax	4	14	2	14
Ending balance	$(329)	$(415)	$(329)	$(415)
Hedging Adjustment
Beginning balance	$1	$1	$—	$3
Amounts reclassified from AOCI to net earnings, net of tax (b)	—	—	—	(1)
Amounts classified into AOCI, net of tax	—	(1)	1	(2)
Other comprehensive (loss)/income, net of tax	—	(1)	1	(3)
Ending balance	$1	$—	$1	$—
Total AOCI ending balance	$(600)	$(634)	$(600)	$(634)

(a)	These AOCI components are included in the computation of total Pension and OPEB expense and are recorded in Non-operating income. See Note 12 for additional information.

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
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $121 million in the second quarter of 2018, compared to $96 million in the same period of 2017. The Company reported $206 million in earnings before interest and taxes (EBIT) for the second quarter of 2018 compared to $190 million in the same period of 2017. The Company generated $214 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the second quarter of 2018 compared to $230 million in the same period of 2017. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. Second quarter 2018 EBIT performance compared to the same period of 2017 increased $20 million in our Insulation segment and decreased $28 million and $13 million in our Roofing and Composites segments, respectively. Within our Corporate, Other and Eliminations category, General corporate expense and other decreased by $5 million.
In our Insulation segment, EBIT in the second quarter of 2018 was $49 million compared to $29 million in the same period of 2017, primarily due to the impact of our acquisitions. In our Roofing segment, EBIT in the second quarter of 2018 was $127 million compared to $155 million in the same period in 2017, on lower sales volumes and higher transportation costs. In our Composites segment, EBIT was $71 million in the second quarter of 2018 compared to $84 million in the same period of 2017, primarily due to inflation and higher rebuild and start-up costs.
In the six months ended June 30, 2018, the Company's operating activities provided $306 million of cash flow, compared to $392 million in the same period in 2017. The change was primarily driven by higher year-over-year growth of inventories in 2018.
On February 5, 2018, the Company acquired all outstanding equity of Paroc Group Oy ("Paroc"), a leading producer of mineral wool insulation for building and technical applications in Europe, for an enterprise value of approximately $1.1 billion (900 million Euro). The acquisition of Paroc expands the Company's mineral wool technology, grows its presence in the European insulation market, provides access to a variety of new end-use markets and increases the Insulation segment's geographic sales mix outside of the U.S. and Canada. Operating results of the acquisition and a preliminary purchase price allocation have been included in the Company’s Insulation segment in the Consolidated Financial Statements.

In May 2018, the Company entered into a new credit agreement covering our Senior Revolving Credit Facility (as defined below) with a maturity in 2023. This new agreement, among other things, removed all subsidiaries of the Company as guarantors under our Senior Revolving Credit Facility (as defined below), unless certain conditions precedent are met that do not exist at this time.

In January 2018, the Company issued $400 million of 2048 senior notes with an annual interest rate of 4.40%. The proceeds from the senior notes, along with borrowings on a $600 million term loan commitment and the Receivables Securitization Facility, were used to fund the purchase of Paroc in February 2018.

The Company repurchased 0.3 million shares of its common stock for $20 million in the second quarter of 2018 under a previously announced repurchase authorization (the "Share Repurchase Authorization"). As of June 30, 2018, 6.2 million shares remained available for repurchase under the Share Repurchase Authorization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$1,824	$1,597	$3,515	$3,075
Gross margin	$418	$408	$773	$750
% of net sales	23%	26%	22%	24%
Marketing and administrative expenses	$187	$155	$372	$297
Other expenses, net	$6	$13	$26	$24
Earnings before interest and taxes	$206	$190	$337	$360
Interest expense, net	$33	$27	$61	$53
Income tax expense	$49	$67	$60	$110
Non-operating (income) expense	$(3)	$29	$(7)	$27
Net earnings attributable to Owens Corning	$121	$96	$213	$197
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the second quarter and year-to-date 2018, net sales increased $227 million and $440 million, respectively, compared to the same periods in 2017. For the second quarter and year-to-date comparison, the increase in net sales was driven by the acquisitions of Paroc in February 2018 and Pittsburgh Corning Corporation and Pittsburgh Corning Europe NV (collectively, "Pittsburgh Corning") in June 2017 and higher selling prices, partially offset by the impact of lower sales volumes in our Roofing segment.
GROSS MARGIN
In the second quarter and year-to-date of 2018, gross margin increased $10 million and $23 million, respectively, compared to the same periods in 2017. For the second quarter and year-to-date comparison, the increase was driven by the contribution of our acquisitions and higher selling prices in our Insulation and Roofing segments, partially offset by input cost inflation and higher transportation costs in all three segments.
MARKETING AND ADMINISTRATIVE EXPENSES
Marketing and administrative expenses for the second quarter and year-to-date 2018 increased $32 million and $75 million, respectively, compared to the same periods in 2017. For the second quarter and year-to-date comparison, the increase was primarily due to higher selling, general and administrative expenses in our Insulation segment, primarily due to our acquisitions.
INTEREST EXPENSE, NET
Second quarter and year-to-date 2018 interest expense, net increased $6 million and $8 million, respectively, compared to the same periods in 2017, primarily due to higher long-term debt balances in connection with our acquisitions.
NON-OPERATING (INCOME) EXPENSE

Second quarter and year-to-date 2018 non-operating (income) expense increased $32 million and $34 million, respectively, compared to the same periods in 2017, primarily due to pension settlement losses recognized in the prior year.
INCOME TAX EXPENSE
Income tax expense for the three and six months ended June 30, 2018 was $49 million and $60 million, respectively. For the second quarter 2018, the Company's effective tax rate was 28% and for the six months ended June 30, 2018, the Company's effective tax rate was 22%.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2018 was primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates and an increase in U.S. federal tax expense on foreign earnings. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2018 is primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates, an increase in U.S. federal tax expense on foreign earnings, offset by excess tax benefits related to stock compensation and other discrete adjustments.
In December 2017, the U.S. government enacted tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The SEC issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), providing guidance on accounting for the Tax Act. The Company has not completed the accounting for the income tax effects of the Tax Act. However, we were able to make reasonable estimates to record a provisional adjustment in the fourth quarter of 2017, which is substantially unchanged at this time. Additionally, the Company has not yet been able to make a reasonable estimate of the U.S. state tax effects of the Tax Act. Therefore, no provisional adjustment has been recorded with respect to this item.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions by a range of $0 million to $6 million.
Income tax expense for the three and six months ended June 30, 2017 was $67 million and $110 million, respectively. For the second quarter 2017, the Company's effective tax rate was 41% and for the six months ended June 30, 2017, the Company's effective tax rate was 36%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and six months ended June 30, 2017, was primarily due to U.S. state and local income tax expense, the benefit of lower foreign tax rates and other discrete adjustments.
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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2018	2017	2018	2017
Restructuring costs	Cost of sales	$(5)	$(4)	$(12)	$(4)
Restructuring costs	Other expenses, net	(2)	(25)	—	(25)
Acquisition-related costs	Marketing and administrative expenses	(1)	(1)	(6)	(2)
Acquisition-related costs	Other expenses, net	—	(9)	(9)	(9)
Recognition of acquisition inventory fair value step-up	Cost of sales	—	—	(2)	—
Total restructuring, acquisition and integration-related costs		$(8)	$(39)	$(29)	$(40)

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restructuring costs	$(7)	$(29)	$(12)	$(29)
Acquisition-related costs	(1)	(10)	(15)	(11)
Recognition of acquisition inventory fair value step-up	—	—	(2)	—
Litigation settlement gain, net of legal fees	—	29	—	29
Pension settlement losses	—	(30)	—	(30)
Total adjusting items	$(8)	$(40)	$(29)	$(41)

The reconciliation from Net earnings attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$121	$96	$213	$197
Net earnings attributable to noncontrolling interests	1	—	1	—
NET EARNINGS	122	96	214	197
Equity in net loss of affiliates	(2)	—	(2)	—
Income tax expense	49	67	60	110
EARNINGS BEFORE TAXES	173	163	276	307
Interest expense, net	33	27	61	53
EARNINGS BEFORE INTEREST AND TAXES	206	190	337	360
Adjusting items from above	(8)	(40)	(29)	(41)
ADJUSTED EBIT	$214	$230	$366	$401
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$541	$537	$1,052	$1,048
% change from prior year	1%	4%	—%	6%
EBIT	$71	$84	$131	$155
EBIT as a % of net sales	13%	16%	12%	15%
Depreciation and amortization expense	$36	$35	$73	$71

NET SALES

In our Composites segment, net sales in the second quarter 2018 increased $4 million compared to the same period in 2017. The increase was driven by the positive impact of translating sales denominated in foreign currencies into United States dollars.

For the year-to-date 2018, net sales in our Composites segment increased $4 million compared to the same period in 2017. The increase was driven by the $35 million positive impact of translating sales denominated in foreign currencies into United States dollars, largely offset by lower sales volumes. The lower sales volumes were driven, in part, by the difficult comparison against growth in the first quarter of 2017 and lower demand in certain markets.

EBIT

In our Composites segment, EBIT in the second quarter of 2018 decreased $13 million compared to the same period in 2017. The decrease in EBIT was driven about equally by $5 million of input cost inflation and $5 million of higher rebuild and start-up expenses, with the remainder being driven by higher transportation costs.

For the year-to-date 2018, EBIT decreased $24 million compared to the same period in 2017. Input and transportation cost inflation drove $15 million of the year-over-year decline. The remainder of the decrease resulted from higher rebuild and start-up costs and lower sales volumes.

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. In 2018, we expect continued global industrial production growth as well as elevated levels of input cost and transportation inflation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$682	$439	$1,278	$838
% change from prior year	55%	6%	53%	5%
EBIT	$49	$29	$81	$34
EBIT as a % of net sales	7%	7%	6%	4%
Depreciation and amortization expense	$46	$27	$91	$53
NET SALES
In our Insulation segment, net sales in the second quarter of 2018 increased $243 million compared to the same period in 2017, primarily driven by the $197 million impact of our acquisitions of Paroc and Pittsburgh Corning, higher selling prices of $25 million and higher sales volumes of about 2%. The remaining change was driven about equally by favorable customer mix and the favorable impact of translating sales denominated in foreign currencies into United States dollars.
For the year-to-date 2018, net sales in our Insulation segment increased $440 million compared to the same period in 2017, primarily driven by the $342 million impact of our acquisitions of Paroc and Pittsburgh Corning, higher selling prices of $47 million and higher sales volumes of about 3%. The remaining change was driven about equally by favorable customer mix and the favorable impact of translating sales denominated in foreign currencies into United States dollars.
EBIT
In our Insulation segment, EBIT in the second quarter of 2018 increased by $20 million compared to the same period in 2017. The EBIT improvement was primarily driven by the $21 million impact of our acquisitions of Paroc and Pittsburgh Corning. The favorable impact of higher selling prices offset $11 million of combined input cost inflation and higher transportation costs, $9 million of higher rebuild and start-up costs in our North American glass and mineral wool facilities, $7 million in unfavorable manufacturing performance and slightly higher selling, general and administrative costs.
For the year-to-date 2018, EBIT in our Insulation segment increased by $47 million compared to the same period in 2017, primarily driven by higher selling prices of $47 million. The $31 million favorable impact from of our acquisitions of Paroc and Pittsburgh Corning offset $23 million of combined input cost inflation and higher transportation costs, $18 million of higher rebuild and start-up costs in our North American glass and mineral wool facilities and slightly higher selling, general and administrative costs.
DEPRECIATION AND AMORTIZATION
In our Insulation segment, depreciation and amortization expense in the second quarter and year-to-date 2018 increased by $19 million and $38 million, respectively, compared to the same periods in 2017. The second quarter change was primarily due to depreciation and amortization related to our Paroc and Pittsburgh Corning acquisitions, including $11 million of depreciation related to property, plant and equipment and $6 million related to amortization of intangible assets. For the year-to-date 2018 comparison, depreciation related to property, plant and equipment was $23 million and amortization was $11 million related to our Paroc and Pittsburgh Corning acquisitions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OUTLOOK
The outlook for Insulation demand is driven by new residential construction, remodeling and repair activity, commercial and industrial construction activity. Demand for commercial insulation is most closely correlated to industrial production. Demand for residential insulation is most closely correlated to U.S. housing starts. During the second quarter of 2018, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.262 million, up from an annual average of approximately 1.171 million starts in the second quarter of 2017. The Company expects its Insulation segment to benefit from continued global industrial production growth and an overall strengthening of the U.S. housing market (including higher capacity utilization and improved pricing).
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$659	$684	$1,301	$1,311
% change from prior year	-4%	1%	-1%	18%
EBIT	$127	$155	$224	$280
EBIT as a % of net sales	19%	23%	17%	21%
Depreciation and amortization expense	$13	$12	$25	$24
NET SALES
In our Roofing segment, net sales in the second quarter of 2018 decreased by $25 million compared to the same period in 2017. For the second quarter, the decrease was primarily driven by lower sales volumes of about 8% on lower shingle volumes, partially offset by $23 million of higher selling prices and higher third-party asphalt sales.
For the year-to-date 2018, net sales in our Roofing segment decreased by $10 million compared to the same period in 2017. The decrease was driven by lower sales volumes of 5% on lower shingle volumes, partially offset by $36 million of higher selling prices, favorable product mix, continued growth in roofing components and higher third-party asphalt sales.
EBIT
In our Roofing segment, EBIT in the second quarter of 2018 decreased by $28 million compared to the same period in 2017. Higher selling prices offset $13 million of asphalt cost inflation and $10 million of higher transportation costs. The impact of lower sales volumes and $10 million of other material input cost inflation drove the quarter-over-quarter decrease in EBIT.
For the year-to-date 2018, EBIT in our Roofing segment decreased by $56 million compared to the same period in 2017. Higher selling prices of $36 million were more than offset by $45 million of input cost inflation ($26 million of which was related to asphalt costs). The impact of lower sales volumes and higher transportation costs contributed about equally to the remainder of the year-over-year decrease.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restructuring costs	$(7)	$(29)	$(12)	$(29)
Acquisition-related costs	(1)	(10)	(15)	(11)
Recognition of acquisition inventory fair value step-up	—	—	(2)	—
Litigation settlement gain, net of legal fees	—	29	—	29
Pension settlement losses	—	(30)	—	(30)
General corporate expense and other	(33)	(38)	(70)	(68)
EBIT	$(41)	$(78)	$(99)	$(109)
Depreciation and amortization	$12	$10	$27	$20

EBIT
In Corporate, Other and Eliminations, EBIT losses for the second quarter 2018 were lower by $37 million compared to the same period in 2017. EBIT improvement in the second quarter of 2018 was primarily driven by lower restructuring and acquisition-related costs. See details of these costs in the table above and further explained in both the Restructuring and Acquisition-Related Costs paragraph of MD&A and Note 10 of the Consolidated Financial Statements.
For the year-to-date 2018, Corporate, Other and Eliminations EBIT losses were lower by $10 million due to the impact of lower restructuring costs partially offset by higher acquisition-related costs. See details of these costs in the table above and further explained in both the Restructuring and Acquisition-Related Costs paragraph of MD&A and Note 10 of the Consolidated Financial Statements.
General corporate expense and other for the second quarter 2018 was lower by $5 million compared to the same period in 2017, primarily driven by lower performance-based compensation. General corporate expense and other for the year-to-date 2018 was higher by $2 million compared to the same period in 2017, primarily driven by higher general corporate expenses, partially offset by lower performance-based compensation.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization in the second quarter and year-to-date of 2018 was higher by $2 million and $7 million, respectively, compared to the same periods in 2017, primarily due to accelerated depreciation recorded in 2018 related to our restructuring actions.
OUTLOOK
In 2018, we expect general corporate expenses to range between $135 million and $140 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary external sources of liquidity are its Senior Revolving Credit Facility, its Receivables Securitization Facility and its term loan borrowing.

The Company has an $800 million senior revolving credit facility (the "Senior Revolving Credit Facility") with a maturity date in May 2023. In May 2018, the Company entered into a new credit agreement to extend its maturity to May 2023 and remove the $600 million of uncommitted incremental loans permitted under the facility. The new agreement also removed all subsidiaries of

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the Company as guarantors under the Senior Revolving Credit Facility, unless certain conditions precedent are met that do not exist at this time.
The Company has a $280 million securitization facility (the "Receivables Securitization Facility") that has been amended from time to time, which matures in May 2020. The facility was most recently amended in April 2018 to increase the borrowing limit from $250 million to $280 million. No other significant terms impacting liquidity were amended.
The Company obtained two term loan commitments on October 27, 2017 for $300 million and $600 million, respectively, (collectively, the "Term Loan Commitments"). The Company entered into the Term Loan Commitments, in part, to pay a portion of the purchase price of the Paroc acquisition. The $600 million term loan borrowing (the "Term Loan Borrowing") requires full repayment of borrowings in February 2021. On February 12, 2018, the Company voluntarily reduced the entire $300 million term loan commitment, thus eliminating the availability of credit under the facility.
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	As of June 30, 2018
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	n/a	19
Outstanding borrowings	—	258
Outstanding letters of credit	9	3
Availability on facility	$791	$—
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
The Company has no significant debt maturities of senior notes before 2022, with our Senior Revolving Credit Facility and Receivables Securitization Facility maturing in 2023 and 2020, respectively. The Company also has a $600 million term loan borrowing that must be repaid by 2021. As of June 30, 2018, the Company had $3.6 billion of total debt and cash and cash equivalents of $149 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of June 30, 2018, and December 31, 2017, the Company had $132 million and $101 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company's analysis whether to change its indefinite reinvestment assertion on account of the Tax Act is incomplete. Therefore, we continue to assert indefinite reinvestment in accordance with ASC 740 based on the laws prior to enactment of the Tax Act and do not provide for foreign withholding taxes on the undistributed earnings of our foreign subsidiaries.
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
The agreements governing to our Senior Revolving Credit Facility and the Receivables Securitization Facility contain various covenants that we believe are usual and customary. The Senior Revolving Credit Facility and the Receivables Securitization Facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of June 30, 2018.
Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$149	$199
Net cash flow provided by operating activities	$306	$392
Net cash flow used for investing activities	$(1,430)	$(725)
Net cash flow provided by financing activities	$1,051	$412
Availability on the Senior Revolving Credit Facility	$791	$791
Availability on the Receivables Securitization Facility	$—	$248
Availability on the Term Loan Commitment	$—	$350
Operating activities: For the six months ended June 30, 2018, the Company's operating activities provided $306 million of cash compared to $392 million provided in the same period in 2017. The change in cash provided by operating activities was primarily due to a larger increase in operating assets and liabilities (mainly inventories) in 2018 compared to the same period of 2017.
Investing activities: Net cash flow used for investing activities increased $705 million for the six months ended June 30, 2018 compared to the same period of 2017, primarily driven by higher spending on acquisitions year-over-year and higher cash paid for property, plant and equipment.
Financing activities: Net cash provided by financing activities was $1,051 million for the six months ended June 30, 2018, compared to $412 million in the same period in 2017. The change of $639 million was primarily due to higher long-term debt inflows to fund the purchase of Paroc in the first quarter of 2018 (see Note 11 of the Consolidated Financial Statements and the Liquidity section above for further discussion of activities related to debt).
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
Derivatives
Please refer to Note 5 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Notes 5 and 11 of the Consolidated Financial Statements.
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the six months ended June 30, 2018, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended June 30, 2018, our RIR was 0.56 as compared to 0.48 in the same period a year ago. For the six months ended June 30, 2018, our RIR was 0.51 as compared to 0.49 in the same period a year ago.
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

•
domestic and international economic and political conditions, policies or other governmental actions, legislation and related regulations or interpretations, in the United States or elsewhere, including but not limited to changes to tariffs, import or export restrictions or penalties, and modification or elimination of international agreements covering trade or investment;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the six months ended June 30, 2018. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2017 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2018	254,476		$80.31	252,100	6,239,176
May 1-31, 2018	2,541		65.93	—	6,239,176
June 1-30, 2018	1,677		63.15	—	6,239,176
Total	258,694	*	$80.06	252,100	6,239,176

*	The Company retained an aggregate of 6,594 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated transactions, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 0.3 million shares of its common stock for $20 million during the three months ended June 30, 2018 under the Repurchase Authorization. As of June 30, 2018, 6.2 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description
10.1
First Amendment, dated April 12, 2018 related to the Second Amended and Restated Receivables Purchase Agreement, dated as of May 5, 2017 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2018).

10.2
Credit Agreement, dated as of May 4, 2018, by and among the Company, the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 4, 2018).

10.3
First Amendment to Term Loan Agreement, dated as of May 4, 2018, by and among the Company, the lenders signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed May, 4, 2018).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	July 25, 2018	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer

Date:	July 25, 2018	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller