Form 10-Q
period 2018-09-30
Owens Corning
filed 2018-10-24
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Yes ☑             No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐             No ☑
As of October 16, 2018, 109,319,759 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET SALES	$1,818	$1,703	$5,333	$4,778
COST OF SALES	1,370	1,280	4,112	3,605
Gross margin	448	423	1,221	1,173
OPERATING EXPENSES
Marketing and administrative expenses	159	159	531	456
Science and technology expenses	21	22	66	64
Other expenses, net	13	19	39	43
Total operating expenses	193	200	636	563
OPERATING INCOME	255	223	585	610
Non-operating (income) expense	(4)	(4)	(11)	23
EARNINGS BEFORE INTEREST AND TAXES	259	227	596	587
Interest expense, net	31	28	92	81
Loss on extinguishment of debt	—	71	—	71
EARNINGS BEFORE TAXES	228	128	504	435
Income tax expense	67	32	127	142
Equity in net earnings / (loss) of affiliates	1	—	(1)	—
NET EARNINGS	162	96	376	293
Net earnings attributable to noncontrolling interests	1	—	2	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$161	$96	$374	$293
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$1.46	$0.86	$3.38	$2.63
Diluted	$1.45	$0.85	$3.35	$2.59
Dividend	$0.21	$0.20	$0.63	$0.60
WEIGHTED AVERAGE COMMON SHARES
Basic	110.0	111.0	110.8	111.6
Diluted	110.9	112.7	111.7	113.2
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET EARNINGS	$162	$96	$376	$293
Currency translation adjustment (net of tax of $0 and $3 for the three months ended September 30, 2018 and 2017, respectively, and $(1) and $9 for the nine months ended September 30, 2018 and 2017, respectively)	(12)	27	(101)	92
Pension and other postretirement adjustment (net of tax of $(1) and $(1) for the three months ended September 30, 2018 and 2017, respectively, and $(3) and $(9) for the nine months ended September 30, 2018 and 2017, respectively)	1	2	3	16
Hedging adjustment (net of tax of $0 and $0 for the three months ended September 30, 2018 and 2017, respectively, and $0 and $2 for the nine months ended September 30, 2018 and 2017, respectively)	1	—	2	(3)
COMPREHENSIVE EARNINGS	152	125	280	398
Comprehensive earnings attributable to noncontrolling interests	1	—	2	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$151	$125	$278	$398

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	September 30, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$136	$246
Receivables, less allowances of $18 at September 30, 2018 and $19 at December 31, 2017	955	806
Inventories	1,032	841
Assets held for sale	5	12
Other current assets	113	80
Total current assets	2,241	1,985
Property, plant and equipment, net	3,741	3,425
Goodwill	1,960	1,507
Intangible assets, net	1,799	1,360
Deferred income taxes	71	144
Other non-current assets	234	211
TOTAL ASSETS	$10,046	$8,632
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,381	$1,277
Short-term debt	1	1
Long-term debt – current portion	4	4
Total current liabilities	1,386	1,282
Long-term debt, net of current portion	3,669	2,405
Pension plan liability	218	256
Other employee benefits liability	216	225
Deferred income taxes	124	37
Other liabilities	227	223
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,017	4,011
Accumulated earnings	1,867	1,575
Accumulated other comprehensive deficit	(610)	(514)
Cost of common stock in treasury (c)	(1,110)	(911)
Total Owens Corning stockholders’ equity	4,165	4,162
Noncontrolling interests	41	42
Total equity	4,206	4,204
TOTAL LIABILITIES AND EQUITY	$10,046	$8,632

(a)	10 shares authorized; none issued or outstanding at September 30, 2018 and December 31, 2017

(b)	400 shares authorized; 135.5 issued and 109.3 outstanding at September 30, 2018; 135.5 issued and 111.5 outstanding at December 31, 2017

(c)	26.2 shares at September 30, 2018, and 24.0 shares at December 31, 2017
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2018	2017
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$376	$293
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	323	269
Gain on sale of fixed assets	(3)	—
Deferred income taxes	77	88
Provision for pension and other employee benefits liabilities	(1)	34
Stock-based compensation expense	34	30
Other non-cash	13	17
Loss on extinguishment of debt	—	71
Changes in operating assets and liabilities	(265)	(17)
Pension fund contributions	(34)	(68)
Payments for other employee benefits liabilities	(15)	(13)
Other	1	(10)
Net cash flow provided by operating activities	506	694
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(425)	(249)
Proceeds from the sale of assets or affiliates	11	3
Investment in subsidiaries and affiliates, net of cash acquired	(1,143)	(566)
Other	6	2
Net cash flow used for investing activities	(1,551)	(810)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	389	588
Proceeds from senior revolving credit and receivables securitization facilities	1,534	869
Payments on senior revolving credit and receivables securitization facilities	(1,227)	(736)
Proceeds from term loan borrowing	600	—
Payments on term loan borrowing	(30)	—
Payments on long-term debt	—	(351)
Net increase (decrease) in short-term debt	—	2
Dividends paid	(70)	(67)
Purchases of treasury stock	(236)	(159)
Other	(7)	8
Net cash flow provided by financing activities	953	154
Effect of exchange rate changes on cash	(17)	19
Net (decrease) increase in cash, cash equivalents and restricted cash	(109)	57
Cash, cash equivalents and restricted cash at beginning of period	253	118
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$144	$175

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
Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $8 million, $7 million, $7 million and $6 million as of September 30, 2018, December 31, 2017, September 30, 2017 and December 31, 2016, respectively. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

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
Recently adopted standards:
ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)," as amended by ASU's 2015-14, 2016-08, 2016-10, 2016-11, 2016-12, 2016-20, 2017-05 and 2017-13 and 2017-14
This standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Entities can adopt this standard either through a retrospective or modified-retrospective approach.
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
The adoption of this standard did not have a material impact on our Consolidated Financial Statements. Please refer to Note 16 of the Consolidated Financial Statements for a detailed explanation of the cumulative effect of adoption recognized on January 1, 2018.

ASU 2017-07 "Compensation - Retirement Benefits (Topic 715)"
This standard requires that the other components of net benefit cost be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Entities will adopt the presentation elements of this standard on a retrospective basis.

January 1, 2018
The adoption of this standard did not have a material effect on our Consolidated Financial Statements for the three and nine months ended September 30, 2018. The standard's retrospective adoption, though, will result in a full-year $60 million reclassification of non-service costs from various financial statement lines to non-operating expense, primarily related to pension settlement losses that were recorded in the second and fourth quarters of 2017 (as described in Note 13 of our 2017 Form 10-K). Please refer to Note 12 of the Consolidated Financial Statements for additional detail on this adoption.

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

Recently issued standards:
ASU 2016-02 "Leases (Topic 842)," as amended by ASU 2017-13, 2018-01, 2018-10, and 2018-11
The standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The recognition and presentation of expenses will depend on classification as a finance or operating lease. Entities may elect to apply the provisions of the new leasing standard on January 1, 2019, without adjusting the comparative periods presented by recognizing a cumulative-effect adjustment to the opening balance of retained earnings.
January 1, 2019
We are currently assessing the potential impact of this standard adoption on our financial reporting processes and disclosures. We believe that our adoption of the standard will likely have a material impact to our Consolidated Balance Sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities. (Our operating lease obligations are described in Note 8 of our 2017 Form 10-K.) We are in the process of analyzing our lease portfolio, implementing systems, developing processes and internal controls and finalizing our accounting policies to comply with the standard's retrospective adoption requirements.

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

ASU 2018-14 "Compensation- Retirement Benefits- Defined Benefit Plans- General (Subtopic 715-20)	This standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	January 1, 2020	We do not believe the adoption of this guidance will have a material effect on our consolidated financial statements.

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

NET SALES
The following table summarizes our Net sales by segment and geographic region (in millions). Corporate eliminations (shown below) largely reflect intercompany sales from Composites to Roofing. External customer sales are attributed to geographic region based upon the location from which the product is sold to the external customer.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reportable Segments
Composites	$508	$514	$1,560	$1,562
Insulation	710	568	1,988	1,406
Roofing	645	682	1,946	1,993
Total reportable segments	1,863	1,764	5,494	4,961
Corporate eliminations	(45)	(61)	(161)	(183)
NET SALES	$1,818	$1,703	$5,333	$4,778

External Customer Sales by Geographic Region
United States	$1,208	$1,197	$3,525	$3,387
Europe	304	194	909	481
Asia-Pacific	166	167	484	505
Rest of world	140	145	415	405
NET SALES	$1,818	$1,703	$5,333	$4,778

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reportable Segments
Composites	$64	$62	$195	$217
Insulation	94	64	175	98
Roofing	127	147	351	427
Total reportable segments	285	273	721	742
Restructuring costs	(7)	(8)	(19)	(37)
Acquisition-related costs	(1)	(1)	(16)	(12)
Recognition of acquisition inventory fair value step-up	—	(5)	(2)	(5)
Litigation settlement gain, net of legal fees	—	—	—	29
Pension settlement gains / (losses)	—	2	—	(28)
General corporate expense and other	(18)	(34)	(88)	(102)
Total corporate, other and eliminations	(26)	(46)	(125)	(155)
EBIT	$259	$227	$596	$587

3.    REVENUE

ASU 2014-09 Adoption
On January 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" and the related amendments (collectively, "ASC 606"). We used the modified retrospective method of adoption, in which the cumulative effect of initially applying the new standard to existing contracts (as of January 1, 2018) was recorded as a $2 million decrease to the January 1, 2018 opening balance of Accumulated earnings. The effect of this adoption was immaterial to our Consolidated Financial Statements, and we do not expect a material effect to our Consolidated Financial Statements on an ongoing basis. Under the modified-retrospective method of adoption, the comparative information in the Consolidated Financial Statements has not been revised and continues to be reported under the previously applicable revenue accounting guidance ("ASC 605"). If ASC 605 had been applied to the first nine months of 2018, Cost of Sales would have been $2 million higher on the Consolidated Statements of Earnings with no effect to the Consolidated Balance Sheet.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.    REVENUE (continued)

We recognize revenue as the amount of consideration that we expect to receive in exchange for transferring promised goods or services to customers. We do not adjust the transaction price for the effects of a significant financing component, as the time period between control transfer of goods and services and expected payment is one year or less. At the time of sale, we estimate provisions for different forms of variable consideration (discounts, rebates, returns and other refund liabilities) based on historical experience, current conditions and contractual obligations, as applicable. The estimated transaction price is typically not subject to significant reversals. We adjust these estimates when the most likely amount of consideration we expect to receive changes, although these changes are typically minor. During the three and nine months ended September 30, 2018, the adjustments related to performance obligations satisfied in previous periods were immaterial. Sales, value-added and other similar taxes that we collect are excluded from revenue.
Disaggregated Revenue
The following table shows a disaggregation of Net sales (in millions):

	For the three months ended September 30, 2018
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$62	$260	$560	$(40)	$842
U.S. commercial and industrial	157	161	52	(4)	366
Europe	142	159	3	—	304
Asia-Pacific	115	47	4	—	166
Rest of world	32	83	26	(1)	140
NET SALES	$508	$710	$645	$(45)	$1,818

	For the nine months ended September 30, 2018
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$213	$708	$1,696	$(146)	$2,471
U.S. commercial and industrial	452	469	141	(8)	1,054
Europe	455	444	10	—	909
Asia-Pacific	343	131	11	(1)	484
Rest of world	97	236	88	(6)	415
NET SALES	$1,560	$1,988	$1,946	$(161)	$5,333

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
As of January 1, 2018, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $46 million, of which $14 million was recognized as revenue in the first nine months of 2018. As of September 30, 2018, our contract liability balances totaled $50 million.
As a practical expedient, we recognize incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. We do not have any costs to obtain or fulfill a contract that are capitalized under ASC 606.

4.    INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2018	December 31, 2017
Finished goods	$691	$562
Materials and supplies	341	279
Total inventories	$1,032	$841

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2018 and December 31, 2017, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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
The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	September 30, 2018	December 31, 2017
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other current assets	$8	$7
Cash flow hedges:
Natural gas forward swaps	Other current assets	$2	$1
Foreign exchange forward contracts	Other current assets	$2	$—
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$34	$38
Cash flow hedges:
Natural gas forward swaps	Accounts payable and accrued liabilities	$—	$1
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$46	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Accounts payable and accrued liabilities	$2	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2018	2017	2018	2017
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of gain reclassified from AOCI (as defined below) into earnings	Cost of sales	$(1)	$—	$(1)	$(2)
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$(3)	$—	$(9)	$—
Derivative activity not designated as hedging instruments:
Natural gas:
Amount of loss recognized in earnings	Other expenses, net	$—	$—	$—	$1
Foreign currency:
Amount of (gain)/loss recognized in earnings (a)	Other expenses, net	$(10)	$2	$(54)	$6

(a)
(Gains)/losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expenses, net. Please refer to the "Other Derivatives" section below for additional detail.

Consolidated Statements of Comprehensive Earnings Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (in millions):

		Amount of (Gain) Loss Recognized in Comprehensive Earnings
Hedging Type	Derivative Financial Instrument	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net investment hedge	Cross-currency swaps	$(1)	$(2)
Cash flow hedge	Natural gas forward swaps	$—	$(2)
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. The Company's policy for electricity exposure is to hedge up to 75% of its total forecasted exposure for the current calendar year and up to 65% of its total forecasted exposure for the first calendar year forward. The Company’s policy for natural gas exposure is to hedge up to 75% of its total forecasted exposure for the next three months and up to 60% of its total forecasted exposure for the following three months, and lesser amounts for the remaining periods. Based on market conditions, approved variation from these standard policies may occur. Currently, the Company is managing risk associated with electricity prices only through physical contracts and has natural gas derivatives designated as hedging instruments that mature within 15 months. As of September 30, 2018, the notional amounts of these natural gas forward swaps was 2 MMBtu (or MMBtu equivalent) based on U.S. and European indices.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

As of September 30, 2018, the Company had notional amounts of $10 million for derivative financial instruments designated as cash flow hedges for foreign currency exposures in Polish Zloty primarily related to European Euro, and also $14 million for exposures in Swedish Krona primarily related to European Euro.
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
As of September 30, 2018, $2 million of gains included in AOCI on the Consolidated Balance Sheet relate to natural gas and foreign currency forward contracts that are expected to impact earnings during the next 12 months. Transactions and events that are expected to occur over the next 12 months that will necessitate recognizing these deferred amounts include the recognition of the hedged item through earnings.
Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). The Company uses cross-currency forward contracts to hedge a portion of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. As of September 30, 2018, the notional amount of these derivative financial instruments was $516 million related to the U.S Dollar and European Euro.
In the first quarter of 2018, we redesignated these derivative financial instruments that qualify as hedges of net investments in foreign operations using the spot method. The changes in fair values of these derivative instruments are recognized in Currency translation adjustment (a component of AOCI), with recognition of the excluded components amortized to Interest expense, net on the Consolidated Statements of Earnings. For the first nine months of 2018, the difference between the change in fair value of the excluded components and the amounts recognized to earnings was a $21 million increase to Accumulated other comprehensive deficit. Prior to our first quarter 2018 adoption of ASU 2017-12, all settlements and changes in fair values of these derivative instruments were recognized in Currency translation adjustment (a component of AOCI), and there has been no ineffectiveness on these hedging relationships. Cash settlements are included in Other investing activities in the Consolidated Statements of Cash Flows.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of September 30, 2018, the Company had notional amounts of $802 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, European Euro, Indian Rupee, Japanese Yen, and South Korean Won. The growth in notional amounts (as compared to $109 million at December 31, 2017) was primarily related to new derivative financial instruments used to hedge increased European Euro balance sheet exposures following our acquisition of Paroc Group Oy ("Paroc"). In addition, the Company had notional amounts of $157 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Russian Ruble, Polish Zloty and Swedish Krona.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

September 30, 2018	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20	$559	$(132)	$427
Technology	17	322	(128)	194
Other	14	60	(28)	32
Indefinite-lived intangible assets:
Trademarks		1,146	—	1,146
Total intangible assets		$2,087	$(288)	$1,799
Goodwill		$1,960

December 31, 2017	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20	$363	$(109)	$254
Technology	18	255	(116)	139
Other	8	47	(26)	21
Indefinite-lived intangible assets:
Trademarks		946	—	946
Total intangible assets		$1,611	$(251)	$1,360
Goodwill		$1,507
Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first nine months of 2018. The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2017	$58	$1,049	$400	$1,507
Acquisitions (see Note 8)	—	500	—	500
Foreign currency translation	(2)	(43)	(2)	(47)
Balance at September 30, 2018	$56	$1,506	$398	$1,960

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Other Intangible Assets
The Other category below primarily includes franchise agreements and quarry and emission rights. The changes in the gross carrying amount of intangible assets by asset group are as follows (in millions):

	Customer Relationships	Technology	Trademarks	Other	Total
Balance at December 31, 2017	$363	$255	$946	$47	$1,611
Acquisitions (see Note 8)	215	73	213	7	508
Other additions, net	—	—	—	6	6
Foreign currency translation	(19)	(6)	(13)	—	(38)
Balance at September 30, 2018	$559	$322	$1,146	$60	$2,087
The estimated amortization expense for intangible assets for the next five years is as follows (in millions):

Period	Amortization (a)
2019	$51
2020	$51
2021	$50
2022	$46
2023	$43

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

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2018	December 31, 2017
Land	$249	$251
Buildings and leasehold improvements	1,036	944
Machinery and equipment	4,533	4,211
Construction in progress	431	350
	6,249	5,756
Accumulated depreciation	(2,508)	(2,331)
Property, plant and equipment, net	$3,741	$3,425
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 11% and 12% of total machinery and equipment as of September 30, 2018 and December 31, 2017, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of less than 3% of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.    ACQUISITIONS

During the first nine months of 2018, the Company completed acquisitions with an aggregate purchase price of $1,147 million, net of cash acquired.

Paroc Acquisition

On February 5, 2018, the Company acquired all the outstanding equity of Paroc, a leading producer of mineral wool insulation for building and technical applications in Europe, for approximately $1,121 million (approximately 900 million Euro), net of cash acquired. The acquisition of Paroc expands the Company's mineral wool technology, grows its presence in the European insulation market, provides access to a variety of new end-use markets and will increase the Insulation segment's geographic sales mix outside of the U.S. and Canada. Paroc's operating results and a preliminary purchase price allocation have been included in the Company’s Insulation segment within the Consolidated Financial Statements. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities, and during the three months ended September 30, 2018, the Company recorded immaterial measurement period adjustments to the purchase price allocation which are reflected in the value of the goodwill noted below.

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
During the first nine months of 2018, the Consolidated Statements of Earnings included $337 million in Net Sales attributable to the acquisition and a $2 million charge related to inventory fair value step-up in Cost of Sales. The acquisition also included Property, plant and equipment, net with a fair value of approximately $307 million, estimated net deferred tax liabilities of $99 million and net uncertain tax position liabilities of $40 million (which were recorded within Other non-current assets, Accounts payable and accrued liabilities and Other liabilities). Goodwill has been initially valued at approximately $482 million, with none of the amount expected to be tax-deductible. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The Company has not yet assigned the goodwill acquired to a reporting unit. The acquisition also included cash of approximately $17 million. The Company expects to complete its valuations no later than one year from the acquisition date and adjustments will continue to be made to the fair value of the identifiable assets acquired and liabilities assumed. Those adjustments may or may not be material. The pro forma effect of this acquisition on Net sales and Net earnings attributable to Owens Corning was immaterial.

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

During the first nine months of 2018, the Consolidated Statements of Earnings included $128 million in Net sales attributable to the Pittsburgh Corning acquisition (related to the one-year post-acquisition period). Goodwill has been valued at $154 million, with none of the amount expected to be tax-deductible. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The acquisition also included cash of approximately $52 million. The pro forma effect of this acquisition on Net sales and Net earnings attributable to Owens Corning was not material.

9. WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 3 for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

Nine Months Ended September 30, 2018
Beginning balance	$55
Amounts accrued for current year	16
Settlements of warranty claims	(11)
Ending balance	$60

10.    RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

Acquisition-Related Costs
During the first nine months of 2018, the Company incurred $16 million of transaction and integration costs related to its announced acquisitions. Please refer to Note 8 of the Consolidated Financial Statements for further information on these acquisitions. These costs are recorded within Corporate, Other and Eliminations. See the Restructuring Costs paragraph below for detail on additional costs related to these acquisitions. The following table presents the impact and respective location of acquisition-related costs for the first nine months of 2018 on the Consolidated Statements of Earnings (in millions):

Location	Paroc Acquisition	Pittsburgh Corning Acquisition	Total
Marketing and administrative expenses	$5	$2	$7
Other expenses, net	9	—	9
Total acquisition-related costs	$14	$2	$16

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	RESTRUCTURING AND ACQUISITION-RELATED COSTS (continued)

Restructuring Costs

Pittsburgh Corning Acquisition-Related Restructuring
Following the acquisition of Pittsburgh Corning into the Company's Insulation segment, the Company took actions to realize expected synergies from the newly acquired operations. During the first nine months of 2018, the Company recorded $2 million of charges, comprised of $1 million of severance and $1 million of accelerated depreciation related to these actions. The Company expects to incur an immaterial amount of incremental costs in the remainder of 2018 related to these actions.

2017 Cost Reduction Actions
During the second quarter of 2017, the Company took actions to avoid future capital outlays and reduce costs in its Composites segment, mainly through decisions to close certain sub-scale manufacturing facilities in Asia Pacific (including Doudian, Peoples Republic of China and Thimmapur, India) and North America (Mexico City, Mexico and Brunswick, Maine) and to reposition assets in its Chambery, France operation. During the first nine months of 2018, the Company recorded $17 million of charges, comprised of $2 million of severance, $8 million of accelerated depreciation and $7 million from exit activities associated with these actions. The Company expects to recognize approximately $7 million of incremental costs throughout 2018 and 2019.

Consolidated Statements of Earnings Classification
The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings, which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of cost	Location	2018	2017	2018	2017
Accelerated depreciation	Cost of sales	$1	$7	$9	$9
Other exit costs	Cost of sales	2	—	6	2
Severance	Other expenses, net	1	1	3	26
Other exit costs	Other expenses, net	3	—	1	—
Total restructuring costs		$7	$8	$19	$37

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activity (in millions):

	2017 Cost Reduction Actions	Pittsburgh Corning Acquisition-Related Restructuring	Total
Balance at December 31, 2017	$11	$9	$20
Restructuring costs	17	2	19
Payments	(13)	(3)	(16)
Non-cash items and reclassifications to other accounts	(5)	(1)	(6)
Balance at September 30, 2018	$10	$7	$17
Cumulative charges incurred	$46	$19	$65

As of September 30, 2018, the remaining liability balance is comprised of $14 million of severance, inclusive of $3 million of non-current severance and $11 million of severance the Company expects to pay over the next twelve months, and $3 million of contract termination fees.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.20% senior notes, net of discount and financing fees, due 2022	$597	101%	$597	105%
4.20% senior notes, net of discount and financing fees, due 2024	393	99%	392	105%
3.40% senior notes, net of discount and financing fees, due 2026	396	92%	395	98%
7.00% senior notes, net of discount and financing fees, due 2036	400	115%	400	132%
4.30% senior notes, net of discount and financing fees, due 2047	588	82%	588	99%
4.40% senior notes, net of discount and financing fees, due 2048	389	83%	—	n/a
Senior revolving credit facility, maturing in 2023 (a)	43	100%	—	n/a
Receivables securitization facility, maturing in 2020 (a)	264	100%	—	n/a
Various capital leases, due through and beyond 2050 (a)	28	100%	31	100%
Term loan borrowing, maturing in 2021 (a)	570	100%	—	n/a
Unamortized interest rate swap basis adjustment	5	n/a	6	n/a
Total long-term debt	3,673	n/a	2,409	n/a
Less – current portion (a)	4	100%	4	100%
Long-term debt, net of current portion	$3,669	n/a	$2,405	n/a

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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2018.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of September 30, 2018. Please refer to the Credit Facility Utilization paragraph below for liquidity information as of September 30, 2018.
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
The Term Loan Commitment contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a term loan. The Company was in compliance with these covenants as of September 30, 2018.

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
The Receivables Securitization Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of September 30, 2018. Please refer to the Credit Facility Utilization section below for liquidity information as of September 30, 2018.
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
Credit Facility Utilization
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at September 30, 2018
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	n/a	13
Outstanding borrowings	43	264
Outstanding letters of credit	9	3
Availability on facility	$748	$—
Short-Term Debt
Short-term borrowings were $1 million as of September 30, 2018 and December 31, 2017. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 5.1% and 6.7% for September 30, 2018 and December 31, 2017, respectively.

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
The following table shows the location and impact of the adoption on certain periods of the Consolidated Statements of Earnings:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
Location	Before Adoption	Adoption Impact	After Adoption	Before Adoption	Adoption Impact	After Adoption
Cost of sales	$1,279	$1	$1,280	$3,602	$3	$3,605
Other expenses, net	$15	$3	$18	$68	$(25)	$43
Non-operating (income) expense	$—	$(4)	$(4)	$—	$23	$23
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
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended September 30,
	2018			2017
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$1	$2	$2	$1	$3
Interest cost	9	3	12	10	2	12
Expected return on plan assets	(14)	(4)	(18)	(14)	(4)	(18)
Amortization of actuarial loss	3	1	4	3	—	3
Settlement loss	—	—	—	—	(2)	(2)
Net periodic pension (gain)/cost	$(1)	$1	$—	$1	$(3)	$(2)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

	Nine Months Ended September 30,
	2018			2017
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$4	$4	$8	$5	$4	$9
Interest cost	26	10	36	30	10	40
Expected return on plan assets	(41)	(14)	(55)	(43)	(16)	(59)
Amortization of actuarial loss	9	2	11	10	3	13
Settlement losses	—	—	—	—	28	28
Net periodic pension (gain)/cost	$(2)	$2	$—	$2	$29	$31
The Company expects to contribute approximately $25 million in cash to the U.S. pension plans and another $13 million to non-U.S. plans during 2018. The Company made cash contributions of $34 million to the plans during the nine months ended September 30, 2018.
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
The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$1	$2
Interest cost	3	2	6	6
Amortization of prior service cost	(1)	(1)	(3)	(3)
Amortization of actuarial loss	(2)	—	(5)	(2)
Net periodic benefit cost/(gain)	$—	$1	$(1)	$3

13.	CONTINGENT LIABILITIES AND OTHER MATTERS

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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of September 30, 2018, the Company was involved with a total of 23 sites worldwide, including 8 Superfund and state equivalent sites and 15 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil and groundwater contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At September 30, 2018, the Company had an accrual totaling $17 million for these costs, of which the current portion is $8 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

14.	STOCK COMPENSATION

Stock Plans

2016 Stock Plan

On April 21, 2016, the Company’s stockholders approved the Owens Corning 2016 Stock Plan (the “2016 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At September 30, 2018, the number of shares remaining available under the 2016 Stock Plan for all stock awards was 2.5 million.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	STOCK COMPENSATION (continued)

Stock Options
The Company did not grant any stock options during the nine months ended September 30, 2018. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four-year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is 10 years.
During the nine months ended September 30, 2018, the Company recognized expense of less than $1 million related to the Company's stock options. The Company did not recognize any stock option expense during the three months ended September 30, 2018. During both the three and nine months ended September 30, 2017, the Company recognized expense of less than $1 million and $1 million, respectively, related to the Company's stock options. As of September 30, 2018, there was no unrecognized compensation cost related to stock options. The total aggregate intrinsic value of options outstanding as of September 30, 2018 was $8 million.
The following table summarizes the Company’s stock option activity:

	Nine Months Ended September 30, 2018
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	518,725	$37.17
Exercised	(39,100)	37.05
Forfeited	(750)	37.65
Ending Balance	478,875	$37.18
The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at September 30, 2018	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
13.89 - 42.16	478,875	4.26	$37.18	478,875	4.26	$37.18

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
During the three and nine months ended September 30, 2018, the Company recognized expense of $6 million and $17 million, respectively, related to the Company's restricted stock. During the three and nine months ended September 30, 2017, the Company recognized expense of $5 million and $16 million, respectively, related to the Company's restricted stock. As of September 30, 2018, there was $41 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.57 years. The total fair value of shares vested during the nine months ended September 30, 2018 and 2017 was $22 million and $18 million, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	STOCK COMPENSATION (continued)

The following table summarizes the Company’s restricted stock activity:

	Nine Months Ended September 30, 2018
	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,752,136	$42.40
Granted	349,754	85.75
Vested	(532,237)	41.63
Forfeited	(69,737)	52.87
Ending Balance	1,499,916	$52.16
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
In the nine months ended September 30, 2018, the Company granted both internal company-based and external-based metric PSUs.
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
During the three and nine months ended September 30, 2018, the Company recognized expense of $5 million and $14 million, respectively, related to the Company's PSUs. During the three and nine months ended September 30, 2017, the Company recognized expense of $4 million and $12 million, respectively, related to the Company's PSUs. As of September 30, 2018, there was $19

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	STOCK COMPENSATION (continued)

million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.65 years.
The following table summarizes the Company’s PSU activity:

	Nine Months Ended September 30, 2018
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	451,148	$53.96
Granted	171,725	94.14
Forfeited	(48,396)	60.92
Ending Balance	574,477	$65.38
Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (ESPP). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. At the approval date, 2.0 million shares were available for purchase under the ESPP. As of September 30, 2018, 0.8 million shares remain available for purchase.
During the three and nine months ended September 30, 2018, the Company recognized expense of $1 million and $3 million, respectively, related to the Company's ESPP. During the three and nine months ended September 30, 2017, the Company recognized expense of $1 million and $2 million, respectively, related to the Company's ESPP. As of September 30, 2018, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings attributable to Owens Corning	$161	$96	$374	$293
Weighted-average number of shares outstanding used for basic earnings per share	110.0	111.0	110.8	111.6
Non-vested restricted and performance shares	0.7	1.4	0.7	1.4
Options to purchase common stock	0.2	0.3	0.2	0.2
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	110.9	112.7	111.7	113.2
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$1.46	$0.86	$3.38	$2.63
Diluted	$1.45	$0.85	$3.35	$2.59
For the three and nine months ended September 30, 2018, the number of shares used in the calculation of diluted earnings per share did not include 0.3 million non-vested restricted shares and 0.3 million non-vested performance shares, due to their anti-dilutive effect. For the three and nine months ended September 30, 2017, we did not have any non-vested performance shares that had an anti-dilutive effect on earnings per share.
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 3.0 million shares of its common stock for $203 million during the nine months ended September 30, 2018, under the Repurchase Authorization. As of September 30, 2018, 4.6 million shares remain available for repurchase under the Repurchase Authorization.

16.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income tax expense	$67	$32	$127	$142
Effective tax rate	29%	25%	25%	33%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2018 is primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates, an increase in U.S. federal tax expense on foreign earnings and other discrete adjustments, offset by a reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2018 is primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates, an increase in U.S. federal tax expense on foreign earnings, offset by excess tax benefits related to stock compensation, a reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets and other discrete adjustments.

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

The SEC issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), which provides guidance on the accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date to complete the accounting under ASC 740, "Income Taxes." The Company's accounting for the income tax effects of the Tax Act is incomplete. In accordance with SAB 118, a provisional charge was recorded in December 2017 based on reasonable estimates of certain effects of the Tax Act. Revised estimates in the third quarter resulted in a $2 million increase to the provisional charge. The Company was not yet able to make a reasonable estimate of the U.S. state tax effects of the Tax Act. Therefore, no provisional adjustment was recorded with respect to this item. We are continuing to evaluate the estimates used to record and disclose the effects of the Tax Act.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Currency Translation Adjustment
Beginning balance	$(272)	$(219)	$(183)	$(284)
Net investment hedge amounts classified into AOCI, net of tax	1	(6)	2	(15)
(Loss)/gain on foreign currency translation	(13)	33	(103)	107
Other comprehensive (loss)/income, net of tax	(12)	27	(101)	92
Ending balance	$(284)	$(192)	$(284)	$(192)
Pension and Other Postretirement Adjustment
Beginning balance	$(329)	$(415)	$(331)	$(429)
Amounts reclassified from AOCI to net earnings, net of tax (a)	1	4	3	22
Amounts classified into AOCI, net of tax	—	(2)	—	(6)
Other comprehensive income, net of tax	1	2	3	16
Ending balance	$(328)	$(413)	$(328)	$(413)
Hedging Adjustment
Beginning balance	$1	$—	$—	$3
Amounts reclassified from AOCI to net earnings, net of tax (b)	—	—	—	(1)
Amounts classified into AOCI, net of tax	1	—	2	(2)
Other comprehensive (loss)/income, net of tax	1	—	2	(3)
Ending balance	$2	$—	$2	$—
Total AOCI ending balance	$(610)	$(605)	$(610)	$(605)

(a)	These AOCI components are included in the computation of total Pension and OPEB expense and are recorded in Non-operating income. See Note 12 for additional information.

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
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $161 million in the third quarter of 2018, compared to $96 million in the same period of 2017. The Company reported $259 million in earnings before interest and taxes (EBIT) for the third quarter of 2018 compared to $227 million in the same period of 2017. The Company generated $267 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the third quarter of 2018 compared to $239 million in the same period of 2017. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. Third quarter of 2018 EBIT performance compared to the same period of 2017 increased $30 million and $2 million in our Insulation and Composites segments, respectively, and decreased $20 million in our Roofing segment. Within our Corporate, Other and Eliminations category, General corporate expense and other decreased by $16 million.
In our Insulation segment, EBIT in the third quarter of 2018 was $94 million compared to $64 million in the same period of 2017, primarily due to pricing gains and the impact of our acquisitions. In our Composites segment, EBIT was $64 million in the third quarter of 2018 compared to $62 million in the same period of 2017. In our Roofing segment, EBIT in the third quarter of 2018 was $127 million compared to $147 million in the same period in 2017, primarily due to lower sales volumes.
In the nine months ended September 30, 2018, the Company's operating activities provided $506 million of cash flow, compared to $694 million in the same period in 2017. The change was primarily driven by higher year-over-year growth of inventories in 2018.
On February 5, 2018, the Company acquired all of the outstanding equity of Paroc Group Oy ("Paroc"), a leading producer of mineral wool insulation for building and technical applications in Europe, for an enterprise value of approximately $1.1 billion (900 million Euro). The acquisition of Paroc expands the Company's mineral wool technology, grows its presence in the European insulation market, provides access to a variety of new end-use markets and increases the Insulation segment's geographic sales mix outside of the U.S. and Canada. Operating results of the acquisition and a preliminary purchase price allocation have been included in the Company’s Insulation segment in the Consolidated Financial Statements.

In May 2018, the Company entered into a new credit agreement covering our Senior Revolving Credit Facility (as defined below) with a maturity in 2023. This new agreement, among other things, removed all subsidiaries of the Company as guarantors under our Senior Revolving Credit Facility, unless certain conditions precedent are met that do not exist at this time.

In January 2018, the Company issued $400 million of 2048 senior notes with an annual interest rate of 4.40%. The proceeds from the senior notes, along with borrowings on a $600 million term loan commitment and the Receivables Securitization Facility (as defined below), were used to fund the purchase of Paroc in February 2018.

The Company repurchased 1.7 million shares of its common stock for $100 million in the third quarter of 2018 under a previously announced repurchase authorization (the "Share Repurchase Authorization"). As of September 30, 2018, 4.6 million shares remained available for repurchase under the Share Repurchase Authorization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$1,818	$1,703	$5,333	$4,778
Gross margin	$448	$423	$1,221	$1,173
% of net sales	25%	25%	23%	25%
Marketing and administrative expenses	$159	$159	$531	$456
Other expenses, net	$13	$19	$39	$43
Non-operating (income) expense	$(4)	$(4)	$(11)	$23
Earnings before interest and taxes	$259	$227	$596	$587
Interest expense, net	$31	$28	$92	$81
Loss on extinguishment of debt	$—	$71	$—	$71
Income tax expense	$67	$32	$127	$142
Net earnings attributable to Owens Corning	$161	$96	$374	$293
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the third quarter and year-to-date 2018, net sales increased $115 million and $555 million, respectively, compared to the same periods in 2017. For the third quarter and year-to-date comparison, the increase in net sales was driven by the acquisition of Paroc in February 2018 and higher selling prices, partially offset by the impact of lower sales volumes in our Roofing segment.
GROSS MARGIN
In the third quarter and year-to-date 2018, gross margin increased $25 million and $48 million, respectively, compared to the same periods in 2017. For the third quarter and year-to-date comparison, the increase was driven by the contribution of our Paroc acquisition and higher selling prices in our Insulation and Roofing segments, partially offset by input cost inflation and higher transportation costs in all three segments.
MARKETING AND ADMINISTRATIVE EXPENSES
Marketing and administrative expenses for the third quarter were flat compared to the same period in 2017. Year-to-date 2018 marketing and administrative expenses increased $75 million compared to the same period in 2017. For the third quarter comparison, higher selling, general and administrative expenses in our Insulation segment, primarily due to our acquisition of Paroc, were offset by lower general corporate expenses. For the year-to-date comparison, the increase was primarily due to higher selling, general and administrative expenses in our Insulation segment, primarily due to our acquisitions, partially offset by lower general corporate expenses.
INTEREST EXPENSE, NET
Third quarter and year-to-date 2018 interest expense, net increased $3 million and $11 million, respectively, compared to the same periods in 2017, primarily due to higher long-term debt balances in connection with our acquisitions.
NON-OPERATING (INCOME) EXPENSE

Third quarter non-operating (income) expense was flat compared to the same period in 2017. Year-to-date 2018 non-operating (income) expense increased $34 million compared to the same period in 2017, primarily due to pension settlement losses recognized in the prior year.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME TAX EXPENSE
Income tax expense for the three and nine months ended September 30, 2018 was $67 million and $127 million, respectively. For the third quarter 2018, the Company's effective tax rate was 29% and for the nine months ended September 30, 2018, the Company's effective tax rate was 25%.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2018 was primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates, an increase in U.S. federal tax expense on foreign earnings and other discrete adjustments, offset by a reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2018 is primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates, an increase in U.S. federal tax expense on foreign earnings, offset by excess tax benefits related to stock compensation, a reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets and other discrete adjustments.

In December 2017, the U.S. government enacted tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The SEC issued Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), providing guidance on accounting for the Tax Act. The Company has not completed the accounting for the income tax effects of the Tax Act. In accordance with SAB 118, a provisional charge was recorded in December 2017 based on reasonable estimates of certain effects of the Tax Act. Revised estimates in the third quarter resulted in a $2 million increase to the provisional charge. Additionally, the Company has not yet been able to make a reasonable estimate of the U.S. state tax effects of the Tax Act. Therefore, no provision adjustment has been recorded with respect to this item.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions by a range of $0 million to $2 million.
Income tax expense for the three and nine months ended September 30, 2017 was $32 million and $142 million, respectively. For the third quarter 2017, the Company's effective tax rate was 25% and for the nine months ended September 30, 2017, the Company's effective tax rate was 33%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 35% for the three and nine months ended September 30, 2017, was primarily due to the reversal of a valuation allowance recorded in prior years against certain Asian net deferred tax assets, an increase in U.S. research and development tax credits, the benefit of lower foreign tax rates and other discrete adjustments.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2018	2017	2018	2017
Restructuring costs	Cost of sales	$(3)	$(7)	$(15)	$(11)
Restructuring costs	Other expenses, net	(4)	(1)	(4)	(26)
Acquisition-related costs	Marketing and administrative expenses	(1)	(1)	(7)	(3)
Acquisition-related costs	Other expenses, net	—	—	(9)	(9)
Recognition of acquisition inventory fair value step-up	Cost of sales	—	(5)	(2)	(5)
Total restructuring, acquisition and integration-related costs		$(8)	$(14)	$(37)	$(54)

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restructuring costs	$(7)	$(8)	$(19)	$(37)
Acquisition-related costs	(1)	(1)	(16)	(12)
Recognition of acquisition inventory fair value step-up	—	(5)	(2)	(5)
Litigation settlement gain, net of legal fees	—	—	—	29
Pension settlement gains / (losses)	—	2	—	(28)
Total adjusting items	$(8)	$(12)	$(37)	$(53)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from Net earnings attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$161	$96	$374	$293
Net earnings attributable to noncontrolling interests	1	—	2	—
NET EARNINGS	162	96	376	293
Equity in net earnings / (loss) of affiliates	1	—	(1)	—
Income tax expense	67	32	127	142
EARNINGS BEFORE TAXES	228	128	504	435
Interest expense, net	31	28	92	81
Loss on extinguishment of debt	—	71	—	71
EARNINGS BEFORE INTEREST AND TAXES	259	227	596	587
Adjusting items from above	(8)	(12)	(37)	(53)
ADJUSTED EBIT	$267	$239	$633	$640
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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$508	$514	$1,560	$1,562
% change from prior year	-1%	4%	—%	5%
EBIT	$64	$62	$195	$217
EBIT as a % of net sales	13%	12%	13%	14%
Depreciation and amortization expense	$36	$36	$109	$107

NET SALES

In our Composites segment, net sales in the third quarter 2018 decreased $6 million compared to the same period in 2017. The negative impact of translating sales denominated in foreign currencies into United States dollars decreased sales by $14 million quarter-over-quarter. This impact was partially offset, about equally, by slightly higher sales volumes and favorable product mix.

For the year-to-date 2018, net sales in our Composites segment decreased $2 million compared to the same period in 2017. The decrease was driven by lower sales volumes of about 2%, largely offset by a $15 million positive impact of translating sales denominated in foreign currencies into United States dollars and favorable product mix.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT

In our Composites segment, EBIT in the third quarter of 2018 increased $2 million compared to the same period in 2017. The negative impact of input cost inflation and transportation costs of $13 million was largely offset by $10 million of improved manufacturing performance quarter-over-quarter. Higher rebuild and start-up costs in the third quarter of 2018 were offset by the absence of the $10 million charge for allowance for doubtful accounts that was recorded in the third quarter of 2017. EBIT benefited $3 million quarter over quarter from lower selling, general and administrative expenses.

For the year-to-date 2018, EBIT decreased $22 million compared to the same period in 2017. Input cost and transportation inflation drove $28 million of the year-over-year decline. Higher rebuild and start-up costs of $15 million were more than offset by $10 million in improved manufacturing performance and the $10 million favorable variance from the prior year bad debt charge. The negative impact of slightly lower sales volumes was largely offset by lower selling, general and administrative expenses.

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue over the long term. In 2018, we expect our volume to lag growth in global industrial production due to lower pull-through from roofing demand.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$710	$568	$1,988	$1,406
% change from prior year	25%	19%	41%	10%
EBIT	$94	$64	$175	$98
EBIT as a % of net sales	13%	11%	9%	7%
Depreciation and amortization expense	$47	$36	$138	$89
NET SALES
In our Insulation segment, net sales in the third quarter of 2018 increased $142 million compared to the same period in 2017. The increase was primarily driven by the $121 million impact of our acquisition of Paroc and higher selling prices of $40 million. This growth was partially offset, about equally, by lower sales volumes of about 2% and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.
For the year-to-date 2018, net sales in our Insulation segment increased $582 million compared to the same period in 2017. The increase was primarily driven by the $463 million impact of our acquisitions of Paroc and Pittsburgh Corning (which was included in the other categories following the one-year post-acquisition period), higher selling prices of $87 million and slightly higher sales volumes of about 1%. The remaining increase was driven by favorable customer mix and the favorable impact of translating sales denominated in foreign currencies into United States dollars.
EBIT
In our Insulation segment, EBIT in the third quarter of 2018 increased by $30 million compared to the same period in 2017. The EBIT improvement was driven by higher selling prices of $40 million, partially offset by $5 million of higher rebuild and start-up costs and slightly higher selling, general and administrative costs. The $14 million contribution from our acquisition of Paroc was offset by $16 million of input cost inflation and higher transportation costs.
For the year-to-date 2018, EBIT in our Insulation segment increased by $77 million compared to the same period in 2017, primarily driven by higher selling prices of $87 million. The $45 million favorable impact from of our acquisitions of Paroc and Pittsburgh

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corning (which was included in the other categories following the one-year post-acquisition period) was more than offset by $39 million of combined input cost inflation and higher transportation costs and $14 million of higher year-over-year rebuild and start-up costs. Slightly higher selling, general and administrative costs were partially offset by the impact of higher sales volumes early in the year.
DEPRECIATION AND AMORTIZATION
In our Insulation segment, depreciation and amortization expense in the third quarter and year-to-date 2018 increased by $11 million and $49 million, respectively, compared to the same periods in 2017. Our third quarter results include $12 million of depreciation related to property, plant and equipment and $6 million related to amortization of intangible assets related to our acquisitions of Paroc and Pittsburgh Corning. Year-to-date 2018 results include $35 million of depreciation related to property, plant and equipment and amortization of $17 million related to our Paroc and Pittsburgh Corning acquisitions.
OUTLOOK
The outlook for Insulation demand is driven by new residential construction, remodeling and repair activity, commercial construction and industrial construction activity in the United States, Canada, Europe and Asia-Pacific. Demand for commercial and industrial insulation is most closely correlated to gross domestic product growth in the global markets we serve. Demand for residential insulation is most closely correlated to U.S. housing starts. During the third quarter of 2018, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.218 million, up from an annual average of approximately 1.172 million starts in the third quarter of 2017. The Company expects its Insulation segment to benefit from continued global gross domestic product growth and an overall strengthening of the U.S. housing market (including higher capacity utilization and improved pricing).
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$645	$682	$1,946	$1,993
% change from prior year	-5%	13%	-2%	16%
EBIT	$127	$147	$351	$427
EBIT as a % of net sales	20%	22%	18%	21%
Depreciation and amortization expense	$13	$13	$38	$37
NET SALES
In our Roofing segment, net sales in the third quarter of 2018 decreased by $37 million compared to the same period in 2017. The decrease was primarily driven by lower sales volumes of about 15% on lower shingle volumes, partially offset by $48 million of higher selling prices and higher third-party asphalt sales driven by higher selling prices.
For the year-to-date 2018, net sales in our Roofing segment decreased by $47 million compared to the same period in 2017. The decrease was driven by lower sales volumes of about 9% on primarily lower shingle volumes, partially offset by $84 million of higher selling prices, $14 million of favorable product mix, and $24 million of higher third-party asphalt sales driven by higher selling prices.
EBIT
In our Roofing segment, EBIT in the third quarter of 2018 decreased by $20 million compared to the same period in 2017. Higher selling prices of $48 million more than offset $19 million of asphalt cost inflation and $19 million of combined other input inflation and transportation costs. The remaining unfavorable variance was driven primarily by lower sales volumes.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the year-to-date 2018, EBIT in our Roofing segment decreased by $76 million compared to the same period in 2017. Higher selling prices of $84 million more than offset $81 million of input cost inflation ($45 million of which was related to asphalt costs). The impact of lower sales volumes and $23 million of higher transportation costs contributed to the year-over-year decrease.
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
Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restructuring costs	$(7)	$(8)	$(19)	$(37)
Acquisition-related costs	(1)	(1)	(16)	(12)
Recognition of acquisition inventory fair value step-up	—	(5)	(2)	(5)
Litigation settlement gain, net of legal fees	—	—	—	29
Pension settlement gains / (losses)	—	2	—	(28)
General corporate expense and other	(18)	(34)	(88)	(102)
EBIT	$(26)	$(46)	$(125)	$(155)
Depreciation and amortization	$11	$16	$38	$36

EBIT
In Corporate, Other and Eliminations, EBIT losses for the third quarter 2018 were lower by $20 million compared to the same period in 2017. EBIT improvement in the third quarter of 2018 was primarily driven by lower performance-based compensation and acquisition-related costs. See details of these costs in the table above and further explained in both the Restructuring and Acquisition-Related Costs paragraph of MD&A and Note 10 of the Consolidated Financial Statements.
For the year-to-date 2018, Corporate, Other and Eliminations EBIT losses were lower by $30 million due to the impact of lower restructuring costs, lower performance-based compensation and lower pension-related costs. See details of these costs in the table above and further explained in both the Restructuring and Acquisition-Related Costs paragraph of MD&A and Note 10 of the Consolidated Financial Statements.
General corporate expense and other for the third quarter 2018 was lower by $16 million compared to the same period in 2017, primarily driven by lower performance-based compensation. General corporate expense and other for the year-to-date 2018 was lower by $14 million compared to the same period in 2017, primarily driven by lower performance-based compensation and pension-related costs.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization in the third quarter and year-to-date of 2018 was lower by $5 million and higher by $2 million, respectively, compared to the same periods in 2017. For the third quarter comparison, the decrease is primarily due to higher accelerated depreciation recorded in 2017 related to our restructuring actions.
OUTLOOK
In 2018, we expect general corporate expenses to range between $125 million to $130 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary external sources of liquidity are its Senior Revolving Credit Facility and its Receivables Securitization Facility.

The Company has an $800 million senior revolving credit facility (the "Senior Revolving Credit Facility") with a maturity date in May 2023. In May 2018, the Company entered into a new credit agreement to extend its maturity to May 2023 and remove the $600 million of uncommitted incremental loans permitted under the facility. The new agreement also removed all subsidiaries of the Company as guarantors under the Senior Revolving Credit Facility, unless certain conditions precedent are met that do not exist at this time.
The Company has a $280 million securitization facility (the "Receivables Securitization Facility") that has been amended from time to time, which matures in May 2020. The facility was most recently amended in April 2018 to increase the borrowing limit from $250 million to $280 million. No other significant terms impacting liquidity were amended.
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	As of September 30, 2018
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	n/a	13
Outstanding borrowings	43	264
Outstanding letters of credit	9	3
Availability on facility	$748	$—
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
The Company has no significant debt maturities of senior notes before 2022, with our Senior Revolving Credit Facility and Receivables Securitization Facility maturing in 2023 and 2020, respectively. The Company also has a $600 million term loan borrowing that must be repaid by 2021. As of September 30, 2018, the Company had $3.7 billion of total debt and cash and cash equivalents of $136 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of September 30, 2018, and December 31, 2017, the Company had $129 million and $101 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company's analysis of whether to change its indefinite reinvestment assertion on account of the Tax Act is incomplete. Therefore, we continue to assert indefinite reinvestment in accordance with ASC 740 based on the laws prior to enactment of the Tax Act and do not provide for foreign withholding taxes on the undistributed earnings of our foreign subsidiaries.
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
The agreements governing our Senior Revolving Credit Facility, Receivables Securitization Facility, and Term Loan Commitments contain various covenants that we believe are usual and customary. The Senior Revolving Credit Facility and the Receivables Securitization Facility each include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of September 30, 2018.
Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$136	$168
Net cash flow provided by operating activities	$506	$694
Net cash flow used for investing activities	$(1,551)	$(810)
Net cash flow provided by financing activities	$953	$154
Availability on the Senior Revolving Credit Facility	$748	$791
Availability on the Receivables Securitization Facility	$—	$115
Operating activities: For the nine months ended September 30, 2018, the Company's operating activities provided $506 million of cash compared to $694 million provided in the same period in 2017. The change in cash provided by operating activities was primarily due to a larger increase in operating assets and liabilities (mainly inventories) in 2018 compared to the same period of 2017.
Investing activities: Net cash flow used for investing activities increased $741 million for the nine months ended September 30, 2018 compared to the same period of 2017, primarily driven by higher spending on acquisitions year-over-year and higher cash paid for property, plant and equipment.
Financing activities: Net cash provided by financing activities was $953 million for the nine months ended September 30, 2018, compared to $154 million in the same period in 2017. The change of $799 million was primarily due to higher long-term debt inflows to fund the purchase of Paroc in the first quarter of 2018 (see Note 11 of the Consolidated Financial Statements and the Liquidity section above for further discussion of activities related to debt).
2018 Investments
Capital Expenditures: The Company will continue a balanced approach to the use of its cash flow. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2018 are expected to be approximately $500 million, which is roughly $50 million greater than expected depreciation and amortization. Capital spending in excess of depreciation and amortization is primarily due to spending for our Composites expansion in India and growth projects in our Roofing and Insulation segments, including the construction of a Paroc mineral wool insulation manufacturing line in Poland that was in progress at the date of the acquisition. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Tax Net Operating Losses and U.S Foreign Tax Credits
There have been no material changes to the disclosure in our 2017 Form 10-K. We are continuing to evaluate the estimates used to record and disclose the effects of the Tax Act.
Pension Contributions
Please refer to Note 12 of the Consolidated Financial Statements. The Company expects to contribute $38 million in cash to its global pension plans during 2018. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.
Derivatives
Please refer to Note 5 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Notes 5 and 11 of the Consolidated Financial Statements.
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the nine months ended September 30, 2018, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended September 30, 2018, our RIR was 0.36 as compared to 0.46 in the same period a year ago. For the nine months ended September 30, 2018, our RIR was 0.46 as compared to 0.48 in the same period a year ago.
ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1 of the Consolidated Financial Statements.
ENVIRONMENTAL MATTERS
Please refer to Note 13 of the Consolidated Financial Statements.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” "appear," "assume," “believe,” “estimate,” “expect,” "forecast," “intend,” “likely,” “may,” “plan,” “project,” "seek," "should," “strategy,” "will" and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors and actual results may differ materially from those results projected in the statements. These risks, uncertainties and other factors include, without limitation:

•	relationships with key customers;

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	levels of residential and commercial construction activity;

•	competitive and pricing factors;

•	levels of global industrial production;

•	demand for our products;

•	industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;

•	domestic and international economic and political conditions, policies or other governmental actions, legislation and related regulations or interpretations, in the United States or elsewhere;

•	changes to tariff, trade or investment policies or laws;

•	the impact of recent tax reform legislation and related actions, interpretations and regulatory guidance;

•	foreign exchange and commodity price fluctuations;

•	our level of indebtedness;

•	weather conditions;

•	availability and cost of credit;

•	availability and cost of energy, transportation, raw materials, and other inputs;

•	issues involving implementation and protection of information technology systems;

•	labor disputes;

•	legal and regulatory proceedings, including litigation and environmental actions;

•	our ability to utilize our net operating loss carryforwards;

•	research and development activities and intellectual property protection;

•	interest rate movements;

•	uninsured losses;

•	issues related to acquisitions, divestitures and joint ventures;

•	achievement of expected synergies, cost reductions and/or productivity improvements;

•	defined benefit plan funding obligations; and

•	price volatility in certain wind energy markets in the U.S.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the nine months ended September 30, 2018. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2017 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.

Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2018	300,937		$62.81	300,000	5,939,176
August 1-31, 2018	1,361,188		59.80	1,357,450	4,581,726
September 1-30, 2018	1,998		56.56	—	4,581,726
Total	1,664,123	*	$60.34	1,657,450	4,581,726

*	The Company retained an aggregate of 6,673 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated transactions, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.7 million shares of its common stock for $100 million during the three months ended September 30, 2018 under the Repurchase Authorization. As of September 30, 2018, 4.6 million shares remain available for repurchase under the Repurchase Authorization.

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

OWENS CORNING

Registrant

Date:	October 24, 2018	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer

Date:	October 24, 2018	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller