Form 10-Q
period 2019-03-31
Owens Corning
filed 2019-04-24
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Yes ☑             No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
Yes ☐             No ☑
As of April 19, 2019, 108,569,534 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,

	2019	2018
NET SALES	$1,667	$1,691
COST OF SALES	1,342	1,336
Gross margin	325	355
OPERATING EXPENSES
Marketing and administrative expenses	182	185
Science and technology expenses	22	23
Other expenses, net	5	20
Total operating expenses	209	228
OPERATING INCOME	116	127
Non-operating income	(2)	(4)
EARNINGS BEFORE INTEREST AND TAXES	118	131
Interest expense, net	36	28
EARNINGS BEFORE TAXES	82	103
Income tax expense	39	11
Equity in net earnings of affiliates	1	—
NET EARNINGS	44	92
Net earnings attributable to noncontrolling interests	—	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$44	$92
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.40	$0.83
Diluted	$0.40	$0.82
WEIGHTED AVERAGE COMMON SHARES
Basic	109.5	111.5
Diluted	110.1	112.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2019	2018
NET EARNINGS	$44	$92
Currency translation adjustment (net of tax of $(3) and $6 for the three months ended March 31, 2019 and 2018, respectively)	11	(15)
Pension and other postretirement adjustment (net of tax of $0 and $(2) for the three months ended March 31, 2019 and 2018, respectively)	(1)	(2)
Hedging adjustment (net of tax of $1 and $0 for the three months ended March 31, 2019 and 2018, respectively)	(1)	1
COMPREHENSIVE EARNINGS	53	76
Comprehensive earnings attributable to noncontrolling interests	—	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$53	$76

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	March 31, 2019	December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$82	$78
Receivables, less allowances of $12 at March 31, 2019 and $16 at December 31, 2018	1,040	794
Inventories	1,109	1,072
Assets held for sale	3	3
Other current assets	99	73
Total current assets	2,333	2,020
Property, plant and equipment, net	3,776	3,811
Operating lease right-of-use assets	235	—
Goodwill	1,935	1,949
Intangible assets	1,758	1,779
Deferred income taxes	44	43
Other non-current assets	184	169
TOTAL ASSETS	$10,265	$9,771
LIABILITIES AND EQUITY
Current liabilities	$1,275	$1,278
Long-term debt, net of current portion	3,711	3,362
Pension plan liability	258	268
Other employee benefits liability	187	190
Non-current operating lease liabilities	168	—
Deferred income taxes	169	141
Other liabilities	195	208
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,025	4,028
Accumulated earnings	2,033	2,013
Accumulated other comprehensive deficit	(647)	(656)
Cost of common stock in treasury (c)	(1,150)	(1,103)
Total Owens Corning stockholders’ equity	4,262	4,283
Noncontrolling interests	40	41
Total equity	4,302	4,324
TOTAL LIABILITIES AND EQUITY	$10,265	$9,771

(a)	10 shares authorized; none issued or outstanding at March 31, 2019 and December 31, 2018

(b)	400 shares authorized; 135.5 issued and 108.6 outstanding at March 31, 2019; 135.5 issued and 109.5 outstanding at December 31, 2018

(c)	26.9 shares at March 31, 2019 and 26.0 shares at December 31, 2018
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2018	109.5	$1	26.0	$(1,103)	$4,028	$2,013	$(656)	$41	$4,324
Net earnings attributable to Owens Corning	—	—	—	—	—	44	—	—	44
Currency translation adjustment	—	—	—	—	—	—	11	(1)	10
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.4	—	(0.4)	14	(14)	—	—	—	—
Purchases of treasury stock	(1.3)	—	1.3	(61)	—	—	—	—	(61)
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared (e)	—	—	—	—	—	(24)	—	—	(24)
Balance at March 31, 2019	108.6	$1	26.9	$(1,150)	$4,025	$2,033	$(647)	$40	$4,302

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2017	111.5	$1	24.0	$(911)	$4,011	$1,575	$(514)	$42	$4,204
Net earnings attributable to Owens Corning	—	—	—	—	—	92	—	—	92
Currency translation adjustment	—	—	—	—	—	—	(15)	1	(14)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(2)	—	(2)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	1	—	1
Issuance of common stock under share-based payment plans	0.6	—	(0.6)	21	(21)	—	—	—	—
Purchases of treasury stock	(1.1)	—	1.1	(113)	—	—	—	—	(113)
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Cumulative effect of accounting change (d)	—	—	—	—	—	(12)	—	—	(12)
Dividends declared (e)	—	—	—	—	—	(24)	—	—	(24)
Balance at March 31, 2018	111.0	1.0	24.5	$(1,003)	$3,999	$1,631	$(530)	$43	$4,141

(a)	Additional Paid in Capital (APIC)

(b)	Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)

(c)	Noncontrolling Interest (“NCI”)

(d)
Cumulative effect of accounting change relates to our adoption of accounting standard updates (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," and ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)."

(e)	Dividends declared of $0.22 per share and $0.21 per share as of March 31, 2019 and March 31, 2018, respectively.

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2019	2018
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings	$44	$92
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	113	109
Deferred income taxes	29	1
Stock-based compensation expense	11	9
Other non-cash	15	(1)
Changes in operating assets and liabilities	(346)	(284)
Pension fund contribution	(8)	(6)
Payments for other employee benefits liabilities	(6)	(6)
Other	(3)	(4)
Net cash flow used for operating activities	(151)	(90)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(98)	(101)
Proceeds from the sale of assets or affiliates	—	14
Investment in subsidiaries and affiliates, net of cash acquired	—	(1,121)
Other	3	1
Net cash flow used for investing activities	(95)	(1,207)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	—	389
Proceeds from senior revolving credit and receivables securitization facilities	548	565
Payments on senior revolving credit and receivables securitization facilities	(182)	(197)
Proceeds from term loan borrowing	—	600
Net decrease in short-term debt	(13)	—
Dividends paid	(48)	(46)
Purchases of treasury stock	(61)	(111)
Other	(3)	1
Net cash flow provided by financing activities	241	1,201
Effect of exchange rate changes on cash	10	(10)
Net increase (decrease) in cash, cash equivalents, and restricted cash	5	(106)
Cash, cash equivalents and restricted cash at beginning of period	85	253
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$90	$147

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2018 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("U.S."). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K"). Certain reclassifications have been made to the periods presented for 2018 to conform to the classifications used in the periods presented for 2019.
Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $8 million, $7 million, $7 million and $7 million as of March 31, 2019, December 31, 2018, March 31, 2018 and December 31, 2017, respectively. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

Accounting Pronouncements

The following table summarizes recent ASU issued by the Financial Accounting Standards Board (FASB) that could have an impact on the Company's Consolidated Financial Statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently adopted standards:
ASU 2016-02, "Leases (Topic 842)," as amended by ASU 2017-13, 2018-01, 2018-10, 2018-11, and 2019-01
The standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The recognition and presentation of expenses will depend on classification as a finance or operating lease. Entities may elect to apply the provisions of the new leasing standard on January 1, 2019, without adjusting the comparative periods presented by recognizing a cumulative-effect adjustment to the opening balance of retained earnings.
January 1, 2019
We adopted this standard using the optional transition method in the first quarter of 2019. Please refer to Note 9 of the Consolidated Financial Statements for transition disclosures as well as other ongoing disclosure requirements.

Recently issued standards:
ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)"
This standard replaces the incurred loss methodology for recognizing credit losses with a current expected credit losses model and applies to all financial assets, including trade receivables. Entities will adopt the standard using a modified-retrospective approach.
January 1, 2020
We are currently assessing the impact this standard will have on our Consolidated Financial Statements. Our current accounts receivable policy (as described in Note 1 of our 2018 Form 10-K) uses historical and current information to estimate the amount of probable credit losses in our existing accounts receivable. We have not yet analyzed our current systems and methods to determine the impact of using forward-looking information to estimate expected credit losses.

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

	Three Months Ended March 31,
	2019	2018
Reportable Segments
Composites	$513	$511
Insulation	591	596
Roofing	614	642
Total reportable segments	1,718	1,749
Corporate eliminations	(51)	(58)
NET SALES	$1,667	$1,691

External Customer Sales by Geographic Region
United States	$1,100	$1,128
Europe	296	279
Asia-Pacific	149	142
Rest of world	122	142
NET SALES	$1,667	$1,691

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended March 31,
	2019	2018
Reportable Segments
Composites	$57	$60
Insulation	15	32
Roofing	74	97
Total reportable segments	146	189
Restructuring gains (costs)	2	(5)
Acquisition-related costs	—	(14)
Recognition of acquisition inventory fair value step-up	—	(2)
General corporate expense and other	(30)	(37)
Total corporate, other and eliminations	(28)	(58)
EBIT	$118	$131

3.    REVENUE

The following table shows a disaggregation of Net sales (in millions):

	For the three months ended March 31, 2019
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$67	$196	$551	$(48)	$766
U.S. commercial and industrial	154	155	25	—	334
Europe	150	143	4	(1)	296
Asia-Pacific	112	34	3	—	149
Rest of world	30	63	31	(2)	122
NET SALES	$513	$591	$614	$(51)	$1,667

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
As of December 31, 2018, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $53 million, of which $13 million was recognized as revenue in the first three months of 2019. As of March 31, 2019, our contract liability balances totaled $53 million.

4.    INVENTORIES
Inventories consist of the following (in millions):

	March 31, 2019	December 31, 2018
Finished goods	$767	$730
Materials and supplies	342	342
Total inventories	$1,109	$1,072

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2019 and December 31, 2018, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.        DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	March 31, 2019	December 31, 2018
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other current assets	$9	$9
Cross currency swaps	Other non-current assets	$1	$—
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$5	$17
Cash flow hedges:
Natural gas forward swaps	Accounts payable and accrued liabilities	$3	$1
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$17	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Accounts payable and accrued liabilities	$1	$8
Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended March 31,
	Location	2019	2018
Derivative activity designated as hedging instruments:
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$(3)	$(3)
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of gain recognized in earnings (a)	Other expenses, net	$(19)	$(4)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.        DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Comprehensive Earnings Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (in millions):

		Amount of (Gain) Loss Recognized in Comprehensive Earnings
		Three Months Ended March 31,
Hedging Type	Derivative Financial Instrument	2019	2018
Net investment hedge	Cross-currency swaps	$(13)	$25
Cash flow hedge	Natural gas forward swaps	$2	$(1)
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of March 31, 2019, the notional amounts of these natural gas forward swaps was 2 MMBtu (or MMBtu equivalent) based on U.S. and European indices.
Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). The Company uses cross-currency forward contracts to hedge a portion of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. As of March 31, 2019, the notional amount of these derivative financial instruments was $516 million related to the U.S Dollar and European Euro.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of March 31, 2019, the Company had notional amounts of $735 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, European Euro, Indian Rupee, Japanese Yen, and South Korean Won. In addition, the Company had notional amounts of $113 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Russian Ruble, Polish Zloty and Swedish Krona. Lastly, the Company had notional amounts of $5 million for non-designated derivative financial instruments related to foreign currency exposures in Swedish Krona primarily related to the Danish Krone and Norwegian Krone.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

March 31, 2019	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20 years	$549	$(145)	$404
Technology	17 years	319	(138)	181
Other	13 years	63	(29)	34
Indefinite-lived intangible assets:
Trademarks		1,139	—	1,139
Total intangible assets		$2,070	$(312)	$1,758
Goodwill		$1,935

December 31, 2018	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20 years	$554	$(138)	$416
Technology	17 years	321	(134)	187
Other	14 years	60	(28)	32
Indefinite-lived intangible assets:
Trademarks		1,144	—	1,144
Total intangible assets		$2,079	$(300)	$1,779
Goodwill		$1,949
Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first three months of 2019. The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2018	$57	$1,495	$397	$1,949
Foreign currency translation	—	(13)	(1)	(14)
Balance at March 31, 2019	$57	$1,482	$396	$1,935

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Other Intangible Assets
The Other category below primarily includes franchise agreements and quarry and emission rights. The changes in the gross carrying amount of intangible assets by asset group are as follows (in millions):

	Customer Relationships	Technology	Trademarks	Other	Total
Balance at December 31, 2018	$554	$321	$1,144	$60	$2,079
Other additions, net	—	—	—	3	3
Foreign currency translation	(5)	(2)	(5)	—	(12)
Balance at March 31, 2019	$549	$319	$1,139	$63	$2,070
The estimated amortization expense for intangible assets for the next five years is as follows (in millions):

Period	Amortization
2020	$50
2021	$49
2022	$45
2023	$42
2024	$39

7.        PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	March 31, 2019	December 31, 2018
Land	$224	$224
Buildings and leasehold improvements	1,110	1,091
Machinery and equipment	4,784	4,628
Construction in progress	280	443
	6,398	6,386
Accumulated depreciation	(2,622)	(2,575)
Property, plant and equipment, net	$3,776	$3,811
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 11% of total machinery and equipment as of March 31, 2019 and December 31, 2018. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of about 3% of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.        ACQUISITIONS

Paroc Acquisition

On February 5, 2018, the Company acquired all the outstanding equity of Paroc Group Oy ("Paroc"), a leading producer of mineral wool insulation for building and technical applications in Europe, for $1,121 million, net of cash acquired. The acquisition of Paroc expands the Company's mineral wool technology, grows its presence in the European insulation market, provides access to a variety of new end-use markets and will increase the Insulation segment's geographic sales mix outside of the U.S. and Canada. Paroc's operating results have been included in the Company’s Insulation segment within the Consolidated Financial Statements since the date of the acquisition. During the first three months of 2019, the Consolidated Statements of Earnings included $38 million in Net Sales attributable to the acquisition (related to the one-year post-acquisition period). The pro forma effect of this acquisition on Net sales and Net earnings attributable to Owens Corning was immaterial.

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

9.    LEASES

ASU 2016-02 Adoption
On January 1, 2019, we adopted ASU 2016-02, "Leases (Topic 842)," and the related amendments (collectively "ASC 842"). We used the optional transition method of adoption, in which the cumulative effect of initially applying the new standard, as of January 1, 2019, to existing leases was $237 million to record the operating lease right-of-use assets and the related liabilities. Under this method of adoption, the comparative information in the Consolidated Financial Statements has not been revised and continues to be reported under the previously applicable lease accounting guidance (ASC 840). We elected the package of practical expedients permitted under the transition guidance which included the carry-forward of historical lease classification.
As of December 31, 2018, leases classified as capital leases under Accounting Standard Codification (ASC) 840 of $16 million were included in Property, plant and equipment, net. As of March 31, 2019, finance lease right-of-use assets of $15 million, which were previously classified as capital leases under ASC 840, are now included in Other non-current assets. As of both December 31, 2018 and March 31, 2019, liabilities associated with capital leases and finance leases are included in Long-term debt, as they represent indebtedness for bank covenant purposes.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.        LEASES (continued)

Leases
The Company leases certain equipment and facilities under both operating and finance leases expiring on various dates through 2032. The nature of these leases generally fall into the following five categories: real estate, material handling, fleet vehicles, office equipment and energy equipment.
For leases with initial terms greater than 12 months, we consider these our right-of-use assets and record the related asset and obligation at the present value of lease payments over the term. For leases with initial terms equal to or less than 12 months, we do not consider them as right-of-use assets and instead consider them short-term lease costs that are recognized on a straight-line basis over the lease term.
Many of our leases include escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when reasonably certain. These options to extend or terminate a lease are at our discretion. We have elected to take the practical expedient and not separate lease and non-lease components of contracts. We estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Our lease agreements do not contain any material residual value guarantees.
Balance Sheet Classification

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in millions):

Leases	Classification on Balance Sheet	March 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$235
Finance lease assets	Other non-current assets	15
Total lease assets		$250

Liabilities
Current
Operating	Current liabilities	$67
Finance	Current liabilities	4
Non-Current
Operating	Non-current operating lease liabilities	168
Finance	Long-term debt, net of current portion	16
Total lease liabilities		$255

Lease Costs

For the three months ended March 31, 2019, the Company recorded $20 million of operating lease expense and $3 million of short-term lease expense. The Company had an immaterial amount of finance lease expense and variable lease expense. Cash paid for operating leases approximated operating lease expense and non-cash right-of-use asset amortization for the three months ended March 31, 2019. We added $18 million of operating lease liabilities as a result of obtaining operating lease right-of-use assets in three months ended March 31, 2019.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.        LEASES (continued)

Other Information

The tables below present supplemental information related to leases for the three months ended March 31, 2019 (in millions):

Weighted-average remaining lease term (years)	March 31, 2019
Operating leases	4.5
Finance leases	4.7

Weighted-average discount rate	March 31, 2019
Operating leases	3.54%
Finance leases	7.61%
Maturities of Lease Liabilities
As presented in our 2018 Form 10-K, the minimum future rental commitments under ASC 840 for non-cancelable operating leases with initial maturities greater than one year, payable over the remaining lives of the leases at December 31, 2018 were (in millions):

Period	Minimum Future Rental Commitments
2019	$83
2020	$64
2021	$47
2022	$31
2023	$18
2024 and beyond	$27
Total rent expense was $106 million, $87 million and $79 million in the years ended December 31, 2018, 2017 and 2016, respectively.
The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of March 31, 2019 (in millions):

	Operating Leases	Finance Leases
2019	$79	$4
2020	69	5
2021	53	5
2022	35	4
2023	20	3
2024 and beyond	31	2
Total minimum lease payments	287	23
Less: implied interest	52	3
Present value of future minimum lease payments	235	20
Less: current lease obligations	67	4
Long-term lease obligations	$168	$16
As of March 31, 2019, we have an immaterial amount of leases that have not yet commenced.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10. WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2018 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$60	$55
Amounts accrued for current year	4	5
Settlements of warranty claims	(3)	(2)
Ending balance	$61	$58

11.    RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

Restructuring Costs

Pittsburgh Corning Acquisition-Related Restructuring
Following the acquisition of Pittsburgh Corning into the Company's Insulation segment, the Company took actions to realize expected synergies from the newly acquired operations. The Company does not expect to recognize significant incremental costs throughout 2019.

2017 Cost Reduction Actions
During the second quarter of 2017, the Company took actions to avoid future capital outlays and reduce costs in its Composites segment, mainly through decisions to close certain sub-scale manufacturing facilities in Asia Pacific (including Doudian, Peoples Republic of China and Thimmapur, India) and North America (Mexico City, Mexico and Brunswick, Maine) and to reposition assets in its Chambery, France operation. During the first three months of 2019, the Company recorded a $3 million non-cash gain related to a lease termination in Mexico City, Mexico. The Company expects to recognize approximately $7 million of incremental costs throughout 2019.

Consolidated Statements of Earnings Classification
The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings, which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended March 31,
Type of cost	Location	2019	2018
Accelerated depreciation	Cost of sales	$—	$5
Other exit costs	Cost of sales	1	2
Severance	Other expenses, net	—	1
Other exit gains	Other expenses, net	(3)	(3)
Total restructuring (gains)/costs		$(2)	$5

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	RESTRUCTURING AND ACQUISITION-RELATED COSTS (continued)

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activities (in millions):

	2017 Cost Reduction Actions	Pittsburgh Corning Acquisition-Related Restructuring	Total
Balance at December 31, 2018	$10	$7	$17
Restructuring gains	(2)	—	(2)
Payments	(5)	(2)	(7)
Non-cash items and reclassifications to other accounts	3	—	3
Balance at March 31, 2019	$6	$5	$11
Cumulative charges incurred	$46	$20	$66

As of March 31, 2019, the remaining liability balance is comprised of $11 million of severance, inclusive of $2 million of non-current severance and $9 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.20% senior notes, net of discount and financing fees, due 2022	$598	103%	$598	99%
4.20% senior notes, net of discount and financing fees, due 2024	394	101%	393	99%
3.40% senior notes, net of discount and financing fees, due 2026	396	95%	396	90%
7.00% senior notes, net of discount and financing fees, due 2036	400	114%	400	112%
4.30% senior notes, net of discount and financing fees, due 2047	588	81%	588	76%
4.40% senior notes, net of discount and financing fees, due 2048	390	83%	389	77%
Senior revolving credit facility, maturing in 2024 (a)	172	100%	—	n/a
Accounts receivables securitization facility, maturing in 2022 (a)	270	100%	75	100%
Various finance leases, due through 2032 (a) (b)	20	100%	24	100%
Term loan borrowing, maturing in 2021 (a)	500	100%	500	100%
Other	8	n/a	8	n/a
Total long-term debt	3,736	n/a	3,371	n/a
Less – current portion (a)	25	100%	9	100%
Long-term debt, net of current portion	$3,711	n/a	$3,362	n/a

(a) The Company determined that the book value of the above noted long-term debt instruments approximates fair value.
(b) Amounts reflected for December 31, 2018 represent capital lease obligations as recorded under ASC 840.

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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2019.
In the first quarter of 2016, the Company terminated interest rate swaps designated to hedge a portion of the 4.20% senior notes due 2022. The residual fair value of the swaps is recognized in Long-term debt, net of current portion on the Consolidated Balance Sheets as an unamortized interest rate swap basis adjustment and accounts for $5 million of the Other balance in the above table as of March 31, 2019 and December 31, 2018.
Senior Revolving Credit Facility
The Company has an $800 million Senior Revolving Credit Facility that includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate, federal funds rate plus a spread or LIBOR plus a spread. In April 2019, the Company entered into an amendment to extend the maturity date of the Senior Revolving Credit Facility by one year to 2024.
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of March 31, 2019. Please refer to the Credit Facility Utilization paragraph below for liquidity information as of March 31, 2019.
Term Loan Borrowing
The Company obtained a term loan borrowing on October 27, 2017 for $600 million (the "Term Loan"). The Company entered into the Term Loan, in part, to pay a portion of the purchase price of the Paroc acquisition. In the first quarter of 2018, the Company borrowed on the $600 million Term Loan, along with borrowings on the Receivables Securitization Facility and the proceeds of the 2048 senior notes, to fund the purchase of Paroc. The $600 million Term Loan requires partial quarterly principal repayments and full repayment by February 2021. As of March 31, 2019, the Term Loan had $500 million outstanding. In March 2019, the Term Loan was amended to reduce the applicable interest rate on outstanding borrowings.
The Term Loan contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a term loan. The Company was in compliance with these covenants as of March 31, 2019.
Receivables Securitization Facility
Included in long-term debt on the Consolidated Balance Sheets are borrowings outstanding under a Receivables Purchase Agreement (RPA) that are accounted for as secured borrowings in accordance with ASC 860, "Accounting for Transfers and Servicing." Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $280 million RPA with certain financial institutions. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates vs. LIBOR, plus a fixed spread. In April 2019, the securitization facility (the "Receivables Securitization Facility") was amended to extend the maturity date to April 2022.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    DEBT (continued)

The Receivables Securitization Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of March 31, 2019. Please refer to the Credit Facility Utilization section below for liquidity information as of March 31, 2019.
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
Credit Facility Utilization
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at March 31, 2019
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	—	8
Outstanding borrowings	172	270
Outstanding letters of credit	9	2
Availability on facility	$619	$—
Short-Term Debt
Short-term borrowings were $3 million and $16 million as of March 31, 2019 and December 31, 2018, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 11.0% and 3.0% for March 31, 2019 and December 31, 2018, respectively.

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
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended March 31,
	2019			2018
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$1	$2	$2	$1	$3
Interest cost	9	3	12	9	3	12
Expected return on plan assets	(13)	(4)	(17)	(14)	(5)	(19)
Amortization of actuarial loss	3	1	4	3	1	4
Net periodic pension cost	$—	$1	$1	$—	$—	$—
The Company expects to contribute approximately $25 million in cash to the U.S. pension plans and another $14 million to non-U.S. plans during 2019. The Company made cash contributions of $8 million to the plans during the three months ended March 31, 2019.
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
The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended March 31,
	2019	2018
Components of Net Periodic Benefit Cost
Service cost	$—	$1
Interest cost	2	2
Amortization of prior service cost	(1)	(1)
Amortization of actuarial gain	(2)	(2)
Net periodic benefit gain	$(1)	$—

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	CONTINGENT LIABILITIES AND OTHER MATTERS

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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of March 31, 2019, the Company was involved with a total of 22 sites worldwide, including 8 Superfund and state equivalent sites and 14 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil and groundwater contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At March 31, 2019, the Company had an accrual totaling $14 million for these costs, of which the current portion is $9 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.	STOCK COMPENSATION

Stock Plans

2016 and 2019 Stock Plans

On April 21, 2016, the Company’s stockholders approved the Owens Corning 2016 Stock Plan (the “2016 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At March 31, 2019, the number of shares remaining available under the 2016 Stock Plan for all stock awards was approximately 1.7 million.

On April 18, 2019, the Company's stockholders approved the Owens Corning 2019 Stock Plan (the "2019 Stock Plan") which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. Under the 2019 Stock Plan, 2.3 million shares of common stock may be granted in addition to the approximately 1.7 million shares of Company common stock that rolled over from the 2016 Stock Plan as of April 18, 2019. Such shares of common stock include shares that were available but not granted, or which were granted but were not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. There will be no future grants made under the 2016 Stock Plan.
Stock Options
The Company did not grant any stock options during the three months ended March 31, 2019. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four-year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is 10 years.
The Company did not recognize any stock option expense during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company recognized expense of less than $1 million related to the Company's stock options. As of March 31, 2019, there was no unrecognized compensation cost related to stock options. The total aggregate intrinsic value of options outstanding as of March 31, 2019 was $4 million.
The following table summarizes the Company’s stock option activity:

	Three Months Ended March 31, 2019
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	478,875	$37.18
Exercised	(7,800)	13.89
Ending Balance	471,075	$37.57
The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at March 31, 2019	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$25.45 - $42.16	471,075	3.82	$37.57	471,075	3.82	$37.57

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.	STOCK COMPENSATION (continued)

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
During the three months ended March 31, 2019, the Company recognized expense of $7 million related to the Company's restricted stock. During the three months ended March 31, 2018, the Company recognized expense of $5 million related to the Company's restricted stock. As of March 31, 2019, there was $52 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.48 years. The total fair value of shares vested during the three months ended March 31, 2019 and 2018 was $18 million and $17 million, respectively.
The following table summarizes the Company’s restricted stock activity:

	Three Months Ended March 31, 2019
	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,479,374	$52.30
Granted	480,167	52.58
Vested	(339,725)	54.14
Forfeited	(12,300)	63.00
Ending Balance	1,607,516	$51.89
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
In the three months ended March 31, 2019, the Company granted both internal company-based and external-based metric PSUs.
Internal based metrics
The internal company-based metrics are based on various Company metrics and typically vest over a three-year period. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on each award's design and performance versus the internal Company-based metrics.
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

The Company estimated the fair value of the external-based metric performance stock grants using a Monte Carlo simulation. The external-based metric performance stock granted in 2019 uses various assumptions that include expected volatility of 26.7%, and a risk free interest rate of 2.5%, both of which were based on an expected term of 2.90 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon U.S. Treasury bills at the time of grant. The expected term represents the period from the grant date to the end of the three-year performance period. Compensation expense for external-based metric PSUs is measured based on the grant date fair value and is recognized on a straight-line basis over the vesting period. Pro-rata vesting may be utilized in the case of death, disability or approved retirement, and awards if earned will be paid at the end of the three-year period.
During the three months ended March 31, 2019 and March 31, 2018, the Company recognized expense of $3 million related to the Company's PSUs. As of March 31, 2019, there was $22 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.97 years.
The following table summarizes the Company’s PSU activity:

	Three Months Ended March 31, 2019
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	360,977	$75.23
Granted	205,350	58.40
Forfeited	(1,100)	74.04
Ending Balance	565,227	$69.12
Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (ESPP). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. At the approval date, 2.0 million shares were available for purchase under the ESPP. As of March 31, 2019, 0.7 million shares remain available for purchase.
During the three months ended March 31, 2019 and March 31, 2018, the Company recognized expense of $1 million related to the Company's ESPP. As of March 31, 2019, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net earnings attributable to Owens Corning	$44	$92
Weighted-average number of shares outstanding used for basic earnings per share	109.5	111.5
Non-vested restricted and performance shares	0.4	1.0
Options to purchase common stock	0.2	0.3
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	110.1	112.8
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$0.40	$0.83
Diluted	$0.40	$0.82
For the three months ended March 31, 2019, the number of shares used in the calculation of diluted earnings per share did not include 0.7 million non-vested restricted shares and 0.1 million non-vested performance shares, due to their anti-dilutive effect. For the three months ended March 31, 2018, the number of shares used in the calculation of diluted earnings per share did not include 0.3 million non-vested restricted shares and 0.1 million non-vested performance shares, due to their anti-dilutive effect.
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.0 million shares of its common stock for $48 million during the three months ended March 31, 2019, under the Repurchase Authorization. As of March 31, 2019, 3.6 million shares remain available for repurchase under the Repurchase Authorization.

17.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Income tax expense	$39	$11
Effective tax rate	48%	11%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2019 is primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates, legislative changes and other discrete adjustments.
On March 6, 2019, the U.S. Treasury and the IRS proposed regulations that provide guidance on determining the amount of a domestic corporation’s deduction for the global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII) recently added by the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The proposed regulations provide special rules in determining the deduction amount which adjusted the Company’s 2018 tax estimate resulting in an increase to tax expense of $12 million for the three months ended March 31, 2019.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.    INCOME TAXES (continued)

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2018 is primarily due to excess tax benefits related to stock compensation, U.S. state and local income tax expense, the impact of higher foreign tax rates and other discrete adjustments.
The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the Tax Act.

18.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended March 31,

	2019	2018
Currency Translation Adjustment
Beginning balance	$(306)	$(183)
Net investment hedge amounts classified into AOCI, net of tax	10	(19)
Gain on foreign currency translation	1	4
Other comprehensive income/(loss), net of tax	11	(15)
Ending balance	$(295)	$(198)
Pension and Other Postretirement Adjustment
Beginning balance	$(350)	$(331)
Amounts reclassified from AOCI to net earnings, net of tax (a)	1	1
Amounts classified into AOCI, net of tax	(2)	(3)
Other comprehensive loss, net of tax	(1)	(2)
Ending balance	$(351)	$(333)
Hedging Adjustment
Beginning balance	$—	$—
Amounts classified into AOCI, net of tax	(1)	1
Other comprehensive (loss)/income, net of tax	(1)	1
Ending balance	$(1)	$1
Total AOCI ending balance	$(647)	$(530)

(a)	These AOCI components are included in the computation of total Pension and OPEB expense and are recorded in Non-operating income. See Note 13 for additional information.

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
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $44 million in the first quarter of 2019, compared to $92 million in the same period of 2018. The Company reported $118 million in earnings before interest and taxes (EBIT) for the first quarter of 2019 compared to $131 million in the same period of 2018. The Company generated $116 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the first quarter of 2019 compared to $152 million in the same period of 2018. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. First quarter of 2019 EBIT performance compared to the same period of 2018 decreased $23 million, $17 million and $3 million in our Roofing, Insulation and Composites segments, respectively. Within our Corporate, Other and Eliminations category, General corporate expense and other decreased by $7 million.
In our Insulation segment, EBIT in the first quarter of 2019 was $15 million compared to $32 million in the same period of 2018, primarily due to production curtailment actions taken in our North American residential fiberglass business. In our Composites segment, EBIT was $57 million in the first quarter of 2019 compared to $60 million in the same period of 2018. In our Roofing segment, EBIT in the first quarter of 2019 was $74 million compared to $97 million in the same period in 2018, primarily due to lower sales volumes.
In the three months ended March 31, 2019, the Company's operating activities used $151 million of cash flow, compared to $90 million in the same period in 2018. The change was primarily driven by year-over-year reduction in payables in 2019.

The Company repurchased 1.0 million shares of its common stock for $48 million in the first quarter of 2019 under a previously announced repurchase authorization (the "Share Repurchase Authorization"). As of March 31, 2019, 3.6 million shares remained available for repurchase under the Share Repurchase Authorization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended March 31,
	2019	2018
Net sales	$1,667	$1,691
Gross margin	$325	$355
% of net sales	19%	21%
Marketing and administrative expenses	$182	$185
Earnings before interest and taxes	$118	$131
Interest expense, net	$36	$28
Income tax expense	$39	$11
Net earnings attributable to Owens Corning	$44	$92
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the first quarter 2019, net sales decreased $24 million compared to the same period in 2018. For the first quarter, the decrease in net sales was driven by the impact of lower sales volumes in our Roofing segment.
GROSS MARGIN
In the first quarter 2019, gross margin decreased $30 million compared to the same period in 2018. For the first quarter, the decrease was driven by input cost inflation in all three segments and production curtailment actions taken in our Insulation segment.
MARKETING AND ADMINISTRATIVE EXPENSES
In the first quarter 2019, marketing and administrative expenses decreased $3 million compared to the same period in 2018.
INTEREST EXPENSE, NET
In the first quarter 2019, interest expense, net increased $8 million compared to the same period in 2018, primarily due to higher long-term debt balances during the first quarter of 2019.
INCOME TAX EXPENSE
Income tax expense for the three months ended March 31, 2019 was $39 million. For the first quarter 2019, the Company's effective tax rate was 48%.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2019 is primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates, legislative changes and other discrete adjustments.
On March 6, 2019, the U.S. Treasury and the IRS proposed regulations that provide guidance on determining the amount of a domestic corporation’s deduction for the global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII) recently added by the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The proposed regulations provide special rules in determining the deduction amount which adjusted the Company’s 2018 tax estimate resulting in an increase to tax expense of $12 million for the three months ended March 31, 2019.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions by a range of $0 million to $3 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Income tax expense for the three months ended March 31, 2018 was $11 million. For the first quarter 2018, the Company's effective tax rate was 11%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2018, was primarily due to excess tax benefits related to stock compensation, U.S. state and local income tax expense, the impact of higher foreign tax rates and other discrete adjustments.
Restructuring and Acquisition-Related Costs
The Company has incurred restructuring, transaction and integration costs related to acquisitions, along with restructuring costs in connection with its global cost reduction and productivity initiatives. These costs are recorded within Corporate, Other and Eliminations. Please refer to Notes 8 and 11 of the Consolidated Financial Statements for further information on the nature of these costs.
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended March 31,
	Location	2019	2018
Restructuring costs	Cost of sales	$(1)	$(7)
Restructuring gains	Other expenses, net	3	2
Acquisition-related costs	Marketing and administrative expenses	—	(5)
Acquisition-related costs	Other expenses, net	—	(9)
Recognition of acquisition inventory fair value step-up	Cost of sales	—	(2)
Total restructuring, acquisition and integration-related costs		$2	$(21)

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended March 31,
	2019	2018
Restructuring gains (costs)	$2	$(5)
Acquisition-related costs	—	(14)
Recognition of acquisition inventory fair value step-up	—	(2)
Total adjusting items	$2	$(21)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from Net earnings attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended March 31,
	2019	2018
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$44	$92
Net earnings attributable to noncontrolling interests	—	—
NET EARNINGS	44	92
Equity in net earnings of affiliates	1	—
Income tax expense	39	11
EARNINGS BEFORE TAXES	82	103
Interest expense, net	36	28
EARNINGS BEFORE INTEREST AND TAXES	118	131
Adjusting items from above	2	(21)
ADJUSTED EBIT	$116	$152
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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended March 31,
	2019	2018
Net sales	$513	$511
% change from prior year	—%	—%
EBIT	$57	$60
EBIT as a % of net sales	11%	12%
Depreciation and amortization expense	$39	$37

NET SALES

In our Composites segment, net sales in the first quarter 2019 increased $2 million compared to the same period in 2018. Higher sales volumes of about 4% were offset by the negative impact of translating sales denominated in foreign currencies into United States dollars.

EBIT

In our Composites segment, EBIT in the first quarter of 2019 decreased $3 million compared to the same period in 2018. The negative impact of input cost inflation and transportation costs of $10 million was partially offset by the favorable impact of higher sales volumes and improved manufacturing performance.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OUTLOOK

Global glass reinforcements market demand has historically grown on average with global industrial production and we believe this relationship will continue. In 2019, we expect continued global industrial production growth.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended March 31,
	2019	2018
Net sales	$591	$596
% change from prior year	-1%	49%
EBIT	$15	$32
EBIT as a % of net sales	3%	5%
Depreciation and amortization expense	$49	$45
NET SALES
In our Insulation segment, net sales in the first quarter of 2019 decreased $5 million compared to the same period in 2018. Lower sales volumes of about 8% and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars was partially offset by higher selling prices of $22 million and the $38 million impact of our acquisition of Paroc (related to the one-year post-acquisition period).
EBIT
In our Insulation segment, EBIT in the first quarter of 2019 decreased by $17 million compared to the same period in 2018. The impact of higher selling prices was largely offset by the impact of lower sales volumes. Production curtailment actions taken in our North American residential fiberglass business in the first quarter of 2019 resulted in $16 million of lower fixed cost absorption on lower production volumes compared to the same period in 2018. Favorable manufacturing performance of $10 million was more than offset by higher input cost inflation of $7 million, higher selling, general and administrative costs and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.
OUTLOOK
The outlook for Insulation demand is driven by new North American residential construction, remodeling and repair activity; and commercial and industrial construction activity in the United States, Canada, Europe and Asia-Pacific. Demand for commercial and industrial insulation markets is most closely correlated to industrial production growth in the global markets we serve. Demand for residential insulation is most closely correlated to U.S. housing starts. During the first quarter of 2019, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.193 million, down from an annual average of approximately 1.317 million starts in the first quarter of 2018.
While the outlook for U.S. housing starts growth in 2019 remains uncertain, we believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of any market demand-driven variability associated with the U.S. housing market.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended March 31,
	2019	2018
Net sales	$614	$642
% change from prior year	-4%	2%
EBIT	$74	$97
EBIT as a % of net sales	12%	15%
Depreciation and amortization expense	$13	$12
NET SALES
In our Roofing segment, net sales in the first quarter of 2019 decreased by $28 million compared to the same period in 2018. The decrease was primarily driven by lower sales volumes of about 10% on lower shingle volumes, partially offset by $33 million of higher selling prices and favorable customer mix.
EBIT
In our Roofing segment, EBIT in the first quarter of 2019 decreased by $23 million compared to the same period in 2018. Higher selling prices more than offset $28 million of input cost inflation, primarily asphalt. The impact of lower sales volumes drove the year-over-year EBIT decrease. The unfavorable impact of lower production volumes was partially offset by favorable customer mix.
OUTLOOK
In our Roofing segment, we expect the factors that have driven strong margins in recent years, such as growth from remodeling demand, along with higher sales of roofing components, to continue to deliver profitability. Uncertainties that may impact our Roofing margins include demand from storm and other weather events, demand from new construction, competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.
Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended March 31,
	2019	2018
Restructuring gains (costs)	$2	$(5)
Acquisition-related costs	—	(14)
Recognition of acquisition inventory fair value step-up	—	(2)
General corporate expense and other	(30)	(37)
EBIT	$(28)	$(58)
Depreciation and amortization	$12	$15

EBIT
In Corporate, Other and Eliminations, EBIT losses for the first quarter 2019 were lower by $30 million compared to the same period in 2018. EBIT improvement in the first quarter of 2019 was primarily driven by lower restructuring and acquisition-related costs. See details of these costs in the table above and further explained in both the Restructuring and Acquisition-Related Costs paragraph of MD&A and Note 11 of the Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

General corporate expense and other for the first quarter 2019 was lower by $7 million compared to the same period in 2018, primarily driven by lower general corporate expenses.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization in the first quarter of 2019 was lower by $3 million compared to the same periods in 2018, primarily due to higher accelerated depreciation recorded in 2018 related to our restructuring actions.
OUTLOOK
In 2019, we expect general corporate expenses to range between $140 million and $150 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary external sources of liquidity are its Senior Revolving Credit Facility and its Receivables Securitization Facility (each as defined below).

The Company has an $800 million senior revolving credit facility (the "Senior Revolving Credit Facility") that has been amended from time to time with a maturity date in May 2024.
The Company has a $280 million securitization facility (the "Receivables Securitization Facility") that has been amended from time to time, which matures in April 2022.
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at March 31, 2019
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	—	8
Outstanding borrowings	172	270
Outstanding letters of credit	9	2
Availability on facility	$619	$—
The Receivables Securitization Facility and Senior Revolving Credit Facility mature in 2022 and 2024, respectively. The Company also has a term loan (the "Term Loan"), which requires minimum quarterly principal repayments and full repayment by February 2021. As of March 31, 2019, the Term Loan had $500 million outstanding. The company has no significant debt maturities of senior notes before 2022. As of March 31, 2019, the Company had $3.7 billion of total debt and cash and cash equivalents of $82 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of March 31, 2019, and December 31, 2018, the Company had $80 million and $67 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017.
As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to page 13 of the Risk Factors disclosed in Item 1A of the Company's Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K") for details on the factors that could inhibit our subsidiaries' ability to pay dividends or make other distributions to the parent company.
We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our Senior Revolving Credit Facility and Receivables Securitization Facility, will provide ample liquidity to enable us to meet our

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations, payments of quarterly dividends as authorized by our Board of Directors, acquisitions and reducing outstanding amounts under the Senior Revolving Credit Facility, Receivables Securitization Facility and Term Loan.
We have outstanding share repurchase authorizations and will evaluate and consider repurchasing shares of our common stock, as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity or generate proceeds.
The agreements governing our Senior Revolving Credit Facility, Receivables Securitization Facility and Term Loan contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of March 31, 2019.
Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$82	$140
Net cash flow used for operating activities	$(151)	$(90)
Net cash flow used for investing activities	$(95)	$(1,207)
Net cash flow provided by financing activities	$241	$1,201
Availability on the Senior Revolving Credit Facility	$619	$670
Availability on the Receivables Securitization Facility	$—	$—
Operating activities: For the three months ended March 31, 2019, the Company's operating activities used $151 million of cash compared to $90 million used in the same period in 2018. The change in cash used by operating activities was primarily due to a larger increase in operating assets and liabilities (mainly from lower payables) in 2019 compared to the same period of 2018.
Investing activities: Net cash flow used for investing activities decreased $1,112 million for the three months ended March 31, 2019 compared to the same period of 2018, primarily driven by spending on acquisitions in the prior year.
Financing activities: Net cash provided by financing activities was $241 million for the three months ended March 31, 2019, compared to $1,201 million in the same period in 2018. The change of $960 million was primarily due to higher long-term debt inflows to fund the purchase of Paroc in the first quarter of 2018 (see Note 12 of the Consolidated Financial Statements and the Liquidity section above for further discussion of activities related to debt).
2019 Investments
Capital Expenditures: The Company will continue a balanced approach to the use of its cash flows. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2019 are expected to be approximately $500 million, which is roughly $50 million greater than expected depreciation and amortization. Capital spending in excess of depreciation and amortization is primarily due to growth projects in our Composites and Insulation segments, including the construction of a Paroc mineral wool insulation manufacturing line in Poland that was in progress at the date of acquisition. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.
Tax Net Operating Losses and U.S Foreign Tax Credits
There have been no material changes to the disclosure in our 2018 Form 10-K.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Pension Contributions
Please refer to Note 13 of the Consolidated Financial Statements. The Company expects to contribute $39 million in cash to its global pension plans during 2019. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.
Derivatives
Please refer to Note 5 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Notes 5 and 12 of the Consolidated Financial Statements.
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the three months ended March 31, 2019, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended March 31, 2019, our RIR was 0.54 as compared to 0.51 in the same period a year ago.
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
All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in Item 1A - Risk factors in Part I of our 2018 Form 10-K. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the three months ended March 31, 2019. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2018 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Information required by this item is incorporated by reference to Note 14 of the Consolidated Financial Statements, Contingent Liabilities and Other Matters.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s 2018 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2019	23,015		$52.39	—	4,581,726
February 1-28, 2019	436,855		51.33	180,000	4,401,726
March 1-31 ,2019	820,728		47.63	820,000	3,581,726
Total	1,280,598	*	$48.98	1,000,000	3,581,726

*	The Company retained an aggregate of 280,598 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated transactions, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.0 million shares of its common stock for $48 million during the three months ended March 31, 2019 under the Repurchase Authorization. As of March 31, 2019, 3.6 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

Approval of Owens Corning 2019 Stock Plan

At the 2019 Annual Meeting of Stockholders of the Company held on April 18, 2019, the stockholders of the Company approved the Owens Corning 2019 Stock Plan (the “2019 Stock Plan”). In general, the 2019 Stock Plan will be administered by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”). The 2019 Stock Plan provides for participation by non-employee directors of the Company and officers and other employees of the Company and its subsidiaries and certain affiliates, and authorizes grants of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, performance shares, performance share units and dividend equivalents, as determined by the Compensation Committee in accordance with the terms of the 2019 Stock Plan. The 2019 Stock Plan succeeds the Owens Corning 2016 Stock Plan (the “2016 Stock Plan”).

The number of shares of common stock available under the 2019 Stock Plan is 2,300,000 shares plus the number of shares that as of April 18, 2019 were available under the 2016 Stock Plan, subject to adjustment as provided in the 2019 Stock Plan and to the 2019 Stock Plan’s share counting rules. These shares may be shares of original issuance or treasury shares, or a combination of both, including shares acquired on the open market in Canada. Shares underlying certain awards under the 2019 Stock Plan and the 2016 Stock Plan that expire, are terminated, cancelled, forfeited, unearned, or settled in cash, will again be available under the 2019 Stock Plan, as further described in the 2019 Stock Plan. The Compensation Committee may provide for continued vesting or accelerated vesting for awards under the 2019 Stock Plan upon certain events, including in connection with or following a participant’s death, disability, retirement, other termination of service or a change in control of the Company, as described in the 2019 Stock Plan.

The 2019 Stock Plan provides that, subject to adjustment as described in the 2019 Stock Plan: (1) the maximum number of shares of common stock available for incentive stock options will not exceed 2,300,000 shares; and (2) in no event will any non-employee director of the Company in any one calendar year be granted compensation for such service having an aggregate maximum value (measured at the date of grant as applicable, and calculating the value of any awards based on the grant date fair value for financial reporting purposes) in excess of $500,000. The 2019 Stock Plan generally has a term of ten years, but may be terminated prior to the expiration of the term by the Board. The Compensation Committee generally will be able to amend the 2019 Stock Plan, subject to stockholder approval in certain circumstances as described in the 2019 Stock Plan.

The 2019 Stock Plan permits the Compensation Committee to make certain performance-based awards to participants, which awards will be earned based upon the achievement of one or more performance measures. A non-exhaustive list of performance measures that could be used for such performance-based awards includes the following: total stockholder return (based on the change in the price of a share of the Company’s common stock and dividends paid); brand recognition or acceptance; cost savings or waste elimination; earnings before interest, taxes and amortization; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; operating income before interest and taxes; operating income before interest, taxes, depreciation and amortization; earnings per share; income; operating income; market share or market segment share; net income; new product innovation; operating profit or net operating profit; operating margins or profit margins; profits or gross profits; product cost reductions; product release schedules; return on stockholder’s equity; return on assets; return on capital employed; return on invested capital; return on operating revenue; revenue or revenue growth; sales or segment sales; share price performance; strategic corporate objectives relating to: increase in revenue with certain customers, customer groups, or customer types; revenues, synergies or savings related to corporate transactions; safety performance; sustainability or environmental performance); economic value added; cash flows (including, but not limited to, operating cash flow, free cash flow, cash flow return on equity and cash flow return on investment); and working capital or changes in working capital over any time period.

The foregoing description is qualified in its entirety by reference to the 2019 Stock Plan, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Submission of Matters to a Vote of Security Holders

At the 2019 Annual Meeting of Stockholders of the Company held on April 18, 2019, the Company's stockholders cast their votes as described below on four proposals described in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on March 14, 2019.

Proposal 1
The following directors were elected to serve until the 2020 Annual Meeting of Stockholders and until their successors are elected and qualified pursuant to the following vote:

Name	Votes For	Votes Against	Abstentions	Broker Non-Votes
Adrienne D. Elsner	88,381,931	60,779	67,914	6,115,378
J. Brian Ferguson	88,225,208	218,810	66,606	6,115,378
Ralph F. Hake	86,273,843	2,170,399	66,382	6,115,378
Edward F. Lonergan	87,194,286	1,247,996	68,342	6,115,378
Maryann T. Mannen	88,386,558	59,116	64,950	6,115,378
W. Howard Morris	87,743,575	700,580	66,469	6,115,378
Suzanne P. Nimocks	80,862,869	7,582,496	65,259	6,115,378
Michael H. Thaman	87,793,539	648,001	69,084	6,115,378
John D. Williams	88,275,635	165,625	69,364	6,115,378
Proposal 2
Company stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2019 pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
93,360,141	1,195,893	69,968	—
Proposal 3
Company stockholders approved, on an advisory basis, the 2018 compensation paid to the Company’s named executive officers pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
82,663,870	5,745,478	101,276	6,115,378
Proposal 4
Company stockholders approved the Company’s 2019 Stock Plan pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
82,295,093	6,178,245	37,286	6,115,378

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	Owens Corning 2019 Stock Plan (filed herewith).*

10.2	Form of 2019 Long Term Incentive Program Award Agreement pursuant to the Owens Corning 2016 Stock Plan Restricted Stock Unit Award (filed herewith).*

10.3	Second Amendment to Term Loan Agreement, dated as of March 29, 2019 by and among Owens Corning, the Lenders party to the Credit Agreement and JPMorgan Chase Bank, N.A. (filed herewith).

10.4
Transition Agreement with Michael H. Thaman, dated January 3, 2019 (incorporated by reference to Exhibit 10.16 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2018).

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
*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	April 24, 2019	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer

Date:	April 24, 2019	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller