Form 10-Q
period 2019-06-30
Owens Corning
filed 2019-07-24
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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
(419) 248-8000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OC	New York Stock Exchange
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
Yes ☐           No ☑

As of July 19, 2019, 108,792,341 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
NET SALES	$1,918	$1,824	$3,585	$3,515
COST OF SALES	1,478	1,406	2,820	2,742
Gross margin	440	418	765	773
OPERATING EXPENSES
Marketing and administrative expenses	181	187	363	372
Science and technology expenses	22	22	44	45
Other expenses, net	10	6	15	26
Total operating expenses	213	215	422	443
OPERATING INCOME	227	203	343	330
Non-operating income	(3)	(3)	(5)	(7)
EARNINGS BEFORE INTEREST AND TAXES	230	206	348	337
Interest expense, net	32	33	68	61
EARNINGS BEFORE TAXES	198	173	280	276
Income tax expense	59	49	98	60
Equity in net loss of affiliates	(1)	(2)	—	(2)
NET EARNINGS	138	122	182	214
Net earnings attributable to noncontrolling interests	—	1	—	1
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$138	$121	$182	$213
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$1.27	$1.09	$1.67	$1.92
Diluted	$1.26	$1.08	$1.66	$1.90
WEIGHTED AVERAGE COMMON SHARES
Basic	109.0	110.9	109.3	111.2
Diluted	109.5	111.9	109.8	112.2
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET EARNINGS	$138	$122	$182	$214
Currency translation adjustment (net of tax of $2 and $(6) for the three months ended June 30, 2019 and 2018, respectively, and $(1) and $0 for the six months ended June 30, 2019 and 2018, respectively)	10	(74)	21	(89)
Pension and other postretirement adjustment (net of tax of $0 for both the three months ended June 30, 2019 and 2018, and $0 and $(2) for the six months ended June 30, 2019 and 2018, respectively)	2	4	1	2
Hedging adjustment (net of tax of $0 for both the three months ended June 30, 2019 and 2018, and $1 and $0 for the six months ended June 30, 2019 and 2018, respectively)	—	—	(1)	1
COMPREHENSIVE EARNINGS	150	52	203	128
Comprehensive earnings attributable to noncontrolling interests	—	1	—	1
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$150	$51	$203	$127

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	June 30, 2019	December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$92	$78
Receivables, less allowances of $11 at June 30, 2019 and $16 at December 31, 2018	986	794
Inventories	1,058	1,072
Assets held for sale	3	3
Other current assets	100	73
Total current assets	2,239	2,020
Property, plant and equipment, net	3,802	3,811
Operating lease right-of-use assets	221	—
Goodwill	1,940	1,949
Intangible assets	1,753	1,779
Deferred income taxes	40	43
Other non-current assets	188	169
TOTAL ASSETS	$10,183	$9,771
LIABILITIES AND EQUITY
Current liabilities	$1,325	$1,278
Long-term debt, net of current portion	3,404	3,362
Pension plan liability	253	268
Other employee benefits liability	186	190
Non-current operating lease liabilities	155	—
Deferred income taxes	202	141
Other liabilities	213	208
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,034	4,028
Accumulated earnings	2,146	2,013
Accumulated other comprehensive deficit	(635)	(656)
Cost of common stock in treasury (c)	(1,141)	(1,103)
Total Owens Corning stockholders’ equity	4,405	4,283
Noncontrolling interests	40	41
Total equity	4,445	4,324
TOTAL LIABILITIES AND EQUITY	$10,183	$9,771

(a)	10 shares authorized; none issued or outstanding at June 30, 2019 and December 31, 2018

(b)	400 shares authorized; 135.5 issued and 108.8 outstanding at June 30, 2019; 135.5 issued and 109.5 outstanding at December 31, 2018

(c)	26.7 shares at June 30, 2019 and 26.0 shares at December 31, 2018
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2018	109.5	$1	26.0	$(1,103)	$4,028	$2,013	$(656)	$41	$4,324
Net earnings attributable to Owens Corning	—	—	—	—	—	44	—	—	44
Currency translation adjustment	—	—	—	—	—	—	11	(1)	10
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.4	—	(0.4)	14	(14)	—	—	—	—
Purchases of treasury stock	(1.3)	—	1.3	(61)	—	—	—	—	(61)
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared (d)	—	—	—	—	—	(24)	—	—	(24)
Balance at March 31, 2019	108.6	$1	26.9	$(1,150)	$4,025	$2,033	$(647)	$40	$4,302
Net earnings attributable to Owens Corning	—	—	—	—	—	138	—	—	138
Currency translation adjustment	—	—	—	—	—	—	10	—	10
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	2	—	2
Issuance of common stock under share-based payment plans	0.2	—	(0.2)	9	(1)	—	—	—	8
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared (d)	—	—	—	—	—	(25)	—	—	(25)
Balance at June 30, 2019	108.8	$1	26.7	$(1,141)	$4,034	$2,146	$(635)	$40	$4,445

(a)	Additional Paid in Capital (APIC)

(b)	Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)

(c)	Noncontrolling Interest (“NCI”)

(d)	Quarterly dividend declarations of $0.22 per share as of June 30, 2019 and March 31, 2019

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2017	111.5	$1	24.0	$(911)	$4,011	$1,575	$(514)	$42	$4,204
Net earnings attributable to Owens Corning	—	—	—	—	—	92	—	—	92
Currency translation adjustment	—	—	—	—	—	—	(15)	1	(14)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(2)	—	(2)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	1	—	1
Issuance of common stock under share-based payment plans	0.6	—	(0.6)	21	(21)	—	—	—	—
Purchases of treasury stock	(1.1)	—	1.1	(113)	—	—	—	—	(113)
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Cumulative effect of accounting change (d)	—	—	—	—	—	(12)	—	—	(12)
Dividends declared (e)	—	—	—	—	—	(24)	—	—	(24)
Balance at March 31, 2018	111.0	$1	24.5	$(1,003)	$3,999	$1,631	$(530)	$43	$4,141
Net earnings attributable to Owens Corning	—	—	—	—	—	121	—	—	121
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	—	—	(74)	(2)	(76)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	4	—	4
Issuance of common stock under share-based payment plans	0.2	—	(0.2)	13	(3)	—	—	—	10
Purchases of treasury stock	(0.3)	—	0.3	(23)	—	—	—	—	(23)
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared (e)	—	—	—	—	—	(23)	—	(1)	(24)
Balance at June 30, 2018	110.9	$1	24.6	$(1,013)	$4,009	$1,729	$(600)	$41	$4,167

(a)	Additional Paid in Capital (APIC)

(b)	Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)

(c)	Noncontrolling Interest (“NCI”)

(d)
Cumulative effect of accounting change relates to our adoption of accounting standard updates (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," and ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)."

(e)	Quarterly dividend declarations of $0.21 per share as of June 30, 2018 and March 31, 2018

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2019	2018
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$182	$214
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	225	216
Deferred income taxes	65	33
Stock-based compensation expense	21	22
Other non-cash	5	(3)
Changes in operating assets and liabilities	(191)	(159)
Pension fund contribution	(9)	(7)
Payments for other employee benefits liabilities	(9)	(10)
Other	(2)	—
Net cash flow provided by operating activities	287	306
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(213)	(304)
Proceeds from the sale of assets or affiliates	3	14
Investment in subsidiaries and affiliates, net of cash acquired	—	(1,143)
Derivative settlements	8	—
Other	—	3
Net cash flow used for investing activities	(202)	(1,430)
NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	—	389
Proceeds from senior revolving credit and receivables securitization facilities	946	958
Payments on senior revolving credit and receivables securitization facilities	(808)	(700)
Proceeds from term loan borrowing	—	600
Payments on term loan borrowing	(100)	(15)
Net decrease in short-term debt	(10)	—
Dividends paid	(48)	(46)
Purchases of treasury stock	(61)	(136)
Other	(1)	1
Net cash flow (used for) provided by financing activities	(82)	1,051
Effect of exchange rate changes on cash	12	(24)
Net increase (decrease) in cash, cash equivalents, and restricted cash	15	(97)
Cash, cash equivalents and restricted cash at beginning of period	85	253
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$100	$156

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
Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $8 million, $7 million, $7 million and $7 million as of June 30, 2019, December 31, 2018, June 30, 2018 and December 31, 2017, respectively. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

Accounting Pronouncements

The following table summarizes recent ASU's issued by the Financial Accounting Standards Board (FASB) that could have an impact on the Company's Consolidated Financial Statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently adopted standard:
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

Recently issued standard:
ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)," as amended by ASU 2018-19, 2019-04, and 2019-05
This standard replaces the incurred loss methodology for recognizing credit losses with a current expected credit losses model and applies to all financial assets, including trade receivables. Entities will adopt the standard using a modified-retrospective approach.
January 1, 2020
We are currently assessing the impact this standard will have on our Consolidated Financial Statements. Our current accounts receivable policy (as described in Note 1 of our 2018 Form 10-K) uses historical and current information to estimate the amount of probable credit losses in our existing accounts receivable. We are in the process of analyzing our current systems and methods to comply with the use of forward-looking information to estimate expected credit losses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reportable Segments
Composites	$535	$541	$1,048	$1,052
Insulation	661	682	1,252	1,278
Roofing	778	659	1,392	1,301
Total reportable segments	1,974	1,882	3,692	3,631
Corporate eliminations	(56)	(58)	(107)	(116)
NET SALES	$1,918	$1,824	$3,585	$3,515

External Customer Sales by Geographic Region
United States	$1,297	$1,189	$2,397	$2,317
Europe	314	326	610	605
Asia-Pacific	174	176	323	318
Rest of world	133	133	255	275
NET SALES	$1,918	$1,824	$3,585	$3,515

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reportable Segments
Composites	$67	$71	$124	$131
Insulation	42	49	57	81
Roofing	151	127	225	224
Total reportable segments	260	247	406	436
Restructuring (costs) / gains	(1)	(7)	1	(12)
Acquisition-related costs	—	(1)	—	(15)
Recognition of acquisition inventory fair value step-up	—	—	—	(2)
General corporate expense and other	(29)	(33)	(59)	(70)
Total corporate, other and eliminations	(30)	(41)	(58)	(99)
EBIT	$230	$206	$348	$337

3.    REVENUE

The following table shows a disaggregation of Net sales (in millions):

	For the three months ended June 30, 2019
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$75	$217	$707	$(55)	$944
U.S. commercial and industrial	158	158	37	—	353
Europe	150	161	4	(1)	314
Asia-Pacific	119	52	3	—	174
Rest of world	33	73	27	—	133
NET SALES	$535	$661	$778	$(56)	$1,918

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.        REVENUE (continued)

	For the three months ended June 30, 2018
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$75	$226	$578	$(54)	$825
U.S. commercial and industrial	156	160	50	(2)	364
Europe	156	166	4	—	326
Asia-Pacific	122	51	3	—	176
Rest of world	32	79	24	(2)	133
NET SALES	$541	$682	$659	$(58)	$1,824

	For the six months ended June 30, 2019
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$142	$413	$1,258	$(103)	$1,710
U.S. commercial and industrial	313	313	62	(1)	687
Europe	300	304	7	(1)	610
Asia-Pacific	231	86	6	—	323
Rest of world	62	136	59	(2)	255
NET SALES	$1,048	$1,252	$1,392	$(107)	$3,585

	For the six months ended June 30, 2018
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$151	$448	$1,137	$(107)	$1,629
U.S. commercial and industrial	295	307	89	(3)	688
Europe	313	285	7	—	605
Asia-Pacific	228	84	7	(1)	318
Rest of world	65	154	61	(5)	275
NET SALES	$1,052	$1,278	$1,301	$(116)	$3,515

As of December 31, 2018, our contract liability balances (for extended warranties, downpayments and deposits, collectively) totaled $53 million, of which $15 million was recognized as revenue in the first six months of 2019. As of June 30, 2019, our contract liability balances totaled $57 million.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    INVENTORIES
Inventories consist of the following (in millions):

	June 30, 2019	December 31, 2018
Finished goods	$720	$730
Materials and supplies	338	342
Total inventories	$1,058	$1,072

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2019 and December 31, 2018, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.        DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	June 30, 2019	December 31, 2018
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other current assets	$11	$9
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$18	$17
Cash flow hedges:
Natural gas forward swaps	Current liabilities	$3	$1
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$12	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Current liabilities	$3	$8

Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2019	2018	2019	2018
Derivative activity designated as hedging instruments:
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$(3)	$(3)	$(6)	$(6)
Derivative activity not designated as hedging instruments:
Natural gas:
Amount of loss recognized in earnings	Other expenses, net	$1	$—	$1	$—
Foreign currency:
Amount of loss/(gain) recognized in earnings (a)	Other expenses, net	$5	$(40)	$(14)	$(44)

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.        DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Comprehensive Earnings Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (in millions):

		Amount of Loss (Gain) Recognized in Comprehensive Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
Hedging Type	Derivative Financial Instrument	2019	2018	2019	2018
Net investment hedge	Cross-currency swaps	$10	$(26)	$(3)	$(1)
Cash flow hedge	Natural gas forward swaps	$—	$(1)	$2	$(2)

Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of June 30, 2019, the notional amounts of these natural gas forward swaps was 2 MMBtu (or MMBtu equivalent) based on U.S. and European indices.
Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). The Company uses cross-currency forward contracts to hedge a portion of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. As of June 30, 2019, the notional amount of these derivative financial instruments was $516 million related to the U.S Dollar and European Euro.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of June 30, 2019, the Company had notional amounts of $927 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, European Euro, Indian Rupee, Japanese Yen, and South Korean Won. In addition, the Company had notional amounts of $142 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Russian Ruble, Polish Zloty and Swedish Krona.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

June 30, 2019	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20 years	$553	$(152)	$401
Technology	17 years	320	(143)	177
Other	13 years	63	(30)	33
Indefinite-lived intangible assets:
Trademarks		1,142	—	1,142
Total intangible assets		$2,078	$(325)	$1,753
Goodwill		$1,940

December 31, 2018	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20 years	$554	$(138)	$416
Technology	17 years	321	(134)	187
Other	14 years	60	(28)	32
Indefinite-lived intangible assets:
Trademarks		1,144	—	1,144
Total intangible assets		$2,079	$(300)	$1,779
Goodwill		$1,949

Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first six months of 2019. The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2018	$57	$1,495	$397	$1,949
Foreign currency translation	—	(9)	—	(9)
Balance at June 30, 2019	$57	$1,486	$397	$1,940

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Other Intangible Assets
The Other category below primarily includes franchise agreements and quarry and emission rights. The changes in the gross carrying amount of intangible assets by asset group are as follows (in millions):

	Customer Relationships	Technology	Trademarks	Other	Total
Balance at December 31, 2018	$554	$321	$1,144	$60	$2,079
Other additions, net	—	—	—	3	3
Foreign currency translation	(1)	(1)	(2)	—	(4)
Balance at June 30, 2019	$553	$320	$1,142	$63	$2,078

The estimated amortization expense for intangible assets for the next five years is as follows (in millions):

Period	Amortization
2020	$51
2021	$50
2022	$46
2023	$42
2024	$39

7.        PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	June 30, 2019	December 31, 2018
Land	$226	$224
Buildings and leasehold improvements	1,120	1,091
Machinery and equipment	4,852	4,628
Construction in progress	298	443
	6,496	6,386
Accumulated depreciation	(2,694)	(2,575)
Property, plant and equipment, net	$3,802	$3,811

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 10% and 11% of total machinery and equipment as of June 30, 2019 and December 31, 2018. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of about 3% of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.        ACQUISITIONS

Paroc Acquisition

On February 5, 2018, the Company acquired all the outstanding equity of Paroc Group Oy ("Paroc"), a leading producer of mineral wool insulation for building and technical applications in Europe, for $1,121 million, net of cash acquired. The acquisition of Paroc expands the Company's mineral wool technology, grows its presence in the European insulation market, provides access to a variety of new end-use markets and will increase the Insulation segment's geographic sales mix outside of the U.S. and Canada. Paroc's operating results have been included in the Company’s Insulation segment within the Consolidated Financial Statements since the date of the acquisition. During the first six months of 2019, the Consolidated Statements of Earnings included $38 million in Net Sales attributable to the acquisition (net sales from January 1, 2019 through February 4, 2019 that were related to the one-year post-acquisition period). The pro forma effect of this acquisition on Net sales and Net earnings attributable to Owens Corning was immaterial.

9.    LEASES

ASU 2016-02 Adoption
On January 1, 2019, we adopted ASU 2016-02, "Leases (Topic 842)," and the related amendments (collectively "ASC 842"). We used the optional transition method of adoption, in which the cumulative effect of initially applying the new standard to existing leases was $237 million to record the operating lease right-of-use assets and the related liabilities as of January 1, 2019. Under this method of adoption, the comparative information in the Consolidated Financial Statements has not been revised and continues to be reported under the previously applicable lease accounting guidance (ASC 840). We elected the package of practical expedients permitted under the transition guidance, which included the carry-forward of historical lease classifications.
As of December 31, 2018, leases classified as capital leases under Accounting Standard Codification (ASC) 840 of $16 million were included in Property, plant and equipment, net. As of June 30, 2019, finance lease right-of-use assets of $16 million, which were previously classified as capital leases under ASC 840, are now included in Other non-current assets. As of both December 31, 2018 and June 30, 2019, liabilities associated with capital leases and finance leases are included in Long-term debt, as they represent indebtedness for bank covenant purposes.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.        LEASES (continued)

Balance Sheet Classification

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in millions):

Leases	Classification on Balance Sheet	June 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$221
Finance lease assets	Other non-current assets	16
Total lease assets		$237

Liabilities
Current
Operating	Current liabilities	$67
Finance	Current liabilities	5
Non-Current
Operating	Non-current operating lease liabilities	155
Finance	Long-term debt, net of current portion	17
Total lease liabilities		$244

Lease Costs

For the three months ended June 30, 2019, the Company recorded $20 million of operating lease expense and $3 million of short-term lease expense. The Company had an immaterial amount of finance lease expense and variable lease expense. Cash paid for operating leases approximated operating lease expense and non-cash right-of-use asset amortization for the three months ended June 30, 2019. We added $10 million of operating lease liabilities as a result of obtaining operating lease right-of-use assets in the three months ended June 30, 2019.

For the six months ended June 30, 2019, the Company recorded $40 million of operating lease expense and $6 million of short-term lease expense. The Company had an immaterial amount of finance lease expense and variable lease expense. Cash paid for operating leases approximated operating lease expense and non-cash right-of-use asset amortization for the six months ended June 30, 2019. We added $28 million of operating lease liabilities as a result of obtaining operating lease right-of-use assets in the six months ended June 30, 2019.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.        LEASES (continued)

Other Information

The tables below present supplemental information related to leases as of June 30, 2019 (in millions):

Weighted-average remaining lease term (years)	June 30, 2019
Operating leases	4.3
Finance leases	4.6

Weighted-average discount rate	June 30, 2019
Operating leases	3.40%
Finance leases	7.08%

Maturities of Lease Liabilities
As presented in our 2018 Form 10-K, the minimum future rental commitments under ASC 840 for non-cancelable operating leases with initial maturities greater than one year, payable over the remaining lives of the leases as of December 31, 2018 were (in millions):

Period	Minimum Future Rental Commitments
2019	$83
2020	$64
2021	$47
2022	$31
2023	$18
2024 and beyond	$27

Total rent expense was $106 million, $87 million and $79 million in the years ended December 31, 2018, 2017 and 2016, respectively.
The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of June 30, 2019 (in millions):

Period	Operating Leases	Finance Leases
2019 (for the six months remaining in 2019)	$40	$3
2020	69	6
2021	53	6
2022	35	5
2023	20	3
2024 and beyond	27	2
Total minimum lease payments	244	25
Less: implied interest	22	3
Present value of future minimum lease payments	222	22
Less: current lease obligations	67	5
Long-term lease obligations	$155	$17

As of June 30, 2019, we have an immaterial amount of leases that have not yet commenced.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10. WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2018 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Six Months Ended June 30,
	2019	2018
Beginning balance	$60	$55
Amounts accrued for current year	11	11
Settlements of warranty claims	(8)	(6)
Ending balance	$63	$60

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

2017 Cost Reduction Actions
During the second quarter of 2017, the Company took actions to avoid future capital outlays and reduce costs in its Composites segment, mainly through decisions to close certain sub-scale manufacturing facilities in Asia Pacific (including Doudian, Peoples Republic of China and Thimmapur, India) and North America (Mexico City, Mexico and Brunswick, Maine) and to reposition assets in its Chambery, France operation. The Company expects to recognize approximately $6 million of incremental costs throughout 2019.

Consolidated Statements of Earnings Classification
The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings, which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Type of cost	Location	2019	2018	2019	2018
Accelerated depreciation	Cost of sales	$—	$3	$—	$8
Other exit costs	Cost of sales	1	2	2	4
Severance	Other expenses, net	—	1	—	2
Other exit costs (gains)	Other expenses, net	—	1	(3)	(2)
Total restructuring costs (gains)		$1	$7	$(1)	$12

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.	RESTRUCTURING AND ACQUISITION-RELATED COSTS (continued)

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activities (in millions):

	2017 Cost Reduction Actions	Pittsburgh Corning Acquisition-Related Restructuring	Total
Balance at December 31, 2018	$10	$7	$17
Restructuring (gains) costs	(2)	1	(1)
Payments	(5)	(3)	(8)
Non-cash items and reclassifications to other accounts	3	—	3
Balance at June 30, 2019	$6	$5	$11
Cumulative charges incurred	$46	$21	$67

As of June 30, 2019, the remaining liability balance is comprised of $11 million of severance, inclusive of $2 million of non-current severance and $9 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.20% senior notes, net of discount and financing fees, due 2022	$598	104%	$598	99%
4.20% senior notes, net of discount and financing fees, due 2024	394	104%	393	99%
3.40% senior notes, net of discount and financing fees, due 2026	396	99%	396	90%
7.00% senior notes, net of discount and financing fees, due 2036	400	119%	400	112%
4.30% senior notes, net of discount and financing fees, due 2047	588	85%	588	76%
4.40% senior notes, net of discount and financing fees, due 2048	390	87%	389	77%
Accounts receivables securitization facility, maturing in 2022 (a)	213	100%	75	100%
Various finance leases, due through 2032 (a) (b)	22	100%	24	100%
Term loan borrowing, maturing in 2021 (a)	400	100%	500	100%
Other	9	n/a	8	n/a
Total long-term debt	3,410	n/a	3,371	n/a
Less – current portion (a)	6	100%	9	100%
Long-term debt, net of current portion	$3,404	n/a	$3,362	n/a

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
The Company issued $400 million of 2026 senior notes on August 8, 2016. Interest on the notes is payable semiannually in arrears on February 15 and August 15 each year, beginning on February 15, 2017. A portion of the proceeds from these notes was used to repay $158 million of our 2016 senior notes. The remaining proceeds were used to pay down portions of our Receivables Securitization Facility and for general corporate purposes.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    DEBT (continued)

The Company issued $600 million of 2022 senior notes on October 17, 2012. Interest on the notes is payable semiannually in arrears on June 15 and December 15 each year, beginning on June 15, 2013. The proceeds of these notes were used to repay $250 million of our 2016 senior notes and $100 million of our 2019 senior notes and pay down our Senior Revolving Credit Facility.
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2019.
In the first quarter of 2016, the Company terminated interest rate swaps designated to hedge a portion of the 4.20% senior notes due 2022. The residual fair value of the swaps is recognized in Long-term debt, net of current portion on the Consolidated Balance Sheets as an unamortized interest rate swap basis adjustment and accounts for $4 million and $5 million, respectively, of the Other balance in the above table as of June 30, 2019 and December 31, 2018.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of June 30, 2019. Please refer to the Credit Facility Utilization paragraph below for liquidity information as of June 30, 2019.
Term Loan Borrowing
The Company obtained a term loan borrowing on October 27, 2017 for $600 million (the "Term Loan"). The Company entered into the Term Loan, in part, to pay a portion of the purchase price of the Paroc acquisition. In the first quarter of 2018, the Company borrowed on the $600 million Term Loan, along with borrowings on the Receivables Securitization Facility and the proceeds of the 2048 senior notes, to fund the purchase of Paroc. The $600 million Term Loan requires partial quarterly principal repayments, all of which have been paid as of June 30, 2019, and full repayment by February 2021. As of June 30, 2019, the Term Loan had $400 million outstanding. In March 2019, the Term Loan was amended to reduce the applicable interest rate on outstanding borrowings.
The Term Loan contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a term loan. The Company was in compliance with these covenants as of June 30, 2019.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    DEBT (continued)

The Receivables Securitization Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of June 30, 2019. Please refer to the Credit Facility Utilization section below for liquidity information as of June 30, 2019.
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
Credit Facility Utilization
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at June 30, 2019
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	—	—
Outstanding borrowings	—	213
Outstanding letters of credit	9	3
Availability on facility	$791	$64
Short-Term Debt
Short-term borrowings were $6 million and $16 million as of June 30, 2019 and December 31, 2018, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 8.5% and 3.0% for June 30, 2019 and December 31, 2018, respectively.

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
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended June 30,
	2019			2018
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$1	$2	$1	$2	$3
Interest cost	9	3	12	8	4	12
Expected return on plan assets	(13)	(4)	(17)	(13)	(4)	(17)
Amortization of actuarial loss	3	1	4	3	—	3
Net periodic pension cost (income)	$—	$1	$1	$(1)	$2	$1

	Six Months Ended June 30,
	2019			2018
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$2	$4	$3	$3	$6
Interest cost	18	6	24	17	7	24
Expected return on plan assets	(26)	(8)	(34)	(27)	(9)	(36)
Amortization of actuarial loss	6	2	8	6	1	7
Net periodic pension cost (income)	$—	$2	$2	$(1)	$2	$1
The Company expects to contribute approximately $25 million in cash to the U.S. pension plans and another $14 million to non-U.S. plans during 2019. The Company made cash contributions of $9 million to the plans during the six months ended June 30, 2019.
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

The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$1
Interest cost	2	1	4	3
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of actuarial gain	(2)	(1)	(4)	(3)
Net periodic benefit income	$(1)	$(1)	$(2)	$(1)

14.	CONTINGENT LIABILITIES AND OTHER MATTERS

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

Environmental Matters

The Company has established policies and procedures designed to ensure that its operations are conducted in compliance with all relevant laws and regulations and that enable the Company to meet its high standards for corporate sustainability and environmental stewardship. Our manufacturing facilities are subject to numerous foreign, federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and protection of the environment, including emissions to air, reductions of greenhouse gases, discharges to water, management of hazardous materials, handling and disposal of solid wastes, and remediation of contaminated sites. All Company manufacturing facilities operate using an ISO 14001 or equivalent environmental management system. The Company’s 2020 Sustainability Goals include significant global reductions in energy use, water consumption, waste to landfill, and emissions of greenhouse gases, fine particulate matter and toxic air emissions.

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of June 30, 2019, the Company was involved with a total of 22 sites worldwide, including 8 Superfund and state equivalent sites and 14 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Remediation activities generally involve a potential range of activities and costs related to soil and groundwater contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At June 30, 2019, the Company had an accrual totaling $12 million for these costs, of which the current portion is $7 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

15.	STOCK COMPENSATION

2019 Stock Plan

On April 18, 2019, the Company’s stockholders approved the Owens Corning 2019 Stock Plan (the “2019 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At June 30, 2019, the number of shares remaining available under the 2019 Stock Plan for all stock awards was approximately 4.0 million.
Stock Options
The Company did not grant any stock options during the six months ended June 30, 2019. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four-year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is 10 years.
The Company did not recognize any stock option expense during the six months ended June 30, 2019. During the six months ended June 30, 2018, the Company recognized expense of less than $1 million related to the Company's stock options. As of June 30, 2019, there was no unrecognized compensation cost related to stock options. The total aggregate intrinsic value of options outstanding as of June 30, 2019 was $10 million.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.	STOCK COMPENSATION (continued)

The following table summarizes the Company’s stock option activity:

	Six Months Ended June 30, 2019
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	478,875	$37.18
Exercised	(7,800)	13.89
Ending Balance	471,075	$37.57

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at June 30, 2019	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$25.45- $42.16	471,075	3.57	$37.57	471,075	3.57	$37.57

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
During the three and six months ended June 30, 2019, the Company recognized expense of $7 million and $14 million, respectively, related to the Company's restricted stock. During the three and six months ended June 30, 2018, the Company recognized expense of $5 million and $11 million, respectively, related to the Company's restricted stock. As of June 30, 2019, there was $45 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.32 years. The total fair value of shares vested during the six months ended June 30, 2019 and 2018 was $20 million and $22 million, respectively.
The following table summarizes the Company’s restricted stock activity:

	Six Months Ended June 30, 2019
	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,479,374	$52.30
Granted	498,682	52.50
Vested	(371,794)	53.07
Forfeited	(29,475)	64.84
Ending Balance	1,576,787	$51.90

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

In the six months ended June 30, 2019, the Company granted both internal company-based and external-based metric PSUs.
Internal based metrics
The internal company-based metrics are based on various Company metrics and typically vest over a three-year period. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on each award's design and performance versus the internal Company-based metrics.
The initial fair value for all internal Company-based metric PSUs assumes that the performance goals will be achieved and is based on the grant date stock price. This assumption is monitored quarterly and if it becomes probable that such goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. The expected term represents the period from the grant date to the end of the vesting period. Pro-rata vesting may be utilized in the case of death, disability or approved retirement and awards, if earned, will be paid at the end of the vesting period.
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
The Company estimated the fair value of the external-based metric performance stock grants using a Monte Carlo simulation. The external-based metric performance stock granted in 2019 uses various assumptions that include expected volatility of 26.7%, and a risk free interest rate of 2.5%, both of which were based on an expected term of 2.90 years. Expected volatility was based on a benchmark study of our peers. The risk-free interest rate was based on zero coupon U.S. Treasury bills at the time of grant. The expected term represents the period from the grant date to the end of the three-year performance period. Compensation expense for external-based metric PSUs is measured based on the grant date fair value and is recognized on a straight-line basis over the vesting period. Pro-rata vesting may be utilized in the case of death, disability or approved retirement, and awards, if earned, will be paid at the end of the three-year period.
During the three and six months ended June 30, 2019, the Company recognized expense of $2 million and $5 million, respectively, related to the Company's PSUs. During the three and six months ended June 30, 2018, the Company recognized expense of $6 million and $9 million, respectively, related to the Company's PSUs. As of June 30, 2019, there was $18 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.83 years.
The following table summarizes the Company’s PSU activity:

	Six Months Ended June 30, 2019
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	360,977	$75.23
Granted	205,350	58.40
Forfeited	(4,600)	82.07
Ending Balance	561,727	$69.02

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

offering period, which is a six-month period ending on May 31 and November 30 of each year. At the approval date, 2.0 million shares were available for purchase under the ESPP. As of June 30, 2019, 0.5 million shares remain available for purchase.
During the three and six months ended June 30, 2019, the Company recognized expense of $1 million and $2 million, respectively, related to the Company's ESPP. During the three and six months ended June 30, 2018, the Company recognized expense of $1 million and $2 million, respectively, related to the Company's ESPP. As of June 30, 2019, there was $2 million of total unrecognized compensation cost related to the ESPP.

16.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings attributable to Owens Corning	$138	$121	$182	$213
Weighted-average number of shares outstanding used for basic earnings per share	109.0	110.9	109.3	111.2
Non-vested restricted and performance shares	0.4	0.8	0.4	0.8
Options to purchase common stock	0.1	0.2	0.1	0.2
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	109.5	111.9	109.8	112.2
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$1.27	$1.09	$1.67	$1.92
Diluted	$1.26	$1.08	$1.66	$1.90

For the three and six months ended June 30, 2019, the number of shares used in the calculation of diluted earnings per share did not include 0.3 million non-vested restricted shares and 0.1 million non-vested performance shares, due to their anti-dilutive effect. For the three and six months ended June 30, 2018, the number of shares used in the calculation of diluted earnings per share did not include 0.3 million non-vested restricted shares and 0.2 million non-vested performance shares, due to their anti-dilutive effect.
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.0 million shares of its common stock for $48 million during the six months ended June 30, 2019, under the Repurchase Authorization. As of June 30, 2019, 3.6 million shares remain available for repurchase under the Repurchase Authorization.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax expense	$59	$49	$98	$60
Effective tax rate	30%	28%	35%	22%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2019 is primarily due to U.S. state and local income tax expense, the impact of U.S. federal taxes on foreign earnings and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2019 is primarily due to U.S. state and local income tax expense, the impact of U.S. federal taxes on foreign earnings, legislative changes and other discrete adjustments.
On March 6, 2019, the U.S. Treasury and the IRS proposed regulations that provide guidance on determining the amount of a domestic corporation’s deduction for the global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII) recently added by the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The proposed regulations provide special rules in determining the deduction amount which adjusted the Company’s 2018 tax estimate resulting in an increase to tax expense of $12 million for the six months ended June 30, 2019.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Currency Translation Adjustment
Beginning balance	$(295)	$(198)	$(306)	$(183)
Net investment hedge amounts classified into AOCI, net of tax	(8)	20	2	1
Gain/(loss) on foreign currency translation	18	(94)	19	(90)
Other comprehensive income/(loss), net of tax	10	(74)	21	(89)
Ending balance	$(285)	$(272)	$(285)	$(272)
Pension and Other Postretirement Adjustment
Beginning balance	$(351)	$(333)	$(350)	$(331)
Amounts reclassified from AOCI to net earnings, net of tax (a)	1	1	1	2
Amounts classified into AOCI, net of tax	1	3	—	—
Other comprehensive gain, net of tax	2	4	1	2
Ending balance	$(349)	$(329)	$(349)	$(329)
Hedging Adjustment
Beginning balance	$(1)	$1	$—	$—
Amounts classified into AOCI, net of tax	—	—	(1)	1
Other comprehensive (loss)/income, net of tax	—	—	(1)	1
Ending balance	$(1)	$1	$(1)	$1
Total AOCI ending balance	$(635)	$(600)	$(635)	$(600)

(a)	These AOCI components are included in the computation of total Pension and OPEB expense and are recorded in Non-operating income. See Note 13 for additional information.

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
GENERAL
Owens Corning is a leading global producer of residential and commercial building materials and of glass fiber reinforcements and other materials for composites. The Company has three reportable segments: Composites, Insulation and Roofing. Through these lines of business, we manufacture and sell products worldwide. We maintain leading market positions in many of our major product categories.
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $138 million in the second quarter of 2019, compared to $121 million in the same period of 2018. The Company reported $230 million in earnings before interest and taxes (EBIT) for the second quarter of 2019 compared to $206 million in the same period of 2018. The Company generated $231 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the second quarter of 2019 compared to $214 million in the same period of 2018. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. Second quarter of 2019 EBIT performance compared to the same period of 2018 increased $24 million in our Roofing segment and decreased $7 million and $4 million in our Insulation and Composites segments, respectively. Within our Corporate, Other and Eliminations category, General corporate expense and other decreased by $4 million.
In our Insulation segment, EBIT in the second quarter of 2019 was $42 million compared to $49 million in the same period of 2018, primarily due to production curtailment actions taken in our North American residential fiberglass business. In our Composites segment, EBIT was $67 million in the second quarter of 2019 compared to $71 million in the same period of 2018, primarily due to higher input cost inflation. In our Roofing segment, EBIT in the second quarter of 2019 was $151 million compared to $127 million in the same period in 2018, primarily due to higher sales volumes.
In the six months ended June 30, 2019, the Company's operating activities provided $287 million of cash flow, compared to $306 million in the same period in 2018. The change was primarily driven by year-over-year increase in receivables in 2019.

The Company did not repurchase any shares of its common stock during the second quarter of 2019 under a previously announced repurchase authorization (the "Share Repurchase Authorization"). As of June 30, 2019, 3.6 million shares remained available for repurchase under the Share Repurchase Authorization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$1,918	$1,824	$3,585	$3,515
Gross margin	$440	$418	$765	$773
% of net sales	23%	23%	21%	22%
Marketing and administrative expenses	$181	$187	$363	$372
Earnings before interest and taxes	$230	$206	$348	$337
Interest expense, net	$32	$33	$68	$61
Income tax expense	$59	$49	$98	$60
Net earnings attributable to Owens Corning	$138	$121	$182	$213
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the second quarter and year-to-date 2019, net sales increased $94 million and $70 million, respectively, compared to the same periods in 2018. For the second quarter and year-to-date comparison, the increase in net sales was driven by the impact of higher sales volumes and higher selling prices in our Roofing segment, partially offset by the impact of lower sales volumes in our Insulation segment.
GROSS MARGIN
In the second quarter 2019, gross margin increased $22 million compared to the same period in 2018. Year-to-date 2019 gross margin decreased $8 million compared to the same period in 2018. For the second quarter, the increase was driven by the impact of higher sales volumes in our Roofing segment. For the year-to-date comparison, the decrease was driven by higher input cost inflation in all three segments and production curtailment actions taken in our Insulation segment.
MARKETING AND ADMINISTRATIVE EXPENSES
In the second quarter and year-to-date 2019, marketing and administrative expenses decreased $6 million and $9 million, respectively, compared to the same period in 2018. For the second quarter and year-to-date comparison, the decrease in marketing and administrative expenses was primarily driven by lower general corporate expenses.
INTEREST EXPENSE, NET
In the second quarter 2019, interest expense, net was flat compared to the same period in 2018. For the year-to-date 2019, interest expense, net increased $7 million, primarily due to interest income earned on lower cash balances and higher long-term debt balances during the first quarter of 2019.
INCOME TAX EXPENSE
Income tax expense for the three and six months ended June 30, 2019 was $59 million and $98 million, respectively. For the second quarter 2019, the Company's effective tax rate was 30% and for the six months ended June 30, 2019, the Company's effective tax rate was 35%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2019 is primarily due to U.S. state and local income tax expense, the impact of U.S. federal taxes on foreign earnings and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2019 is primarily due to U.S. state and local income tax expense, the impact of U.S. federal taxes on foreign earnings, legislative changes and other discrete adjustments.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On March 6, 2019, the U.S. Treasury and the IRS proposed regulations that provide guidance on determining the amount of a domestic corporation’s deduction for the global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII) recently added by the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The proposed regulations provide special rules in determining the deduction amount which adjusted the Company’s 2018 tax estimate resulting in an increase to tax expense of $12 million for the six months ended June 30, 2019.

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
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2018, was primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates and an increase in U.S. federal tax expense on foreign earnings. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2018 is primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates, an increase in U.S. federal tax expense on foreign earnings, offset by excess tax benefits related to stock compensation and other discrete adjustments.
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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2019	2018	2019	2018
Restructuring costs	Cost of sales	$(1)	$(5)	$(2)	$(12)
Restructuring (costs) / gains	Other expenses, net	—	(2)	3	—
Acquisition-related costs	Marketing and administrative expenses	—	(1)	—	(6)
Acquisition-related costs	Other expenses, net	—	—	—	(9)
Recognition of acquisition inventory fair value step-up	Cost of sales	—	—	—	(2)
Total restructuring, acquisition and integration-related (costs) / gains		$(1)	$(8)	$1	$(29)

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restructuring (costs) / gains	$(1)	$(7)	$1	$(12)
Acquisition-related costs	—	(1)	—	(15)
Recognition of acquisition inventory fair value step-up	—	—	—	(2)
Total adjusting items	$(1)	$(8)	$1	$(29)

The reconciliation from Net earnings attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$138	$121	$182	$213
Net earnings attributable to noncontrolling interests	—	1	—	1
NET EARNINGS	138	122	182	214
Equity in net loss of affiliates	(1)	(2)	—	(2)
Income tax expense	59	49	98	60
EARNINGS BEFORE TAXES	198	173	280	276
Interest expense, net	32	33	68	61
EARNINGS BEFORE INTEREST AND TAXES	230	206	348	337
Adjusting items from above	(1)	(8)	1	(29)
ADJUSTED EBIT	$231	$214	$347	$366
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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$535	$541	$1,048	$1,052
% change from prior year	-1%	1%	—%	—%
EBIT	$67	$71	$124	$131
EBIT as a % of net sales	13%	13%	12%	12%
Depreciation and amortization expense	$38	$36	$77	$73

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

In our Composites segment, net sales in the second quarter 2019 decreased $6 million compared to the same period in 2018. The positive impact of higher sales volumes of about 4% was more than offset by the negative impact of translating sales denominated in foreign currencies into United States dollars of $15 million and unfavorable customer mix.

For the year-to-date 2019, net sales in our Composites segment decreased $4 million compared to the same period in 2018. The positive impact of higher sales volumes of about 4% was more than offset by the negative impact of translating sales denominated in foreign currencies into United States dollars of $36 million and unfavorable customer mix.

EBIT

In our Composites segment, EBIT in the second quarter of 2019 decreased $4 million compared to the same period in 2018. The positive impact of favorable manufacturing performance of $9 million and lower transportation costs was offset by higher input cost inflation and the unfavorable impact of translating sales and costs denominated in foreign currencies into United States dollars. Unfavorable product mix accounted for the year-over-year decline.

For the year-to-date 2019, EBIT in our Composites segment decreased $7 million compared to the same period in 2018. The positive impact of $13 million of improved manufacturing performance, lower transportation costs and higher volumes was offset by higher input cost inflation of $16 million. The unfavorable impact of translating sales and costs denominated in foreign currencies into United States dollars and unfavorable product mix accounted for the year-over-year decline.

OUTLOOK

Global glass reinforcements market demand has historically grown with global industrial production and we believe this relationship will continue. In 2019, we expect continued global industrial production growth, with a moderated growth outlook in North America and Europe.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$661	$682	$1,252	$1,278
% change from prior year	-3%	55%	-2%	53%
EBIT	$42	$49	$57	$81
EBIT as a % of net sales	6%	7%	5%	6%
Depreciation and amortization expense	$49	$46	$98	$91
NET SALES
In our Insulation segment, net sales in the second quarter of 2019 decreased $21 million compared to the same period in 2018. Higher selling prices of $21 million were more than offset by lower sales volumes of about 4% and the $18 million unfavorable impact of translating sales denominated in foreign currencies into United States dollars.
For the year-to-date 2019, net sales in our Insulation segment decreased $26 million compared to the same period in 2018. Higher selling prices of $43 million and the $38 million impact of our acquisition of Paroc (net sales from January 1, 2019 through February 4, 2019 that were related to the one-year post-acquisition period) were largely offset by lower sales volumes of about 6%. The unfavorable impact of translating sales denominated in foreign currencies into United States dollars reduced net sales by $30 million compared to the same period in 2018.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT
In our Insulation segment, EBIT in the second quarter of 2019 decreased by $7 million compared to the same period in 2018. The impact of higher selling prices was largely offset by the impact of lower sales volumes and higher input cost inflation of $9 million. Production curtailment actions primarily taken in our North American residential fiberglass business in the second quarter of 2019 resulted in $20 million of lower fixed cost absorption on lower production volumes compared to the same period in 2018. Lower rebuild and start-up costs of $11 million were partially offset by the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.
For the year-to-date 2019, EBIT in our Insulation segment decreased $24 million compared to the same period in 2018. The impact of higher selling prices was offset by the impact of lower sales volumes and higher input cost inflation of $16 million. Production curtailment actions primarily taken in our North American residential fiberglass business in the first half of 2019 resulted in $36 million of lower fixed cost absorption on lower production volumes compared to the same period in 2018. Favorable manufacturing performance and the favorable impact of lower rebuild and start-up costs were partially offset by higher selling, general and administrative costs and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.
OUTLOOK
The outlook for Insulation demand is driven by new North American residential construction, remodeling and repair activity; and commercial and industrial construction activity in the United States, Canada, Europe and Asia-Pacific. Demand for commercial and industrial insulation markets is most closely correlated to industrial production growth and overall economic activity in the global markets we serve. Demand for residential insulation is most closely correlated to U.S. housing starts. During the second quarter of 2019, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.263 million, up from an annual average of approximately 1.260 million starts in the second quarter of 2018.
While the outlook for U.S. housing starts in 2019 remains uncertain, we believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of market demand-driven variability associated with the U.S. housing market.
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$778	$659	$1,392	$1,301
% change from prior year	18%	-4%	7%	-1%
EBIT	$151	$127	$225	$224
EBIT as a % of net sales	19%	19%	16%	17%
Depreciation and amortization expense	$13	$13	$26	$25
NET SALES
In our Roofing segment, net sales in the second quarter of 2019 increased by $119 million compared to the same period in 2018. The increase was primarily driven by higher sales volumes of about 13% on higher shingle volumes, $18 million of higher selling prices, and favorable product mix.
For the year-to-date 2019, net sales in our Roofing segment increased $91 million compared to the same period in 2018. The increase was driven by $51 million of higher selling prices, slightly higher sales volumes and favorable product mix.
EBIT
In our Roofing segment, EBIT in the second quarter of 2019 increased by $24 million compared to the same period in 2018. The increase was primarily driven by higher sales volumes. Higher selling prices of $18 million were offset by higher asphalt inflation. The remainder of the favorable year-over-year variance was due to favorable product mix and lower transportation costs, partially offset by other input cost inflation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the year-to-date 2019, EBIT in our Roofing segment increased $1 million compared to the same period in 2018. The favorable impact of higher selling prices was offset by higher input cost inflation, primarily asphalt. Favorable product mix and lower transportation costs offset the unfavorable impact of lower production volumes compared to the same period a year ago.
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
Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restructuring (costs) / gains	$(1)	$(7)	$1	$(12)
Acquisition-related costs	—	(1)	—	(15)
Recognition of acquisition inventory fair value step-up	—	—	—	(2)
General corporate expense and other	(29)	(33)	(59)	(70)
EBIT	$(30)	$(41)	$(58)	$(99)
Depreciation and amortization	$12	$12	$24	$27

EBIT
In Corporate, Other and Eliminations, EBIT losses for the second quarter and year-to-date 2019 were lower by $11 million and $41 million, respectively, compared to the same periods in 2018. EBIT improvement in both the second quarter and year-to-date 2019 was primarily driven by lower restructuring and acquisition-related costs and lower general corporate expense and other. See details of these costs in the table above and further explained in both the Restructuring and Acquisition-Related Costs paragraph of MD&A and Note 11 of the Consolidated Financial Statements.
General corporate expense and other for the second quarter and year-to-date 2019 was lower by $4 million and $11 million, respectively, compared to the same periods in 2018, primarily driven by lower general corporate expenses.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization in the second quarter of 2019 was flat compared to the same periods in 2018. For the year-to-date 2019, Depreciation and amortization was lower by $3 million, primarily due to higher accelerated depreciation recorded in 2018 related to our restructuring actions.
OUTLOOK
In 2019, we expect general corporate expenses to range between $125 million and $135 million.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company has a $280 million receivables securitization facility (the "Receivables Securitization Facility") that has been amended from time to time, which matures in April 2022.
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at June 30, 2019
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	—	—
Outstanding borrowings	—	213
Outstanding letters of credit	9	3
Availability on facility	$791	$64
The Receivables Securitization Facility and Senior Revolving Credit Facility mature in 2022 and 2024, respectively. The Company also has a term loan (the "Term Loan"), which requires minimum quarterly principal repayments, all of which have been paid as of June 30, 2019, and full repayment by February 2021. As of June 30, 2019, the Term Loan had $400 million outstanding. The company has no significant debt maturities of senior notes before 2022. As of June 30, 2019, the Company had $3.4 billion of total debt and cash and cash equivalents of $92 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of June 30, 2019, and December 31, 2018, the Company had $92 million and $67 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017.
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
We have outstanding share repurchase authorizations and will evaluate and consider repurchasing shares of our common stock, as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity to generate proceeds.
The agreements governing our Senior Revolving Credit Facility, Receivables Securitization Facility and Term Loan contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of June 30, 2019.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$92	$149
Net cash flow provided by operating activities	$287	$306
Net cash flow used for investing activities	$(202)	$(1,430)
Net cash flow (used for) provided by financing activities	$(82)	$1,051
Availability on the Senior Revolving Credit Facility	$791	$791
Availability on the Receivables Securitization Facility	$64	$—
Operating activities: For the six months ended June 30, 2019, the Company's operating activities provided $287 million of cash compared to $306 million used in the same period in 2018. The change in cash used by operating activities was primarily due to a larger increase in operating assets and liabilities (mainly from higher receivables) in 2019 compared to the same period of 2018.
Investing activities: Net cash flow used for investing activities decreased $1,228 million for the six months ended June 30, 2019 compared to the same period of 2018, primarily driven by spending on acquisitions in the prior year.
Financing activities: Net cash used for financing activities was $82 million for the six months ended June 30, 2019, compared to net cash provided by financing activities of $1,051 million in the same period in 2018. The change of $1,133 million was primarily due to higher long-term debt inflows to fund the purchase of Paroc in the first quarter of 2018 (see Note 12 of the Consolidated Financial Statements and the Liquidity section above for further discussion of activities related to debt).
2019 Investments
Capital Expenditures: The Company will continue a balanced approach to the use of its cash flows. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2019 are expected to be approximately $475 million, which is roughly $15 million greater than expected depreciation and amortization. Capital spending in excess of depreciation and amortization is primarily due to growth projects in our Composites and Insulation segments, including the construction of a Paroc mineral wool insulation manufacturing line in Poland that was in progress at the date of acquisition. The Company will also continue to evaluate projects and acquisitions that provide opportunities for growth in our businesses, and invest in them when they meet our strategic and financial criteria.
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
Please refer to Note 5 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Notes 5 and 12 of the Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the six months ended June 30, 2019, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended June 30, 2019, our RIR was 0.65 as compared to 0.61 in the same period a year ago. For the six months ended June 30, 2019, our RIR was 0.67 as compared to 0.56 in the same period a year ago.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the six months ended June 30, 2019. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2018 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2019	3,634		$53.34	—	3,581,726
May 1-31, 2019	1,082		51.20	—	3,581,726
June 1-30, 2019	—		—	—	3,581,726
Total	4,716	*	$52.85	—	3,581,726

*	The Company retained an aggregate of 4,716 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated transactions, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company did not repurchase any shares of its common stock during the three months ended June 30, 2019 under the Repurchase Authorization. As of June 30, 2019, 3.6 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1	Second Amended and Restated Bylaws of the Company, effective as of June 19, 2019 (filed herewith).

10.1	Second Amendment to Second Amended and Restated Receivables Purchase Agreement, dated April 8, 2019 (filed herewith).

10.2	Extension Agreement, dated April 9, 2019, to the Credit Agreement by and among Owens Corning, Wells Fargo Bank, National Association and other signatory lenders (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	July 24, 2019	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer

Date:	July 24, 2019	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller