Form 10-Q
period 2019-09-30
Owens Corning
filed 2019-10-23
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
Yes ☐           No ☑

As of October 18, 2019, 108,787,465 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
NET SALES	$1,883	$1,818	$5,468	$5,333
COST OF SALES	1,422	1,370	4,242	4,112
Gross margin	461	448	1,226	1,221
OPERATING EXPENSES
Marketing and administrative expenses	164	159	527	531
Science and technology expenses	21	21	65	66
Other expenses, net	1	13	16	39
Total operating expenses	186	193	608	636
OPERATING INCOME	275	255	618	585
Non-operating income	(2)	(4)	(7)	(11)
EARNINGS BEFORE INTEREST AND TAXES	277	259	625	596
Interest expense, net	33	31	101	92
Loss on extinguishment of debt	32	—	32	—
EARNINGS BEFORE TAXES	212	228	492	504
Income tax expense	61	67	159	127
Equity in net earnings / (loss) of affiliates	—	1	—	(1)
NET EARNINGS	151	162	333	376
Net earnings attributable to noncontrolling interests	1	1	1	2
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$150	$161	$332	$374
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$1.37	$1.46	$3.04	$3.38
Diluted	$1.36	$1.45	$3.02	$3.35
WEIGHTED AVERAGE COMMON SHARES
Basic	109.2	110.0	109.2	110.8
Diluted	110.0	110.9	110.0	111.7
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET EARNINGS	$151	$162	$333	$376
Currency translation adjustment (net of tax of $(6) and $0 for the three months ended September 30, 2019 and 2018, respectively, and $(7) and $(1) for the nine months ended September 30, 2019 and 2018, respectively)	(57)	(12)	(36)	(101)
Pension and other postretirement adjustment (net of tax of $0 and $(1) for the three months ended September 30, 2019 and 2018, respectively, and $0 and $(3) for the nine months ended September 30, 2019 and 2018, respectively)	(2)	1	(1)	3
Hedging adjustment (net of tax of $(1) and $0 for the three months ended September 30, 2019 and 2018, and $0 for both the nine months ended September 30, 2019 and 2018, respectively)	1	1	—	2
COMPREHENSIVE EARNINGS	93	152	296	280
Comprehensive earnings attributable to noncontrolling interests	1	1	1	2
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$92	$151	$295	$278

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	September 30, 2019	December 31, 2018
CURRENT ASSETS
Cash and cash equivalents	$35	$78
Receivables, less allowances of $10 at September 30, 2019 and $16 at December 31, 2018	977	794
Inventories	1,031	1,072
Other current assets	87	76
Total current assets	2,130	2,020
Property, plant and equipment, net	3,759	3,811
Operating lease right-of-use assets	207	—
Goodwill	1,909	1,949
Intangible assets	1,716	1,779
Deferred income taxes	36	43
Other non-current assets	198	169
TOTAL ASSETS	$9,955	$9,771
LIABILITIES AND EQUITY
Current liabilities	$1,261	$1,278
Long-term debt, net of current portion	3,180	3,362
Pension plan liability	222	268
Other employee benefits liability	185	190
Non-current operating lease liabilities	143	—
Deferred income taxes	247	141
Other liabilities	195	208
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,043	4,028
Accumulated earnings	2,272	2,013
Accumulated other comprehensive deficit	(693)	(656)
Cost of common stock in treasury (c)	(1,140)	(1,103)
Total Owens Corning stockholders’ equity	4,483	4,283
Noncontrolling interests	39	41
Total equity	4,522	4,324
TOTAL LIABILITIES AND EQUITY	$9,955	$9,771

(a)10 shares authorized; none issued or outstanding at September 30, 2019 and December 31, 2018
(b)400 shares authorized; 135.5 issued and 108.8 outstanding at September 30, 2019; 135.5 issued and 109.5 outstanding at December 31, 2018
(c)26.7 shares at September 30, 2019 and 26.0 shares at December 31, 2018
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2018	109.5	$1	26.0	$(1,103)	$4,028	$2,013	$(656)	$41	$4,324
Net earnings attributable to Owens Corning	—	—	—	—	—	44	—	—	44
Currency translation adjustment	—	—	—	—	—	—	11	(1)	10
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.4	—	(0.4)	14	(14)	—	—	—	—
Purchases of treasury stock	(1.3)	—	1.3	(61)	—	—	—	—	(61)
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared (d)	—	—	—	—	—	(24)	—	—	(24)
Balance at March 31, 2019	108.6	$1	26.9	$(1,150)	$4,025	$2,033	$(647)	$40	$4,302
Net earnings attributable to Owens Corning	—	—	—	—	—	138	—	—	138
Currency translation adjustment	—	—	—	—	—	—	10	—	10
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	2	—	2
Issuance of common stock under share-based payment plans	0.2	—	(0.2)	9	(1)	—	—	—	8
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared (d)	—	—	—	—	—	(25)	—	—	(25)
Balance at June 30, 2019	108.8	$1	26.7	$(1,141)	$4,034	$2,146	$(635)	$40	$4,445
Net earnings attributable to Owens Corning	—	—	—	—	—	150	—	—	150
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	—	—	(57)	(2)	(59)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(2)	—	(2)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	1	—	1
Issuance of common stock under share-based payment plans	—	—	—	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared (d)	—	—	—	—	—	(24)	—	—	(24)
Balance at September 30, 2019	108.8	$1	26.7	$(1,140)	$4,043	$2,272	$(693)	$39	$4,522
(a)Additional Paid in Capital (APIC)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Quarterly dividend declarations of $0.22 per share as of September 30, 2019, June 30, 2019 and March 31, 2019

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2017	111.5	$1	24.0	$(911)	$4,011	$1,575	$(514)	$42	$4,204
Net earnings attributable to Owens Corning	—	—	—	—	—	92	—	—	92
Currency translation adjustment	—	—	—	—	—	—	(15)	1	(14)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(2)	—	(2)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	1	—	1
Issuance of common stock under share-based payment plans	0.6	—	(0.6)	21	(21)	—	—	—	—
Purchases of treasury stock	(1.1)	—	1.1	(113)	—	—	—	—	(113)
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Cumulative effect of accounting change (d)	—	—	—	—	—	(12)	—	—	(12)
Dividends declared (e)	—	—	—	—	—	(24)	—	—	(24)
Balance at March 31, 2018	111.0	$1	24.5	$(1,003)	$3,999	$1,631	$(530)	$43	$4,141
Net earnings attributable to Owens Corning	—	—	—	—	—	121	—	—	121
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	—	—	(74)	(2)	(76)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	4	—	4
Issuance of common stock under share-based payment plans	0.2	—	(0.2)	13	(3)	—	—	—	10
Purchases of treasury stock	(0.3)	—	0.3	(23)	—	—	—	—	(23)
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared (e)	—	—	—	—	—	(23)	—	(1)	(24)
Balance at June 30, 2018	110.9	$1	24.6	$(1,013)	$4,009	$1,729	$(600)	$41	$4,167
Net earnings attributable to Owens Corning	—	—	—	—	—	161	—	—	161
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	—	—	(12)	(1)	(13)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	1	—	1
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	1	—	1
Issuance of common stock under share-based payment plans	0.1	—	(0.1)	4.0	(4.0)	—	—	—	—
Purchases of treasury stock	(1.7)	—	1.7	(101.0)	—	—	—	—	(101)
Stock-based compensation expense	—	—	—	—	12.0	—	—	—	12
Dividends declared (e)	—	—	—	—	—	(23.0)	—		(23)
Balance at September 30, 2018	109.3	$1	26.2	$(1,110)	$4,017	$1,867	$(610)	$41	$4,206

(a)Additional Paid in Capital (APIC)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Cumulative effect of accounting change relates to our adoption of accounting standard updates (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," and ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)."
(e)Quarterly dividend declarations of $0.21 per share as of September 30, 2018, June 30, 2018 and March 31, 2018

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2019	2018
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$333	$376
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	337	323
Deferred income taxes	118	77
Stock-based compensation expense	31	34
Other non-cash	8	9
Loss on extinguishment of debt	32	—
Changes in operating assets and liabilities	(211)	(265)
Pension fund contribution	(34)	(34)
Payments for other employee benefits liabilities	(13)	(15)
Other	(5)	1
Net cash flow provided by operating activities	596	506
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(314)	(425)
Proceeds from the sale of assets or affiliates	1	11
Investment in subsidiaries and affiliates, net of cash acquired	—	(1,143)
Derivative settlements	28	6
Net cash flow used for investing activities	(285)	(1,551)
NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	445	389
Payments on long-term debt	(484)	—
Proceeds from senior revolving credit and receivables securitization facilities	1,701	1,534
Payments on senior revolving credit and receivables securitization facilities	(1,683)	(1,227)
Proceeds from term loan borrowing	—	600
Payments on term loan borrowing	(200)	(30)
Net decrease in short-term debt	(13)	—
Dividends paid	(72)	(70)
Purchases of treasury stock	(61)	(236)
Other	(3)	(7)
Net cash flow (used for) provided by financing activities	(370)	953
Effect of exchange rate changes on cash	16	(17)
Net decrease in cash, cash equivalents, and restricted cash	(43)	(109)
Cash, cash equivalents and restricted cash at beginning of period	85	253
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$42	$144

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
Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $7 million, $7 million, $8 million and $7 million as of September 30, 2019, December 31, 2018, September 30, 2018 and December 31, 2017, respectively. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

Accounting Pronouncements

The following table summarizes recent ASU's issued by the Financial Accounting Standards Board (FASB) that could have an impact on the Company's Consolidated Financial Statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently adopted standard:
ASU 2016-02, "Leases (Topic 842)," as amended by ASU 2017-13, 2018-01, 2018-10, 2018-11, and 2019-01	The standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The recognition and presentation of expenses will depend on classification as a finance or operating lease. Entities may elect to apply the provisions of the new leasing standard on January 1, 2019, without adjusting the comparative periods presented by recognizing a cumulative-effect adjustment to the opening balance of retained earnings.	January 1, 2019	We adopted this standard using the optional transition method in the first quarter of 2019. Please refer to Note 9 of the Consolidated Financial Statements for transition disclosures as well as other ongoing disclosure requirements.
Recently issued standard:
ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)," as amended by ASU 2018-19, 2019-04, and 2019-05	This standard replaces the incurred loss methodology for recognizing credit losses with a current expected credit losses model and applies to all financial assets, including trade receivables. Entities will adopt the standard using a modified-retrospective approach.	January 1, 2020	We do not believe the adoption of this guidance will have a material effect on our consolidated financial statements. Our current accounts receivable policy (as described in Note 1 of our 2018 Form 10-K) uses historical and forward-looking information to estimate the amount of expected credit losses in our existing accounts receivable. We have determined that our current systems, policies and procedures comply with the requirements of this standard.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2. SEGMENT INFORMATION
The Company has three reportable segments: Composites, Insulation and Roofing. Accounting policies for the segments are the same as those for the Company. The Company’s three reportable segments are defined as follows:
Composites – The Company manufactures, fabricates and sells glass reinforcements in the form of fiber. Glass reinforcement materials are also used downstream by the Composites segment to manufacture and sell glass fiber products in the form of fabrics, non-wovens and other specialized products.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reportable Segments
Composites	$531	$508	$1,579	$1,560
Insulation	693	710	1,945	1,988
Roofing	713	645	2,105	1,946
Total reportable segments	1,937	1,863	5,629	5,494
Corporate eliminations	(54)	(45)	(161)	(161)
NET SALES	$1,883	$1,818	$5,468	$5,333

External Customer Sales by Geographic Region
United States	$1,273	$1,208	$3,670	$3,525
Europe	310	304	920	909
Asia-Pacific	169	166	492	484
Rest of world	131	140	386	415
NET SALES	$1,883	$1,818	$5,468	$5,333

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reportable Segments
Composites	$67	$64	$191	$195
Insulation	84	94	141	175
Roofing	143	127	368	351
Total reportable segments	294	285	700	721
Restructuring (costs) / gains	—	(7)	1	(19)
Acquisition-related costs	—	(1)	—	(16)
Recognition of acquisition inventory fair value step-up	—	—	—	(2)
General corporate expense and other	(17)	(18)	(76)	(88)
Total corporate, other and eliminations	(17)	(26)	(75)	(125)
EBIT	$277	$259	$625	$596

3. REVENUE

The following table shows a disaggregation of Net sales (in millions):

	For the three months ended September 30, 2019
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$75	$237	$641	$(53)	$900
U.S. commercial and industrial	159	168	46	—	373
Europe	142	165	3	—	310
Asia-Pacific	120	46	4	(1)	169
Rest of world	35	77	19	—	131
NET SALES	$531	$693	$713	$(54)	$1,883

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3. REVENUE (continued)

	For the three months ended September 30, 2018
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$62	$260	$560	$(40)	$842
U.S. commercial and industrial	157	161	52	(4)	366
Europe	142	159	3	—	304
Asia-Pacific	115	47	4	—	166
Rest of world	32	83	26	(1)	140
NET SALES	$508	$710	$645	$(45)	$1,818

	For the nine months ended September 30, 2019
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$217	$649	$1,900	$(156)	$2,610
U.S. commercial and industrial	472	480	108	—	1,060
Europe	442	469	10	(1)	920
Asia-Pacific	351	132	10	(1)	492
Rest of world	97	215	77	(3)	386
NET SALES	$1,579	$1,945	$2,105	$(161)	$5,468

	For the nine months ended September 30, 2018
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$213	$708	$1,696	$(146)	$2,471
U.S. commercial and industrial	452	469	141	(8)	1,054
Europe	455	444	10	—	909
Asia-Pacific	343	131	11	(1)	484
Rest of world	97	236	88	(6)	415
NET SALES	$1,560	$1,988	$1,946	$(161)	$5,333

As of December 31, 2018, our contract liability balances (for extended warranties, downpayments and deposits, collectively) totaled $53 million, of which $16 million was recognized as revenue in the first nine months of 2019. As of September 30, 2019, our contract liability balances totaled $58 million.

4. INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2019	December 31, 2018
Finished goods	$705	$730
Materials and supplies	326	342
Total inventories	$1,031	$1,072

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2019 and December 31, 2018, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	September 30, 2019	December 31, 2018
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other current assets	$12	$9
Cross currency swaps	Other non-current assets	$9	$—
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$—	$17
Cash flow hedges:
Natural gas forward swaps	Current liabilities	$2	$1
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$18	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Current liabilities	$—	$8
Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2019	2018	2019	2018
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of loss/(gain) reclassified from AOCI (as defined below) into earnings	Cost of sales	$2	$(1)	$3	$(1)
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$(3)	$(3)	$(9)	$(9)
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of gain recognized in earnings (a)	Other expenses, net	$(31)	$(10)	$(45)	$(54)

(a)Gains related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expenses, net. Please refer to the "Other Derivatives" section below for additional detail.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Comprehensive Earnings Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (in millions):

		Amount of (Gain) Loss Recognized in Comprehensive Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Type	Derivative Financial Instrument	2019	2018	2019	2018
Net investment hedge	Cross-currency swaps	$(27)	$(1)	$(30)	$(2)
Cash flow hedge	Natural gas forward swaps	$(1)	$—	$1	$(2)
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of September 30, 2019, the notional amounts of these natural gas forward swaps was 2 MMBtu (or MMBtu equivalent) based on U.S. and European indices.
Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). The Company uses cross-currency forward contracts to hedge a portion of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. As of September 30, 2019, the notional amount of these derivative financial instruments was $516 million related to the U.S. Dollar and European Euro.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of September 30, 2019, the Company had notional amounts of $688 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, European Euro, Indian Rupee, and South Korean Won. In addition, the Company had notional amounts of $146 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Russian Ruble, Polish Zloty and Swedish Krona.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.  GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets and goodwill consist of the following (in millions):

September 30, 2019	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20 years	$541	$(158)	$383
Technology	17 years	317	(148)	169
Other	13 years	61	(31)	30
Indefinite-lived intangible assets:
Trademarks		1,134		1,134
Total intangible assets		$2,053	$(337)	$1,716
Goodwill		$1,909

December 31, 2018	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	20 years	$554	$(138)	$416
Technology	17 years	321	(134)	187
Other	14 years	60	(28)	32
Indefinite-lived intangible assets:
Trademarks		1,144	—	1,144
Total intangible assets		$2,079	$(300)	$1,779
Goodwill		$1,949

Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No testing was deemed necessary in the first nine months of 2019. The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2018	$57	$1,495	$397	$1,949
Foreign currency translation	—	(37)	(3)	(40)
Balance at September 30, 2019	$57	$1,458	$394	$1,909

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Other Intangible Assets
The Other category below primarily includes franchise agreements and quarry and emission rights. The changes in the gross carrying amount of intangible assets by asset group are as follows (in millions):

	Customer Relationships	Technology	Trademarks	Other	Total
Balance at December 31, 2018	$554	$321	$1,144	$60	$2,079
Other additions, net	—	—	—	2	2
Foreign currency translation	(13)	(4)	(10)	(1)	(28)
Balance at September 30, 2019	$541	$317	$1,134	$61	$2,053
The estimated amortization expense for intangible assets for the next five years is as follows (in millions):

Period	Amortization
2020	$50
2021	$50
2022	$45
2023	$42
2024	$39

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2019	December 31, 2018
Land	$220	$224
Buildings and leasehold improvements	1,114	1,091
Machinery and equipment	4,857	4,628
Construction in progress	313	443
	6,504	6,386
Accumulated depreciation	(2,745)	(2,575)
Property, plant and equipment, net	$3,759	$3,811
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 10% and 11% of total machinery and equipment as of September 30, 2019 and December 31, 2018. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of about 3% of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. ACQUISITIONS

Paroc Acquisition

On February 5, 2018, the Company acquired all the outstanding equity of Paroc Group Oy ("Paroc"), a leading producer of mineral wool insulation for building and technical applications in Europe, for $1,121 million, net of cash acquired. The acquisition of Paroc expands the Company's mineral wool technology, grows its presence in the European insulation market, provides access to a variety of new end-use markets and will increase the Insulation segment's geographic sales mix outside of the U.S. and Canada. Paroc's operating results have been included in the Company’s Insulation segment within the Consolidated Financial Statements since the date of the acquisition. During the first nine months of 2019, the Consolidated Statements of Earnings included $38 million in Net Sales attributable to the acquisition (net sales from January 1, 2019 through February 4, 2019 that were related to the one-year post-acquisition period). The pro forma effect of this acquisition on Net sales and Net earnings attributable to Owens Corning was immaterial.

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
As of December 31, 2018, leases classified as capital leases under Accounting Standard Codification (ASC) 840 of $16 million were included in Property, plant and equipment, net. Finance lease right-of-use assets, which were previously classified as capital leases under ASC 840, are now included in Other non-current assets. As of both December 31, 2018 and September 30, 2019, liabilities associated with capital leases and finance leases are included in Long-term debt, as they represent indebtedness for bank covenant purposes.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. LEASES (continued)

Balance Sheet Classification

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in millions):

Leases	Classification on Balance Sheet	September 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$207
Finance lease assets	Other non-current assets	22
Total lease assets		$229

Liabilities
Current
Operating	Current liabilities	$65
Finance	Current liabilities	6
Non-Current
Operating	Non-current operating lease liabilities	143
Finance	Long-term debt, net of current portion	20
Total lease liabilities		$234

Lease Costs

For the three months ended September 30, 2019, the Company recorded $20 million of operating lease expense and $3 million of short-term lease expense. The Company had an immaterial amount of finance lease expense and variable lease expense. Cash paid for operating leases approximated operating lease expense and non-cash right-of-use asset amortization for the three months ended September 30, 2019. We added $8 million of operating lease liabilities as a result of obtaining operating lease right-of-use assets in the three months ended September 30, 2019.

For the nine months ended September 30, 2019, the Company recorded $60 million of operating lease expense and $8 million of short-term lease expense. The Company had an immaterial amount of finance lease expense and variable lease expense. Cash paid for operating leases approximated operating lease expense and non-cash right-of-use asset amortization for the nine months ended September 30, 2019. We added $36 million of operating lease liabilities as a result of obtaining operating lease right-of-use assets in the nine months ended September 30, 2019.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. LEASES (continued)

Other Information

The tables below present supplemental information related to leases as of September 30, 2019:

Weighted-average remaining lease term (years)	September 30, 2019
Operating leases	4.2
Finance leases	4.2

Weighted-average discount rate	September 30, 2019
Operating leases	3.44%
Finance leases	6.38%
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
The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of September 30, 2019 (in millions):

Period	Operating Leases	Finance Leases
2019 (for the three months remaining in 2019)	$20	$2
2020	70	8
2021	55	8
2022	36	6
2023	21	4
2024 and beyond	28	2
Total minimum lease payments	230	30
Less: implied interest	22	4
Present value of future minimum lease payments	208	26
Less: current lease obligations	65	6
Long-term lease obligations	$143	$20
As of September 30, 2019, we have an immaterial amount of leases that have not yet commenced.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2018 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$60	$55
Amounts accrued for current year	17	16
Settlements of warranty claims	(13)	(11)
Ending balance	$64	$60

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

Insulation Network Optimization Restructuring
In October 2019, the Company took actions to restructure certain U.S. insulation operations and to reduce the cost structure throughout the Insulation network. Investments in productivity and process technologies enable the Company to optimize its network and improve its cost position. These actions are expected to result in cumulative incremental costs of approximately $30 million in 2019 and 2020 and generate annual savings of approximately $25 million by 2021.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11. RESTRUCTURING AND ACQUISITION-RELATED COSTS (continued)
Consolidated Statements of Earnings Classification
The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings, which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of cost	Location	2019	2018	2019	2018
Accelerated depreciation	Cost of sales	$—	$1	$—	$9
Other exit costs	Cost of sales	—	2	2	6
Severance	Other expenses, net	—	1	—	3
Other exit costs (gains)	Other expenses, net	—	3	(3)	1
Total restructuring costs (gains)		$—	$7	$(1)	$19

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activities (in millions):

	2017 Cost Reduction Actions	Pittsburgh Corning Acquisition-Related Restructuring	Total
Balance at December 31, 2018	$10	$7	$17
Restructuring (gains) costs	(2)	1	(1)
Payments	(8)	(3)	(11)
Non-cash items and reclassifications to other accounts	3	—	3
Balance at September 30, 2019	$3	$5	$8
Cumulative charges incurred	$46	$21	$67

As of September 30, 2019, the remaining liability balance is comprised of $8 million of severance, inclusive of $2 million of non-current severance and $6 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12. DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.20% senior notes, net of discount and financing fees, due 2022	$183	105%	$598	99%
4.20% senior notes, net of discount and financing fees, due 2024	394	105%	393	99%
3.40% senior notes, net of discount and financing fees, due 2026	396	100%	396	90%
3.95% senior notes, net of discount and financing fees, due 2029	445	102%	—	—%
7.00% senior notes, net of discount and financing fees, due 2036	367	124%	400	112%
4.30% senior notes, net of discount and financing fees, due 2047	588	91%	588	76%
4.40% senior notes, net of discount and financing fees, due 2048	390	92%	389	77%
Accounts receivables securitization facility, maturing in 2022 (a)	94	100%	75	100%
Various finance leases, due through 2032 (a) (b)	26	100%	24	100%
Term loan borrowing, maturing in 2021 (a)	300	100%	500	100%
Other	4	n/a	8	n/a
Total long-term debt	3,187	n/a	3,371	n/a
Less – current portion (a)	7	100%	9	100%
Long-term debt, net of current portion	$3,180	n/a	$3,362	n/a

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
Senior Notes
The Company issued $450 million of 2029 senior notes on August 12, 2019 subject to $5 million of discounts and issuance costs. Interest on the notes is payable semiannually in arrears on February 15 and August 15 each year, beginning on February 15, 2020. The proceeds from these notes were used to repay $416 million of our 2022 senior notes and $34 million of our 2036 senior notes. The Company recognized approximately $32 million of loss on extinguishment of debt in the third quarter of 2019 associated with these actions.
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2019.
In the first quarter of 2016, the Company terminated interest rate swaps designated to hedge a portion of the 4.20% senior notes due 2022. The residual fair value of the swaps was previously recognized in Long-term debt, net of current portion on the Consolidated Balance Sheets as an unamortized interest rate swap basis adjustment and accounts for $5 million of the Other balance in the above table as of December 31, 2018. As a result of the repurchase of a portion of these notes in a tender offer in the third quarter of 2019, the remaining unamortized portion of the swaps was recognized on the Consolidated Statements of Earnings as a $4 million reduction to the loss on extinguishment of debt.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of September 30, 2019. Please refer to the Credit Facility Utilization paragraph below for liquidity information as of September 30, 2019.
Term Loan Borrowing
The Company obtained a term loan borrowing on October 27, 2017 for $600 million (the "Term Loan"). The Company entered into the Term Loan, in part, to pay a portion of the purchase price of the Paroc acquisition. In the first quarter of 2018, the Company borrowed on the Term Loan, along with borrowings on the Receivables Securitization Facility and the proceeds of the 2048 senior notes, to fund the purchase of Paroc. The Term Loan requires partial quarterly principal repayments, all of which have been paid as of September 30, 2019, and full repayment by February 2021. As of September 30, 2019, the Term Loan had $300 million outstanding. In March 2019, the Term Loan was amended to reduce the applicable interest rate on outstanding borrowings.
The Term Loan contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a term loan. The Company was in compliance with these covenants as of September 30, 2019.

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
The Receivables Securitization Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of September 30, 2019. Please refer to the Credit Facility Utilization section below for liquidity information as of September 30, 2019.
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
Credit Facility Utilization
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at September 30, 2019
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	—	—
Outstanding borrowings	—	94
Outstanding letters of credit	9	3
Availability on facility	$791	$183
Short-Term Debt
Short-term borrowings were $3 million and $16 million as of September 30, 2019 and December 31, 2018, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 8.2% and 3.0% for September 30, 2019 and December 31, 2018, respectively.

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
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended September 30,
	2019			2018
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$1	$2	$1	$1	$2
Interest cost	9	3	12	9	3	12
Expected return on plan assets	(13)	(4)	(17)	(14)	(4)	(18)
Amortization of actuarial loss	3	1	4	3	1	4
Net periodic pension cost (income)	$—	$1	$1	$(1)	$1	$—

	Nine Months Ended September 30,
	2019			2018
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$4	$3	$7	$4	$4	$8
Interest cost	27	10	37	26	10	36
Expected return on plan assets	(39)	(12)	(51)	(41)	(14)	(55)
Amortization of actuarial loss	7	3	10	9	2	11
Net periodic pension (income) cost	$(1)	$4	$3	$(2)	$2	$—
The Company expects to contribute approximately $25 million in cash to the U.S. pension plans and another $14 million to non-U.S. plans during 2019. The Company made cash contributions of $34 million to the plans during the nine months ended September 30, 2019.

On September 25, 2019, the Company entered into an agreement to purchase a non-participating annuity contract from an insurance company to transfer $89 million of the Company's outstanding pension projected benefit obligations related to certain U.S. pension plans. The transaction closed on October 2, 2019 and was funded with pension plan assets of $83 million. As a result of this transaction, the Company will recognize a pre-tax settlement charge of approximately $45 million in the fourth quarter of 2019 from the accelerated recognition of a pro rata portion of plan actuarial losses. This charge will be recorded in Non-operating (income) expense on the Consolidated Statements of Earnings. The transaction is not expected to have a material impact on the plan's funded status.

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
The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$1	$1
Interest cost	2	3	6	6
Amortization of prior service credit	(1)	(1)	(3)	(3)
Amortization of actuarial gain	(2)	(2)	(6)	(5)
Net periodic benefit income	$(1)	$—	$(2)	$(1)

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

Environmental Matters

The Company has established policies and procedures designed to ensure that its operations are conducted in compliance with all relevant laws and regulations and that enable the Company to meet its high standards for corporate sustainability and environmental stewardship. Our manufacturing facilities are subject to numerous foreign, federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and protection of the environment, including emissions to air, reductions of greenhouse gases, discharges to water, management of hazardous materials, handling and disposal of solid wastes, and remediation of contaminated sites. All Company manufacturing facilities operate using an ISO 14001 or equivalent environmental management system. The Company’s 2030 Sustainability Goals include significant global reductions in energy use, water consumption, waste to landfill, and emissions of greenhouse gases, fine particulate matter and toxic air emissions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)
Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of September 30, 2019, the Company was involved with a total of 21 sites worldwide, including 7 Superfund and state equivalent sites and 14 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil and groundwater contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At September 30, 2019, the Company had an accrual totaling $8 million for these costs, of which the current portion is $4 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

15. STOCK COMPENSATION

2019 Stock Plan

On April 18, 2019, the Company’s stockholders approved the Owens Corning 2019 Stock Plan (the “2019 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At September 30, 2019, the number of shares remaining available under the 2019 Stock Plan for all stock awards was approximately 4.0 million.
Stock Options
The Company did not grant any stock options during the nine months ended September 30, 2019. The Company calculates a weighted-average grant-date fair value using a Black-Scholes valuation model for options granted. Compensation expense for options is measured based on the fair market value of the option on the date of grant, and is recognized on a straight-line basis over a four-year vesting period. In general, the exercise price of each option awarded was equal to the market price of the Company’s common stock on the date of grant, and an option’s maximum term is 10 years.
The Company did not recognize any stock option expense during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, the Company recognized expense of less than $1 million related to the Company's stock options. As of September 30, 2019, there was no unrecognized compensation cost related to stock options. The total aggregate intrinsic value of options outstanding as of September 30, 2019 was $11 million.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. STOCK COMPENSATION (continued)

The following table summarizes the Company’s stock option activity:

	Nine Months Ended September 30, 2019
	Number of Options	Weighted- Average Exercise Price
Beginning Balance	478,875	$37.18
Exercised	(34,400)	29.42
Ending Balance	444,475	$37.78

The following table summarizes information about the Company’s options outstanding and exercisable:

	Options Outstanding			Options Exercisable
	Options Outstanding	Weighted-Average		Number Exercisable at September 30, 2019	Weighted-Average
Range of Exercise Prices		Remaining Contractual Life	Exercise Price		Remaining Contractual Life	Exercise Price
$25.45- $42.16	444,475	3.34	$37.78	444,475	3.34	$37.78

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
During the three and nine months ended September 30, 2019, the Company recognized expense of $7 million and $21 million, respectively, related to the Company's restricted stock. During the three and nine months ended September 30, 2018, the Company recognized expense of $6 million and $17 million, respectively, related to the Company's restricted stock. As of September 30, 2019, there was $37 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.20 years. The total fair value of shares vested during the nine months ended September 30, 2019 and 2018 was $20 million and $22 million, respectively.
The following table summarizes the Company’s restricted stock activity:

	Nine Months Ended September 30, 2019
	Number of Shares/Units	Weighted-Average Grant-Date Fair Value
Beginning Balance	1,479,374	$52.30
Granted	514,860	52.64
Vested	(373,225)	53.08
Forfeited	(76,544)	62.24
Ending Balance	1,544,465	$51.65
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. STOCK COMPENSATION (continued)

In the nine months ended September 30, 2019, the Company granted both internal company-based and external-based metric PSUs.
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
During the three and nine months ended September 30, 2019, the Company recognized expense of $2 million and $6 million, respectively, related to the Company's PSUs. During the three and nine months ended September 30, 2018, the Company recognized expense of $5 million and $14 million, respectively, related to the Company's PSUs. As of September 30, 2019, there was $13 million of total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.70 years.
The following table summarizes the Company’s PSU activity:

	Nine Months Ended September 30, 2019
	Number of PSUs	Weighted-Average Grant-Date Fair Value
Beginning Balance	360,977	$75.23
Granted	205,350	58.40
Forfeited	(42,750)	69.83
Ending Balance	523,577	$69.07

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. STOCK COMPENSATION (continued)

Employee Stock Purchase Plan
On April 18, 2013, the Company’s stockholders approved the Owens Corning Employee Stock Purchase Plan (ESPP). The ESPP is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. At the approval date, 2.0 million shares were available for purchase under the ESPP. As of September 30, 2019, 0.5 million shares remain available for purchase.
During the three and nine months ended September 30, 2019, the Company recognized expense of $1 million and $4 million, respectively, related to the Company's ESPP. During the three and nine months ended September 30, 2018, the Company recognized expense of $1 million and $3 million, respectively, related to the Company's ESPP. As of September 30, 2019, there was $1 million of total unrecognized compensation cost related to the ESPP.

16. EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings attributable to Owens Corning	$150	$161	$332	$374
Weighted-average number of shares outstanding used for basic earnings per share	109.2	110.0	109.2	110.8
Non-vested restricted and performance shares	0.6	0.7	0.6	0.7
Options to purchase common stock	0.2	0.2	0.2	0.2
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	110.0	110.9	110.0	111.7
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$1.37	$1.46	$3.04	$3.38
Diluted	$1.36	$1.45	$3.02	$3.35
For the three and nine months ended September 30, 2019, the number of shares used in the calculation of diluted earnings per share did not include 0.1 million non-vested performance shares, due to their anti-dilutive effect. For the three and nine months ended September 30, 2018, the number of shares used in the calculation of diluted earnings per share did not include 0.3 million non-vested restricted shares and 0.3 million non-vested performance shares, due to their anti-dilutive effect.
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.0 million shares of its common stock for $48 million during the nine months ended September 30, 2019, under the Repurchase Authorization. As of September 30, 2019, 3.6 million shares remain available for repurchase under the Repurchase Authorization.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17. INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax expense	$61	$67	$159	$127
Effective tax rate	29%	29%	32%	25%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2019 is primarily due to U.S. state and local income tax expense, the impact of U.S. federal taxes on foreign earnings, an increase in tax valuation allowances recorded against certain foreign deferred tax assets and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2019 is primarily due to U.S. state and local income tax expense, the impact of U.S. federal taxes on foreign earnings, legislative changes, an increase in tax valuation allowances recorded against certain foreign deferred tax assets and other discrete adjustments.
On March 6, 2019, the U.S. Treasury and the IRS proposed regulations that provide guidance on determining the amount of a domestic corporation’s deduction for the global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII) recently added by the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The proposed regulations provide special rules in determining the deduction amount which adjusted the Company’s 2018 tax estimate resulting in an increase to tax expense of $12 million for the nine months ended September 30, 2019.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2018 is primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates, an increase in U.S. federal tax expense on foreign earnings and other discrete adjustments offset by a reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2018 is primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates, an increase in U.S. federal tax expense on foreign earnings, offset by excess tax benefits related to stock compensation, a reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets and other discrete adjustments.
The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the Tax Act.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

18. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2019	2018	2019	2018
Currency Translation Adjustment
Beginning balance	$(285)	$(272)	$(306)	$(183)
Net investment hedge amounts classified into AOCI, net of tax	22	1	24	2
Loss on foreign currency translation	(79)	(13)	(60)	(103)
Other comprehensive loss, net of tax	(57)	(12)	(36)	(101)
Ending balance	$(342)	$(284)	$(342)	$(284)
Pension and Other Postretirement Adjustment
Beginning balance	$(349)	$(329)	$(350)	$(331)
Amounts reclassified from AOCI to net earnings, net of tax (a)	1	1	2	3
Amounts classified into AOCI, net of tax	(3)	—	(3)	—
Other comprehensive (loss)/income, net of tax	(2)	1	(1)	3
Ending balance	$(351)	$(328)	$(351)	$(328)
Hedging Adjustment
Beginning balance	$(1)	$1	$—	$—
Amounts classified into AOCI, net of tax	1	1	—	2
Other comprehensive income, net of tax	1	1	—	2
Ending balance	$—	$2	$—	$2
Total AOCI ending balance	$(693)	$(610)	$(693)	$(610)

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
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $150 million in the third quarter of 2019, compared to $161 million in the same period of 2018. The Company reported $277 million in earnings before interest and taxes (EBIT) for the third quarter of 2019 compared to $259 million in the same period of 2018. The Company generated $277 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the third quarter of 2019 compared to $267 million in the same period of 2018. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. Third quarter of 2019 EBIT performance compared to the same period of 2018 increased $16 million and $3 million in our Roofing and Composites segments, respectively, and decreased $10 million in our Insulation segment. Within our Corporate, Other and Eliminations category, General corporate expense and other decreased by $1 million.
In our Insulation segment, EBIT in the third quarter of 2019 was $84 million compared to $94 million in the same period of 2018. The $10 million decrease was primarily due to production curtailment actions taken in our North American residential fiberglass business. In our Composites segment, EBIT was $67 million in the third quarter of 2019 compared to $64 million in the same period of 2018, primarily due to higher sales volumes. In our Roofing segment, EBIT in the third quarter of 2019 was $143 million compared to $127 million in the same period in 2018, primarily due to higher sales volumes.
In the nine months ended September 30, 2019, the Company's operating activities provided $596 million of cash flow, compared to $506 million in the same period in 2018. The change was primarily driven by a reduction in inventories from the prior year-end.

In August 2019, the Company issued $450 million of 2029 senior notes with an annual interest rate of 3.95%. The proceeds from the notes were used to repay portions of its outstanding 2022 senior notes and 2036 senior notes. The Company recognized approximately $32 million of loss on extinguishment of debt in the third quarter of 2019 associated with these actions.

The Company did not repurchase any shares of its common stock during the third quarter of 2019 under a previously announced repurchase authorization (the "Share Repurchase Authorization"). As of September 30, 2019, 3.6 million shares remained available for repurchase under the Share Repurchase Authorization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$1,883	$1,818	$5,468	$5,333
Gross margin	$461	$448	$1,226	$1,221
% of net sales	24%	25%	22%	23%
Marketing and administrative expenses	$164	$159	$527	$531
Earnings before interest and taxes	$277	$259	$625	$596
Interest expense, net	$33	$31	$101	$92
Loss on extinguishment of debt	$32	$—	$32	$—
Income tax expense	$61	$67	$159	$127
Net earnings attributable to Owens Corning	$150	$161	$332	$374
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the third quarter and year-to-date 2019, net sales increased $65 million and $135 million, respectively, compared to the same periods in 2018. For the third quarter, the increase in net sales was driven by the impact of higher sales volumes in our Roofing and Composites segments, partially offset by the unfavorable impact of translating sales denominated in foreign currencies into United States dollars. For the year-to-date comparison, the increase in net sales was driven by the impact of higher sales volumes in our Roofing and Composites segments and higher selling prices in our Roofing and Insulation segments, partially offset by the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.
GROSS MARGIN
In the third quarter and year-to-date 2019, gross margin increased $13 million and $5 million, respectively, compared to the same periods in 2018. For the third quarter, the increase was driven by the impact of higher sales volumes in our Roofing segment. For the year-to-date comparison, the increase was driven by higher selling prices in our Roofing and Insulation segments and higher sales volumes in our Roofing segment.
MARKETING AND ADMINISTRATIVE EXPENSES
In the third quarter 2019, marketing and administrative expenses increased $5 million compared to the same period in 2018. Year-to-date marketing and administrative expenses decreased $4 million compared to the same period in 2018. For the third quarter, the increase in marketing and administrative expenses was primarily driven by the comparison to lower performance-based compensation in the same period in the prior year. For the year-to-date comparison, the decrease in marketing and administrative expenses was primarily driven by lower general corporate expenses.
INTEREST EXPENSE, NET
In the third quarter 2019, interest expense, net was flat compared to the same period in 2018. For the year-to-date 2019, interest expense, net increased $9 million, primarily due to a decrease in interest income earned on cash balances and lower interest capitalized.
LOSS ON EXTINGUISHMENT OF DEBT
During the third quarter of 2019, the Company recognized a $32 million loss on extinguishment of debt in connection with the repurchase of a portion of its outstanding 2022 senior notes and 2036 senior notes in a tender offer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME TAX EXPENSE
Income tax expense for the three and nine months ended September 30, 2019 was $61 million and $159 million, respectively. For the third quarter 2019, the Company's effective tax rate was 29% and for the nine months ended September 30, 2019, the Company's effective tax rate was 32%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2019 is primarily due to U.S. state and local income tax expense, the impact of U.S. federal taxes on foreign earnings, an increase in valuation allowances recorded against certain foreign tax assets and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2019 is primarily due to U.S. state and local income tax expense, the impact of U.S. federal taxes on foreign earnings, legislative changes, an increase in tax valuation allowances recorded against certain foreign deferred tax assets and other discrete adjustments.
On March 6, 2019, the U.S. Treasury and the IRS proposed regulations that provide guidance on determining the amount of a domestic corporation’s deduction for the global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII) recently added by the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The proposed regulations provide special rules in determining the deduction amount which adjusted the Company’s 2018 tax estimate resulting in an increase to tax expense of $12 million for the nine months ended September 30, 2019.

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
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2018, was primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates, an increase in U.S. federal tax expense on foreign earnings and other discrete adjustments, offset by a reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2018 is primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates, an increase in U.S. federal tax expense on foreign earnings, offset by excess tax benefits related to stock compensation, a reversal of a valuation allowance recorded in prior years against certain European net deferred tax assets and other discrete adjustments.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2019	2018	2019	2018
Restructuring costs	Cost of sales	$—	$(3)	$(2)	$(15)
Restructuring (costs) / gains	Other expenses, net	—	(4)	3	(4)
Acquisition-related costs	Marketing and administrative expenses	—	(1)	—	(7)
Acquisition-related costs	Other expenses, net	—	—	—	(9)
Recognition of acquisition inventory fair value step-up	Cost of sales	—	—	—	(2)
Total restructuring, acquisition and integration-related (costs) / gains		$—	$(8)	$1	$(37)

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restructuring (costs) / gains	$—	$(7)	$1	$(19)
Acquisition-related costs	—	(1)	—	(16)
Recognition of acquisition inventory fair value step-up	—	—	—	(2)
Total adjusting items	$—	$(8)	$1	$(37)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from Net earnings attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$150	$161	$332	$374
Net earnings attributable to noncontrolling interests	1	1	1	2
NET EARNINGS	151	162	333	376
Equity in net earnings / (loss) of affiliates	—	1	—	(1)
Income tax expense	61	67	159	127
EARNINGS BEFORE TAXES	212	228	492	504
Interest expense, net	33	31	101	92
Loss on extinguishment of debt	32	—	32	—
EARNINGS BEFORE INTEREST AND TAXES	277	259	625	596
Adjusting items from above	—	(8)	1	(37)
ADJUSTED EBIT	$277	$267	$624	$633

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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$531	$508	$1,579	$1,560
% change from prior year	5%	-1%	1%	—%
EBIT	$67	$64	$191	$195
EBIT as a % of net sales	13%	13%	12%	13%
Depreciation and amortization expense	$37	$36	$114	$109

NET SALES

In our Composites segment, net sales in the third quarter 2019 increased $23 million compared to the same period in 2018. The positive impact of higher sales volumes of about 7% was partially offset by the negative impact of translating sales denominated in foreign currencies into United States dollars and lower selling prices of $4 million.

For the year-to-date 2019, net sales in our Composites segment increased $19 million compared to the same period in 2018. The positive impact of higher sales volumes of 5% was partially offset by the $45 million negative impact of translating sales denominated in foreign currencies into United States dollars, unfavorable customer mix and slightly lower selling prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT

In our Composites segment, EBIT in the third quarter of 2019 increased $3 million compared to the same period in 2018. The positive impact of higher sales volumes and lower rebuild and start-up costs of $9 million was partially offset by lower selling prices, higher input cost inflation, and the unfavorable impact of translating sales and costs denominated in foreign currencies into United States dollars.

For the year-to-date 2019, EBIT in our Composites segment decreased $4 million compared to the same period in 2018. The unfavorable impact of higher input cost inflation of $17 million, lower selling prices, the $5 million unfavorable impact of translating sales and costs denominated in foreign currencies into United States dollars and unfavorable product and customer mix was partially offset by the positive impact of improved manufacturing performance, higher sales volumes and lower rebuild and start-up costs.

OUTLOOK

Global glass reinforcements market demand has historically grown with global industrial production and we believe this relationship will continue. In 2019, we expect our volume growth to exceed growth in global industrial production.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$693	$710	$1,945	$1,988
% change from prior year	-2%	25%	-2%	41%
EBIT	$84	$94	$141	$175
EBIT as a % of net sales	12%	13%	7%	9%
Depreciation and amortization expense	$48	$47	$146	$138
NET SALES
In our Insulation segment, net sales in the third quarter of 2019 decreased $17 million compared to the same period in 2018. Higher selling prices of $6 million were more than offset by lower sales volumes of about 2% and the $10 million unfavorable impact of translating sales denominated in foreign currencies into United States dollars.
For the year-to-date 2019, net sales in our Insulation segment decreased $43 million compared to the same period in 2018. Higher selling prices of $49 million and the $38 million impact of our acquisition of Paroc (net sales from January 1, 2019 through February 4, 2019 that were related to the one-year post-acquisition period) were largely offset by lower sales volumes of about 4%. The unfavorable impact of translating sales denominated in foreign currencies into United States dollars reduced net sales by $40 million compared to the same period in 2018.
EBIT
In our Insulation segment, EBIT in the third quarter of 2019 decreased $10 million compared to the same period in 2018. The impact of higher selling prices offset higher input cost inflation of $6 million. Production curtailment actions primarily taken in our North American residential fiberglass business in the third quarter of 2019 resulted in $16 million of lower fixed cost absorption on lower production volumes compared to the same period in 2018. The $6 million impact of favorable manufacturing performance more than offset the impact of lower sales volumes.
For the year-to-date 2019, EBIT in our Insulation segment decreased $34 million compared to the same period in 2018 primarily due to lower sales volumes. The impact of higher selling prices was more than offset by production curtailment actions primarily taken in our North American residential fiberglass business, which resulted in $52 million of lower fixed cost absorption on lower production volumes. Favorable manufacturing performance and the favorable impact of lower rebuild and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

start-up costs were partially offset by higher input cost inflation of $22 million and higher selling, general and administrative costs.
OUTLOOK
The outlook for Insulation demand is driven by new North American residential construction, remodeling and repair activity; and commercial and industrial construction activity in the United States, Canada, Europe and Asia-Pacific. Demand for commercial and industrial insulation markets is most closely correlated to industrial production growth and overall economic activity in the global markets we serve. Demand for residential insulation is most closely correlated to U.S. housing starts, and we expect slightly negative growth in U.S. housing starts in 2019. During the third quarter of 2019, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.282 million, up from an annual average of approximately 1.233 million starts in the third quarter of 2018.
We believe the geographic, product and channel mix of our portfolio may continue to moderate the impact of market demand-driven variability associated with the U.S. housing market.
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$713	$645	$2,105	$1,946
% change from prior year	11%	-5%	8%	-2%
EBIT	$143	$127	$368	$351
EBIT as a % of net sales	20%	20%	17%	18%
Depreciation and amortization expense	$14	$13	$40	$38
NET SALES
In our Roofing segment, net sales in the third quarter of 2019 increased $68 million compared to the same period in 2018. The increase was primarily driven by higher sales volumes of about 12% on higher shingle volumes and higher third-party asphalt sales. Slightly lower selling prices, primarily as a result of the comparison to lower rebates associated with volume targets in the same period in the prior year, offset higher sales volumes.
For the year-to-date 2019, net sales in our Roofing segment increased $159 million compared to the same period in 2018. The increase was driven by higher sales volumes of about 5% on higher shingle volumes, $37 million of higher selling prices, favorable product mix and higher third-party asphalt sales.
EBIT
In our Roofing segment, EBIT in the third quarter of 2019 increased $16 million compared to the same period in 2018. The increase was primarily driven by higher sales volumes. Slightly lower selling prices were partially offset by lower transportation costs.
For the year-to-date 2019, EBIT in our Roofing segment increased $17 million compared to the same period in 2018. The favorable impact of higher selling prices of $37 million and higher sales volumes largely offset $50 million higher input cost inflation and the unfavorable impact of lower first quarter production volumes compared to the same period a year ago. The favorable impact of lower transportation costs and product mix accounted for the year-over-year increase.

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
Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restructuring (costs) / gains	$—	$(7)	$1	$(19)
Acquisition-related costs	—	(1)	—	(16)
Recognition of acquisition inventory fair value step-up	—	—	—	(2)
General corporate expense and other	(17)	(18)	(76)	(88)
EBIT	$(17)	$(26)	$(75)	$(125)
Depreciation and amortization	$13	$11	$37	$38

EBIT
In Corporate, Other and Eliminations, EBIT losses for the third quarter and year-to-date 2019 were lower by $9 million and $50 million, respectively, compared to the same periods in 2018. EBIT improvement in both the third quarter and year-to-date 2019 was primarily driven by lower restructuring and acquisition-related costs and lower general corporate expense and other. See details of these costs in the table above and further explained in both the Restructuring and Acquisition-Related Costs paragraph of MD&A and Note 11 of the Consolidated Financial Statements.
General corporate expense and other for the third quarter and year-to-date 2019 was lower by $1 million and $12 million, respectively, compared to the same periods in 2018, primarily driven by lower general corporate expenses.
DEPRECIATION AND AMORTIZATION
Depreciation and amortization in the third quarter and year-to-date 2019 was relatively flat compared to the same periods in 2018.
OUTLOOK
In 2019, we expect general corporate expenses to range between $110 million and $115 million.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at September 30, 2019
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	—	—
Outstanding borrowings	—	94
Outstanding letters of credit	9	3
Availability on facility	$791	$183
The Company issued $450 million of 2029 senior notes on August 12, 2019 subject to $5 million of discounts and issuance costs. Interest on the 2029 senior notes is payable semiannually in arrears on February 15 and August 15 each year, beginning on February 15, 2020. The proceeds from the 2029 senior notes were used to repay portions of the 2022 senior notes and 2036 senior notes. The Company recognized approximately $32 million of loss on extinguishment of debt in the third quarter of 2019 associated with these actions.
The Receivables Securitization Facility and Senior Revolving Credit Facility mature in 2022 and 2024, respectively. The Company also has a term loan (the "Term Loan"), which requires minimum quarterly principal repayments, all of which have been paid as of September 30, 2019, and full repayment by February 2021. As of September 30, 2019, the Term Loan had $300 million outstanding. The company has no significant debt maturities of senior notes before 2022. As of September 30, 2019, the Company had $3.2 billion of total debt and cash and cash equivalents of $35 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of September 30, 2019, and December 31, 2018, the Company had $35 million and $67 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017.
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
The agreements governing our Senior Revolving Credit Facility, Receivables Securitization Facility and Term Loan contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of September 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents	$35	$136
Net cash flow provided by operating activities	$596	$506
Net cash flow used for investing activities	$(285)	$(1,551)
Net cash flow (used for) provided by financing activities	$(370)	$953
Availability on the Senior Revolving Credit Facility	$791	$748
Availability on the Receivables Securitization Facility	$183	$—
Operating activities: For the nine months ended September 30, 2019, the Company's operating activities provided $596 million of cash compared to $506 million provided in the same period in 2018. The change in cash provided by operating activities was primarily due to a larger decrease in operating assets and liabilities (mainly a reduction in inventories from the prior year-end) in 2019 compared to the same period of 2018.
Investing activities: Net cash flow used for investing activities decreased $1,266 million for the nine months ended September 30, 2019 compared to the same period of 2018, primarily driven by lower spending on acquisitions and lower cash paid for property, plant, and equipment compared to the same period in the prior year.
Financing activities: Net cash used for financing activities was $370 million for the nine months ended September 30, 2019, compared to net cash provided by financing activities of $953 million in the same period in 2018. The change of $1,323 million was primarily due to higher long-term debt inflows to fund the purchase of Paroc in the first quarter of 2018 and higher payments on the Term Loan in 2019 (see Note 12 of the Consolidated Financial Statements and the Liquidity section above for further discussion of activities related to debt).
2019 Investments
Capital Expenditures: The Company will continue a balanced approach to the use of its cash flows. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2019 are expected to be approximately $460 million, which is in-line with expected depreciation and amortization.
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
Please refer to Note 5 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Notes 5 and 12 of the Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the nine months ended September 30, 2019, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended September 30, 2019, our RIR was 0.53 as compared to 0.43 in the same period a year ago. For the nine months ended September 30, 2019, our RIR was 0.64 as compared to 0.52 in the same period a year ago.
ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1 of the Consolidated Financial Statements.
ENVIRONMENTAL MATTERS
Please refer to Note 14 of the Consolidated Financial Statements.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” "appear," "assume," “believe,” “estimate,” “expect,” "forecast," “intend,” “likely,” “may,” “plan,” “project,” "seek," "should," “strategy,” "will" and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors and actual results may differ materially from those results projected in the statements. These risks, uncertainties and other factors include, without limitation:

•levels of residential and commercial construction activity;
•relationships with key customers and customer concentration in certain areas;
•competitive and pricing factors;
•levels of global industrial production;
•demand for our products;
•industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;
•domestic and international economic and political conditions, policies or other governmental actions, legislation and related regulations or interpretations, in the United States or elsewhere;
•changes to tariff, trade or investment policies or laws;
•foreign exchange and commodity price fluctuations;
•our level of indebtedness;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•weather conditions;
•issues involving implementation and protection of information technology systems;
•availability and cost of credit;
•the level of fixed costs required to run our business;
•availability and cost of energy and raw materials;
•labor disputes or shortages, or loss of key employees;
•environmental, product-related or other legal and regulatory liabilities, proceedings or, actions;
•our ability to utilize our net operating loss carryforwards;
•research and development activities and intellectual property protection;
•interest rate movements;
•uninsured losses;
•issues related to acquisitions, divestitures and joint ventures;
•achievement of expected synergies, cost reductions and/or productivity improvements;
•levels of goodwill or other indefinite-lived intangible assets;
•defined benefit plan funding obligations; and
•price volatility in certain wind energy markets in the U.S.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the nine months ended September 30, 2019. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2018 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2019	—		—	—	3,581,726
August 1-31, 2019	170		56.39	—	3,581,726
September 1-30, 2019	—		—	—	3,581,726
Total	170	*	56.39	—	3,581,726

* The Company retained an aggregate of 170 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.
** On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated transactions, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company did not repurchase any shares of its common stock during the three months ended September 30, 2019 under the Repurchase Authorization. As of September 30, 2019, 3.6 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1
Eleventh Supplemental Indenture, dated as of August 12, 2019, by and among Owens Corning and BofA Securities, Inc., Citigroup Global Markets Inc., and Wells Fargo Securities, LLC as representatives of the several underwriters named therein (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed August 12, 2019.

4.2	Form of 3.950% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed August 12, 2019.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded with the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	October 23, 2019	By:	/s/ Michael C. McMurray
Michael C. McMurray
Senior Vice President and
Chief Financial Officer

Date:	October 23, 2019	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller