Form 10-Q
period 2020-03-31
Owens Corning
filed 2020-04-29
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
N/A
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
Yes ☐           No ☑

As of April 24, 2020, 107,841,234 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,

	2020	2019
NET SALES	$1,601	$1,667
COST OF SALES	1,295	1,342
Gross margin	306	325
OPERATING EXPENSES
Marketing and administrative expenses	179	182
Science and technology expenses	21	22
Goodwill impairment charge	944	—
Other expenses, net	32	5
Total operating expenses	1,176	209
OPERATING INCOME (LOSS)	(870)	116
Non-operating income	(4)	(2)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	(866)	118
Interest expense, net	27	36
EARNINGS (LOSS) BEFORE TAXES	(893)	82
Income tax expense	24	39
Equity in net earnings of affiliates	1	1
NET EARNINGS (LOSS)	(916)	44
Net earnings attributable to noncontrolling interests	1	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(917)	$44
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$(8.43)	$0.40
Diluted	$(8.43)	$0.40
WEIGHTED AVERAGE COMMON SHARES
Basic	108.8	109.5
Diluted	108.8	110.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)
(in millions)

	Three Months Ended March 31,
	2020	2019
NET EARNINGS (LOSS)	$(916)	$44
Currency translation adjustment (net of tax of $(10) and $(3) for the three months ended March 31, 2020 and 2019, respectively)	(122)	11
Pension and other postretirement adjustment (net of tax of $0 for both the three months ended March 31, 2020 and 2019, respectively)	7	(1)
Hedging adjustment (net of tax of $1 for both the three months ended March 31, 2020 and 2019, respectively)	(1)	(1)
COMPREHENSIVE EARNINGS (LOSS)	(1,032)	53
Comprehensive earnings attributable to noncontrolling interests	1	—
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(1,033)	$53

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	March 31, 2020	December 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$234	$172
Receivables, less allowances of $9 at March 31, 2020 and $11 at December 31, 2019	931	770
Inventories	1,062	1,033
Other current assets	105	86
Total current assets	2,332	2,061
Property, plant and equipment, net	3,747	3,855
Operating lease right-of-use assets	190	203
Goodwill	959	1,932
Intangible assets	1,655	1,721
Deferred income taxes	31	46
Other non-current assets	237	188
TOTAL ASSETS	$9,151	$10,006
LIABILITIES AND EQUITY
Current liabilities	$1,430	$1,329
Long-term debt, net of current portion	3,213	2,986
Pension plan liability	210	231
Other employee benefits liability	174	179
Non-current operating lease liabilities	129	138
Deferred income taxes	274	272
Other liabilities	195	200
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,046	4,051
Accumulated earnings	1,376	2,319
Accumulated other comprehensive deficit	(726)	(610)
Cost of common stock in treasury (c)	(1,210)	(1,130)
Total Owens Corning stockholders’ equity	3,487	4,631
Noncontrolling interests	39	40
Total equity	3,526	4,671
TOTAL LIABILITIES AND EQUITY	$9,151	$10,006

(a)10 shares authorized; none issued or outstanding at March 31, 2020 and December 31, 2019
(b)400 shares authorized; 135.5 issued and 107.8 outstanding at March 31, 2020; 135.5 issued and 109.0 outstanding at December 31, 2019
(c)27.7 shares at March 31, 2020 and 26.5 shares at December 31, 2019
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2019	109.0	$1	26.5	$(1,130)	$4,051	$2,319	$(610)	$40	$4,671
Net loss attributable to Owens Corning	—	—	—	—	—	(917)	—	—	(917)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	—	—	(122)	(2)	(124)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	7	—	7
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.4	—	(0.4)	16	(16)	—	—	—	—
Purchases of treasury stock	(1.6)	—	1.6	(96)	—	—	—	—	(96)
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared (d)	—	—	—	—	—	(26)	—	—	(26)
Balance at March 31, 2020	107.8	$1	27.7	$(1,210)	$4,046	$1,376	$(726)	$39	$3,526

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2018	109.5	$1	26.0	$(1,103)	$4,028	$2,013	$(656)	$41	$4,324
Net earnings attributable to Owens Corning	—	—	—	—	—	44	—	—	44
Currency translation adjustment	—	—	—	—	—	—	11	(1)	10
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.4	—	(0.4)	14	(14)	—	—	—	—
Purchases of treasury stock	(1.3)	—	1.3	(61)	—	—	—	—	(61)
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared (d)	—	—	—	—	—	(24)	—	—	(24)
Balance at March 31, 2019	108.6	$1	26.9	$(1,150)	$4,025	$2,033	$(647)	$40	$4,302

(a)Additional Paid in Capital (APIC)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Quarterly dividend declarations of $0.24 per share and $0.22 per share as of March 31, 2020 and March 31, 2019, respectively.

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2020	2019
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings (loss)	$(916)	$44
Adjustments to reconcile net earnings (loss) to cash used for operating activities:
Depreciation and amortization	116	113
Deferred income taxes	21	29
Provision for pension and other employee benefits liabilities	(1)	—
Stock-based compensation expense	11	11
Goodwill impairment charge	944	—
Intangible assets impairment charge	43	—
Other non-cash	14	15
Changes in operating assets and liabilities	(265)	(346)
Pension fund contribution	(11)	(8)
Payments for other employee benefits liabilities	(4)	(6)
Other	(4)	(3)
Net cash flow used for operating activities	(52)	(151)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(92)	(98)
Proceeds from the sale of assets or affiliates	15	—
Derivative settlements	16	—
Other	—	3
Net cash flow used for investing activities	(61)	(95)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	736	548
Payments on senior revolving credit and receivables securitization facilities	(336)	(182)
Payments on term loan borrowing	(50)	—
Net decrease in short-term debt	(11)	(13)
Dividends paid	(26)	(48)
Purchases of treasury stock	(96)	(61)
Other	(4)	(3)
Net cash flow provided by financing activities	213	241
Effect of exchange rate changes on cash	(38)	10
Net increase in cash, cash equivalents, and restricted cash	62	5
Cash, cash equivalents and restricted cash at beginning of period	179	85
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$241	$90

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2019 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("U.S."). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"). Certain reclassifications have been made to the periods presented for 2019 to conform to the classifications used in the periods presented for 2020.
Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $7 million, $7 million, $8 million and $7 million as of March 31, 2020, December 31, 2019, March 31, 2019 and December 31, 2018, respectively. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with the requirements of ASU 2016-13, "Financial Instruments - Credit Losses (Topic 236)," the allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1. GENERAL (continued)

Accounting Pronouncements

The following table summarizes recent ASU's issued by the Financial Accounting Standards Board (FASB) that could have an impact on the Company's Consolidated Financial Statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently adopted standards:
ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)," as amended by ASU 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, and 2020-02	This standard replaces the incurred loss methodology for recognizing credit losses with a current expected credit losses model and applies to all financial assets, including trade receivables. Entities will adopt the standard using a modified-retrospective approach.	January 1, 2020
We adopted this standard using the modified-retrospective approach in the first quarter of 2020. The adoption of this standard did not have a material impact on our Consolidated Financial Statements. Please refer to the Accounts Receivable paragraph above in Note 1 of the Consolidated Financial Statements for additional detail on our accounting policy.

ASU 2017-04 "Intangibles - Goodwill and Other (Topic 350)"	This standard simplifies the test for goodwill impairment by eliminating Step 2 of the impairment test. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Entities will adopt the standard using a prospective approach.	January 1, 2020
We adopted this standard using the prospective approach for our interim impairment test conducted in the first quarter of 2020. The goodwill impairment charge of $944 million recorded for the three months ended March 31, 2020, was calculated in accordance with this standard. Please refer to Note 6 of the Consolidated Financial Statements for additional detail on this adoption.

Recently issued standard:
ASU 2019-12 "Income Taxes (Topic 740)"	This standard simplifies accounting for income taxes including such topics as intraperiod tax allocations, franchise taxes and separate company financial statements.	January 1, 2021	We are currently assessing the impact this standard will have on our Consolidated Financial Statements.

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

	Three Months Ended March 31,
	2020	2019
Reportable Segments
Composites	$494	$513
Insulation	603	591
Roofing	555	614
Total reportable segments	1,652	1,718
Corporate eliminations	(51)	(51)
NET SALES	$1,601	$1,667

External Customer Sales by Geographic Region
United States	$1,060	$1,100
Europe	287	296
Asia-Pacific	128	149
Rest of world	126	122
NET SALES	$1,601	$1,667

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended March 31,
	2020	2019
Reportable Segments
Composites	$44	$57
Insulation	39	15
Roofing	64	74
Total reportable segments	147	146
Restructuring (costs) / gains	(5)	2
Gains on sales of certain precious metals	10	—
Goodwill impairment charge	(944)	—
Intangible asset impairment charges	(43)	—
General corporate expense and other	(31)	(30)
Total corporate, other and eliminations	(1,013)	(28)
EBIT	$(866)	$118

TOTAL ASSETS

Total assets for the Insulation segment decreased following $987 million of non-cash impairment charges for goodwill and intangible assets in the three months ended March 31, 2020. Please refer to Note 6, Goodwill and Other Intangible Assets, for information on these charges.

3. REVENUE

The following table shows a disaggregation of Net sales (in millions):

	For the three months ended March 31, 2020
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$66	$211	$492	$(50)	$719
U.S. commercial and industrial	151	162	28	—	341
Europe	141	143	4	(1)	287
Asia-Pacific	105	20	3	—	128
Rest of world	31	67	28	—	126
NET SALES	$494	$603	$555	$(51)	$1,601

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

As of December 31, 2019, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $60 million, of which $12 million was recognized as revenue in the first three months of 2020. As of March 31, 2020, our contract liability balances totaled $63 million.

4. INVENTORIES
Inventories consist of the following (in millions):

	March 31, 2020	December 31, 2019
Finished goods	$725	$715
Materials and supplies	337	318
Total inventories	$1,062	$1,033

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2020 and December 31, 2019, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
Derivative Fair Values

Our derivatives consist of natural gas forward swaps, cross-currency swaps, foreign exchange forward contracts and U.S. treasury rate lock agreements, all of which are over-the-counter and not traded through an exchange. The Company uses widely accepted valuation tools to determine fair value, such as discounting cash flows to calculate a present value for the derivatives. The models use Level 2 inputs, such as forward curves and other commonly quoted observable transactions and prices. The fair value of our derivatives and hedging instruments are all classified as Level 2 investments within the three-tier hierarchy.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	March 31, 2020	December 31, 2019
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other current assets	$13	$12
Cross-currency swaps	Other non-current assets	$38	$1
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$—	$4
Cash flow hedges:
Natural gas forward swaps	Current liabilities	$3	$3
Treasury interest rate lock	Other liabilities	$1	$—
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$12	$9
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Current liabilities	$6	$1
Consolidated Statements of Earnings (Loss) Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (Loss) (in millions):

		Three Months Ended March 31,
	Location	2020	2019
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of loss reclassified from AOCI (as defined below) into earnings	Cost of sales	$2	$—
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$(3)	$(3)
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of gain recognized in earnings (a)	Other expenses, net	$(12)	$(19)

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Comprehensive Earnings (Loss) Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (Loss) (in millions):

		Amount of (Gain) Loss Recognized in Comprehensive Earnings (Loss)
		Three Months Ended March 31,
Hedging Type	Derivative Financial Instrument	2020	2019
Net investment hedge	Cross-currency swaps	$(42)	$(13)
Cash flow hedge	Natural gas forward swaps	$—	$2
Cash flow hedge	Treasury interest rate lock	$1	$—
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of March 31, 2020, the notional amounts of these natural gas forward swaps was 7 MMBtu (or MMBtu equivalent) based on U.S. and European indices.
In March 2020, the Company entered into a $175 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with the anticipated issuance of 10-year fixed rate senior notes before the end of 2022. The Company intends to cash settle these agreements upon issuance of the senior notes thereby effectively locking in the U.S. Treasury fixed interest rate in effect at the time the agreement was initiated. The locked fixed rate of this agreement is 0.994%. The Company has designated this outstanding forward U.S. Treasury rate lock agreement, which expires on December 15, 2022, as a cash flow hedge.
Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). The Company uses cross-currency forward contracts to hedge a portion of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. As of March 31, 2020, the notional amount of these derivative financial instruments was $516 million related to the U.S. Dollar and European Euro.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of March 31, 2020, the Company had notional amounts of $711 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, European Euro, Hong Kong Dollar, Indian Rupee, and South Korean Won. In addition, the Company had notional amounts of $69 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Russian Ruble and Czech Koruna.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6.  GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the first quarter of 2020, the Company’s significant share price reduction during the ongoing COVID-19 pandemic was determined to be an indicator of impairment under ASC 350. The COVID-19 pandemic will likely have a negative impact on results for the remainder of 2020 and creates near-term uncertainty in our markets.

As of the most recent annual goodwill impairment testing date (October 1, 2019), testing indicated that the business enterprise value for the Insulation reporting unit exceeded its carrying value by approximately 10%. As described in our 2019 Form 10-K, there was uncertainty surrounding the macroeconomic factors impacting this reporting unit and a downturn in these factors or a change in the long-term revenue growth or profitability for this reporting unit could increase the likelihood of a future impairment.

In the first quarter of 2020, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. The valuation limitation from the Company’s recent share price decline, the narrow cushion on the Insulation reporting unit and the high level of near-term macroeconomic uncertainty caused the Company to perform an interim goodwill impairment test as of March 31, 2020 over the Insulation reporting unit. After evaluating and weighing all relevant events and circumstances, and considering the substantial excess fair values for the Roofing and Composites reporting units, we concluded that it is not more likely than not that the fair values of these reporting units were less than their carrying values. Consequently, we determined that it was not necessary to perform an interim impairment test for the Roofing and Composites reporting units.

Based on the results of this testing, the Company recorded a $944 million pre-tax non-cash impairment charge related to the Insulation reporting unit in the first quarter of 2020. This charge was recorded in Goodwill impairment charge on the Consolidated Statements of Earnings (Loss), and was included in the Corporate, Other and Eliminations reporting category. Consistent with the Company’s adoption of ASU 2017-04 in the first quarter of 2020, the impairment charge was equal to the excess of the Insulation reporting unit’s carrying value over its fair value. The overall enterprise fair value of the Company was limited by the recent decline in our share price. The reduction in fair value for the Insulation reporting unit, and corresponding impairment charge, was primarily driven by an increase in the discount rate arising from higher equity risk premiums that reflect significant uncertainty surrounding the effect from the COVID-19 pandemic and a decrease in the reporting unit's forecasted near-term cash flows.

As part of our quantitative testing process for goodwill of the Insulation reporting unit, we estimated fair values using a discounted cash flow analysis, a form of the income approach, from the perspective of a market participant. Significant assumptions used in the discounted cash flow approach are revenue growth rates and EBIT margins used in estimating discrete period cash flow forecasts of the reporting unit, the discount rate, and the long-term revenue growth rate and EBIT margins used in estimating the terminal business value. The terminal business value is determined by applying the long-term growth rate to the latest year for which a forecast exists.
The changes in the net carrying value of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2019	$57	$1,479	$396	$1,932
Impairment charge	—	(944)	—	(944)
Divestiture	—	(4)	—	(4)
Foreign currency translation	(1)	(23)	(1)	(25)
Balance at March 31, 2020	$56	$508	$395	$959

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.  GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The remaining balance of goodwill for the Insulation reporting unit continues to be at risk for future impairment. There continues to be uncertainty surrounding the macroeconomic factors impacting this reporting unit, and a sustained downturn, significantly extended recovery, or a change in the long-term revenue growth or profitability for this reporting unit could increase the likelihood of an additional future impairment. Additionally, changes in market participant assumptions such as an increased discount rate or further share price reductions could increase the likelihood of an additional future impairment.
Other Intangible Assets
The Company amortizes the cost of other intangible assets over their estimated useful lives which, individually, range up to 45 years. The Company's future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets.
We performed an interim impairment test of certain indefinite-lived trademarks and trade names used by our Insulation segment, based on the macroeconomic conditions that precipitated the interim goodwill impairment test described above.
Based on the results of this testing, the Company recorded pre-tax non-cash impairment charges totaling $43 million in the first quarter of 2020 related to two of the Insulation trademarks and trade names. These charges were recorded in Other expenses, net on the Consolidated Statements of Earnings (Loss), and were included in the Corporate, Other and Eliminations reporting category.
Fair values used in testing for potential impairment of our trademarks are calculated using the relief-from-royalty method by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation are discounted at a rate based on a market participant discount rate.
A pre-tax impairment charge of $34 million for a trade name used by our European building and technical insulation business was recognized due to the combined effect of lower expected sales following an immaterial divestiture in the first quarter of 2020, a decrease in the forecasted near-term cash flows, and a higher discount rate associated with the economic impact and uncertainty from the COVID-19 pandemic. A pre-tax impairment charge of $9 million related to a trademark used on global cellular glass insulation products was recorded due to a slightly lower sales outlook and a similarly higher discount rate associated with the economic impact and uncertainty from the COVID-19 pandemic.
There is uncertainty surrounding the revenue growth factors for these assets and a change in the long-term revenue growth rate or increase in the discount rate assumption could increase the likelihood of a future impairment. Following the recognition of the impairment losses, the two affected assets had an aggregate carrying value of $248 million as of March 31, 2020.
The Other category below primarily includes franchise agreements and quarry and emissions rights. Other intangible assets consist of the following (in millions):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,093	n/a	$1,093	$1,139	n/a	$1,139
Customer relationships	539	$(173)	366	550	$(167)	383
Technology	318	(157)	161	319	(152)	167
Other	69	(34)	35	67	(35)	32
Total other intangible assets	$2,019	$(364)	$1,655	$2,075	$(354)	$1,721

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.  GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The estimated amortization expense for intangible assets for the next five years is as follows (in millions):

Period	Amortization
2021	$48
2022	$46
2023	$44
2024	$40
2025	$38

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	March 31, 2020	December 31, 2019
Land	$215	$221
Buildings and leasehold improvements	1,174	1,186
Machinery and equipment	4,984	4,978
Construction in progress	218	310
	6,591	6,695
Accumulated depreciation	(2,844)	(2,840)
Property, plant and equipment, net	$3,747	$3,855

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 10% of total machinery and equipment as of both March 31, 2020 and December 31, 2019. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of about 3% of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2019 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$64	$60
Amounts accrued for current year	4	4
Settlements of warranty claims	(3)	(3)
Ending balance	$65	$61

9. RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

Restructuring Costs

Insulation Network Optimization Restructuring
In October 2019, the Company took actions to primarily restructure certain U.S. insulation operations and to reduce the cost structure throughout the Insulation network. Investments in productivity and process technologies enabled the Company to optimize its network and improve its cost position. During the first three months of 2020, the Company recorded $5 million of charges. The Company expects to recognize approximately $2 million of incremental charges throughout 2020.

Acquisition-Related Restructuring
Following the acquisitions of Paroc Group Oy ("Paroc") and Pittsburgh Corning Corporation and Pittsburgh Corning Europe NV (collectively, "Pittsburgh Corning") into the Company's Insulation segment, the Company took actions to realize expected synergies from the newly acquired operations. The Company does not expect to recognize significant incremental costs related to these actions.

Consolidated Statements of Earnings (Loss) Classification
The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings (Loss), which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended March 31,
Type of cost	Location	2020	2019
Accelerated depreciation	Cost of sales	$1	$—
Other exit costs	Cost of sales	2	1
Severance	Other expenses, net	2	—
Other exit costs (gains)	Other expenses, net	—	(3)
Total restructuring costs (gains)		$5	$(2)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. RESTRUCTURING AND ACQUISITION-RELATED COSTS (continued)
Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activities (in millions):

	Insulation Network Optimization Restructuring	Acquisition-Related Restructuring
Balance at December 31, 2019	$5	$11
Restructuring costs	5	—
Payments	(5)	(2)
Non-cash items and reclassifications to other accounts	(2)	1
Balance at March 31, 2020	$3	$10
Cumulative charges incurred	$29	$29

As of March 31, 2020, the remaining liability balance is comprised of $13 million of severance, inclusive of $1 million of non-current severance and $12 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10. DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.20% senior notes, net of discount and financing fees, due 2022	$184	104%	$183	104%
4.20% senior notes, net of discount and financing fees, due 2024	395	105%	395	106%
3.40% senior notes, net of discount and financing fees, due 2026	397	96%	396	101%
3.95% senior notes, net of discount and financing fees, due 2029	445	96%	445	104%
7.00% senior notes, net of discount and financing fees, due 2036	367	127%	367	126%
4.30% senior notes, net of discount and financing fees, due 2047	588	82%	588	95%
4.40% senior notes, net of discount and financing fees, due 2048	390	93%	390	97%
Senior revolving credit facility, maturing in 2024 (a)	400	n/a	—	n/a
Various finance leases, due through 2032 (a)	56	100%	26	100%
Term loan borrowing, maturing in 2021 (a)	150	100%	200	100%
Other	2	n/a	3	n/a
Total long-term debt	3,374	n/a	2,993	n/a
Less – current portion (a)	161	100%	7	100%
Long-term debt, net of current portion	$3,213	n/a	$2,986	n/a

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
Senior Notes
The Company issued $450 million of 2029 senior notes on August 12, 2019. Interest on the notes is payable semiannually in arrears on February 15 and August 15 each year, beginning on February 15, 2020. The proceeds from these notes were used to repay $416 million of our 2022 senior notes and $34 million of our 2036 senior notes.
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2020.
Senior Revolving Credit Facility
The Company has an $800 million Senior Revolving Credit Facility with a maturity date in May 2024 that includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate, federal funds rate plus a spread or LIBOR plus a spread.
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of March 31, 2020. Please refer to the Credit Facility Utilization paragraph below for liquidity information as of March 31, 2020.
Term Loan Borrowing
The Company obtained a term loan borrowing on October 27, 2017 for $600 million (the "Term Loan"). The Company entered into the Term Loan, in part, to pay a portion of the purchase price of the Paroc acquisition. In the first quarter of 2018, the Company borrowed on the Term Loan, along with borrowings on the Receivables Securitization Facility and the proceeds of the 2048 senior notes, to fund the purchase of Paroc. The Term Loan requires partial quarterly principal repayments, all of which have been paid as of March 31, 2020, and full repayment by February 2021. As of March 31, 2020, the Term Loan had $150 million outstanding.
The Term Loan contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a term loan. The Company was in compliance with these covenants as of March 31, 2020.
Receivables Securitization Facility
Included in long-term debt on the Consolidated Balance Sheets are borrowings outstanding under a Receivables Purchase Agreement (RPA) that are accounted for as secured borrowings in accordance with ASC 860, "Accounting for Transfers and Servicing." Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $280 million RPA with certain financial institutions. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates vs. LIBOR, plus a fixed spread. The securitization facility (the "Receivables Securitization Facility") has been amended from time to time, with a maturity date in April 2022.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10. DEBT (continued)
The Receivables Securitization Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of March 31, 2020. Please refer to the Credit Facility Utilization section below for liquidity information as of March 31, 2020.
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
Credit Facility Utilization
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at March 31, 2020
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	n/a	—
Outstanding borrowings	400	—
Outstanding letters of credit	4	2
Availability on facility	$396	$278
Short-Term Debt
Short-term borrowings were $9 million and $20 million as of March 31, 2020 and December 31, 2019, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 8.2% and 7.8% for March 31, 2020 and December 31, 2019, respectively.

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
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended March 31,
	2020			2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$1	$2	$1	$1	$2
Interest cost	7	2	9	9	3	12
Expected return on plan assets	(11)	(4)	(15)	(13)	(4)	(17)
Amortization of actuarial loss	3	1	4	3	1	4
Net periodic pension cost	$—	$—	$—	$—	$1	$1
The Company expects to contribute between $10 million and $25 million in cash to the U.S. pension plans and another $15 million to $25 million to non-U.S. plans during 2020. The Company made cash contributions of $11 million to the plans during the three months ended March 31, 2020.
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
The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended March 31,
	2020	2019
Components of Net Periodic Benefit Cost
Service cost	$—	$—
Interest cost	2	2
Amortization of prior service credit	(1)	(1)
Amortization of actuarial gain	(2)	(2)
Net periodic benefit income	$(1)	$(1)

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

Environmental Matters

The Company has established policies and procedures designed to ensure that its operations are conducted in compliance with all relevant laws and regulations and that enable the Company to meet its high standards for corporate sustainability and environmental stewardship. Our manufacturing facilities are subject to numerous foreign, federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and protection of the environment, including emissions to air, reductions of greenhouse gases, discharges to water, management of hazardous materials, handling and disposal of solid wastes, and remediation of contaminated sites. All Company manufacturing facilities operate using an ISO 14001 or equivalent environmental management system. The Company’s 2030 Sustainability Goals include significant global reductions in energy use, water consumption, waste to landfill, and emissions of greenhouse gases, fine particulate matter, volatile organic air emissions, and biodiversity.

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of March 31, 2020, the Company was involved with a total of 20 sites worldwide, including 7 Superfund and state equivalent sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At March 31, 2020, the Company had an accrual totaling $9 million for these costs, of which the current portion is $5 million. Changes in required remediation procedures or timing of

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)
those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

13. STOCK COMPENSATION

Description of the Plan

On April 18, 2019, the Company’s stockholders approved the Owens Corning 2019 Stock Plan (the “2019 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At March 31, 2020, the number of shares remaining available under the 2019 Stock Plan for all stock awards was approximately 3.5 million.

Prior to 2019, employees were eligible to receive stock awards under the Owens Corning 2016 Stock Plan and the Owens Corning 2013 Stock Plan.

Total Stock-Based Compensation Expense

Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings (Loss) is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Total stock-based compensation expense	$11	$11

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
The Company has not granted stock options since the year ended December 31, 2014. As of March 31, 2020, there was no unrecognized compensation cost related to stock options and the range of exercise prices on outstanding stock options was $33.73 - $42.16.
The following table summarizes the Company’s stock option activity:

		Weighted-Average
	Number of Options	Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, December 31, 2019	414,800	$37.79	3.06	$11
Exercised	(9,675)	33.95
Outstanding, March 31, 2020	405,125	$37.88	2.89	$1
Exercisable, March 31, 2020	405,125	$37.88	2.89	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13. STOCK COMPENSATION (continued)

Restricted Stock Awards and Restricted Stock Units
The Company has granted restricted stock awards and restricted stock units (collectively referred to as “RSUs”) under its stockholder approved stock plans. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three or four years. The Stock Plan allows alternate vesting schedules for death, disability, and retirement. The weighted average grant date fair value of RSUs granted in 2020 was $63.65.
The following table summarizes the Company’s RSU plans:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2019	1,515,706	$51.70
Granted	382,270	63.71
Vested	(328,663)	57.74
Forfeited	(12,525)	63.33
Balance at March 31, 2020	1,556,788	$53.24
As of March 31, 2020, there was $44 million of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted-average period of 2.42 years. The total grant date fair value of shares vested during the three months ended March 31, 2020 and 2019 was $19 million and $18 million, respectively.
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
In the three months ended March 31, 2020, the Company granted both internal company-based and external-based metric PSUs.
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
External-based metrics
The external-based metrics vest after a three-year period. Outstanding grants issued in or after 2018 are based on the Company's total stockholder return relative to the performance of the Dow Jones U.S. Construction & Materials Index. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance. The fair value of external-based metric PSUs has been estimated at the grant date using a Monte Carlo simulation that uses various assumptions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13. STOCK COMPENSATION (continued)

The following table provides a summary of these assumptions for shares granted in 2020:

Expected volatility	28.43%
Risk free interest rate	1.43%
Expected term (in years)	2.90
Grant date fair value of units granted	$68.60
The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of March 31, 2020, there was $17 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.16 years. The total grant date fair value of shares vested during the three months ended March 31, 2020 was $1 million.
The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2019	312,725	$69.23
Granted	154,078	64.28
Vested	(9,558)	84.59
Forfeited	(1,240)	73.16
Balance at March 31, 2020	456,005	$69.94

Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (ESPP) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. At the approval date, 2.0 million shares were available for purchase under the ESPP. As of March 31, 2020, 0.3 million shares remain available for purchase. On April 16, 2020, the Company's stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan which increased the number of shares available for issuance under the plan by 4.2 million shares.
During the three months ended March 31, 2020 and 2019, the Company recognized expense of $1 million related to the Company's ESPP. As of March 31, 2020, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14. EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings (loss) per-share (in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net earnings (loss) attributable to Owens Corning	$(917)	$44
Weighted-average number of shares outstanding used for basic earnings per share	108.8	109.5
Non-vested restricted and performance shares	—	0.4
Options to purchase common stock	—	0.2
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	108.8	110.1
Earnings (loss) per common share attributable to Owens Corning common stockholders:
Basic	$(8.43)	$0.40
Diluted	$(8.43)	$0.40
For the three months ended March 31, 2020, diluted earnings per share was equal to basic earnings per share due to the net loss attributable to Owens Corning. For the three months ended March 31, 2019, the number of shares used in the calculation of diluted earnings per share did not include 0.7 million non-vested restricted shares and 0.1 million non-vested performance shares, due to their anti-dilutive effect.
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.3 million shares of its common stock for $81 million during the three months ended March 31, 2020, under the Repurchase Authorization. As of March 31, 2020, 2.3 million shares remain available for repurchase under the Repurchase Authorization.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Income tax expense	$24	$39
Effective tax rate	-3%	48%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2020 is primarily a result of charges related to the impairment of goodwill and certain other indefinite-lived intangible assets recorded in the three months ended March 31, 2020, which were mostly non-deductible. Non-cash charges of $18 million were recorded in the three months ended March 31, 2020 related to adjustments to valuation allowances against certain deferred tax assets. Additional items which account for the difference between the statutory rate of 21% and the effective rate are the impact of recording U.S. state and local income tax expense, the impact of U.S. federal taxes on foreign earnings, and other discrete adjustments.

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2019 is primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates, legislative changes as described in the following paragraph and other discrete adjustments.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended March 31,

	2020	2019
Currency Translation Adjustment
Beginning balance	$(282)	$(306)
Net investment hedge amounts classified into AOCI, net of tax	32	10
(Loss)/gain on foreign currency translation	(154)	1
Other comprehensive (loss)/income, net of tax	(122)	11
Ending balance	$(404)	$(295)
Pension and Other Postretirement Adjustment
Beginning balance	$(326)	$(350)
Amounts reclassified from AOCI to net earnings, net of tax (a)	7	1
Amounts classified into AOCI, net of tax	—	(2)
Other comprehensive income/(loss), net of tax	7	(1)
Ending balance	$(319)	$(351)
Hedging Adjustment
Beginning balance	$(2)	$—
Amounts classified into AOCI, net of tax	(3)	(1)
Amounts reclassified from AOCI to net earnings, net of tax (b)	2	—
Other comprehensive loss, net of tax	(1)	(1)
Ending balance	$(3)	$(1)
Total AOCI ending balance	$(726)	$(647)

(a)These AOCI components are included in the computation of total Pension and Other postretirement expense and are recorded in Non-operating income. See Note 11 for additional information.
(b)Amounts reclassified from (loss)/gain on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Cost of sales or Interest expense, net depending on the hedged item. See Note 5 for additional information.

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
EXECUTIVE OVERVIEW
Net loss attributable to Owens Corning were $917 million in the first quarter of 2020, compared to Net earnings attributable to Owens Corning of $44 million in the same period of 2019. The Company reported a loss of $866 million in earnings before interest and taxes (EBIT) for the first quarter of 2020 compared to earnings of $118 million in the same period of 2019. The Company generated $116 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the first quarter of 2020 compared to $116 million in the same period of 2019. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings (loss) attributable to Owens Corning. First quarter of 2020 EBIT performance compared to the same period of 2019 increased $24 million in our Insulation segment, and decreased $13 million and $10 million in our Composites and Roofing segments, respectively.
In our Insulation segment, EBIT in the first quarter of 2020 was $39 million compared to $15 million in the same period of 2019. The $24 million increase was primarily due to higher volumes and improved manufacturing performance. In our Composites segment, EBIT was $44 million in the first quarter of 2020 compared to $57 million in the same period of 2019, primarily due to lower selling prices. In our Roofing segment, EBIT in the first quarter of 2020 was $64 million compared to $74 million in the same period in 2019, primarily due to lower sales volumes.
As part of its on-going assessment of goodwill, the Company determined that indicators of impairment had occurred during the first quarter of 2020, which resulted in the Company performing an interim impairment analysis during the first quarter of 2020. As a result of this interim impairment test, the Company recorded a non-cash impairment charge of $944 million in the quarter, which was equal to the excess of the Insulation reporting unit's carrying value over its fair value. The interim impairment analysis determined that goodwill related to the Company’s other reporting units was not impaired.
The spread of the COVID-19 virus in 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared the spread of the COVID-19 virus a pandemic. As of April 29, 2020, the Company’s operations have been impacted due to the extent described in the paragraphs below and as discussed in our Results of Operations. The Company cannot at this time predict the impact that the COVID-19 pandemic will have on its financial condition and operations, although we are continuing to monitor our supply chain and orders from customers for COVID-19 pandemic-related changes.
In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees and customers. We have enacted enhanced operating protocols to assure the safety and well-being of our employees, placed restrictions on non-essential travel, and otherwise adjusted work schedules to maximize our capacity while adhering to recommended precautions such as social distancing and complying with stay-at-home orders. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.
As a result of the government-mandated shutdown in India, two of our principal manufacturing sites (Taloja, India and Silvassa, India) were temporarily idled. As of April 29, 2020, these sites are now in the process of resuming operations. We will continue to adhere to restrictions imposed by local governments in the jurisdictions in which we operate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The impact of the COVID-19 pandemic continues to unfold. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the development of treatments or vaccines, and the resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations.
In the three months ended March 31, 2020, the Company's operating activities used $52 million of cash flow, compared to $151 million in the same period in 2019. The change was primarily driven by a smaller increase in operating assets and liabilities compared to the same period in the prior year.

The Company repurchased 1.3 million shares of its common stock for $81 million during the first quarter of 2020 under a previously announced repurchase authorization (the "Share Repurchase Authorization"). As of March 31, 2020, 2.3 million shares remained available for repurchase under the Share Repurchase Authorization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended March 31,
	2020	2019
Net sales	$1,601	$1,667
Gross margin	$306	$325
% of net sales	19%	19%
Goodwill impairment charge	$944	$—
Other expenses, net	$32	$5
Earnings (loss) before interest and taxes	$(866)	$118
Interest expense, net	$27	$36
Income tax expense	$24	$39
Net earnings (loss) attributable to Owens Corning	$(917)	$44
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the first quarter 2020, net sales decreased $66 million compared to the same period in 2019. For the first quarter, the decrease in net sales was driven by the impact of lower sales volumes in our Roofing segment and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.
GROSS MARGIN
In the first quarter 2020, gross margin decreased $19 million compared to the same period in 2019, driven primarily by lower sales volumes in Roofing and lower selling prices in Composites.
GOODWILL IMPAIRMENT CHARGE
In the first quarter 2020, the Company recorded a non-cash impairment charge of $944 million related to the Insulation reporting unit, which was equal to the excess of the reporting unit's carrying value over its fair value.
OTHER EXPENSES, NET
In the first quarter 2020, other expenses, net increased $27 million compared to the same period in 2019. For the first quarter, the increase was driven primarily by intangible asset impairment charges of $43 million, partially offset by $10 million of gains on sales of precious metals used in production tooling as needs changed in response to economic and technological factors.
INTEREST EXPENSE, NET
In the first quarter 2020, interest expense, net decreased $9 million compared to the same period in 2019. For the first quarter, the decrease was primarily driven by lower outstanding debt balances and lower interest rates during the quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME TAX EXPENSE
Income tax expense for the three months ended March 31, 2020 was $24 million. For the first quarter 2020, the Company's effective tax rate was (3)%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2020 is primarily a result of charges related to the impairment of goodwill and certain other indefinite-lived intangible assets recorded in the three months ended March 31, 2020, which were mostly non-deductible. Non-cash charges of $18 million were recorded in the three months ended March 31, 2020 related to adjustments to valuation allowances against certain deferred tax assets. Additional items which account for the difference between the statutory rate of 21% and the effective rate are the impact of recording U.S. state and local income tax expense, the impact of U.S. federal taxes on foreign earnings, and other discrete adjustments.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that an immaterial amount of valuation allowances of certain foreign jurisdictions could be reduced within the next 12 months.

Income tax expense for the three months ended March 31, 2019 was $39 million. For the first quarter 2019, the Company's effective tax rate was 48%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2019, was primarily due to U.S. state and local income tax expense, the impact of higher foreign tax rates, legislative changes as described in the following paragraph and other discrete adjustments.

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
Restructuring and Acquisition-Related Costs
The Company has incurred restructuring, transaction and integration costs related to acquisitions, along with restructuring costs in connection with its global cost reduction and productivity initiatives. These costs are recorded within Corporate, Other and Eliminations. Please refer to Note 9 of the Consolidated Financial Statements for further information on the nature of these costs.
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (Loss) (in millions):

		Three Months Ended March 31,
	Location	2020	2019
Restructuring costs	Cost of sales	$(3)	$(1)
Restructuring (costs) / gains	Other expenses, net	(2)	3
Total restructuring, acquisition and integration-related (costs) / gains		$(5)	$2

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended March 31,
	2020	2019
Restructuring (costs) / gains	$(5)	$2
Gains on sales of certain precious metals	10	—
Goodwill impairment charge	(944)	—
Intangible asset impairment charges	(43)	—
Total adjusting items	$(982)	$2

The reconciliation from Net earnings (loss) attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended March 31,
	2020	2019
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(917)	$44
Net earnings attributable to noncontrolling interests	1	—
NET EARNINGS (LOSS)	(916)	44
Equity in net earnings of affiliates	1	1
Income tax expense	24	39
EARNINGS (LOSS) BEFORE TAXES	(893)	82
Interest expense, net	27	36
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	(866)	118
Adjusting items from above	(982)	2
ADJUSTED EBIT	$116	$116

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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended March 31,
	2020	2019
Net sales	$494	$513
% change from prior year	-4%	—%
EBIT	$44	$57
EBIT as a % of net sales	9%	11%
Depreciation and amortization expense	$38	$39

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET SALES

In our Composites segment, net sales in the first quarter 2020 decreased $19 million compared to the same period in 2019. The decrease was primarily driven by lower selling prices of $11 million and unfavorable product mix. Higher sales volumes of approximately 1% were more than offset by $7 million from the negative impact of translating sales denominated in foreign currencies into United States dollars.

EBIT

In our Composites segment, EBIT in the first quarter of 2020 decreased $13 million compared to the same period in 2019. The EBIT decline was primarily due to lower selling prices. The $13 million unfavorable impact of production curtailment actions taken to balance production with lower demand was offset by the favorable impact of improved manufacturing performance and $2 million of lower rebuild and start-up costs. The negative impact of translating sales and costs denominated in foreign currencies into United States dollars was partially offset by slightly higher sales volumes.

OUTLOOK

Global glass reinforcements market demand has historically grown with global industrial production and we believe this relationship will continue. The Company expects the COVID-19 pandemic will substantially impact the markets served by its Composites business in 2020. The magnitude of the impact will depend on the depth and duration of the crisis, as well as the timing of the recovery in the markets served by the company. The Company continues to focus on reducing costs, minimizing capital expenditures, and managing working capital.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended March 31,
	2020	2019
Net sales	$603	$591
% change from prior year	2%	-1%
EBIT	$39	$15
EBIT as a % of net sales	6%	3%
Depreciation and amortization expense	$49	$49
NET SALES
In our Insulation segment, net sales in the first quarter of 2020 increased $12 million compared to the same period in 2019. During the quarter, sales volumes were 6% higher than the same period a year ago as volume strength across the portfolio more than offset lower sales in Asia-Pacific due to the COVID-19 pandemic. Higher sales volumes were partially offset by unfavorable product and customer mix, the $9 million negative impact of translating sales denominated in foreign currencies into United States dollars, and $6 million of lower selling prices.
EBIT
In our Insulation segment, EBIT in the first quarter of 2020 increased $24 million compared to the same period in 2019. Higher sales volumes drove more than half of the EBIT increase, which was partially offset by lower selling prices. The remaining increase was driven about equally by favorable manufacturing performance and the $8 million benefit of higher fixed cost absorption on higher production volumes compared to the same period in 2019. Unfavorable customer and product mix was offset by the net $5 million gain on sale of an immaterial business in the first quarter of 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OUTLOOK
The outlook for Insulation demand is driven by North American new residential construction, remodeling and repair activity; and commercial and industrial construction activity in the United States, Canada, Europe and Asia-Pacific. Demand in commercial and industrial insulation markets is most closely correlated to industrial production growth and overall economic activity in the global markets we serve. Demand for residential insulation is most closely correlated to U.S. housing starts.
During the first quarter of 2020, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.466 million, up from an annual average of approximately 1.213 million starts in the first quarter of 2019.
The Company expects the COVID-19 pandemic will substantially impact the markets served by its Insulation business in 2020. The magnitude of the impact will depend on the depth and duration of the crisis, as well as the timing of the recovery in the markets served by the company. The Company continues to focus on reducing costs, minimizing capital expenditures, and managing working capital.
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended March 31,
	2020	2019
Net sales	$555	$614
% change from prior year	-10%	-4%
EBIT	$64	$74
EBIT as a % of net sales	12%	12%
Depreciation and amortization expense	$14	$13
NET SALES
In our Roofing segment, net sales in the first quarter of 2020 decreased $59 million compared to the same period in 2019. The decrease was primarily driven by lower sales volumes of approximately 8% on lower shingle volumes and lower third-party asphalt sales. The remaining difference was driven by $4 million of lower selling prices.
EBIT
In our Roofing segment, EBIT in the first quarter of 2020 decreased $10 million compared to the same period in 2019. The decrease was primarily driven by the impact of lower sales volumes, partially offset by favorable manufacturing performance of $7 million. Input cost deflation of $8 million, primarily from asphalt and resin, more than offset the impact of lower selling prices.
OUTLOOK
The Company expects the COVID-19 pandemic will substantially impact the roofing market in 2020. The magnitude of the impact will depend on the depth and duration of the crisis, as well as the timing of the recovery in the markets served by the Company. The Company continues to focus on reducing costs, minimizing capital expenditures, and managing working capital. Uncertainties that may impact our Roofing margins include demand from storm and other weather events, competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended March 31,
	2020	2019
Restructuring (costs) / gains	$(5)	$2
Gains on sales of certain precious metals	10	—
Goodwill impairment charge	(944)	—
Intangible asset impairment charges	(43)	—
General corporate expense and other	(31)	(30)
EBIT	$(1,013)	$(28)
Depreciation and amortization	$15	$12

EBIT
In Corporate, Other and Eliminations, EBIT losses for the first quarter of 2020 were higher by $985 million compared to the same period in 2019. The increase in losses in the first quarter was primarily driven by the $944 million goodwill impairment charge and $43 million of intangible asset impairment charges. Additional details of these charges is further explained in both the Critical Accounting Estimates paragraph of MD&A and Note 6 of the Consolidated Financial Statements.
General corporate expense and other for the first quarter of 2020 was relatively flat compared to the same period in 2019.
OUTLOOK
In 2020, we now estimate general corporate expenses to range between $100 million and $120 million.
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
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at March 31, 2020
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	n/a	—
Outstanding borrowings	400	—
Outstanding letters of credit	4	2
Availability on facility	$396	$278

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Receivables Securitization Facility and Senior Revolving Credit Facility mature in 2022 and 2024, respectively. The Company also has a term loan (the "Term Loan"), which requires minimum quarterly principal repayments, all of which have been paid as of March 31, 2020, and full repayment by February 2021. As of March 31, 2020, the Term Loan had $150 million outstanding. The company has no significant debt maturities of senior notes before the fourth quarter of 2022. As of March 31, 2020, the Company had $3.4 billion of total debt and cash and cash equivalents of $234 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of March 31, 2020, and December 31, 2019, the Company had $50 million and $30 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017.
As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to page 13 of the Risk Factors disclosed in Item 1A of the Company's Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K") for details on the factors that could inhibit our subsidiaries' ability to pay dividends or make other distributions to the parent company.
Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations, payments of quarterly dividends as authorized by our Board of Directors, acquisitions and reducing outstanding amounts under the Senior Revolving Credit Facility, Receivables Securitization Facility and Term Loan. A sustained significant decrease in revenue in the U.S. or excessive aging of the underlying receivables as a result of the impact of the COVID-19 pandemic could materially affect the collateral capacity limitation on the availability under the Receivables Securitization Facility. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our Senior Revolving Credit Facility and, to the extent available, our Receivables Securitization Facility, will provide ample liquidity to enable us to meet our cash requirements.
The agreements governing our Senior Revolving Credit Facility, Receivables Securitization Facility and Term Loan contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of March 31, 2020.
Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$234	$82
Net cash flow used for operating activities	$(52)	$(151)
Net cash flow used for investing activities	$(61)	$(95)
Net cash flow provided by financing activities	$213	$241
Availability on the Senior Revolving Credit Facility	$396	$748
Availability on the Receivables Securitization Facility	$278	$—
Cash and cash equivalents Cash and cash equivalents as of March 31, 2020 increased $152 million compared to March 31, 2019 primarily due to an additional draw on our credit facilities to increase our cash reserves during the three months ended March 31, 2020.
Operating activities: For the three months ended March 31, 2020, the Company's operating activities used $52 million of cash compared to $151 million used in the same period in 2019. The change in cash used by operating activities was primarily due to a smaller increase in operating assets and liabilities in 2020 compared to the same period of 2019.
Investing activities: Net cash flow used for investing activities decreased $34 million for the three months ended March 31, 2020 compared to the same period of 2019, primarily driven by proceeds from the sale of assets and higher derivative settlements compared to the same period in the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing activities: Net cash provided by financing activities was $213 million for the three months ended March 31, 2020, compared to net cash provided by financing activities of $241 million in the same period in 2019. The change of $28 million was primarily due to higher payments on the Term Loan in 2019 (see Note 10 of the Consolidated Financial Statements and the Liquidity section above for further discussion of activities related to debt).
2020 Investments
Capital Expenditures: The Company will continue a balanced approach to the use of its cash flows. Operational cash flow will be used to fund the Company’s growth and innovation. Given the uncertain market environment, we are focused on reducing or postponing non-critical expenses including capital expenditures in 2020; capital expenditures are now expected to be approximately $150 million to $200 million below depreciation and amortization for the year.
Tax Net Operating Losses and U.S. Foreign Tax Credits
There have been no material changes to the disclosure in our 2019 Form 10-K.
Pension Contributions
Please refer to Note 11 of the Consolidated Financial Statements. The Company expects to contribute between $25 million and $50 million in cash to its global pension plans during 2020. We will evaluate discretionary pension contributions as we continue to manage liquidity as the COVID-19 pandemic unfolds throughout the remainder of the year. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.
Derivatives
Please refer to Note 5 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Notes 5 and 10 of the Consolidated Financial Statements.
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the three months ended March 31, 2020, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended March 31, 2020, our RIR was 0.47 as compared to 0.75 in the same period a year ago.

CRITICAL ACCOUNTING ESTIMATES

Impairment of Assets. The Company exercises judgment in evaluating assets for impairment. Goodwill and other indefinite-lived intangible assets are tested for impairment annually, or when circumstances arise which could more likely than not reduce the fair value of a reporting unit below its carrying value. These tests require comparing recorded values to estimated fair values for the assets under review.

Our reporting units represent a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company has three reporting units: Composites, Insulation and Roofing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

As of the most recent annual goodwill impairment testing date (October 1, 2019), testing indicated that the business enterprise value for the Insulation reporting unit exceeded its carrying value by approximately 10%. As described in our 2019 Form 10-K, there was uncertainty surrounding the macroeconomic factors impacting this reporting unit and a downturn in these factors or a change in the long-term revenue growth or profitability for this reporting unit could increase the likelihood of a future impairment. Accordingly, the Insulation reporting unit was the reporting unit most susceptible to an impairment during an economic downturn.

In the first quarter of 2020, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. The valuation limitation from the Company’s recent share price decline, the narrow cushion on the Insulation reporting unit and the high level of near-term macroeconomic uncertainty caused the Company to perform an interim goodwill impairment test as of March 31, 2020 over the Insulation reporting unit. After evaluating and weighing all relevant events and circumstances, and considering the substantial excess fair values for these reporting units, we concluded that it is not more likely than not that the fair value of the Roofing and Composites reporting units were less than their carrying values. Consequently, we determined that it was not necessary to perform an interim impairment test for the Roofing and Composites reporting units.

As part of our quantitative testing process for goodwill of the Insulation reporting unit, we estimated fair values using a discounted cash flow analysis, a form of the income approach, from the perspective of a market participant. Significant assumptions used in the discounted cash flow analysis are revenue growth rates and EBIT margins used in estimating discrete period cash flow forecasts of the reporting unit, the discount rate, and the long-term revenue growth rate and EBIT margins used in estimating the terminal business value. For our interim test, the cash flow forecasts of the reporting unit are based upon management’s near-term and long-term views of our markets and represent the forecasts used by senior management and the Board of Directors to operate the business during the COVID-19 pandemic and evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta, which includes an additional risk premium due to uncertainty surrounding the level and pace of economic recovery. The terminal business value is determined by applying the long-term growth rate to the latest year for which a forecast exists. At this time, the Company believes that the Insulation reporting unit’s long-term market-size and profitability outlook have not meaningfully deteriorated since the time of our most recent annual impairment test. The overall enterprise fair value of the Company was limited by the recent decline in our share price. The reduction in fair value of the Insulation reporting unit, and corresponding impairment charge, was primarily driven by an increase in the discount rate arising from higher equity risk premiums that reflect significant uncertainty surrounding the effect that the COVID-19 pandemic will have on the reporting unit’s near-term cash flows and a decrease in the reporting unit's forecasted near-term cash flows. As part of our goodwill quantitative testing process, the Company evaluates whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing. Please refer to Note 6 of the Consolidated Financial Statements for additional details on the impairment charge that was recorded in the first quarter of 2020.

The following table summarizes the segment allocation of recorded goodwill on our Consolidated Balance Sheets as of December 31, 2019 and, after giving effect to an impairment charge in our Insulation reporting unit, as of March 31, 2020 (in millions):

Segment	March 31, 2020	Percent of Total	December 31, 2019	Percent of Total
Composites	$56	6%	$57	3%
Insulation	508	53%	1,479	77%
Roofing	395	41%	396	20%
Total goodwill	$959	100%	$1,932	100%

There continues to be uncertainty surrounding the macroeconomic factors for the Insulation reporting unit, and a sustained downturn, significantly extended recovery, or a change in the long-term revenue growth or profitability for this reporting unit could increase the likelihood of an additional future impairment. Additionally, changes in market participant assumptions such as an increased discount rate or further share price reductions could increase the likelihood of a future impairment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other indefinite-lived intangible assets are the Company’s trademarks. Our most recent annual test of indefinite-lived intangibles was conducted as of October 1, 2019. The fair value of each of our indefinite-lived intangible assets was in excess of its carrying value and thus, no impairment existed. The fair value of these assets substantially exceeded the carrying value as of the date of that assessment.

During the first quarter of 2020, we performed an interim impairment test on certain trademarks and trade names used by our Insulation segment. Fair values used in testing for potential impairment of our trademarks are calculated by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation are discounted at a rate based on a market participant discount rate, which includes a risk premium due to the near-term economic uncertainty from the COVID-19 pandemic and its impact on the projected revenue derived from the trademarks. For two assets used by our Insulation segment, the reduction in fair values, and corresponding impairment charges, were driven by a lower expected sales outlook, the compounding effect of lower expected sales following an immaterial divestiture in the first quarter of 2020 and a higher discount rate associated with the near-term economic uncertainty from the COVID-19 pandemic. Please refer to Note 6 of the Consolidated Financial Statements for additional details on the impairment charges that were recorded in the first quarter of 2020.

For all other indefinite-lived intangible assets used by Insulation and our other segments, we continued to perform our ongoing analysis to consider whether changes in circumstances indicated that it was more likely than not that these assets were impaired. After evaluating and weighing all relevant events and circumstances, and considering the substantial excess fair values for these assets, we concluded that it is not more likely than not that the fair values of these indefinite-lived intangible assets were less than their carrying amounts. Consequently, we determined that it was not necessary to perform an interim impairment test for all other indefinite-lived intangible assets.

There were no changes to the recoverability conclusions for our long-lived assets disclosed in our 2019 Form-10-K.

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
ENVIRONMENTAL MATTERS
Please refer to Note 12 of the Consolidated Financial Statements.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” "appear," "assume," “believe,” “estimate,” “expect,” "forecast," “intend,” “likely,” “may,” “plan,” “project,” "seek," "should," “strategy,” "will" and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors and actual results may differ materially from those results projected in the statements. These risks, uncertainties and other factors include, without limitation:

•the severity and duration of the current COVID-19 pandemic on our operations, customers and suppliers, as well as related actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict;
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
•uninsured losses, including those from natural disasters, catastrophe, theft or sabotage;
•climate change, weather conditions and storm activity;
•availability and cost of energy and raw materials;
•environmental, product-related or other legal and regulatory liabilities, proceedings or, actions;
•research and development activities and intellectual property protection;
•issues involving implementation and protection of information technology systems;
•our level of indebtedness;
•our liquidity and the availability and cost of credit;
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
All forward-looking statements in this report should be considered in the context of the risks and other factors described above and in Item 1A - Risk factors in Part I of our 2019 Form 10-K. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the three months ended March 31, 2020. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2019 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Despite temporary work-from-home requirements for a significant portion of our administrative employees, the changes have had a minimal effect on the Company's accounting processes and internal control over financial reporting during the quarter ended March 31, 2020.

PART II

ITEM 1. LEGAL PROCEEDINGS

Information required by this item is incorporated by reference to Note 12 of the Consolidated Financial Statements, Contingent Liabilities and Other Matters.

ITEM 1A. RISK FACTORS

The information set forth in this report, including without limitation, the risk factor presented below, updates and should be read in conjunction with, the risk factors and information disclosed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019.

The recent COVID-19 pandemic is expected to have a significant impact on the Company's operations and results.

Beginning in the first quarter of 2020, we have been managing matters related to the global COVID-19 pandemic, including the following impacts:

•We believe that COVID-19 has placed downward pressure on demand for some of our products, on at least a temporary basis.
•Governmental authorities have implemented numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. A small number of our facilities and operations have been adversely affected by these governmental actions.
•These governmental actions as well as downward pressure on demand have caused us to curtail some production as we comply with relevant government decrees and attempt to balance demand with inventory and output.
•We have recorded an impairment to goodwill that was driven, at least in part, by an increase in the discount rate arising from higher equity risk premiums that reflect significant uncertainty surrounding the effect that COVID-19 will have on the Insulation reporting unit’s near-term cash flows.
•The Company has continued to focus on reducing costs, minimizing capital expenditures and managing working capital during the COVID-19 pandemic.
In response to the pandemic, we implemented a number of precautionary and other measures to promote business continuity. These measures have been comprehensive and included initiatives regarding employee health and safety, working conditions (including remote working), engagements with customers and suppliers, financial management, operational efficiency, internal and external communications, government relations and community outreach. While we believe that all of these measures have been necessary or appropriate, they have resulted in additional costs and may adversely impact our business and financial performance in the future or expose us to additional unknown risks.

Although it is not possible to predict the ultimate impact of COVID-19, including on our business, results of operations, financial position or cash flows, such impacts may be material and may include:

•shifting customer demand for our products in the markets that we serve around the world;
•increased credit risk, including increased failure by customers experiencing business disruptions to make timely payments;
•reduced availability and productivity of employees;
•costs associated with production curtailments that are driven by governmental actions, customer demand or other causes related to COVID-19;
•increased operational risks resulting from changes to operations and remote work arrangements, including the potential effects on internal controls and procedures, cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events;
•higher costs in certain areas such as transportation and distribution, as well as incremental costs associated with health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees and others;
•delays and disruptions in the availability of and timely delivery of materials and equipment used in our operations, as well as increased costs for such materials and equipment;
•a negative impact on our liquidity position, as well as increased costs and less ability to access funds under our existing credit facilities and the capital markets;
•any further impairment in the value of tangible or intangible assets that could be recorded as a result of weaker or more volatile economic conditions; and
•administrative proceedings, litigation or regulatory compliance matters.

ITEM 1A. RISK FACTORS (continued)

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, any of which could have a material effect on us. The impact depends on the severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2020	641,281		$64.39	620,000	2,961,726
February 1-29, 2020	893,022		61.23	675,000	2,286,726
March 1-31, 2020	109		58.42	—	2,286,726
Total	1,534,412	*	$62.55	1,295,000	2,286,726

* The Company retained an aggregate of 239,412 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.
** On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated transactions, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.3 million shares of its common stock for $81 million during the three months ended March 31, 2020 under the Repurchase Authorization. As of March 31, 2020, 2.3 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Owens Corning Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed April 21, 2020).*

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101	The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss), (ii) Consolidated Statements of Comprehensive Earnings (Loss); (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related noted to these financial statements and (vii) document and entity information.

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.

*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OWENS CORNING

Registrant

Date:	April 29, 2020	By:	/s/ Prithvi S. Gandhi
Prithvi S. Gandhi
Interim Chief Financial Officer

Date:	April 29, 2020	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller