Form 10-Q
period 2020-06-30
Owens Corning
filed 2020-07-29
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Yes ☑             No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
Yes ☐           No ☑

As of July 24, 2020, 108,014,188 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
NET SALES	$1,625	$1,918	$3,226	$3,585
COST OF SALES	1,282	1,478	2,577	2,820
Gross margin	343	440	649	765
OPERATING EXPENSES
Marketing and administrative expenses	151	181	330	363
Science and technology expenses	18	22	39	44
Goodwill impairment charge	—	—	944	—
Other expenses, net	6	10	38	15
Total operating expenses	175	213	1,351	422
OPERATING INCOME (LOSS)	168	227	(702)	343
Non-operating income	(3)	(3)	(7)	(5)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	171	230	(695)	348
Interest expense, net	36	32	63	68
EARNINGS (LOSS) BEFORE TAXES	135	198	(758)	280
Income tax expense	39	59	63	98
Equity in net loss of affiliates	(1)	(1)	—	—
NET EARNINGS (LOSS)	95	138	(821)	182
Net loss attributable to noncontrolling interests	(1)	—	—	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$96	$138	$(821)	$182
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$0.88	$1.27	$(7.55)	$1.67
Diluted	$0.88	$1.26	$(7.55)	$1.66
WEIGHTED AVERAGE COMMON SHARES
Basic	108.6	109.0	108.7	109.3
Diluted	108.9	109.5	108.7	109.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET EARNINGS (LOSS)	$95	$138	$(821)	$182
Currency translation adjustment (net of tax of $(9) and $2 for the three months ended June 30, 2020 and 2019, respectively, and $1 and $(1) for the six months ended June 30, 2020 and 2019, respectively)	53	10	(69)	21
Pension and other postretirement adjustment (net of tax of $0 for both the three months ended June 30, 2020 and 2019, and $0 for both the six months ended June 30, 2020 and 2019)	(2)	2	5	1
Hedging adjustment (net of tax of $0 for both the three months ended June 30, 2020 and 2019, and $0 and $1 for the six months ended June 30, 2020 and 2019, respectively)	—	—	(1)	(1)
COMPREHENSIVE EARNINGS (LOSS)	146	150	(886)	203
Comprehensive loss attributable to noncontrolling interests	(1)	—	—	—
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$147	$150	$(886)	$203

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	June 30, 2020	December 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$582	$172
Receivables, less allowances of $10 at June 30, 2020 and $11 at December 31, 2019	986	770
Inventories	951	1,033
Other current assets	85	86
Total current assets	2,604	2,061
Property, plant and equipment, net	3,716	3,855
Operating lease right-of-use assets	168	203
Goodwill	966	1,932
Intangible assets	1,650	1,721
Deferred income taxes	32	46
Other non-current assets	234	188
TOTAL ASSETS	$9,370	$10,006
LIABILITIES AND EQUITY
Current liabilities	$1,393	$1,329
Long-term debt, net of current portion	3,314	2,986
Pension plan liability	208	231
Other employee benefits liability	173	179
Non-current operating lease liabilities	111	138
Deferred income taxes	304	272
Other liabilities	204	200
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,054	4,051
Accumulated earnings	1,445	2,319
Accumulated other comprehensive deficit	(675)	(610)
Cost of common stock in treasury (c)	(1,201)	(1,130)
Total Owens Corning stockholders’ equity	3,624	4,631
Noncontrolling interests	39	40
Total equity	3,663	4,671
TOTAL LIABILITIES AND EQUITY	$9,370	$10,006

(a)10 shares authorized; none issued or outstanding at June 30, 2020 and December 31, 2019
(b)400 shares authorized; 135.5 issued and 108.0 outstanding at June 30, 2020; 135.5 issued and 109.0 outstanding at December 31, 2019
(c)27.5 shares at June 30, 2020 and 26.5 shares at December 31, 2019
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2019	109.0	$1	26.5	$(1,130)	$4,051	$2,319	$(610)	$40	$4,671
Net loss attributable to Owens Corning	—	—	—	—	—	(917)	—	—	(917)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	—	—	(122)	(2)	(124)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	7	—	7
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.4	—	(0.4)	16	(16)	—	—	—	—
Purchases of treasury stock	(1.6)	—	1.6	(96)	—	—	—	—	(96)
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared (d)	—	—	—	—	—	(26)	—	—	(26)
Balance at March 31, 2020	107.8	$1	27.7	$(1,210)	$4,046	$1,376	$(726)	$39	$3,526
Net earnings attributable to Owens Corning	—	—	—	—	—	96	—	—	96
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Currency translation adjustment	—	—	—	—	—	—	53	1	54
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(2)	—	(2)
Issuance of common stock under share-based payment plans	0.2	—	(0.2)	9	(1)	—	—	—	8
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Dividends declared (d)	—	—	—	—	—	(27)	—	—	(27)
Balance at June 30, 2020	108.0	$1	27.5	$(1,201)	$4,054	$1,445	$(675)	$39	$3,663

(a)Additional Paid in Capital (APIC)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Quarterly dividend declarations of $0.24 per share as of June 30, 2020 and March 31, 2020

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2018	109.5	$1	26.0	$(1,103)	$4,028	$2,013	$(656)	$41	$4,324
Net earnings attributable to Owens Corning	—	—	—	—	—	44	—	—	44
Currency translation adjustment	—	—	—	—	—	—	11	(1)	10
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.4	—	(0.4)	14	(14)	—	—	—	—
Purchases of treasury stock	(1.3)	—	1.3	(61)	—	—	—	—	(61)
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared (d)	—	—	—	—	—	(24)	—	—	(24)
Balance at March 31, 2019	108.6	$1	26.9	$(1,150)	$4,025	$2,033	$(647)	$40	$4,302
Net earnings attributable to Owens Corning	—	—	—	—	—	138	—	—	138
Currency translation adjustment	—	—	—	—	—	—	10	—	10
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	2	—	2
Issuance of common stock under share-based payment plans	0.2	—	(0.2)	9	(1)	—	—	—	8
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared (e)	—	—	—	—	—	(25)	—	—	(25)
Balance at June 30, 2019	108.8	$1	26.7	$(1,141)	$4,034	$2,146	$(635)	$40	$4,445

(a)Additional Paid in Capital (APIC)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Quarterly dividend declarations of $0.22 per share as of June 30, 2019 and March 31, 2019

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2020	2019
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings (loss)	$(821)	$182
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	232	225
Deferred income taxes	48	65
Provision for pension and other employee benefits liabilities	(1)	—
Stock-based compensation expense	20	21
Goodwill impairment charge	944	—
Intangible assets impairment charge	43	—
Other adjustments to reconcile net earnings (loss) to cash provided by operating activities	(20)	5
Changes in operating assets and liabilities	(191)	(191)
Pension fund contribution	(12)	(9)
Payments for other employee benefits liabilities	(7)	(9)
Other	(6)	(2)
Net cash flow provided by operating activities	229	287
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(140)	(213)
Proceeds from the sale of assets or affiliates	38	3
Derivative settlements	48	8
Net cash flow used for investing activities	(54)	(202)
NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from long-term debt	297	—
Proceeds from senior revolving credit and receivables securitization facilities	736	946
Payments on senior revolving credit and receivables securitization facilities	(546)	(808)
Payments on term loan borrowing	(50)	(100)
Net decrease in short-term debt	(17)	(10)
Dividends paid	(52)	(48)
Purchases of treasury stock	(96)	(61)
Other	(7)	(1)
Net cash flow provided by (used for) financing activities	265	(82)
Effect of exchange rate changes on cash	(30)	12
Net increase in cash, cash equivalents, and restricted cash	410	15
Cash, cash equivalents and restricted cash at beginning of period	179	85
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$589	$100

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
Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $7 million, $7 million, $8 million, and $7 million as of June 30, 2020, December 31, 2019, June 30, 2019 and December 31, 2018, respectively. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with the requirements of ASU 2016-13, "Financial Instruments - Credit Losses (Topic 236)," the allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.

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
We adopted this standard using the prospective approach for our interim impairment test conducted in the first quarter of 2020. The goodwill impairment charge of $944 million recorded for the six months ended June 30, 2020, was calculated in accordance with this standard. Please refer to Note 6 of the Consolidated Financial Statements for additional detail on this adoption.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reportable Segments
Composites	$398	$535	$892	$1,048
Insulation	595	661	1,198	1,252
Roofing	677	778	1,232	1,392
Total reportable segments	1,670	1,974	3,322	3,692
Corporate eliminations	(45)	(56)	(96)	(107)
NET SALES	$1,625	$1,918	$3,226	$3,585

External Customer Sales by Geographic Region
United States	$1,128	$1,297	$2,188	$2,397
Europe	256	314	543	610
Asia-Pacific	146	174	274	323
Rest of world	95	133	221	255
NET SALES	$1,625	$1,918	$3,226	$3,585

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reportable Segments
Composites	$6	$67	$50	$124
Insulation	32	42	71	57
Roofing	148	151	212	225
Total reportable segments	186	260	333	406
Restructuring (costs) / gains	(5)	(1)	(10)	1
Gains on sale of certain precious metals	9	—	19	—
Goodwill impairment charge	—	—	(944)	—
Intangible assets impairment charge	—	—	(43)	—
General corporate expense and other	(19)	(29)	(50)	(59)
Total corporate, other and eliminations	(15)	(30)	(1,028)	(58)
EBIT	$171	$230	$(695)	$348

TOTAL ASSETS

Total assets for the Insulation segment decreased following $987 million of non-cash impairment charges for goodwill and intangible assets in the first quarter of 2020. Please refer to Note 6, Goodwill and Other Intangible Assets, for information on these charges.

3. REVENUE

The following table shows a disaggregation of Net sales (in millions):

	For the three months ended June 30, 2020
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$58	$215	$615	$(45)	$843
U.S. commercial and industrial	110	136	39	—	285
Europe	107	146	3	—	256
Asia-Pacific	100	44	2	—	146
Rest of world	23	54	18	—	95
NET SALES	$398	$595	$677	$(45)	$1,625

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3. REVENUE (continued)

	For the three months ended June 30, 2019
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$75	$217	$707	$(55)	$944
U.S. commercial and industrial	158	158	37	—	353
Europe	150	161	4	(1)	314
Asia-Pacific	119	52	3	—	174
Rest of world	33	73	27	—	133
NET SALES	$535	$661	$778	$(56)	$1,918

	For the six months ended June 30, 2020
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$124	$426	$1,107	$(95)	$1,562
U.S. commercial and industrial	261	298	67	—	626
Europe	248	289	7	(1)	543
Asia-Pacific	205	64	5	—	274
Rest of world	54	121	46	—	221
NET SALES	$892	$1,198	$1,232	$(96)	$3,226

	For the six months ended June 30, 2019
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$142	$413	$1,258	$(103)	$1,710
U.S. commercial and industrial	313	313	62	(1)	687
Europe	300	304	7	(1)	610
Asia-Pacific	231	86	6	—	323
Rest of world	62	136	59	(2)	255
NET SALES	$1,048	$1,252	$1,392	$(107)	$3,585

As of December 31, 2019, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $60 million, of which $13 million was recognized as revenue in the first six months of 2020. As of June 30, 2020, our contract liability balances totaled $65 million.

4. INVENTORIES
Inventories consist of the following (in millions):

	June 30, 2020	December 31, 2019
Finished goods	$620	$715
Materials and supplies	331	318
Total inventories	$951	$1,033

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2020 and December 31, 2019, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	June 30, 2020	December 31, 2019
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other current assets	$5	$12
Cross-currency swaps	Other non-current assets	$12	$1
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$—	$4
Cash flow hedges:
Natural gas forward swaps	Current liabilities	$3	$3
Treasury interest rate lock	Other liabilities	$2	$—
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$4	$9
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Current liabilities	$3	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Earnings (Loss) Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (Loss) (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2020	2019	2020	2019
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of loss reclassified from AOCI (as defined below) into earnings	Cost of sales	$2	$1	$4	$1
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$(2)	$(3)	$(5)	$(6)
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of loss/(gain) recognized in earnings (a)	Other expenses, net	$3	$5	$(9)	$(14)

(a)Gains related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expenses, net. Please refer to the "Other Derivatives" section below for additional detail.

Consolidated Statements of Comprehensive Earnings (Loss) Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (Loss) (in millions):

		Amount of Loss (Gain) Recognized in Comprehensive Earnings (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Hedging Type	Derivative Financial Instrument	2020	2019	2020	2019
Net investment hedge	Cross-currency swaps	$4	$10	$(38)	$(3)
Cash flow hedge	Natural gas forward swaps	$—	$—	$—	$2
Cash flow hedge	Treasury interest rate lock	$1	$—	$2	$—
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of June 30, 2020, the notional amounts of these natural gas forward swaps was 5 million MMBtu (or MMBtu equivalent) based on U.S. and European indices.
In March 2020, the Company entered into a $175 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with the anticipated issuance of certain 10-year fixed rate senior notes before the end of 2022. The Company intends to cash settle this agreement upon a future issuance of certain senior notes thereby effectively locking in the U.S. Treasury fixed interest rate in effect at the time the agreement was initiated. The locked fixed rate of this agreement is 0.994%. The Company has designated this outstanding forward U.S. Treasury rate lock agreement, which expires on December 15, 2022, as a cash flow hedge.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). The Company uses cross-currency forward contracts to hedge a portion of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. As of June 30, 2020, the notional amount of these derivative financial instruments was $218 million related to the U.S. Dollar and European Euro. In the second quarter of 2020, the Company unwound certain net investment hedge contracts, resulting in cash proceeds of $30 million.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of June 30, 2020, the Company had notional amounts of $737 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, European Euro, Hong Kong Dollar, Indian Rupee, and South Korean Won. In addition, the Company had notional amounts of $78 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Russian Ruble and Czech Koruna.

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

First Quarter of 2020 Impairment Charge

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

In the first quarter of 2020, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. The valuation limitation from the Company’s share price decline in the first quarter of 2020, the narrow cushion on the Insulation reporting unit and the high level of near-term macroeconomic uncertainty caused the Company to perform an interim goodwill impairment test as of March 31, 2020 over the Insulation reporting unit. After evaluating and weighing all relevant events and circumstances, and considering the substantial excess fair values for the Roofing and Composites reporting units, we concluded that it was not more likely than not that the fair values of these reporting units were less than their carrying values. Consequently, we determined that it was not necessary to perform an interim impairment test for the Roofing and Composites reporting units.

Based on the results of this testing, the Company recorded a $944 million pre-tax non-cash impairment charge related to the Insulation reporting unit in the first quarter of 2020. This charge was recorded in Goodwill impairment charge on the Consolidated Statements of Earnings (Loss), and was included in the Corporate, Other and Eliminations reporting category. Consistent with the Company’s adoption of ASU 2017-04 in the first quarter of 2020, the impairment charge was equal to the excess of the Insulation reporting unit’s carrying value over its fair value. The overall enterprise fair value of the Company was limited by the decline in our share price in the first quarter of 2020. The reduction in fair value for the Insulation reporting unit, and corresponding impairment charge, was primarily driven by an increase in the discount rate arising from higher equity risk premiums that reflect significant uncertainty surrounding the effect from the COVID-19 pandemic and a decrease in the reporting unit's forecasted near-term cash flows.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.  GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Second Quarter of 2020 Impairment Indicator Assessment

During the second quarter of 2020, the Company performed its quarterly assessment to identify potential indicators of impairment for each of its reporting units. Among qualitative and quantitative factors considered, management reviewed key assumptions and information, including updated macroeconomic indicators that impact the markets we serve, financial forecast information for each reporting unit, and recent performance of the Company’s share price to perform this assessment. The Company did not identify any impairment indicators for any of its reporting units during the second quarter of 2020 and determined that it was not more likely than not that the carrying value of any of its reporting units exceeded their respective fair values. Consequently, we determined that it was not necessary to perform an interim impairment test for goodwill. We will continue to monitor the impacts of the COVID-19 pandemic on the Company and significant changes in key assumptions that could result in future period impairment charges.
The changes in the net carrying value of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2019	$57	$1,479	$396	$1,932
Impairment charge	—	(944)	—	(944)
Divestiture	—	(4)	—	(4)
Foreign currency translation	(1)	(17)	—	(18)
Balance at June 30, 2020	$56	$514	$396	$966
The remaining balance of goodwill for the Insulation reporting unit continues to be at risk for future impairment. There continues to be uncertainty surrounding the macroeconomic factors impacting this reporting unit, and a sustained downturn, significantly extended recovery, or a change in the long-term revenue growth or profitability for this reporting unit could increase the likelihood of an additional future impairment. Additionally, changes in market participant assumptions such as an increased discount rate or significant share price reductions could increase the likelihood of an additional future impairment.
Other Intangible Assets
The Company amortizes the cost of other intangible assets over their estimated useful lives which, individually, range up to 45 years. The Company's future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets.
First Quarter of 2020 Impairment Charge
In the first quarter of 2020, we performed an interim impairment test of certain indefinite-lived trademarks and trade names used by our Insulation segment, based on the macroeconomic conditions that precipitated the interim goodwill impairment test described above.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.  GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

A pre-tax impairment charge of $34 million for a trade name used by our European building and technical insulation business was recognized in the first quarter of 2020 due to the combined effect of lower expected sales following an immaterial divestiture in the first quarter of 2020, a decrease in the forecasted near-term cash flows, and a higher discount rate associated with the economic impact and uncertainty from the COVID-19 pandemic. A pre-tax impairment charge of $9 million related to a trademark used on global cellular glass insulation products was recorded in the first quarter of 2020 due to a slightly lower sales outlook and a similarly higher discount rate associated with the economic impact and uncertainty from the COVID-19 pandemic.
Second Quarter of 2020 Impairment Indicator Assessment
During the second quarter of 2020, the Company performed its quarterly assessment to identify potential indicators of impairment for each of its indefinite-lived intangible assets. Among the qualitative and quantitative factors considered, management reviewed key assumptions and information, including updated macroeconomic indicators that impact the markets we serve and financial forecast information for each reporting unit. After evaluating and weighing all relevant events and circumstances, the Company did not identify any impairment indicators for any of its indefinite-lived intangible assets during the second quarter of 2020 and determined that it was not more likely than not that the carrying value of any of its indefinite-lived intangible assets exceeded their respective fair values. Consequently, we determined that it was not necessary to perform an interim impairment test for any indefinite-lived intangible assets. We will continue to monitor the impacts of the COVID-19 pandemic on the Company and significant changes in key assumptions that could result in future period impairment charges.
There is uncertainty surrounding the revenue growth factors for these assets and a change in the long-term revenue growth rate or increase in the discount rate assumption could increase the likelihood of a future impairment.
The Other category below primarily includes franchise agreements and quarry and emissions rights. Other intangible assets consist of the following (in millions):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,095	n/a	$1,095	$1,139	n/a	$1,139
Customer relationships	547	$(181)	366	550	$(167)	383
Technology	319	(161)	158	319	(152)	167
Other	34	(3)	31	67	(35)	32
Total other intangible assets	$1,995	$(345)	$1,650	$2,075	$(354)	$1,721

The estimated amortization expense for intangible assets for the next five years is as follows (in millions):

Period	Amortization
2021	$48
2022	$46
2023	$44
2024	$40
2025	$39

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	June 30, 2020	December 31, 2019
Land	$217	$221
Buildings and leasehold improvements	1,199	1,186
Machinery and equipment	5,038	4,978
Construction in progress	203	310
	6,657	6,695
Accumulated depreciation	(2,941)	(2,840)
Property, plant and equipment, net	$3,716	$3,855

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 10% of total machinery and equipment as of both June 30, 2020 and December 31, 2019. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of about 3% of the outstanding carrying value.

8. WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2019 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Six Months Ended June 30,
	2020	2019
Beginning balance	$64	$60
Amounts accrued for current year	10	11
Settlements of warranty claims	(6)	(8)
Ending balance	$68	$63

9. RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

2020 Cost Reduction Actions

During the second quarter of 2020, the Company took actions to reduce costs throughout its global Composites segment primarily through global workforce reductions. As a result of these actions, the Company recorded $5 million of charges during the first six months of 2020. The Company expects to recognize approximately $5 million of incremental charges throughout 2020.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. RESTRUCTURING AND ACQUISITION-RELATED COSTS (continued)
Insulation Network Optimization Restructuring

In October 2019, the Company took actions to primarily restructure certain U.S. insulation operations and to reduce the cost structure throughout the Insulation network. Investments in productivity and process technologies enabled the Company to optimize its network and improve its cost position. During the first six months of 2020, the Company recorded $5 million of charges. The Company does not expect to recognize significant incremental charges related to these actions.

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

Consolidated Statements of Earnings (Loss) Classification

The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings (Loss), which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Type of cost	Location	2020	2019	2020	2019
Accelerated depreciation	Cost of sales	$—	$—	$1	$—
Other exit costs	Cost of sales	1	1	3	2
Severance	Other expenses, net	3	—	5	—
Other exit costs (gains)	Other expenses, net	1	—	1	(3)
Total restructuring costs (gains)		$5	$1	$10	$(1)

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activities (in millions):

	2020 Cost Reduction Actions	Insulation Network Optimization Restructuring	Acquisition-Related Restructuring
Balance at December 31, 2019	$—	$5	$11
Restructuring costs	5	5	—
Payments	(2)	(6)	(3)
Non-cash items and reclassifications to other accounts	—	(2)	1
Balance at June 30, 2020	$3	$2	$9
Cumulative charges incurred	$5	$29	$30

As of June 30, 2020, the remaining liability balance is comprised of $14 million of severance, inclusive of $3 million of non-current severance and $11 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10. DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.200% senior notes, net of discount and financing fees, due 2022	$184	104%	$183	104%
4.200% senior notes, net of discount and financing fees, due 2024	395	110%	395	106%
3.400% senior notes, net of discount and financing fees, due 2026	397	105%	396	101%
3.950% senior notes, net of discount and financing fees, due 2029	445	109%	445	104%
3.875% senior notes, net of discount and financing fees, due 2030	297	106%	—	—%
7.000% senior notes, net of discount and financing fees, due 2036	367	131%	367	126%
4.300% senior notes, net of discount and financing fees, due 2047	588	102%	588	95%
4.400% senior notes, net of discount and financing fees, due 2048	390	104%	390	97%
Senior revolving credit facility, maturing in 2024 (a)	190	100%	—	n/a
Various finance leases, due through 2032 (a)	75	100%	26	100%
Term loan borrowing, maturing in 2021 (a)	150	100%	200	100%
Other	2	n/a	3	n/a
Total long-term debt	3,480	n/a	2,993	n/a
Less – current portion (a)	166	100%	7	100%
Long-term debt, net of current portion	$3,314	n/a	$2,986	n/a

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
Senior Notes
The Company issued $300 million of 2030 senior notes on May 12, 2020 subject to $3 million of discounts and issuance costs. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on December 1, 2020. The Company intends to use the proceeds from these notes for general corporate purposes.
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2020.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of June 30, 2020. Please refer to the Credit Facility Utilization paragraph below for liquidity information as of June 30, 2020.
Term Loan Borrowing
The Company obtained a term loan borrowing on October 27, 2017 for $600 million (the "Term Loan"). The Company entered into the Term Loan, in part, to pay a portion of the purchase price of the Paroc acquisition. In the first quarter of 2018, the Company borrowed on the Term Loan, along with borrowings on the Receivables Securitization Facility and the proceeds of the 2048 senior notes, to fund the purchase of Paroc. The Term Loan requires partial quarterly principal repayments, all of which have been paid as of June 30, 2020, and full repayment by February 2021. As of June 30, 2020, the Term Loan had $150 million outstanding.
The Term Loan contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a term loan. The Company was in compliance with these covenants as of June 30, 2020.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10. DEBT (continued)
Receivables Securitization Facility
The Company has a Receivables Purchase Agreement (RPA) that is accounted for as secured borrowings in accordance with ASC 860, "Accounting for Transfers and Servicing." Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $280 million RPA with certain financial institutions. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates vs. LIBOR, plus a fixed spread. The securitization facility (the "Receivables Securitization Facility") has been amended from time to time, with a maturity date in April 2022.
The Receivables Securitization Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of June 30, 2020. Please refer to the Credit Facility Utilization section below for liquidity information as of June 30, 2020.
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
Credit Facility Utilization
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at June 30, 2020
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	n/a	—
Outstanding borrowings	190	—
Outstanding letters of credit	4	1
Availability on facility	$606	$279
Short-Term Debt
Short-term borrowings were $3 million and $20 million as of June 30, 2020 and December 31, 2019, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 6.0% and 7.8% for June 30, 2020 and December 31, 2019, respectively.

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
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended June 30,
	2020			2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$1	$3	$1	$1	$2
Interest cost	7	3	10	9	3	12
Expected return on plan assets	(12)	(4)	(16)	(13)	(4)	(17)
Amortization of actuarial loss	3	1	4	3	1	4
Net periodic pension cost	$—	$1	$1	$—	$1	$1

	Six Months Ended June 30,
	2020			2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$3	$2	$5	$2	$2	$4
Interest cost	14	5	19	18	6	24
Expected return on plan assets	(23)	(8)	(31)	(26)	(8)	(34)
Amortization of actuarial loss	6	2	8	6	2	8
Net periodic pension cost	$—	$1	$1	$—	$2	$2

The Company expects to contribute between $10 million and $25 million in cash to the U.S. pension plans and another $15 million to $25 million to non-U.S. plans during 2020. The Company made cash contributions of $12 million to the plans during the six months ended June 30, 2020.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Components of Net Periodic Benefit Cost
Service cost	$1	$—	$1	$—
Interest cost	1	2	3	4
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of actuarial gain	(2)	(2)	(4)	(4)
Net periodic benefit income	$(1)	$(1)	$(2)	$(2)

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

Environmental Matters

The Company has established policies and procedures designed to ensure that its operations are conducted in compliance with all relevant laws and regulations and that enable the Company to meet its high standards for corporate sustainability and environmental stewardship. Our manufacturing facilities are subject to numerous foreign, federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and protection of the environment, including emissions to air, reductions of greenhouse gases, discharges to water, management of hazardous materials, handling and disposal of solid wastes, and remediation of contaminated sites. All Company manufacturing facilities operate using an ISO 14001 or equivalent environmental management system. The Company’s 2030 Sustainability Goals include significant global reductions in energy use, water consumption, waste to landfill, and emissions of greenhouse gases, fine particulate matter, and volatile organic air emissions, and protection of biodiversity.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12. CONTINGENT LIABILITIES AND OTHER MATTERS (continued)
Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of June 30, 2020, the Company was involved with a total of 21 sites worldwide, including 8 Superfund and state equivalent sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At June 30, 2020, the Company had an accrual totaling $8 million for these costs, of which the current portion is $4 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

13. STOCK COMPENSATION

Description of the Plan

On April 18, 2019, the Company’s stockholders approved the Owens Corning 2019 Stock Plan (the “2019 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At June 30, 2020, the number of shares remaining available under the 2019 Stock Plan for all stock awards was approximately 3.5 million.

Prior to 2019, employees were eligible to receive stock awards under the Owens Corning 2016 Stock Plan and the Owens Corning 2013 Stock Plan.

Total Stock-Based Compensation Expense

Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings (Loss) is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total stock-based compensation expense	$9	$10	$20	$21

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
The Company has not granted stock options since the year ended December 31, 2014. As of June 30, 2020, there was no unrecognized compensation cost related to stock options and the range of exercise prices on outstanding stock options was $33.73 - $42.16.
The following table summarizes the Company’s stock option activity:

		Weighted-Average
	Number of Options	Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, December 31, 2019	414,800	$37.79	3.06	$11
Exercised	(18,575)	33.96
Outstanding, June 30, 2020	396,225	$37.97	2.09	$7
Exercisable, June 30, 2020	396,225	$37.97	2.09	$7

Restricted Stock Awards and Restricted Stock Units
The Company has granted restricted stock awards and restricted stock units (collectively referred to as “RSUs”) under its stockholder approved stock plans. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three or four years. The Stock Plan allows alternate vesting schedules for death, disability, and retirement. The weighted average grant date fair value of RSUs granted in 2020 was $63.02.
The following table summarizes the Company’s RSU plans:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2019	1,515,706	$51.70
Granted	398,288	63.02
Vested	(360,968)	57.05
Forfeited	(49,150)	70.63
Balance at June 30, 2020	1,503,876	$52.69

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13. STOCK COMPENSATION (continued)

As of June 30, 2020, there was $37 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.36 years. The total grant date fair value of shares vested during the six months ended June 30, 2020 and 2019 was $21 million and $20 million, respectively.
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
In the six months ended June 30, 2020, the Company granted both internal company-based and external-based metric PSUs.
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
PSU Summary
As of June 30, 2020, there was $13 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.06 years. The total grant date fair value of shares vested during the six months ended June 30, 2020 was $1 million.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13. STOCK COMPENSATION (continued)

The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2019	312,725	$69.23
Granted	154,078	64.28
Vested	(12,553)	84.46
Forfeited	(11,615)	93.89
Balance at June 30, 2020	442,635	$69.21

Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (ESPP) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. At the approval date, 2.0 million shares were available for purchase under the ESPP. On April 16, 2020, the Company's stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan which increased the number of shares available for issuance under the plan by 4.2 million shares. As of June 30, 2020, 4.3 million shares remain available for purchase.
Included in total stock-based compensation expense is $2 million and $3 million of expense related to the Company's ESPP recognized during the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2019, the Company recognized expense of $1 million and $2 million, respectively, related to the Company's ESPP. As of June 30, 2020, there was $3 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14. EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings (loss) per-share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings (loss) attributable to Owens Corning	$96	$138	$(821)	$182
Weighted-average number of shares outstanding used for basic earnings (loss) per share	108.6	109.0	108.7	109.3
Non-vested restricted and performance shares	0.2	0.4	—	0.4
Options to purchase common stock	0.1	0.1	—	0.1
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	108.9	109.5	108.7	109.8
Earnings (loss) per common share attributable to Owens Corning common stockholders:
Basic	$0.88	$1.27	$(7.55)	$1.67
Diluted	$0.88	$1.26	$(7.55)	$1.66
For the three months ended June 30, 2020, the number of shares used in the calculation of diluted earnings per share did not include 0.1 million non-vested performance shares, due to their anti-dilutive effect. For the six months ended June 30, 2020, diluted earnings per share was equal to basic earnings per share due to the net loss attributable to Owens Corning. For the three and six months ended June 30, 2019, the number of shares used in the calculation of diluted earnings per share did not include 0.3 million non-vested restricted shares and 0.1 million non-vested performance shares, due to their anti-dilutive effect.
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.3 million shares of its common stock for $81 million during the six months ended June 30, 2020, under the Repurchase Authorization. As of June 30, 2020, 2.3 million shares remain available for repurchase under the Repurchase Authorization.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax expense	$39	$59	$63	$98
Effective tax rate	29%	30%	(8)%	35%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2020 is primarily due to U.S. state and local income tax expense, the impact of U.S. federal taxes on foreign earnings, and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2020 is primarily a result of charges related to the impairment of goodwill and certain other indefinite-lived intangible assets recorded in the first quarter of 2020, which were mostly non-deductible. Non-cash charges of $18 million were recorded related to adjustments to valuation allowances against certain deferred tax assets. The remaining difference between the statutory rate of 21% and the effective rate was driven by the impact of recording U.S. state and local income tax expense and U.S. federal taxes on foreign earnings.

On July 20, 2020 the Internal Revenue Service (IRS) issued final regulations under IRC Section 951A permitting a taxpayer to elect to exclude from its inclusion of global intangible low-taxed income (GILTI) items of income subject to a high effective rate of foreign tax. The company is in the process of evaluating the final regulations and is expecting an impact in the third quarter.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Currency Translation Adjustment
Beginning balance	$(404)	$(295)	$(282)	$(306)
Net investment hedge amounts classified into AOCI, net of tax	(3)	(8)	29	2
Gain/(loss) on foreign currency translation	56	18	(98)	19
Other comprehensive income/(loss), net of tax	53	10	(69)	21
Ending balance	$(351)	$(285)	$(351)	$(285)
Pension and Other Postretirement Adjustment
Beginning balance	$(319)	$(351)	$(326)	$(350)
Amounts reclassified from AOCI to net earnings, net of tax (a)	—	1	7	1
Amounts classified into AOCI, net of tax	(2)	1	(2)	—
Other comprehensive (loss)/income, net of tax	(2)	2	5	1
Ending balance	$(321)	$(349)	$(321)	$(349)
Hedging Adjustment
Beginning balance	$(3)	$(1)	$(2)	$—
Amounts classified into AOCI, net of tax	(1)	—	(4)	(1)
Amounts reclassified from AOCI to net earnings, net of tax (b)	1	—	3	—
Other comprehensive loss, net of tax	—	—	(1)	(1)
Ending balance	$(3)	$(1)	$(3)	$(1)
Total AOCI ending balance	$(675)	$(635)	$(675)	$(635)

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
EXECUTIVE OVERVIEW
The spread of the COVID-19 virus in 2020 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. As of July 29, 2020, the Company’s operations have been impacted to the extent described in the paragraphs below and as discussed in our Results of Operations. The Company cannot at this time predict the impact that the COVID-19 pandemic will have on its financial condition and operations, although we are continuing to monitor our supply chain and orders from customers for COVID-19 pandemic-related changes.
In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking every precaution to provide a safe work environment for our employees and customers. We have enacted enhanced operating protocols to assure the safety and well-being of our employees, placed restrictions on non-essential travel, and otherwise adjusted work schedules to maximize our capacity while adhering to recommended precautions such as social distancing. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.
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
Net earnings attributable to Owens Corning were $96 million in the second quarter of 2020, compared to $138 million in the same period of 2019. The Company reported $171 million in earnings before interest and taxes (EBIT) for the second quarter of 2020 compared to $230 million in the same period of 2019. The Company generated $167 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the second quarter of 2020 compared to $231 million in the same period of 2019. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings (loss) attributable to Owens Corning. Second quarter of 2020 EBIT performance compared to the same period of 2019 decreased $61 million, $10 million and $3 million in our Composites, Insulation and Roofing segments, respectively. Within our Corporate, Other and Eliminations category, General corporate expense and other decreased by $10 million.
In our Composites segment, EBIT in the second quarter of 2020 was $6 million compared to $67 million in the same period of 2019, primarily due to lower sales volumes and production curtailment actions. In our Insulation segment, EBIT in the second quarter of 2020 was $32 million compared to $42 million in the same period of 2019. The $10 million decrease was primarily due to lower sales volumes and production curtailment actions. In our Roofing segment, EBIT in the second quarter of 2020 was $148 million compared to $151 million in the same period in 2019.
In the six months ended June 30, 2020, the Company's operating activities provided $229 million of cash flow, compared to $287 million in the same period in 2019. The change was primarily driven by lower earnings compared to the same period in the prior year.

The Company did not repurchase any shares of its common stock during the second quarter of 2020 under a previously announced repurchase authorization (the "Share Repurchase Authorization"). As of June 30, 2020, 2.3 million shares remained available for repurchase under the Share Repurchase Authorization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$1,625	$1,918	$3,226	$3,585
Gross margin	$343	$440	$649	$765
% of net sales	21%	23%	20%	21%
Marketing and administrative expenses	$151	$181	$330	$363
Goodwill impairment charge	$—	$—	$944	$—
Other expenses, net	$6	$10	$38	$15
Earnings (loss) before interest and taxes	$171	$230	$(695)	$348
Interest expense, net	$36	$32	$63	$68
Income tax expense	$39	$59	$63	$98
Net earnings (loss) attributable to Owens Corning	$96	$138	$(821)	$182
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the second quarter and year-to-date 2020, net sales decreased $293 million and $359 million, respectively, compared to the same periods in 2019. For the second quarter, the decrease in net sales was driven by the impact of lower sales volumes and lower selling prices in all three segments. For the year-to-date comparison, the decrease in net sales was driven by the impact of lower sales volumes in our Roofing and Composites segments, lower selling prices in all three segments and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.
GROSS MARGIN
In the second quarter and year-to-date 2020, gross margin decreased $97 million and $116 million, respectively, compared to the same periods in 2019. For the second quarter, the decrease in gross margin was driven primarily by lower sales volumes and selling prices in all three segments and production curtailment actions, most notably in our Composites segment. For the year-to-date comparison, the decrease in gross margin was driven by lower sales volumes in our Roofing and Composites segments and lower selling prices in all three segments.
MARKETING AND ADMINISTRATIVE EXPENSES
In the second quarter and year-to-date 2020, marketing and administrative expenses decreased $30 million and $33 million, respectively, compared to the same periods in 2019. For the second quarter and year-to-date comparison, the decrease in marketing and administrative expenses was driven by cost control actions across the Company.
GOODWILL IMPAIRMENT CHARGE
The Company recorded a non-cash impairment charge of $944 million in the first quarter of 2020 related to the Insulation reporting unit, which was equal to the excess of the reporting unit's carrying value over its fair value.
OTHER EXPENSES, NET
In the second quarter 2020, other expenses, net decreased $4 million compared to the same period in 2019. For the second quarter, the decrease was driven by $9 million of gains on sale of precious metals used in production tooling as needs changed in response to economic and technological factors, offset by $4 million of restructuring costs primarily related to 2020 global cost reduction actions taken by our Composites segment. For the year-to-date 2020, other expenses, net increased $23 million compared to the same period in 2019. For the year-to-date comparison, the increase was driven primarily by intangible asset impairment charges of $43 million, partially offset by $19 million of gains on sale of precious metals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE, NET
In the second quarter 2020, interest expense, net increased $4 million compared to the same period in 2019. For the second quarter, the increase was primarily driven by higher long-term debt balances and lower interest capitalized during the quarter. For the year-to-date 2020, interest expense, net decreased $5 million compared to the same period in 2019. For the year-to-date comparison, the decrease was driven by lower interest rates and a lower balance outstanding on the term loan associated with the purchase of Paroc Group Oy, partially offset by other higher long-term debt balances.
INCOME TAX EXPENSE
Income tax expense for the three and six months ended June 30, 2020 was $39 million and $63 million, respectively. For the second quarter 2020, the Company's effective tax rate was 29% and for the six months ended June 30, 2020, the Company's effective tax rate was (8)%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2020 is primarily due to U.S. state and local income tax expense, the impact of U.S. federal taxes on foreign earnings, and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2020 is primarily a result of charges related to the impairment of goodwill and certain other indefinite-lived intangible assets recorded in the first quarter of 2020, which were mostly non-deductible. Non-cash charges of $18 million were recorded related to adjustments to valuation allowances against certain deferred tax assets. The remaining difference between the statutory rate of 21% and the effective rate was driven by the impact of recording U.S. state and local income tax expense and U.S. federal taxes on foreign earnings.

On July 20, 2020 the Internal Revenue Service (IRS) issued final regulations under IRC Section 951A permitting a taxpayer to elect to exclude from its inclusion of global intangible low-taxed income (GILTI) items of income subject to a high effective rate of foreign tax. The company is in the process of evaluating the final regulations and is expecting an impact in the third quarter.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that an immaterial amount of valuation allowances of certain foreign jurisdictions could be reduced within the next 12 months.

Income tax expense for the three and six months ended June 30, 2019 was $59 million and $98 million, respectively. For the second quarter 2019, the Company's effective tax rate was 30% and for the six months ended June 30, 2019, the Company's effective tax rate was 35%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2019 was primarily due to U.S. state and local income tax expense, the impact of U.S. federal taxes on foreign earnings and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2019 was primarily due to U.S. state and local income tax expense, the impact of U.S. federal taxes on foreign earnings, legislative changes and other discrete adjustments.

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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (Loss) (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2020	2019	2020	2019
Restructuring costs	Cost of sales	$(1)	$(1)	$(4)	$(2)
Restructuring (costs) / gains	Other expenses, net	(4)	—	(6)	3
Total restructuring, acquisition and integration-related (costs) / gains		$(5)	$(1)	$(10)	$1

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restructuring (costs) / gains	$(5)	$(1)	$(10)	$1
Gains on sale of certain precious metals	9	—	19	—
Goodwill impairment charge	—	—	(944)	—
Intangible assets impairment charge	—	—	(43)	—
Total adjusting items	$4	$(1)	$(978)	$1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from Net earnings (loss) attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$96	$138	$(821)	$182
Net loss attributable to noncontrolling interests	(1)	—	—	—
NET EARNINGS (LOSS)	95	138	(821)	182
Equity in net loss of affiliates	(1)	(1)	—	—
Income tax expense	39	59	63	98
EARNINGS (LOSS) BEFORE TAXES	135	198	(758)	280
Interest expense, net	36	32	63	68
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	171	230	(695)	348
Adjusting items from above	4	(1)	(978)	1
ADJUSTED EBIT	$167	$231	$283	$347

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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$398	$535	$892	$1,048
% change from prior year	-26%	-1%	-15%	—%
EBIT	$6	$67	$50	$124
EBIT as a % of net sales	2%	13%	6%	12%
Depreciation and amortization expense	$39	$38	$77	$77

NET SALES

In our Composites segment, net sales in the second quarter 2020 decreased $137 million compared to the same period in 2019. Sales volumes were approximately 19% lower compared to the same period in 2019 due to the impact on demand from the COVID-19 pandemic. The impact of unfavorable customer mix, the $14 million impact of translating sales denominated in foreign currencies into United States dollars and lower selling prices of $5 million accounted for the remaining decrease.

For the year-to-date 2020, net sales in our Composites segment decreased $156 million compared to the same period in 2019, primarily due to lower sales volumes of approximately 9% due to the impact on demand from the COVID-19 pandemic. The unfavorable impact of $21 million from translating sales denominated in foreign currencies into United States dollars, the impact of unfavorable customer and product mix, and $16 million in lower selling prices accounted for the remaining year over year decline.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT

In our Composites segment, EBIT in the second quarter of 2020 decreased $61 million compared to the same period in 2019. The decline was driven by lower sales volumes and the $37 million unfavorable impact of production curtailment actions. Favorable manufacturing performance of $6 million and lower selling, general and administrative expenses offset lower selling prices and the unfavorable impact of translating sales and costs denominated in foreign currencies into United States dollars.

For the year-to-date 2020, EBIT in our Composites segment decreased $74 million compared to the same period in 2019. The decline was driven by lower sales volumes and the $50 million unfavorable impact of production curtailment actions. Favorable manufacturing performance of $16 million and lower selling, general and administrative expenses offset lower selling prices and the unfavorable impact of translating sales and costs denominated in foreign currencies into United States dollars.

OUTLOOK

Global glass reinforcements market demand has historically grown with global industrial production and we believe this relationship will continue. The Company expects the COVID-19 pandemic will continue to create uncertainty in its end markets. The magnitude of the impact will depend on the depth and duration of the crisis, as well as the timing of the recovery in the markets served by the company. The company continues to focus on managing costs, capital expenditures, and working capital.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$595	$661	$1,198	$1,252
% change from prior year	-10%	-3%	-4%	-2%
EBIT	$32	$42	$71	$57
EBIT as a % of net sales	5%	6%	6%	5%
Depreciation and amortization expense	$49	$49	$98	$98

NET SALES
In our Insulation segment, net sales in the second quarter of 2020 decreased $66 million compared to the same period in 2019. Sales volumes were approximately 6% lower compared to the same period in 2019 due to the impact on demand from the COVID-19 pandemic. The remainder of the decline was due to lower selling prices of $6 million, unfavorable product and customer mix, the $7 million negative impact of translating sales denominated in foreign currencies into United States dollars and the unfavorable impact of lost sales from the divestiture of an immaterial business in the first quarter of 2020.

For the year-to-date 2020, net sales in our Insulation segment decreased $54 million compared to the same period in 2019. The decrease was due to the impact of unfavorable customer and product mix, the $16 million negative impact of translating sales denominated in foreign currencies into United States dollars, lower selling prices of $12 million, and the unfavorable impact of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

lost sales from the divestiture of an immaterial business in the first quarter of 2020. Sales volumes were flat on a year-over-year basis.
EBIT
In our Insulation segment, EBIT in the second quarter of 2020 decreased $10 million compared to the same period in 2019. The decline was primarily driven by the impact of lower sales volumes. The $10 million unfavorable impact of lower fixed cost absorption on lower production volumes and lower selling prices of $6 million were largely offset by positive manufacturing performance. The favorable impact of lower selling, general and administrative expenses was partially offset by unfavorable customer and product mix.

For the year-to-date 2020, EBIT in our Insulation segment increased $14 million compared to the same period in 2019. The increase was primarily driven by the favorable impact of manufacturing performance and the net $5 million gain on the divestiture of an immaterial business in the first quarter of 2020, partially offset by lower selling prices of $12 million. The unfavorable impact of customer and product mix was offset by the $14 million favorable impact of lower selling, general and administrative expenses.
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
During the second quarter of 2020, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.044 million, down from an annual average of approximately 1.257 million starts in the second quarter of 2019 as a result of a slowdown in economic activity precipitated by stay-at-home orders in the second quarter of 2020 related to the COVID-19 pandemic.
The Company expects the COVID-19 pandemic will continue to create uncertainty in its end markets. The magnitude of the impact will depend on the depth and duration of the crisis, as well as the timing of the recovery in the markets served by the company. The company continues to focus on managing costs, capital expenditures, and working capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$677	$778	$1,232	$1,392
% change from prior year	-13%	18%	-11%	7%
EBIT	$148	$151	$212	$225
EBIT as a % of net sales	22%	19%	17%	16%
Depreciation and amortization expense	$15	$13	$29	$26

NET SALES
In our Roofing segment, net sales in the second quarter of 2020 decreased $101 million compared to the same period in 2019. The majority of the decrease was driven by lower sales volumes of approximately 7%, with lower shingle volumes in-line with the U.S. asphalt shingle market decline, and relatively flat component volumes. Third-party asphalt sales were lower by $19 million. The remaining difference was primarily driven by $23 million of lower selling prices and the impact of unfavorable product mix.
For the year-to-date 2020, net sales in our Roofing segment decreased $160 million compared to the same period in 2019. The majority of the decrease was driven by lower sales volumes of approximately 7%, with lower shingle volumes partially offset by higher component volumes, and $23 million of lower third-party asphalt sales. The remaining difference was primarily driven by $27 million of lower selling prices and the impact of unfavorable product mix.
EBIT
In our Roofing segment, EBIT in the second quarter of 2020 decreased $3 million compared to the same period in 2019. The impact of lower selling prices and lower sales volumes was partially offset by the favorable impact of input cost deflation, primarily asphalt, and $9 million in lower transportation costs. A $10 million benefit related to the anticipated recovery of certain tariffs paid over the past two years, following a short-term exclusion request recently granted by the U.S. government more than offset the impact of curtailment costs associated with the COVID-19 pandemic.
For the year-to-date 2020, EBIT in our Roofing segment decreased $13 million compared to the same period in 2019. The decline was largely driven by the impact of lower sales volumes, partially offset by the favorable impact of lower transportation costs and $10 million of gains related to the anticipated recovery of certain tariffs mentioned above. The impact of $29 million of input cost deflation, primarily driven by asphalt, was largely offset by lower selling prices.
OUTLOOK
The Company expects the COVID-19 pandemic will continue to create uncertainty in its end markets. The magnitude of the impact will depend on the depth and duration of the crisis, as well as the timing of the recovery in the markets served by the company. The company continues to focus on managing costs, capital expenditures, and working capital. Uncertainties that may impact our Roofing margins include demand from storm and other weather events, competitive pricing pressure and the cost and availability of raw materials, particularly asphalt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restructuring (costs) / gains	$(5)	$(1)	$(10)	$1
Gains on sale of certain precious metals	9	—	19	—
Goodwill impairment charge	—	—	(944)	—
Intangible assets impairment charge	—	—	(43)	—
General corporate expense and other	(19)	(29)	(50)	(59)
EBIT	$(15)	$(30)	$(1,028)	$(58)
Depreciation and amortization	$13	$12	$28	$24

EBIT
In Corporate, Other and Eliminations, EBIT losses for the second quarter of 2020 were lower by $15 million compared to the same period in 2019, primarily driven by lower general corporate expenses and other and the gains on sales of certain precious metals. For the year-to-date 2020, EBIT losses in Corporate, Other and Eliminations were higher by $970 million as a result of the $944 million goodwill impairment charge and $43 million of intangible assets impairment charge recorded in the first quarter of 2020. Additional details of this charge is further explained in both the Critical Accounting Estimates paragraph of MD&A and Note 6 of the Consolidated Financial Statements.
General corporate expense and other for the second quarter and year-to-date 2020 were lower by $10 million and $9 million, respectively, compared to the same periods in 2019, driven primarily by lower general corporate expenses.
OUTLOOK
In 2020, we now estimate general corporate expenses to range between $105 million and $115 million.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at June 30, 2020
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	n/a	—
Outstanding borrowings	190	—
Outstanding letters of credit	4	1
Availability on facility	$606	$279
The Company issued $300 million of 2030 senior notes on May 12, 2020 subject to $3 million of discounts and issuance costs. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on December 1, 2020. The Company intends to use the proceeds from these notes for general corporate purposes.
The Receivables Securitization Facility and Senior Revolving Credit Facility mature in 2022 and 2024, respectively. The Company also has a term loan (the "Term Loan"), which requires minimum quarterly principal repayments, all of which have been paid as of June 30, 2020, and full repayment by February 2021. As of June 30, 2020, the Term Loan had $150 million outstanding. The company has no significant debt maturities of senior notes before the fourth quarter of 2022. As of June 30, 2020, the Company had $3.5 billion of total debt and cash and cash equivalents of $582 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of June 30, 2020, and December 31, 2019, the Company had $69 million and $30 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017.
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
The agreements governing our Senior Revolving Credit Facility, Receivables Securitization Facility and Term Loan contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of June 30, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$582	$92
Net cash flow provided by operating activities	$229	$287
Net cash flow used for investing activities	$(54)	$(202)
Net cash flow provided by (used for) financing activities	$265	$(82)
Availability on the Senior Revolving Credit Facility	$606	$791
Availability on the Receivables Securitization Facility	$279	$64
Cash and cash equivalents Cash and cash equivalents as of June 30, 2020 increased $490 million compared to June 30, 2019 primarily due to higher cash inflows from issuance of the 2030 senior notes to strengthen the Company's cash position as a result of the uncertain economic environment, as well as proceeds from the sale of assets and derivative settlements during the six months ended June 30, 2020.
Operating activities: For the six months ended June 30, 2020, the Company's operating activities provided $229 million of cash compared to $287 million provided in the same period in 2019. The change in cash provided by operating activities was primarily due to lower net earnings in 2020 compared to the same period in 2019. In addition, the Company has utilized certain tax relief options as permitted under The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), including accelerated timing of alternative minimum tax refunds and the deferral of payment of the employer portion of payroll taxes. Collectively, these items have not had a material impact on our liquidity.
Investing activities: Net cash flow used for investing activities decreased $148 million for the six months ended June 30, 2020 compared to the same period of 2019, primarily driven by lower cash paid for property, plant and equipment and proceeds from the sale of assets and derivative settlements compared to the same period in the prior year.
Financing activities: Net cash provided by financing activities was $265 million for the six months ended June 30, 2020, compared to net cash used for financing activities of $82 million in the same period in 2019. The change was primarily due to issuance of the 2030 senior notes during the second quarter of 2020 (see Note 10 of the Consolidated Financial Statements and the Liquidity section above for further discussion of activities related to debt).
2020 Investments
Capital Expenditures: The Company will continue a balanced approach to the use of its cash flows. Operational cash flow will be used to fund the Company’s growth and innovation. Given the uncertain market environment, we are focused on reducing or postponing discretionary expenses including capital expenditures in 2020; capital expenditures are now expected to be approximately $250 million to $300 million.
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
Please refer to Note 5 of the Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Fair Value Measurement

Please refer to Notes 5 and 10 of the Consolidated Financial Statements.
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the six months ended June 30, 2020, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended June 30, 2020, our RIR was 0.69 as compared to 0.70 in the same period a year ago. For the six months ended June 30, 2020, our RIR was 0.62 as compared to 0.73 in the same period a year ago.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CRITICAL ACCOUNTING ESTIMATES

Impairment of Assets

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

First Quarter of 2020 Goodwill Impairment Charge

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

In the first quarter of 2020, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. The valuation limitation from the Company’s share price decline during the first quarter of 2020, the narrow cushion on the Insulation reporting unit and the high level of near-term macroeconomic uncertainty caused the Company to perform an interim goodwill impairment test as of March 31, 2020 over the Insulation reporting unit. After evaluating and weighing all relevant events and circumstances, and considering the substantial excess fair values for these reporting units, we concluded that it was not more likely than not that the fair value of the Roofing and Composites reporting units were less than their carrying values. Consequently, we determined that it was not necessary to perform an interim impairment test for the Roofing and Composites reporting units.

As part of our quantitative testing process for goodwill of the Insulation reporting unit, we estimated fair values using a discounted cash flow analysis, a form of the income approach, from the perspective of a market participant. Significant assumptions used in the discounted cash flow analysis were revenue growth rates and EBIT margins used in estimating discrete period cash flow forecasts of the reporting unit, the discount rate, and the long-term revenue growth rate and EBIT margins used in estimating the terminal business value. For our interim test, the cash flow forecasts of the reporting unit were based upon management’s near-term and long-term views of our markets and represented the forecasts used by senior management and the Board of Directors to operate the business during the COVID-19 pandemic and evaluate operating performance in the first quarter of 2020. The discount rate utilized was management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta, which includes an additional risk premium due to uncertainty surrounding the level and pace of economic recovery. The terminal business value was determined by applying the long-term growth rate to the latest year for which a forecast exists. At the time of the analysis, the Company asserted that the Insulation reporting unit’s long-term market-size and profitability outlook had not meaningfully deteriorated since the time of our most recent annual impairment test. The overall enterprise fair value of the Company was limited by the decline in our share price in the first quarter of 2020. The reduction in fair value of the Insulation reporting unit, and corresponding impairment charge, was primarily driven by an increase in the discount rate arising from higher equity risk premiums that reflected significant uncertainty surrounding the effect that the COVID-19 pandemic would have on the reporting unit’s near-term cash flows and a decrease in the reporting unit's forecasted near-term cash flows. As part of our goodwill quantitative testing process, the Company evaluates whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing. Please refer to Note 6 of the Consolidated Financial Statements for additional details on the impairment charge that was recorded in the first quarter of 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Second Quarter of 2020 Goodwill Impairment Indicator Assessment

During the second quarter of 2020, the Company performed its quarterly assessment to identify potential impairment indicators for each of its reporting units. Among the qualitative and quantitative factors considered, management reviewed key assumptions and information, including updated macroeconomic indicators that impact the markets we serve, financial forecast information for each reporting unit, and recent performance of the Company’s share price to perform this assessment. The Company did not identify any impairment indicators for any of its reporting units during the second quarter of 2020 and determined that it was not more likely than not that the carrying value of any of its reporting units exceeded their respective fair values. Consequently, we determined that it was not necessary to perform an interim impairment test for goodwill. We will continue to monitor the impacts of the COVID-19 pandemic on the Company and significant changes in key assumptions that could result in future period impairment charges.

The following table summarizes the segment allocation of recorded goodwill on our Consolidated Balance Sheets as of December 31, 2019 and, after giving effect to an impairment charge in our Insulation reporting unit, as of June 30, 2020 (in millions):

Segment	June 30, 2020	Percent of Total	December 31, 2019	Percent of Total
Composites	$56	6%	$57	3%
Insulation	514	53%	1,479	77%
Roofing	396	41%	396	20%
Total goodwill	$966	100%	$1,932	100%

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

First Quarter of 2020 Intangible Assets Impairment Charge

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

During the first quarter of 2020, we performed an interim impairment test on certain trademarks and trade names used by our Insulation segment. Fair values used in testing for potential impairment of our trademarks were calculated by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation were discounted at a rate based on a market participant discount rate, which included a risk premium due to the near-term economic uncertainty from the COVID-19 pandemic and its impact on the projected revenue derived from the trademarks. For two assets used by our Insulation segment, the reduction in fair values, and corresponding impairment charges, were driven by a lower expected sales outlook, the compounding effect of lower expected sales following an immaterial divestiture in the first quarter of 2020 and a higher discount rate associated with the near-term economic uncertainty from the COVID-19 pandemic. Please refer to Note 6 of the Consolidated Financial Statements for additional details on the impairment charges that were recorded in the first quarter of 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Second Quarter of 2020 Indefinite-lived Intangible Asset Impairment Indicator Assessment

During the second quarter of 2020, the Company performed its quarterly assessment to identify any potential impairment indicators for each of its indefinite-lived intangible assets. Among qualitative and quantitative factors considered, management reviewed key assumptions and information, including updated macroeconomic indicators that impact the markets we serve and financial forecast information for each reporting unit. After evaluating and weighing all relevant events and circumstances, the Company did not identify any impairment indicators for any of its indefinite-lived intangible assets during the second quarter of 2020 and determined that it was not more likely than not that the carrying value of any of its indefinite-lived intangible assets exceeded their respective fair values. Consequently, we determined that it was not necessary to perform an interim impairment test for any indefinite-lived intangible assets. We will continue to monitor the impacts of the COVID-19 pandemic on the Company and significant changes in key assumptions that could result in future period impairment charges.
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
All forward-looking statements in this report should be considered in the context of the risks and other factors described herein, and in Item 1A - Risk factors in Part I of our 2019 Form 10-K. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the six months ended June 30, 2020. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2019 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Despite temporary work-from-home arrangements for a significant portion of our administrative employees, the changes have had a minimal effect on the Company's accounting processes and internal control over financial reporting during the quarter ended June 30, 2020.

PART II

ITEM 1. LEGAL PROCEEDINGS

Information required by this item is incorporated by reference to Note 12 of the Consolidated Financial Statements, Contingent Liabilities and Other Matters.

ITEM 1A. RISK FACTORS

The information set forth in this report, including without limitation, the risk factor presented below, updates and should be read in conjunction with, the risk factors and information disclosed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019. The risk factor presented below was also provided in our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

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

ITEM 1A. RISK FACTORS (continued)

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2020	1,147		$41.50	—	2,286,726
May 1-31, 2020	2,459		43.62	—	2,286,726
June 1-30, 2020	7,859		56.73	—	2,286,726
Total	11,465	*	$52.39	—	2,286,726

* The Company retained an aggregate of 11,465 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.
** On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated transactions, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company did not repurchase any shares of its common stock during the three months ended June 30, 2020 under the Repurchase Authorization. As of June 30, 2020, 2.3 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1
Twelfth Supplemental Indenture, dated as of May 12, 2020, by and among Owens Corning and BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co., LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 12, 2020).

4.2	Form of 3.875% Senior Note due 2030 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 12, 2020).

10.1
Owens Corning Employee Stock Purchase Plan (amendment and restatement effective April 16, 2020) (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 21, 2020).*

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

101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss), (ii) Consolidated Statements of Comprehensive Earnings (Loss); (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	July 29, 2020	By:	/s/ Prithvi S. Gandhi
Prithvi S. Gandhi
Interim Chief Financial Officer

Date:	July 29, 2020	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller