Form 10-Q
period 2020-09-30
Owens Corning
filed 2020-10-28
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
Yes ☐           No ☑

As of October 23, 2020, 108,233,247 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
NET SALES	$1,904	$1,883	$5,130	$5,468
COST OF SALES	1,427	1,422	4,004	4,242
Gross margin	477	461	1,126	1,226
OPERATING EXPENSES
Marketing and administrative expenses	163	164	493	527
Science and technology expenses	20	21	59	65
Goodwill impairment charge	—	—	944	—
Other expenses, net	2	1	40	16
Total operating expenses	185	186	1,536	608
OPERATING INCOME (LOSS)	292	275	(410)	618
Non-operating income	(4)	(2)	(11)	(7)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	296	277	(399)	625
Interest expense, net	35	33	98	101
Loss on extinguishment of debt	—	32	—	32
EARNINGS (LOSS) BEFORE TAXES	261	212	(497)	492
Income tax expense	56	61	119	159
Equity in net earnings of affiliates	1	—	1	—
NET EARNINGS (LOSS)	206	151	(615)	333
Net earnings attributable to noncontrolling interests	—	1	—	1
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$206	$150	$(615)	$332
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$1.89	$1.37	$(5.66)	$3.04
Diluted	$1.88	$1.36	$(5.66)	$3.02
WEIGHTED AVERAGE COMMON SHARES
Basic	108.8	109.2	108.7	109.2
Diluted	109.5	110.0	108.7	110.0
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET EARNINGS (LOSS)	$206	$151	$(615)	$333
Currency translation adjustment (net of tax of $3 and $(6) for the three months ended September 30, 2020 and 2019, respectively, and $(7) for both the nine months ended September 30, 2020 and 2019)	37	(57)	(32)	(36)
Pension and other postretirement adjustment (net of tax of $0 for both the three months ended September 30, 2020 and 2019, and $0 for both the nine months ended September 30, 2020 and 2019)	(3)	(2)	2	(1)
Hedging adjustment (net of tax of $(1) for both the three months ended September 30, 2020 and 2019, and $(1) and $0 for the nine months ended September 30, 2020 and 2019, respectively)	3	1	2	—
COMPREHENSIVE EARNINGS (LOSS)	243	93	(643)	296
Comprehensive earnings attributable to noncontrolling interests	—	1	—	1
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$243	$92	$(643)	$295

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	September 30, 2020	December 31, 2019
CURRENT ASSETS
Cash and cash equivalents	$647	$172
Receivables, less allowances of $10 at September 30, 2020 and $11 at December 31, 2019	1,016	770
Inventories	886	1,033
Other current assets	84	86
Total current assets	2,633	2,061
Property, plant and equipment, net	3,717	3,855
Operating lease right-of-use assets	160	203
Goodwill	976	1,932
Intangible assets	1,655	1,721
Deferred income taxes	33	46
Other non-current assets	224	188
TOTAL ASSETS	$9,398	$10,006
LIABILITIES AND EQUITY
Current liabilities	$1,351	$1,329
Long-term debt, net of current portion	3,126	2,986
Pension plan liability	200	231
Other employee benefits liability	173	179
Non-current operating lease liabilities	106	138
Deferred income taxes	342	272
Other liabilities	208	200
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,064	4,051
Accumulated earnings	1,625	2,319
Accumulated other comprehensive deficit	(638)	(610)
Cost of common stock in treasury (c)	(1,200)	(1,130)
Total Owens Corning stockholders’ equity	3,852	4,631
Noncontrolling interests	40	40
Total equity	3,892	4,671
TOTAL LIABILITIES AND EQUITY	$9,398	$10,006

(a)10 shares authorized; none issued or outstanding at September 30, 2020 and December 31, 2019
(b)400 shares authorized; 135.5 issued and 108.0 outstanding at September 30, 2020; 135.5 issued and 109.0 outstanding at December 31, 2019
(c)27.5 shares at September 30, 2020 and 26.5 shares at December 31, 2019
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2019	109.0	$1	26.5	$(1,130)	$4,051	$2,319	$(610)	$40	$4,671
Net loss attributable to Owens Corning	—	—	—	—	—	(917)	—	—	(917)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	—	—	(122)	(2)	(124)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	7	—	7
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.4	—	(0.4)	16	(16)	—	—	—	—
Purchases of treasury stock	(1.6)	—	1.6	(96)	—	—	—	—	(96)
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared (d)	—	—	—	—	—	(26)	—	—	(26)
Balance at March 31, 2020	107.8	$1	27.7	$(1,210)	$4,046	$1,376	$(726)	$39	$3,526
Net earnings attributable to Owens Corning	—	—	—	—	—	96	—	—	96
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Currency translation adjustment	—	—	—	—	—	—	53	1	54
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(2)	—	(2)
Issuance of common stock under share-based payment plans	0.2	—	(0.2)	9	(1)	—	—	—	8
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Dividends declared (d)	—	—	—	—	—	(27)	—	—	(27)
Balance at June 30, 2020	108.0	$1	27.5	$(1,201)	$4,054	$1,445	$(675)	$39	$3,663
Net earnings attributable to Owens Corning	—	—	—	—	—	206	—	—	206
Currency translation adjustment	—	—	—	—	—	—	37	1	38
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(3)	—	(3)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	3	—	3
Issuance of common stock under share-based payment plans	—	—	—	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared (d)	—	—	—	—	—	(26)	—	—	(26)
Balance at September 30, 2020	108.0	$1	27.5	$(1,200)	$4,064	$1,625	$(638)	$40	$3,892

(a)Additional Paid in Capital (APIC)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Quarterly dividend declarations of $0.24 per share as of September 30, 2020, June 30, 2020 and March 31, 2020

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2018	109.5	$1	26.0	$(1,103)	$4,028	$2,013	$(656)	$41	$4,324
Net earnings attributable to Owens Corning	—	—	—	—	—	44	—	—	44
Currency translation adjustment	—	—	—	—	—	—	11	(1)	10
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.4	—	(0.4)	14	(14)	—	—	—	—
Purchases of treasury stock	(1.3)	—	1.3	(61)	—	—	—	—	(61)
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared (d)	—	—	—	—	—	(24)	—	—	(24)
Balance at March 31, 2019	108.6	$1	26.9	$(1,150)	$4,025	$2,033	$(647)	$40	$4,302
Net earnings attributable to Owens Corning	—	—	—	—	—	138	—	—	138
Currency translation adjustment	—	—	—	—	—	—	10	—	10
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	2	—	2
Issuance of common stock under share-based payment plans	0.2	—	(0.2)	9	(1)	—	—	—	8
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared (d)	—	—	—	—	—	(25)	—	—	(25)
Balance at June 30, 2019	108.8	$1	26.7	$(1,141)	$4,034	$2,146	$(635)	$40	$4,445
Net earnings attributable to Owens Corning	—	—	—	—	—	150	—	—	150
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	—	—	(57)	(2)	(59)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(2)	—	(2)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	1	—	1
Issuance of common stock under share-based payment plans	—	—	—	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	10	—	—	—	10
Dividends declared (d)	—	—	—	—	—	(24)	—		(24)
Balance at September 30, 2019	108.8	$1	26.7	$(1,140)	$4,043	$2,272	$(693)	$39	$4,522

(a)Additional Paid in Capital (APIC)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Quarterly dividend declarations of $0.22 per share as of September 30, 2019, June 30, 2019 and March 31, 2019

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2020	2019
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings (loss)	$(615)	$333
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	352	337
Deferred income taxes	95	118
Provision for pension and other employee benefits liabilities	(2)	—
Stock-based compensation expense	31	31
Goodwill impairment charge	944	—
Intangible assets impairment charge	43	—
Other adjustments to reconcile net earnings (loss) to cash provided by operating activities	(41)	8
Loss on extinguishment of debt	—	32
Changes in operating assets and liabilities	(53)	(211)
Pension fund contribution	(20)	(34)
Payments for other employee benefits liabilities	(10)	(13)
Other	(7)	(5)
Net cash flow provided by operating activities	717	596
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(203)	(314)
Proceeds from the sale of assets or affiliates	50	1
Derivative settlements	49	28
Net cash flow used for investing activities	(104)	(285)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from long-term debt	297	445
Payments on long-term debt	—	(484)
Proceeds from senior revolving credit and receivables securitization facilities	876	1,701
Payments on senior revolving credit and receivables securitization facilities	(876)	(1,683)
Payments on term loan borrowing	(200)	(200)
Net decrease in short-term debt	(20)	(13)
Dividends paid	(78)	(72)
Purchases of treasury stock	(96)	(61)
Other	(9)	(3)
Net cash flow used for financing activities	(106)	(370)
Effect of exchange rate changes on cash	(32)	16
Net increase (decrease) in cash, cash equivalents, and restricted cash	475	(43)
Cash, cash equivalents and restricted cash at beginning of period	179	85
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$654	$42

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
Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $7 million as of September 30, 2020, December 31, 2019, September 30, 2019 and December 31, 2018. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

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
We adopted this standard using the prospective approach for our interim impairment test conducted in the first quarter of 2020. The goodwill impairment charge of $944 million recorded for the nine months ended September 30, 2020, was calculated in accordance with this standard. Please refer to Note 6 of the Consolidated Financial Statements for additional detail on this adoption.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reportable Segments
Composites	$521	$531	$1,413	$1,579
Insulation	681	693	1,879	1,945
Roofing	761	713	1,993	2,105
Total reportable segments	1,963	1,937	5,285	5,629
Corporate eliminations	(59)	(54)	(155)	(161)
NET SALES	$1,904	$1,883	$5,130	$5,468

External Customer Sales by Geographic Region
United States	$1,294	$1,273	$3,482	$3,670
Europe	289	310	832	920
Asia-Pacific	187	169	461	492
Rest of world	134	131	355	386
NET SALES	$1,904	$1,883	$5,130	$5,468

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reportable Segments
Composites	$55	$67	$105	$191
Insulation	73	84	144	141
Roofing	196	143	408	368
Total reportable segments	324	294	657	700
Restructuring (costs) / gains	—	—	(10)	1
Gains on sale of certain precious metals	7	—	26	—
Goodwill impairment charge	—	—	(944)	—
Intangible assets impairment charge	—	—	(43)	—
General corporate expense and other	(35)	(17)	(85)	(76)
Total corporate, other and eliminations	(28)	(17)	(1,056)	(75)
EBIT	$296	$277	$(399)	$625

TOTAL ASSETS

Total assets for the Insulation segment decreased following $987 million of non-cash impairment charges for goodwill and intangible assets in the first quarter of 2020. Please refer to Note 6, Goodwill and Other Intangible Assets, for information on these charges.

3.    REVENUE

The following table shows a disaggregation of Net sales (in millions):

	For the three months ended September 30, 2020
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$76	$257	$691	$(56)	$968
U.S. commercial and industrial	136	150	43	(3)	326
Europe	131	155	3	—	289
Asia-Pacific	141	43	3	—	187
Rest of world	37	76	21	—	134
NET SALES	$521	$681	$761	$(59)	$1,904

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.    REVENUE (continued)

	For the three months ended September 30, 2019
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$75	$237	$641	$(53)	$900
U.S. commercial and industrial	159	168	46	—	373
Europe	142	165	3	—	310
Asia-Pacific	120	46	4	(1)	169
Rest of world	35	77	19	—	131
NET SALES	$531	$693	$713	$(54)	$1,883

	For the nine months ended September 30, 2020
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$200	$683	$1,798	$(151)	$2,530
U.S. commercial and industrial	397	448	110	(3)	952
Europe	379	444	10	(1)	832
Asia-Pacific	346	107	8	—	461
Rest of world	91	197	67	—	355
NET SALES	$1,413	$1,879	$1,993	$(155)	$5,130

	For the nine months ended September 30, 2019
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$217	$649	$1,900	$(156)	$2,610
U.S. commercial and industrial	472	480	108	—	1060
Europe	442	469	10	(1)	920
Asia-Pacific	351	132	10	(1)	492
Rest of world	97	215	77	(3)	386
NET SALES	$1,579	$1,945	$2,105	$(161)	$5,468

As of December 31, 2019, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $60 million, of which $17 million was recognized as revenue in the first nine months of 2020. As of September 30, 2020, our contract liability balances totaled $63 million.

4.    INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2020	December 31, 2019
Finished goods	$559	$715
Materials and supplies	327	318
Total inventories	$886	$1,033

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2020 and December 31, 2019, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	September 30, 2020	December 31, 2019
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other current assets	$5	$12
Cross-currency swaps	Other non-current assets	$1	$1
Cash flow hedges:
Natural gas forward swaps	Other current assets	$1	$—
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$—	$4
Cash flow hedges:
Natural gas forward swaps	Current liabilities	$1	$3
Treasury interest rate lock	Other liabilities	$1	$—
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$3	$9
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Current liabilities	$24	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Earnings (Loss) Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (Loss) (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2020	2019	2020	2019
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of loss reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$1	$2	$5	$3
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$(1)	$(3)	$(6)	$(9)
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of loss/(gain) recognized in earnings (b)	Other expenses, net	$29	$(31)	$20	$(45)

(a)Accumulated Other Comprehensive Earnings (Deficit) ("AOCI")
(b)Gains related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expenses, net. Please refer to the "Other Derivatives" section below for additional detail.

Consolidated Statements of Comprehensive Earnings (Loss) Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (Loss) (in millions):

		Amount of Loss (Gain) Recognized in Comprehensive Earnings (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Type	Derivative Financial Instrument	2020	2019	2020	2019
Net investment hedge	Cross-currency swaps	$11	$(27)	$(27)	$(30)
Cash flow hedge	Natural gas forward swaps	$(3)	$(1)	$(3)	$1
Cash flow hedge	Treasury interest rate lock	$(1)	$—	$1	$—
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of September 30, 2020, the notional amounts of these natural gas forward swaps was 4 million MMBtu (or MMBtu equivalent) based on U.S. and European indices.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). The Company uses cross-currency forward contracts to hedge a portion of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. As of September 30, 2020, the notional amount of these derivative financial instruments was $218 million related to the U.S. Dollar and European Euro. In the second quarter of 2020, the Company unwound certain net investment hedge contracts, resulting in cash proceeds of $30 million.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of September 30, 2020, the Company had notional amounts of $711 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, European Euro, Hong Kong Dollar, Indian Rupee, and South Korean Won. In addition, the Company had notional amounts of $137 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Czech Koruna, Polish Zloty, and Russian Ruble.

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

First Quarter of 2020 Impairment Charge

During the first quarter of 2020, the Company’s significant share price reduction during the ongoing COVID-19 pandemic was determined to be an indicator of impairment under ASC 350. As of the end of the first quarter, the COVID-19 pandemic was expected to have a negative impact on results for the remainder of 2020 and create near-term uncertainty in our markets.

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

Based on the results of this interim testing over the Insulation reporting unit, the Company recorded a $944 million pre-tax non-cash impairment charge in the first quarter of 2020. This charge was recorded in Goodwill impairment charge on the Consolidated Statements of Earnings (Loss), and was included in the Corporate, Other and Eliminations reporting category. Consistent with the Company’s adoption of ASU 2017-04 in the first quarter of 2020, the impairment charge was equal to the excess of the Insulation reporting unit’s carrying value over its fair value. The overall enterprise fair value of the Company was limited by the decline in our share price in the first quarter of 2020. The reduction in fair value for the Insulation reporting unit, and corresponding impairment charge, was primarily driven by an increase in the discount rate arising from higher equity risk premiums that reflect significant uncertainty surrounding the effect from the COVID-19 pandemic and a decrease in the reporting unit's forecasted near-term cash flows.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Ongoing 2020 Impairment Indicator Assessment

During the second and third quarters of 2020, the Company performed its quarterly assessment to identify potential indicators of impairment for each of its reporting units. Among qualitative and quantitative factors considered, management reviewed key assumptions and information, including updated macroeconomic indicators that impact the markets we serve, financial forecast information for each reporting unit, and recent performance of the Company’s share price to perform this assessment. The Company did not identify any impairment indicators for any of its reporting units during the second or third quarter of 2020 and determined that it was not more likely than not that the carrying value of any of its reporting units exceeded their respective fair values. Consequently, we determined that it was not necessary to perform an interim impairment test for goodwill. We will continue to monitor the impacts of the COVID-19 pandemic on the Company and significant changes in other key assumptions that could result in future period impairment charges.
The changes in the net carrying value of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2019	$57	$1,479	$396	$1,932
Impairment charge	—	(944)	—	(944)
Divestiture	—	(4)	—	(4)
Foreign currency translation	(1)	(9)	2	(8)
Balance at September 30, 2020	$56	$522	$398	$976
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
Ongoing 2020 Impairment Indicator Assessment
During the second and third quarters of 2020, the Company performed its quarterly assessment to identify potential indicators of impairment for each of its indefinite-lived intangible assets. Among the qualitative and quantitative factors considered, management reviewed key assumptions and information, including updated macroeconomic indicators that impact the markets we serve and financial forecast information for each reporting unit. After evaluating and weighing all relevant events and circumstances, the Company did not identify any impairment indicators for any of its indefinite-lived intangible assets during the second or third quarter of 2020 and determined that it was not more likely than not that the carrying value of any of its indefinite-lived intangible assets exceeded their respective fair values. Consequently, we determined that it was not necessary to perform an interim impairment test for any indefinite-lived intangible assets. We will continue to monitor the impacts of the COVID-19 pandemic on the Company and significant changes in key assumptions that could result in future period impairment charges.

There are two indefinite-lived intangible assets that are at an increased risk of impairment, both of which are used by our Insulation segment and were partially impaired in the first quarter of 2020. A change in the estimated long-term revenue growth rate or increase in the discount rate assumption could increase the likelihood of a future impairment. These affected assets had an aggregate carrying value of $257 million as of September 30, 2020.
The Other category below primarily includes emissions and quarry rights. Other intangible assets consist of the following (in millions):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,102	n/a	$1,102	$1,139	n/a	$1,139
Customer relationships	556	$(190)	366	550	$(167)	383
Technology	323	(167)	156	319	(152)	167
Other	34	(3)	31	67	(35)	32
Total other intangible assets	$2,015	$(360)	$1,655	$2,075	$(354)	$1,721

The estimated amortization expense for intangible assets for the next five years is as follows (in millions):

Period	Amortization
2021	$49
2022	$46
2023	$44
2024	$40
2025	$39

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2020	December 31, 2019
Land	$217	$221
Buildings and leasehold improvements	1,217	1,186
Machinery and equipment	5,080	4,978
Construction in progress	222	310
	6,736	6,695
Accumulated depreciation	(3,019)	(2,840)
Property, plant and equipment, net	$3,717	$3,855

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 10% of total machinery and equipment as of both September 30, 2020 and December 31, 2019. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of about 3% of the outstanding carrying value.

8.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2019 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$64	$60
Amounts accrued for current year	16	17
Settlements of warranty claims	(10)	(13)
Ending balance	$70	$64

9.    RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

2020 Cost Reduction Actions

During the second quarter of 2020, the Company took actions to reduce costs throughout its global Composites segment primarily through global workforce reductions. As a result of these actions, the Company recorded $5 million of charges during the first nine months of 2020. The Company expects to recognize between $5 million and $10 million of incremental charges through the remainder of 2020.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.    RESTRUCTURING AND ACQUISITION-RELATED COSTS (continued)
Insulation Network Optimization Restructuring

In October 2019, the Company took actions to primarily restructure certain U.S. insulation operations and to reduce the cost structure throughout the Insulation network. Investments in productivity and process technologies enabled the Company to optimize its network and improve its cost position. During the first nine months of 2020, the Company recorded $5 million of charges. The Company does not expect to recognize significant incremental charges related to these actions.

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

Consolidated Statements of Earnings (Loss) Classification

The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings (Loss), which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of cost	Location	2020	2019	2020	2019
Accelerated depreciation	Cost of sales	$—	$—	$1	$—
Other exit costs	Cost of sales	—	—	3	2
Severance	Other expenses, net	—	—	5	—
Other exit costs (gains)	Other expenses, net	—	—	1	(3)
Total restructuring costs (gains)		$—	$—	$10	$(1)

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activities (in millions):

	2020 Cost Reduction Actions	Insulation Network Optimization Restructuring	Acquisition-Related Restructuring
Balance at December 31, 2019	$—	$5	$11
Restructuring costs	5	5	—
Payments	(3)	(8)	(4)
Non-cash items and reclassifications to other accounts	—	(2)	2
Balance at September 30, 2020	$2	$—	$9
Cumulative charges incurred	$5	$29	$30

As of September 30, 2020, the remaining liability balance is comprised of $11 million of severance, inclusive of $2 million of non-current severance and $9 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.200% senior notes, net of discount and financing fees, due 2022	$184	105%	$183	104%
4.200% senior notes, net of discount and financing fees, due 2024	395	111%	395	106%
3.400% senior notes, net of discount and financing fees, due 2026	397	108%	396	101%
3.950% senior notes, net of discount and financing fees, due 2029	445	114%	445	104%
3.875% senior notes, net of discount and financing fees, due 2030	297	113%	—	—%
7.000% senior notes, net of discount and financing fees, due 2036	368	134%	367	126%
4.300% senior notes, net of discount and financing fees, due 2047	588	110%	588	95%
4.400% senior notes, net of discount and financing fees, due 2048	390	113%	390	97%
Various finance leases, due through 2036 (a)	78	100%	26	100%
Term loan borrowing, maturing in 2021 (a)	—	—%	200	100%
Other	2	n/a	3	n/a
Total long-term debt	3,144	n/a	2,993	n/a
Less – current portion (a)	18	100%	7	100%
Long-term debt, net of current portion	$3,126	n/a	$2,986	n/a

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
Senior Notes
The Company issued $300 million of 2030 senior notes on May 12, 2020 subject to $3 million of discounts and issuance costs. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on December 1, 2020. The proceeds from these notes were used for general corporate purposes.
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2020.
Senior Revolving Credit Facility
The Company has an $800 million senior revolving credit facility (the "Senior Revolving Credit Facility") with a maturity date in May 2024 that includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate, federal funds rate plus a spread or LIBOR plus a spread.
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of September 30, 2020. Please refer to the Credit Facility Utilization section below for liquidity information as of September 30, 2020.
Term Loan Borrowing
The Company obtained a term loan commitment on October 27, 2017 for $600 million (the "Term Loan"). The Company entered into the Term Loan, in part, to pay a portion of the purchase price of the Paroc acquisition. In the first quarter of 2018, the Company borrowed on the Term Loan, along with borrowings on the Receivables Securitization Facility and the proceeds of the 2048 senior notes, to fund the purchase of Paroc. The Term Loan agreement contained partial quarterly principal repayments and full repayment by February 2021. The Term Loan contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a term loan. In the third quarter of 2020, the Company repaid all outstanding borrowings on the Term Loan.
Receivables Securitization Facility
The Company has a Receivables Purchase Agreement (RPA) that is accounted for as secured borrowings in accordance with ASC 860, "Accounting for Transfers and Servicing." Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $280 million RPA with certain financial institutions. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates vs. LIBOR, plus a fixed spread. The RPA has been amended from time to time, with a maturity date in April 2022.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.    DEBT (continued)
The RPA contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of September 30, 2020. Please refer to the Credit Facility Utilization section below for liquidity information as of September 30, 2020.
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
Credit Facility Utilization
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at September 30, 2020
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	n/a	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279
Short-Term Debt
The Company had no short-term borrowings as of September 30, 2020. Short-term borrowings were $20 million as of December 31, 2019. The short-term borrowings consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 7.8% as of December 31, 2019.

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
The following tables provide information regarding pension expense recognized (in millions):

	Three Months Ended September 30,
	2020			2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$1	$2	$1	$1	$2
Interest cost	7	2	9	9	3	12
Expected return on plan assets	(11)	(4)	(15)	(13)	(4)	(17)
Amortization of actuarial loss	3	1	4	3	1	4
Net periodic pension cost	$—	$—	$—	$—	$1	$1

	Nine Months Ended September 30,
	2020			2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$4	$3	$7	$4	$3	$7
Interest cost	21	7	28	27	10	37
Expected return on plan assets	(34)	(12)	(46)	(39)	(12)	(51)
Amortization of actuarial loss	9	3	12	7	3	10
Net periodic pension cost	$—	$1	$1	$(1)	$4	$3

The Company expects to contribute between $50 million and $100 million in cash to the U.S. pension plans and another $15 million to $25 million to non-U.S. plans during 2020. The Company made cash contributions of $20 million to the plans during the nine months ended September 30, 2020.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$1	$1
Interest cost	1	2	4	6
Amortization of prior service credit	—	(1)	(2)	(3)
Amortization of actuarial gain	(2)	(2)	(6)	(6)
Net periodic benefit income	$(1)	$(1)	$(3)	$(2)

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)
Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of September 30, 2020, the Company was involved with a total of 21 sites worldwide, including 8 Superfund and state equivalent sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At September 30, 2020, the Company had an accrual totaling $7 million for these costs, of which the current portion is $3 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

13.    STOCK COMPENSATION

Description of the Plan

On April 18, 2019, the Company’s stockholders approved the Owens Corning 2019 Stock Plan (the “2019 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance stock awards. At September 30, 2020, the number of shares remaining available under the 2019 Stock Plan for all stock awards was approximately 3.5 million.

Prior to 2019, employees were eligible to receive stock awards under the Owens Corning 2016 Stock Plan and the Owens Corning 2013 Stock Plan.

Total Stock-Based Compensation Expense

Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings (Loss) is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total stock-based compensation expense	$11	$10	$31	$31

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
The Company has not granted stock options since the year ended December 31, 2014. As of September 30, 2020, there was no unrecognized compensation cost related to stock options and the range of exercise prices on outstanding stock options was $33.73 - $42.16.
The following table summarizes the Company’s stock option activity:

		Weighted-Average
	Number of Options	Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, December 31, 2019	414,800	$37.79	3.06	$11
Exercised	(52,000)	37.91
Outstanding, September 30, 2020	362,800	$37.77	1.75	$11
Exercisable, September 30, 2020	362,800	$37.77	1.75	$11

Restricted Stock Awards and Restricted Stock Units
The Company has granted restricted stock awards and restricted stock units (collectively referred to as “RSUs”) under its stockholder approved stock plans. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three or four years. The Stock Plan allows alternate vesting schedules for death, disability, and retirement. The weighted average grant date fair value of RSUs granted in 2020 was $63.32.
The following table summarizes the Company’s RSU plans:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2019	1,515,706	$51.70
Granted	454,196	63.32
Vested	(388,164)	57.51
Forfeited	(70,202)	69.39
Balance at September 30, 2020	1,511,536	$52.78

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.    STOCK COMPENSATION (continued)

As of September 30, 2020, there was $36 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.32 years. The total grant date fair value of shares vested during the nine months ended September 30, 2020 and 2019 was $22 million and $20 million, respectively.
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
In the nine months ended September 30, 2020, the Company granted both internal company-based and external-based metric PSUs.
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
In the nine months ended September 30, 2020, the Company granted separate tranches of external-based metric PSU's subject to a Monte Carlo simulation. The following table provides a range of the assumptions for shares granted in 2020:

Expected volatility	28.43% — 44.83%
Risk free interest rate	0.15% — 1.43%
Expected term (in years)	2.31 — 2.90
Grant date fair value of units granted	$68.60 — $76.58
The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of September 30, 2020, there was $16 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.97 years. The total grant date fair value of shares vested during the nine months ended September 30, 2020 was $1 million.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.    STOCK COMPENSATION (continued)

The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2019	312,725	$69.23
Granted	169,539	65.29
Vested	(12,553)	84.46
Forfeited	(30,327)	83.14
Balance at September 30, 2020	439,384	$69.20

Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (ESPP) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. When the initial plan was approved in 2013, 2.0 million shares were available for purchase under the ESPP. On April 16, 2020, the Company's stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan which increased the number of shares available for issuance under the plan by 4.2 million shares. As of September 30, 2020, 4.3 million shares remain available for purchase.
Included in total stock-based compensation expense is $1 million and $4 million of expense related to the Company's ESPP recognized during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, the Company recognized expense of $1 million and $4 million, respectively, related to the Company's ESPP. As of September 30, 2020, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings (loss) per-share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings (loss) attributable to Owens Corning	$206	$150	$(615)	$332
Weighted-average number of shares outstanding used for basic earnings (loss) per share	108.8	109.2	108.7	109.2
Non-vested restricted and performance shares	0.6	0.6	—	0.6
Options to purchase common stock	0.1	0.2	—	0.2
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	109.5	110.0	108.7	110.0
Earnings (loss) per common share attributable to Owens Corning common stockholders:
Basic	$1.89	$1.37	$(5.66)	$3.04
Diluted	$1.88	$1.36	$(5.66)	$3.02
For the three months ended September 30, 2020, there were no non-vested restricted or performance shares that had an anti-dilutive effect on earnings per share. For the nine months ended September 30, 2020, diluted earnings per share was equal to basic earnings per share due to the net loss attributable to Owens Corning. For the three and nine months ended September 30, 2019, the number of shares used in the calculation of diluted earnings per share did not include 0.1 million non-vested performance shares, due to their anti-dilutive effect.
On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.3 million shares of its common stock for $81 million during the nine months ended September 30, 2020, under the Repurchase Authorization. As of September 30, 2020, 2.3 million shares remain available for repurchase under the Repurchase Authorization.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax expense	$56	$61	$119	$159
Effective tax rate	21%	29%	(24)%	32%

The effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2020 is 21%. The effective tax rate was positively impacted by final regulations on global intangible low-taxed income (GILTI), offset by the impact of taxes on foreign earnings, U.S. state and local income tax expense, and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2020 is primarily a result of charges related to the impairment of goodwill and certain other indefinite-lived intangible assets recorded in the first quarter of 2020, which were mostly non-deductible. In addition, non-cash charges of $15 million were recorded related to adjustments to valuation allowances against certain deferred tax assets. The remaining difference between the statutory rate of 21% and the effective rate was driven by the impact of recording U.S. state and local income tax expense and U.S. federal taxes on foreign earnings.

On July 20, 2020 the Internal Revenue Service (IRS) issued final regulations under IRC Section 951A permitting a taxpayer to elect to exclude from its inclusion of GILTI items of income subject to a high effective rate of foreign tax. As a result of the final regulations, the Company recorded a net non-cash income tax benefit of $13 million in the third quarter of 2020 relating to the 2018 and 2019 tax years and an increase in the valuation allowance.

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

On March 6, 2019, the U.S. Treasury and the IRS proposed regulations that provide guidance on determining the amount of a domestic corporation’s deduction for the GILTI and foreign-derived intangible income (FDII) recently added by the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The proposed regulations provide special rules in determining the deduction amount which adjusted the Company’s 2018 tax estimate resulting in an increase to tax expense of $12 million for the nine months ended September 30, 2019.

The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the Tax Act.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
Currency Translation Adjustment
Beginning balance	$(351)	$(285)	$(282)	$(306)
Net investment hedge amounts classified into AOCI, net of tax	(9)	22	20	24
Gain/(loss) on foreign currency translation	46	(79)	(52)	(60)
Other comprehensive income/(loss), net of tax	37	(57)	(32)	(36)
Ending balance	$(314)	$(342)	$(314)	$(342)
Pension and Other Postretirement Adjustment
Beginning balance	$(321)	$(349)	$(326)	$(350)
Amounts reclassified from AOCI to net earnings, net of tax (a)	(3)	1	4	2
Amounts classified into AOCI, net of tax	—	(3)	(2)	(3)
Other comprehensive (loss)/income, net of tax	(3)	(2)	2	(1)
Ending balance	$(324)	$(351)	$(324)	$(351)
Hedging Adjustment
Beginning balance	$(3)	$(1)	$(2)	$—
Amounts classified into AOCI, net of tax	2	1	(2)	—
Amounts reclassified from AOCI to net earnings, net of tax (b)	1	—	4	—
Other comprehensive income, net of tax	3	1	2	—
Ending balance	$—	$—	$—	$—
Total AOCI ending balance	$(638)	$(693)	$(638)	$(693)

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
EXECUTIVE OVERVIEW
The spread of the COVID-19 virus in 2020 has caused an economic downturn on a global scale, with varying degrees in the pace of recovery in certain end markets and geographies served by the Company, as well as volatility in the financial markets. As of October 28, 2020, the Company’s operations have been impacted to the extent described in the paragraphs below and as discussed in our Results of Operations. The Company cannot at this time predict the impact that the COVID-19 pandemic will have on its financial condition and operations, although we are continuing to monitor our supply chain and orders from customers for COVID-19 pandemic-related changes.
In this time of uncertainty as a result of the COVID-19 pandemic, we are continuing to serve our customers while taking significant precautions to provide a safe environment for our employees and customers. We have enacted enhanced operating protocols to assure the safety and well-being of our employees, placed restrictions on non-essential travel, and otherwise adjusted work schedules to maximize our capacity while adhering to recommended precautions such as social distancing. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.
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
Net earnings attributable to Owens Corning were $206 million in the third quarter of 2020, compared to $150 million in the same period of 2019. The Company reported $296 million in earnings before interest and taxes (EBIT) for the third quarter of 2020 compared to $277 million in the same period of 2019. The Company generated $289 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the third quarter of 2020 compared to $277 million in the same period of 2019. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings (loss) attributable to Owens Corning. Third quarter of 2020 EBIT performance compared to the same period of 2019 increased $53 million in our Roofing segment and decreased $12 million and $11 million in our Composites and Insulation segments, respectively. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $18 million.
Cash and cash equivalents were $647 million as of September 30, 2020, compared to $35 million as of September 30, 2019, as a result of strong cash flow provided by operating activities, lower cash paid for property, plant and equipment and issuance of $300 million of 2030 senior notes on May 12, 2020. In the nine months ended September 30, 2020, the Company's operating activities provided $717 million of cash flow, compared to $596 million in the same period in 2019. The change was primarily driven by the lower increase in operating assets and liabilities compared to the same period a year ago. During the third quarter of 2020, the Company repaid all outstanding borrowings on the term loan associated with the purchase of Paroc Group Oy, and the Senior Revolving Credit Facility (as defined below).

The Company did not repurchase any shares of its common stock during the third quarter of 2020 under a previously announced repurchase authorization (the "Share Repurchase Authorization"). As of September 30, 2020, 2.3 million shares remained available for repurchase under the Share Repurchase Authorization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$1,904	$1,883	$5,130	$5,468
Gross margin	$477	$461	$1,126	$1,226
% of net sales	25%	24%	22%	22%
Marketing and administrative expenses	$163	$164	$493	$527
Goodwill impairment charge	$—	$—	$944	$—
Other expenses, net	$2	$1	$40	$16
Earnings (loss) before interest and taxes	$296	$277	$(399)	$625
Interest expense, net	$35	$33	$98	$101
Loss on extinguishment of debt	$—	$32	$—	$32
Income tax expense	$56	$61	$119	$159
Net earnings (loss) attributable to Owens Corning	$206	$150	$(615)	$332
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the third quarter 2020, net sales increased $21 million compared to the same period in 2019. Year-to-date net sales decreased $338 million compared to the same period in 2019. For the third quarter, the increase in net sales was driven by the impact of higher sales volumes in our Roofing segment partially offset by lower selling prices in all three segments. For the year-to-date comparison, the decrease in net sales was driven by the impact of lower sales volumes and lower selling prices in all three segments.
GROSS MARGIN
In the third quarter 2020, gross margin increased $16 million compared to the same period in 2019. Year-to-date gross margin decreased $100 million compared to the same period in 2019. For the third quarter, the increase in gross margin was driven primarily by favorable manufacturing performance in all three segments and higher sales volumes in our Roofing segment. For the year-to-date comparison, the decrease in gross margin was driven by lower selling prices and lower sales volumes in all three segments, and production curtailment actions, most notably in our Composites segment.
MARKETING AND ADMINISTRATIVE EXPENSES
In the third quarter 2020, marketing and administrative expenses were largely flat. For the year-to-date 2020, marketing and administrative expenses decreased $34 million compared to the same period in 2019. The decrease was primarily driven by cost control actions across the Company.
GOODWILL IMPAIRMENT CHARGE
The Company recorded a non-cash impairment charge of $944 million in the first quarter of 2020 related to the Insulation reporting unit, which was equal to the excess of the reporting unit's carrying value over its fair value.
OTHER EXPENSES, NET
In the third quarter 2020, Other expenses, net were largely flat compared to the same period in 2019. For the year-to-date 2020, Other expenses, net increased $24 million compared to the same period in 2019. The increase was driven primarily by intangible asset impairment charges of $43 million and $6 million of restructuring costs, partially offset by $26 million of gains on sale of precious metals used in production tooling as needs changed in response to economic and technological factors.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE, NET
In the third quarter and year-to-date 2020, interest expense, net was largely flat compared to the same periods in 2019.
INCOME TAX EXPENSE
Income tax expense for the three and nine months ended September 30, 2020 was $56 million and $119 million, respectively. For the third quarter 2020, the Company's effective tax rate was 21% and for the nine months ended September 30, 2020, the Company's effective tax rate was (24)%. The effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2020 is 21%. The effective tax rate was positively impacted by final regulations on global intangible low-taxed income (GILTI), offset by the impact of taxes on foreign earnings, U.S. state and local income tax expense, and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2020 is primarily a result of charges related to the impairment of goodwill and certain other indefinite-lived intangible assets recorded in the first quarter of 2020, which were mostly non-deductible. Non-cash charges of $15 million were recorded related to adjustments to valuation allowances against certain deferred tax assets. The remaining difference between the statutory rate of 21% and the effective rate was driven by the impact of recording U.S. state and local income tax expense and U.S. federal taxes on foreign earnings.

On July 20, 2020 the Internal Revenue Service (IRS) issued final regulations under IRC Section 951A permitting a taxpayer to elect to exclude from its inclusion of GILTI items of income subject to a high effective rate of foreign tax. As a result of the final regulations, the Company recorded a net non-cash income tax benefit of $13 million in the third quarter of 2020 relating to the 2018 and 2019 tax years and an increase in the valuation allowance.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that an immaterial amount of valuation allowances of certain foreign jurisdictions could be reduced within the next 12 months.

Income tax expense for the three and nine months ended September 30, 2019 was $61 million and $159 million, respectively. For the third quarter 2019, the Company's effective tax rate was 29% and for the nine months ended September 30, 2019, the Company's effective tax rate was 32%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2019 was primarily due to U.S. state and local income tax expense, the impact of U.S. federal taxes on foreign earnings and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2019 was primarily due to U.S. state and local income tax expense, the impact of U.S. federal taxes on foreign earnings, legislative changes and other discrete adjustments.

On March 6, 2019, the U.S. Treasury and the IRS proposed regulations that provide guidance on determining the amount of a domestic corporation’s deduction for the GILTI and foreign-derived intangible income (FDII) recently added by the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The proposed regulations provide special rules in determining the deduction amount which adjusted the Company’s 2018 tax estimate resulting in an increase to tax expense of $12 million for the nine months ended September 30, 2019.

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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (Loss) (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2020	2019	2020	2019
Restructuring costs	Cost of sales	$—	$—	$(4)	$(2)
Restructuring (costs) / gains	Other expenses, net	—	—	(6)	3
Total restructuring, acquisition and integration-related (costs) / gains		$—	$—	$(10)	$1

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restructuring (costs) / gains	$—	$—	$(10)	$1
Gains on sale of certain precious metals	7	—	26	—
Goodwill impairment charge	—	—	(944)	—
Intangible assets impairment charge	—	—	(43)	—
Total adjusting items	$7	$—	$(971)	$1

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from Net earnings (loss) attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$206	$150	$(615)	$332
Net earnings attributable to noncontrolling interests	—	1	—	1
NET EARNINGS (LOSS)	206	151	(615)	333
Equity in net earnings of affiliates	1	—	1	—
Income tax expense	56	61	119	159
EARNINGS (LOSS) BEFORE TAXES	261	212	(497)	492
Interest expense, net	35	33	98	101
Loss on extinguishment of debt	—	32	—	32
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	296	277	(399)	625
Adjusting items from above	7	—	(971)	1
ADJUSTED EBIT	$289	$277	$572	$624

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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$521	$531	$1,413	$1,579
% change from prior year	-2%	5%	-11%	1%
EBIT	$55	$67	$105	$191
EBIT as a % of net sales	11%	13%	7%	12%
Depreciation and amortization expense	$40	$37	$117	$114

NET SALES

In our Composites segment, net sales in the third quarter 2020 decreased $10 million compared to the same period in 2019. Lower selling prices of $5 million, the slightly unfavorable impact of translating sales denominated in foreign currencies into United States dollars and slightly unfavorable product mix accounted for the decline. Sales volumes were flat on a year-over-year basis.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the year-to-date 2020, net sales in our Composites segment decreased $166 million compared to the same period in 2019, primarily due to lower sales volumes of approximately 6% due to the impact on demand from the COVID-19 pandemic. The unfavorable impact of $23 million from translating sales denominated in foreign currencies into United States dollars, the impact of unfavorable customer and product mix, and $21 million in lower selling prices accounted for the remaining year over year decline.

EBIT

In our Composites segment, EBIT in the third quarter of 2020 decreased $12 million compared to the same period in 2019. The decline was primarily driven by the $27 million unfavorable impact of production curtailment actions and lower selling prices, partially offset by favorable manufacturing performance of $19 million. Unfavorable customer mix and the unfavorable impact of translating sales and costs denominated in foreign currencies into United States dollars were largely offset by $6 million of lower selling, general and administrative expenses, input cost deflation and lower transportation costs.

For the year-to-date 2020, EBIT in our Composites segment decreased $86 million compared to the same period in 2019. The decline was driven by lower sales volumes and the $77 million unfavorable impact of production curtailment actions, partially offset by lower selling, general and administrative expenses. Favorable manufacturing performance of $35 million more than offset lower selling prices and unfavorable customer mix. The $12 million unfavorable impact of translating sales and costs denominated in foreign currencies into United States dollars was offset by lower transportation costs and lower input cost deflation.

OUTLOOK

Global glass reinforcements market demand has historically been correlated with global industrial production and we believe this relationship will continue. The Company expects the COVID-19 pandemic will continue to create uncertainty in its end markets. The magnitude of the impact will depend on the depth and duration of the crisis, as well as the timing of the recovery in the markets served by the Composites segment. The company continues to focus on managing costs, capital expenditures, and working capital.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$681	$693	$1,879	$1,945
% change from prior year	-2%	-2%	-3%	-2%
EBIT	$73	$84	$144	$141
EBIT as a % of net sales	11%	12%	8%	7%
Depreciation and amortization expense	$51	$48	$149	$146

NET SALES
In our Insulation segment, net sales in the third quarter of 2020 decreased $12 million compared to the same period in 2019. The decline was due to lower selling prices of $6 million and unfavorable product mix. The $5 million favorable impact of translating sales denominated in foreign currencies into United States dollars offset the unfavorable impact of lost sales from the divestiture of an immaterial business in the first quarter of 2020. Sales volumes were flat on a year-over-year basis, as volume growth in certain North American building insulation markets have offset volume decreases in certain international and industrial markets.

For the year-to-date 2020, net sales in our Insulation segment decreased $66 million compared to the same period in 2019. The decrease was due to the impact of unfavorable customer and product mix, lower selling prices of $18 million, the unfavorable

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

impact of lost sales from the divestiture of an immaterial business in the first quarter of 2020, and the $11 million negative impact of translating sales denominated in foreign currencies into United States dollars. Sales volumes were flat on a year-over-year basis.
EBIT
In our Insulation segment, EBIT in the third quarter of 2020 decreased $11 million compared to the same period in 2019. The decline was primarily driven by lower selling prices of $6 million and unfavorable customer and product mix. Favorable manufacturing performance of $8 million was largely offset by the unfavorable impact of production curtailment actions and higher delivery costs.

For the year-to-date 2020, EBIT in our Insulation segment increased $3 million compared to the same period in 2019. The favorable impact of manufacturing performance and the $5 million gain on the divestiture of an immaterial business in the first quarter of 2020 was offset by lower selling prices of $18 million and the unfavorable impact of customer and product mix. The $16 million favorable impact of lower selling, general and administrative expenses was partially offset by the unfavorable impact of production curtailment actions and higher delivery costs.
OUTLOOK
The outlook for Insulation demand is driven by North American new residential construction, remodeling and repair activity, as well as commercial and industrial construction activity in the United States, Canada, Europe and Asia-Pacific. Demand in commercial and industrial insulation markets is most closely correlated to industrial production growth and overall economic activity in the global markets we serve. Demand for residential insulation is most closely correlated to U.S. housing starts.
During the third quarter of 2020, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.430 million, up from an annual average of approximately 1.288 million starts in the third quarter of 2019.
Through the third quarter of 2020, the North American new residential construction recovery has continued to accelerate, while global commercial and industrial construction activity has recovered at a slower pace. The Company expects the COVID-19 pandemic will continue to create uncertainty in its end markets. The magnitude of the impact will depend on the depth and duration of the crisis, and the pace of recovery in the end markets and geographies served by the Insulation segment. The company continues to focus on managing costs, capital expenditures, and working capital.
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$761	$713	$1,993	$2,105
% change from prior year	7%	11%	-5%	8%
EBIT	$196	$143	$408	$368
EBIT as a % of net sales	26%	20%	20%	17%
Depreciation and amortization expense	$15	$14	$44	$40

NET SALES

In our Roofing segment, net sales in the third quarter of 2020 increased $48 million compared to the same period in 2019. The increase was driven by higher sales volumes of approximately 12% on both higher shingle volumes and higher component volumes partially offset by lower selling prices of $23 million and lower third-party asphalt sales of $20 million. The remaining difference was primarily driven by favorable product mix.
For the year-to-date 2020, net sales in our Roofing segment decreased $112 million compared to the same period in 2019. The decrease was primarily driven by $50 million of lower selling prices and $43 million of lower third-party asphalt sales. Slightly lower sales volumes of 1% contributed to the decrease, as lower shingle volumes largely offset by higher component volumes.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT
In our Roofing segment, EBIT in the third quarter of 2020 increased $53 million compared to the same period in 2019. The increase was primarily driven by higher sales volumes and the combined $14 million impact of favorable manufacturing performance and lower transportation costs. The unfavorable impact of lower selling prices was more than offset by $34 million of input cost deflation, primarily asphalt.
For the year-to-date 2020, EBIT in our Roofing segment increased $40 million compared to the same period in 2019. The increase was largely driven by $13 million in lower transportation costs, favorable manufacturing performance, and the $11 million benefit related to the anticipated recovery of certain tariffs paid over the past two years, following a short-term exclusion request granted by the U.S. government. The unfavorable impact of lower selling prices and lower sales volumes was more than offset by $63 million of input cost deflation, primarily asphalt.
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

Despite recent strength in the U.S. asphalt shingle market, the Company expects the COVID-19 pandemic will continue to create uncertainty in its end markets. The magnitude of the impact will depend on the depth and duration of the crisis, as well as the timing of the recovery in the markets served by the Roofing segment. The company continues to focus on managing costs, capital expenditures, and working capital.
Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restructuring (costs) / gains	$—	$—	$(10)	$1
Gains on sale of certain precious metals	7	—	26	—
Goodwill impairment charge	—	—	(944)	—
Intangible assets impairment charge	—	—	(43)	—
General corporate expense and other	(35)	(17)	(85)	(76)
EBIT	$(28)	$(17)	$(1,056)	$(75)
Depreciation and amortization	$14	$13	$42	$37

EBIT
In Corporate, Other and Eliminations, EBIT losses for the third quarter of 2020 were higher by $11 million compared to the same period in 2019, primarily driven by higher General corporate expense and other, partially offset by the gains on sale of certain precious metals. For the year-to-date 2020, EBIT losses in Corporate, Other and Eliminations were higher by $981 million as a result of the $944 million goodwill impairment charge and $43 million of intangible assets impairment charge recorded in the first quarter of 2020. Additional details of this charge are further explained in both the Critical Accounting Estimates paragraph of MD&A and Note 6 of the Consolidated Financial Statements.
General corporate expense and other for the third quarter and year-to-date 2020 were higher by $18 million and $9 million, respectively, compared to the same periods in 2019, driven primarily by higher performance-based compensation associated with an improved outlook for 2020, along with smaller one-time items that offset modest benefits from cost control initiatives.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OUTLOOK
In 2020, we now estimate general corporate expenses to be approximately $125 million, based on an increase in performance-based compensation
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
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
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at September 30, 2020
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	n/a	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279
The Company issued $300 million of 2030 senior notes on May 12, 2020 subject to $3 million of discounts and issuance costs. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on December 1, 2020. The proceeds from these notes were used for general corporate purposes.
The Receivables Securitization Facility and Senior Revolving Credit Facility mature in 2022 and 2024, respectively. The Company also had a term loan (the "Term Loan"), which required minimum quarterly principal repayments and full repayment by February 2021. In the third quarter of 2020, the Company repaid all outstanding borrowings on the Term Loan. The Company has no significant debt maturities of senior notes before the fourth quarter of 2022. As of September 30, 2020, the Company had $3.1 billion of total debt and cash and cash equivalents of $647 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of September 30, 2020, and December 31, 2019, the Company had $59 million and $30 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017.
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
Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations, payments of quarterly dividends as authorized by our Board of Directors, acquisitions and reducing outstanding amounts under the Senior Revolving Credit Facility and Receivables Securitization Facility. A sustained significant decrease in revenue in the U.S. or excessive aging of the underlying receivables, as a result of the impact of the COVID-19 pandemic, could materially affect the collateral capacity limitation on the availability under the Receivables Securitization Facility. We

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our Senior Revolving Credit Facility and, to the extent available, our Receivables Securitization Facility, will provide ample liquidity to enable us to meet our cash requirements.
The agreements governing our Senior Revolving Credit Facility and Receivables Securitization Facility contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of September 30, 2020.
Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$647	$35
Net cash flow provided by operating activities	$717	$596
Net cash flow used for investing activities	$(104)	$(285)
Net cash flow used for financing activities	$(106)	$(370)
Availability on the Senior Revolving Credit Facility	$796	$791
Availability on the Receivables Securitization Facility	$279	$64
Cash and cash equivalents Cash and cash equivalents as of September 30, 2020 increased $612 million compared to September 30, 2019 primarily due to higher cash flow provided by operating activities, lower cash paid for property, plant and equipment, and from issuance of the 2030 senior notes during the nine months ended September 30, 2020.
Operating activities: For the nine months ended September 30, 2020, the Company's operating activities provided $717 million of cash compared to $596 million provided in the same period in 2019. The change in cash provided by operating activities was due to a larger decrease in operating assets and liabilities, primarily inventories and accounts payable, and lower pension contributions in 2020 compared to the same period in 2019.
Investing activities: Net cash flow used for investing activities decreased $181 million for the nine months ended September 30, 2020 compared to the same period of 2019, primarily driven by lower cash paid for property, plant and equipment and higher proceeds from the sale of assets and derivative settlements compared to the same period in the prior year.
Financing activities: Net cash used for financing activities was $106 million for the nine months ended September 30, 2020, compared to net cash used for financing activities of $370 million in the same period in 2019. The change was primarily due to issuance of the 2030 senior notes during the second quarter of 2020 (see Note 10 of the Consolidated Financial Statements and the Liquidity section above for further discussion of activities related to debt).
2020 Investments
Capital Expenditures: The Company will continue a balanced approach to the use of its cash flows. Operational cash flow will be used to fund the Company’s growth and innovation. Given the uncertain market environment, we are focused on reducing or postponing discretionary expenses including capital expenditures in 2020; capital expenditures are expected to be at the high end of the range of $250 million to $300 million.
Tax Net Operating Losses and U.S. Foreign Tax Credits
There have been no material changes to the disclosure in our 2019 Form 10-K.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Pension Contributions
Please refer to Note 11 of the Consolidated Financial Statements. The Company expects to contribute between $65 million and $125 million in cash to its global pension plans during 2020. We will evaluate discretionary pension contributions as we continue to manage liquidity as the COVID-19 pandemic unfolds throughout the remainder of the year. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.
Derivatives
Please refer to Note 5 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Notes 5 and 10 of the Consolidated Financial Statements.
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the nine months ended September 30, 2020, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended September 30, 2020, our RIR was 0.73 as compared to 0.55 in the same period a year ago. For the nine months ended September 30, 2020, our RIR was 0.69 as compared to 0.67 in the same period a year ago.

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

As part of our quantitative testing process for goodwill of the Insulation reporting unit, we estimated fair values using a discounted cash flow analysis, a form of the income approach, from the perspective of a market participant. Significant assumptions used in the discounted cash flow analysis were revenue growth rates and EBIT margins used in estimating discrete period cash flow forecasts of the reporting unit, the discount rate, and the long-term revenue growth rate and EBIT margins used in estimating the terminal business value. For our interim test, the cash flow forecasts of the reporting unit were based upon management’s near-term and long-term views of our markets and represented the forecasts used by senior management and the Board of Directors to operate the business during the COVID-19 pandemic and evaluate operating performance in the first quarter of 2020. The discount rate utilized was management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta, which included an additional risk premium due to uncertainty surrounding the level and pace of economic recovery. The terminal business value was determined by applying the long-term growth rate to the latest year for which a forecast exists. At the time of the analysis, the Company asserted that the Insulation reporting unit’s long-term market-size and profitability outlook had not meaningfully deteriorated since the time of our most recent annual impairment test. The overall enterprise fair value of the Company was limited by the decline in our share price in the first quarter of 2020. The reduction in fair value of the Insulation reporting unit, and corresponding impairment charge, was primarily driven by an increase in the discount rate arising from higher equity risk premiums that reflected significant uncertainty surrounding the effect that the COVID-19 pandemic would have on the reporting unit’s near-term cash flows and a decrease in the reporting unit's forecasted near-term cash flows. As part of our goodwill quantitative testing process, the Company evaluates whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing. Please refer to Note 6 of the Consolidated Financial Statements for additional details on the impairment charge that was recorded in the first quarter of 2020.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Ongoing 2020 Goodwill Impairment Indicator Assessment

During the second and third quarters of 2020, the Company performed its quarterly assessment to identify potential impairment indicators for each of its reporting units. Among the qualitative and quantitative factors considered, management reviewed key assumptions and information, including updated macroeconomic indicators that impact the markets we serve, financial forecast information for each reporting unit, and recent performance of the Company’s share price to perform this assessment. The Company did not identify any impairment indicators for any of its reporting units during the second or third quarter of 2020 and determined that it was not more likely than not that the carrying value of any of its reporting units exceeded their respective fair values. Consequently, we determined that it was not necessary to perform an interim impairment test for goodwill. We will continue to monitor the impacts of the COVID-19 pandemic on the Company and significant changes in key assumptions that could result in future period impairment charges.

The following table summarizes the segment allocation of recorded goodwill on our Consolidated Balance Sheets as of December 31, 2019 and, after giving effect to the first quarter 2020 impairment charge in our Insulation reporting unit, as of September 30, 2020 (in millions):

Segment	September 30, 2020	Percent of Total	December 31, 2019	Percent of Total
Composites	$56	6%	$57	3%
Insulation	522	53%	1,479	77%
Roofing	398	41%	396	20%
Total goodwill	$976	100%	$1,932	100%

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Ongoing 2020 Indefinite-lived Intangible Asset Impairment Indicator Assessment

During the second and third quarters of 2020, the Company performed its quarterly assessment to identify any potential impairment indicators for each of its indefinite-lived intangible assets. Among qualitative and quantitative factors considered, management reviewed key assumptions and information, including updated macroeconomic indicators that impact the markets we serve and financial forecast information for each reporting unit. After evaluating and weighing all relevant events and circumstances, the Company did not identify any impairment indicators for any of its indefinite-lived intangible assets during the second or third quarter of 2020 and determined that it was not more likely than not that the carrying value of any of its indefinite-lived intangible assets exceeded their respective fair values. Consequently, we determined that it was not necessary to perform an interim impairment test for any indefinite-lived intangible assets. We will continue to monitor the impacts of the COVID-19 pandemic on the Company and significant changes in key assumptions that could result in future period impairment charges.
There are two indefinite-lived intangible assets that are at an increased risk of impairment, both of which are used by our Insulation segment and were partially impaired in the first quarter of 2020. A change in the estimated long-term revenue growth rate or increase in the discount rate assumption could increase the likelihood of a future impairment. These affected assets had an aggregate carrying value of $257 million as of September 30, 2020.
Long-lived Asset Recoverability Assessment
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the nine months ended September 30, 2020. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2019 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Despite temporary work-from-home arrangements for a significant portion of our administrative employees, the changes have had a minimal effect on the Company's accounting processes and internal control over financial reporting during the quarter ended September 30, 2020.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Information required by this item is incorporated by reference to Note 12 of the Consolidated Financial Statements, Contingent Liabilities and Other Matters.

ITEM 1A.    RISK FACTORS

The information set forth in this report, including without limitation, the risk factor presented below, updates and should be read in conjunction with, the risk factors and information disclosed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2019. Similar risk factors were also provided in our Quarterly Report on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020.

The recent COVID-19 pandemic is expected to have a significant impact on the Company's operations and results.

We have been managing matters related to the global COVID-19 pandemic, including the following impacts that we have experienced at various times since the first quarter of 2020:

•We believe that COVID-19 placed downward pressure on demand for some of our products, on at least a temporary basis and caused us to curtail some of our operations as we attempted to balance demand with inventory and output.
•Governmental authorities have implemented numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. Some of these actions resulted in temporary curtailment of some operations and increased costs to operate certain facilities.
•In the first quarter of 2020, we recorded an impairment to goodwill that was driven, at least in part, by an increase in the discount rate arising from higher equity risk premiums that reflected significant uncertainty surrounding the effect that COVID-19 would have on the Insulation reporting unit’s near-term cash flows.
•The Company has focused on managing costs, capital expenditures and working capital during the COVID-19 pandemic.
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

ITEM 1A.    RISK FACTORS (continued)

•impairment in the value of tangible or intangible assets that could be recorded as a result of weaker or more volatile economic conditions; and
•administrative proceedings, litigation or regulatory compliance matters.

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
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2020	10,159		$59.85	—	2,286,726
August 1-31, 2020	1,128		67.33	—	2,286,726
September 1-30, 2020	471		69.52	—	2,286,726
Total	11,758	*	$60.95	—	2,286,726

*    The Company retained an aggregate of 11,758 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.
**    On October 24, 2016, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated transactions, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company did not repurchase any shares of its common stock during the three months ended September 30, 2020 under the Repurchase Authorization. As of September 30, 2020, 2.3 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Ava Harter, Senior Vice President, General Counsel and Secretary of the Company, submitted her resignation to the Company on October 23, 2020, in order to pursue another professional opportunity. Ms. Harter will continue in her role through November 30, 2020.

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

101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss), (ii) Consolidated Statements of Comprehensive Earnings (Loss); (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	October 28, 2020	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Chief Financial Officer

Date:	October 28, 2020	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller