Form 10-K
period 2020-12-31
Owens Corning
filed 2021-02-17
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer  ☑      Accelerated filer  ❒      Non-accelerated filer  ❒      Smaller reporting company  ☐      Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ❒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
On June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of $0.01 par value common stock (the voting stock of the registrant) held by non-affiliates (assuming for purposes of this computation only that the registrant had no affiliates) was approximately $6,023,086,936.
As of February 12, 2021, 104,926,383 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Owens Corning’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on or about April 15, 2021 (the “2021 Proxy Statement”) are incorporated by reference into Part III hereof.

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

The business is global in scope, with operations in 33 countries, and human in scale, with approximately 19,000 employees and longstanding, local relationships with its customers. Based in Toledo, Ohio, Owens Corning recorded net sales in 2020 of $7.1 billion. Founded in 1938, it has been a Fortune 500® company for 66 consecutive years.
Unless the context indicates otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning and its subsidiaries. References to a particular year mean the Company’s year commencing on January 1 and ending on December 31 of that year.
SEGMENT OVERVIEW
The Company has three reportable segments: Composites, Insulation and Roofing. Our Composites, Insulation and Roofing reportable segments accounted for approximately 27%, 36% and 37% of our total reportable segment net sales, respectively, in 2020.
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
We compete with glass fiber manufacturers worldwide. According to various industry reports and Company estimates, our Composites segment is a world leader in the production of glass fiber reinforcement materials. Primary methods of competition include innovation, quality, customer service and global geographic reach.
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
Our products in the residential market include thermal and acoustical batts, loosefill insulation, foam sheathing and accessories, and are sold under well-recognized brand names and trademarks such as Owens Corning PINK® FIBERGLAS™ Insulation. Our products in the commercial and industrial markets include glass fiber pipe insulation, energy efficient flexible duct media, bonded and granulated mineral wool insulation, cellular glass insulation and foam insulation used in above- and below-grade

ITEM 1.	BUSINESS (continued)
construction applications, and are sold under well-recognized brand names and trademarks such as Thermafiber®, FOAMULAR®, FOAMGLAS® and Paroc®. We sell our insulation products primarily to insulation installers, home centers, lumberyards, retailers and distributors in the United States, Canada, Europe, Asia-Pacific and Latin America.
Demand for Owens Corning’s insulating products is driven by North American new residential construction, repair and remodeling activity, commercial and industrial construction activity in the United States, Canada, Europe, Asia-Pacific and Latin America, and increasingly stringent building codes and the growing need for energy efficiency. Demand in the segment typically follows seasonal home improvement, remodeling and renovation and residential, commercial and industrial construction industry patterns. Demand for new residential construction in North America typically follows housing starts on a three-month lagged basis, although the new residential construction cycle can elongate due to labor availability and other factors beyond our control. The peak season for home construction and remodeling in our geographic markets generally corresponds with the second and third calendar quarters. Demand for commercial and industrial applications is more heavily tied to industrial production growth, commercial construction activity, and overall economic conditions in the global markets we serve.
Our Insulation segment competes primarily with fiberglass insulation manufacturers in the United States, with an international presence in Canada, Europe, Asia-Pacific and Latin America. According to industry reports and Company estimates, Owens Corning is North America’s largest producer of residential, commercial and industrial insulation. Principal methods of competition include innovation and product design, service, location, quality, price and compatibility of systems solutions.
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
Our Roofing segment competes primarily with asphalt shingle manufacturers in the United States. According to various industry reports and Company estimates, Owens Corning’s Roofing segment is the second largest producer of asphalt roofing shingles in the United States. Principal methods of competition include innovation and product design, proximity to customers, quality and price.
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

The Company has not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $39 million in 2020. The Company continues to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the United States Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. At the end of 2020, the Company was involved with a total of 21 sites worldwide, including 8 Superfund sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

ITEM 1.	BUSINESS (continued)
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

At December 31, 2020, the Company had an accrual totaling $7 million for its environmental liabilities, of which the current portion is $3 million. Changes in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

Additional Government Laws and Regulations

In addition to environmental laws and regulations, we are subject to various laws and regulations around the world. For example, trade regulations, including tariffs or other import or export restrictions, may increase the cost of some of our raw materials or cross-border shipments, and limit our ability to do business in certain countries or with certain individuals. Our business is also subject to competition laws in the various jurisdictions where we operate, including the Sherman Antitrust Act and related federal and state antitrust laws in the United States, as well as similar foreign laws and regulations. These laws and regulations generally prohibit competitors from fixing prices, boycotting competitors, or engaging in other conduct that unreasonably restrains competition, and such laws and regulations may impact potential business relationships or transactions with third parties in the future. In addition, health and safety regulations (including laws or regulations promulgated in response to the ongoing COVID-19 pandemic, as discussed below in Item 1A, “Risk Factors”) have necessitated, and may continue to necessitate, increased operating costs or capital investments to promote a safe working environment. The Company is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. Further, an increasing number of laws and regulations focused on product and chemical hazards and preferential product selection could also impact our ability to manufacture and sell certain products or require significant research and development investment and capital expenditures to meet regulatory requirements. With respect to the laws and regulations noted above, as well as other applicable laws and regulations, the Company’s compliance programs may under certain circumstances involve material investments in the form of additional processes, training, personnel, information technology and capital. For a discussion of the risks associated with certain applicable laws and regulations, see Item 1A, “Risk Factors.”
Human Capital Resources
Important to the Company’s long-term success is ensuring its people feel valued, included, and engaged – from recruitment to retirement. That is why Owens Corning is dedicated to fostering an environment of learning and growth within a supportive, caring culture. We are committed to providing a safe, healthy workplace and a meaningful, engaging employee experience.
As of December 31, 2020, Owens Corning had approximately 19,000 employees, of which about 11,000 are located outside the United States. Approximately 8,000 (63%) of hourly employees are subject to collective bargaining agreements. The Company believes that its relations with employees are good.
The Company focuses on a number of human capital resource objectives in managing its business which, taken together, may be material to understanding our business under certain circumstances.
Safety and Well-Being
One of our primary objectives is the safety and well-being of our employees. Working safely is an unconditional, organization-wide expectation at Owens Corning, which we believe directly benefits employees’ lives, improves our manufacturing processes and reduces our costs. The Company maintains comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to severe injuries. One of our primary safety measures is the Recordable Incidence Rate (“RIR”) as defined by the United States Bureau of Labor Statistics. For the year ended December 31, 2020, our RIR was 0.61, compared to 0.66 in the same period a year ago.

ITEM 1.	BUSINESS (continued)
Additionally, with our Healthy Living platform, we provide a multifaceted well-being program designed to drive sustainable, long-term change, improve the health and lives of employees, and strengthen the culture and work experience.
Employee Performance and Related Objectives
We also focus on managing employee performance, development, succession planning, and turnover. Our goal is to create a high-performance culture and team that is diverse, capable and engaged. We strive to have clear objectives, effective performance management, and a structure that includes regular talent reviews, succession planning, development, and compensation analysis.
Corporate Culture
Another objective we pursue is maintaining a corporate culture focused on inclusion and diversity, ethics and compliance, training, and positive employee relations and engagement.
The Company believes its success and sustainability are enhanced by an inclusive and diverse workforce. We believe that inclusion and diversity add value to the business by fostering an environment that leads to high engagement and innovative thinking in the workplace. Our Chief Executive Officer, along with more than a thousand other company leaders around the world, signed the CEO Action for Diversity & Inclusion pledge in 2018, signaling our goal to advance diversity and inclusion within the workplace. Owens Corning operates programs that foster gender and ethnic diversity as well as equality within its workforce, including supporting various employee-led affinity groups, so its employees feel valued and appreciated for the distinct voices they bring to the team.
The Company performs a biennial pay equity review with the assistance of a third-party vendor. These reviews include a robust, statistical analysis of pay equity across the majority of its global salaried workforce. Consistent with our commitment to “equal pay for equal work,” we remediate all identified and substantiated pay gaps through pay increases. Further, the Company has implemented processes and policies to avoid inheriting unequal pay bias of prior employers.
Ethics and compliance efforts include our support of the Owens Corning Code of Conduct (“Code of Conduct”), which is dedicated to encouraging compliance with a range of legal guidelines and our corporate values. Our training efforts encompass the Code of Conduct and other areas of compliance and development as relevant to employees. We also seek to foster positive and productive relations with the labor organizations representing them.
Owens Corning employees contribute service hours to boards, special causes and nonprofit organizations in the communities where they live and operate. These programs aim to enable the Company’s employees to connect with the community, further improve its reputation locally and globally, and instill a sense of pride in the workforce.
Owens Corning is a recognized leader on social issues. Select awards and honors earned by the Company include:
•Named a 2020 Noteworthy Company by DiversityInc for diversity, equity and inclusion
•Obtained a perfect score on the Human Rights Campaign’s 2020 Corporate Equality Index
•Recognized as one of the “2020 World’s Most Ethical Companies” by Ethisphere Institute for the third year in a row
•Ranked 1st among the 100 Best Corporate Citizens in 2020 by 3BL Media for the second year in a row
More information about Owens Corning’s approach to human capital and other social issues can be found in our Sustainability Report on our website.1

1 The information on our website, including our Sustainability Report, is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC.

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
In an enterprise as diverse as ours, a wide range of factors could affect future performance. We discuss in this section some of the risk factors that could materially and adversely affect our business, financial condition, value and results of operations. You should consider these risk factors in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements.
The Company maintains processes that aim to manage enterprise risks through identification and mitigation of those risks. Despite our efforts, we may fail to identify or mitigate certain risks, which could have a material and adverse impact on our business, financial condition, value and results of operations.
RISKS RELATING TO THE COVID-19 PANDEMIC
The COVID-19 pandemic has had a significant impact, and could continue to have a significant impact, on the Company's operations and results.
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
The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A. “Risk Factors.” The impact depends on the severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict.
MACROECONOMIC, MARKET AND OPERATIONAL RISKS
Low levels of residential, commercial or industrial construction activity can have a material adverse impact on our business and results of operations.
A large portion of our products are used in the markets for residential and commercial construction and repair and remodeling. Demand for certain of our products is affected in part by the level of new residential construction in the United States and elsewhere, although typically not until a number of months after the change in the level of construction. Lower demand in the regions and markets where our products are sold could result in lower revenues and lower profitability. Historically, construction activity has been cyclical and is influenced by prevailing economic conditions, including the level of interest rates and availability of financing, inflation, employment levels, consumer spending habits, consumer confidence and other macroeconomic factors outside our control. Residential and commercial construction is also affected by the cost and availability of skilled labor, which could impact both the cost and pace of construction activity, as well as the construction methods used, all of which could adversely affect demand for our products.
Some of our products, particularly in our insulation business, are used in industrial applications, such as piping and storage tanks. Lower levels of industrial production and other macroeconomic factors affecting industrial construction activity could lessen demand for those products and lead to lower revenues or profitability.
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
•one or more of the financial institutions associated with our credit facilities cease to be able to fulfill their funding obligations, or the amount of eligible receivables under our receivables securitization facility could decrease, which could materially adversely impact our liquidity;
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
•future tax legislation, regulations, or related guidance or interpretations;
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

ITEM 1A.	RISK FACTORS (continued)
necessarily prevent violations of these laws by our employees or agents. If we were found to be liable for violations of anti-corruption laws, we could be liable for criminal or civil penalties or other sanctions, which could have a material adverse impact on our business, financial condition and results of operations.
We will not be insured against all potential losses and could be seriously harmed by natural disasters, catastrophes, pandemics, theft or sabotage.
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
Climate change and associated weather phenomena, such as flooding, may impact our ability to operate manufacturing facilities in some locations. Further, laws or regulations aimed at addressing climate change may materially impact our cost of doing business.
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
LEGAL, REGULATORY AND COMPLIANCE RISKS
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
In addition, consistent with industry practice, we provide warranties on many of our products. We may experience costs of warranty claims when the product is not performing to the satisfaction of the claimant even though it has not caused harm to others or property. We estimate our future warranty costs based on historical trends and product sales, but we may fail to accurately estimate those costs and thereby fail to establish adequate warranty reserves for them. Warranty claims are not insurable.
We are subject to various legal and regulatory proceedings, including litigation in the ordinary course of business, and uninsured judgments or a rise in insurance premiums may adversely impact our business, financial condition and results of operations.
In the ordinary course of business, we are subject to various legal and regulatory proceedings, which may include but are not limited to those involving antitrust, tax, trade, environmental, intellectual property, data privacy and other matters, including general commercial litigation. Any claims raised in legal and regulatory proceedings, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. Additionally, the outcome of legal and regulatory proceedings may differ from our expectations because the outcomes of these proceedings are often difficult to predict reliably. Various factors and developments can lead to changes in our estimates of liabilities and related insurance receivables, where applicable, or may require us to make additional estimates, including new or modified estimates that may be appropriate due to a judicial ruling or judgment, a settlement, regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our results of operations in any particular period.
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
We may be subject to liability under and may make substantial future expenditures to comply with environmental and emerging product-based laws and regulations.
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
Liability under these laws involves inherent uncertainties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. For example, remediation activities generally involve a potential range of activities and costs related to soil and groundwater contamination. This can include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). Please see "Item 1 - Business - Environmental Control” for information on costs and accruals related to environmental remediation. To the extent that the required remediation procedures or timing of those procedures change, additional contamination is identified, or the financial condition of other potentially responsible parties is adversely affected, the estimate of our environmental liabilities may change. Change in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in increases to our environmental obligations. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which could adversely impact our business, financial condition and results of operations. It is possible that new laws and regulations will specifically address climate change, toxic air emissions, ozone forming emissions and fine particulate matter. New environmental and chemical regulations could impact our ability to expand production or construct new facilities in every geographic region in which we operate. Continued and increased government and public emphasis on environmental issues is expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations, and changes in their interpretation, may require substantial capital expenditures or may require or cause us to modify or curtail our operations, which may have a material adverse impact on our business, financial condition and results of operations. Although emerging in nature, an increasing number of laws and regulations focused on product and chemical hazards and preferential product selection could also impact our ability to manufacture and sell certain products or require significant research and development investment and capital expenditures to meet regulatory requirements.
Our intellectual property rights may not provide meaningful commercial protection for our products or brands and third parties may assert that we violate their intellectual property rights, which could adversely impact our business, financial condition and results of operations.
Owens Corning relies on its intellectual property, including numerous patents, trademarks, trade secrets, confidential information, as well as its licensed intellectual property to differentiate our products and brands in the marketplace. We monitor and protect against activities that might infringe, dilute, or otherwise harm our intellectual property and rely on the laws of the United States and other countries. However, in some instances, we may be unaware of unauthorized use of our intellectual property. To the extent we cannot protect our innovations or are unable to enforce our intellectual property, unauthorized use and misuse of our intellectual property or innovations could harm our competitive position and have a material adverse impact on our business, financial condition and results of operations. In addition, the laws of some non-United States jurisdictions provide less protection for our proprietary rights than the laws of the United States and we therefore may not be able to effectively enforce our intellectual property rights in these jurisdictions. If we are unable to maintain certain exclusive licenses, our brand recognition and sales could be adversely impacted. Current employees, contractors and suppliers have, and former employees, contractors and suppliers may have, access to trade secrets and confidential information regarding our operations which could be disclosed improperly and in breach of contract to our competitors or otherwise used to harm us.
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
FINANCIAL RISKS
Our level of indebtedness could adversely impact our business, financial condition or results of operations.
Our debt level and degree of leverage could have important consequences, including the following:

ITEM 1A.	RISK FACTORS (continued)
•our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes may be limited;
•a substantial portion of our cash flow could be required for the payment of principal and interest on our indebtedness, and may not be available for other business purposes;
•certain of our borrowings are at variable rates of interest, exposing us to the risk of increased interest rates;
•if due to liquidity needs we must replace any indebtedness upon maturity, we would be exposed to the risk that we may not be able to refinance such indebtedness;
•our ability to adjust to changing market conditions may be limited and place us at a competitive disadvantage compared to our competitors if they have less debt; and
•we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out important capital spending.
The credit agreement governing our senior credit facility, the indentures governing our senior notes, and the receivables purchase agreement governing our receivables securitization facility contain various covenants that impose operating and financial restrictions on us and/or our subsidiaries. Additionally, instruments and agreements governing our future indebtedness may impose other restrictive conditions or covenants that could restrict our ability to conduct our business operations or pursue growth strategies.
Downgrades of our credit ratings could adversely impact us.
Our credit ratings are important to our cost of capital. The major debt rating agencies routinely evaluate our debt based on a number of factors, which include financial strength and business risk as well as transparency with rating agencies and timeliness of financial reporting. A downgrade in our debt rating could result in increased interest on our existing variable interest rate debt, increased interest and other expenses for future borrowings, and reduced ability for our suppliers to utilize supply chain financing programs. Downgrades in our debt rating could also restrict our access to capital markets and affect the value and marketability of our outstanding notes.
If we were required to write down all or part of our goodwill or other indefinite-lived intangible assets, our results of operations or financial condition could be materially adversely affected in a particular period.
Declines in the Company’s business may result in an impairment of the Company’s tangible and intangible assets which could result in a material non-cash charge. A significant or prolonged decrease in the Company’s market capitalization, including a decline in stock price, or a negative long-term performance outlook, could result in an impairment of its tangible and intangible assets which results when the carrying value of the Company’s assets exceed their fair value. For example, during the first quarter of 2020, the Company’s significant share price reduction during the ongoing COVID-19 pandemic was determined to be an indicator of impairment under ASC 350 and, based on the results of interim testing over the Insulation reporting unit, the Company recorded pre-tax non-cash impairment charges of $987 million in the first quarter of 2020. At least annually, the Company assesses goodwill and intangible assets for impairment. Since the Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, weak demand for a specific product line or business could result in an impairment. Accordingly, any determination requiring the write-off of a significant portion of goodwill or intangible assets could negatively impact the Company’s results of operations.
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

ITEM 1A.	RISK FACTORS (continued)
price increases. Alternatively, we may be limited in our ability to quickly respond to unanticipated increased demand for our products, which could result in an inability to satisfy demand for our products and loss of market share.
The Company’s income tax net operating loss may be limited and our results of operations may be adversely impacted.
The Company has deferred tax assets related to both U.S. federal and state net operating losses (NOLs) for income tax purposes, which the Company expects generally are available, with some exceptions, to offset future taxable income. However, the Company’s ability to utilize or realize the current carrying value of the NOLs may be impacted by certain events, such as changes in tax legislation or the interpretation thereof, or insufficient future taxable income prior to expiration of the NOLs, or annual limits imposed under sections 382 and 383 of the Internal Revenue Code, or by state law, as a result of a change in control. A change in control is generally defined as a cumulative change of more than 50% in the ownership positions of certain stockholders during a rolling three-year period. Changes in the ownership positions of certain stockholders could occur as the result of stock transactions by such stockholders and/or by the issuance of stock by the Company. Such limitations may cause the Company to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to such limitations. Additionally, uncertainty exists with respect to future regulatory guidance and interpretations of the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"), as well as assumptions that the Company makes related to the Tax Act, which could have an impact on the use of the Company's NOLs.
Should the Company determine that it is likely that its recorded NOL benefits are not realizable, the Company would be required to reduce the NOL reflected on its financial statements to the net realizable amount either by a direct adjustment to the NOL or by establishing a valuation allowance and recording a corresponding charge to current earnings. The corresponding charge to current earnings would have an adverse effect on the Company’s financial condition and results of operations in the period in which it is recorded. Conversely, if the Company is required to increase its NOL either by a direct adjustment or reversing any portion of the accounting valuation allowance against its deferred tax assets related to its NOLs, such credit to current earnings could have a positive effect on the Company’s business, financial condition and results of operations in the period in which it is recorded.
Our hedging activities to address energy price fluctuations may not be successful in offsetting increases in those costs or may reduce or eliminate the benefits of any decreases in those costs.
In order to mitigate short-term variation in our operating results due to commodity price fluctuations in certain geographic markets, we may hedge a portion of our near-term exposure to the cost of energy. The results of our hedging practices could be positive, neutral or negative in any period depending on price changes of the hedged exposures.
Our hedging activities are not designed to mitigate long-term commodity price fluctuations and, therefore, would not protect us from long-term commodity price increases. In addition, in the future, our hedging positions may not correlate to our actual energy costs, which would cause acceleration in the recognition of unrealized gains and losses on our hedging positions in our operating results.
Our results of operations in a given period may be impacted by price volatility in certain wind-generated energy markets.
In connection with our sustainability goals to reduce greenhouse gas and toxic air emissions, we entered into contracts pursuant to which we have agreed to purchase wind-generated electricity from third parties. Under these contracts, we do not take physical delivery of wind-generated electricity. The generated electricity is instead sold by our counterparties to local grid operators at the prevailing market price and we obtain the associated non-tax renewable energy credits. The prevailing market pricing for wind-generated electricity can be affected by factors beyond our control and is subject to significant period over period volatility. For example, wind-generated energy output fluctuates due to climactic and other factors beyond our control and can be constrained by available transmission capacity, thereby significantly impacting pricing. Due to this potential volatility, it is possible that these contracts could have an impact on our results of operations in a given reporting period.
HUMAN CAPITAL RISKS
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

ITEM 1A.	RISK FACTORS (continued)
and our future financial condition or results of operations. This risk is emerging in the sense that future labor markets may impact our ability to retain these individuals.
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
GENERAL RISKS
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
Composites

Our Composites segment operates out of 27 manufacturing facilities. We recently finalized plans to expand our operations in Fort Smith, Arkansas, and we expect this new capacity to be available in 2023. Principal manufacturing facilities for our Composites segment, all of which are owned by the Company, include the following:

Aiken, South Carolina	Jackson, Tennessee
Amarillo, Texas	Kimchon, Korea
Anderson, South Carolina	L’Ardoise, France
Apeldoorn, The Netherlands	Rio Claro, Brazil
Chambery, France	Taloja, India
Fort Smith, Arkansas	Tlaxcala, Mexico
Gous, Russia	Yuhang, China
Insulation
Our Insulation segment operates out of 42 manufacturing facilities. Principal manufacturing facilities for our Insulation segment, all of which are owned by the Company, include the following:

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

Environmental Legal Proceedings
None.

Litigation, Other Regulatory Proceedings and Environmental Matters
Additional information required by this item is incorporated by reference to Note 14, Contingent Liabilities and Other Matters.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The name, age and business experience during the past five years of Owens Corning’s executive officers as of January 1, 2021 are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age	Position*
Brian D. Chambers (54)	Chairman, President and Chief Executive Officer since April 2020; President and Chief Executive Officer (2019); formerly President and Chief Operating Officer (2018); formerly President, Roofing (2014)

Todd Fister (46)
President, Insulation since July 2019; formerly Vice President of Global Insulation and Strategy (2019); formerly Vice President and Managing Director for Europe Insulation and Global Foamglas® (2018); formerly Vice President and Managing Director for Foamglas® (2017); formerly Vice President of Strategic Marketing (2014)

Kenneth S. Parks (57)	Executive Vice President and Chief Financial Officer since January 2021; formerly Senior Vice President and Chief Financial Officer (2020); formerly Chief Financial Officer of Mylan N.V. (2016); formerly Chief Financial Officer of WESCO, International, Inc. (2012)

Paula Russell (43)	Executive Vice President, Chief Human Resources Officer since January 2021; formerly Senior Vice President, Chief Human Resources Officer (December 2019); formerly Vice President, Chief Human Resources Officer (April 2019); formerly Vice President of Total Rewards and Center of Excellence (2018); formerly Vice President of Total Rewards (2017); formerly Vice President of Human Resources, Composites (2012)

Marcio Sandri (57)	President, Composites since May 2018; formerly Vice President Global Strategy and Operations, Composites (2017); formerly Vice President and General Manager, Composites (2007)

Kelly J. Schmidt (55)	Vice President, Controller since April 2011

Daniel T. Smith (55)	Executive Vice President, Chief Growth Officer since January 2021; formerly Senior Vice President, Chief Growth Officer (2019); formerly Senior Vice President, Organization and Administration (2014)

Gunner Smith (47)	President, Roofing since August 2018, formerly Vice President of Distribution Sales for Roofing (2012)

*	Information in parentheses indicates year during the past five years in which service in position began. The last item listed for each individual represents the position held by such individual at the beginning of the five-year period.

Part II

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Owens Corning’s common stock trades on the New York Stock Exchange under the symbol “OC.”
Holders of Common Stock
The number of stockholders of record of Owens Corning’s common stock on February 12, 2021 was 310.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock during the three months ended December 31, 2020:

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
October 1-31, 2020	134,336	$74.26	—	2,286,726
November 1-30, 2020	501,291	74.06	498,190	1,788,536
December 1-31, 2020	2,317,361	75.72	2,301,810	9,486,726
Total	2,952,988	$75.37	2,800,000	9,486,726

*	The Company retained 152,988 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**
On December 3, 2020, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company's outstanding common stock (the "2020 Repurchase Authorization"). The 2020 Repurchase Authorization is in addition to the share buy-back program announced October 24, 2016 (the 2016 Repurchase Authorization and collectively with the 2020 Repurchase Authorization, the "Repurchase Authorization"). The Repurchase Authorization enables the Company to repurchase shares through open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company's discretion. The Company repurchased 2.8 million shares of its common stock for $211 million during the three months ended December 31, 2020 under the Repurchase Authorization. As of December 31, 2020, approximately 9.5 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

Performance Graph
The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in Owens Corning (OC) stock, the Standard & Poor’s 500 Stock Index ("S&P 500"), and the Dow Jones U.S. Construction & Materials Index ("DJ Constr. & Mat.") on December 31, 2015, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2020. We have selected the U.S. Construction & Materials Index to include in the graph below as that index is used in an external metric to determine performance-based compensation and is utilized by the Company's investor relations function.

$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Owens Corning
S&P 500
Dow Jones US Construction & Materials Sector

Performance Graph

	2015	2016	2017	2018	2019	2020
OC	$100	$111	$201	$97	$146	$172
S&P 500	$100	$112	$136	$130	$171	$203
DJ Constr. & Mat.	$100	$119	$138	$108	$156	$193

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

EXECUTIVE OVERVIEW
The COVID-19 pandemic caused significant uncertainty in the markets we serve and increased volatility in the financial markets in 2020. The spread of COVID-19 impacted the Company's operations and financial results in varying ways as the impact and pace of recovery varied throughout the geographies and end markets we serve. While the pandemic continues to pervade much of the globe, we are continuing to serve our customers, while taking significant precautions to provide a safe environment for our employees and customers. The extent of the pandemic’s effect on our operational and financial performance will depend in large part on future developments, which cannot be predicted with confidence at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, the impact on governmental programs and budgets, the effective distribution of vaccines or other treatments, and the continued resumption of widespread economic activity.
Net loss attributable to Owens Corning was $383 million in 2020, compared to Net earnings attributable to Owens Corning of $405 million in 2019. The Company reported a loss of $124 million in earnings before interest and taxes (EBIT) in 2020 compared to earnings of $753 million in 2019. The Company generated $878 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) in 2020 compared to $828 million in 2019. See the Adjusted Earnings Before Interest and Taxes paragraph of MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings (loss) attributable to Owens Corning. Segment EBIT performance compared to 2019 decreased $82 million in our Composites segment, increased $20 million in our Insulation segment, and increased $136 million in our Roofing segment. Within our Corporate, Other and Eliminations category, General corporate expenses and other increased by $24 million.
Cash and cash equivalents were $717 million as of December 31, 2020, compared to $172 million as of December 31, 2019, as a result of strong cash flow provided by operating activities, lower cash paid for additions to property, plant and equipment and the issuance of $300 million of 2030 senior notes on May 12, 2020. In 2020, the Company's operating activities provided $1,135 million of cash flow, compared to $1,037 million in 2019. The change was primarily driven by lower inventories year-over-year. During 2020, the Company repaid all outstanding borrowings on the term loan associated with the purchase of Paroc.
In December 2020, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company's outstanding common stock (the "2020 Repurchase Authorization"). The 2020 Repurchase Authorization is in addition to the share buy-back program announced October 24, 2016 (the 2016 Repurchase Authorization and collectively with the 2020 Repurchase Authorization, the "Repurchase Authorization"). The Repurchase Authorization enables the Company to repurchase shares through open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company's discretion. In 2020, the Company repurchased 4.1 million shares of the Company’s common stock for $292 million under a previously announced repurchase authorization. As of December 31, 2020, 9.5 million shares remain available for repurchase under the repurchase authorization.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Twelve Months Ended December 31,
	2020	2019	2018
Net sales	$7,055	$7,160	$7,057
Gross margin	$1,610	$1,609	$1,632
% of net sales	23%	22%	23%
Marketing and administrative expenses	$664	$698	$700
Goodwill impairment charge	$944	—	—
Other expenses, net	$58	$37	$36
Non-operating expense (income)	$(14)	$34	$(14)
Earnings (loss) before interest and taxes	$(124)	$753	$821
Interest expense, net	$132	$131	$117
Loss on extinguishment of debt	$—	$32	$—
Income tax expense	$129	$186	$156
Net earnings (loss) attributable to Owens Corning	$(383)	$405	$545
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
Net sales decreased $105 million in 2020 compared to 2019. The decrease in net sales was primarily driven by lower selling prices across all three segments. Higher sales volumes in our Roofing segment were partially offset by lower third party asphalt sales, lower sales volumes in our Composites segment and an unfavorable product mix in our Composites and Insulation segments.
GROSS MARGIN
Gross margin in 2020 was largely flat compared to 2019.
MARKETING AND ADMINISTRATIVE EXPENSES
Marketing and administrative expenses decreased $34 million in 2020 compared to 2019. The decrease was primarily driven by cost control actions across the Company.
GOODWILL IMPAIRMENT CHARGE
The Company recorded a non-cash impairment charge of $944 million in the first quarter of 2020 related to the Insulation reporting unit, which was equal to the excess of the reporting unit's carrying value over its fair value.
OTHER EXPENSES, NET
Other expenses, net increased $21 million in 2020 compared to 2019. The increase was primarily driven by intangible asset impairment charges of $43 million and $13 million of higher restructuring charges, partially offset by $26 million of gains on sale of precious metals used in production tooling as needs changed in response to economic and technological factors.
NON-OPERATING EXPENSE (INCOME)
Non-operating expense (income) decreased $48 million compared to 2019, primarily due to the $43 million favorable year-over-year comparison to pension settlement losses recognized in 2019.
INTEREST EXPENSE, NET
Interest expense, net in 2020 was largely flat compared to 2019.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
LOSS ON EXTINGUISHMENT OF DEBT
During 2020, there were no extinguishments of debt. For the year ended December 31, 2019, the Company recognized a $32 million loss on extinguishment of debt in connection with the repurchase of a portion of its outstanding 2022 senior notes and 2036 senior notes in a tender offer.
INCOME TAX EXPENSE
Income tax expense for 2020 was $129 million compared to $186 million in 2019. The Company’s effective tax rate for 2020 was (50%) on pre-tax losses of $256 million.  The difference between the (50%) effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to charges related to the impairment of goodwill and certain other indefinite-lived intangible assets recorded in the first quarter of 2020, which were largely non-deductible. In addition, non-cash charges were recorded related to adjustments to valuation allowances against certain deferred tax assets. The company also recorded an amortizable asset in the US related to its transfer of economic rights of its non-US based Intellectual Property to the U.S., as further discussed in the following paragraph.
In December 2020, the Company completed an intercompany restructuring that resulted in the transfer of certain intellectual property rights held by wholly owned foreign subsidiaries to the U.S. The intellectual property rights transferred to the U.S. resulted in a step-up in the tax basis for U.S. tax purposes resulting in the Company recognizing a deferred tax asset of $37 million and a current year tax expense of $5 million. The recognized tax benefit of $37 million is amortizable for U.S. tax purposes over a fifteen-year period.
On July 20, 2020 the Internal Revenue Service (IRS) issued final regulations under IRC Section 951A permitting a taxpayer to elect to exclude from its inclusion of global intangible low-taxed income (GILTI), income subject to a high foreign effective tax rate. As a result of the final regulations, the Company recorded a net non-cash income tax benefit of $13 million in the third quarter relating to the 2018 and 2019 tax years.
On March 6, 2019, the U.S. Treasury and the IRS proposed regulations that provide guidance on determining the amount of a domestic corporation’s deduction for GILTI and foreign-derived intangible income (FDII) recently added by the Tax Act. The proposed regulations provide special rules to determine the deduction amount, which adjusted the Company’s 2018 tax estimate and resulted in an increase to tax expense of $12 million for 2019.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions by a range of zero to $9 million.
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
Restructuring and Acquisition-Related Costs
The Company has incurred restructuring, transaction and integration costs related to acquisitions, along with restructuring costs in connection with its global cost reduction and productivity initiatives. These costs are recorded in the Corporate, Other and Eliminations category. Please refer to Note 10 of the Consolidated Financial Statements for further information on the nature of these costs.
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (Loss) (in millions):

		Twelve Months Ended December 31,
	Location	2020	2019	2018
Restructuring costs	Cost of sales	$(26)	$(15)	$(17)
Restructuring costs	Other expenses, net	(15)	(12)	(5)
Restructuring costs	Non-operating expense	—	(1)	—
Acquisition-related costs	Marketing and administrative expenses	—	—	(7)
Acquisition-related costs	Other expenses, net	—	—	(9)
Recognition of acquisition inventory fair value step-up	Cost of sales	—	—	(2)
Total restructuring, acquisition and integration-related costs		$(41)	$(28)	$(40)
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
Adjusting (expense) income items to EBIT are shown in the table below (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Restructuring costs	$(41)	$(28)	$(22)
Gains on sale of certain precious metals	26	—	—
Goodwill impairment charge	(944)	—	—
Intangible assets impairment charge	(43)	—	—
Acquisition-related costs	—	—	(16)
Recognition of acquisition inventory fair value step-up	—	—	(2)
Pension settlement losses	—	(43)	—
Environmental liability charges	—	(4)	—
Total adjusting items	$(1,002)	$(75)	$(40)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The reconciliation from Net earnings (loss) attributable to Owens Corning to EBIT and Adjusted EBIT is shown in the table below (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(383)	$405	$545
Net earnings (loss) attributable to noncontrolling interests	(2)	—	2
NET EARNINGS (LOSS)	(385)	405	547
Equity in net earnings (loss) of affiliates	—	1	(1)
Income tax expense	129	186	156
EARNINGS (LOSS) BEFORE TAXES	(256)	590	704
Interest expense, net	132	131	117
Loss on extinguishment of debt	—	32	—
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	(124)	753	821
Adjusting items from above	(1,002)	(75)	(40)
ADJUSTED EBIT	$878	$828	$861

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
Composites
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Net sales	$1,960	$2,059	$2,041
% change from prior year	-5%	1%	-1%
EBIT	$165	$247	$251
EBIT as a % of net sales	8%	12%	12%
Depreciation and amortization expense	$159	$154	$147
NET SALES
Net sales in our Composites segment decreased $99 million in 2020 compared to 2019. The decrease was due to lower sales volumes of approximately 1% due to the impact on demand from the COVID-19 pandemic, lower selling prices of $27 million, the unfavorable impact of $20 million from translating sales denominated in foreign currencies into United States Dollars, and the impact of unfavorable customer and product mix.
EBIT
EBIT in our Composites segment decreased $82 million in 2020 compared to 2019. The decline was driven by the $86 million unfavorable impact of production curtailment actions taken in response to the decline in demand from the COVID-19 pandemic. Favorable manufacturing performance of $43 million was offset by lower selling prices and the unfavorable impact of lower sales volumes. The $19 million unfavorable impact of translating sales and costs denominated in foreign currencies into United States Dollars was offset by lower selling, general and administrative expenses. Lower transportation costs and input cost deflation more than offset the impact of unfavorable customer mix.

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

Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Net sales	$2,607	$2,668	$2,720
% change from prior year	-2%	-2%	36%
EBIT	$250	$230	$290
EBIT as a % of net sales	10%	9%	11%
Depreciation and amortization expense	$201	$194	$186
NET SALES
In our Insulation segment, 2020 net sales decreased $61 million compared to 2019. The decrease was due to the impact of unfavorable customer and product mix, the $18 million unfavorable impact from the divestiture of an immaterial business in the first quarter of 2020, and lower selling prices of $12 million. Volume growth was largely flat across the segment, with positive volume growth in our North American residential fiberglass business offsetting volume declines in our technical and other building insulation businesses.
EBIT
In our Insulation segment, EBIT increased $20 million in 2020 compared to 2019, primarily due to favorable manufacturing performance partially offset by $12 million in lower selling prices. The $19 million favorable impact of lower selling, general and administrative expenses and the $5 million gain on the divestiture of an immaterial business in the first quarter of 2020 were offset by the unfavorable impact of customer and product mix and higher delivery costs.
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

During the fourth quarter of 2020, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.592 million starts, which was up from 1.433 million starts in the fourth quarter of 2019.

Through the fourth quarter of 2020, the North American new residential construction recovery has continued, while global commercial and industrial construction activity has recovered at a slower pace. The Company expects the COVID-19 pandemic will continue to create uncertainty in its end markets. The magnitude of the impact will depend on the depth and duration of the crisis, and the pace of recovery in the end markets and geographies served by the Insulation segment. The company continues to focus on managing costs, capital expenditures, and working capital.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Net sales	$2,695	$2,634	$2,492
% change from prior year	2%	6%	-2%
EBIT	$591	$455	$434
EBIT as a % of net sales	22%	17%	17%
Depreciation and amortization expense	$59	$54	$51
NET SALES
In our Roofing segment, net sales increased $61 million in 2020 compared to 2019. The increase was driven by higher sales volumes of about 6% on higher shingle and components volumes, partially offset by $64 million of lower third-party asphalt sales and $51 million of lower selling prices.
EBIT
In our Roofing segment, EBIT increased $136 million in 2020 compared to 2019. The increase was largely driven by the impact of higher sales volumes, favorable manufacturing performance of $19 million, $12 million in lower transportation costs and the $11 million benefit related to the recovery of certain tariffs paid over the past two years, following a short-term exclusion request granted by the U.S. government. The unfavorable impact of lower selling prices was more than offset by $89 million of input cost deflation, primarily asphalt.
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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Restructuring costs	$(41)	$(28)	$(22)
Gains on sale of certain precious metals	26	—	—
Goodwill impairment charge	(944)	—	—
Intangible assets impairment charge	(43)	—	—
Acquisition-related costs	—	—	(16)
Recognition of acquisition inventory fair value step-up	—	—	(2)
Pension settlement losses	—	(43)	—
Environmental liability charges	—	(4)	—
General corporate expense and other	(128)	(104)	(114)
EBIT	$(1,130)	$(179)	$(154)
Depreciation and amortization	$74	$55	$49
EBIT
In Corporate, Other and Eliminations, EBIT losses in 2020 were $951 million higher compared to 2019, primarily due to the $944 million goodwill impairment charge and $43 million of intangible assets impairment charge recorded in the first quarter of 2020. Additional details of this charge are further explained in both the Critical Accounting Estimates paragraph of MD&A and Note 5 of the Consolidated Financial Statements.
General corporate expense and other in 2020 was $24 million higher than in 2019, driven primarily by higher performance-based compensation associated with improved Adjusted EBIT results for 2020.
OUTLOOK
In 2021, we expect general corporate expenses to range between $135 and 145 million.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary sources of liquidity are its its balance of Cash and cash equivalents of $717 million as of December 31, 2020, its Senior Revolving Credit Facility and its Receivables Securitization Facility (each as defined below).

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

	As of December 31, 2020
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
The Company obtained a term loan commitment on October 27, 2017 for $600 million (the "Term Loan"). The Company entered into the Term Loan, in part, to pay a portion of the purchase price of the Paroc acquisition. The Term Loan contained quarterly principal repayments and full repayment by February 2021. In the third quarter of 2020, the Company repaid all outstanding borrowings on the Term Loan.
The Receivables Securitization Facility and Senior Revolving Credit Facility mature in 2022 and 2024, respectively. The Company has no significant debt maturities of senior notes before 2022. As of December 31, 2020, the Company had $3.1 billion of total debt and cash and cash equivalents of $717 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of December 31, 2020 and December 31, 2019, the Company had $71 million and $30 million, respectively, in cash and cash equivalents in certain of its foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017.
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
Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, meeting financial obligations, payments of quarterly dividends as authorized by our Board of Directors, acquisitions and repaying outstanding amounts under the Senior Revolving Credit Facility and Receivables Securitization Facility if drawn. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our Senior Revolving Credit Facility and our Receivables Securitization Facility, will provide ample liquidity to enable us to meet our cash requirements.
We have outstanding share repurchase authorizations and will evaluate and consider repurchasing shares of our common stock, as well as strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity or generate proceeds.
The credit agreements applicable to our Senior Revolving Credit Facility and Receivables Securitization Facility contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of December 31, 2020.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Supplier Finance Programs
We review supplier terms and conditions on an ongoing basis, and have negotiated payment terms extensions in recent years in connection with our efforts to reduce working capital and improve cash flow. Separate from those terms extension actions, certain of our subsidiaries have entered into paying agency agreements with third-party administrators. These voluntary supply chain finance programs (collectively, the “Programs”) generally give participating suppliers the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions, at the sole discretion of both the suppliers and financial institutions. The Company is not a party to the arrangements between the suppliers and the financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell, or otherwise pledge as collateral, amounts under these arrangements. One of our programs includes a parent guarantee to the participating financial institution for a certain U.S. subsidiary that, at the time of the respective program’s inception in 2015, was a guarantor subsidiary of the Company’s Credit Agreement.
The payables associated with suppliers choosing to voluntarily participate in the Programs were presented as accounts payable within Total current liabilities on the Consolidated Balance Sheets, and totaled $170 million and $117 million as of December 31, 2020 and 2019, respectively. The amounts paid that are associated with suppliers once they chose to voluntarily participate in the Programs for the twelve months ended December 31, 2020, 2019 and 2018 were $375 million, $344 million and $369 million, respectively, with all activity related to the obligations presented within operating activities on the Consolidated Statements of Cash Flows.
The desire of suppliers and financial institutions to participate in the Programs could be negatively impacted by, among other factors, the availability of capital committed by the participating financial institutions, the cost and availability of our suppliers’ capital, a credit rating downgrade or deteriorating financial performance of the Company or its participating subsidiaries, or other changes in financial markets beyond our control. We do not expect these risks, or potential long-term growth of our programs, to materially affect our overall financial condition, as we expect a significant portion of our payments to continue to be made outside of the Programs. Accordingly, we do not believe the programs have materially impacted our current period liquidity, and do not believe that the programs are reasonably likely to materially affect liquidity in the future.
Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$717	$172	$78
Cash provided by operating activities	$1,135	$1,037	$803
Cash used for investing activities	$(205)	$(394)	$(1,589)
Cash (used for) provided by financing activities	$(358)	$(573)	$647
Availability on the Senior Revolving Credit Facility	$796	$796	$791
Availability on the Receivables Securitization Facility	$279	$278	$202
Cash and cash equivalents: Cash and cash equivalents as of December 31, 2020 increased $545 million compared to December 31, 2019, primarily due to higher cash flow provided by operating activities, lower cash paid for property, plant and equipment, and from the issuance of the 2030 senior notes during 2020.
Operating activities: In 2020, the Company generated $1,135 million of cash from operating activities compared to $1,037 million in 2019. The change in cash provided by operating activities was primarily due to lower inventories and higher accounts payable and accrued liabilities compared to 2019.
Investing activities: The $189 million decrease in cash used for investing activities in 2020 compared to 2019 was primarily driven by lower cash paid for property, plant and equipment and higher proceeds from the sale of assets and derivative settlements compared to the prior year.
Financing activities: Net cash used for financing activities in 2020 was $358 million compared to $573 million in 2019. The change year-over-year was primarily due to the issuance of the 2030 senior notes during the second quarter of 2020 and lower

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
payments on the Term Loan (see Note 11 of the Consolidated Financial Statements and the Liquidity section above for further discussion of activities related to debt).
2021 Investments
Capital Expenditures: The Company will continue a balanced approach to the use of its cash flows. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2021 are expected to increase to approximately $460 million, primarily driven by capacity expansion in our Composites segment.

Tax Net Operating Losses and U.S. Foreign Tax Credits (FTCs)

As of December 31, 2020 and 2019, our federal tax net operating losses remaining were $111 million and $126 million, respectively. The decrease in U.S. federal tax NOLs is primarily due to the impact of 2020 estimated taxable income. The company generated a significant U.S. FTC in 2017 of approximately $161 million as a result of changes from the Tax Act. As of December 31, 2020 and 2019, our remaining U.S. FTCs were $49 million and $119 million, respectively. Our NOL and FTC carryforwards are subject to the limitations imposed under sections 382 and 383 of the Internal Revenue Code. These limits are triggered when a change in control occurs and are computed based upon several variable factors including the share price of the Company’s common stock on the date of the change in control. A change in control is generally defined as a cumulative change of more than 50% in the ownership positions of certain stockholders during a rolling three-year period.

In addition to the United States federal tax NOLs described above, we have NOLs in various state and foreign jurisdictions which totaled $1,160 million and $418 million as of December 31, 2020, respectively, and $1,352 million and $366 million as of December 31, 2019, respectively. The decrease in state NOL is due to our estimate of 2020 taxable income. The evaluation of the amount of NOLs and FTCs expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. In assessing the realizability of our deferred tax assets, we have not relied on any material future tax planning strategies. We have forecasted future results in accordance with the recently enacted Tax Act using estimates management believes to be reasonable, which are based on independent evidence such as expected trends resulting from certain leading economic indicators, such as global industrial production and new U.S. residential housing starts. In order to utilize our NOLs, we estimate that the Company will need to generate future federal, state and foreign earnings before taxes of approximately $111 million, $1,115 million and $395 million, respectively. Management believes the Company will generate sufficient future taxable income within the statutory limitations in order to fully realize the carrying value of its U.S. federal NOLs. As of December 31, 2020, a valuation allowance was established for U.S. FTC carryforwards and certain state and foreign jurisdictions’ NOL carryforwards.
The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management’s forecasts. Should we determine that it is likely that our deferred income tax assets are not realizable, we would be required to reduce our deferred tax assets reflected on our Consolidated Financial Statements to the net realizable amount by establishing an accounting valuation allowance and recording a corresponding charge to current earnings. Such adjustments could be material to the financial statements. To date, we have recorded valuation allowances against certain of these deferred tax assets totaling $133 million as of December 31, 2020.
Pension Contributions
Please refer to Note 12 of the Consolidated Financial Statements. The Company has several defined benefit pension plans. The Company made cash contributions of $122 million and $46 million to the plans during the twelve months ended December 31, 2020 and 2019, respectively. The Company expects to contribute $25 million in cash to its pension plans during 2021. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.

Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.

Fair Value Measurement
Please refer to Notes 1, 4, and 11 of the Consolidated Financial Statements.

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
CONTRACTUAL OBLIGATIONS
In the ordinary course of business, the Company enters into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2020 are as follows (in millions):

	Payments due by period
	2021	2022	2023	2024	2025	2026 and beyond	Total
Long-term debt obligations	$—	$184	$—	$400	$—	$2,526	$3,110
Interest on variable rate debt (1), fixed rate debt, finance lease payments	140	139	130	131	114	1,393	2,047
Finance lease obligations	19	17	13	7	4	18	78
Operating lease obligations	59	45	28	15	8	13	168
Purchase obligations (2)	238	77	57	18	14	38	442
Deferred acquisition payments	3	—	—	—	—	—	3
Pension contributions (3)	25	—	—	—	—	—	25
Total (4)	$484	$462	$228	$571	$140	$3,988	$5,873

(1)Interest on variable rate debt is calculated using LIBOR rates as of December 31, 2020 plus a facility credit spread for all future periods.
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
(3)Pension contributions include estimated contributions for our defined benefit pension plans. The Company is not presenting estimated payments in the table above beyond 2021 as funding can vary significantly from year to year based upon changes in the fair value of plan assets, funding regulations and actuarial assumptions.
(4)The Company has not included its accounting for uncertainty in income taxes liability in the contractual obligation table as the timing of payment, if any, cannot be reasonably estimated. The balance of this liability at December 31, 2020 was $19 million.

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

First Quarter of 2020 Goodwill Impairment Charge

As of the prior year annual goodwill impairment testing date (October 1, 2019), testing indicated that the business enterprise value for the Insulation reporting unit exceeded its carrying value by approximately 10%. As described in our 2019 Form 10-K, there was uncertainty surrounding the macroeconomic factors impacting this reporting unit and a downturn in these factors or a change in the long-term revenue growth or profitability for this reporting unit could increase the likelihood of a future impairment. Accordingly, the Insulation reporting unit was the reporting unit most susceptible to an impairment during an economic downturn.

In the first quarter of 2020, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. The valuation limitation from the Company’s share price decline during the first quarter of 2020, the narrow cushion on the Insulation reporting unit and the high level of near-term macroeconomic uncertainty related to the COVID-19 pandemic caused the Company to perform an interim goodwill impairment test as of March 31, 2020 over the Insulation reporting unit. After evaluating and weighing all relevant events and circumstances, and considering the substantial excess fair values for these reporting units, we concluded that it was not more likely than not that the fair value of the Roofing and Composites reporting units were less than their carrying values. Consequently, we determined that it was not necessary to perform an interim impairment test for the Roofing and Composites reporting units.

As part of our quantitative testing process for goodwill of the Insulation reporting unit, we estimated fair values using a discounted cash flow analysis, a form of the income approach, from the perspective of a market participant. Significant assumptions used in the discounted cash flow analysis were revenue growth rates and EBIT margins used in estimating discrete period cash flow forecasts of the reporting unit, the discount rate, and the long-term revenue growth rate and EBIT margins used in estimating the terminal business value. For our interim test, the cash flow forecasts of the reporting unit were based upon management’s near-term and long-term views of our markets and represented the forecasts used by senior management and the Board of Directors to operate the business during the COVID-19 pandemic and evaluate operating performance in the first quarter of 2020. The discount rate utilized was management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta, which included an additional risk premium due to uncertainty surrounding the level and pace of economic recovery. The terminal business value was determined by applying the long-term growth rate to the latest year for which a forecast exists. At the time of the analysis, the Company asserted that the Insulation reporting unit’s long-term market-size and profitability outlook had not meaningfully deteriorated since the time of our most recent annual impairment test. The overall enterprise fair value of the Company was limited by the decline in our share price in the first quarter of 2020. The reduction in fair value of the Insulation reporting unit, and corresponding impairment charge, was primarily driven by an increase in the discount rate arising from higher equity risk premiums that reflected significant uncertainty surrounding the effect that the COVID-19 pandemic would have on the reporting unit’s near-term cash flows and a decrease in the reporting unit's forecasted near-term cash flows. As part of our goodwill quantitative testing process, the Company evaluates whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing. Please refer to Note 5 of the Consolidated Financial Statements for additional details on the impairment charge that was recorded in the first quarter of 2020.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
2020 Annual Goodwill Impairment Assessment

Goodwill is an intangible asset that is not subject to amortization; however, annual tests are required to be performed to determine whether impairment exists. Prior to performing impairment testing process described in ASC 350-20, the guidance permits companies to assess qualitative factors to determine if it is more likely than not that a reporting unit’s fair value is less than its carrying value. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the one-step impairment test. Events and circumstances we consider in performing the qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, and the operational stability and the overall financial performance of the reporting units. If it is more likely than not that a reporting unit’s fair value is greater than its carrying value, then no additional testing is required. If it is more likely than not that a reporting unit’s fair value is less than or close to its carrying value, then the impairment test must be performed to determine if impairment is required.
In 2020, the Company has elected to perform the qualitative approach on its Roofing and Composites reporting units, and proceeded in performing a step one analysis for the Insulation reporting unit. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of the Roofing and Composites reporting units was less than their carrying amounts. Consequently, we did not perform a step one quantitative analysis for the Roofing and Composites reporting units and determined goodwill was not impaired for 2020.
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
Our annual test of goodwill for impairment was conducted as of October 1, 2020. As a result of the Insulation reporting unit's improved financial performance throughout 2020, an improved outlook in the macroeconomic factors impacting the Insulation reporting unit, and the significant recovery of the Company's stock price since the first quarter of 2020, the fair value of the Insulation reporting unit was significantly in excess of its carrying value and, thus, no impairment exists.
The following table summarizes the segment allocation of recorded goodwill on our Consolidated Balance Sheets as of December 31, 2019 and December 31, 2020 (in millions):

Segment	December 31, 2020	Percent of Total	December 31, 2019	Percent of Total
Composites	$57	6%	$57	3%
Insulation	532	54%	1,479	77%
Roofing	400	40%	396	20%
Total goodwill	$989	100%	$1,932	100%

First Quarter of 2020 Intangible Assets Impairment Charge

Other indefinite-lived intangible assets are the Company’s trademarks. Our prior year annual test of indefinite-lived intangibles was conducted as of October 1, 2019. The fair value of each of our indefinite-lived intangible assets was in excess of its carrying value and thus, no impairment existed. The fair value of these assets substantially exceeded the carrying value as of the date of that assessment.

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
due to the near-term economic uncertainty from the COVID-19 pandemic and its impact on the projected revenue derived from the trademarks. For two assets used by our Insulation segment, the reduction in fair values, and corresponding impairment charges, were driven by a lower expected near-term sales outlook, the compounding effect of lower expected sales following an immaterial divestiture in the first quarter of 2020 and a higher discount rate associated with the near-term economic uncertainty from the COVID-19 pandemic. Please refer to Note 5 of the Consolidated Financial Statements for additional details on the impairment charges that were recorded in the first quarter of 2020. The assets affected by the impairment charge had an aggregate carrying value of $264 million as of December 31, 2020.

Annual 2020 Indefinite-lived Intangible Asset Impairment Assessment

Fair values used in testing for potential impairment of our trademarks are calculated by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation are discounted at a rate based on a market participant discount rate. Our annual test of indefinite-lived intangibles was conducted as of October 1, 2020. The fair value of each of our indefinite-lived intangible assets was in excess of its carrying value and thus, no impairment exists.
Testing indicated that the outlook had improved for the macroeconomic factors impacting our global cellular glass insulation products such that the fair value of the trademark that was previously impaired in the first quarter of 2020 now substantially exceeds its carrying value.
Testing also indicated that the fair value of a trade name used by our European building and technical insulation business within our Insulation segment exceeded its carrying value by approximately 7%. A change in the estimated long-term revenue growth rate or increase in the discount rate assumption could increase the likelihood of a future impairment for this asset. Assuming all other assumptions remain constant, a 50 basis point increase in the selected discount rate of 11.0% would decrease the fair value of the trade name by approximately 5%, and a 50 basis point decrease in the selected long-term growth rate of 1.5% would decrease the fair value of the trade name by approximately 3%. The affected asset had a carrying value of $173 million as of December 31, 2020.
The fair value of the remaining assets substantially exceeded the carrying value as of the date of our assessment.
Long-lived Asset Recoverability Assessment
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
However, changes in management intentions, market conditions, operating performance and other similar circumstances could affect the assumptions used in these impairment tests. Changes in the assumptions could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.
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
Two key assumptions that could have a significant impact on the measurement of pension liabilities and pension expense are the discount rate and the expected return on plan assets. For our largest plan, the United States plan, the discount rate used for the December 31, 2020 measurement date is based on a yield curve approach where the expected future benefit payments are matched with a yield curve derived from certain AA-rated corporate bonds.
The result supported a discount rate of 2.50% at December 31, 2020 compared to 3.30% at December 31, 2019. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the December 31, 2020 projected benefit obligation for the United States pension plan by approximately $26 million. A 25 basis point increase (decrease) in the discount rate would decrease (increase) 2021 net periodic pension cost by less than $1 million.
The expected return on plan assets in the United States was derived by taking into consideration the target plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers and plan related and investment related expenses paid from the plan trust. The Company uses the target plan asset allocation because we rebalance our portfolio to target on a quarterly basis. An asset return model was used to develop an expected range of returns on plan investments over a 20-year period, with the expected rate of return selected from a best estimate range within the total range of projected results. This process resulted in the selection of an expected return of 4.75% at the December 31, 2020 measurement date, which is used to determine net periodic pension cost for the year 2021. This assumption is down from the 6.50% return selected at the December 31, 2019 measurement date. A 25 basis point increase (decrease) in return on plan assets assumption would result in a respective decrease (increase) of 2021 net periodic pension cost by approximately $2 million.
The discount rate for our United States postretirement plan was selected using the same method as described for the pension plan. The result supported a discount rate of 2.25% at December 31, 2020 compared to 3.10% at December 31, 2019. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the United States postretirement benefit obligation by approximately $4 million and decrease (increase) 2021 net periodic postretirement benefit cost by less than $1 million.
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
•issues related to acquisitions, divestitures and joint ventures or expansions;
•legislation and related regulations or interpretations, in the United States or elsewhere;
•industry and economic conditions that affect the market and operating conditions of our customers, suppliers or lenders;
•domestic and international economic and political conditions, policies or other governmental actions;
•climate change, weather conditions and storm activity;
•changes to tariff, trade or investment policies or laws;
•uninsured losses, including those from natural disasters, catastrophes, pandemics, theft or sabotage;
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
•foreign exchange and commodity price fluctuations;
•our level of indebtedness;
•our liquidity and the availability and cost of credit;
•levels of goodwill or other indefinite-lived intangible assets;
•price volatility in certain wind energy markets in the U.S;
•our ability to utilize our net operating loss carryforwards;
•loss of key employees, labor disputes or shortages; and
•defined benefit plan funding obligations

All forward-looking statements in this report should be considered in the context of the risks and other factors described herein, and in Item 1A above, and as detailed from time to time in the Company’s filings with the U.S. Securities and Exchange Commission. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

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
Foreign Exchange Rate Risk
The Company has transactional foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company enters into various forward contracts, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. Exposures are related to the United States Dollar primarily relative to the Brazilian Real, Chinese Yuan, European Euro, Hong Kong Dollar, Indian Rupee, and South Korean Won exchange rates. Also, there are additional exposures related to the European Euro primarily versus the Russian Ruble and Polish Zloty. These transactional risks are mitigated through the use of derivative financial instruments and balancing of cash deposits and loans. The net fair value of derivative financial instruments used to limit exposure to foreign currency risk was $43 million and $9 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the potential change in fair value for such financial instruments from an increase (decrease) of 10% in the quoted foreign currency exchange rates would be a (decrease) increase of approximately $40 million and $37 million, respectively. As of December 31, 2019, the potential change in fair value for such financial instruments from an increase (decrease) of 10% in the quoted foreign currency exchange rates would be a (decrease) increase of approximately $49 million and $49 million, respectively.
We have translation exposure resulting from translating the financial statements of foreign subsidiaries into United States Dollars. Our most significant translation exposures are the Canadian Dollar, Chinese Yuan, European Euro, Indian Rupee, and Polish Zloty in relation to the United States Dollar. The Company has hedged portions of the net investment in foreign subsidiaries against fluctuations in the European Euro through derivative financial instruments. The net fair value of these instruments was $6 million and $8 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the potential change in fair value for such financial instruments from an increase (decrease) of 10% in the quoted foreign currency exchange rates would be a (decrease) increase of approximately $26 million and $57 million, respectively.

Interest Rate Risk
The Company is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. The Company has a Senior Revolving Credit Facility, Receivables Securitization Facility, Term Loan (fully repaid in 2020), other floating rate debt and cash and cash equivalents which are exposed to floating interest rates and may impact cash flow. As of December 31, 2020, the Company had no borrowings on its Senior Revolving Credit Facility or Receivables Securitization Facility, with the balance of other floating rate debt of $1 million. As of December 31, 2019, the Company had no borrowings on its Senior Revolving Credit Facility or Receivables Securitization Facility, and $200 million outstanding on its Term Loan, with the balance of other floating rate debt of $20 million. Cash and cash equivalents were $717 million and $172 million at December 31, 2020 and 2019, respectively. Based on the year-end outstanding balances on floating rate debt, a one percentage point increase (decrease) in interest rates at December 31, 2020 and 2019 would increase (decrease) our annual net interest expense by less than $1 million and $2 million, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
The fair market value of the Company’s senior notes are subject to interest rate risk. The following table shows how a one percentage point increase / decrease in interest rates would impact the fair market value of the senior notes:

	Senior Notes Maturity Year
As of December 31, 2020:	2022	2024	2026	2029	2030	2036	2047	2048
Increase in interest rates
Decrease in fair value	2%	4%	5%	7%	8%	10%	15%	15%
Decrease in interest rates
Increase in fair value	2%	4%	5%	8%	8%	11%	19%	19%

	Senior Notes Maturity Year
As of December 31, 2019:	2022	2024	2026	2029	2030	2036	2047	2048
Increase in interest rates
Decrease in fair value	3%	4%	6%	8%	n/a	10%	14%	14%
Decrease in interest rates
Increase in fair value	3%	5%	6%	8%	n/a	12%	18%	18%
Commodity Price Risk
The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as natural gas, and raw materials, such as asphalt and polystyrene. The Company enters into cash-settled natural gas swap contracts in certain markets to protect against changes in natural gas prices that mature within 15 months; however, no financial instruments are currently used to protect against changes in raw material costs. At December 31, 2020 and 2019, the net fair value of such swap contracts was less than $1 million and $3 million, respectively. The potential change in fair value at December 31, 2020 and 2019 resulting from an increase (decrease) of 10% in the underlying commodity prices would be an increase (decrease) of $1 million in both years. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Pages 58 through 107 of this filing are incorporated herein by reference.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
A report of the Company’s management on the Company’s internal control over financial reporting is contained on page 54 hereof and is incorporated here by reference. PricewaterhouseCoopers LLP’s report on the effectiveness of internal control over financial reporting is included in the Report of Independent Registered Public Accounting Firm beginning on page 55 hereof.

ITEM 9B.	OTHER INFORMATION
None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to directors and corporate governance will be presented in the 2021 Proxy Statement in the sections titled “Information Concerning Directors” and “Governance Information,” and such information is incorporated herein by reference.
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
Information regarding executive officer and director compensation will be presented in the 2021 Proxy Statement under the section titled “Executive Compensation,” exclusive of the subsection titled “Compensation Committee Report,” and the section titled “2020 Non-Management Director Compensation,” and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in the 2021 Proxy Statement under the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans,” and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence will be presented in the 2021 Proxy Statement under the sections titled “Review of Transactions with Related Persons,” “Director Qualifications Standards” and “Director Independence,” and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services will be presented in the 2021 Proxy Statement under the sections titled “Principal Accountant Fees and Services,” and such information is incorporated herein by reference.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)DOCUMENTS FILED AS PART OF THIS REPORT
1.See Index to Consolidated Financial Statements on page 53 hereof.
2.See Index to Financial Statement Schedules on page 108 hereof.
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
2.1
Purchase Agreement, dated as of October 27, 2017, by and among Owens Corning Finland Oy, Parry Investment S.A. and the individuals party thereto (incorporated by reference to Exhibit 2.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed February 5, 2018).+

2.2
Amendment Agreement, dated February 2, 2018, related to the Purchase Agreement, dated October 27, 2017, by and among Owens Corning Finland Oy, Parry Investment S.A. and the individuals party thereto (incorporated by reference to Exhibit 2.1 to Owens Corning’s Quarterly Report of Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2018).

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

4.2	Form of 7.000% Senior Notes due 2036 (incorporated by reference to Exhibit 4.1 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

4.3
First Supplemental Indenture, dated as of April 13, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 13, 2007).

4.4
Second Supplemental Indenture, dated as of December 12, 2007, by and among Owens Corning, each of the guarantors named therein and LaSalle Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2007).

4.5
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

4.25
Eleventh Supplemental Indenture, dated as of August 12, 2019, by and among Owens Corning and BofA Securities, Inc., Citigroup Global Markets Inc., and Wells Fargo Securities, LLC as representatives of the several underwriters named therein (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed August 12, 2019).

4.26	Form of 3.950% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed August 12, 2019).

4.27
Twelfth Supplemental Indenture, dated as of May 7, 2020, by and among Owens Corning and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed May 12, 2020).

4.28	Form of 3.875% Senior Note due 2030 (incorporated by reference to Exhibit 4.2 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed May 12, 2020.

4.29
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.26 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2019).

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

10.4
First Amendment, dated April 12, 2018, related to the Second Amended and Restated Receivables Purchase Agreement, dated as of May 5, 2017 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2018).

10.5
Second Amendment to Second Amended and Restated Receivables Purchase Agreement, dated April 8, 2019 (incorporated by reference to Exhibit 10.1 to Owens Corning's Quarterly Report on Form 10-Q (File 1-133100) for the quarter ended June 30, 2019).

10.6
Purchase and Sale Agreement, dated as of March 31, 2011, between Owens Corning Sales, LLC and Owens Corning Receivables, LLC (incorporated by reference to Exhibit 10.2 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed April 5, 2011).

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

10.16	Owens Corning 2021 Corporate Incentive Plan (filed herewith).*

10.17	Owens Corning Amended and Restated Deferred Compensation Plan, effective as of January 1, 2021 (filed herewith).*

10.18	Owens Corning 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 23, 2010).*

10.19	Owens Corning 2013 Stock Plan (incorporated by reference to Annex C to Owens Corning’s Proxy Statement (File No 1-33100), filed March 14, 2013).*

10.20	Owens Corning 2016 Stock Plan (incorporated by reference to Exhibit 10.39 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2016).*

10.21	Owens Corning 2019 Stock Plan (incorporated by reference to Exhibit 10.1 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2019).*

10.22	Amended and Restated Owens Corning Employee Stock Purchase Plan, (incorporated by reference to Exhibit 10.1 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed April 21, 2020).*

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

10.25
Form of Owens Corning 2018 Long Term Incentive Program Award Agreement for Restricted Stock (incorporated by reference to Exhibit 10.3 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2018).

10.26
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

10.30	Form of Owens Corning 2020 Long Term Incentive Program Award Agreement pursuant to the Owens Corning 2019 Stock Plan for Performance Share Unit Award (filed herewith).*

10.31
Form of Long Term Incentive Program Award Agreement for Restricted Stock (incorporated by reference to Exhibit 10.35 to Owens Corning’s Quarterly Report on Form 10-Q (File 1-33100), for the quarter ended June 30, 2015).*

10.32	Form of Owens Corning 2020 Long Term Incentive Program Award Agreement pursuant to the Owens Corning 2019 Stock Plan for Restricted Stock Unit Award (filed herewith).*

21.1	Subsidiaries of Owens Corning (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101
The following materials from the Annual Report on Form 10-K for Owens Corning for the period ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss); (ii) Consolidated Statements of Comprehensive Earnings (Loss); (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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
OWENS CORNING

By	/s/ Brian D. Chambers	February 17, 2021
Brian D. Chambers
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Brian D. Chambers	February 17, 2021
Brian D. Chambers,
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kenneth S. Parks	February 17, 2021
Kenneth S. Parks,
Chief Financial Officer (Principal Financial Officer)

/s/ Kelly J. Schmidt	February 17, 2021
Kelly J. Schmidt,
Vice President and Controller

/s/ Eduardo Cordeiro	February 17, 2021
Eduardo Cordeiro,
Director

/s/ Adrienne Elsner	February 17, 2021
Adrienne Elsner,
Director

/s/ J. Brian Ferguson	February 17, 2021
J. Brian Ferguson,
Director

/s/ Alfred E. Festa	February 17, 2021
Alfred E. Festa,
Director

/s/ Ralph F. Hake	February 17, 2021
Ralph F. Hake,
Director

/s/ Edward F. Lonergan	February 17, 2021
Edward F. Lonergan,
Director

/s/ Maryann T. Mannen	February 17, 2021
Maryann T. Mannen,
Director

/s/ Paul E. Martin	February 17, 2021
Paul E. Martin,
Director

/s/ W. Howard Morris	February 17, 2021
W. Howard Morris,
Director

/s/ Suzanne P. Nimocks	February 17, 2021
Suzanne P. Nimocks,
Director

/s/ John D. Williams	February 17, 2021
John D. Williams,
Director

Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
PricewaterhouseCoopers LLP has audited the effectiveness of the internal controls over financial reporting as of December 31, 2020 as stated in their Report of Independent Registered Public Accounting Firm on page 55 hereof.
Based on our assessment, management determined that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

/s/ Brian D. Chambers	February 17, 2021
Brian D. Chambers,
Chief Executive Officer (Principal Executive Officer)

/s/ Kenneth S. Parks	February 17, 2021
Kenneth S. Parks,
Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Owens Corning:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Owens Corning and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of earnings (loss), of comprehensive earnings (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2020 appearing on page 111 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessments – Insulation Reporting Unit

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $989 million as of December 31, 2020, and the goodwill associated with the Insulation reporting unit was $532 million. Management tests goodwill for impairment as of October 1st each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the first quarter of 2020, management performed its assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. The Company’s significant share price reduction during the ongoing COVID-19 pandemic, the narrow cushion on the Insulation reporting unit and the high level of near-term macroeconomic uncertainty caused management to perform an interim goodwill impairment test as of March 31, 2020 over the Insulation reporting unit. Based on the results of this testing, management recorded a $944 million pre-tax non-cash impairment charge. Management estimates fair value using a discounted cash flow approach from the perspective of a market participant. Significant assumptions used in the discounted cash flow approach are revenue growth rates and earnings before interest and taxes (“EBIT”) margins used in estimating the discrete period cash flow forecasts of the reporting unit, the discount rate, and the long-term revenue growth rate and EBIT margins used in estimating the terminal business value.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Insulation reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates and EBIT margins used in estimating the discrete period cash flow forecasts of the reporting unit, the discount rate, and the long-term revenue growth rate and EBIT margin used in estimating the terminal business value; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the review of significant assumptions used in the valuation of the Insulation reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value measurement of the Insulation reporting unit; (ii) evaluating the appropriateness of the discounted cash flow approach; (iii) testing the completeness and accuracy of underlying data used in the approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rates and EBIT margins used in estimating the discrete period cash flow forecasts, the discount rate, and the long-term revenue growth rate and EBIT margin used in estimating the terminal business value. Evaluating management’s assumptions related to the revenue growth rates and EBIT margins used in estimating the discrete period cash flow forecasts and EBIT margin used in estimating the terminal business value involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s discounted cash flow approach and the discount rate and long-term revenue growth rate assumptions.

Indefinite-Lived Intangible Asset Impairment Assessments – One Trademark and One Trade Name in the Insulation Segment

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated intangible assets, net balance was $1,667 million as of December 31, 2020, which includes $1,109 million of trademarks and trade names. Management tests indefinite-lived intangible assets for impairment as of October 1st each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value below its carrying amount. In the first quarter of 2020, management performed an interim impairment test of one indefinite-lived trademark and one trade name used by the Company’s Insulation segment, based on the macroeconomic conditions that precipitated the interim goodwill impairment test described above. Based on the results of this testing, management recorded pre-tax non-cash impairment charges totaling $43 million in the first quarter of 2020 related to one trademark and one trade name in the Insulation segment. The assets affected by this impairment charge had an aggregate carrying value of $264 million as of December 31, 2020. Management uses the royalty relief approach to determine whether it is more likely than not that the fair value of these assets is less than its carrying amount. When applying the royalty relief approach, management performs a discounted cash flow analysis based on the value derived from owning these trademarks and trade names and being relieved from paying royalty to third parties. Significant assumptions used include the discrete-period revenue growth rates, royalty rates, discount rates, and terminal value.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessments for one trademark and one trade name in the Insulation segment is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the trademark and trade name; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the discrete-period revenue growth rates, royalty rates, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessments, including controls over the review of significant assumptions used in the valuation of the Insulation trademark and trade name. These procedures also included, among others (i) testing management’s process for developing the fair value measurements of the Insulation trademark and trade name; (ii) evaluating the appropriateness of the royalty relief approach; (iii) testing the completeness and accuracy of underlying data used in the approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discrete period revenue growth rates, royalty rates, and discount rates. Evaluating management’s assumptions related to the discrete-period revenue growth rates, royalty rates, and discount rates used in estimating the fair value of the trademark and trade name involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the business associated with the Insulation trademark and trade name; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discount rates.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 17, 2021
We have served as the Company’s auditor since 2002.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(in millions, except per share amounts)

	Twelve Months Ended December 31,
	2020	2019	2018
NET SALES	$7,055	$7,160	$7,057
COST OF SALES	5,445	5,551	5,425
Gross margin	1,610	1,609	1,632
OPERATING EXPENSES
Marketing and administrative expenses	664	698	700
Science and technology expenses	82	87	89
Goodwill impairment charge	944	—	—
Other expenses, net	58	37	36
Total operating expenses	1,748	822	825
OPERATING INCOME (LOSS)	(138)	787	807
Non-operating expense (income)	(14)	34	(14)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	(124)	753	821
Interest expense, net	132	131	117
Loss on extinguishment of debt	—	32	—
EARNINGS (LOSS) BEFORE TAXES	(256)	590	704
Income tax expense	129	186	156
Equity in net earnings (loss) of affiliates	—	1	(1)
NET EARNINGS (LOSS)	(385)	405	547
Net earnings (loss) attributable to noncontrolling interests	(2)	—	2
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(383)	$405	$545
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$(3.53)	$3.71	$4.94
Diluted	$(3.53)	$3.68	$4.89
WEIGHTED AVERAGE COMMON SHARES
Basic	108.6	109.2	110.4
Diluted	108.6	110.1	111.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(in millions)

	Twelve Months Ended December 31,
	2020	2019	2018
NET EARNINGS (LOSS)	$(385)	$405	$547
Currency translation adjustment (net of tax of $(4), $(4) and $(4), for the periods ended December 31, 2020, 2019 and 2018, respectively)	62	24	(123)
Pension and other postretirement adjustment (net of tax of $14, $(10), and $6, for the periods ended December 31, 2020, 2019 and 2018, respectively)	(46)	24	(19)
Hedging adjustment (net of tax of $(3), $1 and $0, for the periods ended December 31, 2020, 2019 and 2018, respectively)	6	(2)	—
COMPREHENSIVE EARNINGS (LOSS)	(363)	451	405
Comprehensive earnings (loss) attributable to noncontrolling interests	(2)	—	2
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$(361)	$451	$403

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$717	$172
Receivables, less allowances of $10 at December 31, 2020 and $11 at December 31, 2019	919	770
Inventories	855	1,033
Other current assets	115	86
Total current assets	2,606	2,061
Property, plant and equipment, net	3,809	3,855
Operating lease right-of-use assets	154	203
Goodwill	989	1,932
Intangible assets, net	1,667	1,721
Deferred income taxes	28	46
Other non-current assets	228	188
TOTAL ASSETS	$9,481	$10,006
LIABILITIES AND EQUITY
Total current liabilities	$1,440	$1,329
Long-term debt, net of current portion	3,126	2,986
Pension plan liability	159	231
Other employee benefits liability	171	179
Non-current operating lease liabilities	99	138
Deferred income taxes	332	272
Other liabilities	213	200
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,059	4,051
Accumulated earnings	1,829	2,319
Accumulated other comprehensive deficit	(588)	(610)
Cost of common stock in treasury (c)	(1,400)	(1,130)
Total Owens Corning stockholders’ equity	3,901	4,631
Noncontrolling interests	40	40
Total equity	3,941	4,671
TOTAL LIABILITIES AND EQUITY	$9,481	$10,006

(a)10 shares authorized; none issued or outstanding at December 31, 2020 and December 31, 2019
(b)400 shares authorized; 135.5 issued and 105.6 outstanding at December 31, 2020; 135.5 issued and 109.0 outstanding at December 31, 2019
(c)29.9 shares at December 31, 2020 and 26.5 shares at December 31, 2019
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2017	111.5	$1	24.0	$(911)	$4,011	$1,575	$(514)	$42	$4,204
Net earnings attributable to Owens Corning	—	—	—	—	—	545	—	—	545
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Currency translation adjustment	—	—	—	—	—	—	(123)	(2)	(125)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(19)	—	(19)
Issuance of common stock under share-based payment plans	1.0	—	(1.0)	44	(30)	—	—	—	14
Purchases of treasury stock	(3.0)	—	3.0	(236)	—	—	—	—	(236)
Stock-based compensation expense	—	—	—	—	47	—	—	—	47
Cumulative effect of accounting change (d)	—	—	—	—	—	(12)	—	—	(12)
Dividends declared (e)	—	—	—	—	—	(95)	—	(1)	(96)
Balance at December 31, 2018	109.5	$1	26.0	$(1,103)	$4,028	$2,013	$(656)	$41	$4,324
Net earnings attributable to Owens Corning	—	—	—	—	—	405	—	—	405
Currency translation adjustment	—	—	—	—	—	—	24	(1)	23
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	24	—	24
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	(2)	—	(2)
Issuance of common stock under share-based payment plans	0.8	—	(0.8)	34	(16)	—	—	—	18
Purchases of treasury stock	(1.3)	—	1.3	(61)	—	—	—	—	(61)
Stock-based compensation expense	—	—	—	—	39	—	—	—	39
Dividends declared (e)	—	—	—	—	—	(99)	—	—	(99)
Balance at December 31, 2019	109.0	$1	26.5	$(1,130)	$4,051	$2,319	$(610)	$40	$4,671
Net loss attributable to Owens Corning	—	—	—	—	—	(383)	—	—	(383)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Currency translation adjustment	—	—	—	—	—	—	62	3	65
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(46)	—	(46)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	6	—	6
Issuance of common stock under share-based payment plans	1.1	—	(1.1)	48	(33)	—	—	—	15
Purchases of treasury stock	(4.5)	—	4.5	(318)	—	—	—	—	(318)
Stock-based compensation expense	—	—	—	—	41	—	—	—	41
Dividends declared (e)	—	—	—	—	—	(107)	—	(1)	(108)
Balance at December 31, 2020	105.6	$1	29.9	$(1,400)	$4,059	$1,829	$(588)	$40	$3,941

(a)Additional Paid in Capital (APIC)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Cumulative effect of accounting change relates to our adoption of ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" and ASU 2016-16 "Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)."
(e)Dividend declarations of $0.98 per share as of December 31, 2020, $0.90 per share as of December 31, 2019, and $0.85 per share as of December 31, 2018.
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Twelve Months Ended December 31,
	2020	2019	2018
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings (loss)	$(385)	$405	$547
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	493	457	433
Deferred income taxes	86	118	141
Provision for pension and other employee benefits liabilities	(3)	45	—
Stock-based compensation expense	41	39	47
Goodwill impairment charge	944	—	—
Intangible assets impairment charge	43	—	—
Loss on extinguishment of debt	—	32	—
Other adjustments to reconcile net earnings (loss) to cash provided by operating activities	(40)	(28)	(49)
Change in operating assets and liabilities:
Changes in receivables, net	(109)	19	39
Changes in inventories	189	35	(216)
Changes in accounts payable and accrued liabilities	25	(11)	(89)
Changes in other operating assets and liabilities	(11)	(10)	7
Pension fund contributions	(122)	(46)	(40)
Payments for other employee benefits liabilities	(13)	(15)	(19)
Other	(3)	(3)	2
Net cash flow provided by operating activities	1,135	1,037	803
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(307)	(447)	(537)
Derivative settlements	50	31	64
Proceeds from the sale of assets or affiliates	52	22	27
Investment in subsidiaries and affiliates, net of cash acquired	—	—	(1,143)
Net cash flow used for investing activities	(205)	(394)	(1,589)
NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	876	2,172	1,954
Payments on senior revolving credit and receivables securitization facilities	(876)	(2,248)	(1,879)
Proceeds from term loan borrowing	—	—	600
Payments on term loan borrowing	(200)	(300)	(100)
Proceeds from long-term debt	297	445	389
Payments on long-term debt	—	(484)	—
Dividends paid	(104)	(95)	(92)
Net (decrease) increase in short-term debt	(19)	4	16
Purchases of treasury stock	(318)	(61)	(236)
Other	(14)	(6)	(5)
Net cash flow (used for) provided by financing activities	(358)	(573)	647
Effect of exchange rate changes on cash	(27)	24	(29)
Net increase (decrease) in cash, cash equivalents and restricted cash	545	94	(168)
Cash, cash equivalents and restricted cash at beginning of period	179	85	253
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$724	$179	$85
DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$78	$58	$91
Cash paid during the year for interest	$135	$131	$158

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Owens Corning, a Delaware corporation, is a global building and construction materials leader that manufactures and delivers a broad range of high-quality insulation, roofing and fiberglass composite materials. The Company operates within three segments: Composites, Insulation and Roofing. Through these lines of business, Owens Corning manufactures and sells products worldwide. The Company maintains leading market positions in many of its major product categories.
General

On February 4, 2021, the Board of Directors declared a quarterly dividend of $0.26 per common share payable on April 2, 2021 to shareholders of record as of March 5, 2021.
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
Reclassifications
Certain reclassifications have been made to the 2019 and 2018 Consolidated Financial Statements and Notes to the Consolidated Financial Statements to conform to the classifications used in 2020.
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
We sell separately-priced warranties that extend certain product and workmanship coverages beyond our standard product warranty, which is described in Note 9. The up-front consideration on extended warranty contracts is deferred and recognized as revenue over time, based on the respective coverage period, ranging from 16 to 20 years. On an annual basis, we expect to recognize approximately $4 million of revenue associated with these extended warranty contracts. Additionally, in certain limited cases, we receive consideration before goods or services are transferred to the customer. These customer down payments and deposits are deferred, and typically recognized as revenue in the following quarter when we satisfy the related performance obligations.
As of December 31, 2019, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $60 million, of which $19 million was recognized as revenue throughout 2020. As of December 31, 2020, our contract liability balances totaled $66 million.
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

Marketing and Advertising Expenses
Marketing and advertising expenses are included in Marketing and administrative expenses. These costs include advertising and marketing communications, which are expensed the first time the advertisement takes place. Marketing and advertising expenses for the years ended December 31, 2020, 2019 and 2018 were $98 million, $117 million and $120 million, respectively.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash, Cash Equivalents and Restricted Cash
The Company defines cash and cash equivalents as cash and time deposits with maturities of three months or less when purchased. On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $7 million as of December 31, 2020, 2019 and 2018. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, and is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.
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
Investments in Affiliates
The Company accounts for investments in affiliates of 20% to 50% ownership when the Company does not have a controlling financial interest using the equity method under which the Company’s share of earnings and losses of the affiliate is reflected in earnings, and dividends are credited against the investment in affiliate when declared. Investments in affiliates are recorded in Other non-current assets on the Consolidated Balance Sheets and as of December 31, 2020 and 2019, the total value of investments was $51 million.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other indefinite-lived intangible assets are not amortized but are tested for impairment on at least an annual basis or when determined to have a finite useful life. Substantially all of the indefinite-lived intangible assets are in trademarks and trade names. The Company uses the royalty relief approach to determine whether it is more likely than not that the fair value of these assets is less than its carrying amount. This review is performed annually, or when circumstances arise which indicate there may be impairment. When applying the royalty relief approach, the Company performs a discounted cash flow analysis based on the value derived from owning these trademarks and trade names and being relieved from paying royalty to third parties. Significant assumptions used include the discrete period revenue growth rates, royalty rates, discount rates, and terminal value.
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
Asset Impairments
The Company evaluates tangible and intangible long-lived assets for impairment when triggering events have occurred. This requires significant assumptions including projected cash flows, projected income tax rate and terminal business value. These inputs are considered Level 3 inputs under the fair value hierarchy as they are the Company’s own data, and are unobservable in the marketplace. Changes in management intentions, market conditions or operating performance could indicate that impairment charges might be necessary that could be material to the Company’s Consolidated Financial Statements in any given period. Please refer to Note 5 for additional detail on impairment charges recorded in 2020.

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
Derivative Financial Instruments
The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet. Please refer to Note 4 for further disclosure on derivatives.
The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contracts and the underlying items being hedged. The change in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income (deficit) ("AOCI") and is subsequently recognized in Cost of sales (for commodity and foreign currency cash flow hedges) on the Consolidated Statements of Earnings (Loss) in order to mirror the location of the hedged items impacting earnings. Cash settlements for commodity and foreign currency hedges qualifying as cash flow hedges are included in Operating activities in the Consolidated Statements of Cash Flows.

The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). The Company uses cross-currency forward contracts to hedge a portion of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. The changes in fair values of these derivative instruments are recognized in Currency translation adjustment (a component of AOCI), with recognition of the excluded components amortized to Interest expense, net on the Consolidated Statements of Earnings (Loss). Cash settlements for derivatives qualifying as net investment hedges are included in Investing activities in the Consolidated Statements of Cash Flows.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in Other expenses, net on the Consolidated Statements of Earnings (Loss), and are substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures (which are also recorded in Other expenses, net). Cash settlements for non-designated derivatives are included in the Consolidated Statements of Cash Flows in the category that is consistent with the nature of the derivative instrument, which is generally the same category as the underlying item being hedged.
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
Please refer to Notes 4 and 11 for additional fair value disclosure of derivative financial instruments and long-term debt, respectively.
Foreign Currency
The functional currency of the Company’s subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into United States Dollars at the period-end rate of exchange, and their Statements of Earnings and Statements of Cash Flows are converted on an ongoing basis at the monthly average rate. The resulting translation adjustment is included in AOCI in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded in Other expenses, net in the Consolidated Statements of Earnings (Loss) as incurred. As discussed in the Derivative Financial Instruments section above, the Company uses non-designated foreign currency derivative financial instruments to mitigate this risk. The Company recorded foreign currency transactional gains (net of associated derivative activity) of $6 million, $12 million and $7 million during the years ended December 31, 2020, 2019, and 2018, respectively. Please refer to Note 4 for additional disclosures related to non-designated derivatives.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements
The following table summarizes recent accounting standard updates (ASU) issued by the Financial Accounting Standards Board (FASB) that could have an impact on the Company's Consolidated Financial Statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently adopted standards:
ASU 2018-14 "Compensation- Retirement Benefits- Defined Benefit Plans- General (Subtopic 715-20)	This standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.	January 1, 2020	We adopted this guidance using the retrospective approach for the year ended December 31, 2020. The adoption of this guidance did not have a material effect on our consolidated financial statements. Please refer to Notes 12 and 13 for relevant disclosure requirements.
ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326)," as amended by ASU 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, and 2020-02	This standard replaces the incurred loss methodology for recognizing credit losses with a current expected credit losses model and applies to all financial assets, including trade receivables. Entities will adopt the standard using a modified-retrospective approach.	January 1, 2020
We adopted this standard using the modified-retrospective approach in the first quarter of 2020. The adoption of this standard did not have a material impact on our Consolidated Financial Statements. Please refer to the Accounts Receivable paragraph above in Note 1 of the Consolidated Financial Statements for additional detail on our accounting policy.

ASU 2017-04 "Intangibles - Goodwill and Other (Topic 350)"	This standard simplifies the test for goodwill impairment by eliminating Step 2 of the impairment test. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Entities will adopt the standard using a prospective approach.	January 1, 2020	We adopted this standard using the prospective approach for our interim impairment test conducted in the first quarter of 2020. The goodwill impairment charge of $944 million recorded for the year ended December 31, 2020, was calculated in accordance with this standard. Please refer to Note 5 of the Consolidated Financial Statements for additional detail on this adoption.
ASU 2016-02, "Leases (Topic 842)," as amended by ASU 2017-13, 2018-01, 2018-10, 2018-11, 2019-01, 2019-10, 2020-02 and 2020-05	The standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. The recognition and presentation of expenses will depend on classification as a finance or operating lease. Entities may elect to apply the provisions of the new leasing standard on January 1, 2019, without adjusting the comparative periods presented by recognizing a cumulative-effect adjustment to the opening balance of retained earnings.	January 1, 2019	We adopted this standard using the optional transition method in the first quarter of 2019. Please refer to Note 7 of the Consolidated Financial Statements for ongoing disclosure requirements.
Recently issued standards:
ASU 2019-12 "Income Taxes (Topic 740)"	This standard simplifies accounting for income taxes including such topics as intraperiod tax allocations, franchise taxes and separate company financial statements.	January 1, 2021	We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

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

NET SALES
The following tables show a disaggregation of our net sales by segment and geographic region (in millions). Corporate eliminations (shown below) largely reflect intercompany sales from Composites to Roofing. External customer sales are attributed to geographic region based upon the location from which the product is sold to the external customer.

	Twelve Months Ended December 31, 2020
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$272	$949	$2,450	$(204)	$3,467
U.S. commercial and industrial	538	603	133	—	1,274
Total United States	810	1,552	2,583	(204)	4,741
Europe	524	609	14	(1)	1,146
Asia-Pacific	495	158	11	—	664
Rest of world	131	288	87	(2)	504
NET SALES	$1,960	$2,607	$2,695	$(207)	$7,055

	Twelve Months Ended December 31, 2019
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$269	$927	$2,375	$(195)	$3,376
U.S. commercial and industrial	614	643	143	—	1,400
Total United States	883	1,570	2,518	(195)	4,776
Europe	572	625	13	(1)	1,209
Asia-Pacific	475	176	13	—	664
Rest of world	129	297	90	(5)	511
NET SALES	$2,059	$2,668	$2,634	$(201)	$7,160

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2.    SEGMENT INFORMATION (continued)

	Twelve Months Ended December 31, 2018
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$263	$990	$2,199	$(177)	$3,275
U.S. commercial and industrial	598	625	161	(12)	1,372
Total United States	861	1,615	2,360	(189)	4,647
Europe	590	605	14	—	1,209
Asia-Pacific	464	178	15	(1)	656
Rest of world	126	322	103	(6)	545
NET SALES	$2,041	$2,720	$2,492	$(196)	$7,057

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
EARNINGS BEFORE INTEREST AND TAXES
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2.    SEGMENT INFORMATION (continued)

The following table summarizes EBIT by segment (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Reportable Segments
Composites	$165	$247	$251
Insulation	250	230	290
Roofing	591	455	434
Total reportable segments	1,006	932	975
Restructuring costs	(41)	(28)	(22)
Gains on sale of certain precious metals	26	—	—
Goodwill impairment charge	(944)	—	—
Intangible assets impairment charge	(43)	—	—
Acquisition-related costs	—	—	(16)
Recognition of acquisition inventory fair value step-up	—	—	(2)
Pension settlement losses	—	(43)	—
Environmental liability charges	—	(4)	—
General corporate expense and other	(128)	(104)	(114)
Total Corporate, other and eliminations	(1,130)	(179)	(154)
EBIT	$(124)	$753	$821

TOTAL ASSETS AND PROPERTY, PLANT AND EQUIPMENT
The following table summarizes total assets by segment and property, plant and equipment by geographic region (in millions):

	December 31,
TOTAL ASSETS	2020	2019
Reportable Segments
Composites	$2,426	$2,470
Insulation	3,937	4,975
Roofing	1,814	1,784
Total reportable segments	8,177	9,229
Cash and cash equivalents	717	172
Noncurrent deferred income taxes	28	46
Investments in affiliates	51	51
Assets held for sale	5	1
Corporate property, plant and equipment, other assets and eliminations	503	507
CONSOLIDATED TOTAL ASSETS	$9,481	$10,006

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2.    SEGMENT INFORMATION (continued)

	December 31,
PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION	2020	2019
United States	$2,169	$2,204
Europe	777	762
Asia-Pacific	594	601
Rest of world	269	288
TOTAL PROPERTY, PLANT AND EQUIPMENT	$3,809	$3,855

PROVISION FOR DEPRECIATION AND AMORTIZATION
The following table summarizes the provision for depreciation and amortization by segment (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Reportable Segments
Composites	$159	$154	$147
Insulation	201	194	186
Roofing	59	54	51
Total reportable segments	419	402	384
General corporate depreciation and amortization (a)	74	55	49
CONSOLIDATED PROVISION FOR DEPRECIATION AND AMORTIZATION	$493	$457	$433

(a)In 2020, 2019 and 2018, General corporate depreciation and amortization expense included $20 million, $9 million and $10 million, respectively, of accelerated depreciation related to restructuring actions further explained in Note 10 to the Consolidated Financial Statements.
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
The following table summarizes additions to property, plant and equipment on an accrual basis by segment (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Reportable Segments
Composites	$105	$123	$154
Insulation	132	210	240
Roofing	46	56	91
Total reportable segments	283	389	485
General corporate additions	37	62	57
CONSOLIDATED ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	$320	$451	$542

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    INVENTORIES
Inventories consist of the following (in millions):

	December 31,
	2020	2019
Finished goods	$532	$715
Materials and supplies	323	318
Total inventories	$855	$1,033

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of December 31, 2020 and 2019, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	December 31, 2020	December 31, 2019
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross currency swaps	Other current assets	$5	$12
Cross currency swaps	Other non-current assets	$—	$1
Cash flow hedges:
Natural gas forward swaps	Other current assets	$2	$—
Treasury interest rate lock	Other non-current assets	$4	$—
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$11	$4
Cash flow hedges:
Natural gas forward swaps	Total current liabilities	$—	$3
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$2	$9
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Total current liabilities	$45	$1

Consolidated Statements of Earnings (Loss) Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (Loss) (in millions):

		Twelve Months Ended December 31,
	Location	2020	2019	2018
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of loss/(gain) reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$5	$4	$(2)
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$(8)	$(13)	$(12)
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of (gain)/loss recognized in earnings (b)	Other expenses, net	$41	$(35)	$(55)
(a)Accumulated Other Comprehensive Earnings (Deficit) ("AOCI")
(b)(Gains)/losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expenses, net. Please refer to the "Other Derivatives" section below for additional detail.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Comprehensive Earnings (Loss) Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (Loss) (in millions):

		Amount of (Gain) Loss Recognized in Comprehensive Earnings (Loss)
		Twelve Months Ended December 31,
Hedging Type	Derivative Financial Instrument	2020	2019
Net investment hedge	Cross-currency swaps	$(15)	$(18)
Cash flow hedge	Natural gas forward swaps	$(5)	$2
Cash flow hedge	Treasury interest rate lock	$(4)	$—
Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). The Company uses cross-currency forward contracts to hedge portions of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. As of December 31, 2020, the notional amount of these derivative financial instruments was $218 million related to the U.S Dollar and European Euro. In the second quarter of 2020, the Company unwound certain net investment hedge contracts, resulting in cash proceeds of $30 million.

Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of December 31, 2020, the notional amounts of these natural gas forward swaps was 2 million MMBTu (or MMBTu equivalent based on U.S. and European indices), which is in line with the notional amounts at December 31, 2019.
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
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of December 31, 2020, the Company had notional amounts of $729 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, European Euro, Hong Kong Dollar, Indian Rupee, and South Korean Won. In addition, the Company had notional amounts of $198 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Zloty and Russian Ruble.

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
Goodwill
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
As of our prior year annual goodwill impairment testing date (October 1, 2019), testing indicated that the business enterprise value for the Insulation reporting unit exceeded its carrying value by approximately 10%. There was uncertainty surrounding the macroeconomic factors impacting this reporting unit and a downturn in these factors or a change in the long-term revenue growth or profitability for this reporting unit could increase the likelihood of a future impairment.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Annual 2020 Goodwill Impairment Assessment

The annual tests performed in the fourth quarter of 2020 resulted in no impairment of goodwill.
The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2019	$57	$1,479	$396	$1,932
Impairment charge	—	(944)	—	(944)
Divestiture	—	(4)	—	(4)
Foreign currency translation	—	1	4	5
Balance at December 31, 2020	$57	$532	$400	$989
Other Intangible Assets
The Company amortizes the cost of other intangible assets over their estimated useful lives which, individually, range up to 45 years. The Company's future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets.
First Quarter of 2020 Indefinite-lived Intangibles Impairment Charge
In the first quarter of 2020, we performed an interim impairment test of one indefinite-lived trademark and one trade name used by our Insulation segment, based on the macroeconomic conditions that precipitated the interim goodwill impairment test described above.
Based on the results of this testing, the Company recorded pre-tax non-cash impairment charges totaling $43 million in the first quarter of 2020 related to one trademark and one trade name in the Insulation segment. These charges were recorded in Other expenses, net on the Consolidated Statements of Earnings (Loss), and were included in the Corporate, Other and Eliminations reporting category.
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
The assets affected by the impairment charge had an aggregate carrying value of $264 million as of December 31, 2020.
Annual 2020 Indefinite-lived Intangibles Impairment Assessment
The annual tests performed in 2020 resulted in no impairment of indefinite-lived intangible assets.
Testing did indicate that the fair value of a trade name used by our European building and technical insulation business within our Insulation segment exceeded its carrying value by approximately 7%. A change in the estimated long-term revenue growth rate or increase in the discount rate assumption could increase the likelihood of a future impairment for this asset. The affected asset had a carrying value of $173 million as of December 31, 2020.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The Other category below primarily includes emissions and quarry rights. Other intangible assets consist of the following (in millions):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$1,109	$—	$1,109	$1,139	$—	$1,139
Customer relationships	570	(200)	370	550	(167)	383
Technology	327	(172)	155	319	(152)	167
Other	36	(3)	33	67	(35)	32
Total other intangible assets	$2,042	$(375)	$1,667	$2,075	$(354)	$1,721
Amortization expense for intangible assets for the years ended December 31, 2020, 2019, and 2018 was $48 million, $49 million, and $49 million, respectively. The estimated amortization expense for intangible assets for the next five years is as follows (in millions):

Period	Amortization
2021	$49
2022	$47
2023	$43
2024	$40
2025	$40

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	December 31,
	2020	2019
Land	$222	$221
Buildings and leasehold improvements	1,241	1,186
Machinery and equipment	5,155	4,978
Construction in progress	292	310
	6,910	6,695
Accumulated depreciation	(3,101)	(2,840)
Property, plant and equipment, net	$3,809	$3,855
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 10% of total machinery and equipment as of both December 31, 2020 and December 31, 2019.
For the years ended December 31, 2020, 2019 and 2018, depreciation expense was $429 million, $403 million and $384 million, respectively, which includes depletion expense related to precious metals used in our production tooling. In 2020, 2019 and 2018, depreciation expense included $20 million, $9 million and $10 million, respectively, of accelerated depreciation related to restructuring actions further explained in Note 10 to the Consolidated Financial Statements.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7.    LEASES

The Company leases certain equipment and facilities under both operating and finance leases expiring on various dates through 2036. The nature of these leases generally fall into the following five categories: real estate, material handling, fleet vehicles, office equipment and energy equipment.
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
Balance Sheet Classification

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in millions):

		December 31,
Leases	Classification on Balance Sheet	2020	2019
Assets
Operating lease assets	Operating lease right-of-use assets	$154	$203
Finance lease assets	Other non-current assets	73	21
Total lease assets		$227	$224

Liabilities
Current
Operating	Total current liabilities	$55	$66
Finance	Total current liabilities	19	7
Non-Current
Operating	Non-current operating lease liabilities	99	138
Finance	Long-term debt, net of current portion	59	19
Total lease liabilities		$232	$230

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. LEASES (continued)
Lease Costs

The table below presents lease-related costs (in millions):

	Twelve Months Ended December 31,
	2020	2019
Operating lease cost	$71	$81
Finance lease cost
Amortization	$16	$5
Interest	$3	$2
Short-term lease cost	$11	$10
Variable lease cost	$5	$6

For the year ended December 31, 2018, total rent expense accounted for under ASC 840 was $106 million.
Cash paid for operating leases approximated operating lease expense for both years ended December 31, 2020 and 2019. Cash paid for finance leases included $16 million for financing activities and $3 million for operating activities for the year ended December 31, 2020. Cash paid for finance leases included $5 million for financing activities and $2 million for operating activities for the year ended December 31, 2019.

We added $36 million and $47 million of operating lease liabilities as a result of obtaining operating lease right-of-use assets in the years ended December 31, 2020 and 2019, respectively. We added $69 million and $12 million of finance lease liabilities as a result of obtaining finance lease right-of-use assets in the years ended December 31, 2020 and 2019, respectively.

Other Information

The tables below present supplemental information related to leases:

	December 31,
Weighted-average remaining lease term (years)	2020	2019
Operating leases	3.8	4.0
Finance leases	6.8	3.9

	December 31,
Weighted-average discount rate	2020	2019
Operating leases	3.29%	3.30%
Finance leases	4.04%	6.29%

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. LEASES (continued)
Maturities of Lease Liabilities
The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of December 31, 2020 (in millions):

Period	Operating Leases	Finance Leases
2021	$59	$22
2022	45	19
2023	28	14
2024	15	8
2025	8	5
2026 and beyond	13	21
Total minimum lease payments	168	89
Less: implied interest	14	11
Present value of future minimum lease payments	154	78
Less: current lease obligations	55	19
Long-term lease obligations	$99	$59

8.    TOTAL CURRENT LIABILITIES
Current liabilities consist of the following current portions of these liabilities (in millions):

	December 31,
	2020	2019
Accounts payable	$875	$815
Payroll, vacation pay and incentive compensation	197	172
Current operating lease liabilities	55	66
Other	313	276
Total	$1,440	$1,329

9.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	December 31,
	2020	2019
Beginning balance	$64	$60
Amounts accrued for current year	21	21
Settlements of warranty claims	(13)	(17)
Ending balance	$72	$64

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.    RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

2020 Insulation Restructuring Actions
During the fourth quarter of 2020, the Company took actions to avoid future capital outlays and reduce costs in its global Insulation segment, mainly through decisions to close certain manufacturing facilities in Shanghai, China and Fresno, Texas, and optimize a facility in Parainen, Finland. During 2020, the Company recorded $23 million of charges, inclusive of $14 million of accelerated depreciation, $6 million of severance and $3 million of other exit costs. The Company expects to recognize approximately $5 million of incremental charges throughout 2021 related to these actions.

2020 Composites Restructuring Actions
During 2020, the Company took actions to reduce costs throughout its global Composites segment primarily through global workforce reductions, closure of manufacturing lines and other asset write-offs. As a result of these actions, the Company recorded $13 million of charges during 2020, inclusive of $6 million of severance, $5 million of accelerated depreciation and $2 million of other exit costs. The Company does not expect to recognize significant incremental costs related to these actions.

Insulation Network Optimization Restructuring
In October 2019, the Company took actions to primarily restructure certain U.S. insulation operations and to reduce the cost structure throughout the Insulation network. Investments in productivity and process technologies enabled the Company to optimize its network and improve its cost position. During 2020, the Company recorded $5 million of charges. The Company does not expect to recognize significant incremental costs related to these actions.

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

Consolidated Statements of Earnings (Loss) Classification
The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings (Loss), which are included in our Corporate, Other and Eliminations category (in millions):

		Twelve Months Ended December 31,
Type of Cost	Location	2020	2019	2018
Accelerated depreciation	Cost of sales	$20	$9	$10
Other exit costs	Cost of sales	6	6	7
Severance	Other expenses, net	13	13	4
Other exit costs/(gains) (a)	Other expenses, net	2	(1)	1
Other exit costs	Non-operating expense (income)	—	1	—
Total restructuring costs		$41	$28	$22

(a) Other exit costs/(gains) in 2019 includes a $6 million gain related to the sale of an idle residential fiberglass insulation facility in Canada resulting from restructuring actions taken in 2016.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10.    RESTRUCTURING AND ACQUISITION-RELATED COSTS (continued)

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company’s restructuring activities (in millions):

	2020 Insulation Restructuring Actions	2020 Composites Restructuring Actions	Insulation Network Optimization Restructuring	Acquisition-Related Restructuring
Balance at December 31, 2019	$—	$—	$5	$11
Restructuring costs	23	13	5	—
Payments	(4)	(6)	(8)	(6)
Accelerated depreciation and other non-cash items	(17)	(5)	(2)	4
Balance at December 31, 2020	$2	$2	$—	$9
Cumulative charges incurred	$23	$13	$29	$29

As of December 31, 2020, the remaining liability balance is comprised of $13 million of severance, inclusive of $3 million of non-current severance and $10 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.200% senior notes, net of discount and financing fees, due 2022	$184	106%	$183	104%
4.200% senior notes, net of discount and financing fees, due 2024	396	111%	395	106%
3.400% senior notes, net of discount and financing fees, due 2026	397	111%	396	101%
3.950% senior notes, net of discount and financing fees, due 2029	445	115%	445	104%
3.875% senior notes, net of discount and financing fees, due 2030	297	115%	—	—%
7.000% senior notes, net of discount and financing fees, due 2036	368	142%	367	126%
4.300% senior notes, net of discount and financing fees, due 2047	588	120%	588	95%
4.400% senior notes, net of discount and financing fees, due 2048	390	121%	390	97%
Various finance leases, due through 2036 (a)	78	100%	26	100%
Term loan borrowing, maturing in 2021 (a)	—	—%	200	100%
Other	2	n/a	3	n/a
Total long-term debt	3,145	n/a	2,993	n/a
Less – current portion (a)	19	100%	7	100%
Long-term debt, net of current portion	$3,126	n/a	$2,986	n/a

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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of December 31, 2020.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of December 31, 2020. Please refer to the Credit Facility Utilization paragraph below for liquidity information as of December 31, 2020.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11.    DEBT (continued)
Receivables Securitization Facility
Included in long-term debt on the Consolidated Balance Sheets are borrowings outstanding under a Receivables Purchase Agreement ("RPA") that are accounted for as secured borrowings in accordance with ASC 860, "Accounting for Transfers and Servicing." Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $280 million RPA with certain financial institutions. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates vs. LIBOR, plus a fixed spread. In April 2019, the securitization facility (the "Receivables Securitization Facility") was amended to extend the maturity date to April 2022.
The Receivables Securitization Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of December 31, 2020. Please refer to the Credit Facility Utilization section below for liquidity information as of December 31, 2020.
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

	Balance at December 31, 2020
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size	$800	$280
Collateral capacity limitation on availability	n/a	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11.    DEBT (continued)
Debt Maturities
The aggregate maturities for all outstanding long-term debt borrowings for each of the five years following December 31, 2020 and thereafter are presented in the table below (in millions). The maturities below are the aggregate par amounts of the outstanding senior notes and finance lease liabilities:

Period	Maturities
2021	$19
2022	201
2023	13
2024	407
2025	4
2026 and beyond	2,544
Total	$3,188
Short-Term Debt
At December 31, 2020 and December 31, 2019, short-term borrowings were $1 million and $20 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit and working capital facilities. Certain of these borrowings are collateralized by receivables, inventories or property. The borrowing facilities are typically for one-year renewable terms. The weighted average interest rate on all short-term borrowings was approximately 1.1% and 7.8% for December 31, 2020 and December 31, 2019, respectively.

12.    PENSION PLANS

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
During 2019, the Company completed balance sheet risk mitigation actions related to certain U.S. and non-U.S. pension plans. These actions included the purchase of non-participating annuity contracts from insurance companies and the payment of lump sums to retirees, which resulted in the settlement of liabilities to affected participants. As a result of these transactions, the Company recognized pension settlement losses of $43 million during the twelve months ended December 31, 2019. These losses are included in Non-operating expense (income) on the Consolidated Statements of Earnings (Loss) in our Corporate, Other and Eliminations category. These transactions did not have a material effect on the plans' funded status.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.    PENSION PLANS (continued)

The following tables provide a reconciliation of the change in the projected benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheets (in millions):

	December 31, 2020			December 31, 2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation
Benefit obligation at beginning of period	$866	$475	$1,341	$891	$427	$1,318
Service cost	5	5	10	5	5	10
Interest cost	28	10	38	34	13	47
Actuarial loss	83	28	111	85	42	127
Currency loss	—	18	18	—	13	13
Benefits paid	(71)	(16)	(87)	(45)	(18)	(63)
Plan amendments	—	3	3	—	—	—
Settlements/curtailments	(1)	(4)	(5)	(104)	(7)	(111)
Other	—	4	4	—	—	—
Benefit obligation at end of period	$910	$523	$1,433	$866	$475	$1,341

	December 31, 2020			December 31, 2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Plan Assets
Fair value of assets at beginning of period	$733	$386	$1,119	$727	$328	$1,055
Actual return on plan assets	80	37	117	130	50	180
Currency gain	—	14	14	—	11	11
Company contributions	101	21	122	25	21	46
Benefits paid	(71)	(16)	(87)	(45)	(18)	(63)
Settlements/curtailments	(1)	(4)	(5)	(104)	(5)	(109)
Other	—	3	3	—	(1)	(1)
Fair value of assets at end of period	$842	$441	$1,283	$733	$386	$1,119
Funded status	$(68)	$(82)	$(150)	$(133)	$(89)	$(222)

	December 31, 2020			December 31, 2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Amounts Recognized in the Consolidated Balance Sheets
Prepaid pension cost	$—	$12	$12	$—	$11	$11
Accrued pension cost – current	—	(2)	(2)	—	(2)	(2)
Accrued pension cost – non-current	(68)	(92)	(160)	(133)	(98)	(231)
Net amount recognized	$(68)	$(82)	$(150)	$(133)	$(89)	$(222)

Amounts Recorded in AOCI
Net actuarial loss	$(381)	$(109)	$(490)	$(345)	$(97)	$(442)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.    PENSION PLANS (continued)

For the year ended December 31, 2020, the actuarial loss of $111 million was largely the result of decreases in discount rates across all plans. In the U.S. plan, the actuarial loss was primarily driven by the decrease in the discount rate. Additionally, updated mortality assumptions and a decrease in the cash balance interest crediting rate negatively impacted the projected benefit obligation (PBO). In the Non-U.S. plans, the actuarial loss was driven by a decrease in the discount rate of the U.K. and other plans, partially offset by inflation.

For the year ended December 31, 2019, the actuarial loss of $127 million was largely the result of decreases in discount rates across all plans. In the U.S. plans, the actuarial loss was primarily driven by a decrease in the discount rate. In the Non-U.S. plans, the actuarial loss was driven by a decrease in the discount rate of the U.K. and other plans, partially offset by inflation.

The following table presents information about the projected benefit obligation, accumulated benefit obligation (ABO) and plan assets of the Company’s pension plans (in millions):

	December 31, 2020			December 31, 2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Plans with PBO in excess of fair value of plan assets:
Projected benefit obligation	$910	$364	$1,274	$866	$329	$1,195
Fair value of plan assets	$842	$270	$1,112	$733	$229	$962
Plans with ABO in excess of fair value of plan assets:
Accumulated benefit obligation	$910	$330	$1,240	$866	$295	$1,161
Fair value of plan assets	$842	$249	$1,091	$733	$205	$938
Weighted-Average Assumptions Used to Determine Benefit Obligation
The following table presents weighted average assumptions used to determine benefit obligations at the measurement dates:

	December 31,
	2020	2019
United States Plans
Discount rate	2.50%	3.30%
Expected return on plan assets	4.75%	6.50%
Cash balance interest crediting rate	0.79%	2.66%
Non-United States Plans
Discount rate	1.73%	2.24%
Expected return on plan assets	4.08%	4.66%
Rate of compensation increase	3.00%	3.99%
Components of Net Periodic Pension Cost (Income)
The following table presents the components of net periodic pension cost (income) (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Service cost	$10	$10	$12
Interest cost	38	47	47
Expected return on plan assets	(62)	(68)	(73)
Amortization of actuarial loss	15	15	15
Settlement/curtailment	1	44	—
Net periodic pension cost	$2	$48	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.    PENSION PLANS (continued)

Weighted-Average Assumptions Used to Determine Net Periodic Pension Cost
The following table presents weighted-average assumptions used to determine net periodic pension costs for the periods noted:

	Twelve Months Ended December 31,
	2020		2019		2018
United States Plans
Discount rate	3.30%		4.25%		3.55%
Expected return on plan assets	6.50%		6.75%		6.75%
Cash balance interest crediting rate	2.66%		3.77%		3.10%
Rate of compensation increase	N/A	(a)	N/A	(a)	N/A	(a)
Non-United States Plans
Discount rate	2.24%		3.04%		2.88%
Expected return on plan assets	4.66%		4.91%		5.22%
Rate of compensation increase	3.99%		4.14%		4.29%

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.    PENSION PLANS (continued)

The following table summarizes the fair values and applicable fair value hierarchy levels of United States pension plan assets (in millions):

	December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Equities:
Domestic	$53	$—	$—	$53
Fixed income and cash equivalents:
Corporate bonds	31	288	—	319
Government debt	—	68	—	68
Total United States plan assets subject to leveling	$84	$356	$—	440

Plan assets measured at NAV:
Equities				193
Fixed income and cash equivalents				157
Absolute return strategies				52
Total United States plan assets				$842

	December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Equities:
Domestic	$57	$—	$—	$57
International	55	—	—	55
Fixed income and cash equivalents:
Corporate bonds	28	214	—	242
Government debt	—	85	—	85
Real estate investment trusts	22	—	—	22
Total United States plan assets subject to leveling	$162	$299	$—	461

Plan assets measured at NAV:
Equities				130
Real assets				62
Fixed income and cash equivalents				33
Absolute return strategies				47
Total United States plan assets				$733

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.    PENSION PLANS (continued)

The following table summarizes the fair values and applicable fair value hierarchy levels of non-United States pension plan assets (in millions):

	December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Equities	$—	$2	$—	$2
Cash and cash equivalents	—	81	—	81
Fixed income	—	9	—	9
Total non-United States plan assets subject to leveling	$—	$92	$—	92

Plan assets measured at NAV:
Equities				86
Fixed income and cash equivalents				156
Absolute return strategies and other				107
Total non-United States plan assets				$441

	December 31, 2019
Asset Category	Level 1	Level 2	Level 3	Total
Equities	$—	$4	$—	$4
Fixed income and cash equivalents:
Cash and cash equivalents	—	65	—	65
Corporate bonds	—	13	—	13
Total non-United States plan assets subject to leveling	$—	$82	$—	82

Plan assets measured at NAV:
Equities				71
Fixed income and cash equivalents				123
Absolute return strategies				110
Total non-United States plan assets				$386

Investment Strategy
The current targeted asset allocation for the United States pension plan is to have 28.5% of assets invested in equities, 65.5% in intermediate and long-term fixed income securities and 6% in absolute return strategies. Assets are rebalanced quarterly to conform to policy tolerances. The Company actively evaluates the reasonableness of its asset mix given changes in the projected benefit obligation and market dynamics. Our investment policy and asset mix for the non-United States pension plans varies by location and is based on projected benefit obligation and market dynamics.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.    PENSION PLANS (continued)

Estimated Future Benefit Payments
The following table shows estimated future benefit payments from the Company’s pension plans (in millions):

Year	Estimated Benefit Payments
2021	$82
2022	$78
2023	$78
2024	$79
2025	$76
2026-2030	$376
Contributions
The Company does not expect to contribute to the U.S. pension plan during 2021. The Company expects to contribute $25 million in cash to non-U.S. plans during 2021. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements.
Defined Contribution Plans
The Company sponsors two defined contribution plans which are available to substantially all United States employees. The Company matches a percentage of employee contributions up to a maximum level and contributes up to 2% of an employee’s wages regardless of employee contributions. The Company recognized expense of $48 million during the years ended December 31, 2020, 2019 and 2018, related to these plans.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

The following table provides a reconciliation of the change in the projected benefit obligation and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2020 and 2019 (in millions):

	December 31, 2020			December 31, 2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation
Benefit obligation at beginning of period	$169	$14	$183	$183	$12	$195
Service cost	1	—	1	1	—	1
Interest cost	5	1	6	7	1	8
Actuarial loss/(gain)	—	1	1	(7)	2	(5)
Currency gain	—	(1)	(1)	—	—	—
Plan amendments	—	—	—	(1)	—	(1)
Benefits paid	(12)	(1)	(13)	(14)	(1)	(15)
Benefit obligation at end of period	$163	$14	$177	$169	$14	$183
Funded status	$(163)	$(14)	$(177)	$(169)	$(14)	$(183)

Amounts Recognized in the Consolidated Balance Sheets
Accrued benefit obligation – current	$(13)	$(1)	$(14)	$(15)	$(1)	$(16)
Accrued benefit obligation – non-current	(150)	(13)	(163)	(154)	(13)	$(167)
Net amount recognized	$(163)	$(14)	$(177)	$(169)	$(14)	$(183)

Amounts Recorded in AOCI
Net actuarial gain	$41	$2	$43	$48	$3	$51
Net prior service credit	2	—	2	6	—	6
Net amount recognized	$43	$2	$45	$54	$3	$57

The following table presents information about the accumulated postretirement benefit obligation (APBO) and plan assets of the Company's postretirement benefit plans (in millions):

	December 31, 2020			December 31, 2019
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Plans with APBO in excess of fair value of plan assets:
Accumulated postretirement benefit obligation	$163	$14	$177	$169	$14	$183
Fair value of plan assets	$—	$—	$—	$—	$—	$—

Weighted-Average Assumptions Used to Determine Benefit Obligations
The following table presents the discount rates used to determine the benefit obligations:

	December 31,
	2020	2019
United States plans	2.25%	3.10%
Non-United States plans	3.04%	3.84%

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

Components of Net Periodic Postretirement Benefit Cost (Income)
The following table presents the components of net periodic postretirement benefit cost (income) (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Service cost	$1	$1	$1
Interest cost	6	8	8
Amortization of prior service credit	(4)	(4)	(4)
Amortization of actuarial gain	(8)	(8)	(6)
Net periodic postretirement benefit income	$(5)	$(3)	$(1)

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost
The following table presents the discount rates used to determine net periodic postretirement benefit cost:

	Twelve Months Ended December 31,
	2020	2019	2018
United States plans	3.10%	4.15%	3.45%
Non-United States plans	3.84%	4.59%	4.56%
The following table presents health care cost trend rates used to determine net periodic postretirement benefit cost, as well as information regarding the ultimate rate and the year in which the ultimate rate is reached:

	Twelve Months Ended December 31,
	2020	2019	2018
United States plans:
Initial rate at end of year	8.20%	6.50%	6.75%
Ultimate rate	4.50%	5.00%	5.00%
Year in which ultimate rate is reached	2029	2026	2026
Non-United States plans:
Initial rate at end of year	4.10%	5.45%	5.40%
Ultimate rate	3.90%	5.45%	5.40%
Year in which ultimate rate is reached	2040	2019	2019

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

Estimated Future Benefit Payments
The following table shows estimated future benefit payments from the Company’s postretirement benefit plans (in millions):

Year	Estimated Benefit Payments
2021	$14
2022	$14
2023	$13
2024	$13
2025	$12
2026-2030	$55
Postemployment Benefits
The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits liability at December 31, 2020 and 2019 was $8 million and $11 million, respectively. The net periodic postemployment benefit (income)/expense for the years ended December 31, 2020, 2019, and 2018 were $(1) million, $1 million and $4 million, respectively.

14.    CONTINGENT LIABILITIES AND OTHER MATTERS
The Company may be involved in various legal and regulatory proceedings relating to employment, antitrust, tax, product liability, environmental, contracts, intellectual property and other matters (collectively, “Proceedings”). The Company regularly reviews the status of such Proceedings along with legal counsel. Liabilities for such Proceedings are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the amount of any reasonably possible losses in excess of any amounts accrued, if any, with respect to such Proceedings or any other known claim, including the matters described below under the caption Environmental Matters (the “Environmental Matters”), are not material to the Company’s financial statements. Management believes that the ultimate disposition of the Proceedings and the Environmental Matters will not have a material adverse effect on the Company’s financial condition. While the likelihood is remote, the disposition of the Proceedings and Environmental Matters could have a material impact on the results of operations, cash flows or liquidity in any given reporting period.
Litigation and Regulatory Proceedings
The Company is involved in litigation and regulatory proceedings from time to time in the regular course of its business. The Company believes that adequate provisions for resolution of all contingencies, claims and pending matters have been made for probable losses that are reasonably estimable.
Environmental Matters

The Company has established policies and procedures designed to ensure that its operations are conducted in compliance with all relevant laws and regulations and that enable the Company to meet its high standards for corporate sustainability and environmental stewardship. Our manufacturing facilities are subject to numerous foreign, federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and protection of the environment, including emissions to air, reductions of greenhouse gases, discharges to water, management of hazardous materials, handling and disposal of solid wastes, use of chemicals in our manufacturing processes, and remediation of contaminated sites. All Company manufacturing facilities operate using an ISO 14001 or equivalent environmental management system. The Company’s 2030 Sustainability Goals include significant global reductions in energy use, water consumption, waste to landfill, and emissions of greenhouse gases, fine particulate matter and volatile organic air emissions, and protection of biodiversity.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of December 31, 2020, the Company was involved with a total of 21 sites worldwide, including 8 Superfund and state equivalent sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At December 31, 2020, the Company had an accrual totaling $7 million for these costs, of which the current portion is $3 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

15.    STOCK COMPENSATION
Description of the Plan

On April 18, 2019, the Company's stockholders approved the Owens Corning 2019 Stock Plan (the "2019 Stock Plan") which replaced the 2016 Stock Plan. The 2019 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards, performance stock awards and performance stock units. At December 31, 2020, the number of shares remaining available under the 2019 Stock Plan for all stock awards was 3.5 million.

Prior to 2019, employees were eligible to receive stock awards under the Owens Corning 2016 Stock Plan and the Owens Corning 2013 Stock Plan.

Total Stock-Based Compensation Expense

Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings (Loss) is as follows (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Total stock-based compensation expense	$41	$39	$47
Income tax benefit recognized on stock-based compensation expense	$14	$7	$24

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
The Company has not granted stock options since the year ended December 31, 2014. As of December 31, 2020, there was no unrecognized compensation cost related to stock options and the range of exercise prices on outstanding stock options was $33.73 — $42.16.
The following table summarizes the Company’s stock option activity in 2020:

		Weighted-Average
	Number of Options	Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, December 31, 2019	414,800	$37.79	3.06	$11
Exercised	(53,025)	37.90
Outstanding, December 31, 2020	361,775	$37.77	1.50	$14
Exercisable, December 31, 2020	361,775	$37.77	1.50	$14

The total intrinsic value of stock options exercised and the resulting tax benefits received were as follows (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Cash received upon exercise of stock option awards	$2	$2	$1
Income tax benefit received for stock option awards exercised	$—	$—	$—

Restricted Stock Awards and Restricted Stock Units
The Company has granted restricted stock awards and restricted stock units (collectively referred to as “RSUs”) under its stockholder approved stock plans. Compensation expense for restricted stock is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three or four years. The Stock Plan allows alternate vesting schedules for death, disability, and retirement over various periods ending in 2021.
The weighted average grant date fair value of RSUs granted in 2020, 2019 and 2018 was $63.96, $52.60 and $84.34, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15.    STOCK COMPENSATION (continued)

The following table shows a summary of the Company’s RSU plans:

	Number of RSUs	Weighted- Average Fair Value
Balance at January 1, 2020	1,515,706	$51.70
Granted	513,111	63.96
Vested	(515,247)	51.50
Forfeited	(94,116)	67.09
Balance at December 31, 2020	1,419,454	$54.99
As of December 31, 2020, there was $32 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.31 years. The total grant date fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $27 million, $21 million and $23 million, respectively.
Performance Stock Awards and Performance Stock Units
The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its long-term incentive plan. All outstanding performance grants will fully settle in stock. The amount of stock ultimately distributed from the 2020, 2019 and 2018 grants is contingent on meeting internal company-based metrics or an external-based stock performance metric.
In 2020, 2019 and 2018, the Company granted both internal company-based and external-based metric PSUs.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15.    STOCK COMPENSATION (continued)

The following table provides a range of these assumptions:

	Twelve Months Ended December 31,
	2020	2019	2018
Expected volatility	28.43% — 44.83%	26.67%	24.56%
Risk free interest rate	0.15% — 1.43%	2.45%	2.22%
Expected term (in years)	2.31 — 2.90	2.90	2.92
Grant date fair value of units granted	$68.60 — $76.58	$68.65	$94.14
The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of December 31, 2020, there was $13 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.82 years. The total grant date fair value of shares vested during the years ended December 31, 2020, 2019 and 2018, was $9 million, $14 million and $23 million, respectively.
The following table shows a summary of the Company's PSU plans:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Balance as of January 1, 2020	312,725	$69.23
Granted	169,539	65.29
Vested	(98,842)	95.43
Forfeited	(60,061)	74.09
Balance as of December 31, 2020	323,361	$69.20
Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (ESPP) is a tax qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company's stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan which increased the number of shares available for issuance under the plan by 4.2 million shares. As of December 31, 2020, 4.1 million shares remain available for purchase.
Included in total stock-based compensation expense is $6 million, $5 million and $4 million of expense related to the Company's ESPP for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company had $2 million of total unrecognized compensation costs related to the ESPP. Under the outstanding ESPP as of February 15, 2021, employees have contributed $4 million to purchase shares for the current purchase period ending May 31, 2021.
The following table shows a summary of employee purchase activity under the ESPP:

	Twelve Months Ended December 31,
	2020	2019	2018
Total shares purchased by employees	366,442	393,230	295,407
Average purchase price	$45.17	$41.33	$48.93

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT
The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Twelve Months Ended December 31,
	2020	2019
Currency Translation Adjustment
Beginning balance	$(282)	$(306)
Net investment hedge amounts classified into AOCI, net of tax	11	13
Gain on foreign currency translation	51	11
Other comprehensive income, net of tax	62	24
Ending balance	$(220)	$(282)
Pension and Other Postretirement Adjustment
Beginning balance	$(326)	$(350)
Amounts reclassified from AOCI to net earnings, net of tax (a)	3	35
Amounts classified into AOCI, net of tax	(49)	(11)
Other comprehensive (loss)/income, net of tax	(46)	24
Ending balance	$(372)	$(326)
Hedging Adjustment
Beginning balance	$(2)	$—
Amounts reclassified from AOCI to net earnings, net of tax (b)	4	3
Amounts classified into AOCI, net of tax	2	(5)
Other comprehensive income/(loss), net of tax	6	(2)
Ending balance	$4	$(2)
Total AOCI ending balance	$(588)	$(610)

(a) These AOCI components are included in the computation of total Pension and Other Postretirement cost and are recorded in Non-operating expense (income). See Notes 12 and 13 for additional information.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings (loss) per-share (in millions, except per share amounts):

	Twelve Months Ended December 31,
	2020	2019	2018
Net earnings (loss) attributable to Owens Corning	$(383)	$405	$545
Weighted-average number of shares outstanding used for basic earnings (loss) per share	108.6	109.2	110.4
Non-vested restricted and performance shares	—	0.7	0.8
Options to purchase common stock	—	0.2	0.2
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	108.6	110.1	111.4
Earnings (loss) per common share attributable to Owens Corning common stockholders:
Basic	$(3.53)	$3.71	$4.94
Diluted	$(3.53)	$3.68	$4.89
Basic earnings (loss) per share is calculated by dividing earnings (loss) attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.
On December 3, 2020, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2020 Repurchase Authorization"). The 2020 Repurchase Authorization is in addition to the share buy-back program announced October 24, 2016 (the 2016 Repurchase Authorization and collectively with the 2020 Repurchase Authorization, the "Repurchase Authorization"). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 4.1 million shares of its common stock for $292 million for the year ended December 31, 2020 under the Repurchase Authorization. As of December 31, 2020, 9.5 million shares remain available for repurchase under the Repurchase Authorization.
For the year ended December 31, 2020, diluted earnings per share was equal to basic earnings per share due to the net loss attributable to Owens Corning. For the year ended December 31, 2019, the Company did not have any non-vested restricted shares or non-vested performance shares that had an anti-dilutive effect on earnings per share. For the year ended December 31, 2018, the number of shares used in the calculation of diluted earnings per share did not include 0.3 million non-vested restricted shares and 0.3 million non-vested performance shares due to their anti-dilutive effect.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    INCOME TAXES

The following table summarizes our Earnings (loss) before taxes and Income tax expense (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Earnings before taxes:
United States	$8	$315	$411
Foreign	(264)	275	293
Total	$(256)	$590	$704

Income tax expense:
Current
United States	$4	$(4)	$(10)
State and local	16	11	6
Foreign	30	60	19
Total current	50	67	15
Deferred
United States	64	112	114
State and local	(1)	11	12
Foreign	16	(4)	15
Total deferred	79	119	141
Total income tax expense	$129	$186	$156
The reconciliation between the United States federal statutory rate and the Company’s effective income tax rate from continuing operations is:

	Twelve Months Ended December 31,
	2020	2019	2018
United States federal statutory rate	21%	21%	21%
State and local income taxes, net of federal tax benefit	(9)	3	2
U.S. tax expense on foreign earnings	(5)	1	2
Legislative tax rate changes	7	2	—
Foreign tax credits	2	—	—
Valuation allowance	(15)	3	2
Intercompany restructuring - intellectual property transfer	14	—	—
Goodwill impairment charge	(75)	—	—
Uncertain tax positions and settlements	2	—	(5)
Excess tax benefits related to stock compensation	2	—	(2)
Other, net	6	1	2
Effective tax rate	(50)%	31%	22%

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18.    INCOME TAXES (continued)

In the first quarter of 2020, the company recorded non-cash impairment charges related to the impairment of goodwill and certain other indefinite-lived intangible assets which were largely non-deductible resulting in a substantial negative impact to our effective tax rate.

In addition, non-cash charges were recorded in 2020 related to valuation allowance adjustments against certain deferred tax assets recorded in our French, Indian and Other foreign legal entities due to volatility in the markets we serve from the COVID-19 pandemic.
In December 2020, the company completed an intercompany restructuring that resulted in the transfer of certain intellectual property rights, held by wholly owned foreign subsidiaries, to the U.S. The intellectual property rights transferred to the US resulted in a step-up in the tax basis for U.S. tax purposes which resulted in the company recognizing a deferred tax asset of $37 million and a current year tax expense of $5 million. The recognized tax benefit of $37 million is amortizable for US tax purposes over a fifteen-year period.
On July 20, 2020 the Internal Revenue Service (IRS) issued final regulations under IRC Section 951A permitting a taxpayer to elect to exclude, from its inclusion of global intangible low-taxed income (GILTI), income subject to a high foreign effective tax rate. As a result of the final regulations, the company recorded a net non-cash income tax benefit of $13 million in the third quarter relating to the 2018 and 2019 tax years.
On March 6, 2019, the U.S. Treasury and the IRS proposed regulations that provide guidance on determining the amount of a domestic corporation’s deduction for GILTI and foreign-derived intangible income (FDII) added by the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The proposed regulations provide special rules to determine the deduction amount, which adjusted the Company’s 2018 tax estimate and resulted in an increase to tax expense of $12 million for 2019.
Effective January 1, 2018, the Tax Act created a new requirement to include GILTI earned by controlled foreign corporations (CFCs) in U.S. income. The GILTI must be included currently in the gross income of the CFCs’ U.S. shareholder. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). During the first quarter of 2018, we selected the period cost method in recording the tax effects of GILTI in our financial statements.

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
The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the Tax Act. As of December 31, 2020, the Company has not provided for withholding or income taxes on approximately $1.2 billion of undistributed reserves of its foreign subsidiaries and affiliates as they are considered by management to be permanently reinvested. Quantification of the deferred tax liability associated with these undistributed reserves is not practicable.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18.    INCOME TAXES (continued)

The cumulative temporary differences giving rise to the deferred tax assets and liabilities are as follows (in millions):

	December 31, 2020		December 31, 2019
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Other employee benefits	$71	$—	$76	$—
Pension plans	41	—	54	—
Operating loss and tax credit carryforwards	170	—	195	—
Depreciation	—	259	—	247
Leases - Right of Use Assets	—	33	—	49
Leases - Liability	33	—	49	—
Amortization	—	333	—	388
Foreign tax credits	49	—	97	—
State and local taxes	—	—	3	—
Other	90	—	76	—
Subtotal	454	625	550	684
Valuation allowances	(133)	—	(92)	—
Total deferred taxes	$321	$625	$458	$684

The following table summarizes the amount and expiration dates of our deferred tax assets related to operating loss and credit carryforwards at December 31, 2020 (in millions):

	Expiration Dates	Amounts
U.S. federal loss carryforwards	2036	$23
U.S. state loss carryforwards (a)	2021 – 2034	37
Foreign loss and tax credit carryforwards	Indefinite	41
Foreign loss and tax credit carryforwards (a)	2021 – 2039	66
Other U.S. federal and state tax credits	2028 – 2034	3
Total operating loss and tax credit carryforwards		$170
U.S foreign tax credits	2027	$49

(a)As of December 31, 2020, $12 million of U.S. state and $7 million of foreign deferred tax assets related to loss carryforwards that are set to expire over the next three years.
At December 31, 2020, the Company had federal, state and foreign net operating loss (NOL) carryforwards of $111 million, $1,160 million and $418 million, respectively. In order to utilize our NOLs, the Company will need to generate federal, state, and foreign earnings before taxes of approximately $111 million, $1,115 million, and $395 million, respectively. Certain of these loss carryforwards are subject to limitation as a result of the acquisition of certain foreign entities in 2007. However, the Company believes that these limitations on its loss carryforwards will not result in a forfeiture of any of the carryforwards.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
18.    INCOME TAXES (continued)

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured under enacted tax laws and regulations, as well as NOLs, tax credits and other carryforwards. A valuation allowance will be recorded to reduce deferred tax assets if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. To the extent the reversal of deferred tax liabilities is relied upon in our assessment of the realizability of deferred tax assets, they will reverse in the same period and jurisdiction as the temporary differences giving rise to the deferred tax assets. As of December 31, 2020, the Company had federal net deferred tax liabilities before valuation allowances of $140 million, state net deferred tax liabilities of $1 million, and foreign net deferred tax liabilities of $31 million.
The valuation allowance of $133 million as of December 31, 2020 is related to tax assets of $49 million, $7 million and $77 million for U.S. federal FTCs and certain state and foreign jurisdictions, respectively. The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowance of certain foreign jurisdictions by a range of zero to $9 million. The valuation allowance of $92 million as of December 31, 2019 is related to tax assets of $43 million, $11 million, and $38 million for U.S. federal FTC's and certain state and foreign jurisdictions, respectively.
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2017 or state and foreign examinations for years before 2010. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible that the gross unrecognized tax benefits balance may change within the next 12 months by a range of zero to $4 million.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	Twelve Months Ended December 31,
	2020	2019	2018
Balance at beginning of period	$79	$84	$90
Tax positions related to the current year
Gross additions	—	—	6
Tax positions related to prior years
Gross additions	2	1	36
Gross reductions	(1)	—	(37)
Settlements	(1)	(1)	(5)
Expiration of statute of limitations	(3)	(5)	(4)
Impact of currency changes	—	—	(2)
Balance at end of period	$76	$79	$84
If these uncertain tax benefits (UTBs) were to be recognized as of December 31, 2020, the Company’s income tax expense would decrease by about $59 million.
The Company classifies all interest and penalties as income tax expense. As of December 31, 2020, 2019 and 2018, and for the periods then ended, the Company recognized $7 million, $8 million and $10 million, respectively, in liabilities for tax related interest and penalties on its Consolidated Balance Sheets and less than $1 million, $2 million and $1 million, respectively, of interest and penalty expense on its Consolidated Statements of Earnings (Loss).
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

OWENS CORNING AND SUBSIDIARIES
INDEX TO CONDENSED FINANCIAL STATEMENT SCHEDULE

Number	Description	Page
II	Valuation and Qualifying Accounts and Reserves – for the years ended December 31, 2020, 2019 and 2018	109

OWENS CORNING AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Acquisitions and Divestitures	Balance at End of Period
FOR THE YEAR ENDED DECEMBER 31, 2020
Allowance for doubtful accounts	$11	$1	$—	$(2)	(a)	$—	$10
Tax valuation allowance	$92	$39	$2	$—		$—	$133
FOR THE YEAR ENDED DECEMBER 31, 2019
Allowance for doubtful accounts	$16	$2	$—	$(7)	(a)	$—	$11
Tax valuation allowance	$78	$19	$1	$(6)		$—	$92
FOR THE YEAR ENDED DECEMBER 31, 2018
Allowance for doubtful accounts	$19	$—	$—	$(4)	(a)	$1	$16
Tax valuation allowance	$94	$13	$(4)	$(31)		$6	$78

(a)Uncollectible accounts written off, net of recoveries.