Form 10-Q
period 2021-03-31
Owens Corning
filed 2021-04-28
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
Yes ☐           No ☑

As of April 23, 2021, 104,462,073 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,

	2021	2020
NET SALES	$1,915	$1,601
COST OF SALES	1,471	1,295
Gross margin	444	306
OPERATING EXPENSES
Marketing and administrative expenses	174	179
Science and technology expenses	20	21
Goodwill impairment charge	—	944
Other (income) expenses, net	(48)	32
Total operating expenses	146	1,176
OPERATING INCOME (LOSS)	298	(870)
Non-operating income	(3)	(4)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	301	(866)
Interest expense, net	33	27
EARNINGS (LOSS) BEFORE TAXES	268	(893)
Income tax expense	59	24
Equity in net earnings of affiliates	1	1
NET EARNINGS (LOSS)	210	(916)
Net earnings attributable to noncontrolling interests	—	1
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$210	$(917)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$1.99	$(8.43)
Diluted	$1.98	$(8.43)
WEIGHTED AVERAGE COMMON SHARES
Basic	105.4	108.8
Diluted	106.0	108.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
NET EARNINGS (LOSS)	$210	$(916)
Currency translation adjustment (net of tax of $(1) and $(10) for the three months ended March 31, 2021 and 2020, respectively)	(45)	(122)
Pension and other postretirement adjustment (net of tax of $0 for both the three months ended March 31, 2021 and 2020)	1	7
Hedging adjustment (net of tax of $(4) and $1 for the three months ended March 31, 2021 and 2020, respectively)	12	(1)
COMPREHENSIVE EARNINGS (LOSS)	178	(1,032)
Comprehensive earnings attributable to noncontrolling interests	—	1
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$178	$(1,033)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	March 31, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$605	$717
Receivables, less allowances of $10 at March 31, 2021 and $10 at December 31, 2020	1,167	919
Inventories	854	855
Other current assets	112	115
Total current assets	2,738	2,606
Property, plant and equipment, net	3,758	3,809
Operating lease right-of-use assets	145	154
Goodwill	980	989
Intangible assets	1,647	1,667
Deferred income taxes	28	28
Other non-current assets	264	228
TOTAL ASSETS	$9,560	$9,481
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current operating lease liabilities	$52	$55
Other current liabilities	1,415	1,385
Total current liabilities	1,467	1,440
Long-term debt, net of current portion	3,145	3,126
Pension plan liability	153	159
Other employee benefits liability	169	171
Non-current operating lease liabilities	92	99
Deferred income taxes	341	332
Other liabilities	226	213
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,056	4,059
Accumulated earnings	2,011	1,829
Accumulated other comprehensive deficit	(620)	(588)
Cost of common stock in treasury (c)	(1,520)	(1,400)
Total Owens Corning stockholders’ equity	3,928	3,901
Noncontrolling interests	39	40
Total equity	3,967	3,941
TOTAL LIABILITIES AND EQUITY	$9,560	$9,481

(a)10 shares authorized; none issued or outstanding at March 31, 2021 and December 31, 2020
(b)400 shares authorized; 135.5 issued and 104.3 outstanding at March 31, 2021; 135.5 issued and 105.6 outstanding at December 31, 2020
(c)31.2 shares at March 31, 2021 and 29.9 shares at December 31, 2020
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2020	105.6	$1	29.9	$(1,400)	$4,059	$1,829	$(588)	$40	$3,941
Net earnings attributable to Owens Corning	—	—	—	—	—	210	—	—	210
Currency translation adjustment	—	—	—	—	—	—	(45)	(1)	(46)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	1	—	1
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	12	—	12
Issuance of common stock under share-based payment plans	0.5	—	(0.5)	22	(15)	—	—	—	7
Purchases of treasury stock	(1.8)	—	1.8	(142)	—	—	—	—	(142)
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Dividends declared (d)	—	—	—	—	—	(28)	—	—	(28)
Balance at March 31, 2021	104.3	$1	31.2	$(1,520)	$4,056	$2,011	$(620)	$39	$3,967

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2019	109.0	$1	26.5	$(1,130)	$4,051	$2,319	$(610)	$40	$4,671
Net loss attributable to Owens Corning	—	—	—	—	—	(917)	—	—	(917)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	—	—	(122)	(2)	(124)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	7	—	7
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.4	—	(0.4)	16	(16)	—	—	—	—
Purchases of treasury stock	(1.6)	—	1.6	(96)	—	—	—	—	(96)
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared (d)	—	—	—	—	—	(26)	—	—	(26)
Balance at March 31, 2020	107.8	$1	27.7	$(1,210)	$4,046	$1,376	$(726)	$39	$3,526

(a)Additional Paid in Capital (APIC)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Quarterly dividend declarations of $0.26 and $0.24 per share as of March 31, 2021 and March 31, 2020, respectively.

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net earnings (loss)	$210	$(916)
Adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	119	116
Deferred income taxes	13	21
Provision for pension and other employee benefits liabilities	—	(1)
Stock-based compensation expense	12	11
Goodwill impairment charge	—	944
Intangible assets impairment charge	—	43
Other adjustments to reconcile net earnings (loss) to cash provided by (used for) operating activities	(6)	14
Changes in operating assets and liabilities	(136)	(265)
Pension fund contribution	(1)	(11)
Payments for other employee benefits liabilities	(4)	(4)
Other	(3)	(4)
Net cash flow provided by (used for) operating activities	204	(52)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(84)	(92)
Proceeds from the sale of assets or affiliates	—	15
Derivative settlements	(35)	16
Other	(2)	—
Net cash flow used for investing activities	(121)	(61)
NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	—	736
Payments on senior revolving credit and receivables securitization facilities	—	(336)
Payments on term loan borrowing	—	(50)
Net decrease in short-term debt	—	(11)
Dividends paid	(55)	(26)
Purchases of treasury stock	(142)	(96)
Other	3	(4)
Net cash flow (used for) provided by financing activities	(194)	213
Effect of exchange rate changes on cash	(1)	(38)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(112)	62
Cash, cash equivalents and restricted cash at beginning of period	724	179
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$612	$241

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2020 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("U.S."). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). Certain reclassifications have been made to the periods presented for 2020 to conform to the classifications used in the periods presented for 2021.
Revenue Recognition

As of December 31, 2020, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $66 million, of which $13 million was recognized as revenue in the first three months of 2021. As of March 31, 2021, our contract liability balances totaled $77 million.

Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $7 million as of March 31, 2021, December 31, 2020, March 31, 2020 and December 31, 2019. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

Related Party Transactions

In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier for the three months ended March 31, 2021 were $20 million. As of March 31, 2021, amounts due to the related party supplier were $5 million.

Leases

During the first quarter of 2021, the Company entered into a lease for a warehouse located near our manufacturing facility in Fort Smith, Arkansas that is expected to commence in 2022. The lease is for a to-be-constructed warehouse where the Company will serve as the construction agent for the landlord. At no point during the construction period will the Company control the underlying asset as defined in ASC 842 (Leases). This lease will result in finance lease right-of-use assets and corresponding lease liabilities of approximately $35 million at the time of lease commencement.

Accounting Pronouncements

The following table summarizes recent ASU's issued by the Financial Accounting Standards Board (FASB) that could have an impact on the Company's Consolidated Financial Statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently adopted standards:
ASU 2019-12 "Income Taxes (Topic 740)"	This standard simplifies accounting for income taxes including such topics as intraperiod tax allocations, franchise taxes and separate company financial statements.	January 1, 2021	The adoption of this standard did not have a material effect on our consolidated financial statements.

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

	For the three months ended March 31, 2021
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$75	$263	$659	$(55)	$942
U.S. commercial and industrial	146	162	22	—	330
Total United States	221	425	681	(55)	1,272
Europe	159	153	3	—	315
Asia-Pacific	138	36	3	—	177
Rest of world	41	86	24	—	151
NET SALES	$559	$700	$711	$(55)	$1,915

	For the three months ended March 31, 2020
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$66	$211	$492	$(50)	$719
U.S. commercial and industrial	151	162	28	—	341
Total United States	217	373	520	(50)	1,060
Europe	141	143	4	(1)	287
Asia-Pacific	105	20	3	—	128
Rest of world	31	67	28	—	126
NET SALES	$494	$603	$555	$(51)	$1,601

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended March 31,
	2021	2020
Reportable Segments
Composites	$79	$44
Insulation	82	39
Roofing	156	64
Total reportable segments	317	147
Restructuring costs	(1)	(5)
Gains on sale of certain precious metals	20	10
Goodwill impairment charge	—	(944)
Intangible assets impairment charge	—	(43)
General corporate expense and other	(35)	(31)
Total corporate, other and eliminations	(16)	(1,013)
EBIT	$301	$(866)

3.    INVENTORIES
Inventories consist of the following (in millions):

	March 31, 2021	December 31, 2020
Finished goods	$511	$532
Materials and supplies	343	323
Total inventories	$854	$855

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2021 and December 31, 2020, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	March 31, 2021	December 31, 2020
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other current assets	$5	$5
Cash flow hedges:
Natural gas forward swaps	Other current assets	$3	$2
Treasury interest rate lock	Other non-current assets	$19	$4
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$7	$11
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$16	$2
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$1	$45

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Earnings (Loss) Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (Loss) (in millions):

		Three Months Ended March 31,
	Location	2021	2020
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of (gain)/loss reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$(1)	$2
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$(1)	$(3)
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of gain recognized in earnings (b)	Other (income) expenses, net	$(20)	$(12)

(a)Accumulated Other Comprehensive Earnings (Deficit) ("AOCI")
(b)Gains related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other (income) expenses, net. Please refer to the "Other Derivatives" section below for additional detail.

Consolidated Statements of Comprehensive Earnings (Loss) Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (Loss) (in millions):

		Amount of (Gain) Loss Recognized in Comprehensive Earnings (Loss)
		Three Months Ended March 31,
Hedging Type	Derivative Financial Instrument	2021	2020
Net investment hedge	Cross-currency swaps	$(5)	$(42)
Cash flow hedge	Natural gas forward swaps	$(4)	$—
Cash flow hedge	Treasury interest rate lock	$(15)	$1
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of March 31, 2021, the notional amounts of these natural gas forward swaps was 2 million MMBtu (or MMBtu equivalent) based on European indices.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). The Company uses cross-currency forward contracts to hedge portions of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. As of March 31, 2021, the notional amount of these derivative financial instruments was $218 million related to the U.S. Dollar and European Euro. In the second quarter of 2020, the Company unwound certain net investment hedge contracts, resulting in cash proceeds of $30 million.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of March 31, 2021, the Company had notional amounts of $606 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, European Euro, Hong Kong Dollar, Indian Rupee, and South Korean Won. In addition, the Company had notional amounts of $105 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Zloty and Russian Ruble.

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

No testing was deemed necessary in the first three months of 2021. The changes in the net carrying value of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2020	$57	$532	$400	$989
Additions	3	—	—	3
Foreign Currency Translation	(1)	(9)	(2)	(12)
Balance at March 31, 2021	$59	$523	$398	$980
During the first quarter of 2020, the Company’s significant share price reduction during the COVID-19 pandemic was determined to be an indicator of impairment under ASC 350. The COVID-19 pandemic was expected to have a negative impact on results for the remainder of 2020 and create uncertainty in our markets. The narrow cushion on the Insulation reporting unit and the high level of macroeconomic uncertainty caused the Company to perform an interim goodwill impairment test as of March 31, 2020 over the Insulation reporting unit. After evaluating and weighing all relevant events and circumstances, and considering the substantial excess fair values for the Roofing and Composites reporting units, we concluded that it was not more likely than not that the fair values of these reporting units were less than their carrying values. Consequently, we determined that it was not necessary to perform an interim impairment test for the Roofing and Composites reporting units.

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
Other intangible assets consist of the following (in millions):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,103	$—	$1,103	$1,109	$—	$1,109
Customer relationships	559	(201)	358	570	(200)	370
Technology	324	(180)	144	327	(172)	155
Other (a)	46	(4)	42	36	(3)	33
Total other intangible assets	$2,032	$(385)	$1,647	$2,042	$(375)	$1,667
(a)    The Other category primarily includes emissions and quarry rights.

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
Based on the results of this testing, the Company recorded pre-tax non-cash impairment charges totaling $43 million in the first quarter of 2020 related to two of the Insulation trademarks and trade names. These charges were recorded in Other (income) expenses, net on the Consolidated Statements of Earnings (Loss), and were included in the Corporate, Other and Eliminations reporting category.
Non-cash impairment charges included a pre-tax impairment charge of $34 million for a trade name used by our European building and technical insulation business, and a pre-tax impairment charge of $9 million related to a trademark used on global cellular glass insulation products.
There is one trade name used by our European building and technical insulation business within our Insulation segment that is at an increased risk of impairment. A change in the estimated long-term revenue growth rate or increase in the discount rate assumption could increase the likelihood of a future impairment for this asset. The affected asset had a carrying value of $166 million as of March 31, 2021.
The estimated amortization expense for intangible assets for the next five years is as follows (in millions):

Period	Amortization
2022	$46
2023	$44
2024	$39
2025	$37
2026	$37

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	March 31, 2021	December 31, 2020
Land	$220	$222
Buildings and leasehold improvements	1,236	1,241
Machinery and equipment	5,160	5,155
Construction in progress	259	292
	6,875	6,910
Accumulated depreciation	(3,117)	(3,101)
Property, plant and equipment, net	$3,758	$3,809

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 10% of total machinery and equipment as of both March 31, 2021 and December 31, 2020. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of about 3% of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.    PROPERTY, PLANT AND EQUIPMENT (continued)
Our production tooling needs in our Composites segment are changing in response to economic and technological factors. As a result, we exchanged certain precious metals used in production tooling for certain other precious metals to be used in production tooling. These non-cash exchanges resulted in a $20 million net increase to Machinery and equipment and gains totaling $20 million from these exchanges, which are included in Other (income) expenses, net on the Consolidated Statements of Earnings (Loss) and are reflected in the Corporate, Other and Eliminations reporting category. These non-cash investing activities are not included in the Net cash flow used for investing activities in the Consolidated Statements of Cash Flows. We do not expect these exchanges to materially impact our current or future capital expenditure requirements or rate of depletion.

7.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2020 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$72	$64
Amounts accrued for current year	5	4
Settlements of warranty claims	(3)	(3)
Ending balance	$74	$65

8.    RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

2020 Insulation Restructuring Actions

During the fourth quarter of 2020, the Company took actions to avoid future capital outlays and reduce costs in its global Insulation segment, mainly through decisions to close certain manufacturing facilities in Shanghai, China and Fresno, Texas, and optimize a facility in Parainen, Finland. During the first three months of 2021, the Company recorded $1 million of charges related to accelerated depreciation. The Company expects to recognize less than $5 million of incremental charges throughout 2021 related to these actions.

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
(unaudited)

8.    RESTRUCTURING AND ACQUISITION-RELATED COSTS (continued)
Consolidated Statements of Earnings (Loss) Classification

The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings (Loss), which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended March 31,
Type of cost	Location	2021	2020
Accelerated depreciation	Cost of sales	$1	$1
Other exit costs	Cost of sales	—	2
Severance	Other (income) expenses, net	—	2
Total restructuring costs		$1	$5

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activities (in millions):

	2020 Insulation Restructuring Actions	2020 Composites Restructuring Actions	Acquisition-Related Restructuring
Balance at December 31, 2020	$2	$2	$9
Restructuring costs	1	—	—
Payments	(1)	(1)	(1)
Accelerated depreciation and other non-cash items	(1)	—	—
Balance at March 31, 2021	$1	$1	$8
Cumulative charges incurred	$24	$13	$29

As of March 31, 2021, the remaining liability balance is comprised of $10 million of severance, inclusive of $4 million of non-current severance and $6 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.200% senior notes, net of discount and financing fees, due 2022	$184	105%	$184	106%
4.200% senior notes, net of discount and financing fees, due 2024	396	111%	396	111%
3.400% senior notes, net of discount and financing fees, due 2026	397	108%	397	111%
3.950% senior notes, net of discount and financing fees, due 2029	445	110%	445	115%
3.875% senior notes, net of discount and financing fees, due 2030	297	109%	297	115%
7.000% senior notes, net of discount and financing fees, due 2036	368	136%	368	142%
4.300% senior notes, net of discount and financing fees, due 2047	588	109%	588	120%
4.400% senior notes, net of discount and financing fees, due 2048	390	110%	390	121%
Various finance leases, due through 2036 (a)	101	100%	78	100%
Other	2	n/a	2	n/a
Total long-term debt	3,168	n/a	3,145	n/a
Less – current portion (a)	23	100%	19	100%
Long-term debt, net of current portion	$3,145	n/a	$3,126	n/a

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
Senior Notes
The Company issued $300 million of 2030 senior notes on May 12, 2020. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on December 1, 2020. The proceeds from these notes were used for general corporate purposes.
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2021.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of March 31, 2021. Please refer to the Credit Facility Utilization section below for liquidity information as of March 31, 2021.
Receivables Securitization Facility
The Company has a Receivables Purchase Agreement (RPA) that is accounted for as secured borrowings in accordance with ASC 860, "Accounting for Transfers and Servicing." Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $280 million RPA with certain financial institutions. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates vs. LIBOR, plus a fixed spread. In April 2021, the securitization facility (the "Receivables Securitization Facility") was amended to extend the maturity date to April 2024. The new agreement also includes fallback language related to a benchmark reference rate replacement, when a LIBOR transition occurs.
The RPA contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of March 31, 2021. Please refer to the Credit Facility Utilization section below for liquidity information as of March 31, 2021.
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

	Balance at March 31, 2021
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	n/a	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279
Short-Term Debt
Short-term borrowings were $1 million at both March 31, 2021 and December 31, 2020. The short-term borrowings consisted of various operating lines of credit. The weighted average interest rate on all short-term borrowings was approximately 1.1% as of both March 31, 2021 and December 31, 2020.

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
The following table provides information regarding pension expense recognized (in millions):

	Three Months Ended March 31,
	2021			2020
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$2	$3	$1	$1	$2
Interest cost	6	2	8	7	2	9
Expected return on plan assets	(9)	(5)	(14)	(11)	(4)	(15)
Amortization of actuarial loss	3	1	4	3	1	4
Net periodic pension cost	$1	$—	$1	$—	$—	$—
The Company does not expect to contribute to the U.S. pension plans during 2021. The Company expects to contribute $25 million in cash to non-U.S. plans during 2021. The Company made cash contributions of $1 million to the plans during the three months ended March 31, 2021.
Postemployment and Postretirement Benefits Other than Pensions ("OPEB")
The Company maintains healthcare and life insurance benefit plans for certain retired employees and their dependents. The health care plans in the United States are non-funded and pay either (1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or (2) fixed amounts of medical expense reimbursement.
The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended March 31,
	2021	2020
Components of Net Periodic Benefit Cost
Service cost	$—	$—
Interest cost	1	2
Amortization of prior service credit	—	(1)
Amortization of actuarial gain	(2)	(2)
Net periodic benefit income	$(1)	$(1)

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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of March 31, 2021, the Company was involved with a total of 21 sites worldwide, including 8 Superfund and state equivalent sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At March 31, 2021, the Company had an accrual totaling $5 million for these costs, of which the current portion is $1 million. Changes in required remediation procedures or timing of

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)
those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

12.    STOCK COMPENSATION

Description of the Plan

On April 18, 2019, the Company’s stockholders approved the Owens Corning 2019 Stock Plan (the “2019 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance share awards. At March 31, 2021, the number of shares remaining available under the 2019 Stock Plan for all stock awards was approximately 3.1 million.

Prior to 2019, employees were eligible to receive stock awards under the Owens Corning 2016 Stock Plan and the Owens Corning 2013 Stock Plan.

Total Stock-Based Compensation Expense

Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings (Loss) is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Total stock-based compensation expense	$12	$11

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
The Company has not granted stock options since the year ended December 31, 2014. As of March 31, 2021, there was no unrecognized compensation cost related to stock options and the range of exercise prices on outstanding stock options was $33.73 - $42.16.
The following table summarizes the Company’s stock option activity:

		Weighted-Average
	Number of Options	Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, December 31, 2020	361,775	$37.77	1.50	$14
Exercised	(207,475)	37.36
Outstanding, March 31, 2021	154,300	$38.33	1.59	$8
Exercisable, March 31, 2021	154,300	$38.33	1.59	$8

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    STOCK COMPENSATION (continued)

Restricted Stock Awards and Restricted Stock Units
The Company has granted restricted stock awards and restricted stock units (collectively referred to as “RSUs”) under its stockholder approved stock plans. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three or four years. The Stock Plan allows alternate vesting schedules for death, disability, and retirement. The weighted average grant date fair value of RSUs granted in 2021 was $81.35.
The following table summarizes the Company’s RSU plans:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2020	1,419,454	$54.99
Granted	307,133	81.35
Vested	(302,237)	61.98
Forfeited	(16,850)	64.24
Balance at March 31, 2021	1,407,500	$59.08
As of March 31, 2021, there was $49 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.54 years. The total grant date fair value of shares vested during the three months ended March 31, 2021 and 2020 was $19 million and $19 million, respectively.
Performance Share Awards and Performance Share Units
The Company has granted performance share awards and performance share units (collectively referred to as “PSUs”) as a part of its long-term incentive plan. All outstanding performance grants will fully settle in stock. The amount of stock ultimately distributed from all performance shares is contingent on meeting internal company-based metrics or an external-based stock performance metric.
In the three months ended March 31, 2021, the Company granted both internal company-based and external-based metric PSUs.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    STOCK COMPENSATION (continued)

The following table provides a summary of these assumptions for shares granted in 2021:

Expected volatility	42.74%
Risk free interest rate	0.18%
Expected term (in years)	2.90
Grant date fair value of units granted	$99.19
The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of March 31, 2021, there was $27 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.21 years. There were no shares vested during the three months ended March 31, 2021. The total grant date fair value of shares vested during the three months ended March 31, 2020 was $1 million.
The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2020	323,361	$69.20
Granted	148,968	85.07
Forfeited	(8,132)	61.53
Balance at March 31, 2021	464,197	$69.26

Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (ESPP) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company's stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan which increased the number of shares available for issuance under the plan by 4.2 million shares. As of March 31, 2021, 4.1 million shares remain available for purchase.
Included in total stock-based compensation expense is $1 million of expense related to the Company's ESPP recognized during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company recognized expense of $1 million related to the Company's ESPP. As of March 31, 2021, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings (loss) per-share (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net earnings (loss) attributable to Owens Corning	$210	$(917)
Weighted-average number of shares outstanding used for basic earnings (loss) per share	105.4	108.8
Non-vested restricted and performance shares	0.5	—
Options to purchase common stock	0.1	—
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	106.0	108.8
Earnings (loss) per common share attributable to Owens Corning common stockholders:
Basic	$1.99	$(8.43)
Diluted	$1.98	$(8.43)
For the three months ended March 31, 2021, there were no non-vested restricted or performance shares that had an anti-dilutive effect on earnings per share. For the three months ended March 31, 2020, diluted earnings per share was equal to basic earnings per share due to the net loss attributable to Owens Corning.
On December 3, 2020, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.6 million shares of its common stock for $131 million during the three months ended March 31, 2021, under the Repurchase Authorization. As of March 31, 2021, 7.9 million shares remain available for repurchase under the Repurchase Authorization.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Income tax expense	$59	$24
Effective tax rate	22%	-3%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2021 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, adjustments to valuation allowances against certain deferred tax assets, excess tax benefits related to stock compensation, and other discrete adjustments.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended March 31,

	2021	2020
Currency Translation Adjustment
Beginning balance	$(220)	$(282)
Net investment hedge amounts classified into AOCI, net of tax	4	32
Loss on foreign currency translation	(49)	(154)
Other comprehensive loss, net of tax	(45)	(122)
Ending balance	$(265)	$(404)
Pension and Other Postretirement Adjustment
Beginning balance	$(372)	$(326)
Amounts reclassified from AOCI to net earnings, net of tax (a)	2	7
Amounts classified into AOCI, net of tax	(1)	—
Other comprehensive income, net of tax	1	7
Ending balance	$(371)	$(319)
Hedging Adjustment
Beginning balance	$4	$(2)
Amounts reclassified from AOCI to net earnings, net of tax (b)	(1)	2
Amounts classified into AOCI, net of tax	13	(3)
Other comprehensive income/(loss), net of tax	12	(1)
Ending balance	$16	$(3)
Total AOCI ending balance	$(620)	$(726)

(a)These AOCI components are included in the computation of total Pension and Other postretirement expense and are recorded in Non-operating income. See Note 10 for additional information.
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
EXECUTIVE OVERVIEW
Throughout the first quarter of 2021, the COVID-19 pandemic continued to impact much of the globe and create uncertainty in the markets we serve. Despite this ongoing impact, we are continuing to focus on serving our customers, while taking significant precautions to provide a safe environment for our employees and customers. We remain hopeful that the impact of the pandemic will continue to lessen through effective distribution of vaccines and the continued resumption of widespread economic activity.
Net earnings attributable to Owens Corning were $210 million in the first quarter of 2021, compared to net loss attributable to Owens Corning of $917 million in the same period of 2020. The Company reported $301 million in earnings before interest and taxes (EBIT) for the first quarter of 2021 compared to a loss of $866 million in the same period of 2020. The Company’s first-quarter 2020 results included non-cash pre-tax impairment charges of $987 million driven by the economic uncertainties associated with the COVID-19 pandemic. The Company generated $282 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the first quarter of 2021 compared to $116 million in the same period of 2020. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings (loss) attributable to Owens Corning. First quarter of 2021 EBIT performance compared to the same period of 2020 increased $92 million, $43 million and $35 million in our Roofing, Insulation and Composites segments, respectively. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $4 million.
Cash and cash equivalents were $605 million as of March 31, 2021, compared to $234 million as of March 31, 2020, as a result of strong cash flow provided by operating activities, and lower cash paid for property, plant and equipment. In the three months ended March 31, 2021, the Company's operating activities provided $204 million of cash flow, compared to $52 million used in the same period in 2020. The change was primarily driven by higher earnings, and a smaller increase in operating assets and liabilities, primarily inventories and accounts payable, compared to the same period a year ago.

The Company repurchased 1.6 million shares of its common stock for $131 million during the first quarter of 2021 under a previously announced repurchase authorization (the "Share Repurchase Authorization"). As of March 31, 2021, 7.9 million shares remained available for repurchase under the Share Repurchase Authorization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended March 31,
	2021	2020
Net sales	$1,915	$1,601
Gross margin	$444	$306
% of net sales	23%	19%
Marketing and administrative expenses	$174	$179
Goodwill impairment charge	$—	$944
Other (income) expenses, net	$(48)	$32
Earnings (loss) before interest and taxes	$301	$(866)
Interest expense, net	$33	$27
Income tax expense	$59	$24
Net earnings (loss) attributable to Owens Corning	$210	$(917)
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the first quarter 2021, net sales increased $314 million compared to the same period in 2020 driven by the impact of higher sales volumes and higher selling prices in all three segments.
GROSS MARGIN
In the first quarter 2021, gross margin increased $138 million compared to the same period in 2020 driven by the impact of higher sales volumes and higher selling prices in all three segments.
MARKETING AND ADMINISTRATIVE EXPENSES
In the first quarter 2021, marketing and administrative expenses decreased $5 million compared to the same period in 2020 driven by higher levels of spending prior to the onset of the COVID-19 pandemic in the first quarter of 2020.
GOODWILL IMPAIRMENT CHARGE
The Company recorded a pre-tax non-cash impairment charge of $944 million in the first quarter of 2020 related to the Insulation reporting unit, which was equal to the excess of the reporting unit's carrying value over its fair value.
OTHER (INCOME) EXPENSES, NET
In the first quarter 2021, Other (income) expenses, net decreased $80 million compared to the same period in 2020. The decrease was driven primarily by the favorable comparison year-over-year to intangible asset impairment charges of $43 million recognized in 2020. The remaining difference was driven by $27 million of gains on settlements from contracts to purchase and sell wind-generated electricity and $10 million of higher gains on sale of precious metals used in production tooling as needs changed in response to economic and technological factors.
INTEREST EXPENSE, NET
In the first quarter of 2021, interest expense, net increased $6 million compared to the same period in 2020 primarily due to the increase in our bond portfolio from the issuance of the 2030 senior notes in May 2020.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME TAX EXPENSE
Income tax expense for the three months ended March 31, 2021 was $59 million. For the first quarter 2021, the Company's effective tax rate was 22%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2021 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, adjustments to valuation allowances against certain deferred tax assets, excess tax benefits related to stock compensation, and other discrete adjustments.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions by a range of zero to $7 million.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Restructuring and Acquisition-Related Costs
The Company has incurred restructuring, transaction and integration costs related to acquisitions, along with restructuring costs in connection with its global cost reduction and productivity initiatives. These costs are recorded within Corporate, Other and Eliminations. Please refer to Note 8 of the Consolidated Financial Statements for further information on the nature of these costs.
The following table presents the impact and respective location of these expense items on the Consolidated Statements of Earnings (Loss) (in millions):

		Three Months Ended March 31,
	Location	2021	2020
Restructuring costs	Cost of sales	$(1)	$(3)
Restructuring costs	Other (income) expenses, net	—	(2)
Total restructuring, acquisition and integration-related costs		$(1)	$(5)

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended March 31,
	2021	2020
Restructuring costs	$(1)	$(5)
Gains on sale of certain precious metals	20	10
Goodwill impairment charge	—	(944)
Intangible assets impairment charge	—	(43)
Total adjusting items	$19	$(982)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from Net earnings (loss) attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended March 31,
	2021	2020
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$210	$(917)
Net earnings attributable to noncontrolling interests	—	1
NET EARNINGS (LOSS)	210	(916)
Equity in net earnings of affiliates	1	1
Income tax expense	59	24
EARNINGS (LOSS) BEFORE TAXES	268	(893)
Interest expense, net	33	27
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	301	(866)
Adjusting items from above	19	(982)
ADJUSTED EBIT	$282	$116

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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended March 31,
	2021	2020
Net sales	$559	$494
% change from prior year	13%	-4%
EBIT	$79	$44
EBIT as a % of net sales	14%	9%
Depreciation and amortization expense	$38	$38

NET SALES

In our Composites segment, net sales in the first quarter 2021 increased $65 million compared to the same period in 2020. The increase was primarily driven by higher sales volumes of approximately 8%. The remaining difference was driven by higher selling prices of $9 million, the favorable impact of translating sales denominated in foreign currencies into United States dollars and favorable product mix.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT

In our Composites segment, EBIT in the first quarter of 2021 increased $35 million compared to the same period in 2020. The increase was driven by higher selling prices, the impact of higher sales volumes and favorable manufacturing performance of $15 million, excluding the impact of the winter storm event in Texas in February 2021. The favorable impact of lower curtailment actions relative to the prior year and favorable customer mix more than offset the combined $6 million impact of input cost inflation and higher transportation costs. Gains on settlements from contracts to purchase and sell wind-generated electricity of $8 million largely offset the $6 million unfavorable operational impact of the winter storm event.

OUTLOOK

Global glass reinforcements market demand has historically been correlated with global industrial production and we believe this relationship will continue. The Company expects the COVID-19 pandemic will continue to create uncertainty in its end markets. The magnitude of the impact will depend on the depth and duration of the crisis. The Company continues to focus on managing costs, capital expenditures, and working capital.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended March 31,
	2021	2020
Net sales	$700	$603
% change from prior year	16%	2%
EBIT	$82	$39
EBIT as a % of net sales	12%	6%
Depreciation and amortization expense	$51	$49

NET SALES
In our Insulation segment, net sales in the first quarter of 2021 increased $97 million compared to the same period in 2020. The increase was due to higher sales volumes of about 13% and higher selling prices of $14 million. The $22 million favorable impact of translating sales denominated in foreign currencies into United States dollars was partially offset by unfavorable product and customer mix.
EBIT
In our Insulation segment, EBIT in the first quarter of 2021 increased $43 million compared to the same period in 2020. The increase was primarily driven by the impact of higher sales volumes, higher selling prices of $14 million, partially offset by the net $5 million gain on sale of an immaterial business in the first quarter of 2020. The benefit of fixed cost absorption on higher production volumes of $15 million and favorable manufacturing performance of $5 million, excluding the impact of the winter storm event in Texas in February 2021, more than offset $7 million of input cost inflation and $6 million in higher transportation costs. Gains on settlements from contracts to purchase and sell wind-generated electricity of $14 million largely offset the $12 million unfavorable operational impact from the winter storm event.
OUTLOOK
The outlook for Insulation demand is driven by North American new residential construction, remodeling and repair activity, as well as commercial and industrial construction activity in the United States, Canada, Europe and Asia-Pacific. Demand in commercial and industrial insulation markets is most closely correlated to industrial production growth and overall economic activity in the global markets we serve. Demand for residential insulation is most closely correlated to lagged U.S. housing starts.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the first quarter of 2021, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.613 million, up from an annual average of approximately 1.484 million starts in the first quarter of 2020.
The Company expects the COVID-19 pandemic will continue to create uncertainty in its end markets. The magnitude of the impact will depend on the depth and duration of the crisis. The Company continues to focus on managing costs, capital expenditures, and working capital.
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended March 31,
	2021	2020
Net sales	$711	$555
% change from prior year	28%	-10%
EBIT	$156	$64
EBIT as a % of net sales	22%	12%
Depreciation and amortization expense	$15	$14

NET SALES

In our Roofing segment, net sales in the first quarter of 2021 increased $156 million compared to the same period in 2020. The increase was primarily driven by higher sales volumes of about 25% on both higher shingle volumes and higher component volumes. Higher selling prices of $31 million were partially offset by unfavorable customer mix and lower third-party asphalt sales.
EBIT
In our Roofing segment, EBIT in the first quarter of 2021 increased $92 million compared to the same period in 2020. The increase was primarily driven by the impact of higher sales volumes and higher selling prices of $31 million. Favorable manufacturing performance of $32 million, excluding the impact of the winter storm event in Texas in February 2021, was partially offset by the impact of unfavorable customer mix, $5 million of higher transportation costs, and slightly unfavorable input cost inflation. Gains on settlements from contracts to purchase and sell wind-generated electricity of $5 million offset the unfavorable operational impact from the winter storm event.
OUTLOOK

In our Roofing segment, we expect the factors that have driven strong margins in recent years, such as growth from remodeling demand, along with higher sales of roofing components, to continue to deliver profitability. Uncertainties that may impact our Roofing margins include demand from storm and other weather events, demand from new construction, competitive pricing pressure and the cost and availability of raw materials.

Despite recent strength in the U.S. asphalt shingle market, the Company expects the COVID-19 pandemic will continue to create uncertainty in its end markets. The magnitude of the impact will depend on the depth and duration of the crisis. The Company continues to focus on managing costs, capital expenditures, and working capital.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended March 31,
	2021	2020
Restructuring costs	$(1)	$(5)
Gains on sale of certain precious metals	20	10
Goodwill impairment charge	—	(944)
Intangible assets impairment charge	—	(43)
General corporate expense and other	(35)	(31)
EBIT	$(16)	$(1,013)
Depreciation and amortization	$15	$15

EBIT
In Corporate, Other and Eliminations, EBIT losses for the first quarter of 2021 were lower by $997 million compared to the same period in 2020, primarily driven by the favorable comparison year-over-year to the goodwill impairment charge of $944 million and intangible asset charges of $43 million recorded in the first quarter of 2020. Additional details of these charges are further explained in Note 5 of the Consolidated Financial Statements. The remaining difference was driven by $10 million of higher gains on sale of certain precious metals.
General corporate expense and other for the first quarter of 2021 were higher by $4 million compared to the same period in 2020, driven primarily by higher performance-based compensation associated with an improved outlook for 2021.
OUTLOOK
In 2021, we estimate general corporate expenses to be in the range of $135 million and $145 million.
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
The Company has a $280 million receivables securitization facility (the "Receivables Securitization Facility") that has been amended from time to time. In April 2021, the Receivables Securitization Facility was amended to extend the maturity date to April 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at March 31, 2021
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
The Receivables Securitization Facility and Senior Revolving Credit Facility both mature in 2024. The Company has no significant debt maturities of senior notes before the fourth quarter of 2022. As of March 31, 2021, the Company had $3.2 billion of total debt and cash and cash equivalents of $605 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of March 31, 2021, and December 31, 2020, the Company had $91 million and $71 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017.
As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to page 15 of the Risk Factors disclosed in Item 1A of the Company's Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K") for details on the factors that could inhibit our subsidiaries' ability to pay dividends or make other distributions to the parent company.
Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions, share repurchases, meeting financial obligations, payments of quarterly dividends as authorized by our Board of Directors, and acquisitions. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our Senior Revolving Credit Facility and, to the extent available, our Receivables Securitization Facility, will provide ample liquidity to enable us to meet our cash requirements.
The agreements governing our Senior Revolving Credit Facility and Receivables Securitization Facility contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of March 31, 2021.
Supplier Finance Programs
We review supplier terms and conditions on an ongoing basis, and have negotiated payment terms extensions in recent years in connection with our efforts to reduce working capital and improve cash flow. Separate from those terms extension actions, certain of our subsidiaries have entered into paying agency agreements with third-party administrators. These voluntary supply chain finance programs (collectively, the “Programs”) generally give participating suppliers the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions, at the sole discretion of both the suppliers and financial institutions. The Company is not a party to the arrangements between the suppliers and the financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell, or otherwise pledge as collateral, amounts under these arrangements. One of our programs includes a parent guarantee to the participating financial institution for a certain U.S. subsidiary that, at the time of the respective program’s inception in 2015, was a guarantor subsidiary of the Company’s Senior Revolving Credit Facility.
The payables associated with suppliers choosing to voluntarily participate in the Programs were presented as accounts payable within Total current liabilities on the Consolidated Balance Sheets, and totaled $179 million and $170 million as of March 31,

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2021 and December 31, 2020, respectively. The amounts paid that are associated with suppliers once they chose to voluntarily participate in the Programs for the three months ended March 31, 2021 and 2020 were $114 million, and $93 million, respectively, with all activity related to the obligations presented within operating activities on the Consolidated Statements of Cash Flows.
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
Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$605	$234
Net cash flow provided by (used for) operating activities	$204	$(52)
Net cash flow used for investing activities	$(121)	$(61)
Net cash flow (used for) provided by financing activities	$(194)	$213
Availability on the Senior Revolving Credit Facility	$796	$396
Availability on the Receivables Securitization Facility	$279	$278
Cash and cash equivalents: Cash and cash equivalents as of March 31, 2021 increased $371 million compared to March 31, 2020 primarily due to higher cash flow provided by operating activities.
Operating activities: For the three months ended March 31, 2021, the Company's operating activities provided $204 million of cash compared to $52 million used in the same period in 2020. The change in cash provided by (used for) operating activities was due to higher earnings, and a smaller increase in operating assets and liabilities, primarily inventories and accounts payable, compared to the same period in 2020.
Investing activities: Net cash flow used for investing activities increased $60 million for the three months ended March 31, 2021 compared to the same period of 2020, primarily driven by cash outflows from derivative settlements and the unfavorable year-over-year comparison to proceeds from the sale of assets or affiliates in 2020.
Financing activities: Net cash used for financing activities was $194 million for the three months ended March 31, 2021, compared to net cash provided by financing activities of $213 million in the same period in 2020. The change was primarily due to lower borrowings on the Senior Revolving Credit Facility, higher purchases of treasury stock and an increase in dividends paid.
2021 Investments
Capital Expenditures: The Company will continue a balanced approach to the use of its cash flows. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2021 are expected to be approximately $460 million, primarily driven by capacity expansion in our Composites segment to support growth in our downstream Non-Wovens business.
Tax Net Operating Losses and U.S. Foreign Tax Credits
There have been no material changes to the disclosure in our 2020 Form 10-K.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Pension Contributions
Please refer to Note 10 of the Consolidated Financial Statements. The Company expects to contribute $25 million in cash to its global pension plans during 2021. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions.
Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Notes 4 and 9 of the Consolidated Financial Statements.
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the three months ended March 31, 2021, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended March 31, 2021, our RIR was 0.64 as compared to 0.56 in the same period a year ago.
ACCOUNTING PRONOUNCEMENTS

Please refer to Note 1 of the Consolidated Financial Statements.
ENVIRONMENTAL MATTERS
Please refer to Note 11 of the Consolidated Financial Statements.

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

All forward-looking statements in this report should be considered in the context of the risks and other factors described herein, and in Item 1A - Risk factors in Part I of our 2020 Form 10-K. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the three months ended March 31, 2021. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2020 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Despite temporary work-from-home arrangements for a significant portion of our administrative employees, the changes have had a minimal effect on the Company's accounting processes and internal control over financial reporting during the quarter ended March 31, 2021.

PART II

ITEM 1.    LEGAL PROCEEDINGS

Information required by this item is incorporated by reference to Note 11 of the Consolidated Financial Statements, Contingent Liabilities and Other Matters.

ITEM 1A.    RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s 2020 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2021	800,000		$80.08	800,000	8,686,726
February 1-28, 2021	329,552		82.02	200,000	8,486,726
March 1-31, 2021	598,900		84.51	596,471	7,890,255
Total	1,728,452	*	$81.98	1,596,471	7,890,255

*    The Company retained an aggregate of 131,981 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.
**    On December 3, 2020, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated transactions, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.6 million shares of its common stock for $131 million during the three months ended March 31, 2021 under the Repurchase Authorization. As of March 31, 2021, 7.9 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

On April 26, 2021, Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, entered into (i) that certain Third Amendment to Second Amended and Restated Receivables Purchase Agreement (the “RPA Amendment”), among Owens Corning Sales, LLC, Owens Corning Receivables LLC, PNC Bank, National Association (the “Administrator”) and the other parties thereto, amending the Second Amended and Restated Receivables Purchase Agreement, dated as of May 5, 2017, as amended by the First Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of April 12, 2018, and the Second Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of April 8, 2019 (the “RPA”), and (ii) that certain Second Amendment to Purchase and Sale Agreement (the “PSA Amendment” and, together with the RPA Amendment, the “Amendments”), between Owens Corning Sales, LLC and Owens Corning Receivables LLC, amending the Purchase and Sale Agreement, dated as of March 31, 2011, as amended by the First Amendment to Purchase and Sale Agreement, dated as of May 5, 2017. The Amendments, among other things, extend the stated termination date of the RPA from April 8, 2022 to April 26, 2024.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	Owens Corning 2021 Corporate Incentive Plan (incorporated by reference to Exhibit 10.16 to Owens Corning's Annual Report on Form 10-K (File No 1-33100) for the year ended December 31, 2020).*

10.2
Owens Corning Amended and Restated Deferred Compensation Plan, effective as of January 1, 2021 (incorporated by reference to Exhibit 10.17 to Owens Corning's Annual Report on Form 10-K (File No 1-33100) for the year ended December 31, 2020).*

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

101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss), (ii) Consolidated Statements of Comprehensive Earnings (Loss); (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	April 28, 2021	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Chief Financial Officer

Date:	April 28, 2021	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller