Form 10-Q
period 2021-06-30
Owens Corning
filed 2021-07-28
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Yes ☐           No ☑

As of July 23, 2021, 103,129,937 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
NET SALES	$2,239	$1,625	$4,154	$3,226
COST OF SALES	1,621	1,282	3,092	2,577
Gross margin	618	343	1,062	649
OPERATING EXPENSES
Marketing and administrative expenses	188	151	362	330
Science and technology expenses	22	18	42	39
Goodwill impairment charge	—	—	—	944
Other (income) expenses, net	(17)	6	(65)	38
Total operating expenses	193	175	339	1,351
OPERATING INCOME (LOSS)	425	168	723	(702)
Non-operating income	(3)	(3)	(6)	(7)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	428	171	729	(695)
Interest expense, net	33	36	66	63
EARNINGS (LOSS) BEFORE TAXES	395	135	663	(758)
Income tax expense	97	39	156	63
Equity in net (loss) earnings of affiliates	—	(1)	1	—
NET EARNINGS (LOSS)	298	95	508	(821)
Net loss attributable to noncontrolling interests	—	(1)	—	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$298	$96	$508	$(821)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$2.85	$0.88	$4.84	$(7.55)
Diluted	$2.82	$0.88	$4.80	$(7.55)
WEIGHTED AVERAGE COMMON SHARES
Basic	104.6	108.6	105.0	108.7
Diluted	105.5	108.9	105.9	108.7
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET EARNINGS (LOSS)	$298	$95	$508	$(821)
Currency translation adjustment (net of tax of $0 and $1 for the three months ended June 30, 2021 and 2020, respectively, and $(1) and $(9) for the six months ended June 30, 2021 and 2020, respectively)	32	53	(13)	(69)
Pension and other postretirement adjustment (net of tax of $0 for both the three months ended June 30, 2021 and 2020, and $0 for both the six months ended June 30, 2021 and 2020)	(3)	(2)	(2)	5
Hedging adjustment (net of tax of $1 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $(3) and $0 for the six months ended June 30, 2021 and 2020, respectively)	(2)	—	10	(1)
COMPREHENSIVE EARNINGS (LOSS)	325	146	503	(886)
Comprehensive earnings (loss) attributable to noncontrolling interests	—	(1)	—	—
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$325	$147	$503	$(886)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	June 30, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$888	$717
Receivables, less allowance of $10 at both June 30, 2021 and December 31, 2020	1,226	919
Inventories	887	855
Other current assets	123	115
Total current assets	3,124	2,606
Property, plant and equipment, net	3,791	3,809
Operating lease right-of-use assets	145	154
Goodwill	985	989
Intangible assets	1,634	1,667
Deferred income taxes	33	28
Other non-current assets	265	228
TOTAL ASSETS	$9,977	$9,481
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current operating lease liabilities	$53	$55
Other current liabilities	1,584	1,385
Total current liabilities	1,637	1,440
Long-term debt, net of current portion	3,144	3,126
Pension plan liability	153	159
Other employee benefits liability	169	171
Non-current operating lease liabilities	92	99
Deferred income taxes	370	332
Other liabilities	256	213
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,064	4,059
Accumulated earnings	2,282	1,829
Accumulated other comprehensive deficit	(593)	(588)
Cost of common stock in treasury (c)	(1,637)	(1,400)
Total Owens Corning stockholders’ equity	4,117	3,901
Noncontrolling interests	39	40
Total equity	4,156	3,941
TOTAL LIABILITIES AND EQUITY	$9,977	$9,481

(a)10 shares authorized; none issued or outstanding at June 30, 2021 and December 31, 2020
(b)400 shares authorized; 135.5 issued and 103.3 outstanding at June 30, 2021; 135.5 issued and 105.6 outstanding at December 31, 2020
(c)32.2 shares at June 30, 2021 and 29.9 shares at December 31, 2020
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2020	105.6	$1	29.9	$(1,400)	$4,059	$1,829	$(588)	$40	$3,941
Net earnings attributable to Owens Corning	—	—	—	—	—	210	—	—	210
Currency translation adjustment	—	—	—	—	—	—	(45)	(1)	(46)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	1	—	1
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	12	—	12
Issuance of common stock under share-based payment plans	0.5	—	(0.5)	22	(15)	—	—	—	7
Purchases of treasury stock	(1.8)	—	1.8	(142)	—	—	—	—	(142)
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Dividends declared (d)	—	—	—	—	—	(28)	—	—	(28)
Balance at March 31, 2021	104.3	$1	31.2	$(1,520)	$4,056	$2,011	$(620)	$39	$3,967
Net earnings attributable to Owens Corning	—	—	—	—	—	298	—	—	298
Currency translation adjustment	—	—	—	—	—	—	32	—	32
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(3)	—	(3)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(2)	—	(2)
Issuance of common stock under share-based payment plans	0.3	—	(0.3)	14	(4)	—	—	—	10
Purchases of treasury stock	(1.3)	—	1.3	(131)	—	—	—	—	(131)
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Dividends declared (d)	—	—	—	—	—	(27)	—	—	(27)
Balance at June 30, 2021	103.3	$1	32.2	$(1,637)	$4,064	$2,282	$(593)	$39	$4,156

(a)Additional Paid in Capital (APIC)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Quarterly dividend declarations of $0.26 per share as of June 30, 2021 and March 31, 2021

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

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2021	2020
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings (loss)	$508	$(821)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	241	232
Deferred income taxes	35	48
Provision for pension and other employee benefits liabilities	—	(1)
Stock-based compensation expense	24	20
Goodwill impairment charge	—	944
Intangible assets impairment charge	—	43
Other adjustments to reconcile net earnings (loss) to cash provided by operating activities	(32)	(20)
Changes in operating assets and liabilities	(62)	(191)
Pension fund contribution	(3)	(12)
Payments for other employee benefits liabilities	(6)	(7)
Other	(3)	(6)
Net cash flow provided by operating activities	702	229
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(177)	(140)
Proceeds from the sale of assets or affiliates	1	38
Derivative settlements	(32)	48
Other	(5)	—
Net cash flow used for investing activities	(213)	(54)
NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	—	297
Proceeds from senior revolving credit and receivables securitization facilities	—	736
Payments on senior revolving credit and receivables securitization facilities	—	(546)
Payments on term loan borrowing	—	(50)
Net decrease in short-term debt	—	(17)
Dividends paid	(55)	(52)
Purchases of treasury stock	(263)	(96)
Other	(2)	(7)
Net cash flow (used for) provided by financing activities	(320)	265
Effect of exchange rate changes on cash	2	(30)
Net increase in cash, cash equivalents, and restricted cash	171	410
Cash, cash equivalents and restricted cash at beginning of period	724	179
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$895	$589

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
Revenue Recognition

As of December 31, 2020, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $66 million, of which $14 million was recognized as revenue in the first six months of 2021. As of June 30, 2021, our contract liability balances totaled $69 million.

Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $7 million as of June 30, 2021, December 31, 2020, June 30, 2020 and December 31, 2019. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

Related Party Transactions

In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $27 million and $47 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, amounts due to the related party supplier were $7 million.

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

Accounting Pronouncements

The following table summarizes recent ASU's issued by the Financial Accounting Standards Board (FASB) that had an impact on the Company's Consolidated Financial Statements:

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

	For the three months ended June 30, 2021
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$83	$285	$847	$(66)	$1,149
U.S. commercial and industrial	162	177	33	—	372
Total United States	245	462	880	(66)	1,521
Europe	164	194	5	(1)	362
Asia-Pacific	129	53	2	—	184
Rest of world	45	97	30	—	172
NET SALES	$583	$806	$917	$(67)	$2,239

	For the three months ended June 30, 2020
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$58	$215	$615	$(45)	$843
U.S. commercial and industrial	110	136	39	—	285
Total United States	168	351	654	(45)	1,128
Europe	107	146	3	—	256
Asia-Pacific	100	44	2	—	146
Rest of world	23	54	18	—	95
NET SALES	$398	$595	$677	$(45)	$1,625

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.    SEGMENT INFORMATION (continued)

	For the six months ended June 30, 2021
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$158	$548	$1,506	$(121)	$2,091
U.S. commercial and industrial	308	339	55	—	702
Total United States	466	887	1,561	(121)	2,793
Europe	323	347	8	(1)	677
Asia-Pacific	267	89	5	—	361
Rest of world	86	183	54	—	323
NET SALES	$1,142	$1,506	$1,628	$(122)	$4,154

	For the six months ended June 30, 2020
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$124	$426	$1,107	$(95)	$1,562
U.S. commercial and industrial	261	298	67	—	626
Total United States	385	724	1,174	(95)	2,188
Europe	248	289	7	(1)	543
Asia-Pacific	205	64	5	—	274
Rest of world	54	121	46	—	221
NET SALES	$892	$1,198	$1,232	$(96)	$3,226

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.    SEGMENT INFORMATION (continued)

The following table summarizes EBIT by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reportable Segments
Composites	$98	$6	$177	$50
Insulation	112	32	194	71
Roofing	234	148	390	212
Total reportable segments	444	186	761	333
Restructuring costs	(1)	(5)	(2)	(10)
Gains on sale of certain precious metals	21	9	41	19
Goodwill impairment charge	—	—	—	(944)
Intangible assets impairment charge	—	—	—	(43)
General corporate expense and other	(36)	(19)	(71)	(50)
Total corporate, other and eliminations	(16)	(15)	(32)	(1,028)
EBIT	$428	$171	$729	$(695)

3.    INVENTORIES
Inventories consist of the following (in millions):

	June 30, 2021	December 31, 2020
Finished goods	$513	$532
Materials and supplies	374	323
Total inventories	$887	$855

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2021 and December 31, 2020, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	June 30, 2021	December 31, 2020
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other current assets	$5	$5
Cash flow hedges:
Natural gas forward swaps	Other current assets	$8	$2
Treasury interest rate lock	Other non-current assets	$12	$4
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$7	$11
Cash flow hedges:
Foreign exchange forward contracts	Other current liabilities	$1	$—
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$10	$2
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$2	$45

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Earnings (Loss) Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (Loss) (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2021	2020	2021	2020
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of (gain)/loss reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$(1)	$2	$(2)	$4
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$(2)	$(2)	$(3)	$(5)
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of gain recognized in earnings (b)	Other (income) expenses, net	$4	$3	$(16)	$(9)

(a)Accumulated Other Comprehensive Earnings (Deficit) ("AOCI")
(b)Gains related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other (income) expenses, net. Please refer to the "Other Derivatives" section below for additional detail.

Consolidated Statements of Comprehensive Earnings (Loss) Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (Loss) (in millions):

		Amount of (Gain) Loss Recognized in Comprehensive Earnings (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Hedging Type	Derivative Financial Instrument	2021	2020	2021	2020
Net investment hedge	Cross-currency swaps	$1	$4	$(4)	$(38)
Cash flow hedge	Natural gas forward swaps	$(2)	$—	$(6)	$—
Cash flow hedge	Treasury interest rate lock	$7	$1	$(8)	$2
Cash flow hedge	Foreign exchange forward contracts	$1	$—	$1	$—
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of June 30, 2021, the notional amounts of these natural gas forward swaps was 2 million MMBtu (or MMBtu equivalent) based on European indices.
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
In June 2021, the Company entered into five currency forward contracts with unrelated counterparties totaling $26 million to mitigate against unwanted or anticipated moves in the European Euro exchange rate against the U.S. Dollar, pertaining to forecasted Euro denominated invoices for capital expenditures. The Company has designated each of the individual contracts as cash flow hedges, with the last hedge maturing no later than December 2023.
Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). The Company uses cross-currency forward contracts to hedge portions of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. As of June 30, 2021, the notional amount of these derivative financial instruments was $218 million related to the U.S. Dollar and European Euro. In the second quarter of 2020, the Company unwound certain net investment hedge contracts, resulting in cash proceeds of $30 million.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of June 30, 2021, the Company had notional amounts of $702 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, European Euro, Hong Kong Dollar, Indian Rupee, and South Korean Won. In addition, the Company had notional amounts of $109 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Zloty and Russian Ruble.

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

No testing was deemed necessary in the first six months of 2021. The changes in the net carrying value of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2020	$57	$532	$400	$989
Additions	3	—	—	3
Foreign Currency Translation	(1)	(5)	(1)	(7)
Balance at June 30, 2021	$59	$527	$399	$985
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
Other intangible assets consist of the following (in millions):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,104	$—	$1,104	$1,109	$—	$1,109
Customer relationships	564	(209)	355	570	(200)	370
Technology	326	(186)	140	327	(172)	155
Other (a)	38	(3)	35	36	(3)	33
Total other intangible assets	$2,032	$(398)	$1,634	$2,042	$(375)	$1,667
(a)    Other primarily includes emissions and quarry rights.

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
There is one trade name used by our European building and technical insulation business within our Insulation segment that is at an increased risk of impairment. A change in the estimated long-term revenue growth rate or increase in the discount rate assumption could increase the likelihood of a future impairment for this asset. The affected asset had a carrying value of $168 million as of June 30, 2021.
The estimated amortization expense for intangible assets for the next five years is as follows (in millions):

Period	Amortization
2022	$45
2023	$43
2024	$39
2025	$38
2026	$38

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	June 30, 2021	December 31, 2020
Land	$221	$222
Buildings and leasehold improvements	1,256	1,241
Machinery and equipment	5,271	5,155
Construction in progress	247	292
	6,995	6,910
Accumulated depreciation	(3,204)	(3,101)
Property, plant and equipment, net	$3,791	$3,809

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 10% of total machinery and equipment as of both June 30, 2021 and December 31, 2020. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of about 3% of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.    PROPERTY, PLANT AND EQUIPMENT (continued)
Our production tooling needs in our Composites segment are changing in response to economic and technological factors. As a result, we exchanged certain precious metals used in production tooling for certain other precious metals to be used in production tooling. During the three and six months ended June 30, 2021, these non-cash exchanges resulted in a net increase to Machinery and equipment of $21 million and $41 million, respectively, and gains totaling $21 million and $41 million, respectively, which are included in Other (income) expenses, net on the Consolidated Statements of Earnings (Loss) and are reflected in the Corporate, Other and Eliminations reporting category. These non-cash investing activities are not included in Net cash flow used for investing activities in the Consolidated Statements of Cash Flows. We do not expect these exchanges to materially impact our current or future capital expenditure requirements or rate of depletion.

7.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2020 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Six Months Ended June 30,
	2021	2020
Beginning balance	$72	$64
Amounts accrued for current year	11	10
Settlements of warranty claims	(7)	(6)
Ending balance	$76	$68

8.    RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

2020 Insulation Restructuring Actions

During the fourth quarter of 2020, the Company took actions to avoid future capital outlays and reduce costs in its global Insulation segment, mainly through decisions to close certain manufacturing facilities in Shanghai, China and Fresno, Texas, and optimize a facility in Parainen, Finland. During the first six months of 2021, the Company recorded $2 million of charges related to accelerated depreciation. The Company expects to recognize less than $3 million of incremental charges throughout 2021 related to these actions.

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
(unaudited)

8.    RESTRUCTURING AND ACQUISITION-RELATED COSTS (continued)
Consolidated Statements of Earnings (Loss) Classification

The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings (Loss), which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Type of cost	Location	2021	2020	2021	2020
Accelerated depreciation	Cost of sales	$1	$—	$2	$1
Other exit costs	Cost of sales	—	1	—	3
Other exit costs	Marketing and administrative expenses	1	—	1	—
Severance	Other (income) expenses, net	(2)	3	(2)	5
Other exit costs	Other (income) expenses, net	1	1	1	1
Total restructuring costs		$1	$5	$2	$10

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activities (in millions):

	2020 Insulation Restructuring Actions	2020 Composites Restructuring Actions	Acquisition-Related Restructuring
Balance at December 31, 2020	$2	$2	$9
Restructuring costs/(gains)	2	—	(1)
Payments	(1)	(2)	(2)
Accelerated depreciation and other non-cash items	(2)	—	—
Balance at June 30, 2021	$1	$—	$6
Cumulative charges incurred	$25	$13	$28

As of June 30, 2021, the remaining liability balance is comprised of $7 million of severance, inclusive of $2 million of non-current severance and $5 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.200% senior notes, net of discount and financing fees, due 2022	$184	104%	$184	106%
4.200% senior notes, net of discount and financing fees, due 2024	396	110%	396	111%
3.400% senior notes, net of discount and financing fees, due 2026	397	109%	397	111%
3.950% senior notes, net of discount and financing fees, due 2029	445	113%	445	115%
3.875% senior notes, net of discount and financing fees, due 2030	297	112%	297	115%
7.000% senior notes, net of discount and financing fees, due 2036	368	144%	368	142%
4.300% senior notes, net of discount and financing fees, due 2047	589	116%	588	120%
4.400% senior notes, net of discount and financing fees, due 2048	390	118%	390	121%
Various finance leases, due through 2036 (a)	99	100%	78	100%
Other	2	n/a	2	n/a
Total long-term debt	3,167	n/a	3,145	n/a
Less – current portion (a)	23	100%	19	100%
Long-term debt, net of current portion	$3,144	n/a	$3,126	n/a

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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2021.
Senior Revolving Credit Facility
The Company has an $800 million senior revolving credit facility (the "Senior Revolving Credit Facility") that includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate, federal funds rate plus a spread or LIBOR plus a spread.
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of June 30, 2021. Please refer to the Credit Facility Utilization section below for liquidity information as of June 30, 2021.
In July 2021, the Senior Revolving Credit Facility was amended to extend the maturity date to July 2026. The new agreement also includes fallback language related to a benchmark reference rate replacement, when a LIBOR transition occurs, and eliminates the minimum required interest expense coverage ratio covenant.
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
The RPA contains various covenants, including a maximum allowed leverage ratio and a minimum required interest expense coverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of June 30, 2021. Please refer to the Credit Facility Utilization section below for liquidity information as of June 30, 2021.
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

	Balance at June 30, 2021
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	n/a	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279
Short-Term Debt
Short-term borrowings were less than $1 million at June 30, 2021 and $1 million at December 31, 2020. The short-term borrowings consisted of various operating lines of credit. The weighted average interest rate on all short-term borrowings was approximately 1.5% and 1.1% as of June 30, 2021 and December 31, 2020, respectively.

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
The following table provides information regarding pension expense recognized (in millions):

	Three Months Ended June 30,
	2021			2020
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$1	$3	$2	$1	$3
Interest cost	5	2	7	7	3	10
Expected return on plan assets	(9)	(4)	(13)	(12)	(4)	(16)
Amortization of actuarial loss	3	1	4	3	1	4
Net periodic pension cost	$1	$—	$1	$—	$1	$1

	Six Months Ended June 30,
	2021			2020
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$3	$3	$6	$3	$2	$5
Interest cost	11	4	15	14	5	19
Expected return on plan assets	(18)	(9)	(27)	(23)	(8)	(31)
Amortization of actuarial loss	6	2	8	6	2	8
Net periodic pension cost	$2	$—	$2	$—	$1	$1
The Company does not expect to contribute to the U.S. pension plans during 2021. The Company expects to contribute $25 million in cash to non-U.S. plans during 2021. The Company made cash contributions of $2 million to the plans during the six months ended June 30, 2021.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$1	$1
Interest cost	1	1	2	3
Amortization of prior service credit	(1)	(1)	(1)	(2)
Amortization of actuarial gain	(2)	(2)	(4)	(4)
Net periodic benefit income	$(1)	$(1)	$(2)	$(2)

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)
Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of June 30, 2021, the Company was involved with a total of 21 sites worldwide, including 8 Superfund and state equivalent sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At June 30, 2021, the Company had an accrual totaling $4 million for these costs, of which the current portion is $1 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12.    STOCK COMPENSATION

Description of the Plan

On April 18, 2019, the Company’s stockholders approved the Owens Corning 2019 Stock Plan (the “2019 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance share awards. At June 30, 2021, the number of shares remaining available under the 2019 Stock Plan for all stock awards was approximately 3.1 million.

Prior to 2019, employees were eligible to receive stock awards under the Owens Corning 2016 Stock Plan and the Owens Corning 2013 Stock Plan.

Total Stock-Based Compensation Expense

Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings (Loss) is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total stock-based compensation expense	$12	$9	$24	$20

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
The Company has not granted stock options since the year ended December 31, 2014. As of June 30, 2021, there was no unrecognized compensation cost related to stock options and the range of exercise prices on outstanding stock options was $37.65 - $42.16.
The following table summarizes the Company’s stock option activity:

		Weighted-Average
	Number of Options	Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, December 31, 2020	361,775	$37.77	1.50	$14
Exercised	(215,875)	37.42
Outstanding, June 30, 2021	145,900	$38.30	1.34	$9
Exercisable, June 30, 2021	145,900	$38.30	1.34	$9

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    STOCK COMPENSATION (continued)

Restricted Stock Awards and Restricted Stock Units
The Company has granted restricted stock awards and restricted stock units (collectively referred to as “RSUs”) under its stockholder approved stock plans. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three or four years. The Stock Plan allows alternate vesting schedules for death, disability, and retirement. The weighted average grant date fair value of RSUs granted in 2021 was $83.26.
The following table summarizes the Company’s RSU plans:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2020	1,419,454	$54.99
Granted	338,315	83.26
Vested	(421,818)	56.15
Forfeited	(38,699)	65.56
Balance at June 30, 2021	1,297,252	$61.56
As of June 30, 2021, there was $44 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.51 years. The total grant date fair value of shares vested during the six months ended June 30, 2021 and 2020 was $24 million and $21 million, respectively.
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
In the six months ended June 30, 2021, the Company granted both internal company-based and external-based metric PSUs.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    STOCK COMPENSATION (continued)

In the six months ended June 30, 2021, the Company granted separate tranches of external-based metric PSU's subject to a Monte Carlo simulation. The following table provides a range of the assumptions for shares granted in 2021:

Expected volatility	42.74% — 43.67%
Risk free interest rate	0.18% — 0.24%
Expected term (in years)	2.56 — 2.90
Grant date fair value of units granted	$99.19 — $127.37
The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of June 30, 2021, there was $24 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.03 years. There were no shares vested during the six months ended June 30, 2021. The total grant date fair value of shares vested during the six months ended June 30, 2020 was $1 million.
The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2020	323,361	$69.20
Granted	153,858	85.81
Forfeited	(23,130)	65.59
Balance at June 30, 2021	454,089	$69.63

Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (ESPP) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company's stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan which increased the number of shares available for issuance under the plan by 4.2 million shares. As of June 30, 2021, 4.0 million shares remain available for purchase.
Included in total stock-based compensation expense is $2 million and $3 million of expense related to the Company's ESPP recognized during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, the Company recognized expense of $2 million and $3 million, respectively, related to the Company's ESPP. As of June 30, 2021, there was $2 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings (loss) per-share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings (loss) attributable to Owens Corning	$298	$96	$508	$(821)
Weighted-average number of shares outstanding used for basic earnings (loss) per share	104.6	108.6	105.0	108.7
Non-vested restricted and performance shares	0.8	0.2	0.8	—
Options to purchase common stock	0.1	0.1	0.1	—
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	105.5	108.9	105.9	108.7
Earnings (loss) per common share attributable to Owens Corning common stockholders:
Basic	$2.85	$0.88	$4.84	$(7.55)
Diluted	$2.82	$0.88	$4.80	$(7.55)
For the three and six months ended June 30, 2021, there were no non-vested restricted or performance shares that had an anti-dilutive effect on earnings per share. For the three months ended June 30, 2020, the number of shares used in the calculation of diluted earnings per share did not include 0.1 million non-vested performance shares, due to their anti-dilutive effect. For the six months ended June 30, 2020, diluted earnings per share was equal to basic earnings per share due to the net loss attributable to Owens Corning.
On December 3, 2020, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 2.9 million shares of its common stock for $262 million during the six months ended June 30, 2021, under the Repurchase Authorization. As of June 30, 2021, 6.6 million shares remain available for repurchase under the Repurchase Authorization.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax expense	$97	$39	$156	$63
Effective tax rate	25%	29%	24%	(8)%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2021 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, excess tax benefits related to stock compensation, and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2021 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, adjustments to valuation allowances against certain deferred tax assets, excess tax benefits related to stock compensation, and other discrete adjustments.

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

The Company continues its current practice of asserting indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the Tax Act.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2021	2020	2021	2020
Currency Translation Adjustment
Beginning balance	$(265)	$(404)	$(220)	$(282)
Net investment hedge amounts classified into AOCI, net of tax	(1)	(3)	3	29
Gain/(loss) on foreign currency translation	33	56	(16)	(98)
Other comprehensive income/(loss), net of tax	32	53	(13)	(69)
Ending balance	$(233)	$(351)	$(233)	$(351)
Pension and Other Postretirement Adjustment
Beginning balance	$(371)	$(319)	$(372)	$(326)
Amounts reclassified from AOCI to net earnings, net of tax (a)	—	—	2	7
Amounts classified into AOCI, net of tax	(3)	(2)	(4)	(2)
Other comprehensive income/(loss), net of tax	(3)	(2)	(2)	5
Ending balance	$(374)	$(321)	$(374)	$(321)
Hedging Adjustment
Beginning balance	$16	$(3)	$4	$(2)
Amounts reclassified from AOCI to net earnings, net of tax (b)	(1)	1	(2)	3
Amounts classified into AOCI, net of tax	(1)	(1)	12	(4)
Other comprehensive income/(loss), net of tax	(2)	—	10	(1)
Ending balance	$14	$(3)	$14	$(3)
Total AOCI ending balance	$(593)	$(675)	$(593)	$(675)

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.    SUBSEQUENT EVENTS

On July 13, 2021, the Company acquired vliepa GmbH ("vliepa"), which specializes in the coating, printing, and finishing of nonwovens, paper, and film for the building materials industry in Europe, for approximately $40 million, net of cash acquired. The acquisition broadens the Company’s significant global nonwovens portfolio to better serve European customers and accelerate growth of building and construction market applications in the region. Operating results of the acquisition will be included in the Company’s Composites segment within the Consolidated Financial Statements beginning July 13, 2021. The Company is in the process of valuing certain assets and liabilities, and the purchase price allocation will be completed with the finalization of these valuations.

On July 28, 2021, the Company entered into a purchase and sale agreement for the Company’s Insulation site in Santa Clara, California to commercial real estate developer Panattoni for expected gross proceeds of approximately $240 million, including a non-refundable deposit of $50 million received at signing. The Company expects to continue operations at this facility through third-quarter 2022 and complete the transaction in first-quarter 2023. This action is part of the Company’s on-going strategy to operate a flexible, cost-efficient manufacturing network and geographically locate its assets to better service its customers. Cumulative cash pre-tax charges associated with the transaction are expected to be in the range of $30 million to $40 million, primarily related to severance and one-time employee termination benefits, demolition costs, and other closing costs. In addition, cumulative non-cash charges are expected to be in the range of $75 million to $85 million, primarily consisting of accelerated depreciation of property, plant and equipment and derecognition of the carrying value of land, which will offset the gross proceeds at closing.

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
EXECUTIVE OVERVIEW
Throughout the first half of 2021, the impact of the COVID-19 pandemic on our operations continued to wane due to the resumption of widespread economic activity and ensuing recovery in many of the markets we serve globally. Despite this lessening impact throughout the first half of 2021, we continue to monitor the COVID-19 pandemic for potential impacts on our business and take precautions to provide a safe environment for our employees and customers. The spread of the COVID-19 pandemic in 2020 caused an economic downturn on a global scale, the impact of which was felt across the markets served by our three segments. Our financial results in the second quarter and first half of 2020, which serve as the basis for comparison in the paragraphs below, reflect the impact of the COVID-19 pandemic.
Net earnings attributable to Owens Corning were $298 million in the second quarter of 2021, compared to $96 million in the same period of 2020. The Company reported $428 million in earnings before interest and taxes (EBIT) for the second quarter of 2021 compared to $171 million in the same period of 2020. The Company generated $408 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the second quarter of 2021 compared to $167 million in the same period of 2020. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings (loss) attributable to Owens Corning. Second quarter of 2021 EBIT performance compared to the same period of 2020 increased $92 million, $86 million, and $80 million in our Composites, Roofing, and Insulation segments, respectively. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $17 million.
Cash and cash equivalents were $888 million as of June 30, 2021, compared to $582 million as of June 30, 2020, as a result of strong cash flow provided by operating activities. In the six months ended June 30, 2021, the Company's operating activities provided $702 million of cash flow, compared to $229 million in the same period in 2020. The change was primarily driven by higher earnings and a smaller increase in operating assets and liabilities, primarily accounts payable, compared to the same period a year ago.

The Company repurchased 1.3 million shares of its common stock for $131 million in the second quarter of 2021 under a previously announced repurchase authorization (the "Share Repurchase Authorization"). As of June 30, 2021, 6.6 million shares remained available for repurchase under the Share Repurchase Authorization.

On July 13, 2021, the Company acquired vliepa GmbH ("vliepa"), which specializes in the coating, printing, and finishing of nonwovens, paper, and film for the building materials industry in Europe, for approximately $40 million, net of cash acquired. The acquisition broadens the Company’s significant global nonwovens portfolio to better serve European customers and accelerate growth of building and construction market applications in the region. Operating results of the acquisition will be included in the Company’s Composites segment within the Consolidated Financial Statements beginning July 13, 2021. The Company is in the process of valuing certain assets and liabilities, and the purchase price allocation will be completed with the finalization of these valuations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On July 28, 2021, the Company entered into a purchase and sale agreement for the Company’s Insulation site in Santa Clara, California to commercial real estate developer Panattoni for expected gross proceeds of approximately $240 million, including a non-refundable deposit of $50 million received at signing. The Company expects to continue operations at this facility through third-quarter 2022 and complete the transaction in first-quarter 2023. This action is part of the Company’s on-going strategy to operate a flexible, cost-efficient manufacturing network and geographically locate its assets to better service its customers. Cumulative cash pre-tax charges associated with the transaction are expected to be in the range of $30 million to $40 million, primarily related to severance and one-time employee termination benefits, demolition costs, and other closing costs. In addition, cumulative non-cash charges are expected to be in the range of $75 million to $85 million, primarily consisting of accelerated depreciation of property, plant and equipment and derecognition of the carrying value of land, which will offset the gross proceeds at closing.

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$2,239	$1,625	$4,154	$3,226
Gross margin	$618	$343	$1,062	$649
% of net sales	28%	21%	26%	20%
Marketing and administrative expenses	$188	$151	$362	$330
Goodwill impairment charge	$—	$—	$—	$944
Other (income) expenses, net	$(17)	$6	$(65)	$38
Earnings (loss) before interest and taxes	$428	$171	$729	$(695)
Interest expense, net	$33	$36	$66	$63
Income tax expense	$97	$39	$156	$63
Net earnings (loss) attributable to Owens Corning	$298	$96	$508	$(821)
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the second quarter and year-to-date 2021, net sales increased $614 million and $928 million, respectively, compared to the same periods in 2020. For the second quarter and year-to-date, the increase in net sales was driven by the impact of higher sales volumes and higher selling prices in all three segments.
GROSS MARGIN
In the second quarter and year-to-date 2021, gross margin increased $275 million and $413 million, respectively, compared to the same periods in 2020. For the second quarter and year-to-date, the increase in gross margin was driven by the impact of higher sales volumes and higher selling prices in all three segments.
MARKETING AND ADMINISTRATIVE EXPENSES
In the second quarter and year-to-date 2021, marketing and administrative expenses increased $37 million and $32 million, respectively, compared to the same periods in 2020. For the second quarter and year-to-date, the increase in marketing and administrative expenses was driven primarily by higher performance-based compensation associated with an improved outlook for 2021 and higher general corporate expenses as business activities return to a more typical, post-pandemic level.
GOODWILL IMPAIRMENT CHARGE
The Company recorded a pre-tax non-cash impairment charge of $944 million in the first quarter of 2020 related to the Insulation reporting unit, which was equal to the excess of the reporting unit's carrying value over its fair value.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OTHER (INCOME) EXPENSES, NET
In the second quarter and year-to-date 2021, other (income) expenses, net decreased $23 million and $103 million, respectively, compared to the same period in 2020. For the second quarter, the decrease was driven primarily by $12 million of higher gains on sale of precious metals used in production tooling as needs changed in response to economic and technological factors and $4 million of lower restructuring costs. For the year-to-date comparison, the decrease was driven by the favorable comparison year-over-year to intangible asset impairment charges of $43 million recognized in 2020. The remaining difference was driven by $25 million of gains on settlements from contracts to purchase and sell wind-generated electricity, $22 million of higher gains on sale of precious metals and $8 million of lower restructuring costs.
INTEREST EXPENSE, NET
In the second quarter and year-to-date 2021, interest expense, net was largely flat compared to the same periods in 2020.
INCOME TAX EXPENSE
Income tax expense for the three and six months ended June 30, 2021 was $97 million and $156 million, respectively. For the second quarter 2021, the Company's effective tax rate was 25% and for the six months ended June 30, 2021, the Company's effective tax rate was 24%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2021 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, excess tax benefits related to stock compensation, and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2021 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, adjustments to valuation allowances against certain deferred tax assets, excess tax benefits related to stock compensation, and other discrete adjustments.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions by a range of zero to $2 million.

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
The following table presents the impact and respective location of these expense items on the Consolidated Statements of Earnings (Loss) (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2021	2020	2021	2020
Restructuring costs	Cost of sales	$(1)	$(1)	$(2)	$(4)
Restructuring costs	Marketing and administrative expenses	(1)	—	(1)	—
Restructuring costs	Other (income) expenses, net	1	(4)	1	(6)
Total restructuring, acquisition and integration-related costs		$(1)	$(5)	$(2)	$(10)

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restructuring costs	$(1)	$(5)	$(2)	$(10)
Gains on sale of certain precious metals	21	9	41	19
Goodwill impairment charge	—	—	—	(944)
Intangible assets impairment charge	—	—	—	(43)
Total adjusting items	$20	$4	$39	$(978)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from Net earnings (loss) attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$298	$96	$508	$(821)
Net loss attributable to noncontrolling interests	—	(1)	—	—
NET EARNINGS (LOSS)	298	95	508	(821)
Equity in net (loss) earnings of affiliates	—	(1)	1	—
Income tax expense	97	39	156	63
EARNINGS (LOSS) BEFORE TAXES	395	135	663	(758)
Interest expense, net	33	36	66	63
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	428	171	729	(695)
Adjusting items from above	20	4	39	(978)
ADJUSTED EBIT	$408	$167	$690	$283

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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$583	$398	$1,142	$892
% change from prior year	46%	-26%	28%	-15%
EBIT	$98	$6	$177	$50
EBIT as a % of net sales	17%	2%	15%	6%
Depreciation and amortization expense	$39	$39	$77	$77

NET SALES

In our Composites segment, net sales in the second quarter 2021 increased $185 million compared to the same period in 2020. The increase was primarily driven by higher sales volumes of approximately 28%. The remaining variance was driven by favorable customer mix, $20 million from the favorable impact of translating sales denominated in foreign currencies into United States dollars and higher selling prices of $16 million.

For the year-to-date 2021, net sales in our Composites segment increased $250 million compared to the same period in 2020. The increase was primarily driven by higher sales volumes of approximately 17%. The remaining variance was driven by favorable customer and product mix, $29 million from the favorable impact of translating sales denominated in foreign currencies into United States dollars, and higher selling prices of $25 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT

In our Composites segment, EBIT in the second quarter of 2021 increased $92 million compared to the same period in 2020. The impact of higher sales volumes, higher selling prices and favorable customer mix drove the majority of the increase. The favorable comparison year-over-year to curtailment costs in 2020 provided additional benefit of $33 million. Input cost inflation of $12 million and higher transportation costs of $8 million were offset by favorable manufacturing performance.

For the year-to-date 2021, EBIT in our Composites segment increased $127 million compared to the same period in 2020. The impact of higher sales volumes, higher selling prices and favorable customer mix drove the majority of the increase. The favorable comparison year-over-year to curtailment costs in 2020 provided additional benefit of $37 million. Input cost inflation of $16 million and higher transportation costs of $10 million were offset by favorable manufacturing performance.

OUTLOOK

Global glass reinforcements market demand has historically been correlated with global industrial production and we believe this relationship will continue. In 2021, the Company expects continued global industrial production growth, though at lower levels than experienced in the first half of 2021 due to the favorable comparison to the first half of 2020, which was significantly impacted by the COVID-19 pandemic. Uncertainties that may impact our Composites financial results include the cost and availability of input materials.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$806	$595	$1,506	$1,198
% change from prior year	35%	-10%	26%	-4%
EBIT	$112	$32	$194	$71
EBIT as a % of net sales	14%	5%	13%	6%
Depreciation and amortization expense	$53	$49	$104	$98

NET SALES

In our Insulation segment, net sales in the second quarter of 2021 increased $211 million compared to the same period in 2020. The increase was due to higher sales volumes of about 25% and higher selling prices of $34 million. The remaining variance was driven by the $33 million favorable impact of translating sales denominated in foreign currencies into United States dollars.

For the year-to-date 2021, net sales in our Insulation segment increased $308 million compared to the same period in 2020. The increase was due to higher sales volumes of about 19% and higher selling prices of $48 million. The $55 million favorable impact of translating sales denominated in foreign currencies into United States dollars was partially offset by unfavorable product and customer mix.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT

In our Insulation segment, EBIT in the second quarter of 2021 increased $80 million compared to the same period in 2020. The increase was driven by the impact of higher sales volumes and higher selling prices of $34 million. The benefit of fixed cost absorption on higher production volumes of $34 million and favorable manufacturing performance of $10 million more than offset $23 million of input cost inflation and $16 million in higher transportation costs.

For the year-to-date 2021, EBIT in our Insulation segment increased $123 million compared to the same period in 2020. The increase was primarily driven by the impact of higher sales volumes and higher selling prices of $48 million. The benefit of fixed cost absorption on higher production volumes of $49 million and favorable manufacturing performance of $15 million more than offset $30 million of input cost inflation and $22 million in higher transportation costs.
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
During the second quarter of 2021, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.568 million, up from an annual average of approximately 1.086 million starts in the second quarter of 2020. The Company expects continued growth in the SAAR of U.S. housing starts in the second half of 2021, though at lower levels than experienced in the first half of 2021 due to the favorable comparison to the first half of 2020, which was impacted by the COVID-19 pandemic. Uncertainties that may impact our Insulation financial results include the cost and availability of input materials.
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$917	$677	$1,628	$1,232
% change from prior year	35%	-13%	32%	-11%
EBIT	$234	$148	$390	$212
EBIT as a % of net sales	26%	22%	24%	17%
Depreciation and amortization expense	$14	$15	$29	$29

NET SALES

In our Roofing segment, net sales in the second quarter of 2021 increased $240 million compared to the same period in 2020. The increase was primarily driven by higher sales volumes of about 19% on both higher shingle volumes and higher component volumes, higher selling prices of $94 million, and slightly higher third-party asphalt sales and product mix.

For the year-to-date 2021, net sales in our Roofing segment increased $396 million compared to the same period in 2020. The increase was primarily driven by higher sales volumes of about 22% on both higher shingle volumes and higher component volumes and higher selling prices of $125 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT

In our Roofing segment, EBIT in the second quarter of 2021 increased $86 million compared to the same period in 2020. The increase was primarily driven by higher selling prices of $94 million and the impact of higher sales volumes. Input cost inflation, primarily asphalt and other petroleum-based products, of $42 million and $19 million of higher transportation costs were partially offset by favorable manufacturing performance of $14 million.

For the year-to-date 2021, EBIT in our Roofing segment increased $178 million compared to the same period in 2020. The increase was primarily driven by higher selling prices of $125 million and the impact of higher sales volumes. Input cost inflation, primarily asphalt and other petroleum-based products, of $45 million and $24 million of higher transportation costs were partially offset by favorable manufacturing performance of $46 million.
OUTLOOK

In our Roofing segment, we expect the factors that have driven strong margins in recent years, such as growth from remodeling demand, along with higher sales of roofing components, to continue to deliver profitability. Uncertainties that may impact our Roofing margins include demand from storm and other weather events, demand from new construction, competitive pricing pressure and the cost and availability of input materials.

Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restructuring costs	$(1)	$(5)	$(2)	$(10)
Gains on sale of certain precious metals	21	9	41	19
Goodwill impairment charge	—	—	—	(944)
Intangible assets impairment charge	—	—	—	(43)
General corporate expense and other	(36)	(19)	(71)	(50)
EBIT	$(16)	$(15)	$(32)	$(1,028)
Depreciation and amortization	$16	$13	$31	$28

EBIT
In Corporate, Other and Eliminations, EBIT losses for the second quarter of 2021 were higher by $1 million compared to the same period in 2020. For the year-to-date 2021, EBIT losses in Corporate, Other and Eliminations were lower by $996 million primarily driven by the favorable comparison year-over-year to the goodwill impairment charge of $944 million and intangible asset charges of $43 million recorded in the first quarter of 2020. Additional details of these charges are further explained in Note 5 of the Consolidated Financial Statements. The remaining difference was driven by $22 million of higher gains on sale of certain precious metals.
General corporate expense and other for the second quarter and year-to-date 2021 were higher by $17 million and $21 million compared to the same periods in 2020, driven primarily by higher performance-based compensation associated with an improved outlook for 2021 and higher general corporate expenses as business activities return to a more typical, post-pandemic level.
OUTLOOK
In 2021, we estimate general corporate expenses to be in the range of $150 million and $155 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary external sources of liquidity are its Senior Revolving Credit Facility and its Receivables Securitization Facility (each as defined below).

The Company has an $800 million senior revolving credit facility (the "Senior Revolving Credit Facility") that has been amended from time to time. In July 2021, the Senior Revolving Credit Facility was amended to extend the maturity date to July 2026.
The Company has a $280 million receivables securitization facility (the "Receivables Securitization Facility") that has been amended from time to time. In April 2021, the Receivables Securitization Facility was amended to extend the maturity date to April 2024.
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at June 30, 2021
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
The Receivables Securitization Facility and Senior Revolving Credit Facility mature in 2024 and 2026, respectively. The Company has no significant debt maturities of senior notes before the fourth quarter of 2022. As of June 30, 2021, the Company had $3.2 billion of total debt and cash and cash equivalents of $888 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of June 30, 2021, and December 31, 2020, the Company had $118 million and $71 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017.
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
The agreements governing our Senior Revolving Credit Facility and Receivables Securitization Facility contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio and a minimum required interest expense coverage ratio. We were in compliance with these covenants as of June 30, 2021. In July 2021, the Senior Revolving Credit Facility was amended to eliminate the minimum required interest expense coverage ratio covenant.

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
The payables associated with suppliers choosing to voluntarily participate in the Programs were presented as accounts payable within Total current liabilities on the Consolidated Balance Sheets, and totaled $185 million and $170 million as of June 30, 2021 and December 31, 2020, respectively. The amounts paid that are associated with suppliers once they chose to voluntarily participate in the Programs for the six months ended June 30, 2021 and 2020 were $235 million, and $181 million, respectively, with all activity related to the obligations presented within operating activities on the Consolidated Statements of Cash Flows.
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
Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$888	$582
Net cash flow provided by operating activities	$702	$229
Net cash flow used for investing activities	$(213)	$(54)
Net cash flow (used for) provided by financing activities	$(320)	$265
Availability on the Senior Revolving Credit Facility	$796	$606
Availability on the Receivables Securitization Facility	$279	$279
Cash and cash equivalents: Cash and cash equivalents as of June 30, 2021 increased $306 million compared to June 30, 2020 primarily due to higher cash flow provided by operating activities.
Operating activities: For the six months ended June 30, 2021, the Company's operating activities provided $702 million of cash compared to $229 million provided in the same period in 2020. The change in cash provided by operating activities was due to higher earnings, and a smaller increase in operating assets and liabilities, primarily accounts payable, compared to the same period in 2020.
Investing activities: Net cash flow used for investing activities increased $159 million for the six months ended June 30, 2021 compared to the same period of 2020, primarily driven by cash outflows from derivative settlements, higher cash paid for property, plant and equipment, and the unfavorable year-over-year comparison to proceeds from the sale of assets or affiliates in 2020.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing activities: Net cash used for financing activities was $320 million for the six months ended June 30, 2021, compared to net cash provided by financing activities of $265 million in the same period in 2020. The change was primarily due to lower borrowings on the Senior Revolving Credit Facility, higher purchases of treasury stock and an unfavorable year-over-year comparison to proceeds from long-term debt in 2020.
2021 Investments
Capital Expenditures: The Company will continue a balanced approach to the use of its cash flows. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2021 are expected to be approximately $460 million, primarily driven by capacity expansion in our Composites segment to support growth in our downstream Nonwovens business.
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
Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Notes 4 and 9 of the Consolidated Financial Statements.
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the six months ended June 30, 2021, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended June 30, 2021, our RIR was 0.51 as compared to 0.80 in the same period a year ago. For the six months ended June 30, 2021, our RIR was 0.58 as compared to 0.67 in the same period a year ago.
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
•availability and cost of energy and raw materials;
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

All forward-looking statements in this report should be considered in the context of the risks and other factors described herein, and in Item 1A - Risk factors in Part I of our 2020 Form 10-K. Users of this report should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the six months ended June 30, 2021. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2020 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2021	1,894		$93.79	—	7,890,255
May 1-31, 2021	375,004		105.07	375,000	7,515,255
June 1-30, 2021	925,018		98.64	925,000	6,590,255
Total	1,301,916	*	$100.49	1,300,000	6,590,255

*    The Company retained an aggregate of 1,916 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.
**    On December 3, 2020, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated transactions, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.3 million shares of its common stock for $131 million during the three months ended June 30, 2021 under the Repurchase Authorization. As of June 30, 2021, 6.6 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.
On July 28, 2021, the Board of Directors of Owens Corning adopted, effective immediately, the Company’s Third Amended and Restated Bylaws (as amended, the “Bylaws”). The Bylaws include amendments to ensure that gender references in the document are balanced.

The foregoing description of the Bylaws is not complete and is qualified in its entirety by reference to a marked copy of the full text of the Bylaws, which is attached as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
On July 23, 2021, Owens Corning entered into an Amended and Restated Credit Agreement among the Company, as borrower, the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent (the “Credit Agreement”). The Credit Agreement replaces the Company’s existing Credit Agreement, dated as of May 4, 2018 (as amended and supplemented, the “Existing Credit Agreement”), among the Company, the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent. The Credit Agreement amends and extends the Company’s Senior Revolving Credit Facility in an aggregate principal amount of $800 million, including borrowings and letters of credit on substantially the same terms as under the Company’s Existing Credit Agreement, except as described below.

Interest on outstanding indebtedness under the Senior Revolving Credit Facility accrues at a rate equal to, at the Company’s option, (1) the highest of (i) Wells Fargo Bank, National Association’s prime rate, (ii) the federal funds rate plus 0.50% and (iii) except when LIBOR is unavailable, LIBOR plus 1.00%; plus an applicable margin based upon the then applicable debt ratings of the Company; (2) if available, LIBOR plus an applicable margin based upon the then applicable debt ratings of the Company; or (3) the applicable LIBOR benchmark replacement plus an applicable margin based upon the then applicable debt ratings of the Company.

The applicable margins have been reduced across each pricing level as compared to the Company’s Existing Credit Agreement. In addition, the Credit Agreement includes (a) provisions to address the anticipated unavailability of LIBOR and (b) a framework to include in the future a sustainability component whereby the Credit Agreement pricing can improve upon the Company’s achievement of either (x) certain specified key performance indicators with respect to certain environmental, social and governmental targets or (y) external sustainability ratings determined via an independent third-party evaluation. The Credit Agreement eliminated the Interest Coverage Ratio contained in the Existing Credit Agreement.

The Senior Revolving Credit Facility matures on the earlier of July 23, 2026, the date of acceleration pursuant to its terms, or the date the commitments thereunder are terminated pursuant to the terms thereof.

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1	Third Amended and Restated Bylaws of Owens Corning (as adopted on July 28, 2021) (filed herewith).

10.1
Third Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of April 26, 2021, by and among Owens Corning Sales, LLC, Owens Corning Receivables LLC, PNC Bank, National Association and the other parties thereto (filed herewith).

10.2	Second Amendment to Purchase and Sale Agreement, dated as of April 26, 2021, by and between Owens Corning Sales, LLC and Owens Corning Receivables, LLC (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss), (ii) Consolidated Statements of Comprehensive Earnings (Loss); (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	July 28, 2021	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Chief Financial Officer

Date:	July 28, 2021	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller