Form 10-Q
period 2021-09-30
Owens Corning
filed 2021-10-27
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
Yes ☐           No ☑

As of October 22, 2021, 100,486,652 shares of registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
NET SALES	$2,213	$1,904	$6,367	$5,130
COST OF SALES	1,617	1,427	4,709	4,004
Gross margin	596	477	1,658	1,126
OPERATING EXPENSES
Marketing and administrative expenses	186	163	548	493
Science and technology expenses	21	20	63	59
Goodwill impairment charge	—	—	—	944
Other (income) expenses, net	(3)	2	(68)	40
Total operating expenses	204	185	543	1,536
OPERATING INCOME (LOSS)	392	292	1,115	(410)
Non-operating income	(2)	(4)	(8)	(11)
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	394	296	1,123	(399)
Interest expense, net	31	35	97	98
Loss on extinguishment of debt	9	—	9	—
EARNINGS (LOSS) BEFORE TAXES	354	261	1,017	(497)
Income tax expense	94	56	250	119
Equity in net (loss) earnings of affiliates	(1)	1	—	1
NET EARNINGS (LOSS)	259	206	767	(615)
Net loss attributable to noncontrolling interests	(1)	—	(1)	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$260	$206	$768	$(615)
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$2.52	$1.89	$7.36	$(5.66)
Diluted	$2.50	$1.88	$7.30	$(5.66)
WEIGHTED AVERAGE COMMON SHARES
Basic	103.1	108.8	104.4	108.7
Diluted	103.9	109.5	105.2	108.7
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET EARNINGS (LOSS)	$259	$206	$767	$(615)
Currency translation adjustment (net of tax of $(1) and $3 for the three months ended September 30, 2021 and 2020, respectively, and $(2) and $(7) for the nine months ended September 30, 2021 and 2020, respectively)	(35)	37	(48)	(32)
Pension and other postretirement adjustment (net of tax of $(10) and $0 for the three months ended September 30, 2021 and 2020, respectively, and $(10) and $0 for the nine months ended September 30, 2021 and 2020, respectively)	33	(3)	31	2
Hedging adjustment (net of tax of $(5) and $(1) for the three months ended September 30, 2021 and 2020, respectively, and $(8) and $(1) for the nine months ended September 30, 2021 and 2020, respectively)	12	3	22	2
COMPREHENSIVE EARNINGS (LOSS)	269	243	772	(643)
Comprehensive loss attributable to noncontrolling interests	(1)	—	(1)	—
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$270	$243	$773	$(643)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	September 30, 2021	December 31, 2020
CURRENT ASSETS
Cash and cash equivalents	$920	$717
Receivables, less allowance of $9 and $10 at September 30, 2021 and December 31, 2020, respectively	1,141	919
Inventories	949	855
Other current assets	133	115
Total current assets	3,143	2,606
Property, plant and equipment, net	3,767	3,809
Operating lease right-of-use assets	145	154
Goodwill	995	989
Intangible assets	1,629	1,667
Deferred income taxes	39	28
Other non-current assets	263	228
TOTAL ASSETS	$9,981	$9,481
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current operating lease liabilities	$52	$55
Other current liabilities	1,634	1,385
Total current liabilities	1,686	1,440
Long-term debt, net of current portion	2,958	3,126
Pension plan liability	109	159
Other employee benefits liability	167	171
Non-current operating lease liabilities	93	99
Deferred income taxes	397	332
Other liabilities	322	213
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,076	4,059
Accumulated earnings	2,515	1,829
Accumulated other comprehensive deficit	(583)	(588)
Cost of common stock in treasury (c)	(1,799)	(1,400)
Total Owens Corning stockholders’ equity	4,210	3,901
Noncontrolling interests	39	40
Total equity	4,249	3,941
TOTAL LIABILITIES AND EQUITY	$9,981	$9,481

(a)10 shares authorized; none issued or outstanding at September 30, 2021 and December 31, 2020
(b)400 shares authorized; 135.5 issued and 101.6 outstanding at September 30, 2021; 135.5 issued and 105.6 outstanding at December 31, 2020
(c)33.9 shares at September 30, 2021 and 29.9 shares at December 31, 2020
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2020	105.6	$1	29.9	$(1,400)	$4,059	$1,829	$(588)	$40	$3,941
Net earnings attributable to Owens Corning	—	—	—	—	—	210	—	—	210
Currency translation adjustment	—	—	—	—	—	—	(45)	(1)	(46)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	1	—	1
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	12	—	12
Issuance of common stock under share-based payment plans	0.5	—	(0.5)	22	(15)	—	—	—	7
Purchases of treasury stock	(1.8)	—	1.8	(142)	—	—	—	—	(142)
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Dividends declared (d)	—	—	—	—	—	(28)	—	—	(28)
Balance at March 31, 2021	104.3	$1	31.2	$(1,520)	$4,056	$2,011	$(620)	$39	$3,967
Net earnings attributable to Owens Corning	—	—	—	—	—	298	—	—	298
Currency translation adjustment	—	—	—	—	—	—	32	—	32
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(3)	—	(3)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(2)	—	(2)
Issuance of common stock under share-based payment plans	0.3	—	(0.3)	14	(4)	—	—	—	10
Purchases of treasury stock	(1.3)	—	1.3	(131)	—	—	—	—	(131)
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Dividends declared (d)	—	—	—	—	—	(27)	—	—	(27)
Balance at June 30, 2021	103.3	$1	32.2	$(1,637)	$4,064	$2,282	$(593)	$39	$4,156
Net earnings attributable to Owens Corning	—	—	—	—	—	260	—	—	260
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Currency translation adjustment	—	—	—	—	—	—	(35)	1	(34)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	33	—	33
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	12	—	12
Purchases of treasury stock	(1.7)	—	1.7	(162)	—	—	—	—	(162)
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Dividends declared (d)	—	—	—	—	—	(27)	—	—	(27)
Balance at September 30, 2021	101.6	$1	33.9	$(1,799)	$4,076	$2,515	$(583)	$39	$4,249

(a)Additional Paid in Capital (APIC)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Quarterly dividend declarations of $0.26 per share as of September 30, 2021, June 30, 2021 and March 31, 2021

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2019	109.0	$1	26.5	$(1,130)	$4,051	$2,319	$(610)	$40	$4,671
Net loss attributable to Owens Corning	—	—	—	—	—	(917)	—	—	(917)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	—	—	(122)	(2)	(124)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	7	—	7
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.4	—	(0.4)	16	(16)	—	—	—	—
Purchases of treasury stock	(1.6)	—	1.6	(96)	—	—	—	—	(96)
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared (d)	—	—	—	—	—	(26)	—	—	(26)
Balance at March 31, 2020	107.8	$1	27.7	$(1,210)	$4,046	$1,376	$(726)	$39	$3,526
Net earnings attributable to Owens Corning	—	—	—	—	—	96	—	—	96
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Currency translation adjustment	—	—	—	—	—	—	53	1	54
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(2)	—	(2)
Issuance of common stock under share-based payment plans	0.2	—	(0.2)	9	(1)	—	—	—	8
Stock-based compensation expense	—	—	—	—	9	—	—	—	9
Dividends declared (d)	—	—	—	—	—	(27)	—	—	(27)
Balance at June 30, 2020	108.0	$1	27.5	$(1,201)	$4,054	$1,445	$(675)	$39	$3,663
Net earnings attributable to Owens Corning	—	—	—	—	—	206	—	—	206
Currency translation adjustment	—	—	—	—	—	—	37	1	38
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(3)	—	(3)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	3	—	3
Issuance of common stock under share-based payment plans	—	—	—	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared (d)	—	—	—	—	—	(26)	—		(26)
Balance at September 30, 2020	108.0	$1	27.5	$(1,200)	$4,064	$1,625	$(638)	$40	$3,892

(a)Additional Paid in Capital (APIC)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Quarterly dividend declarations of $0.24 per share as of September 30, 2020, June 30, 2020 and March 31, 2020

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2021	2020
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings (loss)	$767	$(615)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	370	352
Deferred income taxes	54	95
Provision for pension and other employee benefits liabilities	2	(2)
Stock-based compensation expense	36	31
Goodwill impairment charge	—	944
Intangible assets impairment charge	—	43
Other adjustments to reconcile net earnings (loss) to cash provided by operating activities	(27)	(41)
Loss on extinguishment of debt	9	—
Changes in operating assets and liabilities	(26)	(53)
Pension fund contribution	(5)	(20)
Payments for other employee benefits liabilities	(9)	(10)
Other	(3)	(7)
Net cash flow provided by operating activities	1,168	717
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(243)	(203)
Proceeds from the sale of assets or affiliates	70	50
Investment in subsidiaries and affiliates, net of cash acquired	(42)	—
Derivative settlements	(23)	49
Other	(4)	—
Net cash flow used for investing activities	(242)	(104)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from long-term debt	—	297
Payments on long-term debt	(193)	—
Proceeds from senior revolving credit and receivables securitization facilities	—	876
Payments on senior revolving credit and receivables securitization facilities	—	(876)
Payments on term loan borrowing	—	(200)
Net increase (decrease) in short-term debt	1	(20)
Dividends paid	(81)	(78)
Purchases of treasury stock	(435)	(96)
Other	(8)	(9)
Net cash flow used for financing activities	(716)	(106)
Effect of exchange rate changes on cash	(7)	(32)
Net increase in cash, cash equivalents, and restricted cash	203	475
Cash, cash equivalents and restricted cash at beginning of period	724	179
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$927	$654

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
Revenue Recognition

As of December 31, 2020, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $66 million, of which $15 million was recognized as revenue in the first nine months of 2021. As of September 30, 2021, our contract liability balances totaled $78 million.

Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $7 million as of September 30, 2021, December 31, 2020, September 30, 2020 and December 31, 2019. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

Related Party Transactions

In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $23 million and $70 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, amounts due to the related party supplier were $4 million.

Leases

During the first quarter of 2021, the Company entered into a lease for a warehouse located near our manufacturing facility in Fort Smith, Arkansas that is expected to commence in 2022. The lease is for a to-be-constructed warehouse where the Company will serve as the construction agent for the landlord. At no point during the construction period will the Company control the underlying asset as defined in Accounting Standards Codification (ASC) 842 (Leases). This lease will result in finance lease right-of-use assets and corresponding lease liabilities of approximately $35 million at the time of lease commencement.

Accounting Pronouncements

The following table summarizes recent Accounting Standards Updates (ASU's) issued by the Financial Accounting Standards Board (FASB) that had an impact on the Company's Consolidated Financial Statements:

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
Composites – The Company manufactures, fabricates and sells glass reinforcements in the form of fiber. Glass reinforcement materials are also used downstream by the Composites segment to manufacture and sell glass fiber products in the form of fabrics, nonwovens and other specialized products.
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

	For the three months ended September 30, 2021
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$83	$312	$796	$(60)	$1,131
U.S. commercial and industrial	163	181	38	—	382
Total United States	246	493	834	(60)	1,513
Europe	161	179	5	(2)	343
Asia-Pacific	136	48	1	—	185
Rest of world	48	95	29	—	172
NET SALES	$591	$815	$869	$(62)	$2,213

	For the three months ended September 30, 2020
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$76	$257	$691	$(56)	$968
U.S. commercial and industrial	136	150	43	(3)	326
Total United States	212	407	734	(59)	1,294
Europe	131	155	3	—	289
Asia-Pacific	141	43	3	—	187
Rest of world	37	76	21	—	134
NET SALES	$521	$681	$761	$(59)	$1,904

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.    SEGMENT INFORMATION (continued)

	For the nine months ended September 30, 2021
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$241	$860	$2,302	$(181)	$3,222
U.S. commercial and industrial	471	520	93	—	1,084
Total United States	712	1,380	2,395	(181)	4,306
Europe	484	526	13	(3)	1,020
Asia-Pacific	403	137	6	—	546
Rest of world	134	278	83	—	495
NET SALES	$1,733	$2,321	$2,497	$(184)	$6,367

	For the nine months ended September 30, 2020
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$200	$683	$1,798	$(151)	$2,530
U.S. commercial and industrial	397	448	110	(3)	952
Total United States	597	1,131	1,908	(154)	3,482
Europe	379	444	10	(1)	832
Asia-Pacific	346	107	8	—	461
Rest of world	91	197	67	—	355
NET SALES	$1,413	$1,879	$1,993	$(155)	$5,130

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reportable Segments
Composites	$101	$55	$278	$105
Insulation	124	73	318	144
Roofing	212	196	602	408
Total reportable segments	437	324	1,198	657
Restructuring costs	(20)	—	(22)	(10)
Gain on sale of land in India	15	—	15	—
Gains on sale of certain precious metals	—	7	41	26
Goodwill impairment charge	—	—	—	(944)
Intangible assets impairment charge	—	—	—	(43)
Recognition of acquisition inventory fair value step-up	(1)	—	(1)	—
General corporate expense and other	(37)	(35)	(108)	(85)
Total corporate, other and eliminations	(43)	(28)	(75)	(1,056)
EBIT	$394	$296	$1,123	$(399)

3.    INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2021	December 31, 2020
Finished goods	$559	$532
Materials and supplies	390	323
Total inventories	$949	$855

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2021 and December 31, 2020, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	September 30, 2021	December 31, 2020
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other current assets	$5	$5
Cash flow hedges:
Natural gas forward swaps	Other current assets	$25	$2
Treasury interest rate lock	Other non-current assets	$12	$4
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$2	$11
Cash flow hedges:
Foreign exchange forward contracts	Other current liabilities	$1	$—
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$13	$2
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$1	$45

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Earnings (Loss) Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (Loss) (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2021	2020	2021	2020
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of (gain)/loss reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$(4)	$1	$(6)	$5
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$(1)	$(1)	$(4)	$(6)
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of (gain)/loss recognized in earnings (b)	Other (income) expenses, net	$(14)	$29	$(30)	$20

(a)Accumulated Other Comprehensive Earnings (Deficit) ("AOCI")
(b)Gains related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other (income) expenses, net. Please refer to the "Other Derivatives" section below for additional detail.

Consolidated Statements of Comprehensive Earnings (Loss) Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (Loss) (in millions):

		Amount of (Gain) Loss Recognized in Comprehensive Earnings (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Type	Derivative Financial Instrument	2021	2020	2021	2020
Net investment hedge	Cross-currency swaps	$(5)	$11	$(9)	$(27)
Cash flow hedge	Natural gas forward swaps	$(17)	$(3)	$(23)	$(3)
Cash flow hedge	Treasury interest rate lock	$—	$(1)	$(8)	$1
Cash flow hedge	Foreign exchange forward contracts	$—	$—	$1	$—
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of September 30, 2021, the notional amounts of these natural gas forward swaps was 2 million MMBtu (or MMBtu equivalent) based on European indices.

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
Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). The Company uses cross-currency forward contracts to hedge portions of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. As of September 30, 2021, the notional amount of these derivative financial instruments was $218 million related to the U.S. Dollar and European Euro. In the second quarter of 2020, the Company unwound certain net investment hedge contracts, resulting in cash proceeds of $30 million.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of September 30, 2021, the Company had notional amounts of $706 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, European Euro, Hong Kong Dollar, Indian Rupee, and South Korean Won. In addition, the Company had notional amounts of $91 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Russian Ruble.

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

No testing was deemed necessary in the first nine months of 2021. The changes in the net carrying value of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Balance at December 31, 2020	$57	$532	$400	$989
Acquisitions (see Note 7)	16	—	—	16
Additions	3	—	—	3
Foreign Currency Translation	(1)	(10)	(2)	(13)
Balance at September 30, 2021	$75	$522	$398	$995
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
Other intangible assets consist of the following (in millions):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$1,102	$—	$1,102	$1,109	$—	$1,109
Customer relationships	567	(215)	352	570	(200)	370
Technology	321	(185)	136	327	(172)	155
Other (a)	43	(4)	39	36	(3)	33
Total other intangible assets	$2,033	$(404)	$1,629	$2,042	$(375)	$1,667
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
There is one trade name used by our European building and technical insulation business within our Insulation segment that is at an increased risk of impairment. A change in the estimated long-term revenue growth rate or increase in the discount rate assumption could increase the likelihood of a future impairment for this asset. The affected asset had a carrying value of $164 million as of September 30, 2021.
The estimated amortization expense for intangible assets for the next five years is as follows (in millions):

Period	Amortization
2022	$45
2023	$43
2024	$39
2025	$38
2026	$38

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2021	December 31, 2020
Land	$222	$222
Buildings and leasehold improvements	1,255	1,241
Machinery and equipment	5,277	5,155
Construction in progress	270	292
	7,024	6,910
Accumulated depreciation	(3,257)	(3,101)
Property, plant and equipment, net	$3,767	$3,809

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 10% of total machinery and equipment as of both September 30, 2021 and December 31, 2020. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of about 3% of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.    PROPERTY, PLANT AND EQUIPMENT (continued)
Our production tooling needs in our Composites segment are changing in response to economic and technological factors. As a result, we exchanged certain precious metals used in production tooling for certain other precious metals to be used in production tooling. During the three and nine months ended September 30, 2021, these non-cash exchanges resulted in a net increase to Machinery and equipment of less than $1 million and $41 million, respectively, and gains totaling less than $1 million and $41 million, respectively, which are included in Other (income) expenses, net on the Consolidated Statements of Earnings (Loss) and are reflected in the Corporate, Other and Eliminations reporting category. These non-cash investing activities are not included in Net cash flow used for investing activities in the Consolidated Statements of Cash Flows. We do not expect these exchanges to materially impact our current or future capital expenditure requirements or rate of depletion.

7.    ACQUISITIONS

On July 13, 2021, the Company acquired vliepa GmbH ("vliepa"), which specializes in the coating, printing, and finishing of nonwovens, paper, and film for the building materials industry in Europe, for $42 million, net of cash acquired. The acquisition broadens the Company’s global nonwovens portfolio to better serve European customers and accelerate growth of building and construction market applications in the region. The operating results and a preliminary purchase price allocation for vliepa have been included in the Company’s Composites segment within the Consolidated Financial Statements since the date of the acquisition. The purchase price allocation is preliminary until the Company obtains final information regarding fair values. The acquisition resulted in the recognition of $13 million in intangible assets and $16 million in goodwill. The pro-forma effect of this acquisition on revenues and earnings was not material.

8.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2020 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$72	$64
Amounts accrued for current year	17	16
Settlements of warranty claims	(10)	(10)
Ending balance	$79	$70

9.    RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

Santa Clara Insulation Site
During the third quarter of 2021, the Company entered into a purchase and sale agreement for the Company's Insulation site in Santa Clara, California. The Company expects to continue operations at this facility through the third quarter of 2022 and complete the transaction in the first quarter of 2023. This action is part of the Company's on-going strategy to operate a flexible, cost-efficient manufacturing network and geographically locate its assets to better service its customers. Cumulative cash pre-tax charges associated with the transaction are expected to be in the range of $30 million to $40 million, primarily related to severance and one-time employee termination benefits, demolition costs, and other closing costs. In addition, cumulative non-cash charges are expected to be in the range of $75 million to $85 million, primarily consisting of accelerated depreciation of property, plant and equipment and derecognition of the carrying value of land, which will offset the gross proceeds at closing.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.    RESTRUCTURING AND ACQUISITION-RELATED COSTS (continued)
In the third quarter, the Company recorded $19 million of charges, comprised of $12 million of severance, $5 million of accelerated depreciation and $2 million of pension related charges in the quarter, associated with this agreement.

2020 Insulation Restructuring Actions

During the fourth quarter of 2020, the Company took actions to avoid future capital outlays and reduce costs in its global Insulation segment, mainly through decisions to close certain manufacturing facilities in Shanghai, China and Fresno, Texas, and optimize a facility in Parainen, Finland. During the first nine months of 2021, the Company recorded $3 million of charges primarily related to accelerated depreciation. The Company expects to recognize approximately $1 million of incremental charges in 2021 related to these actions.

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

Consolidated Statements of Earnings (Loss) Classification

The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings (Loss), which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of cost	Location	2021	2020	2021	2020
Accelerated depreciation	Cost of sales	$6	$—	$8	$1
Other exit costs	Cost of sales	—	—	—	3
Other exit costs	Marketing and administrative expenses	—	—	1	—
Severance	Other (income) expenses, net	12	—	10	5
Other exit (gains)/costs (a)	Other (income) expenses, net	(15)	—	(14)	1
Other exit costs	Non-operating income	2	—	2	—
Total restructuring costs		$5	$—	$7	$10

(a) Other exit (gains)/costs in the third quarter of 2021 includes a $15 million gain related to the sale of land in Thimmapur, India. Please refer to Note 11 of our 2017 Form 10-K for more information about the 2017 Cost Reduction actions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.    RESTRUCTURING AND ACQUISITION-RELATED COSTS (continued)
Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activities (in millions):

	Santa Clara Insulation Site	2020 Insulation Restructuring Actions	2020 Composites Restructuring Actions	Acquisition-Related Restructuring
Balance at December 31, 2020	$—	$2	$2	$9
Restructuring costs/(gains)	19	3	—	(1)
Payments	—	(2)	(2)	(2)
Accelerated depreciation and other non-cash items	(7)	(2)	—	—
Balance at September 30, 2021	$12	$1	$—	$6
Cumulative charges incurred	$19	$26	$13	$28
As of September 30, 2021, the remaining liability balance is comprised of $19 million of severance, inclusive of $14 million of non-current severance and $5 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.200% senior notes, net of discount and financing fees, due 2022	$—	n/a	$184	106%
4.200% senior notes, net of discount and financing fees, due 2024	396	109%	396	111%
3.400% senior notes, net of discount and financing fees, due 2026	397	108%	397	111%
3.950% senior notes, net of discount and financing fees, due 2029	446	112%	445	115%
3.875% senior notes, net of discount and financing fees, due 2030	297	111%	297	115%
7.000% senior notes, net of discount and financing fees, due 2036	368	144%	368	142%
4.300% senior notes, net of discount and financing fees, due 2047	589	116%	588	120%
4.400% senior notes, net of discount and financing fees, due 2048	390	118%	390	121%
Various finance leases, due through 2036 (a)	97	100%	78	100%
Other	2	n/a	2	n/a
Total long-term debt	2,982	n/a	3,145	n/a
Less – current portion (a)	24	100%	19	100%
Long-term debt, net of current portion	$2,958	n/a	$3,126	n/a

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
The Company issued $600 million of 2022 senior notes on October 17, 2012. Interest on the notes is payable semiannually in arrears on June 15 and December 15 each year, beginning on June 15, 2013. The proceeds of these notes were used to repay $250 million of our 2016 senior notes and $100 million of our 2019 senior notes and pay down our Senior Revolving Credit Facility. On August 19, 2021, the Company issued a make-whole call to repay the remaining portion of its outstanding 2022 senior notes, and the redemption was completed in the third quarter of 2021. The Company recognized approximately $9 million of loss on extinguishment of debt in the third quarter of 2021 associated with these actions.
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2021.
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
In July 2021, the Senior Revolving Credit Facility was amended to extend the maturity date to July 2026. The new agreement also includes fallback language related to a benchmark reference rate replacement, when a LIBOR transition occurs, and eliminated the minimum required interest expense coverage ratio covenant.
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of September 30, 2021. Please refer to the Credit Facility Utilization section below for liquidity information as of September 30, 2021.
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
The RPA contains various covenants, including a maximum allowed leverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of September 30, 2021. Please refer to the Credit Facility Utilization section below for liquidity information as of September 30, 2021.
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

	Balance at September 30, 2021
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	n/a	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279
Short-Term Debt
Short-term borrowings were $2 million and $1 million as of September 30, 2021 and December 31, 2020, respectively. The short-term borrowings consisted of various operating lines of credit. The weighted average interest rate on all short-term borrowings was approximately 1.4% and 1.1% as of September 30, 2021 and December 31, 2020, respectively.

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
The following table provides information regarding pension expense recognized (in millions):

	Three Months Ended September 30,
	2021			2020
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$1	$2	$1	$1	$2
Interest cost	6	3	9	7	2	9
Expected return on plan assets	(9)	(5)	(14)	(11)	(4)	(15)
Amortization of actuarial loss	3	1	4	3	1	4
Contractual termination benefit	2	—	2	—	—	—
Net periodic pension cost	$3	$—	$3	$—	$—	$—

	Nine Months Ended September 30,
	2021			2020
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$4	$4	$8	$4	$3	$7
Interest cost	17	7	24	21	7	28
Expected return on plan assets	(27)	(14)	(41)	(34)	(12)	(46)
Amortization of actuarial loss	9	3	12	9	3	12
Contractual termination benefit	2	—	2	—	—	—
Net periodic pension cost	$5	$—	$5	$—	$1	$1
The Company does not expect to contribute to the U.S. pension plans during 2021. The Company expects to contribute $25 million in cash to non-U.S. plans during 2021. The Company made cash contributions of $3 million to the plans during the nine months ended September 30, 2021.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$1	$1
Interest cost	1	1	3	4
Amortization of prior service credit	—	—	(1)	(2)
Amortization of actuarial gain	(2)	(2)	(6)	(6)
Net periodic benefit income	$(1)	$(1)	$(3)	$(3)

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)
Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of September 30, 2021, the Company was involved with a total of 22 sites worldwide, including 9 Superfund and state equivalent sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At September 30, 2021, the Company had an accrual totaling $4 million for these costs, of which the current portion is $1 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
13.    STOCK COMPENSATION

Description of the Plan

On April 18, 2019, the Company’s stockholders approved the Owens Corning 2019 Stock Plan (the “2019 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance share awards. At September 30, 2021, the number of shares remaining available under the 2019 Stock Plan for all stock awards was approximately 3.1 million.

Prior to 2019, employees were eligible to receive stock awards under the Owens Corning 2016 Stock Plan and the Owens Corning 2013 Stock Plan.

Total Stock-Based Compensation Expense

Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings (Loss) is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total stock-based compensation expense	$12	$11	$36	$31

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
The Company has not granted stock options since the year ended December 31, 2014. As of September 30, 2021, there was no unrecognized compensation cost related to stock options and the range of exercise prices on outstanding stock options was $37.65 - $42.16.
The following table summarizes the Company’s stock option activity:

		Weighted-Average
	Number of Options	Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, December 31, 2020	361,775	$37.77	1.50	$14
Exercised	(215,875)	37.42
Outstanding, September 30, 2021	145,900	$38.30	1.09	$7
Exercisable, September 30, 2021	145,900	$38.30	1.09	$7

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.    STOCK COMPENSATION (continued)

Restricted Stock Awards and Restricted Stock Units
The Company has granted restricted stock awards and restricted stock units (collectively referred to as “RSUs”) under its stockholder approved stock plans. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three or four years. The Stock Plan allows alternate vesting schedules for death, disability, and retirement. The weighted average grant date fair value of RSUs granted in 2021 was $83.72.
The following table summarizes the Company’s RSU plans:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2020	1,419,454	$54.99
Granted	352,126	83.72
Vested	(449,207)	56.51
Forfeited	(46,074)	66.15
Balance at September 30, 2021	1,276,299	$61.83
As of September 30, 2021, there was $37 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.44 years. The total grant date fair value of shares vested during the nine months ended September 30, 2021 and 2020 was $25 million and $22 million, respectively.
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
In the nine months ended September 30, 2021, the Company granted both internal company-based and external-based metric PSUs.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.    STOCK COMPENSATION (continued)

In the nine months ended September 30, 2021, the Company granted separate tranches of external-based metric PSU's subject to a Monte Carlo simulation. The following table provides a range of the assumptions for shares granted in 2021:

Expected volatility	42.74% — 43.67%
Risk free interest rate	0.18% — 0.24%
Expected term (in years)	2.56 — 2.90
Grant date fair value of units granted	$99.19 — $127.37
The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of September 30, 2021, there was $21 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.84 years. There were no shares vested during the nine months ended September 30, 2021. The total grant date fair value of shares vested during the nine months ended September 30, 2020 was $1 million.
The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2020	323,361	$61.78
Granted	153,858	85.81
Forfeited	(23,130)	65.59
Balance at September 30, 2021	454,089	$69.63

Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (ESPP) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company's stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan which increased the number of shares available for issuance under the plan by 4.2 million shares. As of September 30, 2021, 4.0 million shares remain available for purchase.
Included in total stock-based compensation expense is $1 million and $4 million of expense related to the Company's ESPP recognized during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, the Company recognized expense of $1 million and $4 million, respectively, related to the Company's ESPP. As of September 30, 2021, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings (loss) per-share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings (loss) attributable to Owens Corning	$260	$206	$768	$(615)
Weighted-average number of shares outstanding used for basic earnings (loss) per share	103.1	108.8	104.4	108.7
Non-vested restricted and performance shares	0.7	0.6	0.7	—
Options to purchase common stock	0.1	0.1	0.1	—
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	103.9	109.5	105.2	108.7
Earnings (loss) per common share attributable to Owens Corning common stockholders:
Basic	$2.52	$1.89	$7.36	$(5.66)
Diluted	$2.50	$1.88	$7.30	$(5.66)
For the three and nine months ended September 30, 2021, there were no non-vested restricted or performance shares that had an anti-dilutive effect on earnings per share. For the three months ended September 30, 2020, there were no non-vested restricted or performance shares that had an anti-dilutive effect on earnings per share. For the nine months ended September 30, 2020, diluted earnings per share was equal to basic earnings per share due to the net loss attributable to Owens Corning.
On December 3, 2020, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 4.6 million shares of its common stock for $422 million during the nine months ended September 30, 2021, under the Repurchase Authorization. As of September 30, 2021, 4.9 million shares remain available for repurchase under the Repurchase Authorization.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax expense	$94	$56	$250	$119
Effective tax rate	27%	21%	25%	(24)%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2021 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2021 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, adjustments to valuation allowances against certain deferred tax assets, excess tax benefits related to stock compensation, and other discrete adjustments.

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

On July 20, 2020, the Internal Revenue Service (IRS) issued final regulations under IRC Section 951A permitting a taxpayer to elect to exclude from its inclusion of GILTI items of income subject to a high effective rate of foreign tax. As a result of the final regulations, the Company recorded a net non-cash income tax benefit of $13 million in the third quarter of 2020 relating to the 2018 and 2019 tax years and an increase in the valuation allowance.

The Company continues its current practice of asserting indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2021	2020	2021	2020
Currency Translation Adjustment
Beginning balance	$(233)	$(351)	$(220)	$(282)
Net investment hedge amounts classified into AOCI, net of tax	4	(9)	7	20
Gain/(loss) on foreign currency translation	(39)	46	(55)	(52)
Other comprehensive income/(loss), net of tax	(35)	37	(48)	(32)
Ending balance	$(268)	$(314)	$(268)	$(314)
Pension and Other Postretirement Adjustment
Beginning balance	$(374)	$(321)	$(372)	$(326)
Amounts reclassified from AOCI to net earnings, net of tax (a)	2	(3)	4	4
Amounts classified into AOCI, net of tax (b)	31	—	27	(2)
Other comprehensive income/(loss), net of tax	33	(3)	31	2
Ending balance	$(341)	$(324)	$(341)	$(324)
Hedging Adjustment
Beginning balance	$14	$(3)	$4	$(2)
Amounts reclassified from AOCI to net earnings, net of tax (c)	(3)	2	(5)	(2)
Amounts classified into AOCI, net of tax	15	1	27	4
Other comprehensive income, net of tax	12	3	22	2
Ending balance	$26	$—	$26	$—
Total AOCI ending balance	$(583)	$(638)	$(583)	$(638)

(a)These AOCI components are included in the computation of total Pension and Other postretirement expense and are recorded in Non-operating income. See Note 11 for additional information.
(b)Amounts classified into AOCI, net of tax includes the impact of a pension plan remeasurement that occurred in the third quarter of 2021 related to the purchase and sale agreement for the Company's Insulation site in Santa Clara, California. See Note 9 for additional information.
(c)Amounts reclassified from (loss)/gain on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Cost of sales or Interest expense, net depending on the hedged item. See Note 4 for additional information.

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
EXECUTIVE OVERVIEW
Throughout the first nine months of 2021, the impact of the COVID-19 pandemic on our operations continued to wane due to the resumption of widespread economic activity and ensuing recovery in many of the markets we serve globally. Despite this lessening impact throughout 2021, we continue to monitor the COVID-19 pandemic for potential impacts on our business and take precautions to provide a safe environment for our employees and customers. The spread of the COVID-19 pandemic in 2020 caused an economic downturn on a global scale, the impact of which was felt across the markets served by our three segments. Our financial results in the three and nine months ended September 30, 2020, which serve as the basis for comparison in the paragraphs below, reflect the impact of the COVID-19 pandemic.
Net earnings attributable to Owens Corning were $260 million in the third quarter of 2021, compared to $206 million in the same period of 2020. The Company reported $394 million in earnings before interest and taxes (EBIT) for the third quarter of 2021 compared to $296 million in the same period of 2020. The Company generated $400 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the third quarter of 2021 compared to $289 million in the same period of 2020. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings (loss) attributable to Owens Corning. Third quarter of 2021 EBIT performance compared to the same period of 2020 increased $51 million, $46 million, and $16 million in our Insulation, Composites, and Roofing segments, respectively. Within our Corporate, Other and Eliminations category, General corporate expense and other was relatively flat.
Cash and cash equivalents were $920 million as of September 30, 2021, compared to $647 million as of September 30, 2020, as a result of strong cash flow provided by operating activities. In the nine months ended September 30, 2021, the Company's operating activities provided $1,168 million of cash flow, compared to $717 million in the same period in 2020. The change was primarily driven by higher earnings.
On August 19, 2021, the Company issued a make-whole call to repay the remaining portion of its outstanding 2022 senior notes, and the redemption was completed in the third quarter of 2021. The Company recognized $9 million of loss on extinguishment of debt in the third quarter of 2021 associated with these actions.

The Company repurchased 1.7 million shares of its common stock for $160 million in the third quarter of 2021 under a previously announced repurchase authorization (the "Share Repurchase Authorization"). As of September 30, 2021, 4.9 million shares remained available for repurchase under the Share Repurchase Authorization.

On July 13, 2021, the Company acquired vliepa GmbH ("vliepa"), which specializes in the coating, printing, and finishing of nonwovens, paper, and film for the building materials industry in Europe, for $42 million, net of cash acquired. The acquisition broadens the Company’s global nonwovens portfolio to better serve European customers and accelerate growth of building and construction market applications in the region. Operating results of the acquisition and a preliminary purchase price allocation have been included in the Company’s Composites segment within the Consolidated Financial Statements beginning July 13, 2021.

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

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$2,213	$1,904	$6,367	$5,130
Gross margin	$596	$477	$1,658	$1,126
% of net sales	27%	25%	26%	22%
Marketing and administrative expenses	$186	$163	$548	$493
Goodwill impairment charge	$—	$—	$—	$944
Other (income) expenses, net	$(3)	$2	$(68)	$40
Earnings (loss) before interest and taxes	$394	$296	$1,123	$(399)
Interest expense, net	$31	$35	$97	$98
Loss on extinguishment of debt	$9	$—	$9	$—
Income tax expense	$94	$56	$250	$119
Net earnings (loss) attributable to Owens Corning	$260	$206	$768	$(615)
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the third quarter and year-to-date 2021, net sales increased $309 million and $1,237 million, respectively, compared to the same periods in 2020. For the third quarter, the increase in net sales was driven by the impact of higher selling prices in all three segments and higher sales volumes in Insulation and Roofing. For the year-to-date comparison, the increase in net sales was driven by the impact of higher sales volumes and higher selling prices in all three segments, and the positive impact of translating sales denominated in foreign currencies into United States dollars.
GROSS MARGIN
In the third quarter and year-to-date 2021, gross margin increased $119 million and $532 million, respectively, compared to the same periods in 2020. For the third quarter, the increase in gross margin was driven by higher selling prices, partially offset by higher input cost inflation in all three segments. For the year-to-date comparison, the increase in gross margin was driven by the impact of higher sales volumes and higher selling prices in all three segments, partially offset by higher input cost inflation in all three segments. The favorable comparison year-over-year to curtailment costs in our Composites and Insulation segments in 2020 provided additional benefit.
MARKETING AND ADMINISTRATIVE EXPENSES
In the third quarter and year-to-date 2021, marketing and administrative expenses increased $23 million and $55 million, respectively, compared to the same periods in 2020. For the third quarter and year-to-date, the increase in marketing and

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

administrative expenses was driven primarily by higher performance-based compensation associated with an improved outlook for 2021 and higher general corporate expenses as business activities return to a more typical, post-pandemic level.
GOODWILL IMPAIRMENT CHARGE
The Company recorded a pre-tax non-cash impairment charge of $944 million in the first quarter of 2020 related to the Insulation reporting unit, which was equal to the excess of the reporting unit's carrying value over its fair value.
OTHER (INCOME) EXPENSES, NET
In the third quarter and year-to-date 2021, other (income) expenses, net decreased $5 million and $108 million, respectively, compared to the same period in 2020. For the third quarter, the decrease was driven primarily by the $15 million gain on the sale of land in India partially offset by $12 million of severance charges. For the year-to-date comparison, the decrease was driven by the favorable comparison year-over-year to intangible asset impairment charges of $43 million recognized in 2020. The remaining difference was driven by $25 million of gains on settlements from contracts to purchase and sell wind-generated electricity, $15 million of higher gains on sale of precious metals and the $15 million gain on the sale of land in India.
INTEREST EXPENSE, NET
In the third quarter and year-to-date 2021, interest expense, net, was relatively flat compared to the same periods in 2020.
LOSS ON EXTINGUISHMENT OF DEBT
During the third quarter of 2021, the Company recognized a $9 million loss on extinguishment of debt in connection with the make-whole call to repay the remaining portion of its outstanding 2022 senior notes.
INCOME TAX EXPENSE
Income tax expense for the three and nine months ended September 30, 2021 was $94 million and $250 million, respectively. For the third quarter of 2021, the Company's effective tax rate was 27% and for the nine months ended September 30, 2021, the Company's effective tax rate was 25%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2021 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2021 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, adjustments to valuation allowances against certain deferred tax assets, excess tax benefits related to stock compensation, and other discrete adjustments.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions by a range of zero to $5 million.

Income tax expense for the three and nine months ended September 30, 2020 was $56 million and $119 million, respectively. For the third quarter of 2020, the Company's effective tax rate was 21% and for the nine months ended September 30, 2020, the Company's effective tax rate was (24)%. The effective tax rate and the U.S. federal statutory tax rate for the three months ended September 30, 2020 is 21%. The effective tax rate was positively impacted by final regulations on global intangible low-taxed income (GILTI), offset by the impact of taxes on foreign earnings, U.S. state and local income tax expense, and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2020 is primarily a result of charges related to the impairment of goodwill and certain other indefinite-lived intangible assets recorded in the first quarter of 2020, which were mostly non-deductible. Non-cash charges of $15 million were recorded related to adjustments to valuation allowances against certain deferred tax assets. The remaining difference between the statutory rate of 21% and the effective rate was driven by the impact of recording U.S. state and local income tax expense and U.S. federal taxes on foreign earnings.

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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (Loss) (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2021	2020	2021	2020
Restructuring costs	Cost of sales	$(6)	$—	$(8)	$(4)
Restructuring costs	Marketing and administrative expenses	—	—	(1)	—
Severance	Other (income) expenses, net	(12)	—	(10)	(5)
Other exit costs	Other (income) expenses, net	—	—	(1)	(1)
Gain on sale of land in India	Other (income) expenses, net	15	—	15	—
Restructuring costs	Non-operating income	(2)	—	(2)	—
Recognition of acquisition inventory fair value step-up	Cost of sales	(1)	—	(1)	—
Total restructuring, acquisition and integration-related costs		$(6)	$—	$(8)	$(10)

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restructuring costs	$(20)	$—	$(22)	$(10)
Gain on sale of land in India	15	—	15	—
Gains on sale of certain precious metals	—	7	41	26
Goodwill impairment charge	—	—	—	(944)
Intangible assets impairment charge	—	—	—	(43)
Recognition of acquisition inventory fair value step-up	(1)	—	(1)	—
Total adjusting items	$(6)	$7	$33	$(971)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from Net earnings (loss) attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$260	$206	$768	$(615)
Net loss attributable to noncontrolling interests	(1)	—	(1)	—
NET EARNINGS (LOSS)	259	206	767	(615)
Equity in net (loss) earnings of affiliates	(1)	1	—	1
Income tax expense	94	56	250	119
EARNINGS (LOSS) BEFORE TAXES	354	261	1,017	(497)
Interest expense, net	31	35	97	98
Loss on extinguishment of debt	9	—	9	—
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	394	296	1,123	(399)
Adjusting items from above	(6)	7	33	(971)
ADJUSTED EBIT	$400	$289	$1,090	$572

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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$591	$521	$1,733	$1,413
% change from prior year	13%	-2%	23%	-11%
EBIT	$101	$55	$278	$105
EBIT as a % of net sales	17%	11%	16%	7%
Depreciation and amortization expense	$42	$40	$119	$117

NET SALES

In our Composites segment, net sales in the third quarter of 2021 increased $70 million compared to the same period in 2020. Favorable customer mix and $35 million of higher selling prices drove the increase. The impact of slightly lower volumes of 4% was largely offset by the acquisition of vliepa and the favorable impact of translating sales denominated in foreign currencies into United States dollars.

For the year-to-date 2021, net sales in our Composites segment increased $320 million compared to the same period in 2020. The increase was primarily driven by higher sales volumes of approximately 10%. The remaining variance was driven by favorable customer and product mix, higher selling prices of $60 million and $34 million from the favorable impact of translating sales denominated in foreign currencies into United States dollars.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT

In our Composites segment, EBIT in the third quarter of 2021 increased $46 million compared to the same period in 2020. Higher selling prices of $35 million more than offset $23 million of input cost inflation and $9 million in higher transportation costs. The favorable comparison quarter-over-quarter to curtailment costs in 2020 contributed to $29 million of the improvement. The remaining variance was driven by favorable customer mix.

For the year-to-date 2021, EBIT in our Composites segment increased $173 million compared to the same period in 2020. Higher selling prices of $60 million offset $39 million of input cost inflation and $19 million of higher transportation costs. The benefit from lower curtailment costs in 2021 compared to 2020 of $66 million and higher sales volumes contributed to the increase. The remaining variance was driven about equally by favorable customer mix and the favorable impact of improved manufacturing performance year-over-year.

OUTLOOK

Global glass reinforcements market demand has historically been correlated with global industrial production, and we believe this relationship will continue. The Company expects continued strength in global industrial production for the remainder of 2021. Uncertainties that may impact our Composites financial results include the cost of input materials and the potential for continuing supply chain challenges.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$815	$681	$2,321	$1,879
% change from prior year	20%	-2%	24%	-3%
EBIT	$124	$73	$318	$144
EBIT as a % of net sales	15%	11%	14%	8%
Depreciation and amortization expense	$52	$51	$156	$149

NET SALES

In our Insulation segment, net sales in the third quarter of 2021 increased $134 million compared to the same period in 2020. The increase was due to higher selling prices of $65 million, higher sales volumes of about 8% and favorable customer mix. The remaining variance was driven by the favorable impact of translating sales denominated in foreign currencies into United States dollars of $11 million.

For the year-to-date 2021, net sales in our Insulation segment increased $442 million compared to the same period in 2020. The majority of the increase was due to higher sales volumes of about 15% and higher selling prices of $113 million. The $66 million favorable impact of translating sales denominated in foreign currencies into United States dollars was slightly offset by unfavorable product mix.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT

In our Insulation segment, EBIT in the third quarter of 2021 increased $51 million compared to the same period in 2020. Higher selling prices of $65 million more than offset $37 million of input cost inflation and $10 million in higher transportation costs. The remaining improvement was driven by the $18 million benefit of fixed cost absorption on higher production volumes and the impact of higher sales volumes.

For the year-to-date 2021, EBIT in our Insulation segment increased $174 million compared to the same period in 2020. Higher selling prices of $113 million more than offset $67 million of input cost inflation and $32 million in higher transportation costs. The remaining improvement was driven by the impact of higher sales volumes, the $67 million benefit of fixed cost absorption on higher production volumes and $15 million of favorable manufacturing performance.
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
During the third quarter of 2021, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.566 million, up from an annual average of approximately 1.430 million starts in the third quarter of 2020. The Company expects continued strength in the SAAR of U.S. housing starts for the remainder of 2021. Uncertainties that may impact our Insulation financial results include the cost of input materials and the potential for continuing supply chain challenges.
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$869	$761	$2,497	$1,993
% change from prior year	14%	7%	25%	-5%
EBIT	$212	$196	$602	$408
EBIT as a % of net sales	24%	26%	24%	20%
Depreciation and amortization expense	$15	$15	$44	$44

NET SALES

In our Roofing segment, net sales in the third quarter of 2021 increased $108 million compared to the same period in 2020. The increase was driven by higher selling prices of $114 million. Slightly higher sales volumes of 2% were more than offset by unfavorable product mix.

For the year-to-date 2021, net sales in our Roofing segment increased $504 million compared to the same period in 2020. The increase was primarily driven by higher sales volumes of 14% and higher selling prices of $239 million, slightly offset by unfavorable product and customer mix.
EBIT

In our Roofing segment, EBIT in the third quarter of 2021 increased $16 million compared to the same period in 2020. Higher selling prices of $114 million more than offset input cost inflation, primarily asphalt and other petroleum-based products, of $70 million and $13 million of higher transportation costs. Unfavorable customer and product mix more than offset the impact of slightly higher sales volumes.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the year-to-date 2021, EBIT in our Roofing segment increased $194 million compared to the same period in 2020. Higher selling prices of $239 million more than offset input cost inflation, primarily asphalt and other petroleum-based products, of $115 million and $37 million of higher transportation costs. The impact of higher sales volumes and favorable manufacturing performance were partially offset by unfavorable customer and product mix.
OUTLOOK

In our Roofing segment, we expect the factors that have driven strong margins in recent years, such as growth from remodeling demand, to continue to deliver profitability. Uncertainties that may impact our Roofing margins include demand from storm and other weather events, demand from new construction, competitive pricing pressure, the cost of input materials and the potential for continuing supply chain challenges.

Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restructuring costs	$(20)	$—	$(22)	$(10)
Gain on sale of land in India	15	—	15	—
Gains on sale of certain precious metals	—	7	41	26
Goodwill impairment charge	—	—	—	(944)
Intangible assets impairment charge	—	—	—	(43)
Recognition of acquisition inventory fair value step-up	(1)	—	(1)	—
General corporate expense and other	(37)	(35)	(108)	(85)
EBIT	$(43)	$(28)	$(75)	$(1,056)
Depreciation and amortization	$20	$14	$51	$42

EBIT
In Corporate, Other and Eliminations, EBIT expenses for the third quarter of 2021 were higher by $15 million compared to the same period in 2020. For the year-to-date 2021, EBIT expenses in Corporate, Other and Eliminations were lower by $981 million primarily driven by the favorable comparison year-over-year to the goodwill impairment charge of $944 million and intangible asset charges of $43 million recorded in the first quarter of 2020. Additional details of these charges are further explained in Note 5 of the Consolidated Financial Statements. The remaining difference was driven by $15 million of higher gains on sale of certain precious metals.
General corporate expense and other for the third quarter and year-to-date 2021 were higher by $2 million and $23 million compared to the same periods in 2020, driven primarily by higher performance-based compensation associated with an improved outlook for 2021 and higher general corporate expenses as business activities return to a more typical, post-pandemic level.
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

	Balance at September 30, 2021
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	n/a	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279
On August 19, 2021, the Company issued a make-whole call to repay the remaining portion of its outstanding 2022 senior notes, and the redemption was completed in the third quarter of 2021. The Company recognized approximately $9 million of loss on extinguishment of debt in the third quarter of 2021 associated with these actions.
The Company issued $300 million of 2030 senior notes on May 12, 2020 subject to $3 million of discounts and issuance costs. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on December 1, 2020. The proceeds from these notes were used for general corporate purposes.
The Receivables Securitization Facility and Senior Revolving Credit Facility mature in 2024 and 2026, respectively. The Company has no significant debt maturities of senior notes before the fourth quarter of 2024. As of September 30, 2021, the Company had $3.0 billion of total debt and cash and cash equivalents of $920 million.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of September 30, 2021, and December 31, 2020, the Company had $159 million and $71 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017.
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
Our anticipated uses of cash include capital expenditures, working capital needs, share repurchases, meeting financial obligations, payments of any dividends authorized by our Board of Directors, acquisitions, restructuring actions and pension contributions. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our Senior Revolving Credit Facility and our Receivables Securitization Facility, will provide ample liquidity to enable us to meet our cash requirements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The agreements governing our Senior Revolving Credit Facility and Receivables Securitization Facility contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. We were in compliance with these covenants as of September 30, 2021. In July 2021, the Senior Revolving Credit Facility was amended to eliminate the minimum required interest expense coverage ratio covenant.
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
The payables associated with suppliers choosing to voluntarily participate in the Programs were presented as accounts payable within Total current liabilities on the Consolidated Balance Sheets, and totaled $215 million and $170 million as of September 30, 2021 and December 31, 2020, respectively. The amounts paid that are associated with suppliers once they chose to voluntarily participate in the Programs for the nine months ended September 30, 2021 and 2020 were $373 million, and $277 million, respectively, with all activity related to the obligations presented within operating activities on the Consolidated Statements of Cash Flows.
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
Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$920	$647
Net cash flow provided by operating activities	$1,168	$717
Net cash flow used for investing activities	$(242)	$(104)
Net cash flow used for financing activities	$(716)	$(106)
Availability on the Senior Revolving Credit Facility	$796	$796
Availability on the Receivables Securitization Facility	$279	$279
Cash and cash equivalents: Cash and cash equivalents as of September 30, 2021 increased $273 million compared to September 30, 2020 primarily due to higher cash flow provided by operating activities.
Operating activities: For the nine months ended September 30, 2021, the Company's operating activities provided $1,168 million of cash compared to $717 million provided in the same period in 2020. The change in cash provided by operating activities was due to higher earnings compared to the same period in 2020.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing activities: Net cash flow used for investing activities increased $138 million for the nine months ended September 30, 2021 compared to the same period of 2020, primarily driven by cash outflows from derivative settlements, higher spending on acquisitions, and higher cash paid for property, plant and equipment.
Financing activities: Net cash used for financing activities was $716 million for the nine months ended September 30, 2021, compared to net cash used for financing activities of $106 million in the same period in 2020. The change was primarily due to higher purchases of treasury stock and repayment of the remaining portion of outstanding 2022 senior notes.
2021 Investments
Capital Expenditures: The Company will continue a balanced approach to the use of its cash flows. Operational cash flow will be used to fund the Company’s growth and innovation. Capital expenditures in 2021 are expected to be approximately $460 million.
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
Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Notes 4 and 10 of the Consolidated Financial Statements.
Contractual Obligations
In the normal course of business, we enter into contractual obligations to make payments to third parties. During the nine months ended September 30, 2021, there were no material changes to such contractual obligations outside the ordinary course of our business.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended September 30, 2021, our RIR was 0.64 as compared to 0.75 in the same period a year ago. For the nine months ended September 30, 2021, our RIR was 0.61 as compared to 0.70 in the same period a year ago.
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
•changes to tariff, trade or investment policies or laws;
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the nine months ended September 30, 2021. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2020 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2021	209,313		$98.03	200,000	6,390,255
August 1-31, 2021	650,000		95.34	650,000	5,740,255
September 1-30, 2021	853,827		92.85	850,000	4,890,255
Total	1,713,140	*	$94.43	1,700,000	4,890,255

*    The Company retained an aggregate of 13,140 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.
**    On December 3, 2020, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated transactions, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.7 million shares of its common stock for $160 million during the three months ended September 30, 2021 under the Repurchase Authorization. As of September 30, 2021, 4.9 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1
Third Amended and Restated Bylaws of Owens Corning (as adopted on July 28, 2021) (incorporated by reference to Exhibit 3.1 to Owens Corning's Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended June 30, 2021).

10.1
Amended and Restated Credit Agreement dated as of July 23, 2021, by and among Owens Corning, as borrower, the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent (filed herewith).

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

101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss), (ii) Consolidated Statements of Comprehensive Earnings (Loss); (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	October 27, 2021	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Chief Financial Officer

Date:	October 27, 2021	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller