Form 10-K
period 2021-12-31
Owens Corning
filed 2022-02-16
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Large accelerated filer  ☑      Accelerated filer  ❒      Non-accelerated filer  ❒      Smaller reporting company  ☐      Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ❒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
On June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of $0.01 par value common stock (the voting stock of the registrant) held by non-affiliates (assuming for purposes of this computation only that the registrant had no affiliates) was approximately $10,116,157,510.
As of February 11, 2022, 99,101,012 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Owens Corning’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on or about April 14, 2022 (the “2022 Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Owens Corning is a global building and construction materials leader helping customers win in the market by providing innovative and sustainable solutions, which leverage our functional design and material science expertise and strong market positions. Its insulation products conserve energy and improve acoustics, fire resistance and air quality in the spaces where people live, work and play. Its roofing products and systems enhance curb appeal of people’s homes and protect homes and commercial buildings alike. Its fiberglass composites make thousands of products lighter, stronger, and more durable.

The business is global in scope, with operations in 33 countries, and human in scale, with approximately 20,000 employees and longstanding, local relationships with its customers. Founded in 1938 and based in Toledo, Ohio, Owens Corning recorded net sales in 2021 of $8.5 billion.
Unless the context indicates otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning and its subsidiaries. References to a particular year mean the Company’s year commencing on January 1 and ending on December 31 of that year.
SEGMENT OVERVIEW
The Company has an integrated business model with three reportable segments: Composites, Insulation and Roofing. Our Composites, Insulation and Roofing reportable segments accounted for approximately 27%, 36% and 37% of our total reportable segment net sales, respectively, in 2021.
Composites
Owens Corning glass fiber materials can be found in over 40,000 end-use applications primarily within three markets: building and construction, renewable energy and infrastructure. Such end-use applications include building structures, roofing shingles, tubs and showers, pools, flooring, pipes and tanks, poles, electrical equipment and wind-energy turbine blades. Our products are manufactured and sold worldwide. We primarily sell our products directly to parts molders and fabricators. Within the building and construction market, our Composites segment sells glass fiber and/or glass mat directly to a small number of major shingle manufacturers, including our own Roofing segment.
Our Composites segment includes vertically integrated material solutions. The Company manufactures, fabricates and sells glass reinforcements in the form of fiber. Glass reinforcement materials are also used downstream by the Composites segment to manufacture and sell glass fiber products in the form of fabrics, non-wovens and other specialized products.
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
Insulation
Our insulating products provide a variety of benefits such as energy conservation, thermal functionality, improved acoustical performance and convenience of installation and use. Our Insulation segment includes a diverse portfolio of high, mid and low-temperature products with a geographic mix of United States, Canada, Europe, Asia-Pacific and Latin America, a market mix of residential, commercial, industrial and other markets, and a channel mix of retail, contractor and distribution.
Our products in the North American residential market include thermal and acoustical batts, loosefill insulation, foam sheathing and accessories, and are sold under well-recognized brand names and trademarks such as Owens Corning PINK® FIBERGLAS™ Insulation. Our products in the commercial and industrial markets include glass fiber pipe insulation, energy efficient flexible duct media, bonded and granulated mineral wool insulation, cellular glass insulation and foam insulation used in above- and below-grade construction applications, and are sold under well-recognized brand names and trademarks such as

ITEM 1.	BUSINESS (continued)
Thermafiber®, FOAMULAR®, FOAMGLAS® and Paroc®. We sell our insulation products primarily to insulation installers, home centers, lumberyards, retailers and distributors in the United States, Canada, Europe, Asia-Pacific and Latin America.
Demand for Owens Corning’s insulating products is driven by North American new residential construction, repair and remodeling activity, commercial and industrial construction activity in the United States, Canada, Europe, Asia-Pacific and Latin America, and increasingly stringent building codes and the growing need for energy efficiency. Demand in the segment typically follows seasonal home improvement, remodeling and renovation and residential, commercial and industrial construction industry patterns. Demand for residential insulation in North America typically follows housing starts on a three-month lagged basis, although the new residential construction cycle can elongate due to labor availability and other factors beyond our control. The peak season for home construction and remodeling in our geographic markets generally corresponds with the second and third calendar quarters. Demand for commercial and industrial applications is more heavily tied to industrial production growth, commercial construction activity, and overall economic conditions in the global markets we serve.
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
GENERAL
Intellectual Property
The Company relies on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our intellectual property, proprietary technology and our brands. Through continuous and extensive use of the color PINK since 1956, Owens Corning became the first owner of a single color trademark registration. In addition to our Owens Corning and PINK brands, the Company has registered, and applied for the registration of, U.S. and international trademarks, service marks, and domain names. Additionally, the Company owns numerous U.S. and international patents and patent applications, covering certain of our proprietary technology resulting from research and development efforts. Over time, the Company has assembled a portfolio of intellectual property rights including patents, trademarks, service marks, copyrights, domain names, know-how and trade secrets covering our products, services and manufacturing processes. Our proprietary technology is not dependent on any single or group of intellectual property rights and the Company does not expect the expiration of existing intellectual property to have a material adverse effect on the business as a whole. The Company believes the duration of our patents is adequate relative to the expected lives of our products. Although the Company protects its intellectual property and proprietary technology, any significant impairment of, or third-party claim against, our intellectual property rights could harm our business or our ability to compete.

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

The Company has not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs associated with environmental compliance were approximately $42 million in 2021. The Company continues to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.

Our manufacturing facilities are subject to numerous national, state and local environmental protection laws and regulations. Regulatory activities of particular importance to our operations include those addressing air pollution, water pollution, waste disposal and chemical control. It is possible that new laws and regulations will specifically address climate change, volatile organic compounds, ozone forming emissions and fine particulate matter. New environmental and chemical regulations could impact our ability to expand production or construct new facilities in geographic regions in which we operate. However, based on information known to the Company, including the nature of our manufacturing operations and associated air emissions, at this time we do not expect any of these new laws, regulations or activities to have a material adverse effect on our results of current operations, financial condition or long-term liquidity.

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the United States Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. At the end of 2021, the Company was involved with a total of 22 sites worldwide, including 9 Superfund sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

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
At December 31, 2021, the Company had an accrual totaling $6 million for its environmental liabilities, of which the current portion is $3 million. Changes in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.
Additional Government Laws and Regulations
In addition to environmental laws and regulations, we are subject to various laws and regulations around the world. For example, trade regulations, including tariffs or other import or export restrictions, may increase the cost of some of our raw materials or cross-border shipments, and limit our ability to do business in certain countries or with certain individuals. Our business is also subject to competition laws in the various jurisdictions where we operate, including the Sherman Antitrust Act and related federal and state antitrust laws in the United States, as well as similar foreign laws and regulations. These laws and regulations generally prohibit competitors from fixing prices, boycotting competitors, or engaging in other conduct that unreasonably restrains competition, and such laws and regulations may impact potential business relationships or transactions with third parties in the future. In addition, health and safety regulations (including laws or regulations promulgated in response to the ongoing COVID-19 pandemic, as discussed below in Item 1A, “Risk Factors”) have necessitated, and may continue to necessitate, increased operating costs or capital investments to promote a safe working environment. The Company is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. Further, an increasing number of laws and regulations focused on product and chemical hazards, including regulations concerning the impact of product manufacturing and use on climate change, and resulting preferential product selection could also impact our ability to manufacture and sell certain products or require significant research and development investment and capital expenditures to meet regulatory requirements. With respect to the laws and regulations noted above, as well as other applicable laws and regulations, the Company’s compliance programs may under certain circumstances involve material investments in the form of additional processes, training, personnel, information technology and capital. For a discussion of the risks associated with certain applicable laws and regulations, see Item 1A, “Risk Factors.”
Sustainability
As a worldwide leader in our industry, we have the desire to be at the forefront of corporate sustainability efforts. It is our ambition to be a net-positive company, that is, one whose environmental handprint, or the positive impact of our people and products, is greater than our environmental footprint, or the negative impact of manufacturing our products. We work to continually increase the good our people and products do while we concurrently reduce the negative environmental impact of our operations.
Our climate-related sustainability efforts have led Owens Corning to develop a range of strategies and tactics that have had a significant impact on the way we conduct our business. We strive to reduce the greenhouse gas emissions released throughout the entire life cycle of our products by improving the use-phase impacts of our products, making our manufacturing processes more energy-efficient, sourcing more renewable electricity, improving our supply chain logistics, increasing recycled content, and developing end-of-life recycling solutions. Together, this work reduces the environmental impact of our operations and lowers the embodied carbon in our products – an attribute of growing importance to our customers.
Many of Owens Corning’s products are made using heavy, industrialized manufacturing processes. While we strive to go beyond all regulatory requirements, our factories do produce various emissions, including greenhouse gases. Owens Corning is subject to or has chosen to voluntarily participate in Emissions Trading Schemes (ETS) around the world. Broad and gradual tightening of national, regional, and state government limits on emissions could disrupt our access to energy sources or specific raw materials, which in turn could disrupt the manufacturing of products dependent upon them. Owens Corning invests in research and development on climate-related risks and opportunities.

ITEM 1.	BUSINESS (continued)
Human Capital Resources
Important to the Company’s long-term success is ensuring its people feel valued, included, and engaged – from recruitment to retirement. That is why Owens Corning is dedicated to fostering an environment of learning and growth within a supportive, caring culture. We are committed to providing a safe, healthy workplace and a meaningful, engaging employee experience.
As of December 31, 2021, Owens Corning had approximately 20,000 employees, of which about 11,000 are located outside the United States. Approximately 9,000 (62%) of hourly employees are subject to collective bargaining agreements. The Company believes that its relations with employees are good.
The Company focuses on a number of human capital resource objectives in managing its business which, taken together, may be material to understanding our business under certain circumstances.
Safety and Well-Being
One of our primary objectives is the safety and well-being of our employees. Working safely is an unconditional, organization-wide expectation at Owens Corning, which we believe directly benefits employees’ lives, improves our manufacturing processes and reduces our costs. The Company maintains comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to severe injuries. One of our primary safety measures is the Recordable Incidence Rate (“RIR”) as defined by the United States Bureau of Labor Statistics. For the year ended December 31, 2021, our RIR was 0.59, compared to 0.64 in the same period a year ago.
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
As of December 31, 2021, the composition of our Board of Directors was 60% demographically diverse, which includes gender, race, ethnicity, nationality, national origin or other elements of one’s identity. Leadership positions were comprised of approximately 27% women globally and 15% racially diverse minorities in the United States. Our 2030 diversity goals set ambitious targets for Owens Corning leadership of 35% women globally and 22% racially diverse minorities in the United States.
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

ITEM 1.	BUSINESS (continued)
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
Owens Corning is a recognized leader on social issues. Select awards and honors earned by the Company include:
•Named a 2021 Noteworthy Company by DiversityInc for diversity, equity and inclusion for the second year in a row
•Obtained a perfect score on the Human Rights Campaign’s 2021 Corporate Equality Index for the seventeenth year in a row
•Recognized as one of the “2021 World’s Most Ethical Companies” by Ethisphere Institute for the fourth year in a row
•Ranked 1st among the 100 Best Corporate Citizens in 2021 by 3BL Media for the third year in a row
•Recognized by 2020 Women on Boards for having 25 percent women on its board
More information about Owens Corning’s approach to human capital and other social issues can be found in our Sustainability Report on our website.1

AVAILABILITY OF INFORMATION
Owens Corning makes available, free of charge, through its website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. These documents are available through the Investor Relations page of the Company’s website at www.owenscorning.com. Copies of any materials we file with the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov.
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
RISKS RELATING TO THE COVID-19 PANDEMIC
The COVID-19 pandemic has impacted, and could continue to impact, the Company's operations and results.
We have been managing matters related to the global COVID-19 pandemic, including, but not limited to, the following impacts:
•Disruptions to our raw materials supply chain, as well as disruptions to our transportation and distribution operations, have, at times, affected our ability to meet customer demands.
•Fluctuations in broader market conditions, inflationary pressures and labor availability during the pandemic have periodically posed operational challenges for the Company.
•Governmental authorities have implemented numerous measures to contain the virus, such as travel bans and restrictions, and quarantines, which have limited our ability to visit our customers and suppliers. Some of these actions also resulted in temporary curtailment of some operations and increased costs to operate certain facilities.
Although it is not possible to predict the ultimate impact of COVID-19, including on our business, results of operations, financial position or cash flows, such impacts may be material and may include:
•continued disruptions to our raw materials supply chain and our transportation and distribution operations, as well as increased costs for such materials and operations;
•inflationary pressure on wages, as well as reduced availability and productivity of employees;
•higher incremental costs associated with health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees and others;
•our ability to effectively increase the prices of our products in response to inflationary pressures;
•shifting customer demand for our products in the markets that we serve around the world;
•increased credit risk, including increased failure by customers experiencing business disruptions to make timely payments;
•costs associated with production curtailments that are driven by governmental actions, customer demand or other causes related to COVID-19, including any governmental requirements for proof of vaccination or testing;
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
The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A. “Risk Factors.” The impact depends on the severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, changing and difficult to predict.
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
•one or more of the financial institutions associated with our credit facilities could cease fulfill their funding obligations, or the amount of eligible receivables under our receivables securitization facility could decrease, which could materially adversely impact our liquidity;
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

ITEM 1A.	RISK FACTORS (continued)
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
Many of our customer volume commitments are short-term; therefore, we do not have a significant manufacturing backlog. As a result, we do not benefit from the visibility provided by long-term volume contracts against downturns in customer demand and sales. Further, we are not able to immediately adjust our costs in response to declines in sales. Our ability to sell some of the products in Insulation and Roofing are dependent on a limited number of customers, who account for a significant portion of such sales. For 2021, we have one customer that represents 11% of our annual sales. The loss of key customers for these products, a consolidation of key customers or a significant reduction in sales to those customers, could significantly reduce our revenues from these products. In addition, if key customers experience financial pressure or consolidate, they could attempt to demand more favorable contractual terms, which would place additional pressure on our margins and cash flows. Lower demand for our products, loss of key customers and material changes to contractual terms could materially and adversely impact our business, financial condition and results of operations. Furthermore, some of our sales are concentrated in certain geographic areas, and market growth that is skewed to other geographic areas may negatively impact our rate of growth or market share.
We may be exposed to cost increases or reduced availability of energy, materials or transportation, which could reduce our margins and have a material adverse impact on our business, financial condition and results of operations.
Our business relies heavily on certain commodities and raw materials used in our manufacturing processes. Additionally, we spend a significant amount on inputs that are influenced by energy prices, such as asphalt, chemicals, resins, and transportation. Price increases for these inputs could raise costs and reduce our margins if we are not able to offset them by increasing the prices of our products, improving productivity or hedging where appropriate. In particular, energy prices could increase as a result of climate change legislation or other environmental mandates. Availability of certain of the raw materials we use has occasionally been limited, and our sourcing of some of these raw materials from a limited number of suppliers, and in some cases a sole supplier, increases the risk of unavailability. For example, if one of the raw materials important to our business is sourced from a sole supplier, our production could be interrupted regardless of whether we have a long-term supply contract for the material. Despite our contractual supply agreements with many of our suppliers, and despite any programs we may undertake to mitigate supply risks, it is possible that we could experience a lack of certain raw materials that limits our ability to manufacture our products, thereby materially and adversely impacting our business, financial condition and results of operations. We experienced the impact of higher input cost inflation and higher transportation costs in 2021.
We are subject to risks relating to our information technology systems (cybersecurity), and any failure to adequately protect our critical information technology systems could materially affect our operations.
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
We have put in place security measures designed to protect against the misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information, or disruption of our operations. However, advanced cybersecurity threats, such as malware, ransomware, and phishing attacks, attempts to access information, and other security breaches, are persistent and continue to evolve, making them increasingly difficult to identify and prevent. Protecting against these threats may require significant resources, and we may not be able to implement measures that will protect against all of the significant risks to our information technology systems. In addition, we rely on a number of third-party service providers to execute certain business processes and maintain certain information technology systems and infrastructure, and any breach of security on their part could impair our ability to effectively operate. Moreover, our operations in certain geographic locations may be particularly vulnerable to security attacks or other problems.
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
•potential loss of key employees;
•unanticipated competitive responses;
•potential loss of customers or suppliers; and
•undisclosed or undiscovered liabilities or claims, or retention of unpredictable future liabilities.
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
Climate change could have an impact on several aspects of our business, financial condition and results of operations. Weather phenomena associated with climate change, such as flooding or altered storm activity, may impact our ability to operate manufacturing facilities in some locations. Laws or regulations aimed at addressing climate change, including local building codes, Environmental Protection Agency regulations on greenhouse gas emissions, the European Green Deal, laws or regulations impacting energy supply, and other laws or regulations, may materially impact demand for our products or our cost of doing business. Customer preferences for lower-carbon and more environmentally friendly solutions could impact demand for our products. We believe that some of our product categories, such as insulation and composites, will experience increased demand due to environmental benefits such as energy efficiency and renewable energy.
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
Lower demand for our products as a result of either of these weather-related scenarios could adversely impact our business, financial condition and results of operations. Additionally, severely low temperatures may lead to significant and immediate spikes in costs of natural gas, electricity and other commodities that could negatively affect our results of operation.

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
LEGAL, REGULATORY AND COMPLIANCE RISKS
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
include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). Please see "Item 1 - Business - Environmental Control” for information on costs and accruals related to environmental remediation. To the extent that the required remediation procedures or timing of those procedures change, additional contamination is identified, or the financial condition of other potentially responsible parties is adversely affected, the estimate of our environmental liabilities may change. Change in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in increases to our environmental obligations. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions. As a result of these uncertainties, we may incur unexpected interruptions to operations, fines, penalties or other reductions in income which could adversely impact our business, financial condition and results of operations. It is possible that new laws and regulations will specifically address climate change, toxic air emissions, ozone forming emissions and fine particulate matter. New environmental and chemical regulations could impact our ability to expand production or construct new facilities in every geographic region in which we operate. Continued and increased government and public emphasis on environmental issues is expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations, and changes in their interpretation, may require substantial capital expenditures or may require or cause us to modify or curtail our operations, which may have a material adverse impact on our business, financial condition and results of operations. Although emerging in nature, an increasing number of laws and regulations focused on product and chemical hazards, including regulations concerning the impact of product manufacturing and use on climate change, and resulting preferential product selection could also impact our ability to manufacture and sell certain products or require significant research and development investment and capital expenditures to meet regulatory requirements.
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
Owens Corning relies on its intellectual property, including numerous patents, trademarks, trade secrets, confidential information, as well as its licensed intellectual property to differentiate our products and brands in the marketplace. We monitor and protect against activities that might infringe, dilute, or otherwise harm our intellectual property and rely on the laws of the United States and other countries to protect our rights. However, in some instances, we may be unaware of unauthorized use of our intellectual property. To the extent we cannot protect our innovations or are unable to enforce our intellectual property, unauthorized use and misuse of our intellectual property or innovations could harm our competitive position and have a material adverse impact on our business, financial condition and results of operations. In addition, the laws of some non-United States jurisdictions provide less protection for our proprietary rights than the laws of the United States and we therefore may not be able to effectively enforce our intellectual property rights in these jurisdictions. If we are unable to maintain certain exclusive licenses, our brand recognition and sales could be adversely impacted. Current employees, contractors and suppliers have, and former employees, contractors and suppliers may have, access to trade secrets and confidential information regarding our operations which could be disclosed improperly and in breach of contract to our competitors or otherwise used to harm us.
Third parties may also claim that we are infringing upon their intellectual property rights. If we are unable to successfully defend or license such alleged infringing intellectual property or if we are required to substitute similar technology from another

ITEM 1A.	RISK FACTORS (continued)
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
•certain of our available borrowings are at variable rates of interest, exposing us to the risk of increased interest rates to borrow in the future;
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

ITEM 1A.	RISK FACTORS (continued)
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
Our businesses are capital intensive, and regularly require capital expenditures to expand operations, maintain equipment, increase operating efficiency and comply with applicable laws and regulations, leading to high fixed costs, including depreciation expense. Increased regulatory requirements for our operations could lead to additional or higher fixed costs in the future. We are limited in our ability to reduce fixed costs quickly in response to reduced demand for our products and these fixed costs may not be fully absorbed, resulting in higher average unit costs and lower gross margins if we are not able to offset this higher unit cost with price increases. Alternatively, we may be limited in our ability to quickly respond to unanticipated increased demand for our products, which could result in an inability to satisfy demand for our products and loss of market share.
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
Our results of operations in a given period may be impacted by price volatility in certain renewable-generated energy markets.
In connection with our sustainability goals to reduce greenhouse gas and toxic air emissions, we entered into contracts pursuant to which we have agreed to purchase renewable-generated electricity from third parties. Under these contracts, we do not take physical delivery of renewable-generated electricity. The generated electricity is instead sold by our counterparties to local grid operators at the prevailing market price and we obtain the associated non-tax renewable energy credits. The prevailing market pricing for renewable-generated electricity can be affected by factors beyond our control and is subject to significant period over period volatility. For example, renewable-generated energy output fluctuates due to climactic and other factors beyond our control and can be constrained by available transmission capacity, thereby significantly impacting pricing. Due to this potential volatility, it is possible that these contracts, or similar contracts we execute in the future, could have an impact on our results of operations in a given reporting period.
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
At least annually, the Company assesses goodwill and intangible assets for impairment. When the Company utilizes a discounted cash flow methodology to calculate the fair value of its reporting units, weak demand for a specific product line or business could result in an impairment. Accordingly, any determination requiring the write-off of a significant portion of goodwill or intangible assets could negatively impact the Company’s results of operations.
HUMAN CAPITAL RISKS
We depend on our senior management team and other skilled and experienced personnel to operate our business effectively, and the loss of any of these individuals or the failure to attract additional personnel could adversely impact our financial condition and results of operations.
We are highly dependent on the skills and experience of our senior management team and other skilled and experienced personnel. These individuals possess sales, marketing, manufacturing, logistical, financial, business strategy and administrative skills that are important to the operation of our business. We cannot assure that we will be able to retain all of our existing senior management personnel and skilled and experienced personnel. The loss of any of these individuals or an inability to attract additional personnel could prevent us from implementing our business strategy and could adversely impact our business and our future financial condition or results of operations. The current and future labor markets may impact our ability to retain these individuals. Some of our facilities experienced challenges in labor availability during 2021, and it is possible that a reduction in the availability of labor could impact operations in the future.
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
Composites

Our Composites segment operates out of 28 manufacturing facilities. We are currently expanding our operations in Fort Smith, Arkansas, and we expect this new capacity to be available in 2023. Principal manufacturing facilities for our Composites segment, all of which are owned by the Company, include the following:

Aiken, South Carolina	Jackson, Tennessee
Amarillo, Texas	Kimchon, Korea
Anderson, South Carolina	L’Ardoise, France
Apeldoorn, The Netherlands	Rio Claro, Brazil
Chambery, France	Taloja, India
Fort Smith, Arkansas	Tlaxcala, Mexico
Gous, Russia	Yuhang, China
Insulation
Our Insulation segment operates out of 42 manufacturing facilities. The Company expects to continue operations at the Santa Clara, California facility into the second half of 2022 and complete the purchase and sale transaction in the first quarter of 2023. Principal manufacturing facilities for our Insulation segment, all of which are owned by the Company, include the following:

Delmar, New York	Santa Clara, California
Edmonton, Alberta, Canada	Sedalia, Missouri
Fairburn, Georgia	Tallmadge, Ohio
Guangzhou, Guandong, China	Tessenderlo, Belgium
Joplin, Missouri	Toronto, Ontario, Canada
Kansas City, Kansas	Trzemeszno, Poland
Mexico City, Mexico	Vilnius, Lithuania
Newark, Ohio	Wabash, Indiana
Rockford, Illinois	Waxahachie, Texas
Roofing
Our Roofing segment operates out of 35 manufacturing facilities. This number separately counts multiple roofing and asphalt manufacturing facilities that are located at the same site. Principal manufacturing facilities for our Roofing segment, all of which are owned by the Company, include the following:

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The name, age and business experience during the past five years of Owens Corning’s executive officers as of January 1, 2022 are set forth below. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal. All those listed have been employees of Owens Corning during the past five years except as indicated.

Name and Age	Position*
Gina A. Beredo (47)	Executive Vice President, General Counsel and Corporate Secretary since June 2021; formerly Executive Vice President, General Counsel and Corporate Secretary of Nordson Corporation (2018); formerly Deputy General Counsel and Assistant Secretary of Nordson Corporation (2013)

Brian D. Chambers (55)	Chair, President and Chief Executive Officer since April 2020; formerly President and Chief Executive Officer (2019); formerly President and Chief Operating Officer (2018); formerly President, Roofing (2014)

Todd W. Fister (47)
President, Insulation since July 2019; formerly Vice President of Global Insulation and Strategy (2019); formerly Vice President and Managing Director for Europe Insulation and Global Foamglas® (2018); formerly Vice President and Managing Director for Foamglas® (2017); formerly Vice President of Strategic Marketing (2014)

José L. Méndez-Andino (48)
Executive Vice President, Chief Research and Development Officer since April 2021; formerly Vice President of Science and Technology for Insulation and Roofing (2019); formerly Vice President of Science and Technology for Insulation (2015)

Kenneth S. Parks (58)	Executive Vice President and Chief Financial Officer since January 2021; formerly Senior Vice President and Chief Financial Officer (2020); formerly Chief Financial Officer of Mylan N.V. (2016)

Paula J. Russell (44)	Executive Vice President, Chief Human Resources Officer since January 2021; formerly Senior Vice President, Chief Human Resources Officer (December 2019); formerly Vice President, Chief Human Resources Officer (April 2019); formerly Vice President of Total Rewards and Center of Excellence (2018); formerly Vice President of Total Rewards (2017); formerly Vice President of Human Resources, Composites (2012)

Marcio A. Sandri (58)	President, Composites since May 2018; formerly Vice President Global Strategy and Operations, Composites (2017); formerly Vice President and General Manager, Composites (2007)

Kelly J. Schmidt (56)	Vice President, Controller since April 2011

Daniel T. Smith (56)	Executive Vice President, Chief Growth Officer since January 2021; formerly Senior Vice President, Chief Growth Officer (2019); formerly Senior Vice President, Organization and Administration (2014)

Gunner S. Smith (48)	President, Roofing since August 2018, formerly Vice President of Distribution Sales for Roofing (2012)

*	Information in parentheses indicates year during the past five years in which service in position began. The last item listed for each individual represents the position held by such individual at the beginning of the five-year period.

Part II

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Owens Corning’s common stock trades on the New York Stock Exchange under the symbol “OC.”
Holders of Common Stock
The number of stockholders of record of Owens Corning’s common stock on February 11, 2022 was 69.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock during the three months ended December 31, 2021:

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
October 1-31, 2021	1,500,454	$89.89	1,500,000	3,390,255
November 1-30, 2021	1,245	93.34	—	3,390,255
December 1-31, 2021	2,951	86.49	—	3,390,255
Total	1,504,650	$89.88	1,500,000	3,390,255

*	The Company retained 4,650 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.

**
On December 3, 2020, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2020 Repurchase Authorization"). The 2020 Repurchase Authorization enabled the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased depends on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 1.5 million shares of its common stock for $135 million during the three months ended December 31, 2021 under the 2020 Repurchase Authorization. As of December 31, 2021, approximately 3.4 million shares remained available for repurchase under the 2020 Repurchase Authorization.

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)

On February 14, 2022, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the "2022 Repurchase Authorization). The 2022 Repurchase Authorization is in addition to the 2020 Repurchase Authorization (the 2020 Repurchase Authorization and collectively with the 2022 Repurchase Authorization, the "Repurchase Authorization"). The Repurchase Authorization enables the company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company's discretion.

Performance Graph
The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in Owens Corning (OC) stock, the Standard & Poor’s 500 Stock Index ("S&P 500"), and the Dow Jones U.S. Construction & Materials Index ("DJ Constr. & Mat.") on December 31, 2016, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2021. We have selected the U.S. Construction & Materials Index to include in the graph below as that index is used in an external metric to determine performance-based compensation and is utilized by the Company's investor relations function.

$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Owens Corning
S&P 500
Dow Jones US Construction & Materials Sector

Performance Graph

	2016	2017	2018	2019	2020	2021
OC	$100	$180	$87	$131	$155	$188
S&P 500	$100	$122	$116	$153	$181	$233
DJ Constr. & Mat.	$100	$116	$91	$131	$162	$242

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

GENERAL
Owens Corning is a global building and construction materials leader helping customers win in the market by providing innovative and sustainable solutions. The Company has three reporting segments: Composites, Insulation and Roofing. Through these lines of business, the Company manufactures and sells products worldwide. We maintain leading market positions in many of our major product categories.

EXECUTIVE OVERVIEW
Throughout 2021, the impact of the COVID-19 pandemic on our operations continued to wane due to the resumption of widespread economic activity and ensuing recovery in many of the markets we serve globally. Despite the market recovery, we continue to monitor the impacts the pandemic has had on our businesses such as input cost inflation, supply chain challenges and primary labor availability, and take precautions to provide a safe environment for our employees and customers. The COVID-19 pandemic initially caused an economic downturn on a global scale, the impact of which is reflected in our financial results for 2020, which serve as the basis for comparison in the paragraphs below.
Net earnings attributable to Owens Corning were $995 million in 2021, compared to a net loss attributable to Owens Corning of $383 million in 2020. The Company reported $1,448 million in earnings before interest and taxes (EBIT) in 2021 compared to a loss of $124 million in 2020. The Company generated $1,415 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) in 2021 compared to $878 million in 2020. See the Adjusted Earnings Before Interest and Taxes paragraph of MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings (loss) attributable to Owens Corning. Segment EBIT performance compared to 2020 increased $211 million in our Composites segment, increased $196 million in our Insulation segment, and increased $162 million in our Roofing segment. Within our Corporate, Other and Eliminations category, General corporate expenses and other increased by $32 million.
Cash and cash equivalents were $959 million as of December 31, 2021, compared to $717 million as of December 31, 2020, as a result of strong cash flow provided by operating activities. In 2021, the Company's operating activities provided $1,503 million of cash flow, compared to $1,135 million in 2020. The change was primarily driven by higher earnings and an increase in accounts payable and accrued liabilities, partially offset by higher inventories.
On August 19, 2021, the Company issued a make-whole call to repay the remaining portion of its outstanding 2022 senior notes, and the redemption was completed in the third quarter of 2021. The Company recognized $9 million of loss on extinguishment of debt in the third quarter of 2021 associated with these actions.
On July 28, 2021, the Company entered into a purchase and sale agreement for the Company’s Insulation site in Santa Clara, California to commercial real estate developer Panattoni for expected gross proceeds of approximately $240 million, including a non-refundable deposit of $50 million received at signing. The Company expects to continue operations at this facility into the second half of 2022 and complete the transaction in first-quarter 2023. This action is part of the Company’s on-going strategy to operate a flexible, cost-efficient manufacturing network and geographically locate its assets to better service its customers. Cumulative cash pre-tax charges associated with the transaction are expected to be in the range of $30 million to $40 million, primarily related to severance and one-time employee termination benefits, demolition costs, and other closing costs. In addition, cumulative non-cash charges are expected to be in the range of $75 million to $85 million, primarily consisting of accelerated depreciation of property, plant and equipment and derecognition of the carrying value of land, which will offset the gross proceeds at closing.

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
In 2021, the Company repurchased 6.1 million shares of the Company’s common stock for $557 million under a previously announced repurchase authorization. As of December 31, 2021, 3.4 million shares remained available for repurchase under the previously announced repurchase authorization. On February 14, 2022 the Company's Board of Directors approved an additional 10 million share repurchase authorization.

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Twelve Months Ended December 31,
	2021	2020	2019
Net sales	$8,498	$7,055	$7,160
Gross margin	$2,217	$1,610	$1,609
% of net sales	26%	23%	22%
Marketing and administrative expenses	$757	$664	$698
Goodwill impairment charge	$—	$944	$—
Other (income) expenses, net	$(69)	$58	$37
Earnings (loss) before interest and taxes	$1,448	$(124)	$753
Interest expense, net	$126	$132	$131
Loss on extinguishment of debt	$9	$—	$32
Income tax expense	$319	$129	$186
Net earnings (loss) attributable to Owens Corning	$995	$(383)	$405
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
Net sales increased $1,443 million in 2021 compared to 2020. The increase in net sales was primarily driven by higher sales volumes and higher selling prices across all three segments. Favorable customer mix in Composites and the favorable impact of translating sales denominated in foreign currencies into United States dollars also contributed to the increase.
GROSS MARGIN
Gross margin increased $607 million in 2021 compared to 2020. The increase in gross margin was driven by higher sales volumes in all three segments. The impact of higher selling prices in all three segments more than offset higher input cost inflation and higher transportation costs. The increase was also driven by favorable manufacturing performance in all three segments and the favorable comparison year-over-year to curtailment costs in our Composites and Insulation segments in 2020.
MARKETING AND ADMINISTRATIVE EXPENSES
Marketing and administrative expenses increased $93 million in 2021 compared to 2020. The increase was primarily driven by higher performance-based compensation, higher general corporate expenses as business activities returned to a more typical, post-pandemic level and higher wages.
GOODWILL IMPAIRMENT CHARGE
The Company recorded a non-cash impairment charge of $944 million in the first quarter of 2020 related to the Insulation reporting unit, which was equal to the excess of the reporting unit's carrying value over its fair value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net decreased $127 million in 2021 compared to 2020. The decrease was primarily driven by the favorable comparison year-over-year to intangible asset impairment charges of $43 million recognized in 2020. The remaining difference was driven by $27 million of higher gains on sale of precious metals, $25 million of gain on settlements from contracts to purchase and sell wind-generated electricity and the $15 million gain on sale of land in India.
INTEREST EXPENSE, NET
Interest expense, net decreased $6 million in 2021 compared to 2020. The decrease was driven by lower borrowings on the Senior Revolving Credit Facility, higher interest capitalized and the repayment of the term loan.
LOSS ON EXTINGUISHMENT OF DEBT
For the year ended December 31, 2021, the Company recognized a $9 million loss on extinguishment of debt in connection with the repayment of the remaining portion of its outstanding 2022 senior notes. During 2020, there were no extinguishments of debt.
INCOME TAX EXPENSE
Income tax expense for 2021 was $319 million compared to $129 million in 2020. The Company’s effective tax rate for 2021 was 24% on pre-tax income of $1,313 million.  The difference between the 24% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily due to U.S. state and local income tax expense, adjustments to foreign tax credits, and other discrete adjustments.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions by a range of zero to $3 million.
The Company’s effective tax rate for 2020 was (50)% on pre-tax losses of $256 million. The difference between the (50)% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to charges related to the impairment of goodwill and certain other indefinite-lived intangible assets recorded in the first quarter of 2020, which were largely non-deductible. In addition, non-cash charges were recorded related to adjustments to valuation allowances against certain deferred tax assets. The company also recorded an amortizable asset in the US related to its transfer of economic rights of its non-US based Intellectual Property to the U.S., as further discussed in the following paragraph.
In December 2020, the Company completed an intercompany restructuring that resulted in the transfer of certain intellectual property rights held by wholly owned foreign subsidiaries to the U.S. The intellectual property rights transferred to the U.S. resulted in a step-up in the tax basis for U.S. tax purposes resulting in the Company recognizing a deferred tax asset of $37 million and tax expense of $5 million for 2020. The recognized tax benefit of $37 million is amortizable for U.S. tax purposes over a fifteen-year period.
On July 20, 2020 the Internal Revenue Service (IRS) issued final regulations under IRC Section 951A permitting a taxpayer to elect to exclude from its inclusion of global intangible low-taxed income (GILTI), income subject to a high foreign effective tax rate. As a result of the final regulations, the Company recorded a net non-cash income tax benefit of $13 million in the third quarter of 2020 relating to the 2018 and 2019 tax years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Restructuring and Acquisition-Related Costs
The Company has incurred restructuring, transaction and integration costs related to acquisitions, along with restructuring costs in connection with its global cost reduction and productivity initiatives. These costs are recorded in the Corporate, Other and Eliminations category. Please refer to Note 11 of the Consolidated Financial Statements for further information on the nature of these costs.
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (Loss) (in millions):

		Twelve Months Ended December 31,
	Location	2021	2020	2019
Restructuring costs	Cost of sales	$(14)	$(26)	$(15)
Restructuring costs	Marketing and administrative expenses	(2)	—	—
Severance	Other (income) expenses, net	(11)	(13)	(13)
Other exit gains/(costs)	Other (income) expenses, net	(5)	(2)	1
Gain on sale of land in India	Other (income) expenses, net	15	—	—
Restructuring costs	Non-operating (income) expense	(2)	—	(1)
Recognition of acquisition inventory fair value step-up	Cost of sales	(1)	—	—
Total restructuring, acquisition and integration-related costs		$(20)	$(41)	$(28)

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
Adjusting (expense) income items to EBIT are shown in the table below (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Restructuring costs	$(34)	$(41)	$(28)
Gain on sale of land in India	15	—	—
Gains on sale of certain precious metals	53	26	—
Goodwill impairment charge	—	(944)	—
Intangible assets impairment charge	—	(43)	—
Recognition of acquisition inventory fair value step-up	(1)	—	—
Pension settlement losses	—	—	(43)
Environmental liability charges	—	—	(4)
Total adjusting items	$33	$(1,002)	$(75)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The reconciliation from Net earnings (loss) attributable to Owens Corning to EBIT and Adjusted EBIT is shown in the table below (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$995	$(383)	$405
Net loss attributable to noncontrolling interests	—	(2)	—
NET EARNINGS (LOSS)	995	(385)	405
Equity in net earnings of affiliates	1	—	1
Income tax expense	319	129	186
EARNINGS (LOSS) BEFORE TAXES	1,313	(256)	590
Interest expense, net	126	132	131
Loss on extinguishment of debt	9	—	32
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	1,448	(124)	753
Adjusting items from above	33	(1,002)	(75)
ADJUSTED EBIT	$1,415	$878	$828

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
Composites
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Net sales	$2,341	$1,960	$2,059
% change from prior year	19%	-5%	1%
EBIT	$376	$165	$247
EBIT as a % of net sales	16%	8%	12%
Depreciation and amortization expense	$162	$159	$154
NET SALES

Net sales in our Composites segment increased $381 million in 2021 compared to 2020. The increase was due to the favorable impact of customer mix, higher selling prices of $108 million, and higher sales volumes of 5%. The remaining improvement was driven by the favorable impact of $25 million from translating sales denominated in foreign currencies into United States Dollars and the acquisition of vliepa.
EBIT

EBIT in our Composites segment increased $211 million in 2021 compared to 2020. Higher selling prices of $108 million more than offset $74 million of input cost inflation and $28 million in higher transportation costs. The favorable year-over-year comparison to curtailments costs incurred in 2020 contributed $84 million of the improvement. The remaining increase was driven about evenly by the impact of favorable customer mix, improved manufacturing performance and higher sales volumes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
OUTLOOK
Global glass reinforcements market demand has several economic indicators including residential, non-residential construction and manufacturing production indices, as well as global wind installations. The Company anticipates continued strong market conditions, while monitoring economic factors such as high input cost inflation, supply chain uncertainties and primary labor availability. The Company will continue to focus on managing costs, capital expenditures, and working capital.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Net sales	$3,184	$2,607	$2,668
% change from prior year	22%	-2%	-2%
EBIT	$446	$250	$230
EBIT as a % of net sales	14%	10%	9%
Depreciation and amortization expense	$208	$201	$194
NET SALES

In our Insulation segment, 2021 net sales increased $577 million compared to 2020. The increase was due to higher sales volumes of approximately 12%, higher selling prices of $188 million, and the favorable impact of translating sales denominated in foreign currencies into United States dollars of $66 million.
EBIT

In our Insulation segment, EBIT increased $196 million in 2021 compared to 2020. Higher selling prices of $188 million more than offset $122 million of input cost inflation and $43 million in higher transportation costs. The impact of higher sales volumes and the $73 million benefit of fixed cost absorption on higher production volumes drove the favorable comparison year-over-year. The remaining improvement was driven by favorable manufacturing performance which was offset by higher selling, general, and administrative expenses.
OUTLOOK

The outlook for Insulation demand is driven by North American new residential construction, remodeling and repair activity, as well as commercial and industrial construction activity in the United States, Canada, Europe, Asia-Pacific and Latin America. Demand in commercial and industrial insulation markets is most closely correlated to industrial production growth and overall economic activity in the global markets we serve. Demand for residential insulation is most closely correlated to U.S. housing starts.

During the fourth quarter of 2021, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.644 million starts, which was up from 1.575 million starts in the fourth quarter of 2020.

The Company expects continued strength in both the North American new residential construction market and global commercial and industrial construction markets, while monitoring economic factors such as high input cost inflation, supply chain uncertainties and primary labor availability. The Company will continue to focus on managing costs, capital expenditures, and working capital.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Net sales	$3,209	$2,695	$2,634
% change from prior year	19%	2%	6%
EBIT	$753	$591	$455
EBIT as a % of net sales	23%	22%	17%
Depreciation and amortization expense	$59	$59	$54
NET SALES

In our Roofing segment, net sales increased $514 million in 2021 compared to 2020. The increase was driven by higher selling prices of $325 million and higher shingle and components sales volumes of approximately 8%, slightly offset by unfavorable product mix.
EBIT

In our Roofing segment, EBIT increased $162 million in 2021 compared to 2020. Higher selling prices of $325 million more than offset input cost inflation, primarily asphalt and other petroleum-based products, of $176 million and $47 million of higher transportation costs. The impact of unfavorable product and customer mix were nearly offset by favorable manufacturing performance. The impact of higher sales volumes drove the remaining year over year improvement.
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

Despite strength in the U.S. asphalt shingle market, the Company will continue to monitor economic factors such as high input cost inflation, supply chain uncertainties and primary labor availability. The Company will continue to focus on managing costs, capital expenditures, and working capital.

Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Restructuring costs	$(34)	$(41)	$(28)
Gain on sale of land in India	15	—	—
Gains on sale of certain precious metals	53	26	—
Goodwill impairment charge	—	(944)	—
Intangible assets impairment charge	—	(43)	—
Recognition of acquisition inventory fair value step-up	(1)	—	—
Pension settlement losses	—	—	(43)
Environmental liability charges	—	—	(4)
General corporate expense and other	(160)	(128)	(104)
EBIT	$(127)	$(1,130)	$(179)
Depreciation and amortization	$73	$74	$55

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT
In Corporate, Other and Eliminations, EBIT losses in 2021 were $1,003 million lower compared to 2020, primarily due to the $944 million goodwill impairment charge and $43 million of intangible assets impairment charge recorded in the first quarter of 2020. Additional details of this charge are further explained in Note 5. Gains on the sale of certain precious metals and the sale of land in India slightly offset these impairment charges.
General corporate expense and other in 2021 was $32 million higher than in 2020, driven primarily by higher performance-based compensation associated with improved Adjusted EBIT results for 2021 and higher general corporate expenses as business activities return to a more typical, post-pandemic level.
OUTLOOK
In 2022, we expect general corporate expenses to range between $160 and $170 million.

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary sources of liquidity are its balance of Cash and cash equivalents of $959 million as of December 31, 2021, its Senior Revolving Credit Facility and its Receivables Securitization Facility (each as defined below).

The Company has an $800 million senior revolving credit facility (the "Senior Revolving Credit Facility") that has been amended from time to time, which matures in July 2026.
The Company has a $280 million securitization facility (the "Receivables Securitization Facility") that has been amended from time to time, which matures in April 2024.
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	As of December 31, 2021
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
The Receivables Securitization Facility and Senior Revolving Credit Facility mature in 2024 and 2026, respectively. The Company has no significant debt maturities of senior notes before the fourth quarter of 2024. As of December 31, 2021, the Company had $3 billion of total debt and cash and cash equivalents of $959 million. The agreements governing our Senior Revolving Credit Facility and Receivables Securitization Facility contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. We were in compliance with these covenants as of December 31, 2021.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of December 31, 2021 and December 31, 2020, the Company had $156 million and $71 million, respectively, in cash and cash equivalents in certain of its foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with Accounting Standards Codification (ASC) 740 based on the laws as of enactment of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017.
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
We have no material off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or other resources.
Material Cash Requirements
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
The following discussion of material cash requirements evaluates known contractual and other obligations, but does not include amounts that are contingent on events or other factors that are uncertain or unknown at this time including legal contingencies, and uncertain tax positions among others. The amounts presented are based on various estimates, including estimates regarding the timing of payments, prevailing interest rates, the occurrence of certain events and other factors. Actual results may vary materially from the amounts discussed below.
Capital Expenditures: Our capital expenditures are primarily related to the maintenance and rebuild of our long-term assets, as well as investing in projects that support growth and innovation to further our enterprise strategy. Our capital expenditures on an accrual basis were $468 million in 2021. We expect to have capital expenditures on an accrual basis of approximately $480 million in 2022. The projected increase in capital expenditures in 2022 is primarily driven by capacity expansion in our Composites and Insulation segments. We expect that capital expenditures will be funded through cash flows from operations. See Note 2 and Note 6 of the Consolidated Financial Statements for additional information on property, plant and equipment.
Long-term debt obligations: As of December 31, 2021, total long-term debt of $3.0 billion primarily consists of various outstanding Senior Notes with scheduled maturities starting in 2024. Further discussion of the amount and timing of the future scheduled maturities of these Senior Notes can be found in Note 12 of the Consolidated Financial Statements. There were no borrowings on our Senior Revolving Credit Facility or our Receivables Securitization Facility as of December 31, 2021.
Interest on debt: We are obligated to make periodic interest payments at fixed rates, depending on the terms of the applicable debt agreements. Based on interest rates and scheduled maturities as of December 31, 2021, these interest obligations range from $113 million to $130 million annually over the next five years.
Finance lease obligations: Our finance lease obligations primarily consist of real estate and material handling equipment. As of December 31, 2021 we had a total of $116 million of minimum finance lease payments. Further discussion of the future maturities of these lease liabilities can be found in Note 8 of the Consolidated Financial Statements.
Operating lease obligations: Our operating lease obligations primarily consist of office equipment and fleet vehicles. As of December 31, 2021, we had a total of $174 million of minimum operating lease payments. Further discussion of the future maturities of these lease liabilities can be found in Note 8 of the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Purchase obligations: Purchase obligations are commitments to suppliers to purchase goods or services, and include take-or-pay arrangements, capital expenditures, and contractual commitments to purchase equipment. As of December 31, 2021, the total of these obligations was $438 million, inclusive of $280 million payable in the next 12 months. The Company did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. The Company does not believe such purchase orders will adversely affect our liquidity position.
Pension Contributions: The Company has several defined benefit pension plans. The Company made cash contributions of $21 million and $122 million to the plans during the twelve months ended December 31, 2021 and 2020, respectively. The Company expects to contribute $25 million in cash to its pension plans during 2022. Actual contributions to the plans may change as a result of several factors, including changes in laws that impact funding requirements. The ultimate cash flow impact to the Company, if any, of the pension plan liability and the timing of any such impact will depend on numerous variables, including future changes in actuarial assumptions, legislative changes to pension funding laws, and market conditions. Further discussion of the Company's defined benefit pension plans can be found in Note 13 of the Consolidated Financial Statements.
Other Strategic Uses of Cash: We have outstanding share repurchase authorizations and will evaluate and consider repurchasing shares of our common stock, as well as payments of any dividends authorized by our Board of Directors, strategic acquisitions, divestitures, joint ventures and other transactions to create stockholder value and enhance financial performance. Such transactions may require cash expenditures beyond current sources of liquidity or generated proceeds.
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
The payables associated with suppliers choosing to voluntarily participate in the Programs were presented as accounts payable within Total current liabilities on the Consolidated Balance Sheets, and totaled $226 million and $170 million as of December 31, 2021 and 2020, respectively. The amounts paid that are associated with suppliers once they chose to voluntarily participate in the Programs for the twelve months ended December 31, 2021, 2020 and 2019 were $531 million, $375 million and $344 million, respectively, with all activity related to the obligations presented within operating activities on the Consolidated Statements of Cash Flows.
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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$959	$717	$172
Net cash flow provided by operating activities	$1,503	$1,135	$1,037
Net cash flow used for investing activities	$(377)	$(205)	$(394)
Net cash flow used for financing activities	$(881)	$(358)	$(573)
Availability on the Senior Revolving Credit Facility	$796	$796	$796
Availability on the Receivables Securitization Facility	$279	$279	$278
Cash and cash equivalents: Cash and cash equivalents as of December 31, 2021 increased $242 million compared to December 31, 2020, primarily due to higher cash flow provided by operating activities.
Operating activities: In 2021, the Company generated $1,503 million of cash from operating activities compared to $1,135 million in 2020. The change in cash provided by operating activities was primarily due to higher earnings. Higher accounts payable and accrued liabilities were driven by increased production and inflation, partially offset by higher inventory levels.
Investing activities: The $172 million increase in cash used for investing activities in 2021 compared to 2020 was primarily driven by higher cash paid for property, plant and equipment and higher spending on acquisitions (See Note 7 of the Consolidated Financial Statements for further discussion of our acquisition in 2021).
Financing activities: Net cash used for financing activities in 2021 was $881 million compared to $358 million in 2020. The change year-over-year was primarily due to higher purchases on treasury stock and repayment of the remaining portion of outstanding 2022 senior notes (see Note 12 of the Consolidated Financial Statements and the Liquidity section above for further discussion of activities related to debt).
Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.

Fair Value Measurement
Please refer to Notes 1, 4, 12 and 13 of the Consolidated Financial Statements.
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

2021 Annual Goodwill Impairment Assessment

Goodwill is an intangible asset that is not subject to amortization; however, annual tests are required to be performed to determine whether impairment exists. Prior to performing the impairment testing process described in ASC 350-20, the guidance permits companies to assess qualitative factors to determine if it is more likely than not that a reporting unit’s fair value is less than its carrying value. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the step one impairment test. Events and circumstances we consider in performing the qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, and the operational stability and the overall financial performance of the reporting units. If it is more likely than not that a reporting unit’s fair value is less than or close to its carrying value, then the step one quantitative impairment test must be performed to determine if impairment is required.
When it is determined necessary for the Company to perform the quantitative impairment process for goodwill, we estimate fair values using a discounted cash flow approach from the perspective of a market participant. Significant assumptions used in the discounted cash flow approach are revenue growth rates and EBIT margins used in estimating discrete period cash flow forecasts of the reporting unit, the discount rate, and the long-term revenue growth rate and EBIT margins used in estimating the terminal business value. The cash flow forecasts of the reporting unit are based upon management’s long-term view of our markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The terminal business value is determined by applying the long-term growth rate to the latest year for which a forecast exists. As part of our goodwill quantitative testing process, the Company evaluates whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing.
Our annual test of goodwill for impairment was conducted as of October 1, 2021. The Company has elected to perform the qualitative approach on all of its reporting units: Composites, Insulation and Roofing. After evaluating and weighing all relevant events and circumstances, we concluded that it is not more likely than not that the fair value of the reporting units was less than their carrying amounts. Consequently, we did not perform a step one quantitative analysis for the reporting units and determined goodwill was not impaired for 2021.
The following table summarizes the segment allocation of recorded goodwill on our Consolidated Balance Sheet as of December 31, 2021 (in millions):

Segment	December 31, 2021	Percent of Total
Composites	$75	8%
Insulation	518	52%
Roofing	397	40%
Total goodwill	$990	100%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Annual 2021 Indefinite-lived Intangible Asset Impairment Assessment

Fair values used in testing for potential impairment of our trademarks and trade names are calculated by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation are discounted at a rate based on a market participant discount rate. Our annual test of indefinite-lived intangibles was conducted as of October 1, 2021. The fair value of each of our indefinite-lived intangible assets was in excess of its carrying value and thus, no impairment exists. The fair value of these assets substantially exceeded the carrying value as of the date of our assessment.
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
Two key assumptions that could have a significant impact on the measurement of pension liabilities and pension expense are the discount rate and the expected return on plan assets. For our largest plan, the United States plan, the discount rate used for the December 31, 2021 measurement date is based on a yield curve approach where the expected future benefit payments are matched with a yield curve derived from certain AA-rated corporate bonds.
The result supported a discount rate of 2.85% at December 31, 2021 compared to 2.50% at December 31, 2020. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the December 31, 2021 projected benefit obligation for the United States pension plan by approximately $22 million. A 25 basis point increase (decrease) in the discount rate would decrease (increase) 2022 net periodic pension cost by less than $1 million.
The expected return on plan assets in the United States was derived by taking into consideration the target plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers and plan related and investment related expenses paid from the plan trust. The Company uses the target plan asset allocation because we rebalance our portfolio to target on a quarterly basis. An asset return model was used to develop an expected range of returns on plan investments over a 20-year period, with the expected rate of return selected from a best estimate range within the total range of projected results. This process resulted in the selection of an expected return of 4.75% at the December 31, 2021 measurement date, which is used to determine net periodic pension cost for the year 2022. This assumption is consistent with the 4.75% return selected at the December 31, 2020 measurement date. A 25 basis point increase (decrease) in return on plan assets assumption would result in a respective decrease (increase) of 2022 net periodic pension cost by approximately $2 million.
The discount rate for our United States postretirement plan was selected using the same method as described for the pension plan. The result supported a discount rate of 2.70% at December 31, 2021 compared to 2.25% at December 31, 2020. A 25 basis point increase (decrease) in the discount rate would decrease (increase) the United States postretirement benefit obligation by approximately $3 million and decrease (increase) 2022 net periodic postretirement benefit cost by less than $1 million.
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
•industry and economic conditions, including but not limited to, supply chain disruptions, inflationary pressures and interest rate volatility, that affect the market and operating conditions of our customers, suppliers or lenders;
•availability and cost of energy and raw materials;
•issues related to acquisitions, divestitures and joint ventures or expansions;
•climate change, weather conditions and storm activity;
•legislation and related regulations or interpretations, in the United States or elsewhere;
•domestic and international economic and political conditions, policies or other governmental actions;
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
•price volatility in certain wind energy markets;
•foreign exchange and commodity price fluctuations;
•levels of goodwill or other indefinite-lived intangible assets;
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
Foreign Exchange Rate Risk
The Company has transactional foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company enters into various forward contracts, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments, and certain anticipated foreign currency transactions. Exposures are related to the United States Dollar primarily relative to the Brazilian Real, Chinese Yuan, European Euro, Hong Kong Dollar, Indian Rupee, and South Korean Won exchange rates. Also, there are additional exposures related to the European Euro primarily versus the Russian Ruble. These transactional risks are mitigated through the use of derivative financial instruments and balancing of cash deposits and loans. The net fair value of derivative financial instruments used to limit exposure to foreign currency risk was a liability of $7 million and a liability of $43 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the potential change in fair value for such financial instruments from an increase (decrease) of 10% in the quoted foreign currency exchange rates would be a (decrease) increase of approximately $36 million and $36 million, respectively. As of December 31, 2020, the potential change in fair value for such financial instruments from an increase (decrease) of 10% in the quoted foreign currency exchange rates would be a (decrease) increase of approximately $40 million and $37 million, respectively.
We have translation exposure resulting from translating the financial statements of foreign subsidiaries into United States Dollars. Our most significant translation exposures are the Canadian Dollar, Chinese Yuan, European Euro, Indian Rupee, and Polish Zloty in relation to the United States Dollar. The Company has hedged portions of the net investment in foreign subsidiaries against fluctuations in the European Euro through derivative financial instruments. The net fair value of these instruments was an asset of $5 million and a liability of $6 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the potential change in fair value for such financial instruments from an increase (decrease) of 10% in the quoted foreign currency exchange rates would be a (decrease) increase of approximately $24 million and $26 million, respectively.

Interest Rate Risk
The Company is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. The Company has a Senior Revolving Credit Facility, Receivables Securitization Facility, Term Loan (fully repaid in 2020), other floating rate debt and cash and cash equivalents which are exposed to floating interest rates and may impact cash flow. As of December 31, 2021, the Company had no borrowings on its Senior Revolving Credit Facility or Receivables Securitization Facility, with the balance of other floating rate debt of $6 million. As of December 31, 2020, the Company had no borrowings on its Senior Revolving Credit Facility or Receivables Securitization Facility, with the balance of other floating rate debt of $1 million. Cash and cash equivalents were $959 million and $717 million at December 31, 2021 and 2020, respectively. Based on the year-end outstanding balances on floating rate debt, a one percentage point increase (decrease) in interest rates at December 31, 2021 and 2020 would increase (decrease) our annual net interest expense by less than $1 million for each year.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
The fair market value of the Company’s senior notes are subject to interest rate risk. The following table shows how a one percentage point increase / decrease in interest rates would impact the fair market value of the senior notes:

	Senior Notes Maturity Year
As of December 31, 2021:	2022	2024	2026	2029	2030	2036	2047	2048
Increase in interest rates
Decrease in fair value	-	3%	4%	6%	7%	10%	15%	15%
Decrease in interest rates
Increase in fair value	-	3%	4%	7%	8%	11%	18%	18%

	Senior Notes Maturity Year
As of December 31, 2020:	2022	2024	2026	2029	2030	2036	2047	2048
Increase in interest rates
Decrease in fair value	2%	4%	5%	7%	8%	10%	15%	15%
Decrease in interest rates
Increase in fair value	2%	4%	5%	8%	8%	11%	19%	19%
Commodity Price Risk
The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as natural gas, and raw materials, such as asphalt and polystyrene. The Company enters into cash-settled natural gas swap contracts in certain markets to protect against changes in natural gas prices that mature within 15 months; however, no financial instruments are currently used to protect against changes in raw material costs. At December 31, 2021 and 2020, the net fair value of such swap contracts was an asset of $11 million and an asset of less than $1 million, respectively. The potential change in fair value at December 31, 2021 and 2020 resulting from an increase (decrease) of 10% in the underlying commodity prices would be an increase (decrease) of $6 million and $1 million, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Pages 53 through 101 of this filing are incorporated herein by reference.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
A report of the Company’s management on the Company’s internal control over financial reporting is contained on page 50 hereof and is incorporated here by reference. PricewaterhouseCoopers LLP’s report on the effectiveness of internal control over financial reporting is included in the Report of Independent Registered Public Accounting Firm beginning on page 51 hereof.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to directors and corporate governance will be presented in the 2022 Proxy Statement in the sections titled “Information Concerning Directors” and “Governance Information,” and such information is incorporated herein by reference.
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
Information regarding executive officer and director compensation will be presented in the 2022 Proxy Statement under the section titled “Executive Compensation,” exclusive of the subsection titled “Compensation Committee Report,” and the section titled “2021 Non-Management Director Compensation,” and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in the 2022 Proxy Statement under the sections titled "Beneficial Ownership of Shares," “Security Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information,” and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence will be presented in the 2022 Proxy Statement under the sections titled “Review of Transactions with Related Persons,” “Director Qualifications Standards” and “Director Independence,” and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services will be presented in the 2022 Proxy Statement under the sections titled “Principal Accountant Fees and Services,” and such information is incorporated herein by reference.

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

3.2
Third Amended and Restated Bylaws of Owens Corning (as adopted on July 28, 2021) (incorporated by reference to Exhibit 3.1 to Owen's Corning's Quarterly Report on Form 10-Q (Filed No. 1-33100), for the quarter ended June 30, 2021).

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

4.13	Form of 4.200% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 12, 2014).

4.14
Fifth Supplemental Indenture, dated as of August 8, 2016, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100) filed August 8, 2016).

4.15	Form of 3.400% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100) filed August 8, 2016).

4.16
Sixth Supplemental Indenture, dated as of October 3, 2016, by and among Owens Corning, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.9 to Post-Effective Amendment No. 1 to Owens Corning’s Registration Statement on Form S-3 (Registration No. 333-202011), filed June 21, 2017).

4.17
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

4.19	Form of 4.300% Senior Notes due 2047 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed June 26, 2017).

4.20
Ninth Supplemental Indenture, dated as of August 23, 2017, by and among Owens Corning, the guarantor named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.6 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended September 30, 2017).

4.21
Tenth Supplemental Indenture, dated as of January 25, 2018, by and among Owens Corning, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed January 25, 2018).

4.22	Form of 4.400% Senior Notes due 2048 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed January 25, 2018).

4.23
Eleventh Supplemental Indenture, dated as of August 12, 2019, by and among Owens Corning and BofA Securities, Inc., Citigroup Global Markets Inc., and Wells Fargo Securities, LLC as representatives of the several underwriters named therein (incorporated by reference to Exhibit 4.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed August 12, 2019).

4.24	Form of 3.950% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed August 12, 2019).

4.25
Twelfth Supplemental Indenture, dated as of May 7, 2020, by and among Owens Corning and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed May 12, 2020).

4.26	Form of 3.875% Senior Note due 2030 (incorporated by reference to Exhibit 4.2 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed May 12, 2020.

4.27
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.26 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2019).

10.1
Amended and Restated Credit Agreement, dated as of July 23, 2021, by and among Owens Corning, as borrower, the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Owens Corning's Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended September 30, 2021).

10.2
Second Amended and Restated Receivables Purchase Agreement, dated as of May 5, 2017 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed May 9, 2017).

10.3
First Amendment, dated April 12, 2018, related to the Second Amended and Restated Receivables Purchase Agreement, dated as of May 5, 2017 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2018).

10.4
Second Amendment to Second Amended and Restated Receivables Purchase Agreement, dated April 8, 2019 (incorporated by reference to Exhibit 10.1 to Owens Corning's Quarterly Report on Form 10-Q (File No. 1-133100) for the quarter ended June 30, 2019).

10.5
Third Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of April 26, 2021, by and among Owens Corning Sales, LLC, Owens Corning Receivables LLC, PNC Bank, National Association and other parties thereto (incorporated by reference to Exhibit 10.1 to Owens Corning's Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended June 30, 2021).

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

10.8
Second Amendment to Purchase and Sale Agreement, dated as of April 26, 2021, by and between Owens Corning Sales, LLC and Owens Corning Receivables, LLC (incorporated by reference to Exhibit 10.2 to Owens Corning's Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended June 30, 2021).

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

10.11	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed November 2, 2006).

10.12
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

10.14	Owens Corning 2021 Corporate Incentive Plan (incorporated by reference to Exhibit 10.16 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2020).*

10.15
Owens Corning Amended and Restated Deferred Compensation Plan, effective as of January 1, 2021 (incorporated by reference to Exhibit 10.17 to Owen's Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2020).*

10.16	Owens Corning 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 23, 2010).*

10.17	Owens Corning 2013 Stock Plan (incorporated by reference to Annex C to Owens Corning’s Proxy Statement (File No 1-33100), filed March 14, 2013).*

10.18	Owens Corning 2016 Stock Plan (incorporated by reference to Exhibit 10.39 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2016).*

10.19	Owens Corning 2019 Stock Plan (incorporated by reference to Exhibit 10.1 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2019).*

10.20	Amended and Restated Owens Corning Employee Stock Purchase Plan, (incorporated by reference to Exhibit 10.1 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed April 21, 2020).*

10.21
Form of Owens Corning 2013 Long Term Incentive Program Award Agreement for Option Award (incorporated by reference to Exhibit 10.27 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100) for the year ended December 31, 2013).*

10.22
Form of Owens Corning 2018 Long Term Incentive Program Award Agreement for Performance Share Units (incorporated by reference to Exhibit 10.2 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2018).

10.23
Form of Owens Corning 2018 Long Term Incentive Program Award Agreement for Restricted Stock (incorporated by reference to Exhibit 10.3 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100) for the quarter ended March 31, 2018).

10.24
Form of Owens Corning 2019 Long Term Incentive Program Award Agreement pursuant to the Owens Corning 2016 Stock Plan for Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 to Owens Corning's Quarterly Report on Form 10-Q (File No. 1-133100) for the quarter ended March 31, 2019).*

10.25
Form of Deferred Stock Unit Award Agreement for Directors (incorporated by reference to Exhibit 10.32 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended June 30, 2015).*

10.26
Form of Long Term Incentive Program Award Agreement for Restricted Stock Unit (incorporated by reference to Exhibit 10.33 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended June 30, 2015).*

10.27
Form of Long Term Incentive Program Award Agreement for Performance Share Unit (incorporated by reference to Exhibit 10.34 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended June 30, 2015).*

10.28
Form of Owens Corning 2020 Long Term Incentive Program Award Agreement pursuant to the Owens Corning 2019 Stock Plan for Performance Share Unit Award (incorporated by reference to Exhibit 10.30 to Owens Corning Annual Report on Form 10-K (File No. 1-33100), for the year ended December 31, 2020).*

10.29
Form of Long Term Incentive Program Award Agreement for Restricted Stock (incorporated by reference to Exhibit 10.35 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended June 30, 2015).*

10.30
Form of Owens Corning 2020 Long Term Incentive Program Award Agreement pursuant to the Owens Corning 2019 Stock Plan for Restricted Stock Unit Award (incorporated by reference to Exhibit 10.32 to Owen's Corning's Annual Report on Form 10-K (File No. 1-33100), for the year ended December 31, 2020).*

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

101
The following materials from the Annual Report on Form 10-K for Owens Corning for the period ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings (Loss); (ii) Consolidated Statements of Comprehensive Earnings (Loss); (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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
OWENS CORNING

By	/s/ Brian D. Chambers	February 16, 2022
Brian D. Chambers
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Brian D. Chambers	February 16, 2022
Brian D. Chambers,
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kenneth S. Parks	February 16, 2022
Kenneth S. Parks,
Chief Financial Officer (Principal Financial Officer)

/s/ Kelly J. Schmidt	February 16, 2022
Kelly J. Schmidt,
Vice President and Controller

/s/ Eduardo Cordeiro	February 16, 2022
Eduardo Cordeiro,
Director

/s/ Adrienne Elsner	February 16, 2022
Adrienne Elsner,
Director

/s/ Alfred E. Festa	February 16, 2022
Alfred E. Festa,
Director

/s/ Edward F. Lonergan	February 16, 2022
Edward F. Lonergan,
Director

/s/ Maryann T. Mannen	February 16, 2022
Maryann T. Mannen,
Director

/s/ Paul E. Martin	February 16, 2022
Paul E. Martin,
Director

/s/ W. Howard Morris	February 16, 2022
W. Howard Morris,
Director

/s/ Suzanne P. Nimocks	February 16, 2022
Suzanne P. Nimocks,
Director

/s/ John D. Williams	February 16, 2022
John D. Williams,
Director

Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
PricewaterhouseCoopers LLP has audited the effectiveness of the internal controls over financial reporting as of December 31, 2021 as stated in their Report of Independent Registered Public Accounting Firm on page 51 hereof.
Based on our assessment, management determined that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

/s/ Brian D. Chambers	February 16, 2022
Brian D. Chambers,
Chief Executive Officer (Principal Executive Officer)

/s/ Kenneth S. Parks	February 16, 2022
Kenneth S. Parks,
Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Owens Corning

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Owens Corning and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of earnings (loss), of comprehensive earnings (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2021 appearing under page 103 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Indefinite-Lived Intangible Asset Impairment Assessment – Trade Name

As described in Notes 1 and 5 to the consolidated financial statements, the carrying amount of the Company’s trademarks and tradenames was $1,096 million as of December 31, 2021, a portion of which related to one trade name. Management tests indefinite-lived intangible assets for impairment as of October 1st each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value below its carrying amount. Management uses the royalty relief approach to determine whether it is more likely than not that the fair value of these assets is less than its carrying amount. When applying the royalty relief approach, management performs a discounted cash flow analysis based on the value derived from owning the trade name and being relieved from paying royalty to third parties. Significant assumptions used include the discrete-period revenue growth rate, royalty rate, discount rate, and terminal value.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessment for the trade name is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the trade name; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the discrete-period revenue growth rate, royalty rate, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the review of significant assumptions used in the valuation of the trade name. These procedures also included, among others (i) testing management’s process for developing the fair value measurement of the trade name; (ii) evaluating the appropriateness of the royalty relief approach; (iii) testing the completeness and accuracy of underlying data used in the approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discrete period revenue growth rate, royalty rate, and discount rate. Evaluating management’s assumptions related to the discrete-period revenue growth rate, royalty rate, and discount rate used in estimating the fair value of the trade name involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the business associated with the trade name; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discount rate and royalty rate.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 16, 2022

We have served as the Company’s auditor since 2002.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(in millions, except per share amounts)

	Twelve Months Ended December 31,
	2021	2020	2019
NET SALES	$8,498	$7,055	$7,160
COST OF SALES	6,281	5,445	5,551
Gross margin	2,217	1,610	1,609
OPERATING EXPENSES
Marketing and administrative expenses	757	664	698
Science and technology expenses	91	82	87
Goodwill impairment charge	—	944	—
Other (income) expenses, net	(69)	58	37
Total operating expenses	779	1,748	822
OPERATING INCOME (LOSS)	1,438	(138)	787
Non-operating (income) expense	(10)	(14)	34
EARNINGS (LOSS) BEFORE INTEREST AND TAXES	1,448	(124)	753
Interest expense, net	126	132	131
Loss on extinguishment of debt	9	—	32
EARNINGS (LOSS) BEFORE TAXES	1,313	(256)	590
Income tax expense	319	129	186
Equity in net earnings of affiliates	1	—	1
NET EARNINGS (LOSS)	995	(385)	405
Net loss attributable to noncontrolling interests	—	(2)	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$995	$(383)	$405
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$9.61	$(3.53)	$3.71
Diluted	$9.54	$(3.53)	$3.68
WEIGHTED AVERAGE COMMON SHARES
Basic	103.5	108.6	109.2
Diluted	104.3	108.6	110.1

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(in millions)

	Twelve Months Ended December 31,
	2021	2020	2019
NET EARNINGS (LOSS)	$995	$(385)	$405
Other comprehensive income (loss), net of tax:
Currency translation adjustment (net of tax of $(3), $(4) and $(4), for the periods ended December 31, 2021, 2020 and 2019, respectively)	(59)	62	24
Pension and other postretirement adjustment (net of tax of $(18), $14, and $(10), for the periods ended December 31, 2021, 2020 and 2019, respectively)	54	(46)	24
Hedging adjustment (net of tax of $(4), $(3) and $1, for the periods ended December 31, 2021, 2020 and 2019, respectively)	12	6	(2)
Total other comprehensive income (loss), net of tax	7	22	46
TOTAL COMPREHENSIVE EARNINGS (LOSS)	1,002	(363)	451
Comprehensive loss attributable to noncontrolling interests	—	(2)	—
COMPREHENSIVE EARNINGS (LOSS) ATTRIBUTABLE TO OWENS CORNING	$1,002	$(361)	$451

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$959	$717
Receivables, less allowances of $9 at December 31, 2021 and $10 at December 31, 2020	939	919
Inventories	1,078	855
Other current assets	121	115
Total current assets	3,097	2,606
Property, plant and equipment, net	3,873	3,809
Operating lease right-of-use assets	158	154
Goodwill	990	989
Intangible assets, net	1,617	1,667
Deferred income taxes	31	28
Other non-current assets	249	228
TOTAL ASSETS	$10,015	$9,481
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,095	$875
Current operating lease liabilities	49	55
Other current liabilities	553	510
Total current liabilities	1,697	1,440
Long-term debt, net of current portion	2,960	3,126
Pension plan liability	77	159
Other employee benefits liability	157	171
Non-current operating lease liabilities	109	99
Deferred income taxes	376	332
Other liabilities	304	213
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,092	4,059
Accumulated earnings	2,706	1,829
Accumulated other comprehensive deficit	(581)	(588)
Cost of common stock in treasury (c)	(1,922)	(1,400)
Total Owens Corning stockholders’ equity	4,296	3,901
Noncontrolling interests	39	40
Total equity	4,335	3,941
TOTAL LIABILITIES AND EQUITY	$10,015	$9,481

(a)10 shares authorized; none issued or outstanding at December 31, 2021 and December 31, 2020
(b)400 shares authorized; 135.5 issued and 100.4 outstanding at December 31, 2021; 135.5 issued and 105.6 outstanding at December 31, 2020
(c)35.1 shares at December 31, 2021 and 29.9 shares at December 31, 2020
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2018	109.5	$1	26.0	$(1,103)	$4,028	$2,013	$(656)	$41	$4,324
Net earnings attributable to Owens Corning	—	—	—	—	—	405	—	—	405
Currency translation adjustment	—	—	—	—	—	—	24	(1)	23
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	24	—	24
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(2)	—	(2)
Issuance of common stock under share-based payment plans	0.8	—	(0.8)	34	(16)	—	—	—	18
Purchases of treasury stock	(1.3)	—	1.3	(61)	—	—	—	—	(61)
Stock-based compensation expense	—	—	—	—	39	—	—	—	39
Dividends declared (d)	—	—	—	—	—	(99)	—	—	(99)
Balance at December 31, 2019	109.0	$1	26.5	$(1,130)	$4,051	$2,319	$(610)	$40	$4,671
Net loss attributable to Owens Corning	—	—	—	—	—	(383)	—	—	(383)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Currency translation adjustment	—	—	—	—	—	—	62	3	65
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(46)	—	(46)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	6	—	6
Issuance of common stock under share-based payment plans	1.1	—	(1.1)	48	(33)	—	—	—	15
Purchases of treasury stock	(4.5)	—	4.5	(318)	—	—	—	—	(318)
Stock-based compensation expense	—	—	—	—	41	—	—	—	41
Dividends declared (d)	—	—	—	—	—	(107)	—	(1)	(108)
Balance at December 31, 2020	105.6	$1	29.9	$(1,400)	$4,059	$1,829	$(588)	$40	$3,941
Net earnings attributable to Owens Corning	—	—	—	—	—	995	—	—	995
Currency translation adjustment	—	—	—	—	—	—	(59)	(1)	(60)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	54	—	54
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	12	—	12
Issuance of common stock under share-based payment plans	1.0	—	(1.0)	48	(17)	—	—	—	31
Purchases of treasury stock	(6.2)	—	6.2	(570)	—	—	—	—	(570)
Stock-based compensation expense	—	—	—	—	50	—	—	—	50
Dividends declared (d)	—	—	—	—	—	(118)	—	—	(118)
Balance at December 31, 2021	100.4	$1	35.1	$(1,922)	$4,092	$2,706	$(581)	$39	$4,335

(a)Additional Paid in Capital (APIC)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Dividend declarations of $1.13 per share as of December 31, 2021, $0.98 per share as of December 31, 2020, and $0.90 per share as of December 31, 2019.
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Twelve Months Ended December 31,
	2021	2020	2019
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings (loss)	$995	$(385)	$405
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	502	493	457
Deferred income taxes	44	86	118
Provision for pension and other employee benefits liabilities	2	(3)	45
Stock-based compensation expense	50	41	39
Goodwill impairment charge	—	944	—
Intangible assets impairment charge	—	43	—
Loss on extinguishment of debt	9	—	32
Gains on sale of certain precious metals	(53)	(26)	—
Other adjustments to reconcile net earnings (loss) to cash provided by operating activities	9	(14)	(28)
Change in operating assets and liabilities:
Changes in receivables, net	(28)	(109)	19
Changes in inventories	(227)	189	35
Changes in accounts payable and accrued liabilities	302	25	(11)
Changes in other operating assets and liabilities	(65)	(11)	(10)
Pension fund contributions	(21)	(122)	(46)
Payments for other employee benefits liabilities	(13)	(13)	(15)
Other	(3)	(3)	(3)
Net cash flow provided by operating activities	1,503	1,135	1,037
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(416)	(307)	(447)
Derivative settlements	(4)	50	31
Proceeds from the sale of assets or affiliates	89	52	22
Investment in subsidiaries and affiliates, net of cash acquired	(42)	—	—
Other	(4)	—	—
Net cash flow used for investing activities	(377)	(205)	(394)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	—	876	2,172
Payments on senior revolving credit and receivables securitization facilities	—	(876)	(2,248)
Payments on term loan borrowing	—	(200)	(300)
Proceeds from long-term debt	—	297	445
Payments on long-term debt	(193)	—	(484)
Dividends paid	(108)	(104)	(95)
Net increase (decrease) in short-term debt	4	(19)	4
Purchases of treasury stock	(570)	(318)	(61)
Other	(14)	(14)	(6)
Net cash flow used for financing activities	(881)	(358)	(573)
Effect of exchange rate changes on cash	(3)	(27)	24
Net increase in cash, cash equivalents and restricted cash	242	545	94
Cash, cash equivalents and restricted cash at beginning of period	724	179	85
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$966	$724	$179
DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes	$244	$78	$58
Cash paid during the year for interest	$133	$135	$131

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Owens Corning, a Delaware corporation, is a global building and construction materials leader helping customers win in the market by providing innovative and sustainable solutions. The Company operates within three segments: Composites, Insulation and Roofing. Through these lines of business, Owens Corning manufactures and sells products worldwide. The Company maintains leading market positions in many of its major product categories.
General

On February 3, 2022, the Board of Directors declared a quarterly dividend of $0.35 per common share payable on April 7, 2022 to shareholders of record as of March 4, 2022.
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
Reclassifications
Certain reclassifications have been made to the 2020 and 2019 Consolidated Financial Statements and Notes to the Consolidated Financial Statements to conform to the classifications used in 2021.
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
We sell separately-priced warranties that extend certain product and workmanship coverages beyond our standard product warranty, which is described in Note 10. The up-front consideration on extended warranty contracts is deferred and recognized as revenue over time, based on the respective coverage period, ranging from 16 to 20 years. On an annual basis, we expect to recognize approximately $5 million of revenue associated with these extended warranty contracts. Additionally, in certain limited cases, we receive consideration before goods or services are transferred to the customer. These customer down payments and deposits are deferred, and typically recognized as revenue in the following quarter when we satisfy the related performance obligations.
As of December 31, 2020, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $66 million, of which $17 million was recognized as revenue throughout 2021. As of December 31, 2021, our contract liability balances totaled $76 million.
As a practical expedient, we recognize incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. We do not have any costs to obtain or fulfill a contract that are capitalized under Accounting Standards Codification (ASC) 606.
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

Marketing and Advertising Expenses
Marketing and advertising expenses are included in Marketing and administrative expenses. These costs include advertising and marketing communications, which are expensed the first time the advertisement takes place. Marketing and advertising expenses for the years ended December 31, 2021, 2020 and 2019 were $110 million, $98 million and $117 million, respectively.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash, Cash Equivalents and Restricted Cash
The Company defines cash and cash equivalents as cash and time deposits with maturities of three months or less when purchased. On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $7 million as of December 31, 2021, 2020 and 2019. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, and is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with the requirements of ASU 2016-13, "Financial Instruments - Credit Losses (Topic 236)," the allowance for credit losses is based on the Company’s assessment of the expected losses of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.
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
Investments in Affiliates
The Company accounts for investments in affiliates of 20% to 50% ownership when the Company does not have a controlling financial interest using the equity method under which the Company’s share of earnings and losses of the affiliate is reflected in earnings, and dividends are credited against the investment in affiliate when declared. Investments in affiliates are recorded in Other non-current assets on the Consolidated Balance Sheets, and as of December 31, 2021 and 2020, the total value of investments was $45 million and $51 million, respectively.

Goodwill and Other Intangible Assets
Goodwill assets are not amortized but are tested for impairment on at least an annual basis. The Company has the option to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform a quantitative test. In the current year, as part of the annual assessment, the Company elected to use the qualitative approach for all of its reporting units.
Events and circumstances we consider in performing the qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, and the operational stability and the overall financial performance of the reporting units. When it is determined necessary for the Company to perform the quantitative testing process for goodwill, the Company estimates fair values using a discounted cash flow approach from the perspective of a market participant. Significant assumptions used in the discounted cash flow approach are revenue growth rates and earnings before interest and taxes ("EBIT") margins used in estimating discrete period cash flow forecasts of the reporting unit, the discount rate, and the long-term revenue growth rate and EBIT margins used in estimating the terminal business value. The cash flow forecasts of the reporting units are based upon management’s long-term view of our markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The terminal business value is determined by applying the long-term growth rate to the latest year for which a forecast exists. As part of our goodwill quantitative testing process, we would evaluate whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets (continued)
Other indefinite-lived intangible assets are not amortized but are tested for impairment on at least an annual basis or when determined to have a finite useful life. Substantially all of the indefinite-lived intangible assets are in trademarks and trade names. The Company uses the royalty relief approach to determine whether it is more likely than not that the fair value of these assets is less than its carrying amount. This review is performed annually, or when circumstances arise which indicate there may be impairment. When applying the royalty relief approach, the Company performs a discounted cash flow analysis based on the value derived from owning these trademarks and trade names and being relieved from paying royalty to third parties. Significant assumptions used include the discrete period revenue growth rates, royalty rates, discount rates, and terminal value.
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
Please refer to Note 5 for additional disclosures related to Goodwill and Other Intangible Assets.
Emissions Rights
The Company is allotted carbon emission credit allowances ("emissions rights") from several of the governments under which it operates. These emissions rights are recorded at market value as of the date of issuance and are classified as Intangible assets on the Consolidated Balance Sheets. If the Company emits more than the allotted amounts, additional emissions rights must be purchased.
Properties and Depreciation
Property, plant and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. When assets are disposed or otherwise retired, Property, plant and equipment accounts are relieved of the cost and related accumulated depreciation and any gain or loss is included in the Consolidated Statements of Earnings (Loss).
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
The Company recognizes current tax liabilities and assets for the estimated taxes payable or refundable on the tax returns for the current year. Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis. Amounts are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In addition, realization of certain deferred tax assets is dependent upon our ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In addition, the Company estimates tax reserves to cover potential taxing authority claims for income taxes and interest attributable to audits of open tax years. Please refer to Note 19 for additional disclosures related to Income Taxes.
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

Pension and Other Postretirement Benefits
Accounting for pensions and other postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about investment returns, discount rates, inflation, mortality, turnover and medical costs. Please refer to Notes 13 and 14 for additional disclosures related to Pension Plans and Other Postretirement Benefits, respectively.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Financial Instruments (continued)

The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in Other (income) expenses, net on the Consolidated Statements of Earnings (Loss), and are substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures (which are also recorded in Other (income) expenses, net). Cash settlements for non-designated derivatives are included in the Consolidated Statements of Cash Flows in the category that is consistent with the nature of the derivative instrument, which is generally the same category as the underlying item being hedged.
Fair Value Measurements
The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximate fair value because of the short-term maturity of the instruments.
Please refer to Notes 4, 12 and 13 for fair value disclosures of derivative financial instruments, long-term debt and pension plans.
Foreign Currency
The functional currency of the Company’s subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into United States Dollars at the period-end rate of exchange, and their Statements of Earnings (Loss) and Statements of Cash Flows are converted on an ongoing basis at the monthly average rate. The resulting translation adjustment is included in AOCI in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded in Other (income) expenses, net in the Consolidated Statements of Earnings (Loss) as incurred. As discussed in the Derivative Financial Instruments section above, the Company uses non-designated foreign currency derivative financial instruments to mitigate this risk. The Company recorded foreign currency transactional gains (net of associated derivative activity) of $1 million, $6 million and $12 million during the years ended December 31, 2021, 2020, and 2019, respectively. Please refer to Note 4 for additional disclosures related to non-designated derivatives.
Related Party Transactions
In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $87 million for the year ended December 31, 2021. As of December 31, 2021, amounts due to the related party supplier were $1 million.

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
We adopted this standard in the first quarter of 2021. The adoption of this standard did not have a material impact on our Consolidated Financial Statements. Please refer to the Income Taxes paragraph above in Note 1 of the Consolidated Financial Statements for additional detail on our accounting policy.

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

Recently issued standards:
ASU 2021-10 "Government Assistance (Topic 832)"	This standard modifies the annual disclosure requirements for business entities that receive government assistance and use a grant or contribution accounting model by analogy to other account guidance.	January 1, 2022	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statements.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2.    SEGMENT INFORMATION

The Company has three reportable segments: Composites, Insulation and Roofing. Accounting policies for the segments are the same as those for the Company. The Company’s three reportable segments are defined as follows:
Composites – The Company manufactures, fabricates and sells glass reinforcements in the form of fiber. Glass reinforcement materials are also used by the Composites segment to manufacture and sell high value applications in the form of fabrics, non-wovens and other specialized products.
Insulation – Within our Insulation segment, the Company manufactures and sells thermal and acoustical batts, loosefill insulation, foam sheathing and accessories. It also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, bonded and granulated mineral wool insulation, cellular glass insulation and foam insulation used in above- and below-grade construction applications.
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

	Twelve Months Ended December 31, 2021
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$312	$1,194	$2,958	$(230)	$4,234
U.S. commercial and industrial	637	705	120	—	1,462
Total United States	949	1,899	3,078	(230)	5,696
Europe	653	718	19	(6)	1,384
Asia-Pacific	552	187	7	—	746
Rest of world	187	380	105	—	672
NET SALES	$2,341	$3,184	$3,209	$(236)	$8,498

	Twelve Months Ended December 31, 2020
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$272	$949	$2,450	$(204)	$3,467
U.S. commercial and industrial	538	603	133	—	1,274
Total United States	810	1,552	2,583	(204)	4,741
Europe	524	609	14	(1)	1,146
Asia-Pacific	495	158	11	—	664
Rest of world	131	288	87	(2)	504
NET SALES	$1,960	$2,607	$2,695	$(207)	$7,055

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
Sales to major customer - One customer, which is a customer of both the Roofing and Insulation segments, accounted for $895 million (11%) of consolidated sales in 2021. No individual customers accounted for 10% or more of consolidated sales in 2020 or 2019.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2.    SEGMENT INFORMATION (continued)

The following table summarizes EBIT by segment (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Reportable Segments
Composites	$376	$165	$247
Insulation	446	250	230
Roofing	753	591	455
Total reportable segments	1,575	1,006	932
Restructuring costs	(34)	(41)	(28)
Gain on sale of land in India	15	—	—
Gains on sale of certain precious metals	53	26	—
Goodwill impairment charge	—	(944)	—
Intangible assets impairment charge	—	(43)	—
Recognition of acquisition inventory fair value step-up	(1)	—	—
Pension settlement losses	—	—	(43)
Environmental liability charges	—	—	(4)
General corporate expense and other	(160)	(128)	(104)
Total Corporate, other and eliminations	(127)	(1,130)	(179)
EBIT	$1,448	$(124)	$753

TOTAL ASSETS AND PROPERTY, PLANT AND EQUIPMENT
The following table summarizes total assets by segment and property, plant and equipment by geographic region (in millions):

	December 31,
TOTAL ASSETS	2021	2020
Reportable Segments
Composites	$2,599	$2,426
Insulation	3,937	3,937
Roofing	1,884	1,814
Total reportable segments	8,420	8,177
Cash and cash equivalents	959	717
Noncurrent deferred income taxes	31	28
Investments in affiliates	45	51
Assets held for sale	1	5
Corporate property, plant and equipment, other assets and eliminations	559	503
CONSOLIDATED TOTAL ASSETS	$10,015	$9,481

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2.    SEGMENT INFORMATION (continued)

	December 31,
PROPERTY, PLANT AND EQUIPMENT BY GEOGRAPHIC REGION	2021	2020
United States	$2,262	$2,169
Europe	742	777
Asia-Pacific	608	594
Rest of world	261	269
TOTAL PROPERTY, PLANT AND EQUIPMENT	$3,873	$3,809

PROVISION FOR DEPRECIATION AND AMORTIZATION
The following table summarizes the provision for depreciation and amortization by segment (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Reportable Segments
Composites	$162	$159	$154
Insulation	208	201	194
Roofing	59	59	54
Total reportable segments	429	419	402
General corporate depreciation and amortization (a)	73	74	55
CONSOLIDATED PROVISION FOR DEPRECIATION AND AMORTIZATION	$502	$493	$457

(a)In 2021, 2020 and 2019, General corporate depreciation and amortization expense included $13 million, $20 million and $9 million, respectively, of accelerated depreciation related to restructuring actions further explained in Note 11 to the Consolidated Financial Statements.
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
The following table summarizes additions to property, plant and equipment on an accrual basis by segment (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Reportable Segments
Composites	$146	$105	$123
Insulation	198	132	210
Roofing	57	46	56
Total reportable segments	401	283	389
General corporate additions	67	37	62
CONSOLIDATED ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT	$468	$320	$451

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.    INVENTORIES
Inventories consist of the following (in millions):

	December 31,
	2021	2020
Finished goods	$672	$532
Materials and supplies	406	323
Total inventories	$1,078	$855

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of December 31, 2021 and 2020, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	December 31, 2021	December 31, 2020
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross currency swaps	Other current assets	$5	$5
Cross currency swaps	Other non-current assets	$1	$—
Cash flow hedges:
Natural gas forward swaps	Other current assets	$16	$2
Treasury interest rate lock	Other current assets	$11	$—
Treasury interest rate lock	Other non-current assets	$—	$4
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$1	$11
Cash flow hedges:
Natural gas forward swaps	Other current liabilities	$5	$—
Foreign exchange forward contracts	Other current liabilities	$2	$—
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1	$2
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$6	$45

Consolidated Statements of Earnings (Loss) Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (Loss) (in millions):

		Twelve Months Ended December 31,
	Location	2021	2020	2019
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of (gain) loss reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$(15)	$5	$4
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$(5)	$(8)	$(13)
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of (gain) loss recognized in earnings (b)	Other (income) expenses, net	$(41)	$41	$(35)
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Comprehensive Earnings (Loss) Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (Loss) (in millions):

		Amount of (Gain) Loss Recognized in Comprehensive Earnings (Loss)
		Twelve Months Ended December 31,
Hedging Type	Derivative Financial Instrument	2021	2020
Net investment hedge	Cross-currency swaps	$(12)	$(15)
Cash flow hedge	Natural gas forward swaps	$(10)	$(5)
Cash flow hedge	Treasury interest rate lock	$(7)	$(4)
Cash flow hedge	Foreign exchange forward contracts	$2	$—

Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of December 31, 2021, the notional amounts of these natural gas forward swaps was 6 million MMBTu (or MMBTu equivalent based on U.S. and European indices), compared with the notional amounts of 2 million MMBTu at December 31, 2020.
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
In June 2021, the Company entered into five currency forward contracts with unrelated counterparties with notional amounts totaling $23 million to mitigate against unwanted or anticipated moves in the European Euro exchange rate against the U.S. Dollar, pertaining to forecasted Euro denominated invoices for capital expenditures. The Company has designated each of the individual contracts as cash flow hedges, with the last hedge maturing no later than December 2023.
Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). The Company uses cross-currency forward contracts to hedge portions of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. As of December 31, 2021, the notional amount of these derivative financial instruments was $218 million related to the U.S Dollar and European Euro. In the second quarter of 2020, the Company unwound certain net investment hedge contracts, resulting in cash proceeds of $30 million.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of December 31, 2021, the Company had notional amounts of $772 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, European Euro, Hong Kong Dollar, Indian Rupee, and South Korean Won. In addition, the Company had notional amounts of $29 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Russian Ruble.

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
Goodwill
The changes in the net carrying amount of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Gross carrying amount at December 31, 2020	$57	$1,519	$400	$1,976
Acquisitions (see Note 7)	16	—	—	16
Additions	3	—	—	3
Foreign currency translation	(1)	(38)	(3)	(42)
Gross carrying amount at December 31, 2021	75	1,481	397	1,953

Accumulated impairment losses at December 31, 2020	—	(987)	—	(987)
Foreign currency translation	—	24	—	24
Accumulated impairment losses at December 31, 2021	—	(963)	—	(963)

Balance, net of impairment at December 31, 2021	$75	$518	$397	$990

	Composites	Insulation	Roofing	Total
Gross carrying amount at December 31, 2019	$57	$1,479	$396	$1,932
Divestiture	—	(4)	—	(4)
Foreign currency translation	—	44	4	48
Gross carrying amount at December 31, 2020	57	1,519	400	1,976

Accumulated impairment losses at December 31, 2019	—	—	—	—
Impairment charge	—	(944)	—	(944)
Foreign currency translation	—	(43)	—	(43)
Accumulated impairment losses at December 31, 2020	—	(987)	—	(987)

Balance, net of impairment at December 31, 2020	$57	$532	$400	$989

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5.    GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The annual tests performed in the fourth quarter of 2021 and 2020 resulted in no impairment of goodwill.

In the first quarter of 2020, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of a reporting unit below its carrying value. The Company’s significant share price reduction during the onset of the COVID-19 pandemic was determined to be an indicator of impairment under ASC 350. The valuation limitation from the Company’s share price decline, the narrow cushion on the Insulation reporting unit and the high level of near-term macroeconomic uncertainty caused the Company to perform an interim goodwill impairment test as of March 31, 2020 over the Insulation reporting unit.

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

Based on the results of this interim testing over the Insulation reporting unit, the Company recorded a $944 million pre-tax non-cash impairment charge in the first quarter of 2020. This charge was recorded in Goodwill impairment charge on the Consolidated Statements of Earnings (Loss), and was included in the Corporate, Other and Eliminations reporting category. Consistent with the Company’s adoption of ASU 2017-04 in the first quarter of 2020, the impairment charge was equal to the excess of the Insulation reporting unit’s carrying value over its fair value. The reduction in fair value for the Insulation reporting unit, and corresponding impairment charge, was primarily driven by an increase in the discount rate arising from higher equity risk premiums that reflected significant uncertainty surrounding the effect from the COVID-19 pandemic and a decrease in the reporting unit's forecasted near-term cash flows.

Other Intangible Assets
Other intangible assets consist of the following (in millions):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$1,096	$—	$1,096	$1,109	$—	$1,109
Customer relationships	559	(218)	341	570	(200)	370
Technology	298	(168)	130	327	(172)	155
Other (a)	53	(3)	50	36	(3)	33
Total other intangible assets	$2,006	$(389)	$1,617	$2,042	$(375)	$1,667
(a)    Other primarily includes emissions and quarry rights.
Indefinite-Lived Intangible Assets
The annual tests performed in the fourth quarter of 2021 and 2020 resulted in no impairment of indefinite-lived intangible assets.
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
Definite-Lived Intangible Assets
The Company amortizes the cost of other intangible assets over their estimated useful lives which, individually, range up to 45 years. The Company's future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets.
Amortization expense for intangible assets for the years ended December 31, 2021, 2020, and 2019 was $49 million, $48 million, and $49 million, respectively. The estimated amortization expense for intangible assets for the next five years is as follows (in millions):

Period	Amortization
2022	$45
2023	$41
2024	$38
2025	$38
2026	$36

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	December 31,
	2021	2020
Land	$219	$222
Buildings and leasehold improvements	1,265	1,241
Machinery and equipment	5,343	5,155
Construction in progress	387	292
	7,214	6,910
Accumulated depreciation	(3,341)	(3,101)
Property, plant and equipment, net	$3,873	$3,809
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 10% of total machinery and equipment as of both December 31, 2021 and December 31, 2020.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6.    PROPERTY, PLANT AND EQUIPMENT (continued)
Our production tooling needs in our Composites segment are changing in response to economic and technological factors. As a result, we exchanged certain precious metals used in production tooling for certain other precious metals to be used in production tooling. During the twelve months ended December 31, 2021, these non-cash exchanges resulted in a net increase to Machinery and equipment of $41 million and gains totaling $41 million which are included in Other (income) expenses, net on the Consolidated Statements of Earnings (Loss) and are reflected in the Corporate, Other and Eliminations reporting category. These non-cash investing activities are not included in Net cash flow used for investing activities in the Consolidated Statements of Cash Flows. We do not expect these non-cash exchanges to materially impact our current or future capital expenditure requirements or rate of depletion.
For the years ended December 31, 2021, 2020 and 2019, depreciation expense was $429 million, $429 million and $403 million, respectively, which includes depletion expense related to precious metals used in our production tooling. In 2021, 2020 and 2019, depreciation expense included $13 million, $20 million and $9 million, respectively, of accelerated depreciation related to restructuring actions further explained in Note 11 to the Consolidated Financial Statements.

7. ACQUISITIONS

On July 13, 2021, the Company acquired vliepa GmbH ("vliepa"), which specializes in the coating, printing, and finishing of nonwovens, paper, and film for the building materials industry in Europe, for $42 million, net of cash acquired. The acquisition broadens the Company’s global nonwovens portfolio to better serve European customers and accelerate growth of building and construction market applications in the region. The operating results and a preliminary purchase price allocation for vliepa have been included in the Company’s Composites segment within the Consolidated Financial Statements since the date of the acquisition. The purchase price allocation is preliminary until the Company obtains final information regarding fair values. The acquisition resulted in the recognition of $13 million in intangible assets, primarily consisting of customer relationships with an estimated weighted average life of 12 years, and $16 million in goodwill. The pro-forma effect of this acquisition on revenues and earnings was not material.

8.    LEASES
The Company leases certain equipment and facilities under both operating and finance leases expiring on various dates through 2036. The nature of these leases generally fall into the following five categories: real estate, material handling equipment, fleet vehicles, office equipment and energy equipment.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. LEASES (continued)
Balance Sheet Classification
The table below presents the lease-related assets and liabilities recorded on the balance sheet (in millions):

		December 31,
Leases	Classification on Balance Sheet	2021	2020
Assets
Operating lease assets	Operating lease right-of-use assets	$158	$154
Finance lease assets	Other non-current assets	95	73
Total lease assets		$253	$227

Liabilities
Current
Operating	Current operating lease liabilities	$49	$55
Finance	Other current liabilities	25	19
Non-Current
Operating	Non-current operating lease liabilities	109	99
Finance	Long-term debt, net of current portion	74	59
Total lease liabilities		$257	$232

Lease Costs
The table below presents lease-related costs (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Operating lease cost	$69	$71	$81
Finance lease cost
Amortization	$23	$16	$5
Interest	$4	$3	$2
Short-term lease cost	$7	$11	$10
Variable lease cost	$5	$5	$6
Cash paid for operating leases approximated operating lease expense for the years ended December 31, 2021, 2020 and 2019. Cash paid for finance leases included $23 million for financing activities and $4 million for operating activities for the year ended December 31, 2021. Cash paid for finance leases included $16 million for financing activities and $3 million for operating activities for the year ended December 31, 2020. Cash paid for finance leases included $5 million for financing activities and $2 million for operating activities for the year ended December 31, 2019.
We added $81 million and $36 million of operating lease liabilities as a result of obtaining operating lease right-of-use assets in the years ended December 31, 2021 and 2020, respectively. We added $51 million and $69 million of finance lease liabilities as a result of obtaining finance lease right-of-use assets in the years ended December 31, 2021 and 2020, respectively.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. LEASES (continued)
Other Information
The tables below present supplemental information related to leases:

	December 31,
Weighted-average remaining lease term (years)	2021	2020	2019
Operating leases	4.2	3.8	4.0
Finance leases	6.9	6.8	3.9

	December 31,
Weighted-average discount rate	2021	2020	2019
Operating leases	3.27%	3.29%	3.30%
Finance leases	3.67%	4.04%	6.29%

Maturities of Lease Liabilities
The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of December 31, 2021 (in millions):

Period	Operating Leases	Finance Leases
2022	$55	$29
2023	44	23
2024	27	16
2025	19	10
2026	12	7
2027 and beyond	17	31
Total minimum lease payments	174	116
Less: implied interest	16	17
Present value of future minimum lease payments	158	99
Less: current lease obligations	49	25
Long-term lease obligations	$109	$74

9.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following current portions of these liabilities (in millions):

	December 31,
	2021	2020
Payroll, vacation pay and incentive compensation	$232	$197
Income, property, and other non-payroll taxes	70	61
Other	251	252
Total other current liabilities	$553	$510

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	December 31,
	2021	2020
Beginning balance	$72	$64
Amounts accrued for current year	21	21
Settlements of warranty claims	(12)	(13)
Ending balance	$81	$72

11.    RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

Roofing Restructuring Actions
In December 2021, the Company took actions to restructure operations within the Roofing segment's components product line by relocating production assets from China to India which will allow the business to optimize its manufacturing network and support a tariff mitigation strategy. During 2021, the Company recorded $5 million of charges primarily related to severance and other exit costs. The Company expects to recognize $10 million of incremental charges related to these actions in 2022.

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

During 2021, the Company recorded $25 million of charges, comprised of $13 million of severance, $10 million of accelerated depreciation and $2 million of pension related charges, associated with this agreement.

2020 Insulation Restructuring Actions
During the fourth quarter of 2020, the Company took actions to avoid future capital outlays and reduce costs in its global Insulation segment, mainly through decisions to close certain manufacturing facilities in Shanghai, China and Fresno, Texas, and optimize a facility in Parainen, Finland. During 2021, the Company recorded $4 million of charges primarily related to accelerated depreciation. The Company expects to recognize an immaterial amount of incremental charges related to these actions in 2022.

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

Consolidated Statements of Earnings (Loss) Classification
The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings (Loss), which are included in our Corporate, Other and Eliminations category (in millions):

		Twelve Months Ended December 31,
Type of Cost	Location	2021	2020	2019
Accelerated depreciation	Cost of sales	$13	$20	$9
Other exit costs	Cost of sales	1	6	6
Other exit costs	Marketing and administrative expenses	2	—	—
Severance	Other (income) expenses, net	11	13	13
Other exit (gains) costs (a)	Other (income) expenses, net	(10)	2	(1)
Other exit costs	Non-operating (income) expense	2	—	1
Total restructuring costs		$19	$41	$28

(a) Other exit (gains) costs in 2021 includes a $15 million gain related to the sale of land in Thimmapur, India. Please refer to Note 11 of our 2017 Form 10-K for more information about the 2017 Cost Reduction actions. Other exit (gains) costs in 2019 includes a $6 million gain related to the sale of an idle residential fiberglass insulation facility in Canada resulting from restructuring actions taken in 2016.

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company’s restructuring activities (in millions):

	Roofing Components Restructuring Actions	Santa Clara Insulation Site	2020 Insulation Restructuring Actions	2020 Composites Restructuring Actions	Acquisition-Related Restructuring
Balance at December 31, 2020	$—	$—	$2	$2	$9
Restructuring costs (gains)	5	25	4	(1)	(2)
Payments	—	—	(2)	(1)	(3)
Accelerated depreciation and other non-cash items	(4)	(12)	(3)	—	1
Balance at December 31, 2021	$1	$13	$1	$—	$5
Cumulative charges incurred	$5	$25	$27	$12	$27

As of December 31, 2021, the remaining liability balance is comprised of $20 million of severance, inclusive of $3 million of non-current severance and $17 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.200% senior notes, net of discount and financing fees, due 2022	$—	—	$184	106%
4.200% senior notes, net of discount and financing fees, due 2024	397	107%	396	111%
3.400% senior notes, net of discount and financing fees, due 2026	397	106%	397	111%
3.950% senior notes, net of discount and financing fees, due 2029	446	110%	445	115%
3.875% senior notes, net of discount and financing fees, due 2030	297	109%	297	115%
7.000% senior notes, net of discount and financing fees, due 2036	368	141%	368	142%
4.300% senior notes, net of discount and financing fees, due 2047	589	115%	588	120%
4.400% senior notes, net of discount and financing fees, due 2048	390	118%	390	121%
Various finance leases, due through 2036 (a)	99	100%	78	100%
Other	2	n/a	2	n/a
Total long-term debt	2,985	n/a	3,145	n/a
Less – current portion (a)	25	100%	19	100%
Long-term debt, net of current portion	$2,960	n/a	$3,126	n/a

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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of December 31, 2021.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of December 31, 2021. Please refer to the Credit Facility Utilization section below for liquidity information as of December 31, 2021.
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
The RPA contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of December 31, 2021. Please refer to the Credit Facility Utilization section below for liquidity information as of December 31, 2021.
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

	Balance at December 31, 2021
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size	$800	$280
Collateral capacity limitation on availability	n/a	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279
Debt Maturities
The aggregate maturities for all outstanding long-term debt borrowings for each of the five years following December 31, 2021 and thereafter are presented in the table below (in millions). The maturities below are the aggregate par amounts of the outstanding senior notes and finance lease liabilities:

Period	Maturities
2022	$25
2023	20
2024	414
2025	8
2026	406
2027 and beyond	2,152
Total	$3,025
Short-Term Debt
At December 31, 2021 and December 31, 2020, short-term borrowings were $6 million and $1 million, respectively. The short-term borrowings for both periods consisted of various operating lines of credit. The weighted average interest rate on all short-term borrowings was approximately 1.5% and 1.1% for December 31, 2021 and December 31, 2020, respectively.

13.    PENSION PLANS

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
During 2019, the Company completed balance sheet risk mitigation actions related to certain U.S. and non-U.S. pension plans. These actions included the purchase of non-participating annuity contracts from insurance companies and the payment of lump sums to retirees, which resulted in the settlement of liabilities to affected participants. As a result of these transactions, the

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13.    PENSION PLANS (continued)

Company recognized pension settlement losses of $43 million during the twelve months ended December 31, 2019. These losses are included in Non-operating (income) expense on the Consolidated Statements of Earnings (Loss) in our Corporate, Other and Eliminations category. These transactions did not have a material effect on the plans' funded status.
The following tables provide a reconciliation of the change in the projected benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheets (in millions):

	December 31, 2021			December 31, 2020
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation
Benefit obligation at beginning of period	$910	$523	$1,433	$866	$475	$1,341
Service cost	5	6	11	5	5	10
Interest cost	22	9	31	28	10	38
Actuarial (gain) loss	(31)	(28)	(59)	83	28	111
Currency (gain) loss	—	(10)	(10)	—	18	18
Benefits paid	(67)	(19)	(86)	(71)	(16)	(87)
Plan amendments	—	(1)	(1)	—	3	3
Settlements/curtailments	—	(4)	(4)	(1)	(4)	(5)
Other	2	—	2	—	4	4
Benefit obligation at end of period	$841	$476	$1,317	$910	$523	$1,433

	December 31, 2021			December 31, 2020
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Plan Assets
Fair value of assets at beginning of period	$842	$441	$1,283	$733	$386	$1,119
Actual return on plan assets	41	12	53	80	37	117
Currency gain (loss)	—	(8)	(8)	—	14	14
Company contributions	—	21	21	101	21	122
Benefits paid	(67)	(19)	(86)	(71)	(16)	(87)
Settlements/curtailments	—	(4)	(4)	(1)	(4)	(5)
Other	—	—	—	—	3	3
Fair value of assets at end of period	$816	$443	$1,259	$842	$441	$1,283
Funded status	$(25)	$(33)	$(58)	$(68)	$(82)	$(150)

	December 31, 2021			December 31, 2020
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Amounts Recognized in the Consolidated Balance Sheets
Prepaid pension cost	$—	$21	$21	$—	$12	$12
Accrued pension cost – current	—	(2)	(2)	—	(2)	(2)
Accrued pension cost – non-current	(25)	(52)	(77)	(68)	(92)	(160)
Net amount recognized	$(25)	$(33)	$(58)	$(68)	$(82)	$(150)

Amounts Recorded in AOCI
Net actuarial loss	$(333)	$(81)	$(414)	$(381)	$(109)	$(490)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13.    PENSION PLANS (continued)

For the year ended December 31, 2021, the actuarial gain of $59 million was largely the result of increases in discount rates across all plans. In the U.S. plan, the actuarial gain was primarily driven by the increase in the discount rate. The gain was slightly offset by the unfavorable impact of updated mortality assumptions. In the Non-U.S. plans, the actuarial gain was driven by an increase in the discount rate of the U.K. and other plans, partially offset by inflation.

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

The following table presents information about the projected benefit obligation, accumulated benefit obligation (ABO) and plan assets of the Company’s pension plans (in millions):

	December 31, 2021			December 31, 2020
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Plans with PBO in excess of fair value of plan assets:
Projected benefit obligation	$841	$328	$1,169	$910	$364	$1,274
Fair value of plan assets	$816	$275	$1,091	$842	$270	$1,112
Plans with ABO in excess of fair value of plan assets:
Accumulated benefit obligation	$841	$300	$1,141	$910	$330	$1,240
Fair value of plan assets	$816	$257	$1,073	$842	$249	$1,091

Weighted-Average Assumptions Used to Determine Benefit Obligation
The following table presents weighted average assumptions used to determine benefit obligations at the measurement dates:

	December 31,
	2021	2020
United States Plans
Discount rate	2.85%	2.50%
Expected return on plan assets	4.75%	4.75%
Cash balance interest crediting rate	1.26%	0.79%
Non-United States Plans
Discount rate	2.35%	1.73%
Expected return on plan assets	3.93%	4.08%
Rate of compensation increase	3.31%	3.00%

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13.    PENSION PLANS (continued)

Components of Net Periodic Pension Cost (Income)
The following table presents the components of net periodic pension cost (income) (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Service cost	$11	$10	$10
Interest cost	31	38	47
Expected return on plan assets	(54)	(62)	(68)
Amortization of actuarial loss	16	15	15
Settlement/curtailment	—	1	44
Other	2	—	—
Net periodic pension cost	$6	$2	$48

Weighted-Average Assumptions Used to Determine Net Periodic Pension Cost
The following table presents weighted-average assumptions used to determine net periodic pension costs for the periods noted:

	Twelve Months Ended December 31,
	2021		2020		2019
United States Plans
Discount rate	2.50%		3.30%		4.25%
Expected return on plan assets	4.75%		6.50%		6.75%
Cash balance interest crediting rate	0.79%		2.66%		3.77%
Rate of compensation increase	N/A	(a)	N/A	(a)	N/A	(a)
Non-United States Plans
Discount rate	1.73%		2.24%		3.04%
Expected return on plan assets	4.08%		4.66%		4.91%
Rate of compensation increase	3.00%		3.99%		4.14%

(a)Not applicable due to changes in plan made on August 1, 2009 that were effective beginning January 1, 2010.
The expected return on plan assets assumption is derived by taking into consideration the target plan asset allocation, historical rates of return on those assets, projected future asset class returns and net outperformance of the market by active investment managers. An asset return model is used to develop an expected range of returns on plan investments over a 30 year period, with the expected rate of return selected from a best estimate range within the total range of projected results. The result is then rounded down to the nearest 25 basis points.
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

The following table summarizes the fair values and applicable fair value hierarchy levels of United States pension plan assets (in millions):

	December 31, 2021
Asset Category	Level 1	Level 2	Level 3	Total
Equities:
Domestic	$56	$—	$—	$56
Fixed income and cash equivalents:
Corporate bonds	35	328	—	363
Government debt	—	78	—	78
Total United States plan assets subject to leveling	$91	$406	$—	497

Plan assets measured at NAV:
Equities				144
Fixed income and cash equivalents				125
Absolute return strategies				50
Total United States plan assets				$816

	December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Equities:
Domestic	$53	$—	$—	$53
Fixed income and cash equivalents:
Corporate bonds	31	288	—	319
Government debt	—	68	—	68
Total United States plan assets subject to leveling	$84	$356	$—	440

Plan assets measured at NAV:
Equities				193
Fixed income and cash equivalents				157
Absolute return strategies				52
Total United States plan assets				$842

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13.    PENSION PLANS (continued)

The following table summarizes the fair values and applicable fair value hierarchy levels of non-United States pension plan assets (in millions):

	December 31, 2021
Asset Category	Level 1	Level 2	Level 3	Total
Equities	$—	$2	$—	$2
Cash and cash equivalents	—	72	—	72
Fixed income	—	10	—	10
Total non-United States plan assets subject to leveling	$—	$84	$—	84

Plan assets measured at NAV:
Equities				61
Fixed income and cash equivalents				202
Absolute return strategies and other				96
Total non-United States plan assets				$443

	December 31, 2020
Asset Category	Level 1	Level 2	Level 3	Total
Equities	$—	$2	$—	$2
Fixed income and cash equivalents:
Cash and cash equivalents	—	81	—	81
Corporate bonds	—	9	—	9
Total non-United States plan assets subject to leveling	$—	$92	$—	92

Plan assets measured at NAV:
Equities				86
Fixed income and cash equivalents				156
Absolute return strategies				107
Total non-United States plan assets				$441

Investment Strategy
The current targeted asset allocation for the United States pension plan is to have 23.5% of assets invested in equities, 70.5% in intermediate and long-term fixed income securities and 6% in absolute return strategies. Assets are rebalanced at least quarterly to conform to policy tolerances. The Company actively evaluates the reasonableness of its asset mix given changes in the projected benefit obligation and market dynamics. Our investment policy and asset mix for the non-United States pension plans varies by location and is based on projected benefit obligation and market dynamics.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13.    PENSION PLANS (continued)

Estimated Future Benefit Payments
The following table shows estimated future benefit payments from the Company’s pension plans (in millions):

Year	Estimated Benefit Payments
2022	$85
2023	$82
2024	$79
2025	$76
2026	$78
2027-2031	$367
Contributions
The Company does not expect to contribute to the U.S. pension plan during 2022. The Company expects to contribute $25 million in cash to non-U.S. plans during 2022. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements.
Defined Contribution Plans
The Company sponsors two defined contribution plans which are available to substantially all United States employees. The Company matches a percentage of employee contributions up to a maximum level and contributes up to 2% of an employee’s wages regardless of employee contributions. The Company recognized expense of $52 million, $48 million and $48 million during the years ended December 31, 2021, 2020 and 2019, respectively, related to these plans.

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
The following table provides a reconciliation of the change in the projected benefit obligation and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2021 and 2020 (in millions):

	December 31, 2021			December 31, 2020
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation
Benefit obligation at beginning of period	$163	$14	$177	$169	$14	$183
Service cost	1	—	1	1	—	1
Interest cost	3	1	4	5	1	6
Actuarial (gain) loss	(4)	(1)	(5)	—	1	1
Currency gain	—	—	—	—	(1)	(1)
Benefits paid	(12)	(1)	(13)	(12)	(1)	(13)
Benefit obligation at end of period	$151	$13	$164	$163	$14	$177
Funded status	$(151)	$(13)	$(164)	$(163)	$(14)	$(177)

Amounts Recognized in the Consolidated Balance Sheets
Accrued benefit obligation – current	$(13)	$(1)	$(14)	$(13)	$(1)	$(14)
Accrued benefit obligation – non-current	(138)	(12)	(150)	(150)	(13)	(163)
Net amount recognized	$(151)	$(13)	$(164)	$(163)	$(14)	$(177)

Amounts Recorded in AOCI
Net actuarial gain	$37	$3	$40	$41	$2	$43
Net prior service credit	1	—	1	2	—	2
Net amount recognized	$38	$3	$41	$43	$2	$45

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

The following table presents information about the accumulated postretirement benefit obligation (APBO) and plan assets of the Company's postretirement benefit plans (in millions):

	December 31, 2021			December 31, 2020
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Plans with APBO in excess of fair value of plan assets:
Accumulated postretirement benefit obligation	$151	$13	$164	$163	$14	$177
Fair value of plan assets	$—	$—	$—	$—	$—	$—

Weighted-Average Assumptions Used to Determine Benefit Obligations
The following table presents the discount rates used to determine the benefit obligations:

	December 31,
	2021	2020
United States plans	2.70%	2.25%
Non-United States plans	3.63%	3.04%

Components of Net Periodic Postretirement Benefit Cost (Income)
The following table presents the components of net periodic postretirement benefit cost (income) (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Service cost	$1	$1	$1
Interest cost	4	6	8
Amortization of prior service credit	(1)	(4)	(4)
Amortization of actuarial gain	(8)	(8)	(8)
Net periodic postretirement benefit income	$(4)	$(5)	$(3)

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost
The following table presents the discount rates used to determine net periodic postretirement benefit cost:

	Twelve Months Ended December 31,
	2021	2020	2019
United States plans	2.25%	3.10%	4.15%
Non-United States plans	3.04%	3.84%	4.59%

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
14.    POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (continued)

The following table presents health care cost trend rates used to determine net periodic postretirement benefit cost, as well as information regarding the ultimate rate and the year in which the ultimate rate is reached:

	Twelve Months Ended December 31,
	2021	2020	2019
United States plans:
Initial rate at end of year	8.10%	8.20%	6.50%
Ultimate rate	4.50%	4.50%	5.00%
Year in which ultimate rate is reached	2029	2029	2026
Non-United States plans:
Initial rate at end of year	4.25%	4.10%	5.45%
Ultimate rate	3.87%	3.90%	5.45%
Year in which ultimate rate is reached	2040	2040	2019

Estimated Future Benefit Payments
The following table shows estimated future benefit payments from the Company’s postretirement benefit plans (in millions):

Year	Estimated Benefit Payments
2022	$14
2023	$13
2024	$13
2025	$12
2026	$12
2027-2031	$53
Postemployment Benefits
The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits liability at December 31, 2021 and 2020 was $8 million and $8 million, respectively. There was less than $1 million of net periodic postemployment benefit income for the year ended December 31, 2021. The net periodic postemployment benefit (income)/expense for the years ended December 31, 2020, and 2019 were $(1) million and $1 million, respectively.

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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of December 31, 2021, the Company was involved with a total of 22 sites worldwide, including 9 Superfund and state equivalent sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning has predicted the costs of remediation reasonably estimated to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At December 31, 2021, the Company had an accrual totaling $6 million for these costs, of which the current portion is $3 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

16.    STOCK COMPENSATION
Description of the Plan

On April 18, 2019, the Company's stockholders approved the Owens Corning 2019 Stock Plan (the "2019 Stock Plan") which replaced the 2016 Stock Plan. The 2019 Stock Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards, performance stock awards and performance stock units. At December 31, 2021, the number of shares remaining available under the 2019 Stock Plan for all stock awards was 3.1 million.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16.    STOCK COMPENSATION (continued)

Total Stock-Based Compensation Expense

Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings (Loss) is as follows (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Total stock-based compensation expense	$50	$41	$39
Income tax benefit recognized on stock-based compensation expense	$14	$14	$7

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
The Company has not granted stock options since the year ended December 31, 2014. As of December 31, 2021, there was no unrecognized compensation cost related to stock options and the range of exercise prices on outstanding stock options was $37.65 — $42.16.
The following table summarizes the Company’s stock option activity in 2021:

		Weighted-Average
	Number of Options	Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, December 31, 2020	361,775	$37.77	1.50	$14
Exercised	(305,875)	37.49
Outstanding, December 31, 2021	55,900	$39.34	1.71	$3
Exercisable, December 31, 2021	55,900	$39.34	1.71	$3

The total intrinsic value of stock options exercised and the resulting tax benefits received were as follows (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Cash received upon exercise of stock option awards	$11	$2	$2
Income tax benefit received for stock option awards exercised	$4	$—	$—

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16.    STOCK COMPENSATION (continued)

The weighted average grant date fair value of RSUs granted in 2021, 2020 and 2019 was $84.03, $63.96 and $52.60, respectively.
The following table shows a summary of the Company’s RSU plans:

	Number of RSUs	Weighted- Average Fair Value
Balance at January 1, 2021	1,419,454	$54.99
Granted	370,172	84.03
Vested	(465,990)	54.44
Forfeited	(54,643)	66.61
Balance at December 31, 2021	1,268,993	$62.25
As of December 31, 2021, there was $31 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.41 years. The total grant date fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was $26 million, $27 million and $21 million, respectively.
Performance Stock Awards and Performance Stock Units
The Company has granted performance stock awards and performance stock units (collectively referred to as “PSUs”) as a part of its long-term incentive plan. All outstanding performance grants will fully settle in stock. The amount of stock ultimately distributed from the 2021, 2020 and 2019 grants is contingent on meeting internal company-based metrics or an external-based stock performance metric.
In 2021, 2020 and 2019, the Company granted both internal company-based and external-based metric PSUs.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16.    STOCK COMPENSATION (continued)

The following table provides a range of these assumptions:

	Twelve Months Ended December 31,
	2021	2020	2019
Expected volatility	42.74% — 43.67%	28.43% — 44.83%	26.67%
Risk free interest rate	0.18% — 0.24%	0.15% — 1.43%	2.45%
Expected term (in years)	2.56 — 2.90	2.31 — 2.90	2.90
Grant date fair value of units granted	$99.19 — $127.37	$68.60 — $76.58	$68.65
The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of December 31, 2021, there was $20 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.68 years. The total grant date fair value of shares vested during the years ended December 31, 2021, 2020 and 2019, was $8 million, $9 million and $14 million, respectively.
The following table shows a summary of the Company's PSU plans:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Balance as of January 1, 2021	323,361	$61.78
Granted	153,858	85.81
Vested	(143,218)	58.44
Forfeited	(24,030)	66.32
Balance as of December 31, 2021	309,971	$74.78
Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (ESPP) is a tax qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company's stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan which increased the number of shares available for issuance under the plan by 4.2 million shares. As of December 31, 2021, 3.8 million shares remain available for purchase.
Included in total stock-based compensation expense is $6 million, $6 million and $5 million of expense related to the Company's ESPP for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company had $2 million of total unrecognized compensation costs related to the ESPP. Under the outstanding ESPP as of February 15, 2022, employees have contributed $5 million to purchase shares for the current purchase period ending May 31, 2022.
The following table shows a summary of employee purchase activity under the ESPP:

	Twelve Months Ended December 31,
	2021	2020	2019
Total shares purchased by employees	289,945	366,442	393,230
Average purchase price	$66.68	$45.17	$41.33

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT
The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Twelve Months Ended December 31,
	2021	2020
Currency Translation Adjustment
Beginning balance	$(220)	$(282)
Net investment hedge amounts classified into AOCI, net of tax	9	11
(Loss) gain on foreign currency translation	(68)	51
Other comprehensive (loss) income, net of tax	(59)	62
Ending balance	$(279)	$(220)
Pension and Other Postretirement Adjustment
Beginning balance	$(372)	$(326)
Amounts reclassified from AOCI to net earnings, net of tax (a)	5	3
Amounts classified into AOCI, net of tax (b)	49	(49)
Other comprehensive income (loss), net of tax	54	(46)
Ending balance	$(318)	$(372)
Hedging Adjustment
Beginning balance	$4	$(2)
Amounts reclassified from AOCI to net earnings, net of tax (c)	(11)	4
Amounts classified into AOCI, net of tax	23	2
Other comprehensive income, net of tax	12	6
Ending balance	$16	$4
Total AOCI ending balance	$(581)	$(588)

(a)These AOCI components are included in the computation of total Pension and Other Postretirement cost and are recorded in Non-operating (income) expense. See Notes 13 and 14 for additional information.
(b)Amounts classified into AOCI, net of tax includes the impact of a pension plan remeasurement that occurred in the third quarter of 2021 related to the purchase and sale agreement for the Company's Insulation site in Santa Clara, California. See Note 11 for additional information.
(c)Amounts reclassified from (loss) gain on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Cost of sales or Interest expense, net depending on the hedged item. See Note 4 for additional information.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings (loss) per-share (in millions, except per share amounts):

	Twelve Months Ended December 31,
	2021	2020	2019
Net earnings (loss) attributable to Owens Corning	$995	$(383)	$405
Weighted-average number of shares outstanding used for basic earnings (loss) per share	103.5	108.6	109.2
Non-vested restricted and performance shares	0.8	—	0.7
Options to purchase common stock	—	—	0.2
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings (loss) per share	104.3	108.6	110.1
Earnings (loss) per common share attributable to Owens Corning common stockholders:
Basic	$9.61	$(3.53)	$3.71
Diluted	$9.54	$(3.53)	$3.68
Basic earnings (loss) per share is calculated by dividing earnings (loss) attributable to Owens Corning by the weighted-average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock.
On December 3, 2020, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “2020 Repurchase Authorization"). The 2020 Repurchase Authorization enabled the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased depends on timing, market conditions and other factors and is at the Company’s discretion. The Company repurchased 6.1 million shares of its common stock for $557 million during the year ended December 31, 2021 under the Repurchase Authorization. As of December 31, 2021, 3.4 million shares remained available for repurchase under the 2020 Repurchase Authorization.
On February 14, 2022, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the "2022 Repurchase Authorization). The 2022 Repurchase Authorization is in addition to the 2020 Repurchase Authorization (the 2020 Repurchase Authorization and collectively with the 2022 Repurchase Authorization, the "Repurchase Authorization"). The Repurchase Authorization enables the company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company's discretion.
For the year ended December 31, 2021, the number of shares used in the calculation of diluted earnings per share did not include 0.1 million non-vested performance shares due to their anti-dilutive effect. For the year ended December 31, 2020, diluted earnings per share was equal to basic earnings per share due to the net loss attributable to Owens Corning. For the year ended December 31, 2019, the Company did not have any non-vested restricted shares or non-vested performance shares that had an anti-dilutive effect on earnings per share.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.    INCOME TAXES

The following table summarizes our Earnings (loss) before taxes and Income tax expense (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Earnings (loss) before taxes:
United States	$868	$8	$315
Foreign	445	(264)	275
Total	$1,313	$(256)	$590

Income tax expense:
Current
United States	$139	$4	$(4)
State and local	27	16	11
Foreign	90	30	60
Total current	256	50	67
Deferred
United States	53	64	112
State and local	(3)	(1)	11
Foreign	13	16	(4)
Total deferred	63	79	119
Total income tax expense	$319	$129	$186
The reconciliation between the United States federal statutory rate and the Company’s effective income tax rate from continuing operations is:

	Twelve Months Ended December 31,
	2021	2020	2019
United States federal statutory rate	21%	21%	21%
State and local income taxes, net of federal tax benefit	3	(9)	3
U.S. tax expense on foreign earnings	—	(5)	1
Legislative tax rate changes	—	7	2
Foreign tax credits	(1)	2	—
Valuation allowance	—	(15)	3
Intercompany restructuring - intellectual property transfer	—	14	—
Goodwill impairment charge	—	(75)	—
Uncertain tax positions and settlements	—	2	—
Excess tax benefits related to stock compensation	—	2	—
Other, net	1	6	1
Effective tax rate	24%	(50)%	31%

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
In December 2020, the company completed an intercompany restructuring that resulted in the transfer of certain intellectual property rights, held by wholly owned foreign subsidiaries, to the U.S. The intellectual property rights transferred to the U.S. resulted in a step-up in the tax basis for U.S. tax purposes which resulted in the company recognizing a deferred tax asset of $37 million and tax expense of $5 million. The recognized tax benefit of $37 million is amortizable for U.S. tax purposes over a fifteen-year period.
On July 20, 2020 the Internal Revenue Service (IRS) issued final regulations under IRC Section 951A permitting a taxpayer to elect to exclude, from its inclusion of global intangible low-taxed income (GILTI), income subject to a high foreign effective tax rate. As a result of the final regulations, the company recorded a net non-cash income tax benefit of $13 million in the third quarter of 2020 relating to the 2018 and 2019 tax years.
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
The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the Tax Act. As of December 31, 2021, the Company has not provided for withholding or income taxes on approximately $1.5 billion of undistributed reserves of its foreign subsidiaries and affiliates as they are considered by management to be permanently reinvested. Quantification of the deferred tax liability associated with these undistributed reserves is not practicable.

The cumulative temporary differences giving rise to the deferred tax assets and liabilities are as follows (in millions):

	December 31, 2021		December 31, 2020
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Other employee benefits	$66	$—	$71	$—
Pension plans	16	—	41	—
Operating loss and tax credit carryforwards	132	—	170	—
Depreciation	—	300	—	259
Leases - right of use assets	—	34	—	33
Leases - liabilities	36	—	33	—
Amortization	—	322	—	333
Foreign tax credits	54	—	49	—
State and local taxes	—	—	—	—
Other	139	—	90	—
Subtotal	443	656	454	625
Valuation allowances	(132)	—	(133)	—
Total deferred taxes	$311	$656	$321	$625

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19.    INCOME TAXES (continued)

The following table summarizes the amount and expiration dates of our deferred tax assets related to operating loss and credit carryforwards at December 31, 2021 (in millions) (a):

	Expiration Dates	Amounts
Domestic loss and tax credit carryforwards	2022-2036	$104
Foreign loss and tax credit carryforwards (b)	2022 - Indefinite	82
Total operating loss and tax credit carryforwards		$186

(a)The use of certain of the Company's losses and credits is limited pursuant to sections 382 and 383 of the Internal Revenue Code which are triggered when a change in control occurs and are computed based upon several variable factors including the share price of the Company's common stock on the date of the change in control. A change in control is generally defined as a cumulative change of more than 50% in the ownership positions of certain stockholders during a rolling three-year period. The Company believes that these limitations will not result in a forfeiture of the carryforwards.
(b)The foreign net operating losses are related to various jurisdictions that provide for both indefinite carryforward periods and others with carryforward periods that range from the tax years 2022 to 2037.
Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured under enacted tax laws and regulations, as well as NOLs, tax credits and other carryforwards. A valuation allowance will be recorded to reduce deferred tax assets if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. To the extent the reversal of deferred tax liabilities is relied upon in our assessment of the realizability of deferred tax assets, they will reverse in the same period and jurisdiction as the temporary differences giving rise to the deferred tax assets. As of December 31, 2021, the Company had net deferred tax liabilities before valuation allowances of $213 million.
The valuation allowance of $132 million as of December 31, 2021 is related to U.S. federal foreign tax credits (FTCs) and certain state and foreign jurisdictions. The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is at least reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowance of certain foreign jurisdictions by a range of zero to $3 million. The valuation allowance of $133 million as of December 31, 2020 is related to U.S. federal FTC's and certain state and foreign jurisdictions.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
19.    INCOME TAXES (continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

	Twelve Months Ended December 31,
	2021	2020	2019
Balance at beginning of period	$76	$79	$84
Tax positions related to the current year
Gross additions	—	—	—
Tax positions related to prior years
Gross additions	1	2	1
Gross reductions	(1)	(1)	—
Settlements	(1)	(1)	(1)
Expiration of statute of limitations	(1)	(3)	(5)
Impact of currency changes	—	—	—
Balance at end of period	$74	$76	$79
If these uncertain tax benefits (UTBs) were to be recognized as of December 31, 2021, the Company’s income tax expense would decrease by about $54 million.
The Company classifies all interest and penalties as income tax expense. As of December 31, 2021, 2020 and 2019, and for the periods then ended, the Company recognized $7 million, $7 million and $8 million, respectively, in liabilities for tax related interest and penalties on its Consolidated Balance Sheets and $2 million, less than $1 million and $2 million, respectively, of interest and penalty expense on its Consolidated Statements of Earnings (Loss).

OWENS CORNING AND SUBSIDIARIES
INDEX TO CONDENSED FINANCIAL STATEMENT SCHEDULE

Number	Description	Page
II	Valuation and Qualifying Accounts and Reserves – for the years ended December 31, 2021, 2020 and 2019	103

OWENS CORNING AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
FOR THE YEAR ENDED DECEMBER 31, 2021
Allowance for doubtful accounts	$10	$1	$—	$(2)	(a)	$9
Tax valuation allowance	$133	$11	$8	$(20)		$132
FOR THE YEAR ENDED DECEMBER 31, 2020
Allowance for doubtful accounts	$11	$1	$—	$(2)	(a)	$10
Tax valuation allowance	$92	$39	$2	$—		$133
FOR THE YEAR ENDED DECEMBER 31, 2019
Allowance for doubtful accounts	$16	$2	$—	$(7)	(a)	$11
Tax valuation allowance	$78	$19	$1	$(6)		$92

(a)Uncollectible accounts written off, net of recoveries.