Form 10-Q
period 2022-03-31
Owens Corning
filed 2022-04-27
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Yes ☐           No ☑

As of April 22, 2022, 97,078,169 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,

	2022	2021
NET SALES	$2,346	$1,915
COST OF SALES	1,727	1,471
Gross margin	619	444
OPERATING EXPENSES
Marketing and administrative expenses	184	174
Science and technology expenses	23	20
Other income, net	(28)	(48)
Total operating expenses	179	146
OPERATING INCOME	440	298
Non-operating income	(2)	(3)
EARNINGS BEFORE INTEREST AND TAXES	442	301
Interest expense, net	28	33
EARNINGS BEFORE TAXES	414	268
Income tax expense	107	59
Equity in net earnings of affiliates	—	1
NET EARNINGS	307	210
Net earnings attributable to noncontrolling interests	3	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$304	$210
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$3.06	$1.99
Diluted	$3.03	$1.98
WEIGHTED AVERAGE COMMON SHARES
Basic	99.5	105.4
Diluted	100.2	106.0
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
NET EARNINGS	$307	$210
Other comprehensive income (loss), net of tax:
Currency translation adjustment (net of tax of $0 and $(1) for the three months ended March 31, 2022 and 2021, respectively)	(28)	(45)
Pension and other postretirement adjustment (net of tax of $(1) and $0 for the three months ended March 31, 2022 and 2021, respectively)	3	1
Hedging adjustment (net of tax of $(8) and $(4) for the three months ended March 31, 2022 and 2021, respectively)	24	12
Total other comprehensive loss, net of tax	(1)	(32)
COMPREHENSIVE EARNINGS	306	178
Comprehensive earnings attributable to noncontrolling interests	2	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$304	$178

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	March 31, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$748	$959
Receivables, less allowance of $11 and $9 at March 31, 2022 and December 31, 2021, respectively	1,395	939
Inventories	1,147	1,078
Other current assets	141	121
Total current assets	3,431	3,097
Property, plant and equipment, net	3,825	3,873
Operating lease right-of-use assets	182	158
Goodwill	983	990
Intangible assets	1,606	1,617
Deferred income taxes	30	31
Other non-current assets	259	249
TOTAL ASSETS	$10,316	$10,015
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,328	$1,095
Current operating lease liabilities	52	49
Other current liabilities	619	553
Total current liabilities	1,999	1,697
Long-term debt, net of current portion	2,959	2,960
Pension plan liability	72	77
Other employee benefits liability	156	157
Non-current operating lease liabilities	131	109
Deferred income taxes	376	376
Other liabilities	258	304
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,091	4,092
Accumulated earnings	2,974	2,706
Accumulated other comprehensive deficit	(581)	(581)
Cost of common stock in treasury (c)	(2,144)	(1,922)
Total Owens Corning stockholders’ equity	4,341	4,296
Noncontrolling interests	24	39
Total equity	4,365	4,335
TOTAL LIABILITIES AND EQUITY	$10,316	$10,015
(a)10 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021
(b)400 shares authorized; 135.5 issued and 98.1 outstanding at March 31, 2022; 135.5 issued and 100.4 outstanding at December 31, 2021
(c)37.4 shares at March 31, 2022 and 35.1 shares at December 31, 2021

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2021	100.4	$1	35.1	$(1,922)	$4,092	$2,706	$(581)	$39	$4,335
Net earnings attributable to Owens Corning	—	—	—	—	—	304	—	—	304
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	3	3
Currency translation adjustment	—	—	—	—	—	—	(27)	(1)	(28)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	3	—	3
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	24	—	24
Purchases of noncontrolling interest	—	—	—	—	8	—	—	(17)	(9)
Issuance of common stock under share-based payment plans	0.4	—	(0.4)	21	(21)	—	—	—	—
Purchases of treasury stock	(2.7)	—	2.7	(243)	—	—	—	—	(243)
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Dividends declared (d)	—	—	—	—	—	(36)	—	—	(36)
Balance at March 31, 2022	98.1	$1	37.4	$(2,144)	$4,091	$2,974	$(581)	$24	$4,365

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2020	105.6	$1	29.9	$(1,400)	$4,059	$1,829	$(588)	$40	$3,941
Net earnings attributable to Owens Corning	—	—	—	—	—	210	—	—	210
Currency translation adjustment	—	—	—	—	—	—	(45)	(1)	(46)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	1	—	1
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	12	—	12
Issuance of common stock under share-based payment plans	0.5	—	(0.5)	22	(15)	—	—	—	7
Purchases of treasury stock	(1.8)	—	1.8	(142)	—	—	—	—	(142)
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Dividends declared (d)	—	—	—	—	—	(28)	—	—	(28)
Balance at March 31, 2021	104.3	$1	31.2	$(1,520)	$4,056	$2,011	$(620)	$39	$3,967

(a)Additional Paid in Capital ("APIC")
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Quarterly dividend declarations of $0.35 and $0.26 per share as of March 31, 2022 and March 31, 2021, respectively

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$307	$210
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	132	119
Deferred income taxes	3	13
Provision for pension and other employee benefits liabilities	1	—
Stock-based compensation expense	12	12
Gains on sale of certain precious metals	(4)	(20)
Other adjustments to reconcile net earnings to cash provided by operating activities	26	14
Changes in operating assets and liabilities	(301)	(136)
Pension fund contribution	(1)	(1)
Payments for other employee benefits liabilities	(3)	(4)
Other	(14)	(3)
Net cash flow provided by operating activities	158	204
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(107)	(84)
Proceeds from the sale of assets or affiliates	10	—
Derivative settlements	11	(35)
Other	(2)	(2)
Net cash flow used for investing activities	(88)	(121)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Purchases of noncontrolling interest	(9)	—
Net decrease in short-term debt	(5)	—
Dividends paid	(35)	(55)
Purchases of treasury stock	(229)	(142)
Other	(7)	3
Net cash flow used for financing activities	(285)	(194)
Effect of exchange rate changes on cash	4	(1)
Net decrease in cash, cash equivalents, and restricted cash	(211)	(112)
Cash, cash equivalents and restricted cash at beginning of period	966	724
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$755	$612

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.    GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2021 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("U.S."). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). Certain reclassifications have been made to the periods presented for 2021 to conform to the classifications used in the periods presented for 2022.
Revenue Recognition

As of December 31, 2021, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $76 million, of which $13 million was recognized as revenue in the first three months of 2022. As of March 31, 2022, our contract liability balances totaled $78 million.

As of December 31, 2020, our contract liability balances totaled $66 million, of which $13 million was recognized as revenue in the first three months of 2021. As of March 31, 2021, our contract liability balances totaled $77 million.

Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $7 million as of March 31, 2022, December 31, 2021, March 31, 2021 and December 31, 2020. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

Related Party Transactions

In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $21 million and $20 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, amounts due to the related party supplier were $8 million and $1 million, respectively.

Leases

During the first quarter of 2021, the Company entered into a lease for a warehouse located near our manufacturing facility in Fort Smith, Arkansas that is expected to commence in the second quarter of 2022. The lease is for a to-be-constructed warehouse where the Company will serve as the construction agent for the landlord. At no point during the construction period will the Company control the underlying asset as defined in Accounting Standards Codification (ASC) 842 (Leases). This lease will result in finance lease right-of-use assets and corresponding lease liabilities of approximately $35 million at the time of lease commencement.

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
We are currently assessing the impact of adopting this standard will have on our Consolidated Financial Statements. The Company will adopt ASU 2021-10 for the year ending December 31, 2022 and will provide the required disclosures, if material.

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

	For the three months ended March 31, 2022
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$87	$351	$776	$(60)	$1,154
U.S. commercial and industrial	210	179	27	(3)	413
Total United States	297	530	803	(63)	1,567
Europe	205	197	6	(2)	406
Asia-Pacific	151	35	2	—	188
Rest of world	61	97	27	—	185
NET SALES	$714	$859	$838	$(65)	$2,346

	For the three months ended March 31, 2021
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$75	$263	$659	$(55)	$942
U.S. commercial and industrial	146	162	22	—	330
Total United States	221	425	681	(55)	1,272
Europe	159	153	3	—	315
Asia-Pacific	138	36	3	—	177
Rest of world	41	86	24	—	151
NET SALES	$559	$700	$711	$(55)	$1,915

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended March 31,
	2022	2021
Reportable Segments
Composites	$154	$79
Insulation	129	82
Roofing	176	156
Total reportable segments	459	317
Restructuring costs	(6)	(1)
Gain on sale of Shanghai, China facility	27	—
Gains on sale of certain precious metals	4	20
General corporate expense and other	(42)	(35)
Total corporate, other and eliminations	(17)	(16)
EBIT	$442	$301

3.    INVENTORIES
Inventories consist of the following (in millions):

	March 31, 2022	December 31, 2021
Finished goods	$715	$672
Materials and supplies	432	406
Total inventories	$1,147	$1,078

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2022 and December 31, 2021, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	March 31, 2022	December 31, 2021
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other current assets	$5	$5
Cross-currency swaps	Other non-current assets	$2	$1
Cash flow hedges:
Natural gas forward swaps	Other current assets	$35	$16
Treasury interest rate lock	Other current assets	$21	$11
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$—	$1
Cash flow hedges:
Natural gas forward swaps	Other current liabilities	$—	$5
Foreign exchange forward contracts	Other current liabilities	$1	$2
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$8	$6

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended March 31,
	Location	2022	2021
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of gain reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$(10)	$(1)
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$(1)	$(1)
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of gain recognized in earnings (b)	Other income, net	$(5)	$(20)
(a)Accumulated Other Comprehensive Earnings (Deficit) ("AOCI")
(b)Gains related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other income, net. Please refer to the "Other Derivatives" section below for additional detail.

Consolidated Statements of Comprehensive Earnings Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (in millions):

		Amount of Gain Recognized in Comprehensive Earnings
		Three Months Ended March 31,
Hedging Type	Derivative Financial Instrument	2022	2021
Net investment hedge	Cross-currency swaps	$(2)	$(5)
Cash flow hedge	Natural gas forward swaps	$(23)	$(4)
Cash flow hedge	Treasury interest rate lock	$(10)	$(15)
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of March 31, 2022, the notional amounts of these natural gas forward swaps was 8 million MMBtu (or MMBtu equivalent) based on U.S. and European indices.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

In June 2021, the Company entered into five currency forward contracts with unrelated counterparties totaling $23 million to mitigate against unwanted or anticipated moves in the European Euro exchange rate against the U.S. Dollar, pertaining to forecasted Euro denominated invoices for capital expenditures. The Company has designated each of the individual contracts as cash flow hedges, with the last hedge maturing no later than December 2023.
Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). The Company uses cross-currency forward contracts to hedge portions of the net investment in foreign subsidiaries against fluctuations in foreign exchange rates. As of March 31, 2022, the notional amount of these derivative financial instruments was $218 million related to the U.S. Dollar and European Euro.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of March 31, 2022, the Company had notional amounts of $720 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, European Euro, Hong Kong Dollar, Indian Rupee, and South Korean Won. In addition, the Company had notional amounts of $7 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Złoty.

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

No testing was deemed necessary in the first three months of 2022. The changes in the net carrying value of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Gross carrying amount at December 31, 2021	$75	$1,481	$397	$1,953
Foreign Currency Translation	(1)	(15)	(1)	(17)
Gross carrying amount at March 31, 2022	74	1,466	396	1,936

Accumulated impairment losses at December 31, 2021	—	(963)	—	(963)
Foreign Currency Translation	—	10	—	10
Accumulated impairment losses at March 31, 2022	—	(953)	—	(953)

Balance, net of impairment, at March 31, 2022	$74	$513	$396	$983
Other Intangible Assets
The Company amortizes the cost of other intangible assets over their estimated useful lives which, individually, range up to 45 years. The Company's future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets.
Other intangible assets consist of the following (in millions):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$1,091	$—	$1,091	$1,096	$—	$1,096
Customer relationships	552	(223)	329	559	(218)	341
Technology	296	(172)	124	298	(168)	130
Other (a)	66	(4)	62	53	(3)	50
Total other intangible assets	$2,005	$(399)	$1,606	$2,006	$(389)	$1,617
(a)Other primarily includes emissions and quarry rights.
Amortization expense for intangible assets for the three months ended March 31, 2022 and 2021 was $11 million and $12 million, respectively. Amortization expense for intangible assets is estimated to be $35 million for the remainder of 2022.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The estimated amortization expense for intangible assets for the next five fiscal years ended December 31 is as follows (in millions):

Period	Amortization
2023	$43
2024	$40
2025	$40
2026	$37
2027	$29

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	March 31, 2022	December 31, 2021
Land	$219	$219
Buildings and leasehold improvements	1,273	1,265
Machinery and equipment	5,362	5,343
Construction in progress	358	387
	7,212	7,214
Accumulated depreciation	(3,387)	(3,341)
Property, plant and equipment, net	$3,825	$3,873

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 10% of total machinery and equipment as of both March 31, 2022 and December 31, 2021. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of about 3% of the outstanding carrying value.

Our production tooling needs in our Composites segment are changing in response to economic and technological factors. As a result, we exchanged certain precious metals used in production tooling for certain other precious metals to be used in production tooling. During the three months ended March 31, 2022 and 2021, these non-cash exchanges resulted in a net increase to Machinery and equipment of $4 million and $20 million, respectively, and gains totaling $4 million and $20 million, respectively, which are included in Other income, net on the Consolidated Statements of Earnings and are reflected in the Corporate, Other and Eliminations reporting category. These non-cash investing activities are not included in Net cash flow used for investing activities in the Consolidated Statements of Cash Flows. We do not expect these exchanges to materially impact our current or future capital expenditure requirements or rate of depletion.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2021 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$81	$72
Amounts accrued for current year	4	5
Settlements of warranty claims	(2)	(3)
Ending balance	$83	$74

8.    RESTRUCTURING AND ACQUISITION-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions, and may incur restructuring costs in connection with its global cost reduction and productivity initiatives.

Roofing Restructuring Actions
In December 2021, the Company took actions to restructure operations within the Roofing segment's components product line by relocating production assets from China to India which will allow the business to optimize its manufacturing network and support a tariff mitigation strategy. During the first three months of 2022, the Company recorded less than $1 million of charges primarily related to accelerated depreciation and severance. The Company expects to recognize $9 million of incremental charges related to these actions in 2022.

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

During the first three months of 2022, the Company recorded $6 million of charges, primarily related to accelerated depreciation, associated with this agreement.

2020 Insulation Restructuring Actions

During the fourth quarter of 2020, the Company took actions to avoid future capital outlays and reduce costs in its global Insulation segment, mainly through decisions to close certain manufacturing facilities in Shanghai, China and Fresno, Texas, and optimize a facility in Parainen, Finland. During the first three months of 2022, the Company recorded less than $1 million of charges primarily related to accelerated depreciation. The Company does not expect to recognize significant incremental costs related to these actions.

In the first quarter of 2022, the Company recognized a gain of $27 million in Other income, net on the Consolidated Statements of Earnings, associated with the sale of the manufacturing facility in Shanghai, China.

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

Consolidated Statements of Earnings Classification

The following table presents the impact and respective location of total restructuring costs on the Consolidated Statements of Earnings, which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended March 31,
Type of cost	Location	2022	2021
Accelerated depreciation	Cost of sales	$6	$1
Other exit gains	Other income, net	(27)	—
Total restructuring (gains) costs		$(21)	$1

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activities (in millions):

	Roofing Components Restructuring Actions	Santa Clara Insulation Site	2020 Insulation Restructuring Actions	Acquisition-Related Restructuring
Balance at December 31, 2021	$1	$13	$1	$5
Restructuring costs	—	6	—	—
Payments	—	(1)	—	—
Accelerated depreciation and other non-cash items	—	(5)	—	—
Balance at March 31, 2022	$1	$13	$1	$5
Cumulative charges incurred	$5	$31	$28	$27
As of March 31, 2022, the remaining liability balance is comprised of $20 million of severance, inclusive of $1 million of non-current severance and $19 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.200% senior notes, net of discount and financing fees, due 2024	$397	102%	$397	107%
3.400% senior notes, net of discount and financing fees, due 2026	398	100%	397	106%
3.950% senior notes, net of discount and financing fees, due 2029	446	102%	446	110%
3.875% senior notes, net of discount and financing fees, due 2030	297	101%	297	109%
7.000% senior notes, net of discount and financing fees, due 2036	368	126%	368	141%
4.300% senior notes, net of discount and financing fees, due 2047	589	99%	589	115%
4.400% senior notes, net of discount and financing fees, due 2048	390	101%	390	118%
Various finance leases, due through 2036 (a)	98	100%	99	100%
Other	2	n/a	2	n/a
Total long-term debt	2,985	n/a	2,985	n/a
Less – current portion (a)	26	100%	25	100%
Long-term debt, net of current portion	$2,959	n/a	$2,960	n/a
(a)The Company determined that the book value of the above noted long-term debt instruments approximates fair value.

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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2022.
Senior Revolving Credit Facility
The Company has an $800 million senior revolving credit facility (the "Senior Revolving Credit Facility") with a maturity date in July 2026 that includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate, federal funds rate plus a spread or LIBOR plus a spread. The current agreement also includes fallback language related to a benchmark reference rate replacement, when a LIBOR transition occurs.
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of March 31, 2022. Please refer to the Credit Facility Utilization section below for liquidity information as of March 31, 2022.
Receivables Securitization Facility
The Company has a Receivables Purchase Agreement (RPA) that is accounted for as secured borrowings in accordance with ASC 860, "Accounting for Transfers and Servicing." Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $280 million RPA with certain financial institutions. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates vs. LIBOR, plus a fixed spread. The current agreement also includes fallback language related to a benchmark reference rate replacement, when a LIBOR transition occurs. The RPA has been amended from time to time, with a maturity date in April of 2024.
The RPA contains various covenants, including a maximum allowed leverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of March 31, 2022. Please refer to the Credit Facility Utilization section below for liquidity information as of March 31, 2022.
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

	Balance at March 31, 2022
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	n/a	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279
Short-Term Debt
Short-term borrowings were less than $1 million and $6 million as of March 31, 2022 and December 31, 2021, respectively. The short-term borrowings consisted of various operating lines of credit. The weighted average interest rate on all short-term borrowings was approximately 1.1% and 1.5% as of March 31, 2022 and December 31, 2021, respectively.

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
The following table provides information regarding pension expense recognized (in millions):

	Three Months Ended March 31,
	2022			2021
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$1	$2	$1	$2	$3
Interest cost	6	3	9	6	2	8
Expected return on plan assets	(9)	(4)	(13)	(9)	(5)	(14)
Amortization of actuarial loss	3	—	3	3	1	4
Net periodic pension cost	$1	$—	$1	$1	$—	$1

The Company does not expect to contribute to the U.S. pension plans during 2022. The Company expects to contribute $25 million in cash to non-U.S. plans during 2022. The Company made cash contributions of $1 million to the non-U.S. plans during the three months ended March 31, 2022.
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
The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended March 31,
	2022	2021
Components of Net Periodic Benefit Cost
Service cost	$1	$—
Interest cost	1	1
Amortization of actuarial gain	(2)	(2)
Net periodic benefit income	$—	$(1)

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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of March 31, 2022, the Company was involved with a total of 22 sites worldwide, including 9 Superfund and state equivalent sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning reasonably estimates the costs of remediation to be paid over a period of years. The Company accrues an amount on an undiscounted basis, consistent with the reasonable estimates of these costs when it is probable that a liability has been incurred. Actual cost may differ from these estimates for the reasons mentioned above. At March 31, 2022, the Company had an accrual totaling $6 million for these costs, of which the current portion is $3 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12.    STOCK COMPENSATION

Description of the Plan

On April 18, 2019, the Company’s stockholders approved the Owens Corning 2019 Stock Plan (the “2019 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance share awards. At March 31, 2022, the number of shares remaining available under the 2019 Stock Plan for all stock awards was approximately 2.7 million.

Prior to 2019, employees were eligible to receive stock awards under the Owens Corning 2016 Stock Plan and the Owens Corning 2013 Stock Plan.

Total Stock-Based Compensation Expense

Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Total stock-based compensation expense	$12	$12

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
The Company has not granted stock options since the year ended December 31, 2014. As of March 31, 2022, there was no unrecognized compensation cost related to stock options and the range of exercise prices on outstanding stock options was $37.65 - $42.16.
The following table summarizes the Company’s stock option activity:

		Weighted-Average
	Number of Options	Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, December 31, 2021	55,900	$39.34	1.71	$3
Exercised	(4,800)	41.03
Outstanding, March 31, 2022	51,100	$39.19	1.51	$3
Exercisable, March 31, 2022	51,100	$39.19	1.51	$3

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    STOCK COMPENSATION (continued)

Restricted Stock Units
The Company has granted restricted stock units (RSUs) under its stockholder approved stock plans. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three or four years. The Stock Plan allows alternate vesting schedules for death, disability, and retirement. The weighted average grant date fair value of RSUs granted in 2022 was $91.48.
The following table summarizes the Company’s RSU plans:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2021	1,268,993	$62.25
Granted	313,715	91.48
Vested	(293,795)	68.03
Forfeited	(20,310)	71.19
Balance at March 31, 2022	1,268,603	$67.94
As of March 31, 2022, there was $51 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.63 years. The total grant date fair value of shares vested during the three months ended March 31, 2022 and 2021 was $20 million and $19 million, respectively.
Performance Share Units
The Company has granted performance share units (PSUs) as a part of its long-term incentive plan. All outstanding performance grants will fully settle in stock. The amount of stock ultimately distributed from all performance shares is contingent on meeting internal company-based metrics or an external-based stock performance metric.
In the three months ended March 31, 2022, the Company granted both internal company-based and external-based metric PSUs.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    STOCK COMPENSATION (continued)

The following table provides a summary of the assumptions for units granted in 2022:

Expected volatility	41.65%
Risk free interest rate	1.36%
Expected term (in years)	2.91
Grant date fair value of units granted	$122.69
The risk-free interest rate was based on zero coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of March 31, 2022, there was $31 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.07 years.
The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2021	309,971	$74.78
Granted	146,784	98.94
Forfeited	(5,123)	81.39
Balance at March 31, 2022	451,632	$82.54

Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (ESPP) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company's stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan which increased the number of shares available for issuance under the plan by 4.2 million shares. As of March 31, 2022, 3.8 million shares remain available for purchase.
Included in total stock-based compensation expense is $1 million of expense related to the Company's ESPP recognized during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company recognized expense of $1 million related to the Company's ESPP. As of March 31, 2022, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net earnings attributable to Owens Corning	$304	$210
Weighted-average number of shares outstanding used for basic earnings per share	99.5	105.4
Non-vested restricted and performance shares	0.7	0.5
Options to purchase common stock	—	0.1
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	100.2	106.0
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$3.06	$1.99
Diluted	$3.03	$1.98
For the three months ended March 31, 2022, there were no non-vested restricted or performance shares that had an anti-dilutive effect on earnings per share. For the three months ended March 31, 2021, there were no non-vested restricted or performance shares that had an anti-dilutive effect on earnings per share.
On February 14, 2022, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the "2022 Repurchase Authorization"). The 2022 Repurchase Authorization is in addition to the share buy-back program announced December 3, 2020 (the "2020 Repurchase Authorization" and, collectively with the 2022 Repurchase Authorization, the "Repurchase Authorization"). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company's discretion. The Company repurchased 2.5 million shares of its common stock for $229 million during the three months ended March 31, 2022, under the Repurchase Authorization. As of March 31, 2022, 10.9 million shares remain available for repurchase under the Repurchase Authorization.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Income tax expense	$107	$59
Effective tax rate	26%	22%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2022 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, foreign rate differential and other discrete adjustments.

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2021 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, adjustments to valuation allowances against certain deferred tax assets, excess tax benefits related to stock compensation, and other discrete adjustments.

The Company continues its current practice of asserting indefinite reinvestment in accordance with ASC 740 by applying current US and foreign tax legislation.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended March 31,

	2022	2021
Currency Translation Adjustment
Beginning balance	$(279)	$(220)
Net investment hedge amounts classified into AOCI, net of tax	2	4
Loss on foreign currency translation	(29)	(49)
Other comprehensive loss, net of tax	(27)	(45)
Ending balance	$(306)	$(265)
Pension and Other Postretirement Adjustment
Beginning balance	$(318)	$(372)
Amounts reclassified from AOCI to net earnings, net of tax (a)	1	2
Amounts classified into AOCI, net of tax	2	(1)
Other comprehensive income, net of tax	3	1
Ending balance	$(315)	$(371)
Hedging Adjustment
Beginning balance	$16	$4
Amounts reclassified from AOCI to net earnings, net of tax (b)	(8)	(1)
Amounts classified into AOCI, net of tax	32	13
Other comprehensive income, net of tax	24	12
Ending balance	$40	$16
Total AOCI ending balance	$(581)	$(620)

(a)These AOCI components are included in the computation of total Pension and Other postretirement expense and are recorded in Non-operating income. See Note 10 for additional information.
(b)Amounts reclassified from (loss) gain on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Cost of sales or Interest expense, net depending on the hedged item. See Note 4 for additional information.

16.    SUBSEQUENT EVENTS

In April 2022, Owens Corning signed an agreement with JR Plastics Corporation to acquire WearDeck®, a premium producer of composite weather-resistant decking for commercial and residential applications. The transaction is subject to regulatory approvals and other customary conditions, and is anticipated to close by the end of the second quarter of 2022.

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
EXECUTIVE OVERVIEW
As the Russian invasion of Ukraine evolves, we are closely monitoring the potential impact on our businesses and our people. We believe that we have taken the necessary steps to ensure compliance with applicable regulatory restrictions on international trade and financial transactions associated with our Russian businesses. In late March, we announced our intent to exit Russia through a transfer or sale of our facilities. We are working to expedite our exit, while remaining committed to the safety and security of our employees in the region. Net sales from our Russian operations and its associated assets represent approximately 1% of annual consolidated net sales and consolidated assets, respectively.
Net earnings attributable to Owens Corning were $304 million in the first quarter of 2022, compared to $210 million in the same period of 2021. The Company reported $442 million in earnings before interest and taxes (EBIT) for the first quarter of 2022 compared to $301 million in the same period of 2021. The Company generated $417 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the first quarter of 2022 compared to $282 million in the same period of 2021. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. First quarter of 2022 EBIT performance compared to the same period of 2021 increased $75 million, $47 million, and $20 million in our Composites, Insulation, and Roofing segments, respectively. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $7 million.
Cash and cash equivalents were $748 million as of March 31, 2022, compared to $605 million as of March 31, 2021, as a result of higher earnings. In the three months ended March 31, 2022, the Company's operating activities provided $158 million of cash flow, compared to $204 million in the same period in 2021. The change was primarily driven by a larger increase in operating assets and liabilities, mainly from higher receivables, in 2022 compared to the same period of 2021.
In April 2022, Owens Corning signed an agreement with JR Plastics Corporation to acquire WearDeck®, a premium producer of composite weather-resistant decking for commercial and residential applications. The transaction is subject to regulatory approvals and other customary conditions, and is anticipated to close by the end of the second quarter of 2022.
On February 14, 2022, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the "2022 Repurchase Authorization"). The 2022 Repurchase Authorization is in addition to the 2020 Repurchase Authorization (the "2020 Repurchase Authorization" and, collectively with the 2022 Repurchase Authorization, the "Repurchase Authorization").

The Company repurchased 2.5 million shares of its common stock for $229 million in the first quarter of 2022 under the Repurchase Authorization. As of March 31, 2022, 10.9 million shares remained available for repurchase under the Repurchase Authorization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended March 31,
	2022	2021
Net sales	$2,346	$1,915
Gross margin	$619	$444
% of net sales	26%	23%
Marketing and administrative expenses	$184	$174
Other income, net	$(28)	$(48)
Earnings before interest and taxes	$442	$301
Interest expense, net	$28	$33
Income tax expense	$107	$59
Net earnings attributable to Owens Corning	$304	$210
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the first quarter 2022, net sales increased $431 million compared to the same period in 2021 primarily driven by the impact of higher selling prices in all three segments. Higher sales volumes in our Insulation segment and favorable customer mix in our Composites and Insulation segments were partially offset by the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.
GROSS MARGIN
In the first quarter 2022, gross margin increased $175 million compared to the same period in 2021 driven by higher selling prices, partially offset by higher input cost inflation and transportation costs in all three segments.
MARKETING AND ADMINISTRATIVE EXPENSES
In the first quarter 2022, marketing and administrative expenses increased $10 million compared to the same period in 2021 driven primarily by higher general corporate expenses as business activities return to a more typical, post-pandemic level.
OTHER INCOME, NET
In the first quarter 2022, other income, net decreased $20 million compared to the same period in 2021. The decrease was driven primarily by $16 million of lower gains on sale of certain precious metals. The $27 million gain on sale of the Shanghai, China facility was offset by the comparison year-over-year to the $27 million of gains on settlements from contracts to purchase and sell wind-generated electricity in the same period in 2021.
INTEREST EXPENSE, NET
In the first quarter 2022, interest expense, net, decreased $5 million compared to the same period in 2021. The decrease was driven by an increase in interest income earned on cash balances and lower long-term debt balances.
INCOME TAX EXPENSE
Income tax expense for the three months ended March 31, 2022 was $107 million. For the first quarter of 2022, the Company's effective tax rate was 26%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2022 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, foreign rate differential and other discrete adjustments.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is not reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions.

Income tax expense for the three months ended March 31, 2021 was $59 million. For the first quarter of 2021, the Company's effective tax rate was 22%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2021 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, adjustments to valuation allowances against certain deferred tax assets, excess tax benefits related to stock compensation, and other discrete adjustments.

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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended March 31,
	Location	2022	2021
Restructuring costs	Cost of sales	$(6)	$(1)
Gain on sale of Shanghai, China facility	Other income, net	27	—
Total restructuring, acquisition and integration-related costs		$21	$(1)

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended March 31,
	2022	2021
Restructuring costs	$(6)	$(1)
Gain on sale of Shanghai, China facility	27	$—
Gains on sale of certain precious metals	4	20
Total adjusting items	$25	$19

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from Net earnings attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended March 31,
	2022	2021
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$304	$210
Net earnings attributable to noncontrolling interests	3	—
NET EARNINGS	307	210
Equity in net earnings of affiliates	—	1
Income tax expense	107	59
EARNINGS BEFORE TAXES	414	268
Interest expense, net	28	33
EARNINGS BEFORE INTEREST AND TAXES	442	301
Adjusting items from above	25	19
ADJUSTED EBIT	$417	$282

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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended March 31,
	2022	2021
Net sales	$714	$559
% change from prior year	28%	13%
EBIT	$154	$79
EBIT as a % of net sales	22%	14%
Depreciation and amortization expense	$43	$38

NET SALES

In our Composites segment, net sales in the first quarter of 2022 increased $155 million compared to the same period in 2021. The increase was primarily driven by higher selling prices of $130 million. Favorable customer mix of $28 million and our acquisition of vliepa GmbH in July 2021 was partially offset by the $16 million unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

EBIT

In our Composites segment, EBIT in the first quarter of 2022 increased $75 million compared to the same period in 2021. Higher selling prices of $130 million, improved production leverage, and favorable customer mix more than offset $53 million of input cost inflation and $10 million in higher transportation costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OUTLOOK

Global glass reinforcements market demand has several economic indicators including residential, non-residential construction and manufacturing production indices, as well as global wind installations. The Company anticipates continued strong market conditions, input cost inflation, supply chain uncertainties and primary labor availability. The Russian invasion of Ukraine is creating uncertainty in global markets and putting further pressure on already-fragile global supply chains. The Company is closely monitoring the evolving situation and remains focused on managing costs, capital expenditures, and working capital.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended March 31,
	2022	2021
Net sales	$859	$700
% change from prior year	23%	16%
EBIT	$129	$82
EBIT as a % of net sales	15%	12%
Depreciation and amortization expense	$53	$51

NET SALES

In our Insulation segment, net sales in the first quarter of 2022 increased $159 million compared to the same period in 2021. The increase was primarily driven by higher selling prices of $117 million. Higher sales volumes of approximately 5% and favorable customer mix were partially offset by $15 million unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

EBIT

In our Insulation segment, EBIT in the first quarter of 2022 increased $47 million compared to the same period in 2021. Higher selling prices of $117 million, higher sales volumes and favorable customer mix more than offset $75 million of input cost inflation and $14 million in higher transportation costs.

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
During the first quarter of 2022, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.753 million, up from an annual average of approximately 1.613 million starts in the first quarter of 2021.

The Company expects continued strength in both the North American new residential construction market and global commercial and industrial construction markets, while monitoring economic factors such as input cost inflation, supply chain uncertainties and primary labor availability. The Russian invasion of Ukraine is creating uncertainty in global markets and putting further pressure on already-fragile global supply chains. The Company is closely monitoring the evolving situation and remains focused on managing costs, capital expenditures, and working capital.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended March 31,
	2022	2021
Net sales	$838	$711
% change from prior year	18%	28%
EBIT	$176	$156
EBIT as a % of net sales	21%	22%
Depreciation and amortization expense	$14	$15

NET SALES

In our Roofing segment, net sales in the first quarter of 2022 increased $127 million compared to the same period in 2021. The increase was driven by higher selling prices of $120 million and higher-third party asphalt sales.
EBIT

In our Roofing segment, EBIT in the first quarter of 2022 increased $20 million compared to the same period in 2021. Higher selling prices of $120 million more than offset input cost inflation, primarily asphalt, of $68 million and $8 million of higher transportation costs. The impact of selling higher cost inventory, resulting from planned maintenance downtime taken in the fourth quarter of 2021, negatively impacted EBIT by approximately $17 million compared to the same period last year, as significantly less downtime was taken in the fourth quarter of 2020. The remaining variance was driven by higher selling, general and administrative expenses due to the timing of marketing spend, as the business returns to more normal post-COVID activities.
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

Despite strength in the U.S. asphalt shingle market, the Company will continue to monitor economic factors such as input cost inflation, supply chain uncertainties and primary labor availability. The Company will continue to focus on managing costs, capital expenditures, and working capital.
Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended March 31,
	2022	2021
Restructuring costs	$(6)	$(1)
Gain on sale of Shanghai, China facility	27	—
Gains on sale of certain precious metals	4	20
General corporate expense and other	(42)	(35)
EBIT	$(17)	$(16)
Depreciation and amortization	$22	$15

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT
In Corporate, Other and Eliminations, EBIT expenses for the first quarter of 2022 were higher by $1 million compared to the same period in 2021.
General corporate expense and other for the first quarter 2022 were higher by $7 million compared to the same period in 2021, driven primarily by higher general corporate expenses as business activities return to a more typical, post-pandemic level and foreign currency impacts. In addition, the benefit from the resolution of a liability in the first quarter of 2021 unfavorably impacted comparability of EBIT on a quarter-over-quarter basis.
OUTLOOK
In 2022, we estimate general corporate expenses to be in the range of $160 million and $170 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary sources of liquidity are its balance of Cash and cash equivalents of $748 million as of March 31, 2022, its Senior Revolving Credit Facility and its Receivables Securitization Facility (each as defined below).

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
The Receivables Securitization Facility and Senior Revolving Credit Facility mature in 2024 and 2026, respectively. The Company has no significant debt maturities of senior notes before the fourth quarter of 2024. As of March 31, 2022, the Company had $3.0 billion of total debt and cash and cash equivalents of $748 million. The agreements governing our Senior Revolving Credit Facility and Receivables Securitization Facility contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. We were in compliance with these covenants as of March 31, 2022.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of March 31, 2022, and December 31, 2021, the Company had $155 million and $156 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with Accounting Standards Codification (ASC) 740 based on the laws as of enactment of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017.
As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to page 16 of the Risk Factors disclosed in Item 1A of the Company's Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K") for details on the factors that could inhibit our subsidiaries' ability to pay dividends or make other distributions to the parent company.

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
Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2021 Form 10-K for more details on these material cash requirements. During the first quarter of 2022, there have been no material changes to our expected uses of cash and contractual obligations.
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
The payables associated with suppliers choosing to voluntarily participate in the Programs were presented within Accounts payable on the Consolidated Balance Sheets, and totaled $221 million and $226 million as of March 31, 2022 and December 31, 2021, respectively. The amounts paid that are associated with suppliers once they chose to voluntarily participate in the Programs for the three months ended March 31, 2022 and 2021 were $150 million, and $114 million, respectively, with all activity related to the obligations presented within operating activities on the Consolidated Statements of Cash Flows.
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
Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$748	$605
Net cash flow provided by operating activities	$158	$204
Net cash flow used for investing activities	$(88)	$(121)
Net cash flow used for financing activities	$(285)	$(194)
Availability on the Senior Revolving Credit Facility	$796	$796
Availability on the Receivables Securitization Facility	$279	$279
Cash and cash equivalents: Cash and cash equivalents as of March 31, 2022 increased $143 million compared to March 31, 2021 primarily due to higher earnings and cash inflows from derivative settlements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating activities: For the three months ended March 31, 2022, the Company's operating activities provided $158 million of cash compared to $204 million provided in the same period in 2021. The change in cash provided by operating activities was due to a larger increase in operating assets and liabilities, mainly from higher receivables, in 2022 compared to the same period of 2021.
Investing activities: Net cash flow used for investing activities decreased $33 million for the three months ended March 31, 2022 compared to the same period of 2021, primarily driven by cash inflows from derivative settlements and proceeds from the sale of the Shanghai, China facility.
Financing activities: Net cash used for financing activities was $285 million for the three months ended March 31, 2022, compared to net cash used for financing activities of $194 million in the same period in 2021. The change was primarily due to higher purchases of treasury stock.
Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Notes 4, 9, and 10 of the Consolidated Financial Statements.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended March 31, 2022, our RIR was 0.51 as compared to 0.65 in the same period a year ago.
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
Please refer to Note 11 of the Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” "appear," "assume," “believe,” “estimate,” “expect,” "forecast," “intend,” “likely,” “may,” “plan,” “project,” "seek," "should," “strategy,” "will" and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors and actual results may differ materially from those results projected in the statements. These risks, uncertainties and other factors include, without limitation:

•regional impact of the COVID-19 pandemic on our operations, customers and suppliers, as well as related actions taken by governmental authorities and other third parties in response, each of which is uncertain, frequently changing and difficult to predict;
•levels of residential and commercial or industrial construction activity;
•levels of global industrial production;
•competitive and pricing factors;
•demand for our products;
•relationships with key customers and customer concentration in certain areas;
•industry and economic conditions including but not limited to, supply chain disruptions, inflationary pressures and interest rate volatility, that affect the market and operating conditions of our customers, suppliers or lenders;
•availability and cost of energy and raw materials;
•issues related to acquisitions, divestitures and joint ventures or expansions, including our proposed exit from operations in Russia;
•climate change, weather conditions and storm activity;
•legislation and related regulations or interpretations, in the United States or elsewhere;
•domestic and international economic and political conditions, policies or other governmental actions, as well as war and civil disturbance (such as the conflict between Russia and Ukraine);
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
•price volatility in certain wind energy markets in the U.S.;
•loss of key employees, labor disputes or shortages; and
•defined benefit plan funding obligations.

All forward-looking statements in this report should be considered in the context of the risks and other factors described herein, and in Item 1A - Risk factors in Part I of our 2021 Form 10-K. Users of this report should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the three months ended March 31, 2022. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2021 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS
Information required by this item is incorporated by reference to Note 11 of the Consolidated Financial Statements, Contingent Liabilities and Other Matters.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s 2021 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2022	1,514,867		$91.43	1,500,000	1,890,255
February 1-28, 2022	142,873		89.00	—	11,890,255
March 1-31, 2022	994,935		92.00	993,035	10,897,220
Total	2,652,675	*	$91.51	2,493,035	10,897,220

*    The Company retained an aggregate of 159,640 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.
**    On February 14, 2022, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the "2022 Repurchase Authorization"). The 2022 Repurchase Authorization is in addition to the 2020 Repurchase Authorization (the "2020 Repurchase Authorization" and, collectively with the 2022 Repurchase Authorization, the "Repurchase Authorization"). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company's discretion. The Company repurchased 2.5 million shares of its common stock for $229 million during the three months ended March 31, 2022 under the Repurchase Authorization. As of March 31, 2022, 10.9 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	Form of Owens Corning 2022 Long Term Incentive Program Award Agreement pursuant to the Owens Corning 2019 Stock Plan for Restricted Stock Unit Award (filed herewith).

10.2	Form of Owens Corning 2022 Long Term Incentive Program Award Agreement pursuant to the Owens Corning 2019 Stock Plan for Performance Share Unit Award (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings; (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	April 27, 2022	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Chief Financial Officer

Date:	April 27, 2022	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller