Form 10-Q
period 2022-06-30
Owens Corning
filed 2022-07-27
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OC	New York Stock Exchange
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
Yes ☐           No ☑

As of July 22, 2022, 96,238,504 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
NET SALES	$2,601	$2,239	$4,947	$4,154
COST OF SALES	1,867	1,621	3,594	3,092
Gross margin	734	618	1,353	1,062
OPERATING EXPENSES
Marketing and administrative expenses	201	188	385	362
Science and technology expenses	24	22	47	42
Other expense (income), net	22	(17)	(6)	(65)
Total operating expenses	247	193	426	339
OPERATING INCOME	487	425	927	723
Non-operating income	(2)	(3)	(4)	(6)
EARNINGS BEFORE INTEREST AND TAXES	489	428	931	729
Interest expense, net	26	33	54	66
EARNINGS BEFORE TAXES	463	395	877	663
Income tax expense	119	97	226	156
Equity in net (loss) earnings of affiliates	(1)	—	(1)	1
NET EARNINGS	343	298	650	508
Net earnings attributable to non-redeemable and redeemable noncontrolling interests	—	—	3	—
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$343	$298	$647	$508
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$3.51	$2.85	$6.56	$4.84
Diluted	$3.49	$2.82	$6.52	$4.80
WEIGHTED AVERAGE COMMON SHARES
Basic	97.6	104.6	98.6	105.0
Diluted	98.4	105.5	99.3	105.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET EARNINGS	$343	$298	$650	$508
Other comprehensive income (loss), net of tax:
Currency translation adjustment (net of tax of $(1) and $0 for the three months ended June 30, 2022 and 2021, respectively, and $(1) and $(1) for the six months ended June 30, 2022 and 2021, respectively)	(54)	32	(82)	(13)
Pension and other postretirement adjustment (net of tax of $0 and $0 for the three months ended June 30, 2022 and 2021, and $(1) and $0 for the six months ended June 30, 2022 and 2021, respectively)	6	(3)	9	(2)
Hedging adjustment (net of tax of $1 and $1 for the three months ended June 30, 2022 and 2021, respectively, and $(7) and $(3) for the six months ended June 30, 2022 and 2021, respectively)	(1)	(2)	23	10
Total other comprehensive income (loss), net of tax	(49)	27	(50)	(5)
COMPREHENSIVE EARNINGS	294	325	600	503
Comprehensive (loss) attributable to non-redeemable and redeemable noncontrolling interests	(2)	—	—	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$296	$325	$600	$503

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	June 30, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$810	$959
Receivables, less allowance of $10 at June 30, 2022 and $9 at December 31, 2021, respectively	1,358	939
Inventories	1,254	1,078
Assets held for sale	81	—
Other current assets	186	121
Total current assets	3,689	3,097
Property, plant and equipment, net	3,684	3,873
Operating lease right-of-use assets	189	158
Goodwill	1,079	990
Intangible assets	1,614	1,617
Deferred income taxes	21	31
Other non-current assets	267	249
TOTAL ASSETS	$10,543	$10,015
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,327	$1,095
Current operating lease liabilities	54	49
Other current liabilities	593	553
Total current liabilities	1,974	1,697
Long-term debt, net of current portion	2,989	2,960
Pension plan liability	62	77
Other employee benefits liability	154	157
Non-current operating lease liabilities	135	109
Deferred income taxes	376	376
Other liabilities	266	304
Total liabilities	5,956	5,680
Redeemable noncontrolling interest	25	—
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,107	4,092
Accumulated earnings	3,282	2,706
Accumulated other comprehensive deficit	(628)	(581)
Cost of common stock in treasury (c)	(2,222)	(1,922)
Total Owens Corning stockholders’ equity	4,540	4,296
Noncontrolling interests	22	39
Total equity	4,562	4,335
TOTAL LIABILITIES AND EQUITY	$10,543	$10,015
(a)10 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021
(b)400 shares authorized; 135.5 issued and 97.2 outstanding at June 30, 2022; 135.5 issued and 100.4 outstanding at December 31, 2021
(c)38.3 shares at June 30, 2022 and 35.1 shares at December 31, 2021
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2022	2021
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$650	$508
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	270	241
Deferred income taxes	16	35
Provision for pension and other employee benefits liabilities	1	—
Stock-based compensation expense	25	24
Gains on sale of certain precious metals	(11)	(41)
Other adjustments to reconcile net earnings to cash provided by operating activities	22	9
Changes in operating assets and liabilities	(330)	(62)
Pension fund contribution	(2)	(3)
Payments for other employee benefits liabilities	(5)	(6)
Other	(12)	(3)
Net cash flow provided by operating activities	624	702
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(212)	(177)
Proceeds from the sale of assets or affiliates	27	1
Investment in subsidiaries and affiliates, net of cash acquired	(173)	—
Derivative settlements	20	(32)
Other	(2)	(5)
Net cash flow used for investing activities	(340)	(213)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Purchases of noncontrolling interest	(9)	—
Net decrease in short-term debt	(5)	—
Dividends paid	(70)	(55)
Purchases of treasury stock	(330)	(263)
Other	(15)	(2)
Net cash flow used for financing activities	(429)	(320)
Effect of exchange rate changes on cash	(4)	2
Net (decrease) increase in cash, cash equivalents, and restricted cash	(149)	171
Cash, cash equivalents and restricted cash at beginning of period	966	724
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$817	$895

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2021	100.4	$1	35.1	$(1,922)	$4,092	$2,706	$(581)	$39	$4,335
Net earnings attributable to Owens Corning	—	—	—	—	—	304	—	—	304
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	3	3
Currency translation adjustment	—	—	—	—	—	—	(27)	(1)	(28)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	3	—	3
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	24	—	24
Purchases of noncontrolling interest	—	—	—	—	8	—	—	(17)	(9)
Issuance of common stock under share-based payment plans	0.4	—	(0.4)	21	(21)	—	—	—	—
Purchases of treasury stock	(2.7)	—	2.7	(243)	—	—	—	—	(243)
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Dividends declared (d)	—	—	—	—	—	(36)	—	—	(36)
Balance at March 31, 2022	98.1	$1	37.4	$(2,144)	$4,091	$2,974	$(581)	$24	$4,365
Net earnings attributable to Owens Corning	—	—	—	—	—	343	—	—	343
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net earnings attributable to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	(52)	(2)	(54)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	6	—	6
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.1	—	(0.1)	9	3	—	—	—	12
Purchases of treasury stock	(1.0)	—	1.0	(87)	—	—	—	—	(87)
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared (d)	—	—	—	—	—	(35)	—	—	(35)
Balance at June 30, 2022	97.2	$1	38.3	$(2,222)	$4,107	$3,282	$(628)	$22	$4,562

(a)Additional Paid in Capital ("APIC")
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Quarterly dividend declarations of $0.35 per share as of June 30, 2022 and March 31, 2022

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
Revenue Recognition

As of December 31, 2021, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $76 million, of which $15 million was recognized as revenue in the first six months of 2022. As of June 30, 2022, our contract liability balances totaled $82 million.

Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $7 million as of June 30, 2022, December 31, 2021, June 30, 2021 and December 31, 2020. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

Related Party Transactions

In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $39 million and $60 million for the three and six months ended June 30, 2022, respectively, and $27 million and $47 million for the three and six months ended June 30, 2021, respectively.. As of June 30, 2022 and December 31, 2021, amounts due to the related party supplier were $10 million and $1 million, respectively.

Leases

During the first quarter of 2021, the Company entered into a lease for a to-be-constructed warehouse located near our manufacturing facility in Fort Smith, Arkansas. During the second quarter of 2022, construction was completed, and the lease period commenced, resulting in a finance lease right-of-use asset and corresponding lease liability of $35 million being recognized. At no point during the construction period did the Company control the underlying asset as defined in Accounting Standards Codification (ASC) 842 (Leases).

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

	For the three months ended June 30, 2022
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$94	$374	$932	$(69)	$1,331
U.S. commercial and industrial	225	202	44	—	471
Total United States	319	576	976	(69)	1,802
Europe	197	213	5	(1)	414
Asia-Pacific	145	41	2	—	188
Rest of world	58	104	35	—	197
NET SALES	$719	$934	$1,018	$(70)	$2,601

	For the three months ended June 30, 2021
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$83	$285	$847	$(66)	$1,149
U.S. commercial and industrial	162	177	33	—	372
Total United States	245	462	880	(66)	1,521
Europe	164	194	5	(1)	362
Asia-Pacific	129	53	2	—	184
Rest of world	45	97	30	—	172
NET SALES	$583	$806	$917	$(67)	$2,239

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.    SEGMENT INFORMATION (continued)

	For the six months ended June 30, 2022
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$181	$725	$1,708	$(129)	$2,485
U.S. commercial and industrial	435	381	71	(3)	884
Total United States	616	1,106	1,779	(132)	3,369
Europe	402	410	11	(3)	820
Asia-Pacific	296	76	4	—	376
Rest of world	119	201	62	—	382
NET SALES	$1,433	$1,793	$1,856	$(135)	$4,947

	For the six months ended June 30, 2021
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$158	$548	$1,506	$(121)	$2,091
U.S. commercial and industrial	308	339	55	—	702
Total United States	466	887	1,561	(121)	2,793
Europe	323	347	8	(1)	677
Asia-Pacific	267	89	5	—	361
Rest of world	86	183	54	—	323
NET SALES	$1,142	$1,506	$1,628	$(122)	$4,154

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.    SEGMENT INFORMATION (continued)
The following table summarizes EBIT by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reportable Segments
Composites	$154	$98	$308	$177
Insulation	157	112	286	194
Roofing	258	234	434	390
Total reportable segments	569	444	1,028	761
Restructuring costs	(11)	(1)	(17)	(2)
Gain on sale of Shanghai, China facility	—	—	27	—
Gains on sale of certain precious metals	7	21	11	41
Acquisition-related costs	(3)	—	(3)	—
Impairment loss on Chambery, France assets held for sale	(29)	—	(29)	—
General corporate expense and other	(44)	(36)	(86)	(71)
Total corporate, other and eliminations	(80)	(16)	(97)	(32)
EBIT	$489	$428	$931	$729

3.    INVENTORIES
Inventories consist of the following (in millions):

	June 30, 2022	December 31, 2021
Finished goods	$779	$672
Materials and supplies	475	406
Total inventories	$1,254	$1,078

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2022 and December 31, 2021, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	June 30, 2022	December 31, 2021
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other current assets	$—	$5
Cross-currency swaps	Other non-current assets	$—	$1
Cash flow hedges:
Natural gas forward swaps	Other current assets	$30	$16
Treasury interest rate lock	Other current assets	$29	$11
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$—	$1
Cash flow hedges:
Natural gas forward swaps	Other current liabilities	$6	$5
Foreign exchange forward contracts	Other current liabilities	$1	$2
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$21	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$—	$6

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2022	2021	2022	2021
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of gain reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$(16)	$(1)	$(26)	$(2)
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$—	$(2)	$(1)	$(3)
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of gain recognized in earnings (b)	Other expense (income), net	$(23)	$4	$(28)	$(16)
(a)Accumulated Other Comprehensive Earnings (Deficit) ("AOCI")
(b)Gains related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expense (income), net. Please refer to the "Other Derivatives" section below for additional detail.

Consolidated Statements of Comprehensive Earnings Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (in millions):

		Amount of (Gain) Loss Recognized in Comprehensive Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
Hedging Type	Derivative Financial Instrument	2022	2021	2022	2021
Net investment hedge	Cross-currency swaps	$(3)	$1	$(5)	$(4)
Cash flow hedge	Natural gas forward swaps	$10	$(2)	$(13)	$(6)
Cash flow hedge	Treasury interest rate lock	$(9)	$7	$(19)	$(8)
Cash flow hedge	Foreign exchange forward contracts	$—	$1	$—	$1
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of June 30, 2022, the notional amounts of these natural gas forward swaps was 9 million MMBtu (or MMBtu equivalent) based on U.S. and European indices.

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
Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into U.S. Dollars, which is recognized in Currency translation adjustment (a component of AOCI). In the second quarter of 2022, the Company terminated the remaining cross-currency forward contracts related to the hedged portions of the net investment in foreign subsidiaries, resulting in cash proceeds of $11 million.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of June 30, 2022, the Company had notional amounts of $705 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to Brazilian Real, Chinese Yuan, European Euro, Hong Kong Dollar, Indian Rupee, and South Korean Won. In addition, the Company had notional amounts of $7 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Norwegian Krone and Polish Złoty.

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

No testing was deemed necessary in the first six months of 2022. The changes in the net carrying value of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Gross carrying amount at December 31, 2021	$75	$1,481	$397	$1,953
Acquisitions (see Note 7)	112	—	—	112
Foreign Currency Translation	(3)	(47)	(4)	(54)
Gross carrying amount at June 30, 2022	184	1,434	393	2,011

Accumulated impairment losses at December 31, 2021	—	(963)	—	(963)
Foreign Currency Translation	—	31	—	31
Accumulated impairment losses at June 30, 2022	—	(932)	—	(932)

Balance, net of impairment, at June 30, 2022	$184	$502	$393	$1,079
Other Intangible Assets
The Company amortizes the cost of other intangible assets over their estimated useful lives which, individually, range up to 45 years. The Company's future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets.
Other intangible assets consist of the following (in millions):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$1,090	$—	$1,090	$1,096	$—	$1,096
Customer relationships	560	(226)	334	559	(218)	341
Technology	316	(175)	141	298	(168)	130
Other (a)	54	(5)	49	53	(3)	50
Total other intangible assets	$2,020	$(406)	$1,614	$2,006	$(389)	$1,617
(a)Other primarily includes emissions and quarry rights.
Amortization expense for intangible assets for the three and six months ended June 30, 2022 was $12 million and $23 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2021 was $13 million and $25 million, respectively. Amortization expense for intangible assets is estimated to be $24 million for the remainder of 2022.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The estimated amortization expense for intangible assets for the next five fiscal years ended December 31 is as follows (in millions):

Period	Amortization
2023	$45
2024	$42
2025	$42
2026	$40
2027	$31

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	June 30, 2022	December 31, 2021
Land	$211	$219
Buildings and leasehold improvements	1,231	1,265
Machinery and equipment	5,259	5,343
Construction in progress	356	387
	7,057	7,214
Accumulated depreciation	(3,373)	(3,341)
Property, plant and equipment, net	$3,684	$3,873

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 10% of total machinery and equipment as of both June 30, 2022 and December 31, 2021. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of about 3% of the outstanding carrying value.

Our production tooling needs in our Composites segment are changing in response to economic and technological factors. As a result, we exchanged certain precious metals used in production tooling for certain other precious metals to be used in production tooling. These non-cash investing activities are not included in Net cash flow used for investing activities in the Consolidated Statements of Cash Flows. During the three and six months ended June 30, 2022, these non-cash exchanges resulted in a net increase to Machinery and equipment of $7 million and $11 million, respectively, and gains totaling $7 million and $11 million, respectively. During the three and six months ended June 30, 2021, these non-cash exchanges resulted in a net increase to Machinery and equipment of $21 million and $41 million, respectively, and gains totaling $21 million and $41 million, respectively. The gains are included in Other expense (income), net on the Consolidated Statements of Earnings and are reflected in the Corporate, Other and Eliminations reporting category. We do not expect these exchanges to materially impact our current or future capital expenditure requirements or rate of depletion.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.    ACQUISITIONS

On May 23, 2022, Owens Corning and Pultron Composites ("Pultron") formed a joint venture ("JV") to manufacture and sell fiberglass rebar. The Company contributed approximately $47 million to acquire a 65.5% controlling interest and has established a redeemable noncontrolling interest related to Pultron, the minority holder. The JV expands Owens Corning’s capability to produce high-value material solutions by combining the Company’s glass-fiber material technology, channel access and extensive industry experience with Pultron’s manufacturing expertise and process efficiency. The fully consolidated operating results and a preliminary purchase price allocation for the JV have been included in the Company’s Composites segment within the Consolidated Financial Statements since the date of the formation of the JV. Subsequent to the JV formation, the JV acquired assets and technology from Pultron for approximately $65 million. The purchase price allocation is preliminary and resulted in the recognition of $15 million in intangible assets, consisting of technology, with an estimated weighted average life of 15 years and $42 million in goodwill. The pro-forma effect of this acquisition on revenues and earnings was not material.

On June 1, 2022, the Company acquired all of the outstanding assets of WearDeck®, a premium producer of composite weather-resistant decking for commercial and residential applications, for approximately $133 million, net of cash acquired. The acquisition advances the Composites business growth strategy to focus on high-value material solutions within the building and construction industry. The operating results and a preliminary purchase price allocation for WearDeck® have been included in the Composites segment within the Consolidated Financial Statements since the date of the acquisition. The purchase price allocation is preliminary and resulted in the recognition of $38 million in intangible assets and $70 million in goodwill. The intangible assets consist of indefinite-lived trademarks of $7 million, technology of $10 million with an estimated weighted average life of 11 years and customer relationships of $21 million with an estimated weighted average life of 15 years. The pro-forma effect of this acquisition on revenues and earnings was not material.

On June 15, 2022, Owens Corning signed an agreement to acquire Natural Polymers, LLC, an innovative manufacturer of spray polyurethane foam insulation for building and construction applications. The transaction has cleared regulatory approvals and other customary conditions and is anticipated to close in the third quarter of 2022.

On July 15, 2022, Owens Corning entered into a legally binding agreement to acquire the remaining 50% interest in Fiberteq, LLC. The acquisition is anticipated to close in the third quarter of 2022, subject to customary closing conditions.

8.     ASSETS HELD FOR SALE

On May 16, 2022, the Company exercised the put option for the sale of the European portion of the dry-use chopped strands ("DUCS") product line located in Chambéry, France, within the Composite's segment. The Company recorded a pre-tax charge of $29 million in Other expense (income), net on the Consolidated Statements of Earnings to reflect fair value less cost to sell of these assets. Assets held for sale as of June 30, 2022 were $81 million and primarily consisted of property, plant and equipment.

On July 1, 2022, the Company closed on the sale of the European portion of the DUCS product line located in Chambéry, France.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
9.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2021 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Six Months Ended June 30,
	2022	2021
Beginning balance	$81	$72
Amounts accrued for current year	10	11
Settlements of warranty claims	(5)	(7)
Ending balance	$86	$76

10.    RESTRUCTURING, ACQUISITION AND DIVESTITURE-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions and divestitures, and may incur restructuring and other exit costs in connection with its global cost reduction, productivity initiatives and the Company's growth strategy.

ACQUISTION-RELATED COSTS

In the second quarter of 2022, the Company incurred $3 million of transaction costs related to its announced acquisitions. Please refer to Note 7 of the Consolidated Financial Statements for further information regarding these acquisitions.

RESTRUCTURING RELATED-COSTS

Exit of DUCS Product Line
In May 2022, the Company exercised the put option for the sale of the European portion of the DUCS product line located in Chambéry, France, within the Composite's segment. As a result, the Company recorded a pre-tax charge of $29 million in Other expense (income), net on the Consolidated Statements of Earnings to reflect the fair value less cost to sell of the assets. Please refer to Note 8 of the Consolidated Financial Statements for further information. The Company also took decisions to convert the DUCS manufacturing facilities located in Anderson, South Carolina and Kimchon, Korea to produce other glass fiber products needed to support our growth strategy in building and construction applications. As a result, the Company recorded $2 million of non-cash charges in the second quarter, primarily related to accelerated depreciation for equipment at the Anderson, South Carolina facility and $1 million of cash charges primarily related to retention. The Company does not expect to recognize significant incremental costs related to these actions.

Roofing Restructuring Actions
In December 2021, the Company took actions to restructure operations within the Roofing segment's components product line by relocating production assets from China to India which will allow the business to optimize its manufacturing network and support a tariff mitigation strategy. During the first six months of 2022, the Company recorded less than $1 million of charges primarily related to accelerated depreciation and severance. The Company expects to recognize $7 million of incremental charges related to these actions in 2022.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.    RESTRUCTURING, ACQUISITION AND DIVESTITURE-RELATED COSTS (continued)
Santa Clara Insulation Site
During the third quarter of 2021, the Company entered into a purchase and sale agreement for the Company's Insulation site in Santa Clara, California. The Company expects to continue operations at this facility through early fourth quarter of 2022 and complete the transaction in the first quarter of 2023. This action is part of the Company's on-going strategy to operate a flexible, cost-efficient manufacturing network and geographically locate its assets to better service its customers. Cumulative cash pre-tax charges associated with the transaction are expected to be in the range of $30 million to $40 million, primarily related to severance and one-time employee termination benefits, demolition costs, and other closing costs. In addition, cumulative non-cash charges are expected to be in the range of $75 million to $85 million, primarily consisting of accelerated depreciation of property, plant and equipment and derecognition of the carrying value of land, which will offset the gross proceeds at closing.

During the first six months of 2022, the Company recorded $13 million of charges, primarily related to accelerated depreciation, associated with this agreement.

2020 Insulation Restructuring Actions

During the fourth quarter of 2020, the Company took actions to avoid future capital outlays and reduce costs in its global Insulation segment, mainly through decisions to close certain manufacturing facilities in Shanghai, China and Fresno, Texas, and optimize a facility in Parainen, Finland. During the first six months of 2022, the Company recorded $1 million of charges primarily related to accelerated depreciation. The Company does not expect to recognize significant incremental costs related to these actions.

In the first quarter of 2022, the Company recognized a gain of $27 million in Other expense (income), net on the Consolidated Statements of Earnings, associated with the sale of the manufacturing facility in Shanghai, China.

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

Consolidated Statements of Earnings Classification

The following table presents the impact and respective location of total restructuring, acquisition and divestiture-related costs on the Consolidated Statements of Earnings, which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Type of cost	Location	2022	2021	2022	2021
Accelerated depreciation	Cost of sales	$7	1	$13	$2
Other exit costs	Marketing and administrative expenses	3	1	3	1
Severance	Other expense (income), net	1	(2)	1	(2)
Other exit gains/costs	Other expense (income), net	29	1	2	1
Acquisition-related costs	Marketing and administrative expenses	3	—	3	—
Total restructuring, acquisition and divestiture-related costs		$43	$1	$22	$2

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.    RESTRUCTURING, ACQUISITION AND DIVESTITURE-RELATED COSTS (continued)
Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activities (in millions):

	Exit of DUCS Product Line	Roofing Components Restructuring Actions	Santa Clara Insulation Site	2020 Insulation Restructuring Actions	Acquisition Related Restructuring
Balance at December 31, 2021	$—	$1	$13	$1	$5
Restructuring costs	3	—	13	1	—
Payments	—	—	(4)	(1)	(2)
Accelerated depreciation and other non-cash items	(2)	—	(10)	(1)	—
Balance at June 30, 2022	$1	$1	$12	$—	3
Cumulative charges incurred	$3	$5	$38	$28	$27
As of June 30, 2022, the remaining liability balance is comprised of $17 million of severance, inclusive of $1 million of non-current severance and $16 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.200% senior notes, net of discount and financing fees, due 2024	$397	100%	$397	107%
3.400% senior notes, net of discount and financing fees, due 2026	397	96%	397	106%
3.950% senior notes, net of discount and financing fees, due 2029	446	93%	446	110%
3.875% senior notes, net of discount and financing fees, due 2030	298	92%	297	109%
7.000% senior notes, net of discount and financing fees, due 2036	368	110%	368	141%
4.300% senior notes, net of discount and financing fees, due 2047	589	82%	589	115%
4.400% senior notes, net of discount and financing fees, due 2048	390	83%	390	118%
Various finance leases, due through 2050 (a)	127	100%	99	100%
Other	2	N/A	2	N/A
Total long-term debt	3,014	N/A	2,985	N/A
Less – current portion (a)	25	100%	25	100%
Long-term debt, net of current portion	$2,989	N/A	$2,960	N/A
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2022.
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

In June 2022, the Senior Revolving Credit Facility was amended to allow the Company to continue to operate in comprehensively sanctioned countries so long as it is not violating any sanctions.
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of June 30, 2022. Please refer to the Credit Facility Utilization section below for liquidity information as of June 30, 2022.
Receivables Securitization Facility
The Company has a Receivables Purchase Agreement (RPA) that is accounted for as secured borrowings in accordance with ASC 860, "Accounting for Transfers and Servicing." Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $280 million RPA with certain financial institutions. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates vs. LIBOR, plus a fixed spread. The current agreement also includes fallback language related to a benchmark reference rate replacement, when a LIBOR transition occurs. The RPA has been amended from time to time, with a maturity date in April 2024.
The RPA contains various covenants, including a maximum allowed leverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of June 30, 2022. Please refer to the Credit Facility Utilization section below for liquidity information as of June 30, 2022.
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

	Balance at June 30, 2022
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	N/A	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279
Short-Term Debt
Short-term borrowings were $1 million and $6 million as of June 30, 2022 and December 31, 2021, respectively. The short-term borrowings consisted of various operating lines of credit. The weighted average interest rate on all short-term borrowings was approximately 5.7% and 1.5% as of June 30, 2022 and December 31, 2021, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Pension Plans
The Company sponsors defined benefit pension plans. Under the plans, pension benefits are based on an employees' years of service and, for certain categories of employees, qualifying compensation. Company contributions to these pension plans are determined by an independent actuary to meet or exceed minimum funding requirements. In our U.S. plans, the unrecognized cost of any retroactive amendments and actuarial gains and losses are amortized over the average remaining life expectancy of the inactive participants as substantially all of the plan participants are inactive. In our non-U.S. plans, the unrecognized cost of any retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits.
The following table provides information regarding pension expense recognized (in millions):

	Three Months Ended June 30,
	2022			2021
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$1	$2	$2	$1	$3
Interest cost	6	2	8	5	2	7
Expected return on plan assets	(9)	(4)	(13)	(9)	(4)	(13)
Amortization of actuarial loss	3	1	4	3	1	4
Net periodic pension cost	$1	$—	$1	$1	$—	$1

	Six Months Ended June 30,
	2022			2021
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$2	$4	$3	$3	$6
Interest cost	12	5	17	11	4	15
Expected return on plan assets	(18)	(8)	(26)	(18)	(9)	(27)
Amortization of actuarial loss	6	1	7	6	2	8
Net periodic pension cost	$2	$—	$2	$2	$—	$2
The Company does not expect to contribute to the U.S. pension plans during 2022. The Company expects to contribute $25 million in cash to non-U.S. plans during 2022. The Company made cash contributions of $2 million to the non-U.S. plans during the six months ended June 30, 2022.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Components of Net Periodic Benefit Cost
Service cost	$—	$1	$1	$1
Interest cost	1	1	2	2
Amortization of prior service credit	—	(1)	—	(1)
Amortization of actuarial gain	(2)	(2)	(4)	(4)
Net periodic benefit income	$(1)	$(1)	$(1)	$(2)

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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of June 30, 2022, the Company was involved with a total of 23 sites worldwide, including 10 Superfund and state equivalent sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning reasonably estimates the costs of remediation to be paid over a period of years. The Company accrues an amount on an undiscounted basis, when a liability is probable and reasonably estimable. Actual cost may differ from these estimates for the reasons mentioned above. At June 30, 2022, the Company had an accrual totaling $6 million for these costs, of which the current portion is $1 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
14.    STOCK COMPENSATION

Description of the Plan

On April 18, 2019, the Company’s stockholders approved the Owens Corning 2019 Stock Plan (the “2019 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance share awards. At June 30, 2022, the number of shares remaining available under the 2019 Stock Plan for all stock awards was approximately 2.7 million.

Prior to 2019, employees were eligible to receive stock awards under the Owens Corning 2016 Stock Plan and the Owens Corning 2013 Stock Plan.

Total Stock-Based Compensation Expense

Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total stock-based compensation expense	$13	$12	$25	$24

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
The Company has not granted stock options since the year ended December 31, 2014. As of June 30, 2022, there was no unrecognized compensation cost related to stock options and the range of exercise prices on outstanding stock options was $37.65 - $42.16.
The following table summarizes the Company’s stock option activity:

		Weighted-Average
	Number of Options	Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, December 31, 2021	55,900	$39.34	1.71	$3
Exercised	(4,800)	41.03
Outstanding, June 30, 2022	51,100	$39.19	1.26	$2
Exercisable, June 30, 2022	51,100	$39.19	1.26	$2

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    STOCK COMPENSATION (continued)

Restricted Stock Units
The Company has granted restricted stock units (RSUs) under its stockholder approved stock plans. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three or four years. The Stock Plan allows alternate vesting schedules for death, disability, and retirement. The weighted average grant date fair value of RSUs granted in 2022 was $91.12.
The following table summarizes the Company’s RSU plans:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2021	1,268,993	$62.25
Granted	340,927	91.12
Vested	(299,440)	67.70
Forfeited	(35,582)	74.48
Balance at June 30, 2022	1,274,898	$68.23
As of June 30, 2022, there was $45 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.52 years. The total grant date fair value of shares vested during the six months ended June 30, 2022 and 2021 was $20 million and $24 million, respectively.
Performance Share Units
The Company has granted performance share units (PSUs) as a part of its long-term incentive plan. All outstanding performance grants will fully settle in stock. The amount of stock ultimately distributed from all performance shares is contingent on meeting internal company-based metrics or an external-based stock performance metric.
In the six months ended June 30, 2022, the Company granted both internal company-based and external-based metric PSUs.
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
The risk-free interest rate was based on zero-coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of June 30, 2022, there was $27 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.90 years.
The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2021	309,971	$74.78
Granted	146,784	98.94
Forfeited	(7,459)	80.43
Balance at June 30, 2022	449,296	$82.56

Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan ("ESPP") is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company's stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan which increased the number of shares available for issuance under the plan by 4.2 million shares. As of June 30, 2022, 3.7 million shares remain available for purchase.
Included in total stock-based compensation expense is $2 million and $3 million of expense related to the Company's ESPP recognized during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, the Company recognized expense of $2 million and $3 million, respectively, related to the Company's ESPP. As of June 30, 2022, there was $2 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings attributable to Owens Corning	$343	$298	$647	$508
Weighted-average number of shares outstanding used for basic earnings per share	97.6	104.6	98.6	105.0
Non-vested restricted and performance shares	0.8	0.8	0.7	0.8
Options to purchase common stock	—	0.1	—	0.1
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	98.4	105.5	99.3	105.9
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$3.51	$2.85	$6.56	$4.84
Diluted	$3.49	$2.82	$6.52	$4.80
For the three and six months ended June 30, 2022 and June 30, 2021, there were no non-vested restricted or performance shares that had an anti-dilutive effect on earnings per share.
On February 14, 2022, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the "Repurchase Authorization"). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company's discretion. The Company repurchased 3.5 million shares of its common stock for $315 million during the six months ended June 30, 2022, under the Repurchase Authorization. As of June 30, 2022, 9.9 million shares remain available for repurchase under the Repurchase Authorization.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax expense	$119	$97	$226	$156
Effective tax rate	26%	25%	26%	24%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2022 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, foreign rate differential and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2022 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, adjustments to valuation allowances against certain deferred tax assets, excess tax benefits related to stock compensation, and other discrete adjustments.

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

The Company continues its current practice of asserting indefinite reinvestment in accordance with ASC 740 by applying current U.S. and foreign tax legislation.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
Currency Translation Adjustment
Beginning balance	$(306)	$(265)	$(279)	$(220)
Net investment hedge amounts classified into AOCI, net of tax	2	(1)	4	3
Loss on foreign currency translation	(54)	33	(83)	(16)
Other comprehensive income (loss), net of tax	(52)	32	(79)	(13)
Ending balance	$(358)	$(233)	$(358)	$(233)
Pension and Other Postretirement Adjustment
Beginning balance	$(315)	$(371)	$(318)	$(372)
Amounts reclassified from AOCI to net earnings, net of tax (a)	2	—	2	2
Amounts classified into AOCI, net of tax	4	(3)	7	(4)
Other comprehensive income (loss), net of tax	6	(3)	9	(2)
Ending balance	$(309)	$(374)	$(309)	$(374)
Hedging Adjustment
Beginning balance	$40	$16	$16	$4
Amounts reclassified from AOCI to net earnings, net of tax (b)	(12)	(1)	(20)	(2)
Amounts classified into AOCI, net of tax	11	(1)	43	12
Other comprehensive income (loss), net of tax	(1)	(2)	23	10
Ending balance	$39	$14	$39	$14
Total AOCI ending balance	$(628)	$(593)	$(628)	$(593)

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis ("MD&A") is intended to help investors understand Owens Corning, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying Notes thereto contained in this report. Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning and its subsidiaries.
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
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $343 million in the second quarter of 2022, compared to $298 million in the same period of 2021. The Company reported $489 million in earnings before interest and taxes ("EBIT") for the second quarter of 2022 compared to $428 million in the same period of 2021. The Company generated $525 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the second quarter of 2022 compared to $408 million in the same period of 2021. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. Second quarter of 2022 EBIT performance compared to the same period of 2021 increased $56 million, $45 million, and $24 million in our Composites, Insulation, and Roofing segments, respectively. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $8 million.

Cash and cash equivalents were $810 million as of June 30, 2022, compared to $888 million as of June 30, 2021 as a result of increased cash outflows from investing and financing activities, partially offset by higher earnings. In the six months ended June 30, 2022, the Company's operating activities provided $624 million of cash flow, compared to $702 million in the same period in 2021 due to an increase in operating assets, specifically receivables and inventory, in 2022 compared to the same period of 2021.

As the Russian invasion of Ukraine evolves, we continue to closely monitor the potential impact on our businesses and our people. We believe that we have taken the necessary steps to ensure compliance with applicable regulatory restrictions on international trade and financial transactions associated with our Russian businesses. In late March, we announced our intent to exit Russia through a transfer or sale of our facilities. We are working to expedite our exit, while remaining committed to the safety and security of our employees in the region. Net sales from our Russian operations and its associated assets represent approximately 1% of annual consolidated net sales and consolidated assets, respectively.

On July 15, 2022, Owens Corning entered into a legally binding agreement to acquire the remaining 50% interest in Fiberteq. The acquisition is anticipated to close in the third quarter of 2022.

On June 15, 2022, Owens Corning signed an agreement to acquire Natural Polymers, LLC, an innovative manufacturer of spray polyurethane foam insulation for building and construction applications. The transaction has cleared regulatory approvals and other customary conditions and is anticipated to close in the third quarter of 2022.

On June 1, 2022, the Company acquired all of the outstanding assets of WearDeck®, a premium producer of composite weather-resistant decking for commercial and residential applications, for approximately $133 million, net of cash acquired. The acquisition advances the Composites business growth strategy to focus on high-value material solutions within the building and construction industry. The operating results and a preliminary purchase price allocation for WearDeck® have been included in the Composites segment within the Consolidated Financial Statements since the date of the acquisition. The purchase price allocation is preliminary and resulted in the recognition of $38 million in intangible assets and $70 million in goodwill. The intangible assets consist of indefinite-lived trademarks of $7 million, technology of $10 million with an estimated weighted average life of 11 years and customer relationships of $21 million with an estimated weighted average life of 15 years.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On May 23, 2022, Owens Corning and Pultron formed a JV to manufacture and sell fiberglass rebar. The Company contributed approximately $47 million to acquire a 65.5% controlling interest and has established a redeemable noncontrolling interest related to Pultron, the minority holder. The JV expands Owens Corning’s capability to produce high-value material solutions by combining the Company’s glass-fiber material technology, channel access and extensive industry experience with Pultron’s manufacturing expertise and process efficiency. The fully consolidated operating results and a preliminary purchase price allocation for the JV have been included in the Company’s Composites segment within the Consolidated Financial Statements since the date of the formation of the JV. Subsequent to the JV formation, the JV acquired assets and technology from Pultron for approximately $65 million. The purchase price allocation is preliminary and resulted in the recognition of $15 million in intangible assets, consisting of technology, with an estimated weighted average life of 15 years and $42 million in goodwill.
On May 16, 2022, the Company exercised the put option for the sale of the European portion of the DUCS product line located in Chambéry, France, within the Composite's segment. The Company recorded a pre-tax charge of $29 million in Other expense (income), net on the Consolidated Statements of Earnings to reflect fair value less cost to sell of these assets. Assets held for sale as of June 30, 2022 were $81 million and primarily consisted of property, plant and equipment. On July 1, 2022, the Company closed on the sale of the European portion of the DUCS product line located in Chambéry, France.
On February 14, 2022, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the "Repurchase Authorization"). The Company repurchased 1.0 million shares of its common stock for $86 million in the second quarter of 2022 under the Repurchase Authorization. As of June 30, 2022, 9.9 million shares remained available for repurchase under the Repurchase Authorization.

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$2,601	$2,239	$4,947	$4,154
Gross margin	$734	$618	$1,353	$1,062
% of net sales	28%	28%	27%	26%
Marketing and administrative expenses	$201	$188	$385	$362
Other expense (income), net	$22	$(17)	$(6)	$(65)
Earnings before interest and taxes	$489	$428	$931	$729
Interest expense, net	$26	$33	$54	$66
Income tax expense	$119	$97	$226	$156
Net earnings attributable to Owens Corning	$343	$298	$647	$508
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the second quarter and year-to-date 2022, net sales increased $362 million and increased $793 million, respectively, compared to the same periods in 2021. For the second quarter and year-to-date, the increase in net sales was driven by higher selling prices and favorable customer mix which were partially offset by lower sales volumes and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.
GROSS MARGIN
In the second quarter and year-to-date 2022, gross margin increased $116 million and increased $291 million, respectively, compared to the same periods in 2021 driven by higher selling prices, partially offset by higher input cost inflation and transportation costs in all three segments.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

MARKETING AND ADMINISTRATIVE EXPENSES
In the second quarter and year-to-date 2022, marketing and administrative expenses increased $13 million and increased $23 million, respectively, compared to the same periods in 2021 driven primarily by higher general corporate expenses as business activities return to a more typical, post-pandemic level.
OTHER EXPENSE (INCOME), NET
In the second quarter and year-to-date 2022, other expenses increased $39 million and increased $59 million, respectively, compared to the same periods in 2021. For the second quarter, the increase was driven primarily by the $29 million impairment loss on the Chambéry, France assets held for sale. For year-to-date, the increase was primarily driven by the $29 million impairment loss on the Chambéry, France assets held for sale and lower gains on sale of certain precious metals of $30 million. The $27 million gain on sale of the Shanghai, China facility was offset by the comparison year-over-year to the $27 million of gains on settlements from contracts to purchase and sell wind-generated electricity in the same period in 2021.
INTEREST EXPENSE, NET
In the second quarter and year-to-date 2022, interest expense, net, decreased $7 million and decreased $12 million, respectively, compared to the same periods in 2021. The decrease was driven by lower long-term debt balances year over year due to the repayment of the senior notes due in 2022 and higher interest income.
INCOME TAX EXPENSE
Income tax expense for the three and six months ended June 30, 2022 was $119 million and $226 million, respectively. For the second quarter of 2022, the Company's effective tax rate was 26% and for the six months ended June 30, 2022, the Company's effective tax rate was 26%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2022 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, foreign rate differential and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2022 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, foreign rate differential and other discrete adjustments.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is not reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions.

Income tax expense for the three and six months ended June 30, 2021 was $97 million and $156 million. For the second quarter of 2021, the Company's effective tax rate was 25% and for the six months ended June 30, 2021 the Company's effective tax rate was 24%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2021 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, excess tax benefits related to stock compensation, and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2021 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, adjustments to valuation allowances against certain deferred tax assets, excess tax benefits related to stock compensation, and other discrete adjustments.

Restructuring, Acquisition and Divestiture-Related Costs
The Company has incurred restructuring, transaction and integration costs related to acquisitions and divestitures, along with restructuring and other exit costs in connection with its global cost reduction and productivity initiatives and Company's growth strategy. These costs are recorded within Corporate, Other and Eliminations. Please refer to Note 10 of the Consolidated Financial Statements for further information on the nature of these costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2022	2021	2022	2021
Restructuring costs	Cost of sales	$(7)	$(1)	$(13)	$(2)
Restructuring costs	Marketing and administrative expenses	(3)	(1)	(3)	(1)
Severance	Other expense (income), net	(1)	2	(1)	2
Other exit costs	Other expense (income), net	(29)	1	(29)	1
Acquisition-related costs	Marketing and administrative expenses	(3)	—	(3)	—
Gain on sale of Shanghai, China facility	Other expense (income), net	—	—	27	—
Total restructuring, acquisition and divestiture-related costs		$(43)	$(1)	$(22)	$(2)

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restructuring costs	$(11)	$(1)	$(17)	$(2)
Gain on sale of Shanghai, China facility	—	—	27	—
Gains on sale of certain precious metals	7	21	11	41
Acquisition-related costs	(3)	—	(3)	—
Impairment loss on Chambery, France assets held for sale	(29)	—	(29)	—
Total adjusting items	$(36)	$20	$(11)	$39

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from Net earnings attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$343	$298	$647	$508
Net earnings attributable to non-redeemable and redeemable noncontrolling interests	—	—	3	—
NET EARNINGS	343	298	650	508
Equity in net (loss) earnings of affiliates	(1)	—	(1)	1
Income tax expense	119	97	226	156
EARNINGS BEFORE TAXES	463	395	877	663
Interest expense, net	26	33	54	66
EARNINGS BEFORE INTEREST AND TAXES	489	428	931	729
Less: Adjusting items from above	(36)	20	(11)	39
ADJUSTED EBIT	$525	$408	$942	$690

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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$719	$583	$1,433	$1,142
% change from prior year	23%	46%	25%	28%
EBIT	$154	$98	$308	$177
EBIT as a % of net sales	21%	17%	21%	15%
Depreciation and amortization expense	$48	$39	$91	$77

NET SALES

In our Composites segment, net sales in the second quarter of 2022 increased $136 million compared to the same period in 2021. The increase was primarily driven by higher selling prices of $131 million. Favorable customer mix of $14 million and the $13 million impact of the acquisition of vliepa GmbH in July 2021 were partially offset by the $18 million unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

For year-to-date 2022, net sales in our Composites segment increased $291 million compared to the same period in 2021. The increase was driven by higher selling prices of $261 million. Favorable customer mix of $42 million and the acquisition of vliepa GmbH in July 2021 were partially offset by the $34 million unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT

In our Composites segment, EBIT in the second quarter of 2022 increased $56 million compared to the same period in 2021. Higher selling prices of $131 million and favorable customer mix more than offset $50 million of input cost inflation and $14 million in higher transportation costs. The remaining variance was driven by unfavorable manufacturing performance and other one-time charges.

For the year-to-date 2022, EBIT in our Composites segment increased $131 million compared to the same period in 2021. Higher selling prices of $261 million and favorable customer mix more than offset $103 million of input cost inflation and $24 million in higher transportation costs. The remaining variance was driven by unfavorable manufacturing performance and other one-time charges.

OUTLOOK

Global glass reinforcements market demand has several economic indicators including residential, non-residential construction and manufacturing production indices, as well as global wind installations. The Company anticipates relatively stable market conditions, with continued input cost inflation, supply chain uncertainties and primary labor availability. The Russian invasion of Ukraine is creating uncertainty in global markets and putting further pressure on already-fragile global supply chains. The Company is closely monitoring the evolving situation and remains focused on managing costs, capital expenditures, and working capital.
Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$934	$806	$1,793	$1,506
% change from prior year	16%	35%	19%	26%
EBIT	$157	$112	$286	$194
EBIT as a % of net sales	17%	14%	16%	13%
Depreciation and amortization expense	$51	$53	$104	$104

NET SALES

In our Insulation segment, net sales in the second quarter of 2022 increased $128 million compared to the same period in 2021. The increase was driven by higher selling prices of $142 million partially offset by slightly lower sales volumes. Favorable customer and product mix were offset by the $31 million unfavorable impact of translating sales denominated in foreign currencies into United States dollars

For year-to-date 2022, net sales in our Insulation segment increased $287 million compared to the same period in 2021. The increase was driven by higher selling prices of $259 million and slightly higher sales volumes. Favorable customer and product mix were offset by the $46 million unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

EBIT

In our Insulation segment, EBIT in the second quarter of 2022 increased $45 million compared to the same period in 2021. Higher selling prices of $142 million and favorable customer mix more than offset $82 million of input cost inflation, $15 million in higher transportation costs and higher selling, general and administrative expenses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the year-to-date 2022, EBIT in our Insulation segment increased $92 million compared to the same period in 2021. Higher selling prices of $259 million, higher sales volumes and favorable customer mix more than offset $157 million of input cost inflation, $29 million in higher transportation costs and higher selling, general and administrative expenses.
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
During the second quarter of 2022, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.652 million, up from an annual average of approximately 1.568 million starts in the second quarter of 2021.

The Company expects both the North American new residential construction market and global commercial and industrial construction markets to remain positive, with continued input cost inflation, supply chain uncertainties and primary labor availability. The Russian invasion of Ukraine is creating uncertainty in global markets and putting further pressure on already-fragile global supply chains. The Company is closely monitoring the evolving situation and remains focused on managing costs, capital expenditures, and working capital.
Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$1,018	$917	$1,856	$1,628
% change from prior year	11%	35%	14%	32%
EBIT	$258	$234	$434	$390
EBIT as a % of net sales	25%	26%	23%	24%
Depreciation and amortization expense	$17	$14	$31	$29

NET SALES

In our Roofing segment, net sales in the second quarter of 2022 increased $101 million compared to the same period in 2021. Higher selling prices of $153 million and higher-third party asphalt sales of $18 million were partially offset by lower sales volumes of approximately 6% and unfavorable product mix.

For year to date 2022, net sales in our Roofing segment increased $228 million compared to the same period in 2021. Higher selling prices of $273 million and higher-third party asphalt sales of $25 million were partially offset by lower sales volumes of approximately 3% and unfavorable product mix.
EBIT

In our Roofing segment, EBIT in the second quarter of 2022 increased $24 million compared to the same period in 2021. Higher selling prices of $153 million more than offset input cost inflation, primarily asphalt, of $92 million, $11 million of higher transportation costs and the impact of lower sales volumes.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For year-to-date 2022, EBIT in our Roofing segment increased $44 million compared to the same period in 2021. Higher selling prices of $273 million more than offset input cost inflation, primarily asphalt, of $161 million and $19 million of higher transportation costs. The impact of selling higher cost inventory, resulting from planned maintenance downtime taken in the fourth quarter of 2021, negatively impacted EBIT by approximately $17 million compared to the same period last year, as significantly less downtime was taken in the fourth quarter of 2020. The remaining variance was driven by the impact of lower sales volumes and higher selling, general and administrative expenses, as the business returns to more normal post-COVID activities.
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

Despite strength in the U.S. asphalt shingle market, the Company will continue to evaluate economic factors such as input cost inflation, supply chain uncertainties and primary labor availability. The Company will continue to focus on managing costs, capital expenditures, and working capital.
Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restructuring costs	$(11)	$(1)	$(17)	$(2)
Gain on sale of Shanghai, China facility	—	—	27	—
Gains on sale of certain precious metals	7	21	11	41
Acquisition-related costs	(3)	—	(3)	—
Impairment loss on Chambery, France assets held for sale	(29)	—	(29)	—
General corporate expense and other	(44)	(36)	(86)	(71)
EBIT	$(80)	$(16)	$(97)	$(32)
Depreciation and amortization	$22	$16	$44	$31

EBIT
In Corporate, Other and Eliminations, EBIT expenses for the second quarter of 2022 were higher by $64 million compared to the same period in 2021, primarily driven by the impairment loss on Chambéry, France assets held for sale, higher restructuring charges and lower gains on sale of certain precious metals. For the year-to-date 2022, EBIT expenses in Corporate, Other and Eliminations were higher by $65 million, primarily driven by the impairment loss on Chambéry, France assets held for sale, higher restructuring charges and lower gains on sale of certain precious metals offset by the gain on the sale of the Shanghai, China facility.
General corporate expense and other for the second quarter 2022 were higher by $8 million compared to the same period in 2021. For year-to-date, general corporate expense and other were higher by $15 million compared to the same period in 2021. For the quarter and year-to-date, the increase was primarily driven by higher general corporate expenses as business activities return to a more typical, post-pandemic level.
OUTLOOK
In 2022, we estimate general corporate expenses to be in the range of $170 million and $180 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary sources of liquidity are its balance of Cash and cash equivalents of $810 million as of June 30, 2022, its Senior Revolving Credit Facility and its Receivables Securitization Facility (each as defined below).

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

	Balance at June 30, 2022
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	N/A	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279
The Receivables Securitization Facility and Senior Revolving Credit Facility mature in 2024 and 2026, respectively. The Company has no significant debt maturities of senior notes before the fourth quarter of 2024. As of June 30, 2022, the Company had $3.0 billion of total debt and cash and cash equivalents of $810 million. The agreements governing our Senior Revolving Credit Facility and Receivables Securitization Facility contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. We were in compliance with these covenants as of June 30, 2022.
In June 2022, the Senior Revolving Credit Facility was amended to allow the Company to continue to operate in comprehensively sanctioned countries so long as it is not violating any sanctions.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of June 30, 2022, and December 31, 2021, the Company had $227 million and $156 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with Accounting Standards Codification (ASC) 740 based on the laws as of enactment of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017.
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
Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2021 Form 10-K for more details on these material cash requirements. During the second quarter of 2022, there have been no material changes to our expected uses of cash and contractual obligations.

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
The payables associated with suppliers choosing to voluntarily participate in the Programs were presented within Accounts payable on the Consolidated Balance Sheets, and totaled $258 million and $226 million as of June 30, 2022 and December 31, 2021, respectively. The amounts paid which are associated with suppliers once they chose to voluntarily participate in the Programs for the six months ended June 30, 2022 and 2021 were $304 million and $235 million, respectively, with all activity related to the obligations presented within operating activities on the Consolidated Statements of Cash Flows.
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
Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$810	$888
Net cash flow provided by operating activities	$624	$702
Net cash flow used for investing activities	$(340)	$(213)
Net cash flow used for financing activities	$(429)	$(320)
Availability on the Senior Revolving Credit Facility	$796	$796
Availability on the Receivables Securitization Facility	$279	$279
Cash and cash equivalents: Cash and cash equivalents as of June 30, 2022 decreased $78 million compared to June 30, 2021 primarily driven by increased cash outflows from investing and financing activities, offset by higher earnings.
Operating activities: For the six months ended June 30, 2022, the Company's operating activities provided $624 million of cash compared to $702 million provided in the same period in 2021. The change in cash provided by operating activities was due to an increase in operating assets, specifically receivables and inventory, in 2022 compared to the same period of 2021.
Investing activities: Net cash flow used for investing activities increased $127 million for the six months ended June 30, 2022 compared to the same period of 2021, primarily driven by higher year-over-year spending on acquisitions.
Financing activities: Net cash used for financing activities was $429 million for the six months ended June 30, 2022, compared to net cash used for financing activities of $320 million in the same period in 2021. The change was primarily due to higher purchases of treasury stock and increase in dividends paid.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Notes 4, 11, and 12 of the Consolidated Financial Statements.
SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incident Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended June 30, 2022, our RIR was 0.81 as compared to 0.51 in the same period a year ago. For the six months ended June 30, 2022, our RIR was 0.70 compared to 0.58 in the same period a year ago.
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
Please refer to Note 13 of the Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” "appear," "assume," “believe,” “estimate,” “expect,” "forecast," “intend,” “likely,” “may,” “plan,” “project,” "seek," "should," “strategy,” "will" and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors and actual results may differ materially from those results projected in the statements. These risks, uncertainties and other factors include, without limitation:

•industry and economic conditions including but not limited to, supply chain disruptions, recessionary conditions, inflationary pressures and interest rate volatility, that affect the market and operating conditions of our customers, suppliers or lenders;
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
•domestic and international economic and political conditions, policies or other governmental actions, as well as war and civil disturbance (such as Russia's invasion of Ukraine);
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the six months ended June 30, 2022. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2021 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS
Information required by this item is incorporated by reference to Note 13 of the Consolidated Financial Statements, Contingent Liabilities and Other Matters.

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2022	1,000,795		$86.31	1,000,000	9,897,220
May 1-31, 2022	1,981		93.34	—	9,897,220
June 1-30, 2022	—		—	—	9,897,220
Total	1,002,776	*	$86.32	1,000,000	9,897,220

*    The Company retained an aggregate of 2,776 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.
**    On February 14, 2022, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the "Repurchase Authorization"). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company's discretion. The Company repurchased 1.0 million shares of its common stock for $86 million during the three months ended June 30, 2022 under the Repurchase Authorization. As of June 30, 2022, 9.9 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	First Amendment to Amended and Restated Credit Agreement, dated as of June 13, 2022, by and among Owens Corning and Wells Fargo Bank, National Association (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings; (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	July 27, 2022	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Chief Financial Officer

Date:	July 27, 2022	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller