Form 10-Q
period 2022-09-30
Owens Corning
filed 2022-10-26
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐           No ☑

As of October 21, 2022, 93,456,304 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
NET SALES	$2,529	$2,213	$7,476	$6,367
COST OF SALES	1,836	1,617	5,430	4,709
Gross margin	693	596	2,046	1,658
OPERATING EXPENSES
Marketing and administrative expenses	201	186	586	548
Science and technology expenses	26	21	73	63
Gain on equity method investment	(130)	—	(130)	—
Other income, net	(12)	(3)	(18)	(68)
Total operating expenses	85	204	511	543
OPERATING INCOME	608	392	1,535	1,115
Non-operating income	(2)	(2)	(6)	(8)
EARNINGS BEFORE INTEREST AND TAXES	610	394	1,541	1,123
Interest expense, net	28	31	82	97
Loss on extinguishment of debt	—	9	—	9
EARNINGS BEFORE TAXES	582	354	1,459	1,017
Income tax expense	114	94	340	250
Equity in net earnings (loss) of affiliates	1	(1)	—	—
NET EARNINGS	469	259	1,119	767
Net (loss) earnings attributable to non-redeemable and redeemable noncontrolling interests	(1)	(1)	2	(1)
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$470	$260	$1,117	$768
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$4.88	$2.52	$11.42	$7.36
Diluted	$4.84	$2.50	$11.32	$7.30
WEIGHTED AVERAGE COMMON SHARES
Basic	96.3	103.1	97.8	104.4
Diluted	97.1	103.9	98.7	105.2
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET EARNINGS	$469	$259	$1,119	$767
Other comprehensive (loss) income, net of tax:
Currency translation adjustment (net of tax of $0 and $(1) for the three months ended September 30, 2022 and 2021, respectively, and $(1) and $(2) for the nine months ended September 30, 2022 and 2021, respectively)	(161)	(35)	(243)	(48)
Pension and other postretirement adjustment (net of tax of $0 and $(10) for the three months ended September 30, 2022 and 2021, and $(1) and $(10) for the nine months ended September 30, 2022 and 2021, respectively)	6	33	15	31
Hedging adjustment (net of tax of $(2) and $(5) for the three months ended September 30, 2022 and 2021, respectively, and $(9) and $(8) for the nine months ended September 30, 2022 and 2021, respectively)	6	12	29	22
Total other comprehensive (loss) income, net of tax	(149)	10	(199)	5
COMPREHENSIVE EARNINGS	320	269	920	772
Comprehensive (loss) attributable to non-redeemable and redeemable noncontrolling interests	(2)	(1)	(2)	(1)
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$322	$270	$922	$773

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	September 30, 2022	December 31, 2021
CURRENT ASSETS
Cash and cash equivalents	$751	$959
Receivables, less allowance of $10 at September 30, 2022 and $9 at December 31, 2021	1,304	939
Inventories	1,322	1,078
Other current assets	190	121
Total current assets	3,567	3,097
Property, plant and equipment, net	3,660	3,873
Operating lease right-of-use assets	182	158
Goodwill	1,367	990
Intangible assets	1,677	1,617
Deferred income taxes	17	31
Other non-current assets	251	249
TOTAL ASSETS	$10,721	$10,015
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,320	$1,095
Current operating lease liabilities	51	49
Other current liabilities	643	553
Total current liabilities	2,014	1,697
Long-term debt, net of current portion	2,988	2,960
Pension plan liability	56	77
Other employee benefits liability	152	157
Non-current operating lease liabilities	132	109
Deferred income taxes	398	376
Other liabilities	295	304
Total liabilities	6,035	5,680
Redeemable noncontrolling interest	25	—
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,124	4,092
Accumulated earnings	3,719	2,706
Accumulated other comprehensive deficit	(776)	(581)
Cost of common stock in treasury (c)	(2,428)	(1,922)
Total Owens Corning stockholders’ equity	4,640	4,296
Noncontrolling interests	21	39
Total equity	4,661	4,335
TOTAL LIABILITIES AND EQUITY	$10,721	$10,015
(a)10 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021
(b)400 shares authorized; 135.5 issued and 94.7 outstanding at September 30, 2022; 135.5 issued and 100.4 outstanding at December 31, 2021
(c)40.8 shares at September 30, 2022 and 35.1 shares at December 31, 2021
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2021	100.4	$1	35.1	$(1,922)	$4,092	$2,706	$(581)	$39	$4,335
Net earnings attributable to Owens Corning	—	—	—	—	—	304	—	—	304
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	3	3
Currency translation adjustment	—	—	—	—	—	—	(27)	(1)	(28)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	3	—	3
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	24	—	24
Purchases of noncontrolling interest	—	—	—	—	8	—	—	(17)	(9)
Issuance of common stock under share-based payment plans	0.4	—	(0.4)	21	(21)	—	—	—	—
Purchases of treasury stock	(2.7)	—	2.7	(243)	—	—	—	—	(243)
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Dividends declared (d)	—	—	—	—	—	(36)	—	—	(36)
Balance at March 31, 2022	98.1	$1	37.4	$(2,144)	$4,091	$2,974	$(581)	$24	$4,365
Net earnings attributable to Owens Corning	—	—	—	—	—	343	—	—	343
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	(52)	(2)	(54)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	6	—	6
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.1	—	(0.1)	9	3	—	—	—	12
Purchases of treasury stock	(1.0)	—	1.0	(87)	—	—	—	—	(87)
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared (d)	—	—	—	—	—	(35)	—	—	(35)
Balance at June 30, 2022	97.2	$1	38.3	$(2,222)	$4,107	$3,282	$(628)	$22	$4,562
Net earnings attributable to Owens Corning	—	—	—	—	—	470	—	—	470
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	—	(1)	—	—	—	(1)
Currency translation adjustment	—	—	—	—	—	—	(160)	(1)	(161)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	6	—	6
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	6	—	6
Issuance of common stock under share-based payment plans	—	—	—	—	5	—	—	—	5
Purchases of treasury stock	(2.5)	—	2.5	(206)	—	—	—	—	(206)
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared (d)	—	—	—	—	—	(33)	—	—	(33)
Balance at September 30, 2022	94.7	$1	40.8	$(2,428)	$4,124	$3,719	$(776)	$21	$4,661

(a)Additional Paid in Capital ("APIC")
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Quarterly dividend declarations of $0.35 per share as of September 30, 2022, June 30, 2022 and March 31, 2022

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2020	105.6	$1	29.9	$(1,400)	$4,059	$1,829	$(588)	$40	$3,941
Net earnings attributable to Owens Corning	—	—	—	—	—	210	—	—	210
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	(45)	(1)	(46)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	1	—	1
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	12	—	12
Issuance of common stock under share-based payment plans	0.5	—	(0.5)	22	(15)	—	—	—	7
Purchases of treasury stock	(1.8)	—	1.8	(142)	—	—	—	—	(142)
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Cumulative effect of accounting change	—	—	—	—	—	—	—	—	—
Dividends declared (d)	—	—	—	—	—	(28)	—	—	(28)
Balance at March 31, 2021	104.3	$1	31.2	$(1,520)	$4,056	$2,011	$(620)	$39	$3,967
Net earnings attributable to Owens Corning	—	—	—	—	—	298	—	—	298
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	32	—	32
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(3)	—	(3)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(2)	—	(2)
Issuance of common stock under share-based payment plans	0.3	—	(0.3)	14	(4)	—	—	—	10
Purchases of treasury stock	(1.3)	—	1.3	(131)	—	—	—	—	(131)
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Cumulative effect of accounting change (d)	—	—	—	—	—	—	—	—	—
Dividends declared (d)	—	—	—	—	—	(27)	—	—	(27)
Balance at June 30, 2021	103.3	$1	32.2	$(1,637)	$4,064	$2,282	$(593)	$39	$4,156
Net earnings attributable to Owens Corning	—	—	—	—	—	260	—	—	260
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Currency translation adjustment	—	—	—	—	—	—	(35)	1	(34)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	33	—	33
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	12	—	12
Purchases of treasury stock	(1.7)	—	1.7	(162)	—	—	—	—	(162)
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Dividends declared (d)	—	—	—	—	—	(27)	—	—	(27)
Balance at September 30, 2021	101.6	1.0	33.9	(1,799)	4,076	2,515	(583)	39	4,249

(a)Additional Paid in Capital ("APIC")
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Quarterly dividend declarations of $0.26 per share as of September 30, 2021, June 30, 2021 and March 31, 2021

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2022	2021
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$1,119	$767
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	400	370
Deferred income taxes	48	54
Provision for pension and other employee benefits liabilities	2	2
Stock-based compensation expense	38	36
Gains on sale of certain precious metals	(18)	(41)
Loss on extinguishment of debt	—	9
Gain on equity method investment	(130)	—
Other adjustments to reconcile net earnings to cash provided by operating activities	(1)	14
Changes in operating assets and liabilities	(333)	(26)
Pension fund contribution	(5)	(5)
Payments for other employee benefits liabilities	(5)	(9)
Other	(30)	(3)
Net cash flow provided by operating activities	1,085	1,168
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(306)	(243)
Proceeds from the sale of assets or affiliates	103	70
Investment in subsidiaries and affiliates, net of cash acquired	(417)	(42)
Derivative settlements	52	(23)
Other	(5)	(4)
Net cash flow used for investing activities	(573)	(242)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Payments on long-term debt	—	(193)
Purchases of noncontrolling interest	(9)	—
Net decrease in short-term debt	(5)	1
Dividends paid	(103)	(81)
Purchases of treasury stock	(536)	(435)
Other	(22)	(8)
Net cash flow used for financing activities	(675)	(716)
Effect of exchange rate changes on cash	(45)	(7)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(208)	203
Cash, cash equivalents and restricted cash at beginning of period	966	724
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$758	$927

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2021 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("U.S."). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). Certain reclassifications have been made to the periods presented for 2021 to conform to the classifications used in the periods presented for 2022.
Revenue Recognition

As of December 31, 2021, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $76 million, of which $16 million was recognized as revenue in the first nine months of 2022. As of September 30, 2022, our contract liability balances totaled $86 million.

Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $7 million as of September 30, 2022, December 31, 2021, September 30, 2021 and December 31, 2020. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

Related Party Transactions

In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $42 million and $102 million for the three and nine months ended September 30, 2022, respectively, and $23 million and $70 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, amounts due to the related party supplier were $9 million and $1 million, respectively.

Accounting Pronouncements

The following table summarizes recent Accounting Standards Updates (ASU's) issued by the Financial Accounting Standards Board (FASB) that had an impact or could have an impact on the Company's Consolidated Financial Statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently issued standards:
ASU 2021-10 "Government Assistance (Topic 832)"	This standard modifies the annual disclosure requirements for business entities that receive government assistance and use a grant or contribution accounting model by analogy to other account guidance.	January 1, 2022
We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statements. The Company has adopted ASU 2021-10 for the year ending December 31, 2022 and will provide the required disclosures, if material.

ASU 2022-04 "Liabilities—Supplier Finance Programs (Subtopic 405-50)"	This standard modifies the annual and interim disclosure requirements for entities which participate in a supplier finance program.	January 1, 2023	We are currently assessing the impact which the adoption of this standard will have on our Consolidated Financial Statements.The Company will adopt this ASU for interim periods beginning January 1, 2023.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2.    SEGMENT INFORMATION
The Company has three reportable segments: Composites, Insulation and Roofing. Accounting policies for the segments are the same as those for the Company. The Company’s three reportable segments are defined as follows:
Composites – Within our Composites segment, the Company manufactures, fabricates and sells glass reinforcements in the form of fiber. Glass reinforcement materials are also used by the Composites segment to manufacture and sell high value applications in the form of fabrics, non-wovens and other specialized products.
Insulation – Within our Insulation segment, the Company manufactures and sells thermal and acoustical batts, loosefill insulation, spray foam insulation, foam sheathing and accessories. It also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, bonded and granulated mineral wool insulation, cellular glass insulation, and foam insulation used in above- and below-grade construction applications.
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

	For the three months ended September 30, 2022
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$96	$400	$912	$(75)	$1,333
U.S. commercial and industrial	222	204	54	—	480
Total United States	318	604	966	(75)	1,813
Europe	141	201	5	(2)	345
Asia-Pacific	126	42	1	—	169
Rest of world	53	118	31	—	202
NET SALES	$638	$965	$1,003	$(77)	$2,529

	For the three months ended September 30, 2021
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$83	$312	$796	$(60)	$1,131
U.S. commercial and industrial	163	181	38	—	382
Total United States	246	493	834	(60)	1,513
Europe	161	179	5	(2)	343
Asia-Pacific	136	48	1	—	185
Rest of world	48	95	29	—	172
NET SALES	$591	$815	$869	$(62)	$2,213

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.    SEGMENT INFORMATION (continued)

	For the nine months ended September 30, 2022
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$277	$1,125	$2,620	$(204)	$3,818
U.S. commercial and industrial	657	585	125	(3)	1,364
Total United States	934	1,710	2,745	(207)	5,182
Europe	543	611	16	(5)	1,165
Asia-Pacific	422	118	5	—	545
Rest of world	172	319	93	—	584
NET SALES	$2,071	$2,758	$2,859	$(212)	$7,476

	For the nine months ended September 30, 2021
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$241	$860	$2,302	$(181)	$3,222
U.S. commercial and industrial	471	520	93	—	1,084
Total United States	712	1,380	2,395	(181)	4,306
Europe	484	526	13	(3)	1,020
Asia-Pacific	403	137	6	—	546
Rest of world	134	278	83	—	495
NET SALES	$1,733	$2,321	$2,497	$(184)	$6,367

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.    SEGMENT INFORMATION (continued)

The following table summarizes EBIT by segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reportable Segments
Composites	$126	$101	$434	$278
Insulation	173	124	459	318
Roofing	229	212	663	602
Total reportable segments	528	437	1,556	1,198
Restructuring costs	(12)	(20)	(29)	(22)
Gain on sale of Shanghai, China facility	—	—	27	—
Gain on sale of land in India	—	15	—	15
Gains on sale of certain precious metals	7	—	18	41
Recognition of acquisition inventory fair value step-up	—	(1)	—	(1)
Acquisition-related costs	(2)	—	(5)	—
Impairment loss on Chambery, France assets held for sale	—	—	(29)	—
Gain on remeasurement of Fiberteq equity investment	130	—	130	—
General corporate expense and other	(41)	(37)	(127)	(108)
Total corporate, other and eliminations	82	(43)	(15)	(75)
EBIT	$610	$394	$1,541	$1,123

3.    INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2022	December 31, 2021
Finished goods	$833	$672
Materials and supplies	489	406
Total inventories	$1,322	$1,078

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2022 and December 31, 2021, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	September 30, 2022	December 31, 2021
Derivative assets designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other current assets	$—	$5
Cross-currency swaps	Other non-current assets	$—	$1
Cash flow hedges:
Natural gas forward swaps	Other current assets	$38	$16
Treasury interest rate lock	Other current assets	$32	$11
Derivative liabilities designated as hedging instruments:
Net investment hedges:
Cross-currency swaps	Other liabilities	$—	$1
Cash flow hedges:
Natural gas forward swaps	Other current liabilities	$9	$5
Foreign exchange forward contracts	Other current liabilities	$1	$2
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$11	$1
Treasury interest rate lock	Other current assets	$6	$—
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$1	$6

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2022	2021	2022	2021
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of gain reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$(21)	$(4)	$(47)	$(6)
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$—	$(1)	$(1)	$(4)
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of gain recognized in earnings (b)	Other income, net	$(26)	$(14)	$(54)	$(30)
Treasury interest rate lock:
Amount of gain recognized in earnings	Other income, net	$(6)	$—	$(6)	$—
(a)Accumulated Other Comprehensive Earnings (Deficit) ("AOCI")
(b)Gains related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other income, net. Please refer to the "Other Derivatives" section below for additional detail.

Consolidated Statements of Comprehensive Earnings Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (in millions):

		Amount of (Gain) Loss Recognized in Comprehensive Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Type	Derivative Financial Instrument	2022	2021	2022	2021
Net investment hedge	Cross-currency swaps	$—	$(5)	$(5)	$(9)
Cash flow hedge	Natural gas forward swaps	$(4)	$(17)	$(17)	$(23)
Cash flow hedge	Treasury interest rate lock	$(2)	$—	$(21)	$(8)
Cash flow hedge	Foreign exchange forward contracts	$—	$—	$—	$1
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of September 30, 2022, the notional amounts of these natural gas forward swaps was 9 million MMBtu (or MMBtu equivalent) based on U.S. and European indices.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

In March 2020, the Company entered into a $175 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with the anticipated issuance of certain 10-year fixed rate senior notes. The Company has designated this outstanding forward U.S. Treasury rate lock agreement, which expires on December 15, 2022, as a cash flow hedge. The locked fixed rate of this agreement is 0.994%. In September 2022, the Company de-designated the instrument due to a change in the forecasted issuance of certain senior notes and re-designated the effective portion of the instrument which resulted in the recognition of a $6 million gain in the third quarter 2022.
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
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of September 30, 2022, the Company had notional amounts of $551 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to European Euro, Indian Rupee, Brazilian Real, South Korean Won, Chinese Yuan, and Hong Kong Dollar. In addition, the Company had notional amounts of $19 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Russian Ruble, Polish Złoty, and Norwegian Krone.

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

No testing was deemed necessary in the first nine months of 2022. The changes in the net carrying value of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Gross carrying amount at December 31, 2021	$75	$1,481	$397	$1,953
Acquisitions and Divestitures	356	60	—	416
Foreign Currency Translation	(3)	(64)	(7)	(74)
Gross carrying amount at September 30, 2022	428	1,477	390	2,295

Accumulated impairment losses at December 31, 2021	—	(963)	—	(963)
Foreign Currency Translation	—	35	—	35
Accumulated impairment losses at September 30, 2022	—	(928)	—	(928)

Balance, net of impairment, at September 30, 2022	$428	$549	$390	$1,367
Other Intangible Assets

The Company amortizes the cost of other intangible assets over their estimated useful lives which, individually, range up to 45 years. The Company's future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets.

There is one trade name used by our European building and technical insulation business within our Insulation segment that is at an increased risk of impairment. If assumptions or estimates with respect to the Company's future performance vary from what is expected, including those assumptions relating to interest rates and economic and geopolitical uncertainty in Europe, future impairment analyses could result in a decline in fair value that may trigger a future impairment charge. The affected asset had a carrying value of $139 million as of September 30, 2022.
Other intangible assets consist of the following (in millions):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$1,085	$—	$1,085	$1,096	$—	$1,096
Customer relationships	629	(230)	399	559	(218)	341
Technology	323	(179)	144	298	(168)	130
Other (a)	53	(4)	49	53	(3)	50
Total other intangible assets	$2,090	$(413)	$1,677	$2,006	$(389)	$1,617
(a)Other primarily includes emissions and quarry rights.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

Amortization expense for intangible assets for the three and nine months ended September 30, 2022 was $14 million and $37 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2021 was $12 million and $37 million, respectively. Amortization expense for intangible assets is estimated to be $17 million for the remainder of 2022.
The estimated amortization expense for intangible assets for the next five fiscal years ended December 31 is as follows (in millions):

Period	Amortization
2023	$66
2024	$63
2025	$56
2026	$40
2027	$32

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2022	December 31, 2021
Land	$205	$219
Buildings and leasehold improvements	1,225	1,265
Machinery and equipment	5,240	5,343
Construction in progress	387	387
	7,057	7,214
Accumulated depreciation	(3,397)	(3,341)
Property, plant and equipment, net	$3,660	$3,873

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 10% of total machinery and equipment as of both September 30, 2022 and December 31, 2021. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of about 3% of the outstanding carrying value.

Our production tooling needs in our Composites segment are changing in response to economic and technological factors. As a result, we exchanged certain precious metals used in production tooling for certain other precious metals to be used in production tooling. These non-cash investing activities are not included in Net cash flow used for investing activities in the Consolidated Statements of Cash Flows. During the three and nine months ended September 30, 2022, these non-cash exchanges resulted in a net increase to Machinery and equipment of $7 million and $18 million, respectively, and gains totaling $7 million and $18 million, respectively. During the three and nine months ended September 30, 2021, these non-cash exchanges resulted in a net increase to Machinery and equipment of less than $1 million and $41 million, respectively, and gains totaling less than $1 million and $41 million, respectively. The gains are included in Other income, net on the Consolidated Statements of Earnings and are reflected in the Corporate, Other and Eliminations reporting category. We do not expect these exchanges to materially impact our current or future capital expenditure requirements or rate of depletion.

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

On June 1, 2022, the Company acquired all of the outstanding assets of WearDeck®, a premium producer of composite weather-resistant decking for commercial and residential applications, for approximately $133 million, net of cash acquired. The acquisition advances the Composites business growth strategy to focus on high-value material solutions within the building and construction industry. The operating results and a preliminary purchase price allocation for WearDeck® have been included in the Composites segment within the Consolidated Financial Statements since the date of the acquisition. The purchase price allocation is preliminary and resulted in the recognition of $38 million in intangible assets and $68 million in goodwill. The intangible assets consist of indefinite-lived trademarks of $7 million, technology of $10 million with an estimated weighted average life of 11 years and customer relationships of $21 million with an estimated weighted average life of 15 years. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The pro-forma effect of this acquisition on revenues and earnings was not material.

On August 1, 2022, the Company acquired Natural Polymers, LLC ("Natural Polymers"), an innovative manufacturer of spray polyurethane foam insulation for building and construction applications for $111 million, net of cash acquired. The acquisition advances the Owens Corning strategy to strengthen the Company's core building and construction products and expand its addressable markets into higher-growth segments. The operating results and a preliminary purchase price allocation for Natural Polymers have been included in the Insulation segment within the Consolidated Financial Statements since the date of the acquisition. The purchase price allocation is preliminary and resulted in the recognition of $44 million in intangible assets and $60 million in goodwill. The intangible assets consist of indefinite-lived trademarks of $5 million, technology of $12 million with an estimated weighted average life of 6 years and customer relationships of $27 million with an estimated weighted average life of 17 years. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition.The pro-forma effect of this acquisition on revenues and earnings was not material.

On September 1, 2022, the Company acquired the remaining 50% interest in Fiberteq, LLC ("Fiberteq"), the joint venture between Owens Corning and IKO Industries, Ltd, which produces high-quality wet-formed fiberglass mat for roofing applications for $140 million, net of cash acquired. The acquisition advances the Composites strategy to focus on high-value material solutions and expands Owens Corning's capacity to produce non-woven mat. The Company's 50% interest in Fiberteq was accounted for as an equity-method investment and had a carrying value of $17 million at the acquisition date. The Company used the discounted cash flow method to remeasure the previously held equity method investment to its fair value of $147 million, resulting in the recognition of a gain of $130 million, which is recorded in Gain on equity method investment on the Consolidated Statements of Earnings. The operating results and a preliminary purchase price allocation for Fiberteq have been included in the Composites segment within the Consolidated Financial Statements since the date of the acquisition. The purchase price allocation is preliminary and resulted in the recognition of $62 million in intangible assets, which primarily consists of customer relationships with an estimated weighted average life of 3 years, a $62 million unfavorable contract liability and $247 million in goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The pro-forma effect of this acquisition on revenues and earnings was not material.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.    DIVESTITURES

On July 1, 2022, the Company finalized the sale of the European portion of the dry-use chopped strands ("DUCS") product line located in Chambéry, France, within the Composite's segment. As a result of this sale, the Company received $75 million, net of cash sold, in consideration. In the second quarter of 2022, the Company recorded a pre-tax charge of $29 million in Other income, net on the Consolidated Statements of Earnings to reflect fair value less cost to sell of these assets.

On September 13, 2022, the Company entered into an agreement to sell the Russian operations. The regulatory approval process, which is not considered perfunctory, is ongoing and could result in significant changes to key terms of the agreement. As a result of this uncertainty, management determined assets held for sale treatment had not been triggered as of September 30, 2022. Net sales from our Russian operations and its associated assets represent approximately 1% of annual consolidated net sales and consolidated assets, respectively.

9.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2021 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$81	$72
Amounts accrued for current year	16	17
Settlements of warranty claims	(9)	(10)
Ending balance	$88	$79

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

ACQUISITION AND DIVESTITURE-RELATED COSTS

During the first nine months of 2022, the Company incurred $5 million of transaction costs related to its announced acquisitions and divestitures. Please refer to Note 7 and Note 8 of the Consolidated Financial Statements for further information regarding these actions.

RESTRUCTURING RELATED-COSTS

Exit of DUCS Product Line
On July 1, 2022, the Company finalized the sale of the European portion of the dry-use chopped strands ("DUCS") product line located in Chambéry, France, within the Composite's segment. The Company recorded a pre-tax charge of $29 million in Other income, net on the Consolidated Statements of Earnings in the second quarter to reflect the fair value less cost to sell of the assets. Please refer to Note 8 of the Consolidated Financial Statements for further information. The Company also took decisions to convert the DUCS manufacturing facilities located in Anderson, South Carolina and Kimchon, Korea to produce other glass fiber products needed to support our growth strategy in building and construction applications. As a result, the Company recorded $3 million associated with these actions in 2022. The Company does not expect to recognize significant incremental costs related to these actions.

Roofing Restructuring Actions
In December 2021, the Company took actions to restructure operations within the Roofing segment's components product line by relocating production assets from China to India which will allow the business to optimize its manufacturing network and support a tariff mitigation strategy. During the first nine months of 2022, the Company recorded $2 million of charges primarily related to other exit costs. The Company expects to recognize $4 million of incremental charges related to these actions.

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

During the first nine months of 2022, the Company recorded $22 million of charges, primarily related to accelerated depreciation, associated with this agreement.

2020 Insulation Restructuring Actions

During the fourth quarter of 2020, the Company took actions to avoid future capital outlays and reduce costs in its global Insulation segment, mainly through decisions to close certain manufacturing facilities in Shanghai, China and Fresno, Texas, and optimize a facility in Parainen, Finland. During the first nine months of 2022, the Company recorded $2 million of charges primarily related to accelerated depreciation. The Company does not expect to recognize significant incremental costs related to these actions.

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

Consolidated Statements of Earnings Classification

The following table presents the impact and respective location of total restructuring, acquisition and divestiture-related costs on the Consolidated Statements of Earnings, which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of cost	Location	2022	2021	2022	2021
Accelerated depreciation	Cost of sales	$9	$6	$22	$8
Other exit costs	Cost of sales	1	—	4	—
Other exit costs	Marketing and administrative expenses	—	—	—	1
Severance	Other income, net	—	12	1	10
Other exit costs (gains)	Other income, net	2	(15)	4	(14)
Acquisition-related costs	Gain on equity method investment	(130)	—	(130)	—
Acquisition-related costs	Marketing and administrative expenses	2	—	5	—
Other exit costs	Non-operating income	—	2	—	2
Total restructuring, acquisition and divestiture-related (gains) costs		$(116)	$5	$(94)	$7

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company's restructuring activities (in millions):

	Exit DUCS Product Line	Roofing Components Restructuring Actions	Santa Clara Insulation Site	2020 Insulation Restructuring Actions	Acquisition- Related Restructuring
Balance at December 31, 2021	$—	$1	$13	$1	$5
Restructuring costs	3	2	22	2	—
Payments	—	(1)	(4)	(1)	(2)
Accelerated depreciation and other non-cash items	(2)	(2)	(19)	(1)	—
Balance at September 30, 2022	$1	$—	$12	$1	3
Cumulative charges incurred	$3	$7	$47	$29	$27
As of September 30, 2022, the remaining liability balance is comprised of $16 million of severance, which the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.200% senior notes, net of discount and financing fees, due 2024	$398	98%	$397	107%
3.400% senior notes, net of discount and financing fees, due 2026	397	92%	397	106%
3.950% senior notes, net of discount and financing fees, due 2029	446	89%	446	110%
3.875% senior notes, net of discount and financing fees, due 2030	298	87%	297	109%
7.000% senior notes, net of discount and financing fees, due 2036	368	103%	368	141%
4.300% senior notes, net of discount and financing fees, due 2047	589	75%	589	115%
4.400% senior notes, net of discount and financing fees, due 2048	390	75%	390	118%
Various finance leases, due through 2050 (a)	125	100%	99	100%
Other	2	N/A	2	N/A
Total long-term debt	3,013	N/A	2,985	N/A
Less – current portion (a)	25	100%	25	100%
Long-term debt, net of current portion	$2,988	N/A	$2,960	N/A
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2022.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of September 30, 2022. Please refer to the Credit Facility Utilization section below for liquidity information as of September 30, 2022.
Receivables Securitization Facility
The Company has a Receivables Purchase Agreement ("RPA") that is accounted for as secured borrowings in accordance with ASC 860, "Accounting for Transfers and Servicing." Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $280 million RPA with certain financial institutions. The Company has the ability to borrow at the lenders' cost of funds, which approximates A-1/P-1 commercial paper rates vs. LIBOR, plus a fixed spread. The current agreement also includes fallback language related to a benchmark reference rate replacement, when a LIBOR transition occurs. The RPA has been amended from time to time, with a maturity date in April 2024.
The RPA contains various covenants, including a maximum allowed leverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of September 30, 2022. Please refer to the Credit Facility Utilization section below for liquidity information as of September 30, 2022.
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

	Balance at September 30, 2022
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	N/A	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279
Short-Term Debt
Short-term borrowings were less than $1 million and $6 million as of September 30, 2022 and December 31, 2021, respectively. The short-term borrowings consisted of various operating lines of credit. The weighted average interest rate on all short-term borrowings was approximately 1.6% and 1.5% as of September 30, 2022 and December 31, 2021, respectively.

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
The following table provides information regarding pension expense recognized (in millions):

	Three Months Ended September 30,
	2022			2021
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$3	$1	$4	$1	$1	$2
Interest cost	6	3	9	6	3	9
Expected return on plan assets	(9)	(4)	(13)	(9)	(5)	(14)
Amortization of actuarial loss	2	—	2	3	1	4
Contractual termination benefit	—	—	—	2	—	2
Net periodic pension cost	$2	$—	$2	$3	$—	$3

	Nine Months Ended September 30,
	2022			2021
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$5	$3	$8	$4	$4	$8
Interest cost	18	8	26	17	7	24
Expected return on plan assets	(27)	(12)	(39)	(27)	(14)	(41)
Amortization of actuarial loss	8	1	9	9	3	12
Contractual termination benefit	—	—	—	2	—	2
Net periodic pension cost	$4	$—	$4	$5	$—	$5
The Company does not expect to contribute to the U.S. pension plans during 2022. The Company expects to contribute $20 million in cash to non-U.S. plans during 2022. The Company made cash contributions of $5 million to the non-U.S. plans during the nine months ended September 30, 2022.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following table provides the components of net periodic benefit cost for aggregated U.S. and non-U.S. plans for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of Net Periodic Benefit Cost
Service cost	$—	$—	$1	$1
Interest cost	1	1	3	3
Amortization of prior service credit	—	—	—	(1)
Amortization of actuarial gain	(2)	(2)	(6)	(6)
Net periodic benefit income	$(1)	$(1)	$(2)	$(3)

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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of September 30, 2022, the Company was involved with a total of 23 sites worldwide, including 10 Superfund and state equivalent sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning reasonably estimates the costs of remediation to be paid over a period of years. The Company accrues an amount on an undiscounted basis, when a liability is probable and reasonably estimable. Actual cost may differ from these estimates for the reasons mentioned above. At September 30, 2022, the Company had an accrual totaling $5 million for these costs, of which the current portion is $1 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
14.    STOCK COMPENSATION

Description of the Plan

On April 18, 2019, the Company’s stockholders approved the Owens Corning 2019 Stock Plan (the “2019 Stock Plan”), which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance share awards. At September 30, 2022, the number of shares remaining available under the 2019 Stock Plan for all stock awards was approximately 2.7 million.

Prior to 2019, employees were eligible to receive stock awards under the Owens Corning 2016 Stock Plan and the Owens Corning 2013 Stock Plan.

Total Stock-Based Compensation Expense

Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total stock-based compensation expense	$13	$12	$38	$36

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
The Company has not granted stock options since the year ended December 31, 2014. As of September 30, 2022, there was no unrecognized compensation cost related to stock options and the range of exercise prices on outstanding stock options was $37.65 - $42.16.
The following table summarizes the Company’s stock option activity:

		Weighted-Average
	Number of Options	Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, December 31, 2021	55,900	$39.34	1.71	$3
Exercised	(22,100)	41.20
Outstanding, September 30, 2022	33,800	$38.13	1.24	$1
Exercisable, September 30, 2022	33,800	$38.13	1.24	$1

Restricted Stock Units
The Company has granted restricted stock units ("RSUs") under its stockholder approved stock plans. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three or four years. The Stock Plans allow alternate vesting schedules for death, disability, and retirement. The weighted average grant date fair value of RSUs granted in 2022 was $90.71.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    STOCK COMPENSATION (continued)

The following table summarizes the Company’s RSU plans:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2021	1,268,993	$62.25
Granted	360,856	90.71
Vested	(305,056)	67.49
Forfeited	(53,804)	75.11
Balance at September 30, 2022	1,270,989	$68.35
As of September 30, 2022, there was $39 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.42 years. The total grant date fair value of shares vested during the nine months ended September 30, 2022 and 2021 was $21 million and $25 million, respectively.
Performance Share Units
The Company has granted performance share units ("PSUs") as a part of its long-term incentive plan program. All outstanding performance grants will fully settle in stock. The amount of stock ultimately distributed from all performance shares is contingent on meeting internal Company-based metrics or an external-based stock performance metric.
In the nine months ended September 30, 2022, the Company granted both internal Company-based and external-based metric PSUs.
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
The following table provides a summary of the assumptions for PSUs granted in 2022:

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    STOCK COMPENSATION (continued)

PSU Summary
As of September 30, 2022, there was $23 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.75 years.
The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2021	309,971	$74.78
Granted	146,784	98.94
Forfeited	(12,051)	80.07
Balance at September 30, 2022	444,704	$82.59

Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan ("ESPP") is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company's stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan, which increased the number of shares available for issuance under the plan by 4.2 million shares. As of September 30, 2022, 3.7 million shares remain available for purchase.
Included in total stock-based compensation expense is $1 million and $4 million of expense related to the Company's ESPP recognized during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, the Company recognized expense of $1 million and $4 million, respectively, related to the Company's ESPP. As of September 30, 2022, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings attributable to Owens Corning	$470	$260	$1,117	$768
Weighted-average number of shares outstanding used for basic earnings per share	96.3	103.1	97.8	104.4
Non-vested restricted and performance shares	0.8	0.7	0.9	0.7
Options to purchase common stock	—	0.1	—	0.1
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	97.1	103.9	98.7	105.2
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$4.88	$2.52	$11.42	$7.36
Diluted	$4.84	$2.50	$11.32	$7.30
For the three and nine months ended September 30, 2022 and September 30, 2021, there were no non-vested RSUs or PSUs that had an anti-dilutive effect on earnings per share.
On February 14, 2022, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the "Repurchase Authorization"). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company's discretion. The Company repurchased 6.0 million shares of its common stock for $521 million during the nine months ended September 30, 2022, under the Repurchase Authorization. As of September 30, 2022, 7.4 million shares remain available for repurchase under the Repurchase Authorization.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax expense	$114	$94	$340	$250
Effective tax rate	20%	27%	23%	25%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2022 is primarily due to U.S. state and local income tax expense, non-taxable gain on acquisition, foreign rate differential and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2022 is primarily due to U.S. state and local income tax expense, non-taxable gain on acquisition, U.S. federal taxes on foreign earnings, adjustments to valuation allowances against certain deferred tax assets, excess tax benefits related to stock compensation, and other discrete adjustments.

On August 16, 2022, President Biden signed into law the “Inflation Reduction Act.” The company continues to evaluate the impact of the new law and awaits further guidance from the government.

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

The Company continues to assert indefinite reinvestment in accordance with Accounting Standards Codification ("ASC") 740 based on the laws as of enactment of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2022	2021	2022	2021
Currency Translation Adjustment
Beginning balance	$(358)	$(233)	$(279)	$(220)
Net investment hedge amounts classified into AOCI, net of tax	—	4	4	7
Loss on foreign currency translation	(160)	(39)	(243)	(55)
Other comprehensive (loss), net of tax	(160)	(35)	(239)	(48)
Ending balance	$(518)	$(268)	$(518)	$(268)
Pension and Other Postretirement Adjustment
Beginning balance	$(309)	$(374)	$(318)	$(372)
Amounts reclassified from AOCI to net earnings, net of tax (a)	—	2	2	4
Amounts classified into AOCI, net of tax	6	31	13	27
Other comprehensive income, net of tax	6	33	15	31
Ending balance	$(303)	$(341)	$(303)	$(341)
Hedging Adjustment
Beginning balance	$39	$14	$16	$4
Amounts reclassified from AOCI to net earnings, net of tax (b)	(16)	(3)	(35)	(5)
Amounts classified into AOCI, net of tax	22	15	64	27
Other comprehensive income, net of tax	6	12	29	22
Ending balance	$45	$26	$45	$26
Total AOCI ending balance	$(776)	$(583)	$(776)	$(583)

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
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $470 million in the third quarter of 2022, compared to $260 million in the same period of 2021. The Company reported $610 million in earnings before interest and taxes ("EBIT") for the third quarter of 2022 compared to $394 million in the same period of 2021. The Company generated $487 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the third quarter of 2022 compared to $400 million in the same period of 2021. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. Third quarter of 2022 EBIT performance compared to the same period of 2021 increased $25 million, $49 million, and $17 million in our Composites, Insulation, and Roofing segments, respectively. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $4 million.

Cash and cash equivalents were $751 million as of September 30, 2022, compared to $920 million as of September 30, 2021 as a result of increased cash outflows from investing activities, partially offset by higher earnings. In the nine months ended September 30, 2022, the Company's operating activities provided $1,085 million of cash flow, compared to $1,168 million in the same period in 2021 due to an increase in operating assets, specifically receivables and inventory, in 2022 compared to the same period of 2021.

As the Russian invasion of Ukraine evolves, we continue to closely monitor the potential impact on our businesses and our people. We believe that we have taken the necessary steps to ensure compliance with applicable regulatory restrictions on international trade and financial transactions associated with our Russian businesses. On September 13, 2022, the Company entered into an agreement to sell its Russian operations. The regulatory approval process, which is not considered perfunctory, is ongoing and could result in significant changes to key terms of the agreement. As a result of this uncertainty, management determined assets held for sale treatment had not been triggered as of September 30, 2022. We are working to expedite our exit, while remaining committed to the safety and security of our employees in the region. Net sales from our Russian operations and its associated assets represent approximately 1% of annual consolidated net sales and consolidated assets, respectively.

On September 1, 2022, the Company acquired the remaining 50% interest in Fiberteq, LLC ("Fiberteq"), the joint venture between Owens Corning and IKO Industries, Ltd, which produces high-quality wet-formed fiberglass mat for roofing applications for $140 million, net of cash acquired. The acquisition advances the Composites strategy to focus on high-value material solutions and expands Owens Corning's capacity to produce non-woven mat. The Company's 50% interest in Fiberteq was accounted for as an equity-method investment and had a carrying value of $17 million at the acquisition date. The Company used the discounted cash flow method to remeasure the previously held equity method investment to its fair value of $147 million, resulting in the recognition of a gain of $130 million, which is recorded in Gain on equity method investment on the Consolidated Statements of Earnings. The operating results and a preliminary purchase price allocation for Fiberteq have been included in the Composites segment within the Consolidated Financial Statements since the date of the acquisition. The purchase price allocation is preliminary and resulted in the recognition of $247 million in goodwill. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The pro-forma effect of this acquisition on revenues and earnings was not material.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On August 1, 2022, the Company acquired Natural Polymers, LLC ("Natural Polymers"), an innovative manufacturer of spray polyurethane foam insulation for building and construction applications for $111 million, net of cash acquired. The acquisition advances the Owens Corning strategy to strengthen the Company's core building and construction products and expand its addressable markets into higher-growth segments. The operating results and a preliminary purchase price allocation for Natural Polymers have been included in the Insulation segment within the Consolidated Financial Statements since the date of the acquisition. The purchase price allocation is preliminary and resulted in the recognition of $44 million in intangible assets and $60 million in goodwill. The intangible assets consist of indefinite-lived trademarks of $5 million, technology of $12 million with an estimated weighted average life of 6 years and customer relationships of $27 million with an estimated weighted average life of 17 years. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition.The pro-forma effect of this acquisition on revenues and earnings was not material.

On July 1, 2022, the Company finalized the sale of the European portion of the dry-use chopped strands ("DUCS") product line located in Chambéry, France, within the Composite's segment. As a result of this sale, the Company received consideration of $75 million, net of cash sold. In the second quarter of 2022, the Company recorded a pre-tax charge of $29 million in Other income, net on the Consolidated Statements of Earnings to reflect fair value less cost to sell of these assets.

On June 1, 2022, the Company acquired all of the outstanding assets of WearDeck®, a premium producer of composite weather-resistant decking for commercial and residential applications, for approximately $133 million, net of cash acquired. The acquisition advances the Composites business growth strategy to focus on high-value material solutions within the building and construction industry. The operating results and a preliminary purchase price allocation for WearDeck® have been included in the Composites segment within the Consolidated Financial Statements since the date of the acquisition. The purchase price allocation is preliminary and resulted in the recognition of $38 million in intangible assets and $68 million in goodwill. The intangible assets consist of indefinite-lived trademarks of $7 million, technology of $10 million with an estimated weighted average life of 11 years and customer relationships of $21 million with an estimated weighted average life of 15 years. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The pro-forma effect of this acquisition on revenues and earnings was not material.

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
On February 14, 2022, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the "Repurchase Authorization"). The Company repurchased 2.5 million shares of its common stock for $206 million in the third quarter of 2022 under the Repurchase Authorization. As of September 30, 2022, 7.4 million shares remained available for repurchase under the Repurchase Authorization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$2,529	$2,213	$7,476	$6,367
Gross margin	$693	$596	$2,046	$1,658
% of net sales	27%	27%	27%	26%
Marketing and administrative expenses	$201	$186	$586	$548
Gain on equity method investment	$(130)	$—	$(130)	$—
Other income, net	$(12)	$(3)	$(18)	$(68)
Earnings before interest and taxes	$610	$394	$1,541	$1,123
Interest expense, net	$28	$31	$82	$97
Loss on extinguishment of debt	$—	$9	$—	$9
Income tax expense	$114	$94	$340	$250
Net earnings attributable to Owens Corning	$470	$260	$1,117	$768
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the third quarter and year-to-date 2022, net sales increased $316 million and increased $1,109 million, respectively, compared to the same periods in 2021. For the third quarter and year-to-date, the increase in net sales was driven by higher selling prices and favorable customer mix which were partially offset by lower sales volumes and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.
GROSS MARGIN
In the third quarter and year-to-date 2022, gross margin increased $97 million and increased $388 million, respectively, compared to the same periods in 2021 driven by higher selling prices, partially offset by higher input cost inflation and transportation costs in all three segments.
MARKETING AND ADMINISTRATIVE EXPENSES
In the third quarter and year-to-date 2022, marketing and administrative expenses increased $15 million and increased $38 million, respectively, compared to the same periods in 2021 driven primarily by higher general corporate expenses as business activities return to a more typical, post-pandemic level.
GAIN ON EQUITY METHOD INVESTMENT
In the third quarter and year-to-date 2022, the Company remeasured the previously held equity method investment to its fair value of $147 million, resulting in the recognition of a non-cash gain of $130 million.

OTHER INCOME, NET

In the third quarter and year-to-date 2022, other income increased $9 million and decreased $50 million, respectively, compared to the same periods in 2021. For the third quarter, the increase was driven primarily by higher gains of the sale of certain precious metals. For year-to-date, the decrease was primarily driven by the $29 million impairment loss on the sale of our DUCS product line located in Chambery, France and $23 million in lower gains on sale of certain precious metals compared to the same period in 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE, NET
In the third quarter and year-to-date 2022, interest expense, net, decreased $3 million and decreased $15 million, respectively, compared to the same periods in 2021. For the third quarter, the decrease is mainly driven by higher interest income. For year-to-date 2022, the decrease was driven by lower long-term debt balances year over year due to the repayment of the senior notes due in 2022 and higher interest income.
LOSS ON EXTINGUISHMENT OF DEBT
During the third quarter of 2021, the Company recognized a $9 million loss on extinguishment of debt in connection with the make-whole call to repay the remaining portion of its outstanding 2022 senior notes.
INCOME TAX EXPENSE

Income tax expense for the three and nine months ended September 30, 2022 was $114 million and $340 million, respectively. For the third quarter of 2022, the Company's effective tax rate was 20% and for the nine months ended September 30, 2022, the Company's effective tax rate was 23%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2022 is primarily due to U.S. state and local income tax expense, non-taxable gain on acquisition, foreign rate differential and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2022 is primarily due to U.S. state and local income tax expense, non-taxable gain on acquisition, U.S. federal taxes on foreign earnings, foreign rate differential and other discrete adjustments.

The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is not reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions.
On August 16, 2022, President Biden signed into law the “Inflation Reduction Act.” The company continues to evaluate the impact of the new law and awaits further guidance from the government.

Income tax expense for the three and nine months ended September 30, 2021 was $94 million and $250 million, respectively. For the third quarter of 2021, the Company's effective tax rate was 27% and for the nine months ended September 30, 2021 the Company's effective tax rate was 25%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2021 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2021 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, adjustments to valuation allowances against certain deferred tax assets, excess tax benefits related to stock compensation and other discrete adjustments.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Restructuring, Acquisition and Divestiture-Related Costs
The Company has incurred restructuring, transaction and integration costs related to acquisitions and divestitures, along with restructuring and other exit costs in connection with its global cost reduction and productivity initiatives and the Company's growth strategy. These costs are recorded within Corporate, Other and Eliminations. Please refer to Note 10 of the Consolidated Financial Statements for further information on the nature of these costs.
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2022	2021	2022	2021
Restructuring costs	Cost of sales	$(10)	$(6)	$(26)	$(8)
Restructuring costs	Marketing and administrative expenses	—	—	—	(1)
Severance	Other income, net	—	(12)	(1)	(10)
Other exit costs	Other income, net	(2)	—	(2)	(1)
Gain on sale of land in India	Other income, net	—	15	—	15
Restructuring costs	Non-operating income	—	(2)	—	(2)
Acquisition-related costs	Marketing and administrative expenses	(2)	—	(5)	—
Gain on sale of Shanghai, China facility	Other income, net	—	—	27	—
Impairment loss on Chambery, France assets held for sale	Other income, net	—	—	(29)	—
Gain on remeasurement of Fiberteq equity investment	Gain on equity method investment	130	—	130	—
Recognition of acquisition inventory fair value step-up	Cost of sales	—	(1)	—	(1)
Total restructuring, acquisition and divestiture-related costs		$116	$(6)	$94	$(8)

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restructuring costs	$(12)	$(20)	$(29)	$(22)
Gain on sale of Shanghai, China facility	—	—	27	—
Gain on sale of land in India	—	15	—	15
Gains on sale of certain precious metals	7	—	18	41
Gain on remeasurement of Fiberteq equity investment	130	—	130	—
Acquisition-related costs	(2)	—	(5)	—
Impairment loss on Chambery, France assets held for sale	—	—	(29)	—
Recognition of acquisition inventory fair value step-up	—	(1)	—	(1)
Total adjusting items	$123	$(6)	$112	$33

The reconciliation from Net earnings attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$470	$260	$1,117	$768
Net (loss) earnings attributable to non-redeemable and redeemable noncontrolling interests	(1)	(1)	2	(1)
NET EARNINGS	469	259	1,119	767
Equity in net earnings (loss) of affiliates	1	(1)	—	—
Income tax expense	114	94	340	250
EARNINGS BEFORE TAXES	582	354	1,459	1,017
Interest expense, net	28	31	82	97
Loss on extinguishment of debt	—	9	—	9
EARNINGS BEFORE INTEREST AND TAXES	610	394	1,541	1,123
Less: Adjusting items from above	123	(6)	112	33
ADJUSTED EBIT	$487	$400	$1,429	$1,090

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
Composites

The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Composites segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$638	$591	$2,071	$1,733
% change from prior year	8%	13%	20%	23%
EBIT	$126	$101	$434	$278
EBIT as a % of net sales	20%	17%	21%	16%
Depreciation and amortization expense	$40	$42	$131	$119

NET SALES

In our Composites segment, net sales in the third quarter of 2022 increased $47 million compared to the same period in 2021. The increase was driven by higher selling prices of $100 million, partially offset by lower sales volumes of approximately 7%. Favorable customer mix of $15 million was more than offset by the $19 million unfavorable impact of translating sales denominated in foreign currencies into United States dollars. The remaining variance was driven by the net impact of divestitures and acquisitions.

For year-to-date 2022, net sales in our Composites segment increased $338 million compared to the same period in 2021. The increase was driven by higher selling prices of $361 million, partially offset by slightly lower sales volumes. Favorable customer mix of $57 million was largely offset by the $53 million unfavorable impact of translating sales denominated in foreign currencies into United States dollars. The remaining variance was driven by the net impact of divestitures and acquisitions.

EBIT

In our Composites segment, EBIT in the third quarter of 2022 increased $25 million compared to the same period in 2021. Higher selling prices of $100 million more than offset $60 million of input cost inflation and $11 million in higher transportation costs. Favorable customer mix was more than offset by the unfavorable impact of slightly lower sales volumes and the net impact of divestitures and acquisitions.

For the year-to-date 2022, EBIT in our Composites segment increased $156 million compared to the same period in 2021. Higher selling prices of $361 million and favorable customer mix more than offset $163 million of input cost inflation and $35 million in higher transportation costs. The remaining variance was driven by unfavorable manufacturing performance, other one-time charges and the impact of slightly lower sales volumes.

OUTLOOK

Global glass reinforcements market demand has several economic indicators including residential, non-residential construction and manufacturing production indices, as well as global wind installations. The Company anticipates relatively stable market conditions, with increased economic uncertainty, continued input cost inflation and primary labor availability. The Company remains focused on managing costs, capital expenditures, and working capital.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulation
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Insulation segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$965	$815	$2,758	$2,321
% change from prior year	18%	20%	19%	24%
EBIT	$173	$124	$459	$318
EBIT as a % of net sales	18%	15%	17%	14%
Depreciation and amortization expense	$52	$52	$156	$156

NET SALES

In our Insulation segment, net sales in the third quarter of 2022 increased $150 million compared to the same period in 2021. The increase was driven by higher selling prices of $179 million. Favorable customer and product mix were offset by approximately 2% lower sales volumes. The acquisition of Natural Polymers contributed $13 million to the increase. The remaining variance was driven by the $39 million unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

For year-to-date 2022, net sales in our Insulation segment increased $437 million compared to the same period in 2021. The increase was driven by higher selling prices of $438 million. Favorable customer and product mix and the contribution from the acquisition of Natural Polymers were more than offset by the $85 million unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

EBIT

In our Insulation segment, EBIT in the third quarter of 2022 increased $49 million compared to the same period in 2021. Higher selling prices of $179 million more than offset $89 million of input cost inflation and $17 million in higher transportation costs. The remaining variance was driven by higher selling, general and administrative expenses, unfavorable manufacturing performance, slightly lower sales volumes and the negative impact of translating profits denominated in foreign currencies into United States dollars.

For the year-to-date 2022, EBIT in our Insulation segment increased $141 million compared to the same period in 2021. Higher selling prices of $438 million more than offset $246 million of input cost inflation and $46 million in higher transportation costs. Higher selling, general and administrative expenses and the negative impact of translating profits denominated in foreign currencies into United States dollars more than offset favorable customer and product mix.

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

During the third quarter of 2022, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.461 million, down from an annual average of approximately 1.566 million starts in the third quarter of 2021.

The Company expects both the North American new residential construction market and global commercial and industrial construction markets to remain stable, with increased economic uncertainty, continued input cost inflation and primary labor availability. The Company remains focused on managing costs, capital expenditures, and working capital.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing
The table below provides a summary of net sales, EBIT and depreciation and amortization expense for the Roofing segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$1,003	$869	$2,859	$2,497
% change from prior year	15%	14%	14%	25%
EBIT	$229	$212	$663	$602
EBIT as a % of net sales	23%	24%	23%	24%
Depreciation and amortization expense	$15	$15	$46	$44

NET SALES

In our Roofing segment, net sales in the third quarter of 2022 increased $134 million compared to the same period in 2021. Higher selling prices of $145 million and higher third-party asphalt sales of $32 million were partially offset by lower sales volumes of approximately 4% and unfavorable customer and product mix.

For year to date 2022, net sales in our Roofing segment increased $362 million compared to the same period in 2021. Higher selling prices of $418 million and higher-third party asphalt sales of $57 million were partially offset by lower sales volumes of 3.5% and unfavorable customer and product mix.
EBIT

In our Roofing segment, EBIT in the third quarter of 2022 increased $17 million compared to the same period in 2021. Higher selling prices of $145 million more than offset input cost inflation, primarily asphalt, of $94 million and $8 million of higher transportation costs. The remaining variance was driven by the impact of lower sales volumes and unfavorable customer and product mix, as well as, unfavorable manufacturing performance and higher selling, general and administrative expenses.

For year-to-date 2022, EBIT in our Roofing segment increased $61 million compared to the same period in 2021. Higher selling prices of $418 million more than offset input cost inflation, primarily asphalt, of $255 million and $27 million of higher transportation costs. The remaining variance was driven by the impact of lower sales volumes and unfavorable manufacturing performance, as well as, unfavorable customer and product mix and higher selling, general and administrative expenses.
OUTLOOK
In our Roofing segment, we expect the factors that have driven strong margins in recent years, such as stable remodeling demand, along with sales of roofing components, to continue to deliver profitability. Uncertainties that may impact our Roofing margins include demand from storm and other weather events, demand from new construction, competitive pricing pressure and the cost and availability of raw materials.

Despite strength in the U.S. asphalt shingle market, the Company will continue to evaluate economic factors such as input cost inflation, supply chain uncertainties and primary labor availability. The Company remains focused on managing costs, capital expenditures, and working capital.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restructuring costs	$(12)	$(20)	$(29)	$(22)
Gain on sale of land in India	—	15	—	15
Gain on sale of Shanghai, China facility	—	—	27	—
Gains on sale of certain precious metals	7	—	18	41
Acquisition-related costs	(2)	—	(5)	—
Impairment loss on Chambery, France assets held for sale	—	—	(29)	—
Gain on remeasurement of Fiberteq equity investment	130	—	130	—
Recognition of acquisition inventory fair value step-up	—	(1)	—	(1)
General corporate expense and other	(41)	(37)	(127)	(108)
EBIT	$82	$(43)	$(15)	$(75)
Depreciation and amortization	$23	$20	$67	$51

EBIT
In Corporate, Other and Eliminations, EBIT expenses for the third quarter of 2022 were lower by $125 million compared to the same period in 2021, primarily driven by the gain on remeasurement of the Fiberteq equity investment. For the year-to-date 2022, EBIT expenses in Corporate, Other and Eliminations were lower by $60 million. The gain on remeasurement of the Fiberteq equity investment and the gain on the sale of the Shanghai, China facility were partially offset by the impairment loss on Chambéry, France assets held for sale, and the year over year increase of restructuring charges, general corporate expenses, and lower gains on sale of certain precious metals offset.
General corporate expense and other for the third quarter 2022 were higher by $4 million compared to the same period in 2021. For year-to-date, general corporate expense and other were higher by $19 million compared to the same period in 2021. For the quarter and year-to-date, the increase was primarily driven by higher general corporate expenses as business activities return to a more typical, post-pandemic level.
OUTLOOK
In 2022, we estimate general corporate expenses to be in the range of $170 million and $180 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary sources of liquidity are its balance of Cash and cash equivalents of $751 million as of September 30, 2022, its Senior Revolving Credit Facility and its Receivables Securitization Facility (each as defined below).

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

	Balance at September 30, 2022
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	N/A	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279
The Receivables Securitization Facility and Senior Revolving Credit Facility mature in 2024 and 2026, respectively. The Company has no significant debt maturities of senior notes before the fourth quarter of 2024. As of September 30, 2022, the Company had $3.0 billion of total debt and cash and cash equivalents of $751 million. The agreements governing our Senior Revolving Credit Facility and Receivables Securitization Facility contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. We were in compliance with these covenants as of September 30, 2022.
In June 2022, the Senior Revolving Credit Facility was amended to allow the Company to continue to operate in comprehensively sanctioned countries so long as it is not violating any sanctions.
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of September 30, 2022, and December 31, 2021, the Company had $296 million and $156 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with Accounting Standards Codification (ASC) 740 based on the laws as of enactment of the tax legislation commonly known as the U.S. Tax Cuts and Jobs Act of 2017.
As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to page 16 of the Risk Factors disclosed in Item 1A of the Company's annual report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K") for details on the factors that could inhibit our subsidiaries' ability to pay dividends or make other distributions to the parent company.
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
Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our 2021 Form 10-K for more details on these material cash requirements. During the third quarter of 2022, there have been no material changes to our expected uses of cash and contractual obligations.
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
The payables associated with suppliers choosing to voluntarily participate in the Programs were presented within Accounts payable on the Consolidated Balance Sheets, and totaled $246 million and $226 million as of September 30, 2022 and December 31, 2021, respectively. The amounts paid which are associated with suppliers once they chose to voluntarily participate in the Programs for the nine months ended September 30, 2022 and 2021 were $481 million and $373 million, respectively, with all activity related to the obligations presented within operating activities on the Consolidated Statements of Cash Flows.
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
Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$751	$920
Net cash flow provided by operating activities	$1,085	$1,168
Net cash flow used for investing activities	$(573)	$(242)
Net cash flow used for financing activities	$(675)	$(716)
Availability on the Senior Revolving Credit Facility	$796	$796
Availability on the Receivables Securitization Facility	$279	$279
Cash and cash equivalents: Cash and cash equivalents as of September 30, 2022 decreased $169 million compared to September 30, 2021, primarily driven by increased cash outflows from investing activities.
Operating activities: For the nine months ended September 30, 2022, the Company's operating activities provided $1,085 million of cash compared to $1,168 million provided in the same period in 2021. The change in cash provided by operating activities was due to an increase in operating assets, specifically receivables and inventory, in 2022 compared to the same period of 2021.
Investing activities: Net cash flow used for investing activities increased $331 million for the nine months ended September 30, 2022 compared to the same period of 2021, resulting from higher year-over-year spending on acquisitions.
Financing activities: Net cash used for financing activities was $675 million for the nine months ended September 30, 2022, compared to net cash used for financing activities of $716 million in the same period in 2021. The change was primarily due to increased treasury stock purchases in 2022 compared to 2021, which more than offset payments on long-term debt that occurred in 2021.
Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Notes 4, 11, and 12 of the Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SAFETY
Working safely is a condition of employment at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing global organization. We measure our progress on safety based on Recordable Incident Rate (“RIR”) as defined by the United States Department of Labor, Bureau of Labor Statistics. For the three months ended September 30, 2022, our RIR was 0.64, consistent with the same period a year ago. For the nine months ended September 30, 2022, our RIR was 0.72 compared to 0.61 in the same period a year ago.
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
Please refer to Note 13 of the Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
Our disclosures and analysis in this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements present our current forecasts and estimates of future events. These statements do not strictly relate to historical or current results and can be identified by words such as “anticipate,” "appear," "assume," “believe,” “estimate,” “expect,” "forecast," “intend,” “likely,” “may,” “plan,” “project,” "seek," "should," “strategy,” "will" and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance. These forward-looking statements are subject to risks, uncertainties and other factors and actual results may differ materially from those results projected in the statements. These risks, uncertainties and other factors include, without limitation:

•industry and economic conditions including, but not limited to, supply chain disruptions, recessionary conditions, inflationary pressures and interest rate volatility, that affect the market and operating conditions of our customers, suppliers or lenders;
•supply constraints and increases in the cost of energy, particularly natural gas, as a result of the ongoing conflict in Ukraine;
•availability and cost of raw materials;
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
•regional impact of COVID-19 on our operations, customers and suppliers, as well as related actions taken by governmental authorities and other third parties in response, each of which is uncertain, frequently changing and difficult to predict;
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
•environmental, product-related or other legal and regulatory liabilities, proceedings or actions;
•research and development activities and intellectual property protection;
•issues involving implementation and protection of information technology systems;
•our level of indebtedness;
•our liquidity and the availability and cost of credit;
•our ability to achieve expected synergies, cost reductions and/or productivity improvements;
•the level of fixed costs required to run our business;
•foreign exchange and commodity price fluctuations;
•levels of goodwill or other indefinite-lived intangible assets;
•price volatility in certain wind energy markets in the U.S.;
•loss of key employees and labor disputes or shortages; and
•defined benefit plan funding obligations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the nine months ended September 30, 2022. Please refer to "Quantitative and Qualitative Disclosures about Market Risk" contained in Part II, Item 7A of our 2021 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2022	1,002,088		$79.03	1,000,000	8,897,220
August 1-31, 2022	786,553		85.97	786,553	8,110,667
September 1-30, 2022	713,901		83.58	713,447	7,397,220
Total	2,502,542	*	$82.51	2,500,000	7,397,220

*    The Company retained an aggregate of 2,542 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted shares granted to our employees.
**    On February 14, 2022, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the "Repurchase Authorization"). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company's discretion. The Company repurchased 2.5 million shares of its common stock for $206 million during the three months ended September 30, 2022 under the Repurchase Authorization. As of September 30, 2022, 7.4 million shares remain available for repurchase under the Repurchase Authorization.

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

101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings; (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	October 26, 2022	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Chief Financial Officer

Date:	October 26, 2022	By:	/s/ Kelly J. Schmidt
Kelly J. Schmidt
Vice President and
Controller