Form 10-Q
period 2023-03-31
Owens Corning
filed 2023-04-26
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Yes ☐     No ☑

As of April 21, 2023, 90,109,351 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,

	2023	2022
NET SALES	$2,331	$2,346
COST OF SALES	1,742	1,727
Gross margin	589	619
OPERATING EXPENSES
Marketing and administrative expenses	204	184
Science and technology expenses	28	23
Gain on sale of site	(189)	—
Other expense (income), net	12	(28)
Total operating expenses	55	179
OPERATING INCOME	534	440
Non-operating income	—	(2)
EARNINGS BEFORE INTEREST AND TAXES	534	442
Interest expense, net	22	28
EARNINGS BEFORE TAXES	512	414
Income tax expense	130	107
NET EARNINGS	382	307
Net (loss) earnings attributable to non-redeemable and redeemable noncontrolling interests	(1)	3
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$383	$304
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$4.19	$3.06
Diluted	$4.17	$3.03
WEIGHTED AVERAGE COMMON SHARES
Basic	91.3	99.5
Diluted	91.9	100.2
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
NET EARNINGS	$382	$307
Other comprehensive income (loss), net of tax:
Currency translation adjustment (net of tax of $0 and $0 for the three months ended March 31, 2023 and 2022, respectively)	31	(28)
Pension and other postretirement adjustment (net of tax of $0 and $(1) for the three months ended March 31, 2023 and 2022, respectively)	(1)	3
Hedging adjustment (net of tax of $0 and $(8) for the three months ended March 31, 2023 and 2022, respectively)	(1)	24
Total other comprehensive income (loss), net of tax	29	(1)
COMPREHENSIVE EARNINGS	411	306
Comprehensive (loss) earnings attributable to non-redeemable and redeemable noncontrolling interests	(1)	2
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$412	$304

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	March 31, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$757	$1,099
Receivables, less allowance of $12 at March 31, 2023 and $11 at December 31, 2022	1,388	961
Inventories	1,340	1,334
Assets held for sale	—	45
Other current assets	108	117
Total current assets	3,593	3,556
Property, plant and equipment, net	3,745	3,729
Operating lease right-of-use assets	212	204
Goodwill	1,387	1,383
Intangible assets	1,610	1,602
Deferred income taxes	18	16
Other non-current assets	275	262
TOTAL ASSETS	$10,840	$10,752
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,243	$1,345
Current operating lease liabilities	55	52
Other current liabilities	635	707
Total current liabilities	1,933	2,104
Long-term debt, net of current portion	2,999	2,992
Pension plan liability	78	78
Other employee benefits liability	117	118
Non-current operating lease liabilities	157	152
Deferred income taxes	411	388
Other liabilities	308	299
Total liabilities	6,003	6,131
Redeemable noncontrolling interest	25	25
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,129	4,139
Accumulated earnings	4,129	3,794
Accumulated other comprehensive deficit	(652)	(681)
Cost of common stock in treasury (c)	(2,816)	(2,678)
Total Owens Corning stockholders’ equity	4,791	4,575
Noncontrolling interests	21	21
Total equity	4,812	4,596
TOTAL LIABILITIES AND EQUITY	$10,840	$10,752
(a)10 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022
(b)400 shares authorized; 135.5 issued and 90.8 outstanding at March 31, 2023; 135.5 issued and 91.9 outstanding at December 31, 2022
(c)44.7 shares at March 31, 2023 and 43.6 shares at December 31, 2022
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2022	91.9	$1	43.6	$(2,678)	$4,139	$3,794	$(681)	$21	$4,596
Net earnings attributable to Owens Corning	—	—	—	—	—	383	—	—	383
Net earnings attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	—	(1)	—	—	—	(1)
Currency translation adjustment	—	—	—	—	—	—	31	—	31
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.7	—	(0.7)	23	(22)	—	—	—	1
Purchases of treasury stock	(1.8)	—	1.8	(161)	—	—	—	—	(161)
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared (d)	—	—	—	—	—	(48)	—	—	(48)
Balance at March 31, 2023	90.8	$1	44.7	$(2,816)	$4,129	$4,129	$(652)	$21	$4,812

(a)Additional Paid in Capital (“APIC”)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Quarterly dividend declaration of $0.52 per share as of March 31, 2023

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

(a)Additional Paid in Capital (“APIC”)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interest (“NCI”)
(d)Quarterly dividend declaration of $0.35 per share as of March 31, 2022

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
NET CASH FLOW (USED FOR) PROVIDED BY OPERATING ACTIVITIES
Net earnings	$382	$307
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	127	132
Deferred income taxes	20	3
Provision for pension and other employee benefits liabilities	1	1
Stock-based compensation expense	13	12
Gains on sale of certain precious metals	(2)	(4)
Gain on sale of site	(189)	—
Other adjustments to reconcile net earnings to cash provided by operating activities	(4)	26
Changes in operating assets and liabilities	(506)	(301)
Pension fund contribution	(1)	(1)
Payments for other employee benefits liabilities	(3)	(3)
Other	(2)	(14)
Net cash flow (used for) provided by operating activities	(164)	158
NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(158)	(107)
Proceeds from the sale of assets or affiliates	189	10
Derivative settlements	—	11
Other	(7)	(2)
Net cash flow provided by (used for) investing activities	24	(88)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Purchases of noncontrolling interest	—	(9)
Net decrease in short-term debt	—	(5)
Dividends paid	(48)	(35)
Purchases of treasury stock	(160)	(229)
Finance lease payments	(8)	(7)
Net cash flow used for financing activities	(216)	(285)
Effect of exchange rate changes on cash	14	4
Net decrease in cash, cash equivalents, and restricted cash	(342)	(211)
Cash, cash equivalents and restricted cash at beginning of period	1,107	966
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$765	$755

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    GENERAL

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.

The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2022 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S.”). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Certain reclassifications have been made to the periods presented for 2022 to conform to the classifications used in the periods presented for 2023.

Revenue Recognition

As of December 31, 2022, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $89 million, of which $14 million was recognized as revenue in the first three months of 2023. As of March 31, 2023, our contract liability balances totaled $89 million.

As of December 31, 2021, our contract liability balances totaled $76 million, of which $13 million was recognized as revenue in the first three months of 2022. As of March 31, 2022, our contract liability balances totaled $78 million.

Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $8 million as of March 31, 2023 and December 31, 2022, and $7 million as of March 31, 2022 and December 31, 2021. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

Related Party Transactions

In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $21 million for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, amounts due to the related party supplier were $6 million and $3 million, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.    GENERAL (continued)

Supplier Finance Programs

We review supplier terms and conditions on an ongoing basis, and have negotiated payment terms extensions in recent years in connection with our efforts to reduce working capital and improve cash flow. Separate from those terms extension actions, certain of our subsidiaries have entered into paying agency agreements with third-party administrators. These voluntary supply chain finance programs (collectively, the “Programs”) generally give participating suppliers the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions, at the sole discretion of both the suppliers and financial institutions. The Company is not a party to the arrangements between the suppliers and the financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell, or otherwise pledge as collateral, amounts under these arrangements. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. One of our programs includes a parent guarantee to the participating financial institution for a certain U.S. subsidiary that, at the time of the respective program’s inception in 2015, was a guarantor subsidiary of the Company’s Credit Agreement. The obligations are presented as Accounts payable within Total current liabilities on the Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities on the Consolidated Statements of Cash Flow.

The Company’s confirmed outstanding obligations under the programs totaled $229 million and $234 million as of March 31, 2023 and December 31, 2022, respectively. The amounts of invoices paid under the programs totaled $158 million and $150 million for the three months ended March 31, 2023 and March 31, 2022.

Accounting Pronouncements

All Accounting Standards Updates ("ASUs") recently issued by the Financial Accounting Standards Board ("FASB") were either not applicable to the Company or their adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

	For the three months ended March 31, 2023
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$85	$370	$839	$(65)	$1,229
U.S. commercial and industrial	218	206	24	(2)	446
Total United States	303	576	863	(67)	1,675
Europe	137	194	4	(1)	334
Asia-Pacific	107	31	—	—	138
Rest of world	38	118	28	—	184
NET SALES	$585	$919	$895	$(68)	$2,331

	For the three months ended March 31, 2022
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$87	$351	$776	$(60)	$1,154
U.S. commercial and industrial	210	179	27	(3)	413
Total United States	297	530	803	(63)	1,567
Europe	205	197	6	(2)	406
Asia-Pacific	151	35	2	—	188
Rest of world	61	97	27	—	185
NET SALES	$714	$859	$838	$(65)	$2,346

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.    SEGMENT INFORMATION (continued)

EARNINGS BEFORE INTEREST AND TAXES

Earnings before interest and taxes ("EBIT") by segment consist of net sales less related costs and expenses, and are presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in EBIT for our reportable segments and are included within Corporate, Other and Eliminations.
The following table summarizes EBIT by segment (in millions):

	Three Months Ended March 31,
	2023	2022
Reportable Segments
Composites	$49	$154
Insulation	156	129
Roofing	209	176
Total reportable segments	414	459
Restructuring costs	(18)	(6)
Gain on sale of Shanghai, China facility	—	27
Gain on sale of Santa Clara, California site	189	—
Gains on sale of certain precious metals	2	4
General corporate expense and other	(53)	(42)
Total corporate, other and eliminations	120	(17)
EBIT	$534	$442

3.    INVENTORIES
Inventories consist of the following (in millions):

	March 31, 2023	December 31, 2022
Finished goods	$843	$843
Materials and supplies	497	491
Total inventories	$1,340	$1,334

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2023 and December 31, 2022, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
Derivative Fair Values

Our derivatives consist of natural gas forward swaps and foreign exchange forward contracts, all of which are over-the-counter and not traded through an exchange. The Company uses widely accepted valuation tools to determine fair value, such as discounting cash flows to calculate a present value for the derivatives. The models use Level 2 inputs, such as forward curves and other commonly quoted observable transactions and prices. The fair value of our derivatives and hedging instruments are all classified as Level 2 investments within the three-tier hierarchy.

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	March 31, 2023	December 31, 2022
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps	Other current assets	$1	$2
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps	Other current liabilities	$31	$32
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$—	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$5	$2

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended March 31,
	Location	2023	2022
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of loss (gain) reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$18	$(10)
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness	Interest expense, net	$—	$(1)
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of loss (gain) recognized in earnings (b)	Other expense (income), net	$6	$(5)
(a)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(b)Gains related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expense (income), net. Please refer to the “Other Derivatives” section below for additional detail.

Consolidated Statements of Comprehensive Earnings Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (in millions):

		Amount of (Gain) Loss Recognized in Comprehensive Earnings
		Three Months Ended March 31,
Hedging Type	Derivative Financial Instrument	2023	2022
Net investment hedge	Cross-currency swaps	$—	$(2)
Cash flow hedge	Natural gas forward swaps	$1	$(23)
Cash flow hedge	Treasury interest rate lock	$—	$(10)
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of March 31, 2023, the notional amounts of these natural gas forward swaps was 8 million MMBtu (or MMBtu equivalent) based on U.S. and European indices. The Company has designated these natural gas forward swaps as cash flow hedges, with the last hedge maturing no later than June 2024. A net unrecognized loss of $30 million related to these natural gas forward swaps was included in AOCI as of March 31, 2023, $27 million of which is expected to be reclassified into earning within the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

In 2020, the Company entered into a $175 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with the anticipated issuance of certain 10-year fixed rate senior notes. The Company designated this forward U.S. Treasury rate lock agreement, which expired on December 15, 2022, as a cash flow hedge. The locked fixed rate of this agreement was 0.994%. In September 2022, a gain of $6 million was recognized as a result of a change in the forecasted issuance of certain senior notes. In December 2022, the Company received cash of $37 million upon the settlement of the rate lock agreement, of which $31 million will be amortized as a component of interest expense upon the future issuance of senior notes. This unrecognized gain of $31 million was included in AOCI as of March 31, 2023.

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

Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of March 31, 2023, the Company had notional amounts of $361 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to the European Euro, Indian Rupee, Chinese Yuan, Brazilian Real, South Korean Won, and Hong Kong Dollar. In addition, the Company had notional amounts of $34 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Złoty and Norwegian Krone.

5.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.

No testing was deemed necessary in the first three months of 2023. The changes in the net carrying value of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Gross carrying amount at December 31, 2022	$425	$1,499	$394	$2,318
Acquisitions and Divestitures	—	—	—	—
Foreign Currency Translation	1	7	—	8
Gross carrying amount at March 31, 2023	426	1,506	394	2,326

Accumulated impairment losses at December 31, 2022	—	(935)	—	(935)
Foreign Currency Translation	—	(4)	—	(4)
Accumulated impairment losses at March 31, 2023	—	(939)	—	(939)

Balance, net of impairment, at March 31, 2023	$426	$567	$394	$1,387

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
Other intangible assets consist of the following (in millions):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks and trade names	$1,001	$—	$1,001	$1,001	$—	$1,001
Customer relationships	641	(256)	385	638	(243)	395
Technology	331	(193)	138	330	(187)	143
Other (a)	88	(2)	86	66	(3)	63
Total other intangible assets	$2,061	$(451)	$1,610	$2,035	$(433)	$1,602
(a)Other primarily includes emissions.
There are three indefinite-lived intangible assets that are at an increased risk of impairment. These intangible assets were partially impaired in the fourth quarter of 2022. If assumptions or estimates with respect to the Company’s future performance vary from what is expected, including those assumptions relating to interest rates, forecasted revenue, and economic and geopolitical uncertainty in Europe, future impairment analyses could result in a decline in fair value that may trigger a future impairment charge.
The following table presents the carrying values of these assets as of March 31, 2023:

Trade names and trademarks	March 31, 2023
European building and technical insulation trade name	$88
Global cellular glass insulation trademark	$80
Components branded roofing trademark	$42

Amortization expense for intangible assets for the three months ended March 31, 2023 and 2022 was $18 million and $11 million, respectively. Amortization expense for intangible assets is estimated to be $50 million for the remainder of 2023.
The estimated amortization expense for intangible assets for the next five fiscal years ended December 31 is as follows (in millions):

Period	Amortization
2024	$64
2025	$58
2026	$43
2027	$34
2028	$34

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	March 31, 2023	December 31, 2022
Land	$167	$166
Buildings and leasehold improvements	1,222	1,221
Machinery and equipment	5,267	5,220
Construction in progress	538	522
	7,194	7,129
Accumulated depreciation	(3,449)	(3,400)
Property, plant and equipment, net	$3,745	$3,729

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 10% of total machinery and equipment as of both March 31, 2023 and December 31, 2022. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of about 3% of the outstanding carrying value.

Our production tooling needs in our Composites segment are changing in response to economic and technological factors. As a result, we exchanged certain precious metals used in production tooling for certain other precious metals to be used in production tooling. These non-cash investing activities are not included in Net cash flow provided by (used for) investing activities in the Consolidated Statements of Cash Flows. There were no non-cash exchanges during the three months ended March 31, 2023. During the three months ended March 31, 2022, non-cash exchanges resulted in a net increase to Machinery and equipment of $4 million and gains totaling $4 million. The gains are included in Other expense (income), net on the Consolidated Statements of Earnings and are reflected in the Corporate, Other and Eliminations reporting category. We do not expect these exchanges to materially impact our current or future capital expenditure requirements or rate of depletion.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.    ACQUISITIONS

On September 1, 2022, the Company acquired the remaining 50% interest in Fiberteq, LLC (“Fiberteq”), the joint venture between Owens Corning and IKO Industries, Ltd, which produces high-quality wet-formed fiberglass mat for roofing applications, for $140 million, net of cash acquired. The acquisition advances the Composites strategy to focus on high-value material solutions and expands Owens Corning’s capacity to produce non-woven mat. The Company’s 50% interest in Fiberteq was accounted for as an equity-method investment and had a carrying value of $17 million at the acquisition date. The Company used the discounted cash flow method to remeasure the previously held equity method investment to its fair value of $147 million, resulting in the recognition of a gain of $130 million, which was recorded in Gain on equity method investment on the 2022 Consolidated Statements of Earnings. The operating results and a preliminary purchase price allocation for Fiberteq have been included in the Composites segment within the Consolidated Financial Statements since the date of the acquisition. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities. The preliminary purchase price allocation included $58 million in intangible assets, which primarily consists of customer relationships with an estimated weighted average life of 3 years, a $62 million unfavorable contract liability and $243 million in goodwill, of which 50% is tax deductible. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The pro-forma effect of this acquisition on revenues and earnings was not material.

On August 1, 2022, the Company acquired Natural Polymers, LLC (“Natural Polymers”), an innovative manufacturer of spray polyurethane foam insulation for building and construction applications for $111 million, net of cash acquired. The acquisition advances the Owens Corning strategy to strengthen the Company’s core building and construction products and expand its addressable markets into higher-growth segments. The operating results and a preliminary purchase price allocation for Natural Polymers have been included in the Insulation segment within the Consolidated Financial Statements since the date of the acquisition. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities. The preliminary purchase price allocation included $44 million in intangible assets and $62 million in goodwill, all of which is tax deductible. The intangible assets consist of definite-lived trademarks of $5 million with an estimated weighted average life of 10 years, technology of $12 million with an estimated weighted average life of 6 years and customer relationships of $27 million with an estimated weighted average life of 17 years. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The pro-forma effect of this acquisition on revenues and earnings was not material.

On June 1, 2022, the Company acquired all of the outstanding assets of WearDeck®, a premium producer of composite weather-resistant decking for commercial and residential applications, for approximately $133 million, net of cash acquired. The acquisition advances the Composites business growth strategy to focus on high-value material solutions within the building and construction industry. The operating results and a preliminary purchase price allocation for WearDeck® have been included in the Composites segment within the Consolidated Financial Statements since the date of the acquisition. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities. The preliminary purchase price allocation included $38 million in intangible assets and $68 million in goodwill, of which $61 million is tax deductible. The intangible assets consist of definite-lived trademarks of $7 million with an estimated average life of 10 years, technology of $10 million with an estimated weighted average life of 11 years and customer relationships of $21 million with an estimated weighted average life of 15 years. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The pro-forma effect of this acquisition on revenues and earnings was not material.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7.     ACQUISITIONS (continued)

On May 23, 2022, Owens Corning and Pultron Composites (“Pultron”) formed a joint venture (“JV”) to manufacture and sell fiberglass rebar. The Company contributed approximately $47 million to acquire a 65.5% controlling interest and has established a redeemable noncontrolling interest of $25 million related to Pultron, the minority holder. The JV expands Owens Corning’s capability to produce high-value material solutions by combining the Company’s glass-fiber material technology, channel access and extensive industry experience with Pultron’s manufacturing expertise and process efficiency. The fully consolidated operating results and a preliminary purchase price allocation for the JV have been included in the Company’s Composites segment within the Consolidated Financial Statements since the date of the formation of the JV. Subsequent to the JV formation, the JV acquired assets and technology from Pultron for approximately $65 million. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities. The preliminary purchase price allocation included $15 million in intangible assets, consisting of technology, with an estimated weighted average life of 15 years and $42 million in goodwill, of which $37 million is tax deductible. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The pro-forma effect of this acquisition on revenues and earnings was not material.

8.    DIVESTITURES

On March 3, 2023, the Company finalized the sale of the Company’s Insulation site in Santa Clara, California for total proceeds of $234 million, net of transaction fees. Total proceeds included a non-refundable deposit of $50 million received in the third quarter of 2021. As a result of this sale, the Company recognized a pre-tax gain of $189 million which is recorded in Gain on sale of site on the Consolidated Statements of Earnings.

On November 24, 2022, the Company finalized the sale of its Russian operations within the Composites and Insulation segments. As a result of this sale, the Company received $104 million, net of cash sold, in consideration and recorded a pre-tax loss of $33 million in Other expense (income), net on the 2022 Consolidated Statements of Earnings.

On July 1, 2022, the Company finalized the sale of the European portion of the dry-use chopped strands (“DUCS”) product line located in Chambéry, France, within the Composites segment. As a result of this sale, the Company received $80 million, net of cash sold, in consideration and recorded a pre-tax loss of $30 million in Other expense (income), net on the 2022 Consolidated Statements of Earnings.

9.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2022 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$88	$81
Amounts accrued for current year	5	4
Settlements of warranty claims	(2)	(2)
Ending balance	$91	$83

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10.    RESTRUCTURING, ACQUISITION AND DIVESTITURE-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions and divestitures, and may incur restructuring and other exit costs in connection with its global cost reduction, productivity initiatives and the Company’s growth strategy.

European Operating Structure Optimization
In March 2023, the Company took actions to optimize the operating structure of its segments across Europe to increase its competitiveness. These actions are expected to result in cumulative incremental costs of approximately $20 million, primarily related to severance and other exit costs, and generate savings of approximately $20 million annually by 2024. During the first three months of 2023, the Company recorded $11 million of charges primarily related to severance costs.

Exit of DUCS Product Line
On July 1, 2022, the Company finalized the sale of the European portion of the DUCS product line located in Chambéry, France, within the Composite’s segment. The Company recorded a pre-tax charge of $30 million in Other expense (income), net on the Consolidated Statements of Earnings in 2022 to reflect the fair value less cost to sell the assets. The Company also took actions to convert the DUCS manufacturing facilities located in Anderson, South Carolina and Kimchon, Korea to produce other glass fiber products needed to support our growth strategy in building and construction applications. As a result, during the first three months of 2023, the Company recorded $3 million primarily related to accelerated depreciation and other exit costs. The Company does not expect to recognize significant incremental costs related to these actions.

Roofing Restructuring Actions
In December 2021, the Company took actions to restructure operations within the Roofing segment’s components product line by relocating production assets from China to India, which will allow the business to optimize its manufacturing network and support a tariff mitigation strategy. During the first three months of 2023, the Company recorded $1 million of charges primarily related to other exit costs. The Company does not expect to recognize significant incremental costs related to these actions.

Santa Clara Insulation Site
During the third quarter of 2021, the Company entered into a sales agreement for the Company’s Insulation site in Santa Clara, California. This action is part of the Company’s ongoing strategy to operate a flexible, cost-efficient manufacturing network and geographically locate its assets to better serve its customers. On March 3, 2023, the Company finalized the sale of this site for total proceeds of $234 million, net of transaction fees. Total proceeds included a non-refundable deposit of $50 million received in the third quarter of 2021.

During the first three months of 2023, the Company recorded $3 million of charges, primarily related to other exit costs, associated with this action. The Company does not expect to recognize significant incremental costs related to this action.

Consolidated Statements of Earnings Classification

The following table presents the impact and respective location of total restructuring, acquisition and divestiture-related costs on the Consolidated Statements of Earnings, which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended March 31,
Type of cost	Location	2023	2022
Accelerated depreciation	Cost of sales	$1	$6
Other exit costs	Cost of sales	7	—
Severance	Other expense (income), net	9	—
Other exit costs (gains)	Other expense (income), net	1	(27)
Gain on sale of Santa Clara, California site	Gain on sale of site	(189)	—
Total restructuring, acquisition and divestiture-related (gains) costs		$(171)	$(21)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.    RESTRUCTURING, ACQUISITION AND DIVESTITURE-RELATED COSTS (continued)

Summary of Unpaid Liabilities

The following table summarizes the status of the unpaid liabilities from the Company’s restructuring activities (in millions):

	European Operating Structure Optimization	Composites Strategic Realignment Actions	Roofing Components Restructuring Actions	Santa Clara Insulation Site
Balance at December 31, 2022	$—	$1	$—	$7
Restructuring costs	11	3	1	3
Payments	—	(3)	(1)	(9)
Accelerated depreciation and other non-cash items	—	1	—	—
Balance at March 31, 2023	$11	$2	$—	$1
Cumulative charges incurred	$11	$12	$9	$63

As of March 31, 2023, the remaining liability balance is comprised of $14 million of severance, inclusive of $2 million of non-current severance and $12 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.200% senior notes, net of discount and financing fees, due 2024	$398	99%	$398	99%
3.400% senior notes, net of discount and financing fees, due 2026	398	95%	398	94%
3.950% senior notes, net of discount and financing fees, due 2029	446	94%	446	90%
3.875% senior notes, net of discount and financing fees, due 2030	298	93%	298	89%
7.000% senior notes, net of discount and financing fees, due 2036	368	113%	368	107%
4.300% senior notes, net of discount and financing fees, due 2047	589	83%	589	78%
4.400% senior notes, net of discount and financing fees, due 2048	391	84%	390	78%
Various finance leases, due through 2050 (a)	138	100%	131	100%
Other	2	N/A	2	N/A
Total long-term debt	3,028	N/A	3,020	N/A
Less – current portion (a)	29	100%	28	100%
Long-term debt, net of current portion	$2,999	N/A	$2,992	N/A
(a)The Company determined that the book value of the above noted long-term debt instruments approximates fair value.

The fair values of the Company’s outstanding long-term debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.
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
The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2023.
Senior Revolving Credit Facility
The Company has an $800 million senior revolving credit facility (the “Senior Revolving Credit Facility”) with a maturity date in July 2026 that includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate, federal funds rate plus a spread or LIBOR plus a spread. The current agreement also includes fallback language related to a benchmark reference rate replacement, when a LIBOR transition occurs.

In June 2022, the Senior Revolving Credit Facility was amended to allow the Company to continue to operate in comprehensively sanctioned countries so long as it is not violating any sanctions.
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of March 31, 2023. Please refer to the Credit Facility Utilization section below for liquidity information as of March 31, 2023.
Receivables Securitization Facility
The Company has a Receivables Purchase Agreement (“RPA”) that is accounted for as secured borrowings in accordance with ASC 860, “Accounting for Transfers and Servicing.” Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $280 million RPA with certain financial institutions. The Company has the ability to borrow at the lenders’ cost of funds, which approximates A-1/P-1 commercial paper rates vs. LIBOR, plus a fixed spread. The current agreement also includes fallback language related to a benchmark reference rate replacement, when a LIBOR transition occurs. The RPA has been amended from time to time, with a maturity date in April 2024.
The RPA contains various covenants, including a maximum allowed leverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of March 31, 2023. Please refer to the Credit Facility Utilization section below for liquidity information as of March 31, 2023.
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

	Balance at March 31, 2023
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	N/A	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279
Short-Term Debt
Short-term borrowings were $1 million and $1 million as of March 31, 2023 and December 31, 2022, respectively. The short-term borrowings consisted of various operating lines of credit. The weighted average interest rate on all short-term borrowings was approximately 3.7% and 2.8% as of March 31, 2023 and December 31, 2022, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS
Pension Plans
The Company sponsors defined benefit pension plans. Under the plans, pension benefits are based on an employees’ years of service and, for certain categories of employees, qualifying compensation. Company contributions to these pension plans are determined by an independent actuary to meet or exceed minimum funding requirements. In our U.S. plans, the unrecognized cost of any retroactive amendments and actuarial gains and losses are amortized over the average remaining life expectancy of the inactive participants as substantially all of the plan participants are inactive. In our non-U.S. plans, the unrecognized cost of any retroactive amendments and actuarial gains and losses are amortized over the average future service period of plan participants expected to receive benefits.
The following table provides information regarding pension expense recognized (in millions):

	Three Months Ended March 31,
	2023			2022
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$1	$2	$1	$1	$2
Interest cost	8	4	12	6	3	9
Expected return on plan assets	(10)	(4)	(14)	(9)	(4)	(13)
Amortization of actuarial loss	1	1	2	3	—	3
Contractual termination benefit	—	—	—	—	—	—
Net periodic pension cost	$—	$2	$2	$1	$—	$1

The Company expects to contribute $25 million in cash to its defined benefit pension plans during 2023. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The Company made cash contributions of $1 million to its defined benefit pension plans during the three months ended March 31, 2023.
Postemployment and Postretirement Benefits Other than Pensions (“OPEB”)
The Company maintains healthcare and life insurance benefit plans for certain retired employees and their dependents. The health care plans in the United States are non-funded and pay either (1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or (2) fixed amounts of medical expense reimbursement.
The following table provides the components of net periodic benefit income for U.S. plans for the periods indicated (in millions):

	Three Months Ended March 31,
	2023	2022
Components of Net Periodic Benefit Income
Service cost	$—	$1
Interest cost	1	1
Amortization of actuarial gain	(2)	(2)
Net periodic benefit income	$(1)	$—

There was no significant net periodic postretirement income attributable to non-U.S. plans.

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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of March 31, 2023, the Company was involved with a total of 22 sites worldwide, including 10 Superfund and state or country equivalent sites and 12 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning reasonably estimates the costs of remediation to be paid over a period of years. The Company accrues an amount on an undiscounted basis, when a liability is probable and reasonably estimable. Actual cost may differ from these estimates for the reasons mentioned above. At March 31, 2023, the Company had an accrual totaling $5 million for these costs, of which the current portion is $1 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
14.    STOCK COMPENSATION

Description of the Plan

On April 18, 2019, the Company’s stockholders approved the Owens Corning 2019 Stock Plan (the “2019 Stock Plan”), which authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units, bonus stock awards and performance share awards. At March 31, 2023, the number of shares remaining available under the 2019 Stock Plan for all stock awards was approximately 2.0 million.

On April 20, 2023, the Company’s stockholders approved the Owens Corning 2023 Stock Plan (the “2023 Stock Plan”), which authorizes grants of stock options, stock appreciation rights, stock awards (including restricted stock awards, restricted stock units and bonus stock awards), performance share awards and performance share units. Under the 2023 Stock Plan, 1.37 million shares of common stock may be granted in addition to the approximately 2.0 million shares of Company common stock that rolled over from the 2019 Stock Plan as of April 20, 2023. Such shares of common stock include shares that were available but not granted, or which were granted but not issued or delivered due to expiration, termination, cancellation or forfeiture of such awards. There will be no future grants made under the 2019 Stock Plan.

Total Stock-Based Compensation Expense

Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Total stock-based compensation expense	$13	$12

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
The Company has not granted stock options since the year ended December 31, 2014. As of March 31, 2023, there was no unrecognized compensation cost related to stock options and the exercise price on outstanding stock options was $37.65.
The following table summarizes the Company’s stock option activity:

		Weighted-Average
	Number of Options	Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, December 31, 2022	27,000	$37.65	1.10	$1
Exercised	(800)	37.65
Outstanding, March 31, 2023	26,200	$37.65	0.85	$2
Exercisable, March 31, 2023	26,200	$37.65	0.85	$2

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    STOCK COMPENSATION (continued)

Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) under its stockholder approved stock plans. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three or four years. The stock plans allow alternate vesting schedules for death, disability, and retirement. The weighted average grant date fair value of RSUs granted in 2023 was $98.80.
The following table summarizes the Company’s RSU activity:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2022	1,276,160	$69.16
Granted	321,238	98.80
Vested	(306,214)	71.33
Forfeited	(8,245)	85.76
Balance at March 31, 2023	1,282,939	$75.83
As of March 31, 2023, there was $57 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.65 years. The total grant date fair value of shares vested during the three months ended March 31, 2023 and 2022 was $22 million and $20 million, respectively.
Performance Share Units

The Company has granted performance share units (“PSUs”) as a part of its long-term incentive plan program under its stockholder approved stock plans. All outstanding performance share units will fully settle in stock. The amount of stock ultimately distributed from all performance share units is contingent on meeting internal Company-based metrics or an external-based stock performance metric.

In the three months ended March 31, 2023, the Company granted both internal Company-based and external-based metric PSUs.

Internal Company-based metrics

The internal Company-based metrics are based on various Company metrics and typically vest over a three-year period. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on each award’s design and performance versus the internal Company-based metrics.

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

External-based metrics

The external-based metrics vest after a three-year period. Outstanding grants issued in or after 2018 until 2022 were based on the Company’s total stockholder return relative to the performance of the Dow Jones U.S. Construction & Materials Index. Outstanding grants issued in 2023 are based on the Company’s total stockholder return relative to a peer group. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance. The fair value of external-based metric PSUs has been estimated at the grant date using a Monte Carlo simulation that uses various assumptions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    STOCK COMPENSATION (continued)

The following table provides a summary of the assumptions for PSUs granted in 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Expected volatility	44.66%	41.65%
Risk free interest rate	3.75%	1.36%
Expected term (in years)	2.91	2.91
Grant date fair value of units granted	$119.33	$122.69
The risk-free interest rate was based on zero-coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of March 31, 2023, there was $31 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.07 years.
The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2022	303,716	$91.47
Granted	155,469	101.76
Forfeited	(4,284)	91.53
Balance at March 31, 2023	454,901	$94.65

Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (“ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company’s stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan, which increased the number of shares available for issuance under the plan by 4.2 million shares. As of March 31, 2023, 3.5 million shares remain available for purchase.
Included in total stock-based compensation expense is $2 million of expense related to the Company’s ESPP recognized during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recognized expense of $1 million related to the Company’s ESPP. As of March 31, 2023, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net earnings attributable to Owens Corning	$383	$304
Weighted-average number of shares outstanding used for basic earnings per share	91.3	99.5
Non-vested restricted stock units and performance share units	0.6	0.7
Options to purchase common stock	—	—
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	91.9	100.2
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$4.19	$3.06
Diluted	$4.17	$3.03
For the three months ended March 31, 2023 and March 31, 2022, there were no non-vested RSUs or PSUs that had an anti-dilutive effect on earnings per share.
On February 14, 2022, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “February 2022 Repurchase Authorization”).
On December 1, 2022, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “December 2022 Repurchase Authorization”). The December 2022 Repurchase Authorization is in addition to the February 2022 Repurchase Authorization (together, the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 1.5 million shares of its common stock for $136 million, inclusive of applicable taxes, during the three months ended March 31, 2023, under the Repurchase Authorization. As of March 31, 2023, 12.9 million shares remain available for repurchase under the Repurchase Authorization.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Income tax expense	$130	$107
Effective tax rate	25%	26%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2023 is primarily due to U.S. state and local income tax expense, foreign rate differential and other discrete adjustments.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law, which includes a new corporate alternative minimum tax and an excise tax of 1% on the fair market value of net stock repurchases. Both provisions are effective for years after December 31, 2022. The Company does not anticipate being subject to the corporate alternative minimum tax in 2023.

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2022 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, foreign rate differential and other discrete adjustments.

The Company continues to assert indefinite reinvestment in accordance with Accounting Standards Codification (“ASC”) 740 based on the laws as of enactment of the tax legislation.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended March 31,

	2023	2022
Currency Translation Adjustment
Beginning balance	$(380)	$(279)
Net investment hedge amounts classified into AOCI, net of tax	—	2
Gain (loss) on foreign currency translation	31	(29)
Other comprehensive income (loss), net of tax	31	(27)
Ending balance	$(349)	$(306)
Pension and Other Postretirement Adjustment
Beginning balance	$(301)	$(318)
Amounts reclassified from AOCI to net earnings, net of tax (a)	—	1
Amounts classified into AOCI, net of tax	(1)	2
Other comprehensive (loss) income, net of tax	(1)	3
Ending balance	$(302)	$(315)
Hedging Adjustment
Beginning balance	$—	$16
Amounts reclassified from AOCI to net earnings, net of tax (b)	14	(8)
Amounts classified into AOCI, net of tax	(15)	32
Other comprehensive (loss) income, net of tax	(1)	24
Ending balance	$(1)	$40
Total AOCI ending balance	$(652)	$(581)

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
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $383 million in the first quarter of 2023, compared to $304 million in the same period of 2022. The Company reported $534 million in earnings before interest and taxes (“EBIT”) for the first quarter of 2023 compared to $442 million in the same period of 2022. The Company generated $361 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the first quarter of 2023 compared to $417 million in the same period of 2022. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding EBIT and Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. First quarter of 2023 EBIT performance compared to the same period of 2022 decreased $105 million in our Composites segment, and increased $27 million and $33 million in our Insulation and Roofing segments, respectively. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $11 million.

Cash and cash equivalents were $757 million as of March 31, 2023, compared to $748 million as of March 31, 2022 as a result of higher cash flow provided by investing activities, partially offset by increased usage of cash from operations. In the three months ended March 31, 2023, the Company’s operating activities used $164 million of cash, compared to providing $158 million of cash in the same period in 2022 due to decreases in operating liabilities, mostly accounts payable, in 2023 compared to the same period of 2022.

On March 3, 2023, the Company finalized the sale of the Company’s Insulation site in Santa Clara, California for total proceeds of $234 million, net of transaction fees. Total proceeds included a non-refundable deposit of $50 million received in the third quarter 2021. As a result, the Company recognized a pre-tax gain of $189 million in the first quarter 2023, which is recorded in Gain on sale of site on the Consolidated Statements of Earnings.
On February 14, 2022, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “February 2022 Repurchase Authorization”).
On December 1, 2022, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “December 2022 Repurchase Authorization”). The December 2022 Repurchase Authorization is in addition to the February 2022 Repurchase Authorization (together, the “Repurchase Authorization”). The Company repurchased 1.5 million shares of its common stock for $136 million in the first quarter of 2023 under the Repurchase Authorization. As of March 31, 2023, 12.9 million shares remained available for repurchase under the Repurchase Authorization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended March 31,
	2023	2022
Net sales	$2,331	$2,346
Gross margin	$589	$619
% of net sales	25%	26%
Marketing and administrative expenses	$204	$184
Gain on sale of site	$(189)	—
Other expense (income), net	$12	$(28)
Earnings before interest and taxes	$534	$442
Interest expense, net	$22	$28
Income tax expense	$130	$107
Net earnings attributable to Owens Corning	$383	$304

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

In the first quarter 2023, net sales decreased $15 million compared to the same period in 2022. Higher selling prices were offset by lower sales volumes. Favorable customer and product mix was more than offset by the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

GROSS MARGIN

In the first quarter 2023, gross margin decreased $30 million compared to the same period in 2022. Higher selling prices were more than offset by higher input cost inflation, lower sales volumes and higher manufacturing costs.

MARKETING AND ADMINISTRATIVE EXPENSES

In the first quarter 2023, marketing and administrative expenses increased $20 million compared to the same period in 2022. The increase was driven primarily by ongoing inflationary pressures throughout the organization as well as higher general corporate expenses.

GAIN ON SALE OF SITE

In the first quarter 2023, the Company finalized the sale of the Company’s Insulation site in Santa Clara, California resulting in the recognition of a pre-tax gain of $189 million.

OTHER EXPENSE (INCOME), NET

In the first quarter 2023, other expense increased $40 million compared to the same period in 2022 driven primarily by a $27 million gain on the sale of the Shanghai, China facility recognized in the first quarter 2022 and higher amortization expense compared to the same period in 2022.
INTEREST EXPENSE, NET
In the first quarter 2023, interest expense, net, decreased $6 million compared to the same period in 2022 mainly driven by higher interest income and capitalized interest.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 2023 was $130 million. For the first quarter of 2023, the Company’s effective tax rate was 25%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2023 is primarily due to U.S. state and local income tax expense, foreign rate differential and other discrete adjustments.

The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is not reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law, which includes a new corporate alternative minimum tax and an excise tax of 1% on the fair market value of net stock repurchases. Both provisions are effective for years after December 31, 2022. The Company does not anticipate being subject to the corporate alternative minimum tax in 2023.

Income tax expense for the three months ended March 31, 2022 was $107 million. For the first quarter of 2022, the Company’s effective tax rate was 26%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2022 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, foreign rate differential and other discrete adjustments.

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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended March 31,
	Location	2023	2022
Restructuring costs	Cost of sales	$(8)	$(6)
Severance	Other expense (income), net	(9)	—
Other exit costs	Other expense (income), net	(1)	—
Gain on sale of Santa Clara, California site	Gain on sale of site	189	—
Gain on sale of Shanghai, China facility	Other expense (income), net	—	27
Total restructuring, acquisition and divestiture-related costs		$171	$21

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended March 31,
	2023	2022
Restructuring costs	$(18)	$(6)
Gain on sale of Shanghai, China facility	—	27
Gain on sale of Santa Clara, California site	189	—
Gains on sale of certain precious metals	2	4
Total adjusting items	$173	$25

The reconciliation from Net earnings attributable to Owens Corning to EBIT and to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended March 31,
	2023	2022
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$383	$304
Net (loss) earnings attributable to non-redeemable and redeemable noncontrolling interests	(1)	3
NET EARNINGS	382	307
Income tax expense	130	107
EARNINGS BEFORE TAXES	512	414
Interest expense, net	22	28
EARNINGS BEFORE INTEREST AND TAXES	534	442
Less: Adjusting items from above	173	25
ADJUSTED EBIT	$361	$417

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
Earnings before interest, taxes, depreciation and amortization ("EBITDA") by segment is a non-GAAP measure that consists of EBIT plus depreciation and amortization. Segment EBITDA is used internally by the Company for analysis of performance.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composites

The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Composites segment (in millions):

	Three Months Ended March 31,
	2023	2022
Net sales	$585	$714
% change from prior year	-18%	28%
EBIT	$49	$154
EBIT as a % of net sales	8%	22%
Depreciation and amortization expense	$44	$43
EBITDA	$93	$197
EBITDA as a % of net sales	16%	28%

NET SALES

In our Composites segment, net sales in the first quarter of 2023 decreased $129 million compared to the same period in 2022. The decrease was driven primarily by lower sales volumes of approximately 18%. Higher selling prices of $30 million were offset by the net impact of divestitures and acquisitions and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

EBIT

In our Composites segment, EBIT in the first quarter of 2023 decreased $105 million compared to the same period in 2022. The decrease was driven by lower sales volumes and $20 million of higher production downtime. Higher selling prices of $30 million offset input cost inflation. The remaining variance was driven by higher manufacturing costs and the net unfavorable impact of divestitures and acquisitions of $14 million.

OUTLOOK

Global glass reinforcements market demand has several economic indicators including residential, non-residential construction and manufacturing production indices, as well as global wind installations. The Company anticipates market conditions to continue to soften temporarily with economic uncertainty, continued input cost inflation and primary labor availability. The Company remains focused on managing costs, capital expenditures, and working capital.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulation
The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Insulation segment (in millions):

	Three Months Ended March 31,
	2023	2022
Net sales	$919	$859
% change from prior year	7%	23%
EBIT	$156	$129
EBIT as a % of net sales	17%	15%
Depreciation and amortization expense	$51	$53
EBITDA	$207	$182
EBITDA as a % of net sales	23%	21%

NET SALES

In our Insulation segment, net sales in the first quarter of 2023 increased $60 million compared to the same period in 2022. The increase was driven by higher selling prices of $112 million, partially offset by approximately 8% lower sales volumes. Favorable customer and product mix and the net impact of $11 million from acquisitions and divestitures more than offset the $16 million unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

EBIT

In our Insulation segment, EBIT in the first quarter of 2023 increased $27 million compared to the same period in 2022. Higher selling prices of $112 million and positive customer and product mix more than offset $42 million of input cost inflation, lower sales volumes and $13 million of higher manufacturing costs. The remaining variance was driven about equally by higher production downtime, increased start-up costs and the negative impact of translating profits denominated in foreign currencies into United States dollar.

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

During the first quarter of 2023, the average Seasonally Adjusted Annual Rate (SAAR) of U.S. housing starts was approximately 1.395 million, down from an annual average of approximately 1.753 million starts in the first quarter of 2022.

The Company expects both the North American new residential construction market and global commercial and industrial construction markets to continue to soften temporarily with the weaker macro economic outlook, higher interest rates and continued input cost inflation. The Company remains focused on managing costs, capital expenditures, and working capital.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing
The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Roofing segment (in millions):

	Three Months Ended March 31,
	2023	2022
Net sales	$895	$838
% change from prior year	7%	18%
EBIT	$209	$176
EBIT as a % of net sales	23%	21%
Depreciation and amortization expense	$16	$14
EBITDA	$225	$190
EBITDA as a % of net sales	25%	23%

NET SALES

In our Roofing segment, net sales in the first quarter of 2023 increased $57 million compared to the same period in 2022. Higher selling prices of $86 million were partially offset by lower sales volumes of about 3%.
EBIT

In our Roofing segment, EBIT in the first quarter of 2023 increased $33 million compared to the same period in 2022. Higher selling prices of $86 million more than offset input cost inflation of $18 million. The remaining variance was driven by higher manufacturing costs and lower sales volumes.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended March 31,
	2023	2022
Restructuring costs	$(18)	$(6)
Gain on sale of Shanghai, China facility	—	27
Gain on sale of Santa Clara, California site	189	—
Gains on sale of certain precious metals	2	4
General corporate expense and other	(53)	(42)
EBIT	$120	$(17)
Depreciation and amortization	$16	$22

EBIT
In Corporate, Other and Eliminations, EBIT expenses for the first quarter of 2023 were lower by $137 million compared to the same period in 2022. EBIT improvement was primarily driven by the pre-tax gain on the Santa Clara, California site partially offset by the year over year increase of restructuring charges and general corporate expenses.
General corporate expense and other for the first quarter 2023 were higher by $11 million compared to the same period in 2022.
OUTLOOK
In 2023, we estimate general corporate expenses to be in the range of $195 million and $205 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company’s primary sources of liquidity are its balance of Cash and cash equivalents of $757 million as of March 31, 2023, its Senior Revolving Credit Facility and its Receivables Securitization Facility (each as defined below).

The Company has an $800 million senior revolving credit facility (the “Senior Revolving Credit Facility”) that has been amended from time to time, which matures in July 2026.
The Company has a $280 million receivables securitization facility (the “Receivables Securitization Facility”) that has been amended from time to time, which matures in April 2024.
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at March 31, 2023
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	N/A	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279

The Receivables Securitization Facility and Senior Revolving Credit Facility mature in 2024 and 2026, respectively. The Company has no significant debt maturities of senior notes before the fourth quarter of 2024. As of March 31, 2023, the Company had $3.0 billion of total debt and cash and cash equivalents of $757 million. The agreements governing our Senior Revolving Credit Facility and Receivables Securitization Facility contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. We were in compliance with these covenants as of March 31, 2023.

In June 2022, the Senior Revolving Credit Facility was amended to allow the Company to continue to operate in comprehensively sanctioned countries so long as it is not violating any sanctions.

Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of March 31, 2023, and December 31, 2022, the Company had $55 million and $188 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with Accounting Standards Codification (ASC) 740 based on the laws as of enactment of the tax legislation.

As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to page 16 of the Risk Factors disclosed in Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) for details on the factors that could inhibit our subsidiaries’ ability to pay dividends or make other distributions to the parent company.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2022 Form 10-K for more details on these material cash requirements. During the first quarter of 2023, there have been no material changes to our expected uses of cash and contractual obligations.
Supplier Finance Programs
We review supplier terms and conditions on an ongoing basis, and have negotiated payment terms extensions in recent years in connection with our efforts to reduce working capital and improve cash flow. Separate from those terms extension actions, certain of our subsidiaries have entered into paying agency agreements with third-party administrators. These voluntary supply chain finance programs (collectively, the “Programs”) generally give participating suppliers the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions, at the sole discretion of both the suppliers and financial institutions. The Company is not a party to the arrangements between the suppliers and the financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell, or otherwise pledge as collateral, amounts under these arrangements. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. One of our programs includes a parent guarantee to the participating financial institution for a certain U.S. subsidiary that, at the time of the respective program’s inception in 2015, was a guarantor subsidiary of the Company’s Credit Agreement. The obligations are presented as Accounts payable within Total current liabilities on the Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities on the Consolidated Statements of Cash Flow.
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
Please refer to the Supplier Finance Programs section in Note 1 of the Consolidated Financial Statements for a description of outstanding obligations and payments under the supplier finance programs.
Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$757	$748
Net cash flow (used for) provided by operating activities	$(164)	$158
Net cash flow provided by (used for) investing activities	$24	$(88)
Net cash flow used for financing activities	$(216)	$(285)
Availability on the Senior Revolving Credit Facility	$796	$796
Availability on the Receivables Securitization Facility	$279	$279
Cash and cash equivalents: Cash and cash equivalents as of March 31, 2023 increased $9 million compared to March 31, 2022, primarily due to higher cash flow provided by investing activities, partially offset by increased usage of cash from operations.
Operating activities: For the three months ended March 31, 2023, the Company’s operating activities used $164 million of cash compared to providing $158 million in the same period in 2022. The change in cash used by operating activities was primarily due to significant decreases of accounts payable during the quarter compared to the same period of 2022.
Investing activities: For the three months ended March 31, 2023, the Company’s investing activities provided $24 million of cash compared to $88 million used in the same period in 2022. The increase was due to the proceeds received from the sale of the Santa Clara site, partially offset by higher year-over-year spending on property, plant, and equipment.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financing activities: Net cash flow used for financing activities decreased by $69 million for the three months ended March 31, 2023 compared to the same period of 2022, resulting from lower treasury stock purchases for the period which more than offset increased dividend payments.
Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.
Fair Value Measurement

Please refer to Notes 4, 11, and 12 of the Consolidated Financial Statements.

SAFETY
One of our primary objectives is the safety and well-being of our employees. Working safely is an unconditional, organization-wide expectation at Owens Corning, which we believe directly benefits employees’ lives, improves our manufacturing processes and reduces our costs. The Company maintains comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to severe injuries. One of our primary safety measures is the Recordable Incident Rate (“RIR”) as defined by the United States Bureau of Labor Statistics. For the three months ended March 31, 2023, our RIR was 0.64, compared to 0.51 as reported in the same period a year ago.
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
•demand for our products;
•industry and economic conditions including, but not limited to, supply chain disruptions, recessionary conditions, inflationary pressures, interest rate and financial markets volatility, and the viability of banks and other financial institutions;
•availability and cost of energy and raw materials;
•levels of global industrial production;
•competitive and pricing factors;
•relationships with key customers and customer concentration in certain areas;
•issues related to acquisitions, divestitures and joint ventures or expansions;
•climate change, weather conditions and storm activity;
•legislation and related regulations or interpretations, in the United States or elsewhere;
•domestic and international economic and political conditions, policies or other governmental actions, as well as war and civil disturbance (such as Russia’s invasion of Ukraine);
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

All forward-looking statements in this report should be considered in the context of the risks and other factors described herein, and in Item 1A - Risk Factors in Part I of our 2022 Form 10-K. Users of this report should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the three months ended March 31, 2023. Please refer to “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II, Item 7A of our 2022 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS
Information required by this item is incorporated by reference to Note 13 of the Consolidated Financial Statements, Contingent Liabilities and Other Matters.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s 2022 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2023	1,500,963		$90.66	1,500,000	12,897,220
February 1-28, 2023	251,140		101.93	—	12,897,220
March 1-31, 2023	603		98.42	—	12,897,220
Total	1,752,706	*	$92.28	1,500,000	12,897,220

*    The Company retained an aggregate of 252,706 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted share units granted to our employees.
**    On February 14, 2022, the Board of Directors approved a share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “February 2022 Repurchase Authorization”).

On December 1, 2022, the Board of Directors approved a new share buy-back program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “December 2022 Repurchase Authorization”). The December 2022 Repurchase Authorization is in addition to the February 2022 Repurchase Authorization (together, the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 1.5 million shares of its common stock for $136 million, inclusive of applicable taxes, during the three months ended March 31, 2023, under the Repurchase Authorization. As of March 31, 2023, 12.9 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

Amendments to our Bylaws

At the 2023 Annual Meeting of Stockholders (the “Annual Meeting”) of the Company held on April 20, 2023, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Bylaws (the “Bylaws”) to update the existing exclusive forum provision (the “Federal Forum Amendment”). The Federal Forum Amendment amends Section 8.8 of the Bylaws to provide that, unless the Company consents in writing to the selection of an alternative forum, the U.S. federal district courts shall be, to the fullest extent permitted by law, the sole and exclusive forum for any action asserting a claim arising under the Securities Act of 1933. The Federal Forum Amendment became effective immediately upon approval by the stockholders at the Annual Meeting.

The foregoing description of the Federal Forum Amendment is not complete and is qualified in its entirety by reference to the full text of the Bylaws, which is attached as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Approval of Owens Corning 2023 Stock Plan

At the Annual Meeting, the stockholders of the Company approved the Owens Corning 2023 Stock Plan (the “2023 Stock Plan”). In general, the 2023 Stock Plan will be administered by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors (the “Board”). The 2023 Stock Plan provides for participation by non-employee directors of the Company and officers and other employees of the Company and its subsidiaries and certain affiliates, and permits grants of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, performance shares, performance share units and dividend equivalents, as determined by the Compensation Committee in accordance with the terms of the 2023 Stock Plan. The 2023 Stock Plan succeeds the Owens Corning 2019 Stock Plan (the “2019 Stock Plan”).

The number of shares of common stock available under the 2023 Stock Plan is 1,370,000 shares plus the number of shares that as of April 20, 2023 were available under the 2019 Stock Plan, subject to adjustment as provided in the 2023 Stock Plan and to the 2023 Stock Plan’s share counting rules. These shares may be shares of original issuance or treasury shares, or a combination of both. Shares underlying certain awards under the 2023 Stock Plan and the 2019 Stock Plan that expire, are terminated, cancelled, forfeited, unearned, or settled in cash, will again be available under the 2023 Stock Plan, as further described in the 2023 Stock Plan. The Compensation Committee may provide for continued vesting or accelerated vesting for awards under the 2023 Stock Plan upon certain events, including in connection with or following a participant’s death, disability, retirement, other termination of service or a change in control of the Company, as described in the 2023 Stock Plan. The 2023 Stock Plan generally has a minimum one-year vesting or performance period requirement for awards other than non-employee director awards, subject to a limited exception as described in the 2023 Stock Plan.

The 2023 Stock Plan provides that, subject to adjustment as described in the 2023 Stock Plan: (1) the maximum number of shares of common stock available for incentive stock options will not exceed 1,370,000 shares; and (2) in no event will any non-employee director of the Company in any one calendar year be granted compensation for such service having an aggregate maximum value (measured at the date of grant as applicable, and calculating the value of any awards based on the grant date fair value for financial reporting purposes) in excess of $650,000. The 2023 Stock Plan generally has a term of ten years but may be terminated prior to the expiration of the term by the Board. The Compensation Committee generally will be able to amend the 2023 Stock Plan, subject to stockholder approval in certain circumstances as described in the 2023 Stock Plan.

The 2023 Stock Plan permits the Compensation Committee to make certain performance-based awards to participants, which awards will be earned based upon the achievement of one or more performance measures. A non-exhaustive list of performance measures that could be used for such performance-based awards includes the following: total stockholder return (based on the change in the price of a share of the Company’s common stock and dividends paid); brand recognition or acceptance; cost savings or waste elimination; earnings before interest, taxes and amortization; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; operating income before interest and taxes; operating income before interest, taxes, depreciation and amortization; earnings per share; income; operating income; market share or market segment share; net income; new product innovation; operating profit or net operating profit; operating margins or profit margins; profits or gross profits; product cost reductions; product release schedules; return on stockholder’s equity; return on assets; return on capital employed; return on invested capital; return on operating revenue; revenue or revenue growth; sales or segment sales; share price performance; strategic corporate objectives relating to: increase in revenue with certain customers, customer groups, or customer types; revenues, synergies or savings related to corporate transactions; safety performance; sustainability or environmental performance); economic value added; cash flows (including, but not limited to, operating cash flow, free cash flow, free cash flow conversion, cash flow return on equity and cash flow return on investment); and working capital or changes in working capital over any time period.

The foregoing description of the 2023 Stock Plan is not complete and is qualified in its entirety by reference to the 2023 Stock Plan, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Submission of Matters to a Vote of Security Holders

At the Annual Meeting, the Company’s stockholders cast their votes as described below on seven proposals described in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on March 9, 2023.

Proposal 1

The Company’s stockholders elected the following directors to serve until the 2024 Annual Meeting of Stockholders and until their successors are elected and qualified pursuant to the following vote:

Name	Votes For	Votes Against	Abstentions	Broker Non-Votes
Brian D. Chambers	70,639,668	7,792,087	358,196	2,983,861
Eduardo E. Cordeiro	77,987,136	724,488	78,327	2,983,861
Adrienne D. Elsner	78,407,302	302,814	79,835	2,983,861
Alfred E. Festa	77,995,379	716,028	78,544	2,983,861
Edward F. Lonergan	74,629,522	4,081,977	78,452	2,983,861
Maryann T. Mannen	73,168,219	5,537,008	84,724	2,983,861
Paul E. Martin	78,116,559	595,513	77,879	2,983,861
W. Howard Morris	74,788,581	2,961,089	1,040,281	2,983,861
Suzanne P. Nimocks	73,914,961	4,792,087	82,903	2,983,861
John D. Williams	73,746,567	4,957,572	85,812	2,983,861

Proposal 2

The Company’s stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2023 pursuant to the following vote:

Votes For	Votes Against	Abstentions
73,378,787	8,318,506	75,032

Proposal 3

The Company’s stockholders approved, on an advisory basis, the 2022 compensation paid to the Company’s named executive officers pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
70,246,280	7,301,359	1,242,312	2,983,861

Proposal 4

The Company’s stockholders recommended, on a non-binding advisory basis, the frequency of future advisory votes on the compensation of the Company’s named executive officers pursuant to the following vote:

One Year	Two Years	Three Years	Abstentions	Broker Non-Votes
75,318,780	30,953	3,378,118	62,100	2,983,861

In light of the voting results on Proposal 4, the Company has decided to include the advisory stockholder vote on the compensation of the Company’s named executive officers in its proxy materials on an annual basis until the next required advisory vote on the frequency of the advisory stockholder vote on compensation paid to the Company’s named executive officers.

Proposal 5

The Company’s stockholders approved the Company’s 2023 Stock Plan pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
70,092,211	8,491,269	206,471	2,983,861

Proposal 6

The Company’s stockholders did not approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to reflect new Delaware law provisions regarding officer exculpation pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
64,521,561	13,957,319	311,071	2,983,861

Proposal 7

The Company’s stockholders approved an amendment to the Company’s exclusive forum provision in its Bylaws pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
66,268,952	12,426,794	94,205	2,983,861

ITEM 6.    EXHIBITS

Exhibit Number	Description

3.1	Third Amended and Restated Bylaws (as amended on April 20, 2023) (filed herewith).

10.1	Owens Corning 2023 Stock Plan (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Owens Corning has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS CORNING

Registrant

Date:	April 26, 2023	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Chief Financial Officer

Date:	April 26, 2023	By:	/s/ Mari K. Doerfler
Mari K. Doerfler
Vice President and
Controller