Form 10-Q
period 2023-06-30
Owens Corning
filed 2023-07-26
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Yes ☐     No ☑

As of July 21, 2023, 89,833,906 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
NET SALES	$2,563	$2,601	$4,894	$4,947
COST OF SALES	1,811	1,867	3,553	3,594
Gross margin	752	734	1,341	1,353
OPERATING EXPENSES
Marketing and administrative expenses	207	201	411	385
Science and technology expenses	28	24	56	47
Gain on sale of site	—	—	(189)	—
Other expense (income), net	30	22	42	(6)
Total operating expenses	265	247	320	426
OPERATING INCOME	487	487	1,021	927
Non-operating income	—	(2)	—	(4)
EARNINGS BEFORE INTEREST AND TAXES	487	489	1,021	931
Interest expense, net	23	26	45	54
EARNINGS BEFORE TAXES	464	463	976	877
Income tax expense	121	119	251	226
Equity in net earnings (loss) of affiliates	1	(1)	1	(1)
NET EARNINGS	344	343	726	650
Net (loss) earnings attributable to non-redeemable and redeemable noncontrolling interests	(1)	—	(2)	3
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$345	$343	$728	$647
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$3.81	$3.51	$8.01	$6.56
Diluted	$3.78	$3.49	$7.94	$6.52
WEIGHTED AVERAGE COMMON SHARES
Basic	90.5	97.6	90.9	98.6
Diluted	91.3	98.4	91.7	99.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET EARNINGS	$344	$343	$726	$650
Other comprehensive income (loss), net of tax:
Currency translation adjustment (net of tax of $0 and $(1) for the three months ended June 30, 2023 and 2022, respectively, and $0 and $(1) for the six months ended June 30, 2023 and 2022, respectively)	9	(54)	40	(82)
Pension and other postretirement adjustment (net of tax of $0 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $0 and $(1) for the six months ended June 30, 2023 and 2022, respectively)	(2)	6	(3)	9
Hedging adjustment (net of tax of $(2) and $1 for the three months ended June 30, 2023 and 2022, respectively, and $(2) and $(7) for the six months ended June 30, 2023 and 2022, respectively)	7	(1)	6	23
Total other comprehensive income (loss), net of tax	14	(49)	43	(50)
COMPREHENSIVE EARNINGS	358	294	769	600
Comprehensive loss attributable to non-redeemable and redeemable noncontrolling interests	(2)	(2)	(3)	—
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$360	$296	$772	$600

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	June 30, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$968	$1,099
Receivables, less allowance of $13 at June 30, 2023 and $11 at December 31, 2022	1,413	961
Inventories	1,288	1,334
Assets held for sale	—	45
Other current assets	122	117
Total current assets	3,791	3,556
Property, plant and equipment, net	3,723	3,729
Operating lease right-of-use assets	224	204
Goodwill	1,387	1,383
Intangible assets	1,565	1,602
Deferred income taxes	20	16
Other non-current assets	291	262
TOTAL ASSETS	$11,001	$10,752
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,201	$1,345
Current operating lease liabilities	59	52
Other current liabilities	572	707
Total current liabilities	1,832	2,104
Long-term debt, net of current portion	3,004	2,992
Pension plan liability	76	78
Other employee benefits liability	116	118
Non-current operating lease liabilities	165	152
Deferred income taxes	438	388
Other liabilities	311	299
Total liabilities	5,942	6,131
Redeemable noncontrolling interest	25	25
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,143	4,139
Accumulated earnings	4,427	3,794
Accumulated other comprehensive deficit	(637)	(681)
Cost of common stock in treasury (c)	(2,920)	(2,678)
Total Owens Corning stockholders’ equity	5,014	4,575
Noncontrolling interests	20	21
Total equity	5,034	4,596
TOTAL LIABILITIES AND EQUITY	$11,001	$10,752
(a)10 shares authorized; none issued or outstanding at June 30, 2023 and December 31, 2022
(b)400 shares authorized; 135.5 issued and 89.8 outstanding at June 30, 2023; 135.5 issued and 91.9 outstanding at December 31, 2022
(c)45.7 shares at June 30, 2023 and 43.6 shares at December 31, 2022
The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2022	91.9	$1	43.6	$(2,678)	$4,139	$3,794	$(681)	$21	$4,596
Net earnings attributable to Owens Corning	—	—	—	—	—	383	—	—	383
Net earnings attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	—	(1)	—	—	—	(1)
Currency translation adjustment	—	—	—	—	—	—	31	—	31
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.7	—	(0.7)	23	(22)	—	—	—	1
Purchases of treasury stock	(1.8)	—	1.8	(161)	—	—	—	—	(161)
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared (d)	—	—	—	—	—	(48)	—	—	(48)
Balance at March 31, 2023	90.8	$1	44.7	$(2,816)	$4,129	$4,129	$(652)	$21	$4,812
Net earnings attributable to Owens Corning	—	—	—	—	—	345	—	—	345
Net earnings attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	10	(1)	9
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(2)	—	(2)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	7	—	7
Issuance of common stock under share-based payment plans	0.1	—	(0.1)	12	—	—	—	—	12
Purchases of treasury stock	(1.1)	—	1.1	(116)	—	—	—	—	(116)
Stock-based compensation expense	—	—	—	—	14	—	—	—	14
Dividends declared (d)	—	—	—	—	—	(47)	—	—	(47)
Balance at June 30, 2023	89.8	$1	45.7	$(2,920)	$4,143	$4,427	$(637)	$20	$5,034

(a)Additional Paid in Capital (“APIC”)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interests (“NCI”)
(d)Quarterly dividend declaration of $0.52 per share as of June 30, 2023 and March 31, 2023

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

(a)Additional Paid in Capital (“APIC”)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interests (“NCI”)
(d)Quarterly dividend declaration of $0.35 per share as of June 30, 2022 and March 31, 2022

The accompanying Notes to the Consolidated Financial Statements are an integral part of this Statement.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2023	2022
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$726	$650
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	286	270
Deferred income taxes	43	16
Provision for pension and other employee benefits liabilities	3	1
Stock-based compensation expense	27	25
Gains on sale of certain precious metals	(2)	(11)
Gain on sale of site	(189)	—
Other adjustments to reconcile net earnings to cash provided by operating activities	1	22
Changes in operating assets and liabilities	(559)	(330)
Pension fund contribution	(3)	(2)
Payments for other employee benefits liabilities	(6)	(5)
Other	3	(12)
Net cash flow provided by operating activities	330	624
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(280)	(212)
Proceeds from the sale of assets or affiliates	189	27
Investment in subsidiaries and affiliates, net of cash acquired	—	(173)
Derivative settlements	—	20
Other	(11)	(2)
Net cash flow used for investing activities	(102)	(340)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Purchases of noncontrolling interest	—	(9)
Net decrease in short-term debt	—	(5)
Dividends paid	(95)	(70)
Purchases of treasury stock	(275)	(330)
Finance lease payments	(16)	(15)
Other	1	—
Net cash flow used for financing activities	(385)	(429)
Effect of exchange rate changes on cash	27	(4)
Net decrease in cash, cash equivalents and restricted cash	(130)	(149)
Cash, cash equivalents and restricted cash at beginning of period	1,107	966
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$977	$817

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

Revenue Recognition

As of December 31, 2022, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $89 million, of which $15 million was recognized as revenue in the first six months of 2023. As of June 30, 2023, our contract liability balances totaled $92 million.

As of December 31, 2021, our contract liability balances totaled $76 million, of which $15 million was recognized as revenue in the first six months of 2022. As of June 30, 2022, our contract liability balances totaled $82 million.

Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $9 million as of June 30, 2023, $8 million as of December 31, 2022, and $7 million as of June 30, 2022 and December 31, 2021. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

Related Party Transactions

In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $29 million and $50 million for the three and six months ended June 30, 2023, respectively, and $39 million and $60 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, amounts due to the related party supplier were $5 million and $3 million, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.    GENERAL (continued)

Supplier Finance Programs

We review supplier terms and conditions on an ongoing basis, and have negotiated payment terms extensions in recent years in connection with our efforts to reduce working capital and improve cash flow. Separate from those terms extension actions, certain of our subsidiaries have entered into paying agency agreements with third-party administrators. These voluntary supply chain finance programs (collectively, the “Programs”) generally give participating suppliers the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions, at the sole discretion of both the suppliers and financial institutions. The Company is not a party to the arrangements between the suppliers and the financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell, or otherwise pledge as collateral, amounts under these arrangements. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. One of the Programs includes a parent guarantee to the participating financial institution for a certain U.S. subsidiary that, at the time of the respective program’s inception in 2015, was a guarantor subsidiary of the Company’s Credit Agreement. The obligations are presented as Accounts payable within Total current liabilities on the Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities on the Consolidated Statements of Cash Flow.

The Company’s confirmed outstanding obligations under the Programs totaled $219 million and $234 million as of June 30, 2023 and December 31, 2022, respectively. The amounts of invoices paid under the Programs totaled $307 million and $304 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

Accounting Pronouncements

All Accounting Standards Updates (“ASUs”) recently issued by the Financial Accounting Standards Board (“FASB”) were either not applicable to the Company or their adoption did not have a material impact on the Company’s Consolidated Financial Statements.

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

	For the three months ended June 30, 2023
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$87	$324	$1,054	$(83)	$1,382
U.S. commercial and industrial	237	223	40	(2)	498
Total United States	324	547	1,094	(85)	1,880
Europe	135	201	4	—	340
Asia-Pacific	116	41	1	—	158
Rest of world	45	116	24	—	185
NET SALES	$620	$905	$1,123	$(85)	$2,563

	For the three months ended June 30, 2022
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$94	$374	$932	$(69)	$1,331
U.S. commercial and industrial	225	202	44	—	471
Total United States	319	576	976	(69)	1,802
Europe	197	213	5	(1)	414
Asia-Pacific	145	41	2	—	188
Rest of world	58	104	35	—	197
NET SALES	$719	$934	$1,018	$(70)	$2,601

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.    SEGMENT INFORMATION (continued)

	For the six months ended June 30, 2023
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$172	$694	$1,893	$(148)	$2,611
U.S. commercial and industrial	455	429	64	(4)	944
Total United States	627	1,123	1,957	(152)	3,555
Europe	272	395	8	(1)	674
Asia-Pacific	223	72	1	—	296
Rest of world	83	234	52	—	369
NET SALES	$1,205	$1,824	$2,018	$(153)	$4,894

	For the six months ended June 30, 2022
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$181	$725	$1,708	$(129)	$2,485
U.S. commercial and industrial	435	381	71	(3)	884
Total United States	616	1,106	1,779	(132)	3,369
Europe	402	410	11	(3)	820
Asia-Pacific	296	76	4	—	376
Rest of world	119	201	62	—	382
NET SALES	$1,433	$1,793	$1,856	$(135)	$4,947

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.    SEGMENT INFORMATION (continued)

EARNINGS BEFORE INTEREST AND TAXES

Earnings before interest and taxes (“EBIT”) by segment consist of net sales less related costs and expenses, and are presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in EBIT for our reportable segments and are included within Corporate, Other and Eliminations.
The following table summarizes EBIT by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reportable Segments
Composites	$87	$154	$136	$308
Insulation	163	157	319	286
Roofing	338	258	547	434
Total reportable segments	588	569	1,002	1,028
Restructuring costs	(47)	(11)	(65)	(17)
Gain on sale of Shanghai, China facility	—	—	—	27
Gain on sale of Santa Clara, California site	—	—	189	—
Gains on sale of certain precious metals	—	7	2	11
Acquisition-related costs	—	(3)	—	(3)
Impairment loss on Chambery, France assets held for sale	—	(29)	—	(29)
General corporate expense and other	(54)	(44)	(107)	(86)
Total corporate, other and eliminations	(101)	(80)	19	(97)
EBIT	$487	$489	$1,021	$931

3.    INVENTORIES
Inventories consist of the following (in millions):

	June 30, 2023	December 31, 2022
Finished goods	$804	$843
Materials and supplies	484	491
Total inventories	$1,288	$1,334

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2023 and December 31, 2022, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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

The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	June 30, 2023	December 31, 2022
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps	Other current assets	$—	$2
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps	Other current liabilities	$22	$32
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$1	$2

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2023	2022	2023	2022
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of loss (gain) reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$14	$(16)	$32	$(26)
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$—	$—	$—	$(1)
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of (gain) loss recognized in earnings (b)	Other expense (income), net	$(2)	$(23)	$4	$(28)
(a)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(b)Gains related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expense (income), net. Please refer to the “Other Derivatives” section below for additional detail.

Consolidated Statements of Comprehensive Earnings Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (in millions):

		Amount of (Gain) Loss Recognized in Comprehensive Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
Hedging Type	Derivative Financial Instrument	2023	2022	2023	2022
Net investment hedge	Cross-currency swaps	$—	$(3)	$—	$(5)
Cash flow hedge	Natural gas forward swaps	$(9)	$10	$(8)	$(13)
Cash flow hedge	Treasury interest rate lock	$—	$(9)	$—	$(19)
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of June 30, 2023, the notional amounts of these natural gas forward swaps was 8 million MMBtu (or MMBtu equivalent) based on U.S. and European indices. The Company has designated these natural gas forward swaps as cash flow hedges, with the last hedge maturing no later than August 2024. A net unrecognized loss of $22 million related to these natural gas forward swaps was included in AOCI as of June 30, 2023, $22 million of which is expected to be reclassified into earnings within the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

In 2020, the Company entered into a $175 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with the anticipated issuance of certain 10-year fixed rate senior notes. The Company designated this forward U.S. Treasury rate lock agreement, which expired on December 15, 2022, as a cash flow hedge. The locked fixed rate of this agreement was 0.994%. In September 2022, a gain of $6 million was recognized as a result of a change in the forecasted issuance of certain senior notes. In December 2022, the Company received cash of $37 million upon the settlement of the rate lock agreement, of which $31 million will be amortized as a component of interest expense upon the future issuance of senior notes. This unrecognized gain of $31 million was included in AOCI as of June 30, 2023.

Net Investment Hedges
The Company has translation exposure resulting from translating the financial statements of foreign subsidiaries into United States Dollars, which is recognized in Currency translation adjustment (a component of AOCI). In the second quarter of 2022, the Company terminated the remaining cross-currency forward contracts related to the hedged portions of the net investment in foreign subsidiaries, resulting in cash proceeds of $11 million.

Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of June 30, 2023, the Company had notional amounts of $132 million for non-designated derivative financial instruments related to foreign currency exposures in United States Dollars primarily related to the Brazilian Real, Chinese Yuan, Indian Rupee, Hong Kong Dollar, South Korean Won, and Japanese Yen. In addition, the Company had notional amounts of $32 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Złoty and the British Pound Sterling.

5.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.

No testing was deemed necessary in the first six months of 2023. The changes in the net carrying value of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Gross carrying amount at December 31, 2022	$425	$1,499	$394	$2,318
Foreign currency translation	1	7	1	9
Gross carrying amount at June 30, 2023	426	1,506	395	2,327

Accumulated impairment losses at December 31, 2022	—	(935)	—	(935)
Foreign currency translation	—	(5)	—	(5)
Accumulated impairment losses at June 30, 2023	—	(940)	—	(940)

Balance, net of impairment, at June 30, 2023	$426	$566	$395	$1,387

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
Other intangible assets consist of the following (in millions):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trademarks and trade names	$991	$—	$991	$989	$—	$989
Amortizable intangible assets
Customer relationships	644	(275)	369	638	(243)	395
Technology	331	(198)	133	330	(187)	143
Trademarks	12	(1)	11	12	—	12
Other (a)	63	(2)	61	66	(3)	63
Total other intangible assets	$2,041	$(476)	$1,565	$2,035	$(433)	$1,602
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
The following table presents the carrying values of these assets as of June 30, 2023:

Trade names and trademarks	June 30, 2023
European building and technical insulation trade name	$89
Global cellular glass insulation trademark	$80
Components branded roofing trademark	$42
Amortization expense for intangible assets for the three and six months ended June 30, 2023 was $24 million and $42 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2022 was $12 million and $23 million, respectively. Amortization expense for intangible assets is estimated to be $55 million for the remainder of 2023.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The estimated amortization expense for intangible assets for the next five fiscal years ended December 31 is as follows (in millions):

Period	Amortization
2024	$65
2025	$58
2026	$43
2027	$35
2028	$34

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	June 30, 2023	December 31, 2022
Land	$168	$166
Buildings and leasehold improvements	1,240	1,221
Machinery and equipment	5,373	5,220
Construction in progress	472	522
	7,253	7,129
Accumulated depreciation	(3,530)	(3,400)
Property, plant and equipment, net	$3,723	$3,729

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 9% of total machinery and equipment as of both June 30, 2023 and December 31, 2022. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of about 3% of the outstanding carrying value.

Our production tooling needs in our Composites segment are changing in response to economic and technological factors. As a result, we exchanged certain precious metals used in production tooling for certain other precious metals to be used in production tooling. These non-cash investing activities are not included in Net cash flow used for investing activities in the Consolidated Statements of Cash Flows. There were no non-cash exchanges during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, these non-cash exchanges resulted in a net increase to Machinery and equipment of $7 million and $11 million, respectively, and gains totaling $7 million and $11 million, respectively. The gains are included in Other expense (income), net on the Consolidated Statements of Earnings and are reflected in the Corporate, Other and Eliminations reporting category. We do not expect these exchanges to materially impact our current or future capital expenditure requirements or rate of depletion.

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

On June 1, 2022, the Company acquired all of the outstanding assets of WearDeck®, a premium producer of composite weather-resistant decking for commercial and residential applications, for approximately $133 million, net of cash acquired. The acquisition advances the Composites business growth strategy to focus on high-value material solutions within the building and construction industry. The operating results for WearDeck® have been included in the Composites segment within the Consolidated Financial Statements since the date of the acquisition. The purchase price allocation included $38 million in intangible assets and $68 million in goodwill, of which $61 million is tax deductible. The intangible assets consist of definite-lived trademarks of $7 million with an estimated average life of 10 years, technology of $10 million with an estimated weighted average life of 11 years and customer relationships of $21 million with an estimated weighted average life of 15 years. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The pro-forma effect of this acquisition on revenues and earnings was not material.

On May 23, 2022, Owens Corning and Pultron Composites (“Pultron”) formed a joint venture (“JV”) to manufacture and sell fiberglass rebar. The Company contributed approximately $47 million to acquire a 65.5% controlling interest and has established a redeemable noncontrolling interest of $25 million related to Pultron, the minority holder. The JV expands Owens Corning’s capability to produce high-value material solutions by combining the Company’s glass-fiber material technology, channel access and extensive industry experience with Pultron’s manufacturing expertise and process efficiency. The fully consolidated operating results for the JV have been included in the Company’s Composites segment within the Consolidated Financial Statements since the date of the formation of the JV. Subsequent to the JV formation, the JV acquired assets and technology from Pultron for approximately $65 million. The purchase price allocation included $15 million in intangible assets, consisting of technology, with an estimated weighted average life of 15 years and $42 million in goodwill, of which $37 million is tax deductible. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The pro-forma effect of this acquisition on revenues and earnings was not material.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8.    DIVESTITURES

On March 3, 2023, the Company finalized the sale of the Company’s Insulation site in Santa Clara, California for total proceeds of $234 million, net of transaction fees. Total proceeds included a non-refundable deposit of $50 million received in the third quarter of 2021. As a result of this sale, the Company recognized a pre-tax gain of $189 million, in the first quarter of 2023, which is recorded in Gain on sale of site on the Consolidated Statements of Earnings.

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

9.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2022 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Six Months Ended June 30,
	2023	2022
Beginning balance	$88	$81
Amounts accrued for current year	11	10
Settlements of warranty claims	(6)	(5)
Ending balance	$93	$86

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

Protective Packaging Exit

In May 2023, the Company made the decision to exit the Protective Packaging business within the Roofing segment, including the production and sale of wood packaging, metal packaging and custom products. Exiting Protective Packaging will allow the Company to focus resources on the growth of its building materials products, which supports the future growth aspirations of the enterprise. With the exit of the Protective Packaging business, the Company will be closing its plants in Dorval, Quebec and Mission, British Columbia, Canada. The Company will also be significantly scaling back operations at its Novia facility in Qingdao, China.

In connection with the exit of the Protective Packaging business, the Company estimates that it will incur cash charges of approximately $20 million, primarily related to severance and other exit costs. Additionally, the Company expects to incur total non-cash charges in the range of $65 to $75 million, primarily related to accelerated depreciation of property, plant and equipment and accelerated amortization of definite-lived intangibles.

During the second quarter of 2023, the Company recorded $29 million of charges, of which $17 million were non-cash charges, primarily related to accelerated depreciation and amortization, and $12 million of cash charges, primarily related to severance.
Wabash Facility Closure
In April 2023, the Company took actions to support its strategy to operate a flexible and cost-efficient manufacturing network through decisions to relocate the Wabash, Indiana mineral wool operations to Joplin, Missouri, and to exit the granulated mineral wool market. These actions are expected to result in cumulative incremental costs of approximately $30 million, primarily related to severance and accelerated depreciation.

During the second quarter of 2023, the Company recorded $15 million of charges, primarily related to severance costs and accelerated depreciation.

European Operating Structure Optimization
In March 2023, the Company took actions to optimize the operating structure of its segments across Europe to increase its competitiveness. These actions are expected to result in cumulative incremental costs of approximately $20 million, primarily related to severance and other exit costs. During the first six months of 2023, the Company recorded $12 million of charges primarily related to severance costs.

Composites Strategic Realignment Actions
On July 1, 2022, the Company finalized the sale of the European portion of the DUCS product line located in Chambéry, France, within the Composite’s segment. The Company recorded a pre-tax charge of $30 million in Other expense (income), net on the Consolidated Statements of Earnings in 2022 to reflect the fair value less cost to sell the assets. The Company also took actions to convert the DUCS manufacturing facilities located in Anderson, South Carolina and Kimchon, Korea to produce other glass fiber products needed to support our growth strategy in building and construction applications. As a result, during the first six months of 2023, the Company recorded $3 million primarily related to other exit costs. The Company does not expect to recognize significant incremental costs related to these actions.

Roofing Restructuring Actions
In December 2021, the Company took actions to restructure operations within the Roofing segment’s components product line by relocating production assets from China to India, which allowed the business to optimize its manufacturing network and support a tariff mitigation strategy. During the first six months of 2023, the Company recorded $1 million of charges primarily related to other exit costs. The Company does not expect to recognize significant incremental costs related to these actions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.    RESTRUCTURING, ACQUISITION AND DIVESTITURE-RELATED COSTS (continued)

Santa Clara Insulation Site
During the third quarter of 2021, the Company entered into a sales agreement for the Company’s Insulation site in Santa Clara, California, as part of the Company’s ongoing strategy to operate a flexible, cost-efficient manufacturing network and geographically locate its assets to better serve its customers. On March 3, 2023, the Company finalized the sale of this site for total proceeds of $234 million, net of transaction fees. Total proceeds included a non-refundable deposit of $50 million received in the third quarter of 2021.

During the first six months of 2023, the Company recorded $5 million of charges, primarily related to other exit costs, associated with this action. The Company does not expect to recognize significant incremental costs related to this action.

Consolidated Statements of Earnings Classification

The following table presents the impact and respective location of total restructuring, acquisition and divestiture-related costs on the Consolidated Statements of Earnings, which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Type of cost	Location	2023	2022	2023	2022
Accelerated depreciation	Cost of sales	$22	$7	$23	$13
Other exit costs	Cost of sales	1	—	8	—
Other exit costs	Marketing and administrative expenses	1	3	1	3
Acquisition-related costs	Marketing and administrative expenses	—	3	—	3
Severance	Other expense (income), net	16	1	25	1
Other exit costs	Other expense (income), net	—	29	1	2
Accelerated amortization	Other expense (income), net	7	—	7	—
Gain on sale of Santa Clara, California site	Gain on sale of site	—	—	(189)	—
Total restructuring, acquisition and divestiture-related costs (gains)		$47	$43	$(124)	$22

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company’s restructuring activities (in millions):

	Protective Packaging Exit	Wabash Facility Closure	European Operating Structure Optimization	Composites Strategic Realignment Actions	Roofing Restructuring Actions	Santa Clara Insulation Site
Balance at December 31, 2022	$—	$—	$—	$1	$—	$7
Restructuring costs	29	15	12	3	1	5
Payments	—	—	(2)	(3)	(1)	(11)
Accelerated depreciation and other non-cash items	(17)	(12)	—	—	—	(1)
Balance at June 30, 2023	$12	$3	$10	$1	$—	$—
Cumulative charges incurred	$29	$15	$12	$12	$9	$65

As of June 30, 2023, the remaining liability balance is comprised of $26 million of severance, inclusive of $2 million of non-current severance and $24 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.200% senior notes, net of discount and financing fees, due 2024	$398	98%	$398	99%
3.400% senior notes, net of discount and financing fees, due 2026	398	94%	398	94%
3.950% senior notes, net of discount and financing fees, due 2029	447	93%	446	90%
3.875% senior notes, net of discount and financing fees, due 2030	298	91%	298	89%
7.000% senior notes, net of discount and financing fees, due 2036	368	109%	368	107%
4.300% senior notes, net of discount and financing fees, due 2047	589	82%	589	78%
4.400% senior notes, net of discount and financing fees, due 2048	391	83%	390	78%
Various finance leases, due through 2050 (a)	145	100%	131	100%
Other	1	N/A	2	N/A
Total long-term debt	3,035	N/A	3,020	N/A
Less – current portion (a)	31	100%	28	100%
Long-term debt, net of current portion	$3,004	N/A	$2,992	N/A
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
The Company issued $550 million of 2036 senior notes on October 31, 2006. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2007. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.
Collectively, the senior notes above are referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2023.

Senior Revolving Credit Facility

The Company has an $800 million senior revolving credit facility (the “Senior Revolving Credit Facility”) with a maturity date in July 2026 that includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate, federal funds rate plus a spread or Term SOFR plus a spread.

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of June 30, 2023. Please refer to the Credit Facility Utilization section below for liquidity information as of June 30, 2023.

In May 2023, the Senior Revolving Credit Facility was amended to formally adopt SOFR plus a spread as the benchmark reference rate in anticipation of the June 30, 2023 discontinuation of LIBOR.
Receivables Securitization Facility
The Company has a Receivables Purchase Agreement (“RPA”) that is accounted for as secured borrowings in accordance with ASC 860, “Accounting for Transfers and Servicing.” Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $280 million RPA with certain financial institutions. The Company has the ability to borrow at the lenders’ cost of funds, which approximates A-1/P-1 commercial paper rates vs. SOFR, plus a spread. As of the June 30, 2023 discontinuation of LIBOR, fallback language in the RPA took effect to transition the facility to SOFR plus a spread. The RPA has been amended from time to time, with a maturity date in April 2024.
The RPA contains various covenants, including a maximum allowed leverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of June 30, 2023. Please refer to the Credit Facility Utilization section below for liquidity information as of June 30, 2023.
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

	Balance at June 30, 2023
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	N/A	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279
Short-Term Debt
Short-term borrowings were $1 million and $1 million as of June 30, 2023 and December 31, 2022, respectively. The short-term borrowings consisted of various operating lines of credit. The weighted average interest rate on all short-term borrowings was approximately 4.6% and 2.8% as of June 30, 2023 and December 31, 2022, respectively.

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
The following table presents the components of net periodic pension cost (in millions):

	Three Months Ended June 30,
	2023			2022
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$—	$1	$1	$1	$1	$2
Interest cost	8	4	12	6	2	8
Expected return on plan assets	(10)	(3)	(13)	(9)	(4)	(13)
Amortization of actuarial loss	2	—	2	3	1	4
Net periodic pension cost	$—	$2	$2	$1	$—	$1

	Six Months Ended June 30,
	2023			2022
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$2	$3	$2	$2	$4
Interest cost	16	8	24	12	5	17
Expected return on plan assets	(20)	(7)	(27)	(18)	(8)	(26)
Amortization of actuarial loss	3	1	4	6	1	7
Net periodic pension cost	$—	$4	$4	$2	$—	$2
The Company expects to contribute $25 million in cash to its defined benefit pension plans during 2023. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The Company made cash contributions of $3 million to its defined benefit pension plans during the six months ended June 30, 2023.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following table provides the components of net periodic postretirement benefit income for U.S. plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of Net Periodic Postretirement Benefit Income
Service cost	$—	$—	$—	$1
Interest cost	2	1	3	2
Amortization of actuarial gain	(2)	(2)	(4)	(4)
Net periodic postretirement benefit income	$—	$(1)	$(1)	$(1)

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

During the second quarter of 2023, the Company’s subsidiary, Paroc Group OY (“Paroc”), which the Company acquired in 2018, notified the appropriate European maritime regulatory authorities that specific insulation products in its marine insulation product line may not meet certain fire safety requirements in accordance with their certifications. Paroc has voluntarily withdrawn these specific products from the market, issued a recall for these products and suspended distribution and sales of these products. Paroc is cooperating with the applicable regulatory and government authorities and its customers to address the issue. The Company’s review of this matter is ongoing. We expect to incur costs associated with the resolution of this matter and it is possible that these costs may be material. The amount or range of any potential loss cannot be reasonably estimated at this time.

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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of June 30, 2023, the Company was involved with a total of 22 sites worldwide, including 10 Superfund and state or country equivalent sites and 12 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning reasonably estimates the costs of remediation to be paid over a period of years. The Company accrues an amount on an undiscounted basis, when a liability is probable and reasonably estimable. Actual cost may differ from these estimates for the reasons mentioned above. At June 30, 2023, the Company had an accrual totaling $5 million for these costs, of which the current portion is $1 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
14.    STOCK COMPENSATION

Description of the Plan

On April 20, 2023, the Company’s stockholders approved the Owens Corning 2023 Stock Plan (the “2023 Stock Plan”), which authorizes grants of stock options, stock appreciation rights, stock awards (including restricted stock awards, restricted stock units and bonus stock awards), performance share awards and performance share units. At June 30, 2023, the number of shares remaining available under the 2023 Stock Plan for all stock awards was approximately 3.4 million.

Prior to the 2023 Stock Plan, employees were eligible to receive stock awards under the Owens Corning 2019 Stock Plan.

Total Stock-Based Compensation Expense

Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total stock-based compensation expense	$14	$13	$27	$25

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
The Company has not granted stock options since the year ended December 31, 2014. As of June 30, 2023, there was no unrecognized compensation cost related to stock options and the exercise price on outstanding stock options was $37.65.
The following table summarizes the Company’s stock option activity:

		Weighted-Average
	Number of Options	Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, December 31, 2022	27,000	$37.65	1.1	$1
Exercised	(15,400)	37.65
Outstanding, June 30, 2023	11,600	$37.65	0.6	$1
Exercisable, June 30, 2023	11,600	$37.65	0.6	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    STOCK COMPENSATION (continued)

Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) under its stockholder approved stock plans. All outstanding RSUs will fully settle in stock. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three or four years. The stock plans allow alternate vesting schedules for death, disability, and retirement. The weighted-average grant date fair value of RSUs granted in 2023 was $99.02.
The following table summarizes the Company’s RSU activity:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2022	1,276,160	$69.16
Granted	333,291	99.02
Vested	(318,010)	69.93
Forfeited	(34,401)	84.18
Balance at June 30, 2023	1,257,040	$76.25
As of June 30, 2023, there was $44 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.52 years. The total grant date fair value of shares vested during the six months ended June 30, 2023 and 2022 was $22 million and $20 million, respectively.
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

In the six months ended June 30, 2023, the Company granted both internal Company-based and external-based metric PSUs.

Internal Company-based metrics

The internal Company-based metric PSUs are based on various Company metrics and typically vest over a three-year period. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on each award’s design and performance versus the internal Company-based metrics.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    STOCK COMPENSATION (continued)

External-based metrics

The external-based metric PSUs vest after a three-year period. Outstanding grants issued in or after 2018 until 2022 were based on the Company’s total stockholder return relative to the performance of the Dow Jones U.S. Construction & Materials Index. Outstanding grants issued in 2023 are based on the Company’s total stockholder return relative to a peer group. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance. The fair value of external-based metric PSUs has been estimated at the grant date using a Monte Carlo simulation that uses various assumptions.

The following table provides a summary of the assumptions for PSUs granted in 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Expected volatility	44.66%	41.65%
Risk free interest rate	3.75%	1.36%
Expected term (in years)	2.91	2.91
Grant date fair value of units granted	$119.33	$122.69
The risk-free interest rate was based on zero-coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of June 30, 2023, there was $23 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.89 years.
The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2022	303,716	$91.47
Granted	155,469	101.76
Forfeited	(15,186)	95.59
Balance at June 30, 2023	443,999	$94.59

Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (“ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company’s stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan, which increased the number of shares available for issuance under the plan by 4.2 million shares. As of June 30, 2023, 3.4 million shares remain available for purchase.
Included in total stock-based compensation expense is $2 million and $4 million of expense related to the Company’s ESPP recognized during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2022, the Company recognized expense of $2 million and $3 million, respectively, related to the Company’s ESPP. As of June 30, 2023, there was $3 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings attributable to Owens Corning	$345	$343	$728	$647
Weighted-average number of shares outstanding used for basic earnings per share	90.5	97.6	90.9	98.6
Non-vested restricted stock units and performance share units	0.8	0.8	0.8	0.7
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	91.3	98.4	91.7	99.3
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$3.81	$3.51	$8.01	$6.56
Diluted	$3.78	$3.49	$7.94	$6.52
For the three and six months ended June 30, 2023 and June 30, 2022, there were no non-vested RSUs or PSUs that had an anti-dilutive effect on earnings per share.
The Board of Directors approved two share repurchase programs in 2022 under which the Company is authorized to repurchase up to an aggregate of 20 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 2.6 million shares of its common stock for $250 million, inclusive of applicable taxes, during the six months ended June 30, 2023, under the Repurchase Authorization. As of June 30, 2023, 11.8 million shares remain available for repurchase under the Repurchase Authorization.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax expense	$121	$119	$251	$226
Effective tax rate	26%	26%	26%	26%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2023 is primarily due to U.S. state and local income tax expense, foreign rate differential and U.S. federal taxes on foreign earnings. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2023 is primarily due to U.S. state and local income tax expense, foreign rate differential, and other discrete adjustments.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law, which includes a new corporate alternative minimum tax and an excise tax of 1% on the fair market value of net stock repurchases. Both provisions are effective for years after December 31, 2022. The Company does not anticipate being subject to the corporate alternative minimum tax in 2023 and continues to evaluate the potential future impact of the Inflation Reduction Act on its financial position and results of operations.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Currency Translation Adjustment
Beginning balance	$(349)	$(306)	$(380)	$(279)
Net investment hedge amounts classified into AOCI, net of tax	—	2	—	4
Gain (loss) on foreign currency translation	10	(54)	41	(83)
Other comprehensive income (loss), net of tax	10	(52)	41	(79)
Ending balance	$(339)	$(358)	$(339)	$(358)
Pension and Other Postretirement Adjustment
Beginning balance	$(302)	$(315)	$(301)	$(318)
Amounts reclassified from AOCI to net earnings, net of tax (a)	—	2	—	2
Amounts classified into AOCI, net of tax	(2)	4	(3)	7
Other comprehensive (loss) income, net of tax	(2)	6	(3)	9
Ending balance	$(304)	$(309)	$(304)	$(309)
Hedging Adjustment
Beginning balance	$(1)	$40	$—	$16
Amounts reclassified from AOCI to net earnings, net of tax (b)	11	(12)	24	(20)
Amounts classified into AOCI, net of tax	(4)	11	(18)	43
Other comprehensive income (loss), net of tax	7	(1)	6	23
Ending balance	$6	$39	$6	$39
Total AOCI ending balance	$(637)	$(628)	$(637)	$(628)

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
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $345 million in the second quarter of 2023, compared to $343 million in the same period of 2022. The Company generated $534 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the second quarter of 2023, compared to $525 million in the same period of 2022. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. Second quarter of 2023 earnings before interest and taxes (“EBIT”) performance compared to the same period of 2022 decreased $67 million in our Composites segment, and increased $6 million and $80 million in our Insulation and Roofing segments, respectively. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $10 million.

Cash and cash equivalents were $968 million as of June 30, 2023, compared to $810 million as of June 30, 2022. In the six months ended June 30, 2023, the Company’s operating activities provided $330 million of cash, compared to providing $624 million of cash in the same period in 2022.

In May 2023, the Company made the decision to exit the Protective Packaging business within the Roofing segment, including the production and sale of wood packaging, metal packaging and custom products. Exiting Protective Packaging will allow the Company to focus resources on the growth of its building materials products, which supports the future growth aspirations of the enterprise. With the exit of the Protective Packaging business, the Company will be closing its plants in Dorval, Quebec and Mission, British Columbia, Canada. The Company will also be significantly scaling back operations at its Novia facility in Qingdao, China. In connection with the exit of the Protective Packaging business, the Company estimates that it will incur cash charges of approximately $20 million, primarily related to severance and other exit costs. Additionally, the Company expects to incur total non-cash charges in the range of $65 to $75 million, primarily related to accelerated depreciation of property, plant and equipment and accelerated amortization of definite-lived intangibles. The Company expects to exit the majority of the business by the end of 2023 and expects to generate savings of approximately $7 million annually by 2024. During the second quarter of 2023, the Company recorded $29 million of charges, primarily related to severance costs, accelerated depreciation and accelerated amortization.

During the second quarter of 2023, the Company’s subsidiary, Paroc Group OY (“Paroc”), which the Company acquired in 2018, notified the appropriate European maritime regulatory authorities that specific insulation products in its marine insulation product line may not meet certain fire safety requirements in accordance with their certifications. Paroc has voluntarily withdrawn these specific products from the market, issued a recall for these products and suspended distribution and sales of these products. Paroc is cooperating with the applicable regulatory and government authorities and its customers to address the issue. The Company’s review of this matter is ongoing. We expect to incur costs associated with the resolution of this matter and it is possible that these costs may be material. The amount or range of any potential loss cannot be reasonably estimated at this time.

On March 3, 2023, the Company finalized the sale of the Company’s Insulation site in Santa Clara, California for total proceeds of $234 million, net of transaction fees. Total proceeds included a non-refundable deposit of $50 million received in the third quarter 2021. As a result, the Company recognized a pre-tax gain of $189 million in the first quarter of 2023, which is recorded in Gain on sale of site on the Consolidated Statements of Earnings.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Board of Directors approved two share repurchase programs in 2022 under which the Company is authorized to repurchase up to an aggregate of 20 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 1.1 million shares of its common stock for $114 million, inclusive of applicable taxes, in the second quarter of 2023 under the Repurchase Authorization. As of June 30, 2023, 11.8 million shares remained available for repurchase under the Repurchase Authorization.

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$2,563	$2,601	$4,894	$4,947
Gross margin	$752	$734	$1,341	$1,353
% of net sales	29%	28%	27%	27%
Marketing and administrative expenses	$207	$201	$411	$385
Gain on sale of site	$—	—	$(189)	$—
Other expense (income), net	$30	$22	$42	$(6)
Earnings before interest and taxes	$487	$489	$1,021	$931
Interest expense, net	$23	$26	$45	$54
Income tax expense	$121	$119	$251	$226
Net earnings attributable to Owens Corning	$345	$343	$728	$647

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

In the second quarter and year-to-date 2023, net sales decreased $38 million and decreased $53 million, respectively, compared to the same periods in 2022. For the second quarter, the decrease in net sales was primarily driven by lower sales volumes partially offset by higher selling prices. For year-to-date, the decrease in net sales was driven by lower sales volumes and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars, partially offset by higher selling prices and favorable customer and product mix.

GROSS MARGIN

In the second quarter and year-to-date 2023, gross margin increased $18 million and decreased $12 million, respectively, compared to the same periods in 2022. For the second quarter, the increase was primarily driven by higher selling prices across all three segments, offset by lower sales volumes and increased production downtime in both the Composites and Insulation segments. For year-to-date, the decrease was primarily driven by lower sales volumes, input cost inflation and the unfavorable net impact of acquisitions and divestitures, slightly offset by higher selling prices. Unfavorable manufacturing performance and higher production downtime also contributed to the decrease.

MARKETING AND ADMINISTRATIVE EXPENSES
In the second quarter and year-to-date 2023, marketing and administrative expenses increased $6 million and increased $26 million, respectively, compared to the same periods in 2022. The increase was driven primarily by ongoing inflationary pressures throughout the organization as well as higher general corporate expenses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GAIN ON SALE OF SITE

In the first quarter of 2023, the Company finalized the sale of the Company’s Insulation site in Santa Clara, California resulting in the recognition of a pre-tax gain of $189 million.

OTHER EXPENSE (INCOME), NET

In the second quarter and year-to-date 2023, other expenses increased $8 million and increased $48 million, respectively, compared to the same periods in 2022. For the second quarter, the increase was driven primarily by lower gains on the sale of certain precious metals. For year-to-date, the increase was primarily driven by higher restructuring costs and lower gains on the sale of certain precious metals.
INTEREST EXPENSE, NET
In the second quarter and year-to-date 2023, interest expense, net, decreased $3 million and decreased $9 million, respectively, compared to the same periods in 2022 driven by higher interest income and capitalized interest.
INCOME TAX EXPENSE

Income tax expense for the three and six months ended June 30, 2023 was $121 million and $251 million, respectively. For the second quarter of 2023 and the six months ended June 30, 2023, the Company’s effective tax rate was 26%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2023 is primarily due to U.S. state and local income tax expense, foreign rate differential and U.S. federal taxes on foreign earnings. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2023 is primarily due to U.S. state and local income tax expense, foreign rate differential, and other discrete adjustments.

The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is not reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions.
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law, which includes a new corporate alternative minimum tax and an excise tax of 1% on the fair market value of net stock repurchases. Both provisions are effective for years after December 31, 2022. The Company does not anticipate being subject to the corporate alternative minimum tax in 2023 and continues to evaluate the potential future impact of the Inflation Reduction Act on its financial position and results of operations.

Income tax expense for the three and six months ended June 30, 2022 was $119 million and $226 million, respectively. For the second quarter of 2022 and the six months ended June 30, 2022, the Company's effective tax rate was 26%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2022 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, foreign rate differential, and other discrete adjustments. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2022 is primarily due to U.S. state and local income tax expense, U.S. federal taxes on foreign earnings, foreign rate differential and other discrete adjustments.

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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2023	2022	2023	2022
Restructuring costs	Cost of sales	$(23)	$(7)	$(31)	$(13)
Restructuring costs	Marketing and administrative expenses	(1)	(3)	(1)	(3)
Severance	Other expense (income), net	(16)	(1)	(25)	(1)
Other exit costs	Other expense (income), net	(7)	(29)	(8)	(29)
Gain on sale of Santa Clara, California site	Gain on sale of site	—	—	189
Acquisition-related costs	Marketing and administrative expenses	—	(3)	—	(3)
Gain on sale of Shanghai, China facility	Other expense (income), net	—	—	—	27
Total restructuring, acquisition and divestiture-related (costs) gains		$(47)	$(43)	$124	$(22)

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restructuring costs	$(47)	$(11)	$(65)	$(17)
Gain on sale of Shanghai, China facility	—	—	—	27
Gain on sale of Santa Clara, California site	—	—	189	—
Gains on sale of certain precious metals	—	7	2	11
Acquisition-related costs	—	(3)	—	(3)
Impairment loss on Chambery, France assets held for sale	—	(29)	—	(29)
Total adjusting items	$(47)	$(36)	$126	$(11)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The reconciliation from Net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$345	$343	$728	$647
Net (loss) earnings attributable to non-redeemable and redeemable noncontrolling interests	(1)	—	(2)	3
NET EARNINGS	344	343	726	650
Equity in net earnings (loss) of affiliates	1	(1)	1	(1)
Income tax expense	121	119	251	226
EARNINGS BEFORE TAXES	464	463	976	877
Interest expense, net	23	26	45	54
EARNINGS BEFORE INTEREST AND TAXES	487	489	1,021	931
Less: Adjusting items from above	(47)	(36)	126	(11)
ADJUSTED EBIT	$534	$525	$895	$942

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
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) by segment is a non-GAAP measure that consists of EBIT plus depreciation and amortization. Segment EBITDA is used internally by the Company for analysis of performance.
Composites
The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Composites segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$620	$719	$1,205	$1,433
% change from prior year	-14%	23%	-16%	25%
EBIT	$87	$154	$136	$308
EBIT as a % of net sales	14%	21%	11%	21%
Depreciation and amortization expense	$43	$48	$87	$91
EBITDA	$130	$202	$223	$399
EBITDA as a % of net sales	21%	28%	19%	28%

NET SALES

In our Composites segment, net sales in the second quarter of 2023 decreased $99 million compared to the same period in 2022. The decrease was driven primarily by lower sales volumes of approximately 12%. Higher selling prices of $9 million were more than offset by the net impact of divestitures and acquisitions and unfavorable customer mix.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For year-to-date 2023, net sales in our Composites segment decreased $228 million compared to the same period in 2022. The decrease was driven primarily by lower sales volumes of approximately 15%. Higher selling prices of $39 million were offset by the net impact of divestitures and acquisitions and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars. The remaining variance was driven by unfavorable customer mix.

EBIT

In our Composites segment, EBIT in the second quarter of 2023 decreased $67 million compared to the same period in 2022. The decrease was driven by lower sales volumes, the net unfavorable impact of divestitures and acquisitions of $19 million and higher production downtime of $14 million. Higher selling prices of $9 million and favorable delivery more than offset $11 million of input cost inflation. The remaining variance was driven by unfavorable customer mix partially offset by favorable manufacturing costs.

For the year-to-date 2023, EBIT in our Composites segment decreased $172 million compared to the same period in 2022. The decrease was driven by lower sales volumes and $34 million of higher production downtime. Higher selling prices of $39 million and favorable delivery offset input cost inflation of $41 million. The remaining variance was driven by the net unfavorable impact of divestitures and acquisitions of $33 million, unfavorable customer mix and higher manufacturing costs.

OUTLOOK

Global glass reinforcements market demand has several economic indicators including residential, non-residential construction and manufacturing production indices, as well as global wind installations. The Company anticipates continued impacts of economic uncertainty, competitive pricing pressure and input cost inflation. The Company remains focused on managing costs, capital expenditures, and working capital.

Insulation

The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Insulation segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$905	$934	$1,824	$1,793
% change from prior year	-3%	16%	2%	19%
EBIT	$163	$157	$319	$286
EBIT as a % of net sales	18%	17%	17%	16%
Depreciation and amortization expense	$57	$51	$108	$104
EBITDA	$220	$208	$427	$390
EBITDA as a % of net sales	24%	22%	23%	22%

NET SALES

In our Insulation segment, net sales in the second quarter of 2023 decreased $29 million compared to the same period in 2022. The decrease was driven primarily by lower sales volumes of approximately 15% partially offset by higher selling prices of $73 million, favorable product and customer mix and $9 million from the favorable net impact of acquisitions and divestitures.

For year-to-date 2023, net sales in our Insulation segment increased $31 million compared to the same period in 2022. The increase was driven by higher selling prices of $185 million and favorable customer and product mix, partially offset by lower sales volumes of approximately 12%. The favorable net impact of acquisitions and divestitures more than offset $16 million of the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT

In our Insulation segment, EBIT in the second quarter of 2023 increased $6 million compared to the same period in 2022. Higher selling prices of $73 million and favorable customer and product mix more than offset lower sales volumes, $14 million of input cost inflation and $10 million of higher manufacturing costs. Favorable delivery of $8 million was offset by higher production downtime.

For the year-to-date 2023, EBIT in our Insulation segment increased $33 million compared to the same period in 2022. Higher selling prices of $185 million more than offset lower sales volumes and $56 million of input cost inflation. Higher manufacturing costs of $23 million and higher production downtime was partially offset by favorable customer and product mix, as well as, favorable delivery of $8 million.

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

During the second quarter of 2023, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was approximately 1.447 million, down from an annual average of approximately 1.652 million starts in the second quarter of 2022.

The Company expects both the North American new residential construction market and global commercial and industrial construction markets to remain soft temporarily with the weaker macro-economic outlook, higher interest rates and continued input cost inflation. The Company remains focused on managing costs, capital expenditures, and working capital.

Roofing

The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Roofing segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$1,123	$1,018	$2,018	$1,856
% change from prior year	10%	11%	9%	14%
EBIT	$338	$258	$547	$434
EBIT as a % of net sales	30%	25%	27%	23%
Depreciation and amortization expense	$16	$17	$32	$31
EBITDA	$354	$275	$579	$465
EBITDA as a % of net sales	32%	27%	29%	25%

NET SALES

In our Roofing segment, net sales in the second quarter of 2023 increased $105 million compared to the same period in 2022 due to higher sales volumes of 6% and higher selling prices of $40 million. Favorable customer and product mix were offset by lower third-party asphalt sales.

For year to date 2023, net sales in our Roofing segment increased $162 million compared to the same period in 2022. Higher selling prices of $126 million, higher sales volumes of 2% and favorable customer and product mix were partially offset by lower third-party asphalt sales of $15 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EBIT

In our Roofing segment, EBIT in the second quarter of 2023 increased $80 million compared to the same period in 2022 due to higher selling prices of $40 million and higher sales volumes. Lower input costs, including delivery, and favorable customer and product mix more than offset higher manufacturing costs of $12 million and higher selling, general and administrative expenses.

For year-to-date 2023, EBIT in our Roofing segment increased $113 million compared to the same period in 2022 driven primarily by higher selling prices of $126 million. Lower delivery costs of $16 million, higher sales volumes and favorable customer and product mix offset higher production costs and $8 million of input cost inflation. The remaining variance was driven by higher selling, general and administrative expenses.

OUTLOOK

In our Roofing segment, the Company expects the North American new residential construction market to remain soft temporarily. Other uncertainties that may impact Roofing demand include demand from storms and other weather-related events, demand from repair and remodeling activity, competitive pricing pressure and the cost and availability of raw materials, particularly asphalt. The Company will continue to focus on managing costs, capital expenditures and working capital.

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restructuring costs	$(47)	$(11)	$(65)	$(17)
Gain on sale of Shanghai, China facility	—	—	—	27
Gain on sale of Santa Clara, California site	—	—	189	—
Gains on sale of certain precious metals	—	7	2	11
Acquisition-related costs	—	(3)	—	(3)
Impairment loss on Chambery, France assets held for sale	—	(29)	—	(29)
General corporate expense and other	(54)	(44)	(107)	(86)
EBIT	$(101)	$(80)	$19	$(97)
Depreciation and amortization	$43	$22	$59	$44

EBIT
In Corporate, Other and Eliminations, EBIT expenses for the second quarter of 2023 were higher by $21 million compared to the same period in 2022, primarily driven by the quarter over quarter increase of restructuring charges and general corporate expenses. For year-to-date 2023, EBIT expenses in Corporate, Other and Eliminations were lower by $116 million. EBIT improvement was primarily driven by the pre-tax gain on the Santa Clara, California site partially offset by the year over year increase of restructuring charges and general corporate expenses.
General corporate expense and other for the second quarter of 2023 were higher by $10 million compared to the same period in 2022. For year-to-date, general corporate expense and other were higher by $21 million compared to the same period in 2022.
OUTLOOK
In 2023, we estimate general corporate expenses to be in the range of $215 million and $225 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company’s primary sources of liquidity are its balance of Cash and cash equivalents of $968 million as of June 30, 2023, its Senior Revolving Credit Facility and its Receivables Securitization Facility (each as defined below).

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

	Balance at June 30, 2023
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	N/A	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279

The Receivables Securitization Facility and Senior Revolving Credit Facility mature in 2024 and 2026, respectively. The Company has no significant debt maturities of senior notes before the fourth quarter of 2024. As of June 30, 2023, the Company had $3.0 billion of total debt and cash and cash equivalents of $968 million. The agreements governing our Senior Revolving Credit Facility and Receivables Securitization Facility contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. We were in compliance with these covenants as of June 30, 2023.

In May 2023, the Senior Revolving Credit Facility was amended to formally adopt SOFR plus a spread as the benchmark reference rate in anticipation of the June 30, 2023 discontinuation of LIBOR.

Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of June 30, 2023, and December 31, 2022, the Company had $81 million and $188 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with Accounting Standards Codification (“ASC”) 740 based on the laws as of enactment of the tax legislation.

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
Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2022 Form 10-K for more details on these material cash requirements. During the second quarter of 2023, there have been no material changes to our expected uses of cash and contractual obligations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Supplier Finance Programs

We review supplier terms and conditions on an ongoing basis, and have negotiated payment terms extensions in recent years in connection with our efforts to reduce working capital and improve cash flow. Separate from those terms extension actions, certain of our subsidiaries have entered into paying agency agreements with third-party administrators. These voluntary supply chain finance programs (collectively, the “Programs”) generally give participating suppliers the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions, at the sole discretion of both the suppliers and financial institutions. The Company is not a party to the arrangements between the suppliers and the financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell, or otherwise pledge as collateral, amounts under these arrangements. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. One of the Programs includes a parent guarantee to the participating financial institution for a certain U.S. subsidiary that, at the time of the respective program’s inception in 2015, was a guarantor subsidiary of the Company’s Credit Agreement. The obligations are presented as Accounts payable within Total current liabilities on the Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities on the Consolidated Statements of Cash Flow.

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

Cash Flows

The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$968	$810
Net cash flow provided by operating activities	330	624
Net cash flow used for investing activities	(102)	(340)
Net cash flow used for financing activities	(385)	(429)
Availability on the Senior Revolving Credit Facility	796	796
Availability on the Receivables Securitization Facility	279	279

Operating activities: For the six months ended June 30, 2023, the Company’s operating activities provided $330 million of cash compared to $624 million provided in the same period of 2022. The decrease in cash provided by operating activities was primarily due to decreases in accounts payable, partially offset by increases to inventory and higher earnings when compared to the same period in 2022.

Investing activities: Net cash flow used for investing activities decreased by $238 millions for the six months ended June 30, 2023, compared to the same period in 2022. The decrease was due to the proceeds received from the sale of the Santa Clara site in March 2023 and lower investments in subsidiaries for the period, partially offset by higher capital spending.

Financing activities: Net cash flow used for financing activities decreased by $44 million for the six months ended June 30, 2023 compared to the same period of 2022, resulting from lower treasury stock purchases for the period which more than offset increased dividend payments.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Derivatives

Please refer to Note 4 of the Consolidated Financial Statements.

Fair Value Measurement

Please refer to Notes 4, 11, and 12 of the Consolidated Financial Statements.

SAFETY

One of our primary objectives is the safety and well-being of our employees. Working safely is an unconditional, organization-wide expectation at Owens Corning, which we believe directly benefits employees’ lives, improves our manufacturing processes and reduces our costs. The Company maintains comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to severe injuries. One of our primary safety measures is the Recordable Incident Rate (“RIR”) as defined by the United States Bureau of Labor Statistics. For the three months ended June 30, 2023, our RIR was 0.59, compared to 0.81 as reported in the same period a year ago. For the six months ended June 30, 2023, our RIR was 0.62 compared to 0.70 as reported in the same period a year ago.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the six months ended June 30, 2023. Please refer to “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II, Item 7A of our 2022 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2023	831,044		$97.66	829,586	12,067,634
May 1-31, 2023	206,422		106.25	200,000	11,867,634
June 1-30, 2023	100,000		112.51	100,000	11,767,634
Total	1,137,466	*	$100.52	1,129,586	11,767,634

*    The Company retained an aggregate of 7,880 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted share units granted to our employees.
**    The Board of Directors approved two share repurchase programs in 2022 under which the Company is authorized to repurchase up to an aggregate of 20 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 2.6 million shares of its common stock for $250 million, inclusive of applicable taxes, during the six months ended June 30, 2023, under the Repurchase Authorization. As of June 30, 2023, 11.8 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

10b5-1 Plans

On May 23, 2023, Todd Fister, the Company's President, Insulation, entered into a written plan for the sale of 5,375 shares of Company common stock, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934 (the “Exchange Act“”). This plan is scheduled to terminate no later than January 31, 2024.

On June 9, 2023, Brian Chambers, the Company's Chief Executive Officer, entered into a written plan for the sale of 9,100 shares of Company common stock issuable upon the exercise of options, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. This plan is scheduled to terminate no later than February 5, 2024.

On June 12, 2023, Dan Smith, the Company's Chief Growth Officer, entered into a written plan for the sale of 12,575 shares of common stock, intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act. This plan is scheduled to terminate no later than April 25, 2024.

Protective Packaging Exit

In May 2023, the Company made the decision to exit the Protective Packaging business within the Roofing segment, including the production and sale of wood packaging, metal packaging and custom products. Exiting Protective Packaging will allow the Company to focus resources on the growth of its building materials products, which supports the future growth aspirations of the enterprise. With the exit of the Protective Packaging business, the Company will be closing its plants in Dorval, Quebec and Mission, British Columbia, Canada. The Company will also be significantly scaling back operations at its Novia facility in Qingdao, China.

In connection with the exit of the Protective Packaging business, the Company estimates that it will incur cash charges of approximately $20 million, primarily related to severance and other exit costs. Additionally, the Company expects to incur total non-cash charges in the range of $65 to $75 million, primarily related to accelerated depreciation of property, plant and equipment and accelerated amortization of definite-lived intangibles. The Company expects to exit the majority of the business by the end of 2023 and expects to generate savings of approximately $7 million annually by 2024.

During the second quarter of 2023, the Company recorded $29 million of charges, primarily related to severance costs, accelerated depreciation and accelerated amortization.

ITEM 6.    EXHIBITS

3.1	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Owens Corning's Current Report on Form 8-K (File No. 1-33100, filed June 22, 2023).

10.1*	Second Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2023, by and among Owens Corning and Wells Fargo Bank, National Association (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
*	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish on a supplemental basis a copy of any omitted schedule or exhibit upon request by the U.S. Securities and Exchange Commission.

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

OWENS CORNING

Registrant

Date:	July 26, 2023	By:	/s/ Kenneth S. Parks
Kenneth S. Parks
Chief Financial Officer

Date:	July 26, 2023	By:	/s/ Mari K. Doerfler
Mari K. Doerfler
Vice President and
Controller