Form 10-Q
period 2023-09-30
Owens Corning
filed 2023-10-25
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Yes ☐     No ☑

As of October 20, 2023, 88,874,956 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
NET SALES	$2,479	$2,529	$7,373	$7,476
COST OF SALES	1,752	1,836	5,305	5,430
Gross margin	727	693	2,068	2,046
OPERATING EXPENSES
Marketing and administrative expenses	201	201	612	586
Science and technology expenses	29	26	85	73
Gain on equity method investment	—	(130)	—	(130)
Gain on sale of site	—	—	(189)	—
Other expense (income), net	35	(12)	77	(18)
Total operating expenses	265	85	585	511
OPERATING INCOME	462	608	1,483	1,535
Non-operating income	(1)	(2)	(1)	(6)
EARNINGS BEFORE INTEREST AND TAXES	463	610	1,484	1,541
Interest expense, net	17	28	62	82
EARNINGS BEFORE TAXES	446	582	1,422	1,459
Income tax expense	110	114	361	340
Equity in net earnings of affiliates	1	1	2	—
NET EARNINGS	337	469	1,063	1,119
Net (loss) earnings attributable to non-redeemable and redeemable noncontrolling interests	—	(1)	(2)	2
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$337	$470	$1,065	$1,117
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$3.74	$4.88	$11.75	$11.42
Diluted	$3.71	$4.84	$11.64	$11.32
WEIGHTED AVERAGE COMMON SHARES
Basic	90.0	96.3	90.6	97.8
Diluted	90.9	97.1	91.5	98.7
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET EARNINGS	$337	$469	$1,063	$1,119
Other comprehensive (loss) income, net of tax:
Currency translation adjustment (net of tax of $(2) and $0 for the three months ended September 30, 2023 and 2022, respectively, and $(2) and $(1) for the nine months ended September 30, 2023 and 2022, respectively)	(73)	(161)	(33)	(243)
Pension and other postretirement adjustment (net of tax of $0 and $0 for the three months ended September 30, 2023 and 2022, respectively, and $0 and $(1) for the nine months ended September 30, 2023 and 2022, respectively)	2	6	(1)	15
Hedging adjustment (net of tax of $(2) and $(2) for the three months ended September 30, 2023 and 2022, respectively, and $(4) and $(9) for the nine months ended September 30, 2023 and 2022, respectively)	5	6	11	29
Total other comprehensive loss, net of tax	(66)	(149)	(23)	(199)
COMPREHENSIVE EARNINGS	271	320	1,040	920
Comprehensive loss attributable to non-redeemable and redeemable noncontrolling interests	(1)	(2)	(4)	(2)
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$272	$322	$1,044	$922

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	September 30, 2023	December 31, 2022
CURRENT ASSETS
Cash and cash equivalents	$1,323	$1,099
Receivables, less allowance of $12 at September 30, 2023 and $11 at December 31, 2022	1,300	961
Inventories	1,232	1,334
Assets held for sale	—	45
Other current assets	94	117
Total current assets	3,949	3,556
Property, plant and equipment, net	3,688	3,729
Operating lease right-of-use assets	216	204
Goodwill	1,378	1,383
Intangible assets	1,526	1,602
Deferred income taxes	19	16
Other non-current assets	293	262
TOTAL ASSETS	$11,069	$10,752
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,161	$1,345
Current operating lease liabilities	60	52
Other current liabilities	605	707
Total current liabilities	1,826	2,104
Long-term debt, net of current portion	3,002	2,992
Pension plan liability	73	78
Other employee benefits liability	116	118
Non-current operating lease liabilities	156	152
Deferred income taxes	430	388
Other liabilities	316	299
Total liabilities	5,919	6,131
Redeemable noncontrolling interest	25	25
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,152	4,139
Accumulated earnings	4,718	3,794
Accumulated other comprehensive deficit	(703)	(681)
Cost of common stock in treasury (c)	(3,063)	(2,678)
Total Owens Corning stockholders’ equity	5,105	4,575
Noncontrolling interests	20	21
Total equity	5,125	4,596
TOTAL LIABILITIES AND EQUITY	$11,069	$10,752
(a)10 shares authorized; none issued or outstanding at September 30, 2023 and December 31, 2022
(b)400 shares authorized; 135.5 issued and 88.9 outstanding at September 30, 2023; 135.5 issued and 91.9 outstanding at December 31, 2022
(c)46.6 shares at September 30, 2023 and 43.6 shares at December 31, 2022

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2022	91.9	$1	43.6	$(2,678)	$4,139	$3,794	$(681)	$21	$4,596
Net earnings attributable to Owens Corning	—	—	—	—	—	383	—	—	383
Net earnings attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	—	(1)	—	—	—	(1)
Currency translation adjustment	—	—	—	—	—	—	31	—	31
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.7	—	(0.7)	23	(22)	—	—	—	1
Purchases of treasury stock	(1.8)	—	1.8	(161)	—	—	—	—	(161)
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared (d)	—	—	—	—	—	(48)	—	—	(48)
Balance at March 31, 2023	90.8	$1	44.7	$(2,816)	$4,129	$4,129	$(652)	$21	$4,812
Net earnings attributable to Owens Corning	—	—	—	—	—	345	—	—	345
Net earnings attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	10	(1)	9
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(2)	—	(2)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	7	—	7
Issuance of common stock under share-based payment plans	0.1	—	(0.1)	12	—	—	—	—	12
Purchases of treasury stock	(1.1)	—	1.1	(116)	—	—	—	—	(116)
Stock-based compensation expense	—	—	—	—	14	—	—	—	14
Dividends declared (d)	—	—	—	—	—	(47)	—	—	(47)
Balance at June 30, 2023	89.8	$1	45.7	$(2,920)	$4,143	$4,427	$(637)	$20	$5,034
Net earnings attributable to Owens Corning	—	—	—	—	—	337	—	—	337
Net earnings attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	(73)	—	(73)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	2	—	2
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	5	—	5
Issuance of common stock under share-based payment plans	0.1	—	(0.1)	2	(2)	—	—	—	—
Purchases of treasury stock	(1.0)	—	1.0	(145)	—	—	—	—	(145)
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared (d)	—	—	—	—	—	(46)	—	—	(46)
Balance at September 30, 2023	88.9	$1	46.6	$(3,063)	$4,152	$4,718	$(703)	$20	$5,125
(a)Additional Paid in Capital (“APIC”)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interests (“NCI”)
(d)Quarterly dividend declaration of $0.52 per share as of September 30, 2023, June 30, 2023 and March 31, 2023

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2021	100.4	$1	35.1	$(1,922)	$4,092	$2,706	$(581)	$39	$4,335
Net earnings attributable to Owens Corning	—	—	—	—	—	304	—	—	304
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—	—	3	3
Currency translation adjustment	—	—	—	—	—	—	(27)	(1)	(28)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	3	—	3
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	24	—	24
Purchases of noncontrolling interest	—	—	—	—	8	—	—	(17)	(9)
Issuance of common stock under share-based payment plans	0.4	—	(0.4)	21	(21)	—	—	—	—
Purchases of treasury stock	(2.7)	—	2.7	(243)	—	—	—	—	(243)
Stock-based compensation expense	—	—	—	—	12	—	—	—	12
Dividends declared (d)	—	—	—	—	—	(36)	—	—	(36)
Balance at March 31, 2022	98.1	$1	37.4	$(2,144)	$4,091	$2,974	$(581)	$24	$4,365
Net earnings attributable to Owens Corning	—	—	—	—	—	343	—	—	343
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	(52)	(2)	(54)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	6	—	6
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.1	—	(0.1)	9	3	—	—	—	12
Purchases of treasury stock	(1.0)	—	1.0	(87)	—	—	—	—	(87)
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared (d)	—	—	—	—	—	(35)	—	—	(35)
Balance at June 30, 2022	97.2	$1	38.3	$(2,222)	$4,107	$3,282	$(628)	$22	$4,562
Net earnings attributable to Owens Corning	—	—	—	—	—	470	—	—	470
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	—	(1)	—	—	—	(1)
Currency translation adjustment	—	—	—	—	—	—	(160)	(1)	(161)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	6	—	6
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	6	—	6
Issuance of common stock under share-based payment plans	—	—	—	—	5	—	—	—	5
Purchases of treasury stock	(2.5)	—	2.5	(206)	—	—	—	—	(206)
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared (d)	—	—	—	—	—	(33)	—	—	(33)
Balance at September 30, 2022	94.7	1.0	40.8	(2,428)	4,124	3,719	(776)	21	4,661

(a)Additional Paid in Capital (“APIC”)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interests (“NCI”)
(d)Quarterly dividend declaration of $0.35 per share as September 30, 2022, June 30, 2022 and March 31, 2022

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2023	2022
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$1,063	$1,119
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	446	400
Deferred income taxes	40	48
Provision for pension and other employee benefits liabilities	3	2
Stock-based compensation expense	38	38
Gains on sale of certain precious metals	(2)	(18)
Gain on equity method investment	—	(130)
Gain on sale of site	(189)	—
Other adjustments to reconcile net earnings to cash provided by operating activities	20	(1)
Changes in operating assets and liabilities	(384)	(333)
Pension fund contribution	(4)	(5)
Payments for other employee benefits liabilities	(8)	(5)
Other	(2)	(30)
Net cash flow provided by operating activities	1,021	1,085
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(390)	(306)
Proceeds from the sale of assets or affiliates	189	103
Investment in subsidiaries and affiliates, net of cash acquired	(6)	(417)
Derivative settlements	—	52
Other	(12)	(5)
Net cash flow used for investing activities	(219)	(573)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Purchases of noncontrolling interest	—	(9)
Net decrease in short-term debt	(1)	(5)
Dividends paid	(142)	(103)
Purchases of treasury stock	(419)	(536)
Finance lease payments	(24)	(23)
Other	1	1
Net cash flow used for financing activities	(585)	(675)
Effect of exchange rate changes on cash	8	(45)
Net increase (decrease) in cash, cash equivalents and restricted cash	225	(208)
Cash, cash equivalents and restricted cash at beginning of period	1,107	966
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,332	$758

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

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

Revenue Recognition

As of December 31, 2022, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $89 million, of which $17 million was recognized as revenue in the first nine months of 2023. As of September 30, 2023, our contract liability balances totaled $96 million.

As of December 31, 2021, our contract liability balances totaled $76 million, of which $16 million was recognized as revenue in the first nine months of 2022. As of September 30, 2022, our contract liability balances totaled $86 million.

Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $9 million as of September 30, 2023, $8 million as of December 31, 2022, and $7 million as of September 30, 2022 and December 31, 2021. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

Related Party Transactions

In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $22 million and $72 million for the three and nine months ended September 30, 2023, respectively, and $42 million and $102 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, amounts due to the related party supplier were $5 million and $3 million, respectively.

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

The Company’s confirmed outstanding obligations under the Programs totaled $205 million and $234 million as of September 30, 2023 and December 31, 2022, respectively. The amounts of invoices paid under the Programs totaled $454 million and $481 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Accounting Pronouncements

The following table summarizes recent Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) that had an impact or could have an impact on the Company’s Consolidated Financial Statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently issued standards:
ASU 2023-05 "Business Combinations - Joint Venture Formations (Subtopic 805-60)"	This standard modifies the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements.	January 1, 2025	We do not believe the adoption of this guidance will have a material effect on our consolidated financial statements.

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

Roofing – Within our Roofing segment, the Company manufactures and sells residential roofing shingles, oxidized asphalt materials, and roofing components used in residential and commercial construction and specialty applications.
NET SALES
The following tables show a disaggregation of our Net sales by segment and geographic region (in millions). Corporate eliminations (shown below) largely reflect intercompany sales from Composites to Roofing. External customer sales are attributed to geographic region based upon the location from which the product is sold to the external customer.

	For the three months ended September 30, 2023
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$98	$351	$1,009	$(82)	$1,376
U.S. commercial and industrial	201	218	49	(2)	466
Total United States	299	569	1,058	(84)	1,842
Europe	115	191	5	(1)	310
Asia-Pacific	111	37	—	—	148
Rest of world	42	116	21	—	179
NET SALES	$567	$913	$1,084	$(85)	$2,479

	For the three months ended September 30, 2022
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$96	$400	$912	$(75)	$1,333
U.S. commercial and industrial	222	204	54	—	480
Total United States	318	604	966	(75)	1,813
Europe	141	201	5	(2)	345
Asia-Pacific	126	42	1	—	169
Rest of world	53	118	31	—	202
NET SALES	$638	$965	$1,003	$(77)	$2,529

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.    SEGMENT INFORMATION (continued)

	For the nine months ended September 30, 2023
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$270	$1,045	$2,902	$(230)	$3,987
U.S. commercial and industrial	656	647	113	(6)	1,410
Total United States	926	1,692	3,015	(236)	5,397
Europe	387	586	13	(2)	984
Asia-Pacific	334	109	1	—	444
Rest of world	125	350	73	—	548
NET SALES	$1,772	$2,737	$3,102	$(238)	$7,373

	For the nine months ended September 30, 2022
Reportable Segments	Composites	Insulation	Roofing	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$277	$1,125	$2,620	$(204)	$3,818
U.S. commercial and industrial	657	585	125	(3)	1,364
Total United States	934	1,710	2,745	(207)	5,182
Europe	543	611	16	(5)	1,165
Asia-Pacific	422	118	5	—	545
Rest of world	172	319	93	—	584
NET SALES	$2,071	$2,758	$2,859	$(212)	$7,476

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reportable Segments
Composites	$80	$126	$216	$434
Insulation	150	173	469	459
Roofing	343	229	890	663
Total reportable segments	573	528	1,575	1,556
Restructuring costs	(41)	(12)	(106)	(29)
Gain on sale of Shanghai, China facility	—	—	—	27
Gain on sale of Santa Clara, California site	—	—	189	—
Gains on sale of certain precious metals	—	7	2	18
Paroc marine recall	(14)	—	(14)	—
Acquisition and divestiture-related costs	—	(2)	—	(5)
Impairment loss on Chambery, France assets held for sale	—	—	—	(29)
Gain on remeasurement of Fiberteq equity investment	—	130	—	130
General corporate expense and other	(55)	(41)	(162)	(127)
Total corporate, other and eliminations	(110)	82	(91)	(15)
EBIT	$463	$610	$1,484	$1,541

3.    INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2023	December 31, 2022
Finished goods	$771	$843
Materials and supplies	461	491
Total inventories	$1,232	$1,334

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2023 and December 31, 2022, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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

The following table presents the fair value of derivatives and hedging instruments and their respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	September 30, 2023	December 31, 2022
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps	Other current assets	$—	$2
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps	Other current liabilities	$15	$32
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$1	$2

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2023	2022	2023	2022
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of loss (gain) reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$10	$(21)	$42	$(47)
Cross-currency swap net investment hedges:
Amount of gain recognized in earnings on derivative amounts excluded from effectiveness testing	Interest expense, net	$—	$—	$—	$(1)
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of (gain) loss recognized in earnings (b)	Other expense (income), net	$—	$(26)	$4	$(54)
Treasury interest rate lock:
Amount of gain recognized in earnings	Other expense (income), net	$—	$(6)	$—	$(6)
(a)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(b)Gains related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expense (income), net. Please refer to the “Other Derivatives” section below for additional detail.

Consolidated Statements of Comprehensive Earnings Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (in millions):

		Amount of Gain Recognized in Comprehensive Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Type	Derivative Financial Instrument	2023	2022	2023	2022
Net investment hedge	Cross-currency swaps	$—	$—	$—	$(5)
Cash flow hedge	Natural gas forward swaps	$(6)	$(4)	$(14)	$(17)
Cash flow hedge	Treasury interest rate lock	$—	$(2)	$—	$(21)
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of September 30, 2023, the notional amounts of these natural gas forward swaps was 7 million MMBtu (or MMBtu equivalent) based on U.S. and European indices. The Company has designated these natural gas forward swaps as cash flow hedges, with the last hedge maturing no later than December 2024. A net unrecognized loss of $15 million related to these natural gas forward swaps was included in AOCI as of September 30, 2023, $15 million of which is expected to be reclassified into earnings within the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

In 2020, the Company entered into a $175 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with the anticipated issuance of certain 10-year fixed rate senior notes. The Company designated this forward U.S. Treasury rate lock agreement, which expired on December 15, 2022, as a cash flow hedge. The locked fixed rate of this agreement was 0.994%. In September 2022, a gain of $6 million was recognized as a result of a change in the forecasted issuance of certain senior notes. In December 2022, the Company received cash of $37 million upon the settlement of the rate lock agreement, of which $31 million will be amortized as a component of interest expense upon the future issuance of senior notes. This unrecognized gain of $31 million was included in AOCI as of September 30, 2023.

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

Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of September 30, 2023, the Company had notional amounts of $159 million for non-designated derivative financial instruments related to foreign currency exposures in United States Dollars primarily related to the Brazilian Real, Chinese Yuan, Indian Rupee, Hong Kong Dollar, South Korean Won, and the European Euro. In addition, the Company had notional amounts of $30 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Złoty and the British Pound Sterling.

5.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.

No testing was deemed necessary in the first nine months of 2023. The changes in the net carrying value of goodwill by segment are as follows (in millions):

	Composites	Insulation	Roofing	Total
Gross carrying amount at December 31, 2022	$425	$1,499	$394	$2,318
Acquisitions and Divestitures	(1)	—	—	(1)
Foreign currency translation	—	(10)	(1)	(11)
Gross carrying amount at September 30, 2023	424	1,489	393	2,306

Accumulated impairment losses at December 31, 2022	—	(935)	—	(935)
Foreign currency translation	—	7	—	7
Accumulated impairment losses at September 30, 2023	—	(928)	—	(928)

Balance, net of impairment, at September 30, 2023	$424	$561	$393	$1,378

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
Other intangible assets consist of the following (in millions):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trademarks and trade names	$988	$—	$988	$989	$—	$989
Amortizable intangible assets
Customer relationships	635	(295)	340	638	(243)	395
Technology	328	(202)	126	330	(187)	143
Trademarks	12	(1)	11	12	—	12
Other (a)	63	(2)	61	66	(3)	63
Total other intangible assets	$2,026	$(500)	$1,526	$2,035	$(433)	$1,602
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
The following table presents the carrying values of these assets as of September 30, 2023:

Trade names and trademarks	September 30, 2023
European building and technical insulation trade name	$86
Global cellular glass insulation trademark	$80
Components branded roofing trademark	$42
Amortization expense for intangible assets for the three and nine months ended September 30, 2023 was $28 million and $70 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2022 was $14 million and $37 million, respectively. Amortization expense for intangible assets is estimated to be $27 million for the remainder of 2023.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The estimated amortization expense for intangible assets for the next five fiscal years ended December 31 is as follows (in millions):

Period	Amortization
2024	$64
2025	$57
2026	$42
2027	$34
2028	$33

6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2023	December 31, 2022
Land	$165	$166
Buildings and leasehold improvements	1,242	1,221
Machinery and equipment	5,349	5,220
Construction in progress	526	522
	7,282	7,129
Accumulated depreciation	(3,594)	(3,400)
Property, plant and equipment, net	$3,688	$3,729

Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 9% and 10% of total machinery and equipment as of September 30, 2023 and December 31, 2022, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of about 3% of the outstanding carrying value.

Our production tooling needs in our Composites segment are changing in response to economic and technological factors. As a result, we exchanged certain precious metals used in production tooling for certain other precious metals to be used in production tooling. These non-cash investing activities are not included in Net cash flow used for investing activities in the Consolidated Statements of Cash Flows. There were no non-cash exchanges during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, these non-cash exchanges resulted in a net increase to Machinery and equipment of $7 million and $18 million, respectively, and gains totaling $7 million and $18 million, respectively. The gains are included in Other expense (income), net on the Consolidated Statements of Earnings and are reflected in the Corporate, Other and Eliminations reporting category. We do not expect these exchanges to materially impact our current or future capital expenditure requirements or rate of depletion.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.    ACQUISITIONS

On September 1, 2022, the Company acquired the remaining 50% interest in Fiberteq, LLC (“Fiberteq”), the joint venture between Owens Corning and IKO Industries, Ltd, which produces high-quality wet-formed fiberglass mat for roofing applications, for $140 million, net of cash acquired. During the three months ended September 30, 2023, an additional $6 million of consideration was paid as a result of final working capital adjustments. The acquisition advances the Composites strategy to focus on high-value material solutions and expands Owens Corning’s capacity to produce non-woven mat. The Company’s 50% interest in Fiberteq was accounted for as an equity-method investment and had a carrying value of $17 million at the acquisition date. The Company used the discounted cash flow method to remeasure the previously held equity method investment to its fair value of $147 million, resulting in the recognition of a gain of $130 million, which was recorded in Gain on equity method investment on the 2022 Consolidated Statements of Earnings. The operating results for Fiberteq have been included in the Composites segment within the Consolidated Financial Statements since the date of the acquisition. The purchase price allocation included $58 million in intangible assets, which primarily consists of customer relationships with an estimated weighted average life of 3 years, a $62 million unfavorable contract liability and $242 million in goodwill, of which 50% is tax deductible. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The pro-forma effect of this acquisition on revenues and earnings was not material.

On August 1, 2022, the Company acquired Natural Polymers, LLC (“Natural Polymers”), an innovative manufacturer of spray polyurethane foam insulation for building and construction applications for $111 million, net of cash acquired. The acquisition advances the Owens Corning strategy to strengthen the Company’s core building and construction products and expand its addressable markets into higher-growth segments. The operating results for Natural Polymers have been included in the Insulation segment within the Consolidated Financial Statements since the date of the acquisition. The purchase price allocation included $44 million in intangible assets and $62 million in goodwill, all of which is tax deductible. The intangible assets consist of definite-lived trademarks of $5 million with an estimated weighted average life of 10 years, technology of $12 million with an estimated weighted average life of 6 years and customer relationships of $27 million with an estimated weighted average life of 17 years. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition. The pro-forma effect of this acquisition on revenues and earnings was not material.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8.    DIVESTITURES

On March 3, 2023, the Company finalized the sale of its Insulation site in Santa Clara, California for total proceeds of $234 million, net of transaction fees. Total proceeds included a non-refundable deposit of $50 million received in the third quarter of 2021. As a result of this sale, the Company recognized a pre-tax gain of $189 million in the first quarter of 2023, which is recorded in Gain on sale of site on the Consolidated Statements of Earnings.

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

9.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2022 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$88	$81
Amounts accrued for current year	18	16
Settlements of warranty claims	(10)	(9)
Ending balance	$96	$88

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10.    RESTRUCTURING, ACQUISITION AND DIVESTITURE-RELATED COSTS

The Company may incur restructuring, transaction and integration costs related to acquisitions and divestitures, and may incur restructuring and other exit costs in connection with its global cost reduction, product line and productivity initiatives and the Company’s growth strategy.

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

During the first nine months of 2023, the Company recorded $61 million of charges, of which $49 million were non-cash charges, primarily related to accelerated depreciation and amortization and $12 million of cash charges, primarily related to severance.
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

During the first nine months of 2023, the Company recorded $23 million of charges, primarily related to accelerated depreciation and severance.

European Operating Structure Optimization
In March 2023, the Company took actions to optimize the operating structure of its segments across Europe to increase its competitiveness. These actions are expected to result in cumulative incremental costs of approximately $20 million, primarily related to severance and other exit costs. During the first nine months of 2023, the Company recorded $12 million of charges primarily related to severance costs.

Composites Strategic Realignment Actions
On July 1, 2022, the Company finalized the sale of the European portion of the DUCS product line located in Chambéry, France, within the Composite’s segment. The Company recorded a pre-tax charge of $30 million in Other expense (income), net on the Consolidated Statements of Earnings in 2022 to reflect the fair value less cost to sell the assets. The Company also took actions to convert the DUCS manufacturing facilities located in Anderson, South Carolina and Kimchon, Korea to produce other glass fiber products needed to support our growth strategy in building and construction applications. As a result, during the first nine months of 2023, the Company recorded $3 million primarily related to other exit costs. The Company does not expect to recognize significant incremental costs related to these actions.

Roofing Restructuring Actions
In December 2021, the Company took actions to restructure operations within the Roofing segment’s components product line by relocating production assets from China to India, which allowed the business to optimize its manufacturing network and support a tariff mitigation strategy. During the first nine months of 2023, the Company recorded $2 million of charges primarily related to other exit costs. The Company does not expect to recognize significant incremental costs related to these actions.

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

During the first nine months of 2023, the Company recorded $5 million of charges, primarily related to other exit costs, associated with this action. The Company does not expect to recognize significant incremental costs related to this action.

Consolidated Statements of Earnings Classification

The following table presents the impact and respective location of total restructuring, acquisition and divestiture-related costs on the Consolidated Statements of Earnings, which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of cost	Location	2023	2022	2023	2022
Accelerated depreciation	Cost of sales	$23	$9	$46	$22
Other exit costs	Cost of sales	7	1	15	4
Other exit costs	Marketing and administrative expenses	—	—	1	—
Acquisition and divestiture-related costs	Marketing and administrative expenses	—	2	—	5
Severance	Other expense (income), net	—	—	25	1
Other exit costs	Other expense (income), net	—	2	1	4
Accelerated amortization	Other expense (income), net	11	—	18	—
Gain on sale of Santa Clara, California site	Gain on sale of site	—	—	(189)	—
Acquisition-related costs	Gain on equity method investment	—	(130)	—	(130)
Total restructuring, acquisition and divestiture-related costs (gains)		$41	$(116)	$(83)	$(94)

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company’s restructuring activities (in millions):

	Protective Packaging Exit	Wabash Facility Closure	European Operating Structure Optimization	Composites Strategic Realignment Actions	Roofing Restructuring Actions	Santa Clara Insulation Site
Balance at December 31, 2022	$—	$—	$—	$1	$—	$7
Restructuring costs	61	23	12	3	2	5
Payments	—	—	(4)	(3)	(2)	(11)
Accelerated depreciation and other non-cash items	(49)	(20)	—	—	—	(1)
Balance at September 30, 2023	$12	$3	$8	$1	$—	$—
Cumulative charges incurred	$61	$23	$12	$12	$10	$65

As of September 30, 2023, the remaining liability balance was comprised of $24 million of severance, which the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.200% senior notes, net of discount and financing fees, due 2024	$399	98%	$398	99%
3.400% senior notes, net of discount and financing fees, due 2026	398	94%	398	94%
3.950% senior notes, net of discount and financing fees, due 2029	447	91%	446	90%
3.875% senior notes, net of discount and financing fees, due 2030	298	88%	298	89%
7.000% senior notes, net of discount and financing fees, due 2036	368	106%	368	107%
4.300% senior notes, net of discount and financing fees, due 2047	589	76%	589	78%
4.400% senior notes, net of discount and financing fees, due 2048	391	76%	390	78%
Various finance leases, due through 2050 (a)	142	100%	131	100%
Other	1	N/A	2	N/A
Total long-term debt	3,033	N/A	3,020	N/A
Less – current portion (a)	31	100%	28	100%
Long-term debt, net of current portion	$3,002	N/A	$2,992	N/A
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
Collectively, the senior notes above are referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2023.

Senior Revolving Credit Facility

The Company has an $800 million senior revolving credit facility (the “Senior Revolving Credit Facility”) with a maturity date in July 2026 that includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate, federal funds rate plus a spread or the Secured Overnight Financing Rate (“Term SOFR”) plus a spread.

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of September 30, 2023. Please refer to the Credit Facility Utilization section below for liquidity information as of September 30, 2023.

In May 2023, the Senior Revolving Credit Facility was amended to formally adopt Term SOFR plus a spread as the benchmark reference rate in anticipation of the June 30, 2023 discontinuation of rhe London Interbank Offered Rate (“LIBOR”).
Receivables Securitization Facility
The Company has a Receivables Purchase Agreement (“RPA”) that is accounted for as secured borrowings in accordance with Accounting Standards Codification (“ASC”) 860, “Accounting for Transfers and Servicing.” Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have a $280 million RPA with certain financial institutions. The Company has the ability to borrow at the lenders’ cost of funds, which approximates A-1/P-1 commercial paper rates vs. Term SOFR, plus a spread. As of the June 30, 2023 discontinuation of LIBOR, fallback language in the RPA took effect to transition the facility to Term SOFR plus a spread. The RPA has been amended from time to time, with a maturity date in April 2024.
The RPA contains various covenants, including a maximum allowed leverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of September 30, 2023. Please refer to the Credit Facility Utilization section below for liquidity information as of September 30, 2023.
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

	Balance at September 30, 2023
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	N/A	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279
Short-Term Debt
Short-term borrowings were less than $1 million and $1 million as of September 30, 2023 and December 31, 2022, respectively. Short-term borrowings consisted of various operating lines of credit. The weighted average interest rate on all short-term borrowings was approximately 3.0% and 2.8% as of September 30, 2023 and December 31, 2022, respectively.

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
The following table presents the components of net periodic pension cost (in millions):

	Three Months Ended September 30,
	2023			2022
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$—	$1	$3	$1	$4
Interest cost	8	4	12	6	3	9
Expected return on plan assets	(10)	(4)	(14)	(9)	(4)	(13)
Amortization of actuarial loss	1	1	2	2	—	2
Net periodic pension cost	$—	$1	$1	$2	$—	$2

	Nine Months Ended September 30,
	2023			2022
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$2	$4	$5	$3	$8
Interest cost	24	12	36	18	8	26
Expected return on plan assets	(30)	(11)	(41)	(27)	(12)	(39)
Amortization of actuarial loss	4	2	6	8	1	9
Net periodic pension cost	$—	$5	$5	$4	$—	$4
The Company expects to contribute $20 million in cash to its defined benefit pension plans during 2023. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The Company made cash contributions of $4 million to its defined benefit pension plans during the nine months ended September 30, 2023.
On October 12, 2023, the Company entered into an agreement to purchase a non-participating annuity contract from an insurance company to transfer $291 million of the Company's outstanding pension projected benefit obligation related to certain U.S. and non U.S. pension plans. The transaction is expected to close in the fourth quarter of 2023 and will be funded with pension plan assets of $268 million. As a result of this transaction, the Company will recognize a pre-tax settlement charge in the range of approximately $135 million to $150 million in the fourth quarter of 2023 from the accelerated recognition of a pro rata portion of plan actuarial losses. This charge will be recorded in Non-operating (income) expense on the Consolidated Statements of Earnings. The transaction is not expected to have a material impact on the plans' funded statuses.

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
The following table provides the components of net periodic postretirement benefit income for U.S. plans for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Components of Net Periodic Postretirement Benefit Income
Service cost	$—	$—	$—	$1
Interest cost	1	1	4	3
Amortization of actuarial gain	(2)	(2)	(6)	(6)
Net periodic postretirement benefit income	$(1)	$(1)	$(2)	$(2)

There was no significant net periodic postretirement income attributable to non-U.S. plans.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.    CONTINGENT LIABILITIES AND OTHER MATTERS

The Company may be involved in various legal and regulatory proceedings relating to employment, antitrust, tax, product liability, environmental, contracts, intellectual property and other matters (collectively, “Proceedings”). The Company regularly reviews the status of such Proceedings along with legal counsel. Liabilities for such Proceedings are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the amount of any reasonably possible losses in excess of any amounts accrued, if any, with respect to such Proceedings or any other known claim, including the matters described below under the caption Environmental Matters (the “Environmental Matters”), are not material to the Company’s financial statements, except as noted below. Management believes that the ultimate disposition of the Proceedings and the Environmental Matters will not have a material adverse effect on the Company’s financial condition. While the likelihood is remote, the disposition of the Proceedings and Environmental Matters could have a material impact on the results of operations, cash flows or liquidity in any given reporting period.
Litigation and Regulatory Proceedings

The Company is involved in litigation and regulatory proceedings from time to time in the regular course of its business. The Company believes that adequate provisions for resolution of all contingencies, claims and pending matters have been made for probable losses that are reasonably estimable.

During the second quarter of 2023, the Company’s subsidiary, Paroc Group OY (“Paroc”), which the Company acquired in 2018, notified the appropriate European maritime regulatory authorities that specific insulation products in its marine insulation product line may not meet certain fire safety requirements in accordance with their certifications. Paroc has voluntarily withdrawn these specific products from the market, issued recalls, and suspended distribution and sales of these products. Paroc is cooperating with the applicable regulatory and government authorities and continues to work with its customers and end-users to assist with remediation. We established an estimated liability for expected future costs related to this matter on our Consolidated Balance Sheet as of September 30, 2023. The estimated liability is primarily based on assumptions related to the estimated costs of the remedy for the recall. We will reevaluate these assumptions each period, and the related liability may be adjusted when factors indicate that the liability is either not sufficient to cover or exceeds the estimated product recall costs. Based on the factors currently known, we believe the appropriate liability has been established at this time. It is reasonably possible that additional product recall costs could be incurred that exceed the estimated liability by amounts that could be material to our consolidated financial statements.

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

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, or state equivalents, at a number of disposal sites. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of September 30, 2023, the Company was involved with a total of 22 sites worldwide, including 10 Superfund and state or country equivalent sites and 12 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning reasonably estimates the costs of remediation to be paid over a period of years. The Company accrues an amount on an undiscounted basis, when a liability is probable and reasonably estimable. Actual cost may differ from these estimates for the reasons mentioned above. At September 30, 2023, the Company had an accrual totaling $4 million for these costs, of which the current portion is $1 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
14.    STOCK COMPENSATION

Description of the Plan

On April 20, 2023, the Company’s stockholders approved the Owens Corning 2023 Stock Plan (the “2023 Stock Plan”), which authorizes grants of stock options, stock appreciation rights, stock awards (including restricted stock awards, restricted stock units and bonus stock awards), performance share awards and performance share units. At September 30, 2023, the number of shares remaining available under the 2023 Stock Plan for all stock awards was approximately 3.4 million.

Prior to the 2023 Stock Plan, employees were eligible to receive stock awards under the Owens Corning 2019 Stock Plan.

Total Stock-Based Compensation Expense

Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total stock-based compensation expense	$11	$13	$38	$38

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
The Company has not granted stock options since the year ended December 31, 2014. As of September 30, 2023, there was no unrecognized compensation cost related to stock options and the exercise price on outstanding stock options was $37.65.
The following table summarizes the Company’s stock option activity:

		Weighted-Average
	Number of Options	Exercise Price	Remaining Contractual Life (in years)	Intrinsic Value (in millions)
Outstanding, December 31, 2022	27,000	$37.65	1.1	$1
Exercised	(17,900)	37.65
Outstanding, September 30, 2023	9,100	$37.65	0.4	$1
Exercisable, September 30, 2023	9,100	$37.65	0.4	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    STOCK COMPENSATION (continued)

Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) under its stockholder approved stock plans. All outstanding RSUs will fully settle in stock. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three or four years. The stock plans allow alternate vesting schedules for death, disability, and retirement. The weighted-average grant date fair value of RSUs granted in 2023 was $101.19.
The following table summarizes the Company’s RSU activity:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2022	1,276,160	$69.16
Granted	353,809	101.19
Vested	(355,975)	68.82
Forfeited	(64,489)	86.96
Balance at September 30, 2023	1,209,505	$77.37
As of September 30, 2023, there was $41 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.43 years. The total grant date fair value of shares vested during the nine months ended September 30, 2023 and 2022 was $24 million and $21 million, respectively.
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

In the nine months ended September 30, 2023, the Company granted both internal Company-based and external-based metric PSUs.

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

	Nine Months Ended September 30,
	2023	2022
Expected volatility	44.66%	41.65%
Risk free interest rate	3.75%	1.36%
Expected term (in years)	2.91	2.91
Grant date fair value of units granted	$119.33	$122.69
The risk-free interest rate was based on zero-coupon United States Treasury bills at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of September 30, 2023, there was $21 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.75 years.
The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2022	303,716	$91.47
Granted	164,128	101.76
Vested	(24,120)	76.58
Forfeited	(52,491)	94.94
Balance at September 30, 2023	391,233	$95.80

Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (“ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company’s stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan, which increased the number of shares available for issuance under the plan by 4.2 million shares. As of September 30, 2023, 3.4 million shares remain available for purchase.
Included in total stock-based compensation expense is $1 million and $5 million of expense related to the Company’s ESPP recognized during the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2022, the Company recognized expense of $1 million and $4 million, respectively, related to the Company’s ESPP. As of September 30, 2023, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings attributable to Owens Corning	$337	$470	$1,065	$1,117
Weighted-average number of shares outstanding used for basic earnings per share	90.0	96.3	90.6	97.8
Non-vested restricted stock units and performance share units	0.9	0.8	0.9	0.9
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	90.9	97.1	91.5	98.7
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$3.74	$4.88	$11.75	$11.42
Diluted	$3.71	$4.84	$11.64	$11.32
For the three and nine months ended September 30, 2023 and September 30, 2022, there were no non-vested RSUs or PSUs that had an anti-dilutive effect on earnings per share.
The Board of Directors approved two share repurchase programs in 2022 under which the Company is authorized to repurchase up to an aggregate of 20 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 3.6 million shares of its common stock for $391 million, inclusive of applicable taxes, during the nine months ended September 30, 2023, under the Repurchase Authorization. As of September 30, 2023, 10.8 million shares remain available for repurchase under the Repurchase Authorization.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax expense	$110	$114	$361	$340
Effective tax rate	25%	20%	25%	23%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2023 is primarily due to U.S. state and local income tax expense, offset slightly by U.S. federal taxes on foreign earnings and U.S. federal income tax credits. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2023 is primarily due to U.S. state and local income tax expense and foreign rate differential.

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

The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the tax legislation.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
Currency Translation Adjustment
Beginning balance	$(339)	$(358)	$(380)	$(279)
Net investment hedge amounts classified into AOCI, net of tax	—	—	—	4
Loss on foreign currency translation	(73)	(160)	(32)	(243)
Other comprehensive loss, net of tax	(73)	(160)	(32)	(239)
Ending balance	$(412)	$(518)	$(412)	$(518)
Pension and Other Postretirement Adjustment
Beginning balance	$(304)	$(309)	$(301)	$(318)
Amounts reclassified from AOCI to net earnings, net of tax (a)	—	—	—	2
Amounts classified into AOCI, net of tax	2	6	(1)	13
Other comprehensive income (loss), net of tax	2	6	(1)	15
Ending balance	$(302)	$(303)	$(302)	$(303)
Hedging Adjustment
Beginning balance	$6	$39	$—	$16
Amounts reclassified from AOCI to net earnings, net of tax (b)	8	(16)	32	(35)
Amounts classified into AOCI, net of tax	(3)	22	(21)	64
Other comprehensive income, net of tax	5	6	11	29
Ending balance	$11	$45	$11	$45
Total AOCI ending balance	$(703)	$(776)	$(703)	$(776)

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
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $337 million in the third quarter of 2023, compared to $470 million in the same period of 2022. The Company generated $518 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the third quarter of 2023, compared to $487 million in the same period of 2022. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. Third quarter of 2023 earnings before interest and taxes (“EBIT”) performance compared to the same period of 2022 increased $114 million in our Roofing segment, and decreased $46 million and $23 million in our Composites and Insulation segments, respectively. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $14 million.

Cash and cash equivalents were $1,323 million as of September 30, 2023, compared to $751 million as of September 30, 2022. In the nine months ended September 30, 2023, the Company’s operating activities provided $1,021 million of cash, compared to providing $1,085 million of cash in the same period in 2022.
During the second quarter of 2023, the Company’s subsidiary, Paroc Group OY (“Paroc”), which the Company acquired in 2018, notified the appropriate European maritime regulatory authorities that specific insulation products in its marine insulation product line may not meet certain fire safety requirements in accordance with their certifications. Paroc has voluntarily withdrawn these specific products from the market, issued recalls, and suspended distribution and sales of these products. Paroc is cooperating with the applicable regulatory and government authorities and continues to work with its customers and end-users to assist with remediation. We established an estimated liability for expected future costs related to this matter on our Consolidated Balance Sheet as of September 30, 2023.

In May 2023, the Company made the decision to exit the Protective Packaging business within the Roofing segment, including the production and sale of wood packaging, metal packaging and custom products. Exiting Protective Packaging will allow the Company to focus resources on the growth of its building materials products, which supports the future growth aspirations of the enterprise. With the exit of the Protective Packaging business, the Company will be closing its plants in Dorval, Quebec and Mission, British Columbia, Canada. The Company will also be significantly scaling back operations at its Novia facility in Qingdao, China. In connection with the exit of the Protective Packaging business, the Company estimates that it will incur cash charges of approximately $20 million, primarily related to severance and other exit costs. Additionally, the Company expects to incur total non-cash charges in the range of $65 to $75 million, primarily related to accelerated depreciation of property, plant and equipment and accelerated amortization of definite-lived intangibles. The Company expects to exit the majority of the business by the end of 2023 and expects to generate savings of approximately $7 million annually by 2024. During the first nine months of 2023, the Company recorded $61 million of charges, primarily related to accelerated depreciation, accelerated amortization and severance.

On March 3, 2023, the Company finalized the sale of its Insulation site in Santa Clara, California for total proceeds of $234 million, net of transaction fees. Total proceeds included a non-refundable deposit of $50 million received in the third quarter 2021. As a result, the Company recognized a pre-tax gain of $189 million in the first quarter of 2023, which is recorded in Gain on sale of site on the Consolidated Statements of Earnings.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Board of Directors approved two share repurchase programs in 2022 under which the Company is authorized to repurchase up to an aggregate of 20 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 1.0 million shares of its common stock for $141 million, inclusive of applicable taxes, in the third quarter of 2023 under the Repurchase Authorization. As of September 30, 2023, 10.8 million shares remained available for repurchase under the Repurchase Authorization.

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$2,479	$2,529	$7,373	$7,476
Gross margin	$727	$693	$2,068	$2,046
% of net sales	29%	27%	28%	27%
Marketing and administrative expenses	$201	$201	$612	$586
Gain on equity method investment	$—	$(130)	$—	$(130)
Gain on sale of site	$—	—	$(189)	$—
Other expense (income), net	$35	$(12)	$77	$(18)
Earnings before interest and taxes	$463	$610	$1,484	$1,541
Interest expense, net	$17	$28	$62	$82
Income tax expense	$110	$114	$361	$340
Net earnings attributable to Owens Corning	$337	$470	$1,065	$1,117

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

In the third quarter and year-to-date 2023, net sales decreased $50 million and decreased $103 million, respectively, compared to the same periods in 2022. For the third quarter and year-to-date, the decrease in net sales was primarily driven by lower sales volumes in both the Insulation and Composites segments partially offset by higher selling prices.

GROSS MARGIN

In the third quarter and year-to-date 2023, gross margin increased $34 million and increased $22 million, respectively, compared to the same periods in 2022. For the third quarter, the increase was primarily driven by higher selling prices, lower input costs and favorable delivery offset by lower sales volumes and increased production downtime in both the Composites and Insulation segments. For year-to-date, the increase was primarily driven by higher selling prices across all three segments, offset by lower sales volumes, higher production downtime and unfavorable manufacturing costs. The unfavorable net impact of acquisitions and divestitures and higher input costs were slightly offset by favorable delivery.

MARKETING AND ADMINISTRATIVE EXPENSES
In the third quarter of 2023, marketing and administrative expenses were flat compared to the same period in 2022. For year-to-date 2023, marketing and administrative expenses increased $26 million compared to the same period in 2022, driven primarily by ongoing inflationary pressures throughout the organization as well as higher general corporate expenses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GAIN ON SALE OF SITE

In the first quarter of 2023, the Company finalized the sale of the Company’s Insulation site in Santa Clara, California resulting in the recognition of a pre-tax gain of $189 million.

OTHER EXPENSE (INCOME), NET

In the third quarter and year-to-date 2023, other expenses increased $47 million and increased $95 million, respectively, compared to the same periods in 2022. For the third quarter and year-to-date, the increase was driven primarily by higher restructuring costs, lower gains on the sale of certain precious metals, and the establishment of the estimated liability for the Paroc marine recall matter.
INTEREST EXPENSE, NET
In the third quarter and year-to-date 2023, interest expense, net, decreased $11 million and decreased $20 million, respectively, compared to the same periods in 2022, driven by higher interest income and capitalized interest.
INCOME TAX EXPENSE

Income tax expense for the three and nine months ended September 30, 2023 was $110 million and $361 million, respectively. For the third quarter of 2023 and the nine months ended September 30, 2023, the Company’s effective tax rate was 25%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2023 is primarily due to U.S. state and local income tax expense, offset slightly by U.S. federal taxes on foreign earnings and U.S. federal income tax credits. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2023 is primarily due to U.S. state and local income tax expense and foreign rate differential.

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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2023	2022	2023	2022
Restructuring costs	Cost of sales	$(30)	$(10)	$(61)	$(26)
Restructuring costs	Marketing and administrative expenses	—	—	(1)	—
Severance	Other expense (income), net	—	—	(25)	(1)
Other exit costs	Other expense (income), net	(11)	(2)	(19)	(2)
Gain on sale of Santa Clara, California site	Gain on sale of site	—	—	189	—
Acquisition and divestiture-related costs	Marketing and administrative expenses	—	(2)	—	(5)
Gain on sale of Shanghai, China facility	Other expense (income), net	—	—	—	27
Impairment loss on Chambery, France assets held for sale	Other expense (income), net	—	—	—	(29)
Gain on remeasurement of Fiberteq equity investment	Gain on equity method investment	—	130	—	130
Total restructuring, acquisition and divestiture-related (costs) gains		$(41)	$116	$83	$94

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restructuring costs	$(41)	$(12)	$(106)	$(29)
Gain on sale of Shanghai, China facility	—	—	—	27
Gain on sale of Santa Clara, California site	—	—	189	—
Gains on sale of certain precious metals	—	7	2	18
Gain on remeasurement of Fiberteq equity investment	—	130	—	130
Paroc marine recall	(14)	—	(14)	—
Acquisition and divestiture-related costs	—	(2)	—	(5)
Impairment loss on Chambery, France assets held for sale	—	—	—	(29)
Total adjusting items	$(55)	$123	$71	$112

The reconciliation from Net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$337	$470	$1,065	$1,117
Net (loss) earnings attributable to non-redeemable and redeemable noncontrolling interests	—	(1)	(2)	2
NET EARNINGS	337	469	1,063	1,119
Equity in net earnings of affiliates	1	1	2	—
Income tax expense	110	114	361	340
EARNINGS BEFORE TAXES	446	582	1,422	1,459
Interest expense, net	17	28	62	82
EARNINGS BEFORE INTEREST AND TAXES	463	610	1,484	1,541
Less: Adjusting items from above	(55)	123	71	112
ADJUSTED EBIT	$518	$487	$1,413	$1,429

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
Composites
The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Composites segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$567	$638	$1,772	$2,071
% change from prior year	-11%	8%	-14%	20%
EBIT	$80	$126	$216	$434
EBIT as a % of net sales	14%	20%	12%	21%
Depreciation and amortization expense	$43	$40	$130	$131
EBITDA	$123	$166	$346	$565
EBITDA as a % of net sales	22%	26%	20%	27%

NET SALES

In our Composites segment, net sales in the third quarter of 2023 decreased $71 million compared to the same period in 2022. The decrease was driven primarily by lower sales volumes of approximately 9%, unfavorable customer mix and $10 million of lower selling prices. The favorable impact of translating sales denominated in foreign currencies into United States dollars was partially offset by the net impact of divestitures and acquisitions.

For year-to-date 2023, net sales in our Composites segment decreased $299 million compared to the same period in 2022. The decrease was driven primarily by lower sales volumes of approximately 13%. Higher selling prices of $29 million were more than offset by the net impact of divestitures and acquisitions. The remaining variance was driven by unfavorable customer mix and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

EBIT

In our Composites segment, EBIT in the third quarter of 2023 decreased $46 million compared to the same period in 2022. The decrease was driven by higher production downtime of $23 million, lower sales volumes, and unfavorable customer mix. The remaining variance was driven by favorable manufacturing costs and $10 million of favorable delivery which more than offset lower selling prices of $10 million.

For the year-to-date 2023, EBIT in our Composites segment decreased $218 million compared to the same period in 2022. The decrease was driven by lower sales volumes and $57 million of higher production downtime. Higher selling prices of $29 million and favorable delivery slightly offset input cost inflation of $44 million. The remaining variance was driven by the net unfavorable impact of divestitures and acquisitions of $35 million and unfavorable customer mix.

OUTLOOK

Global glass reinforcements market demand has several economic indicators including residential, non-residential construction and manufacturing production indices, as well as global wind installations. The Company anticipates continued impacts of economic uncertainty in a dynamic global environment, as well as competitive pricing pressure. The Company remains focused on managing costs, capital expenditures, and working capital.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulation

The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Insulation segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$913	$965	$2,737	$2,758
% change from prior year	-5%	18%	-1%	19%
EBIT	$150	$173	$469	$459
EBIT as a % of net sales	16%	18%	17%	17%
Depreciation and amortization expense	$51	$52	$159	$156
EBITDA	$201	$225	$628	$615
EBITDA as a % of net sales	22%	23%	23%	22%

NET SALES

In our Insulation segment, net sales in the third quarter of 2023 decreased $52 million compared to the same period in 2022. The decrease was driven primarily by lower sales volumes of approximately 10% partially offset by higher selling prices of $35 million and the favorable impact of translating sales denominated in foreign currencies into United States dollars. Favorable product and customer mix more than offset $5 million from the unfavorable net impact of acquisitions and divestitures.

For year-to-date 2023, net sales in our Insulation segment decreased $21 million compared to the same period in 2022. The decrease was driven by lower sales volumes of approximately 11%, which more than offset higher selling prices of $220 million and favorable customer and product mix. The favorable net impact of acquisitions and divestitures more than offset $6 million of the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

EBIT

In our Insulation segment, EBIT in the third quarter of 2023 decreased $23 million compared to the same period in 2022. The decrease was driven by lower sales volumes which more than offset higher selling prices of $35 million. Higher manufacturing costs of $11 million and higher production downtime more than offset favorable delivery of $7 million and favorable customer and product mix.

For the year-to-date 2023, EBIT in our Insulation segment increased $10 million compared to the same period in 2022. Higher selling prices of $220 million more than offset lower sales volumes and $56 million of input cost inflation. Higher manufacturing costs of $34 million and higher production downtime were partially offset by favorable customer and product mix, as well as favorable delivery of $15 million.

OUTLOOK

The outlook for Insulation demand is driven by North American new residential construction and remodeling and repair activity, as well as commercial and industrial construction activity in the United States, Canada, Europe, Asia-Pacific and Latin America. Demand in commercial and industrial insulation markets is most closely correlated to industrial production growth and overall economic activity in the global markets we serve. Demand for residential insulation is most closely correlated to U.S. housing starts.

During the third quarter of 2023, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was approximately 1.359 million, down from an annual average of approximately 1.461 million starts in the third quarter of 2022.

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

Roofing

The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Roofing segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$1,084	$1,003	$3,102	$2,859
% change from prior year	8%	15%	8%	14%
EBIT	$343	$229	$890	$663
EBIT as a % of net sales	32%	23%	29%	23%
Depreciation and amortization expense	$16	$15	$48	$46
EBITDA	$359	$244	$938	$709
EBITDA as a % of net sales	33%	24%	30%	25%

NET SALES

In our Roofing segment, net sales in the third quarter of 2023 increased $81 million compared to the same period in 2022 due to higher sales volumes of 5% and higher selling prices of $21 million. Favorable product mix was partially offset by lower third-party asphalt sales of $19 million and unfavorable customer mix.

For year-to-date 2023, net sales in our Roofing segment increased $243 million compared to the same period in 2022. Higher selling prices of $147 million, higher sales volumes of 3% and favorable product mix were partially offset by lower third-party asphalt sales of $34 million and unfavorable customer mix.

EBIT

In our Roofing segment, EBIT in the third quarter of 2023 increased $114 million compared to the same period in 2022 due to lower input costs, including delivery, $21 million of higher selling prices and higher sales volumes. Favorable customer and product mix and $9 million of lower manufacturing costs more than offset higher selling, general and administrative expenses.

For year-to-date 2023, EBIT in our Roofing segment increased $227 million compared to the same period in 2022 driven primarily by higher selling prices of $147 million. The remaining improvement was driven about equally by higher sales volumes, lower input costs, favorable delivery, and favorable customer and product mix, which were partially offset by higher production costs of $23 million and higher selling, general and administrative expenses.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restructuring costs	$(41)	$(12)	$(106)	$(29)
Gain on sale of Shanghai, China facility	—	—	—	27
Gain on sale of Santa Clara, California site	—	—	189	—
Gains on sale of certain precious metals	—	7	2	18
Acquisition and divestiture-related costs	—	(2)	—	(5)
Impairment loss on Chambery, France assets held for sale	—	—	—	(29)
Gain on remeasurement of Fiberteq equity investment	—	130	—	130
Paroc marine recall	(14)	—	(14)	—
General corporate expense and other	(55)	(41)	(162)	(127)
EBIT	$(110)	$82	$(91)	$(15)
Depreciation and amortization	$50	$23	$109	$67

EBIT
In Corporate, Other and Eliminations, EBIT expenses for the third quarter of 2023 were higher by $192 million compared to the same period in 2022. For year-to-date 2023, EBIT expenses in Corporate, Other and Eliminations were higher by $76 million. Please reference the table above for information related to the significant quarter over quarter and year over year variances.
General corporate expense and other for the third quarter of 2023 were higher by $14 million compared to the same period in 2022. For year-to-date, general corporate expense and other were higher by $35 million compared to the same period in 2022.

OUTLOOK

In 2023, we estimate general corporate expenses to be in the range of $215 million and $225 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company’s primary sources of liquidity are its balance of Cash and cash equivalents of $1.3 billion as of September 30, 2023, its Senior Revolving Credit Facility and its Receivables Securitization Facility (each as defined below).

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

	Balance at September 30, 2023
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$800	$280
Collateral capacity limitation on availability	N/A	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$796	$279

The Receivables Securitization Facility and Senior Revolving Credit Facility mature in April 2024 and July 2026, respectively. The Company has no significant debt maturities of senior notes before the fourth quarter of 2024. As of September 30, 2023, the Company had $3.0 billion of total debt and cash and cash equivalents of $1.3 billion. The agreements governing our Senior Revolving Credit Facility and Receivables Securitization Facility contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. We were in compliance with these covenants as of September 30, 2023.

In May 2023, the Senior Revolving Credit Facility was amended to formally adopt Term SOFR plus a spread as the benchmark reference rate in anticipation of the June 30, 2023 discontinuation of LIBOR.

Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of September 30, 2023, and December 31, 2022, the Company had $120 million and $188 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with Accounting Standards Codification (“ASC”) 740 based on the laws as of enactment of the tax legislation.

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
Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2022 Form 10-K for more details on these material cash requirements. During the third quarter of 2023, there have been no material changes to our expected uses of cash and contractual obligations.

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

Cash Flows

The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$1,323	$751
Net cash flow provided by operating activities	1,021	1,085
Net cash flow used for investing activities	(219)	(573)
Net cash flow used for financing activities	(585)	(675)
Availability on the Senior Revolving Credit Facility	796	796
Availability on the Receivables Securitization Facility	279	279

Operating activities: For the nine months ended September 30, 2023, the Company’s operating activities provided $1,021 million of cash compared to $1,085 million provided in the same period of 2022. The decrease in cash provided by operating activities was primarily due to decreases in accounts payable partially offset by decreases to inventory when compared to the same period in 2022.

Investing activities: Net cash flow used for investing activities decreased by $354 million for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily driven by lower spending on acquisitions and increased proceeds from the sale of assets for 2023 compared to the same period in 2022. These were partially offset by higher capital spending for 2023.

Financing activities: Net cash flow used for financing activities decreased by $90 million for the nine months ended September 30, 2023 compared to the same period of 2022, resulting from lower treasury stock purchases for the period which more than offset increased dividend payments.

Derivatives

Please refer to Note 4 of the Consolidated Financial Statements.

Fair Value Measurement

Please refer to Notes 4, 11, and 12 of the Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SAFETY

One of our primary objectives is the safety and well-being of our employees. Working safely is an unconditional, organization-wide expectation at Owens Corning, which we believe directly benefits employees’ lives, improves our manufacturing processes and reduces our costs. The Company maintains comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to severe injuries. One of our primary safety measures is the Recordable Incident Rate (“RIR”) as defined by the United States Bureau of Labor Statistics. For the three months ended September 30, 2023, our RIR was 0.66, compared to 0.64 as reported in the same period a year ago. For the nine months ended September 30, 2023, our RIR was 0.65, compared to 0.72 as reported in the same period a year ago.
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
•domestic and international economic and political conditions, policies or other governmental actions, as well as war and civil disturbance;
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the nine months ended September 30, 2023. Please refer to “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II, Item 7A of our 2022 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
Information required by this item is incorporated by reference to Note 13 of the Consolidated Financial Statements, Contingent Liabilities and Other Matters.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s 2022 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2023	1,408		$131.23	—	11,767,634
August 1-31, 2023	573,579		141.10	570,000	11,197,634
September 1-30, 2023	453,168		141.25	430,000	10,767,634
Total	1,028,155	*	$141.15	1,000,000	10,767,634

*    The Company retained an aggregate of 28,155 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted share units granted to our employees.
**    The Board of Directors approved two share repurchase programs in 2022 under which the Company is authorized to repurchase up to an aggregate of 20 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 3.6 million shares of its common stock for $391 million, inclusive of applicable taxes, during the nine months ended September 30, 2023, under the Repurchase Authorization. As of September 30, 2023, 10.8 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

10b5-1 Plans

On September 14, 2023, Marcio Sandri, the Company's President, Composites, entered into a written plan for the sale of 6,111 shares of Company common stock, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. This plan is scheduled to terminate no later than September 16, 2024.

ITEM 6.    EXHIBITS

10.1	Retirement Transition Agreement, dated as of August 4, 2023, by and between Owens Corning and Dan Smith (filed herewith).

10.2	Form of Owens Corning Restricted Stock Unit Award Agreement (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	October 25, 2023	By:	/s/ Todd W. Fister
Todd W. Fister
Chief Financial Officer

Date:	October 25, 2023	By:	/s/ Mari K. Doerfler
Mari K. Doerfler
Vice President and
Controller