Form 10-Q
period 2024-03-31
Owens Corning
filed 2024-04-24
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Yes ☐     No ☑

As of April 19, 2024, 86,656,546 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,

	2024	2023
NET SALES	$2,300	$2,331
COST OF SALES	1,620	1,742
Gross margin	680	589
OPERATING EXPENSES
Marketing and administrative expenses	212	204
Science and technology expenses	31	28
Gain on sale of site	—	(189)
Other expense, net	34	12
Total operating expenses	277	55
OPERATING INCOME	403	534
Non-operating expense	—	—
EARNINGS BEFORE INTEREST AND TAXES	403	534
Interest expense, net	17	22
EARNINGS BEFORE TAXES	386	512
Income tax expense	88	130
NET EARNINGS	298	382
Net loss attributable to non-redeemable and redeemable noncontrolling interests	(1)	(1)
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$299	$383
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$3.42	$4.19
Diluted	$3.40	$4.17
WEIGHTED AVERAGE COMMON SHARES
Basic	87.3	91.3
Diluted	87.9	91.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
NET EARNINGS	$298	$382
Other comprehensive (loss) income, net of tax:
Currency translation adjustment (net of tax of $0 and $0 for the three months ended March 31, 2024 and 2023, respectively)	(42)	31
Pension and other postretirement adjustment (net of tax of $0 and $0 for the three months ended March 31, 2024 and 2023, respectively)	—	(1)
Hedging adjustment (net of tax of $(2) and $0 for the three months ended March 31, 2024 and 2023, respectively)	5	(1)
Total other comprehensive (loss) income, net of tax	(37)	29
COMPREHENSIVE EARNINGS	261	411
Comprehensive loss attributable to non-redeemable and redeemable noncontrolling interests	(2)	(1)
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$263	$412

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	March 31, 2024	December 31, 2023
CURRENT ASSETS
Cash and cash equivalents	$1,254	$1,615
Receivables, less allowance of $3 at March 31, 2024 and $11 at December 31, 2023	1,410	987
Inventories	1,205	1,198
Other current assets	112	117
Total current assets	3,981	3,917
Property, plant and equipment, net	3,796	3,841
Operating lease right-of-use assets	221	222
Goodwill	1,385	1,392
Intangible assets, net	1,510	1,528
Deferred income taxes	30	24
Other non-current assets	346	313
TOTAL ASSETS	$11,269	$11,237
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,177	$1,216
Current operating lease liabilities	59	62
Long-term debt - current portion	433	431
Other current liabilities	599	615
Total current liabilities	2,268	2,324
Long-term debt, net of current portion	2,645	2,615
Pension plan liability	68	69
Other employee benefits liability	110	112
Non-current operating lease liabilities	164	165
Deferred income taxes	423	427
Other liabilities	319	315
Total liabilities	5,997	6,027
Redeemable noncontrolling interest	25	25
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,159	4,166
Accumulated earnings	5,041	4,794
Accumulated other comprehensive deficit	(539)	(503)
Cost of common stock in treasury (c)	(3,433)	(3,292)
Total Owens Corning stockholders’ equity	5,229	5,166
Noncontrolling interests	18	19
Total equity	5,247	5,185
TOTAL LIABILITIES AND EQUITY	$11,269	$11,237
(a)10 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023
(b)400 shares authorized; 135.5 issued and 86.7 outstanding at March 31, 2024; 135.5 issued and 87.2 outstanding at December 31, 2023
(c)48.8 shares at March 31, 2024 and 48.3 shares at December 31, 2023

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2023	87.2	$1	48.3	$(3,292)	$4,166	$4,794	$(503)	$19	$5,185
Net earnings attributable to Owens Corning	—	—	—	—	—	299	—	—	299
Net earnings attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	—	(1)	—	—	—	(1)
Currency translation adjustment	—	—	—	—	—	—	(41)	(1)	(42)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	—	—	—
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	5	—	5
Issuance of common stock under share-based payment plans	0.6	—	(0.6)	21	(20)	—	—	—	1
Purchases of treasury stock	(1.1)	—	1.1	(162)	—	—	—	—	(162)
Stock-based compensation expense	—	—	—	—	14	—	—	—	14
Dividends declared (d)	—	—	—	—	—	(52)	—	—	(52)
Balance at March 31, 2024	86.7	$1	48.8	$(3,433)	$4,159	$5,041	$(539)	$18	$5,247
(a)Additional Paid in Capital (“APIC”)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interests (“NCI”)
(d)Quarterly dividend declaration of $0.60 per share as of March 31, 2024

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
66

(a)Additional Paid in Capital (“APIC”)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interests (“NCI”)
(d)Quarterly dividend declaration of $0.52 per share as of March 31, 2023

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
NET CASH FLOW PROVIDED BY (USED FOR) OPERATING ACTIVITIES
Net earnings	$298	$382
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	131	127
Deferred income taxes	(8)	20
Stock-based compensation expense	14	13
Gain on sale of site	—	(189)
Other adjustments to reconcile net earnings to cash from operating activities	(1)	(5)
Changes in operating assets and liabilities	(402)	(506)
Pension fund contribution	(1)	(1)
Payments for other employee benefits liabilities	(4)	(3)
Other	(3)	(2)
Net cash flow provided by (used for) operating activities	24	(164)
NET CASH FLOW (USED FOR) PROVIDED BY INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(152)	(158)
Proceeds from the sale of assets or affiliates	6	189
Other	—	(7)
Net cash flow (used for) provided by investing activities	(146)	24
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Dividends paid	(52)	(48)
Purchases of treasury stock	(161)	(160)
Finance lease payments	(10)	(8)
Other	(11)	—
Net cash flow used for financing activities	(234)	(216)
Effect of exchange rate changes on cash	(5)	14
Net decrease in cash, cash equivalents and restricted cash	(361)	(342)
Cash, cash equivalents and restricted cash at beginning of period	1,623	1,107
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,262	$765

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    GENERAL

Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.

The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”), and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2023 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S.”). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Certain reclassifications have been made to the periods presented for 2023 to conform to the classifications used in the periods presented for 2024.

Revenue Recognition

As of December 31, 2023, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $101 million, of which $15 million was recognized as revenue in the first three months of 2024. As of March 31, 2024, our contract liability balances totaled $101 million.

As of December 31, 2022, our contract liability balances totaled $89 million, of which $14 million was recognized as revenue in the first three months of 2023. As of March 31, 2023, our contract liability balances totaled $89 million.

Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $8 million as of March 31, 2024, December 31, 2023, March 31, 2023 and December 31, 2022. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, which is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion.

Related Party Transactions

In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $32 million for the three months ended March 31, 2024 and $21 million for the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, amounts due to the related party supplier were $7 million and $5 million, respectively.

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

The Company’s confirmed outstanding obligations under the Programs totaled $173 million and $211 million as of March 31, 2024 and December 31, 2023, respectively. The amounts of invoices paid under the Programs totaled $136 million and $158 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Strategic Actions

On February 8, 2024, the Company entered into a definitive agreement to purchase all of the outstanding shares of Masonite International Corporation (“Masonite”). The purchase price for the acquisition of Masonite is approximately $3.9 billion, inclusive of acquired debt, which the Company expects to fund with cash on hand and new committed financing. Masonite is a leading global designer, manufacturer, marketer and distributor of interior and exterior doors and door systems for the new construction and repair, renovation and remodeling sectors of the residential and non-residential building construction markets. The transaction was unanimously approved by the board of directors of both companies and is expected to close mid-2024, subject to regulatory and other customary closing conditions, including the approval of Masonite shareholders. During the first three months of 2024, the Company incurred $18 million of transaction costs related to its announced acquisition of Masonite.

On February 9, 2024, the Company announced the decision to review strategic alternatives for its global glass reinforcements (“GR”) business, consistent with our strategy to focus on building and construction materials. The GR business, which operates within our Composites segment, supplies a wide variety of glass fiber products for applications in wind energy, infrastructure, industrial, transportation, and consumer markets. The GR business generates annual revenues of approximately $1.3 billion. While a range of options are under consideration, including a potential sale, spin-off or other strategic option, there can be no assurance that the strategic review will result in any transaction or other outcome. During the first three months of 2024, the Company incurred $2 million of costs related to this review.

Accounting Pronouncements

All Accounting Standards Updates (“ASUs”) recently issued by the Financial Accounting Standards Board (“FASB”) were either not applicable to the Company or their adoption did not have a material impact on the Company’s Consolidated Financial Statements.

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently issued standards:
ASU 2023-06 “Disclosure Improvements”	The amendments in this update modify the disclosure or presentation requirements of a variety of Topics	The effective date for each topic is contingent on future SEC rule setting.	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”	This standard modifies the rate reconciliation and income taxes paid disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as requiring income taxes paid to be disaggregated by jurisdiction.	Fiscal years beginning after December 15, 2024	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statements.
ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”	The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	Fiscal years beginning after December 15, 2023	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.

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

Insulation – Within our Insulation segment, the Company manufactures and sells thermal and acoustical batts, loose fill insulation, spray foam insulation, foam sheathing and accessories. It also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, bonded and granulated stone wool insulation, cellular glass insulation, and foam insulation used in above- and below-grade construction applications.

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

	For the three months ended March 31, 2024
Reportable Segments	Roofing	Insulation	Composites	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$923	$379	$117	$(80)	$1,339
U.S. commercial and industrial	20	202	168	(3)	387
Total United States	943	581	285	(83)	1,726
Europe	—	176	121	(1)	296
Asia-Pacific	—	27	84	—	111
Rest of world	14	120	33	—	167
NET SALES	$957	$904	$523	$(84)	$2,300

	For the three months ended March 31, 2023
Reportable Segments	Roofing	Insulation	Composites	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$839	$370	$85	$(65)	$1,229
U.S. commercial and industrial	24	206	218	(2)	446
Total United States	863	576	303	(67)	1,675
Europe	4	194	137	(1)	334
Asia-Pacific	—	31	107	—	138
Rest of world	28	118	38	—	184
NET SALES	$895	$919	$585	$(68)	$2,331

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
The following table summarizes EBIT by segment (in millions):

	Three Months Ended March 31,
	2024	2023
Reportable Segments
Roofing	$286	$209
Insulation	161	156
Composites	46	49
Total reportable segments	493	414
Restructuring costs	(14)	(18)
Gain on sale of Santa Clara, California site	—	189
Gains on sale of certain precious metals	—	2
Strategic review-related charges	(2)	—
Paroc marine recall	(1)	—
Acquisition-related costs	(18)	—
General corporate expense and other	(55)	(53)
Total corporate, other and eliminations	(90)	120
EBIT	$403	$534

3.    INVENTORIES
Inventories consist of the following (in millions):

	March 31, 2024	December 31, 2023
Finished goods	$747	$742
Materials and supplies	458	456
Total inventories	$1,205	$1,198

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2024 and December 31, 2023, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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

The following table presents the fair value of derivatives and hedging instruments and their respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	March 31, 2024	December 31, 2023
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps	Other current liabilities	$9	$15
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$1	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended March 31,
	Location	2024	2023
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of loss reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$9	$18
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of (gain) loss recognized in earnings (b)	Other expense, net	$(1)	$6
(a)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(b)Gains related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expense, net. Please refer to the “Other Derivatives” section below for additional detail.

Consolidated Statements of Comprehensive Earnings Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (in millions):

		Amount of Gain (Loss) Recognized in Comprehensive Earnings
		Three Months Ended March 31,
Hedging Type	Derivative Financial Instrument	2024	2023
Cash flow hedge	Natural gas forward swaps	$6	$(1)
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of March 31, 2024, the notional amounts of these natural gas forward swaps were 7 million MMBtu (or MMBtu equivalent) based on U.S. and European indices. The Company has designated these natural gas forward swaps as cash flow hedges, with the last hedge maturing no later than June 2025. A net unrecognized loss of $9 million related to these natural gas forward swaps was included in AOCI as of March 31, 2024, $8 million of which is expected to be reclassified into earnings within the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

In 2020, the Company entered into a $175 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with the anticipated issuance of certain 10-year fixed rate senior notes. The Company designated this forward U.S. Treasury rate lock agreement, which expired on December 15, 2022, as a cash flow hedge. The locked fixed rate of this agreement was 0.994%. In September 2022, a gain of $6 million was recognized as a result of a change in the forecasted issuance of certain senior notes. In December 2022, the Company received cash of $37 million upon the settlement of the rate lock agreement, of which $31 million will be amortized as a component of interest expense upon the future issuance of senior notes. This unrecognized gain of $31 million was included in AOCI as of March 31, 2024.

Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of March 31, 2024, the Company had notional amounts of $199 million for non-designated derivative financial instruments related to foreign currency exposures in United States Dollars primarily related to the European Euro, Indian Rupee, Brazilian Real, Hong Kong Dollar, Chinese Yuan, and the South Korean Won. In addition, the Company had notional amounts of $72 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Złoty, British Pound Sterling, Danish Krone, and the Norwegian Krone.

5.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill

The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.

No testing was deemed necessary in the first three months of 2024. The changes in the net carrying value of goodwill by segment are as follows (in millions):

	Roofing	Insulation	Composites	Total
Gross carrying amount at December 31, 2023	$395	$1,520	$425	$2,340
Foreign currency translation	(1)	(13)	(1)	(15)
Gross carrying amount at March 31, 2024	394	1,507	424	2,325

Accumulated impairment losses at December 31, 2023	—	(948)	—	(948)
Foreign currency translation	—	8	—	8
Accumulated impairment losses at March 31, 2024	—	(940)	—	(940)

Balance, net of impairment, at March 31, 2024	$394	$567	$424	$1,385

The annual impairment tests performed in the fourth quarter of 2023 indicated that the business enterprise value of the Composites reporting unit exceeded its carrying value by approximately 5%. There is uncertainty surrounding the macroeconomic factors that impact this reporting unit and a sustained downturn in these factors or a change in the long-term revenue growth or profitability for this reporting unit could increase the likelihood of a future impairment.

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
Other intangible assets consist of the following (in millions):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trademarks and trade names	$990	$—	$990	$992	$—	$992
Amortizable intangible assets
Customer relationships	608	(293)	315	614	(283)	331
Technology	324	(206)	118	326	(203)	123
Trademarks	12	(2)	10	12	(2)	10
Other (a)	79	(2)	77	74	(2)	72
Total other intangible assets	$2,013	$(503)	$1,510	$2,018	$(490)	$1,528
(a)Other primarily includes emissions.
There are two indefinite-lived intangible assets that are at an increased risk of impairment, both of which are used by our Insulation segment and were partially impaired in the fourth quarter of 2022. A change in the estimated long-term revenue growth rate or discount rate for the segment could increase the likelihood of a future impairment.

The following table presents the carrying values of these assets as of March 31, 2024:

Trade names and trademarks	March 31, 2024
European building and technical insulation trade name	$88
Global cellular glass insulation trademark	$80
Amortization expense for intangible assets for the three months ended March 31, 2024 and March 31, 2023 was $16 million and $18 million, respectively. Amortization expense for intangible assets is estimated to be $48 million for the remainder of 2024.

The estimated amortization expense for intangible assets for the next five fiscal years ended December 31 is as follows (in millions):

Period	Amortization
2025	$58
2026	$44
2027	$35
2028	$34
2029	$33

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in millions):

	March 31, 2024	December 31, 2023
Land	$167	$168
Buildings and leasehold improvements	1,292	1,263
Machinery and equipment	5,526	5,402
Construction in progress	526	665
	7,511	7,498
Accumulated depreciation	(3,715)	(3,657)
Property, plant and equipment, net	$3,796	$3,841

Machinery and equipment include certain precious metals used in our production tooling, which comprise approximately 10% of total machinery and equipment as of March 31, 2024 and December 31, 2023. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of approximately 2% of the outstanding carrying value.

7.    DIVESTITURES

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

8.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2023 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$97	$88
Amounts accrued for current year	4	5
Settlements of warranty claims	(3)	(2)
Ending balance	$98	$91

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

ACQUISITION-RELATED COSTS

During the first three months of 2024, the Company incurred $18 million of transaction costs related to its announced acquisition of Masonite. Please refer to note 1 of the Consolidated Financial Statements for further information.

RESTRUCTURING RELATED COSTS

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

During the first three months of 2024, the Company recorded $9 million of charges, of which $4 million were non-cash charges, primarily related to accelerated depreciation and $5 million of cash charges, primarily related to severance.

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

During the first three months of 2024, the Company recorded $3 million of charges, primarily related to other exit costs. The Company does not expect to recognize significant incremental costs related to these actions.
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

During the first three months of 2024, the Company did not incur any charges relating to this project. The Company does not expect to recognize significant incremental costs related to these actions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. RESTRUCTURING, ACQUISITION AND DIVESTITURE-RELATED COSTS (continued)

European Operating Structure Optimization
In March 2023, the Company took actions to optimize the operating structure of its segments across Europe to increase its competitiveness. These actions are expected to result in cumulative costs of approximately $20 million, primarily related to severance and other exit costs. During the first three months of 2024, the Company recorded $2 million of charges primarily related to severance costs.

Composites Strategic Realignment Actions
On July 1, 2022, the Company finalized the sale of the European portion of the DUCS product line located in Chambéry, France, within the Composite’s segment. The Company recorded a pre-tax charge of $30 million in Other expense, net on the Consolidated Statements of Earnings in 2022 to reflect the fair value less cost to sell the assets. The Company also took actions to convert the DUCS manufacturing facilities located in Anderson, South Carolina and Kimchon, Korea to produce other glass fiber products needed to support our growth strategy in building and construction applications. During the first three months of 2024, the Company did not incur any charges relating to this project. The Company does not expect to recognize significant incremental costs related to these actions.

Roofing Restructuring Actions
In December 2021, the Company took actions to restructure operations within the Roofing segment’s components product line by relocating production assets from China to India, which allowed the business to optimize its manufacturing network and support a tariff mitigation strategy. During the first three months of 2024, the Company did not incur any charges relating to this project. The Company does not expect to recognize significant incremental costs related to these actions.

Santa Clara Insulation Site
During the third quarter of 2021, the Company entered into a sales agreement for the Company’s Insulation site in Santa Clara, California, as part of the Company’s ongoing strategy to operate a flexible, cost-efficient manufacturing network and geographically locate its assets to better serve its customers. On March 3, 2023, the Company finalized the sale of this site for total proceeds of $234 million, net of transaction fees. Total proceeds included a non-refundable deposit of $50 million received in the third quarter of 2021. During the first three months of 2024, the Company did not incur any charges relating to this project. The Company does not expect to recognize significant incremental costs related to this action.

Consolidated Statements of Earnings Classification
The following table presents the impact and respective location of total restructuring, acquisition and divestiture-related costs on the Consolidated Statements of Earnings, which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended March 31,
Type of cost	Location	2024	2023
Accelerated depreciation	Cost of sales	$(4)	$(1)
Other exit costs	Cost of sales	(3)	(7)
Severance	Other expense, net	(7)	(9)
Other exit costs	Other expense, net	—	(1)
Gain on sale of Santa Clara, California site	Gain on sale of site	—	189
Total restructuring, acquisition and divestiture-related (costs) gains		$(14)	$171

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. RESTRUCTURING, ACQUISITION AND DIVESTITURE-RELATED COSTS (continued)

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company’s restructuring activities (in millions):

	March 31, 2024
	Global Composites Restructuring	Protective Packaging Exit	Wabash Facility Closure	European Operating Structure Optimization
Balance at December 31, 2023	$12	$1	$3	$6
Restructuring costs	9	3	—	2
Payments	(1)	(3)	(2)	(2)
Accelerated depreciation and other non-cash items	(4)	(1)	—	—
Balance at March 31, 2024	$16	$—	$1	$6
Cumulative charges incurred	$25	$81	$33	$14

As of March 31, 2024, the remaining liability balance was comprised of $23 million of severance, which the Company expects to pay over the next twelve months.

	March 31, 2023
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.200% senior notes, net of discount and financing fees, due 2024	$399	99%	$399	99%
3.400% senior notes, net of discount and financing fees, due 2026	399	96%	398	96%
3.950% senior notes, net of discount and financing fees, due 2029	447	95%	447	95%
3.875% senior notes, net of discount and financing fees, due 2030	298	93%	298	94%
7.000% senior notes, net of discount and financing fees, due 2036	369	113%	369	116%
4.300% senior notes, net of discount and financing fees, due 2047	589	83%	589	88%
4.400% senior notes, net of discount and financing fees, due 2048	391	83%	391	87%
Various finance leases, due through 2050 (a)	185	100%	154	100%
Other	1	N/A	1	N/A
Total long-term debt	3,078	N/A	3,046	N/A
Less – current portion of senior notes	399	99%	399	99%
Less – current portion of finance leases and other (a)	34	100%	32	100%
Long-term debt, net of current portion	$2,645	N/A	$2,615	N/A
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.    DEBT (continued)

The Company issued $400 million of 2024 senior notes on November 12, 2014. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2015. A portion of the proceeds from these notes was used to repay $242 million of our 2016 senior notes and $105 million of our 2019 senior notes. The remaining proceeds were used to pay down our Senior Revolving Credit Facility (as defined below), finance general working capital needs, and for general corporate purposes. As of March 31, 2024, the $399 million outstanding principal related to the senior notes was recorded in Long-term debt - current portion on the Consolidated Balance Sheets.
The Company issued $550 million of 2036 senior notes on October 31, 2006. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2007. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.
Collectively, the senior notes above are referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2024.

Senior Revolving Credit Facility

On March 1, 2024, the Company entered into an amended and restated senior revolving credit facility (the “Senior Revolving Credit Facility”) to increase the available principal amount from $800 million to $1.0 billion and to extend the maturity to March 2029. The Senior Revolving Credit Facility includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate, federal funds rate plus a spread or forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”) plus a spread.

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of March 31, 2024. Please refer to the Credit Facility Utilization section below for liquidity information as of March 31, 2024.
Receivables Securitization Facility

The Company has a Receivables Purchase Agreement (“RPA”) that is accounted for as secured borrowings in accordance with Accounting Standards Codification (“ASC”) 860, “Accounting for Transfers and Servicing.” Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company have an RPA with certain financial institutions. On March 1, 2024, the Company amended and restated the RPA to increase the facility limit from $280 million to $300 million and to extend the scheduled maturity date to February 2025. Under this agreement, the Company has the ability to borrow at the lenders’ cost of funds, which approximates Term SOFR plus a spread; alternatively, the Company may borrow at the higher of the United States prime rate or the Overnight Bank Funding Rate plus a spread.
The RPA contains various covenants, including a maximum allowed leverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of March 31, 2024. Please refer to the Credit Facility Utilization section below for liquidity information as of March 31, 2024.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.    DEBT (continued)

364-Day Credit Facility
On March 1, 2024, the Company entered into an unsecured term loan agreement in an aggregate principal amount of $3.0 billion, which matures 364 days after the facility is initially funded (the “364-Day Credit Facility”). Borrowings under the 364-Day Credit Facility will be used to finance a portion of the payments to be made in connection with the Masonite acquisition, the refinancing of certain outstanding indebtedness of Masonite, and the fees and expenses in connection with the foregoing. The Company has the discretion to borrow under multiple options, including the United States prime rate, federal funds rate plus a spread and Term SOFR plus a spread.
The agreement governing our 364-Day Credit Facility contains various covenants that we believe are usual and customary. We were in compliance with these covenants as of March 31, 2024.

Credit Facility Utilization

The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at March 31, 2024
	Senior Revolving Credit Facility	Receivables Securitization Facility	364-Day Credit Facility
Facility size or borrowing limit	$1,000	$300	$3,000
Collateral capacity limitation on availability	N/A	—	N/A
Outstanding borrowings	—	—	—
Outstanding letters of credit	4	1	—
Availability on facility	$996	$299	$3,000
Short-Term Debt
Short-term borrowings were less than $1 million and $1 million as of March 31, 2024 and December 31, 2023, respectively. Short-term borrowings consisted of various operating lines of credit. The weighted average interest rate on all short-term borrowings was approximately 3.9% and 5.1% as of March 31, 2024 and December 31, 2023, respectively.

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
The following table presents the components of net periodic pension cost (in millions):

	Three Months Ended March 31,
	2024			2023
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$—	$1	$1	$1	$1	$2
Interest cost	5	3	8	8	4	12
Expected return on plan assets	(6)	(3)	(9)	(10)	(4)	(14)
Amortization of actuarial loss	1	1	2	1	1	2
Net periodic pension cost	$—	$2	$2	$—	$2	$2

The Company expects to contribute $20 million in cash to its defined benefit pension plans during 2024. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The Company made cash contributions of $1 million to its defined benefit pension plans during the three months ended March 31, 2024.
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
The following table provides the components of net periodic postretirement benefit income for U.S. plans for the periods indicated (in millions):

	Three Months Ended March 31,
	2024	2023
Components of Net Periodic Postretirement Benefit Income
Service cost	$—	$—
Interest cost	1	1
Amortization of actuarial gain	(1)	(2)
Net periodic postretirement benefit income	$—	$(1)

There was no significant net periodic postretirement income attributable to non-U.S. plans.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    CONTINGENT LIABILITIES AND OTHER MATTERS

The Company may be involved in various legal and regulatory proceedings relating to employment, antitrust, tax, product liability, environmental, contracts, intellectual property and other matters (collectively, “Proceedings”). The Company regularly reviews the status of such Proceedings along with legal counsel. Liabilities for such Proceedings are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Except as set forth below under “Litigation and Regulatory Proceedings,” management believes that the amount of any reasonably possible losses in excess of any amounts accrued, if any, with respect to such Proceedings or any other known claim, including the matters described below under the caption Environmental Matters (the “Environmental Matters”), are not material to the Company’s financial statements. While the likelihood is remote, the disposition of the Proceedings and Environmental Matters could have a material impact on the results of operations, cash flows or liquidity in any given reporting period.
Litigation and Regulatory Proceedings

The Company is involved in litigation and regulatory proceedings from time to time in the regular course of its business. The Company believes that adequate provisions for resolution of all contingencies, claims and pending matters have been made for probable losses that are reasonably estimable.

During the second quarter of 2023, the Company’s subsidiary, Paroc Group OY (“Paroc”), which the Company acquired in 2018, notified the appropriate European maritime regulatory authorities that specific products in its marine insulation product line may not meet certain fire safety requirements in accordance with their certifications. Paroc voluntarily withdrew these specific products from the market, issued recalls, and suspended distribution and sales of these products (the “Recalled Products”). Paroc continues to cooperate with the applicable regulatory and government authorities and work with its customers and end-users to assist with remediation for the recall. During the first quarter of 2024, the Company discovered potential nonconformances relating to two other marine insulation product lines. In April 2024, Paroc suspended sales of these marine insulation products as a precautionary measure while it reviews the potential nonconformances, but has not issued recalls. The Company has included an estimated liability for expected future costs related to the Recalled Products on its Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. The estimated liability is primarily based on assumptions related to the estimated costs of the remedy for the Recalled Products. At this time, we cannot estimate a range of loss for any additional costs related to the Recalled Products that exceed the current estimated liability. We will reevaluate these assumptions each period, and the related liability may be adjusted when factors indicate that the liability is either not sufficient to cover or exceeds the estimated costs related to the Recalled Products. Based on the factors currently known, we believe the appropriate liability has been established at this time. It is reasonably possible that additional costs related to the Recalled Products could be incurred that exceed the estimated liability by amounts that could be material to our Consolidated Financial Statements.

As part of its review of the Paroc insulation product portfolio, the Company discovered potential nonconformances relating to certain ventilation duct insulation products. In January 2024, Paroc suspended sales of the affected insulation products as a precautionary measure while it reviews the potential nonconformances, but has not issued recalls. We expect to incur costs associated with the resolution of this matter. The amount or range of any potential loss cannot be reasonably estimated at this time. The Company is continuing its review.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of March 31, 2024, the Company was involved with a total of 22 sites worldwide, including 10 Superfund and state or country equivalent sites and 12 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning reasonably estimates the costs of remediation to be paid over a period of years. The Company accrues an amount on an undiscounted basis, when a liability is probable and reasonably estimable. Actual cost may differ from these estimates for the reasons mentioned above. At March 31, 2024, the Company had an accrual totaling $4 million for these costs, of which the current portion is $1 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

During the first quarter of 2024, the Procuraduría Federal de Protección al Ambiente (“PROFEPA”) issued a ruling to Owens Corning Mexico, S. de R.L. de C.V., a subsidiary of the Company (“OC Mexico”), citing violations of Mexico’s air emissions regulations at OC Mexico’s facility in Mexico City, Mexico and imposing monetary sanctions of approximately $1 million. OC Mexico previously performed all related corrective action and, as of the date of this report, is in compliance with applicable federal and local environmental laws. OC Mexico is in the process of appealing PROFEPA’s ruling and the resulting monetary sanctions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
13.    STOCK COMPENSATION

Description of the Plan

On April 20, 2023, the Company’s stockholders approved the Owens Corning 2023 Stock Plan (the “2023 Stock Plan”), which authorizes grants of stock options, stock appreciation rights, stock awards (including restricted stock awards, restricted stock units and bonus stock awards), performance share awards and performance share units. At March 31, 2024, the number of shares remaining available under the 2023 Stock Plan for all stock awards was 3.0 million.

Prior to the 2023 Stock Plan, employees were eligible to receive stock awards under the Owens Corning 2019 Stock Plan.

Total Stock-Based Compensation Expense

Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings is as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Total stock-based compensation expense	$14	$13

Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) under its stockholder-approved stock plans. Generally, all outstanding RSUs will fully settle in stock. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three to four years. The Stock Plan allows alternate vesting schedules for death, disability, and retirement. The weighted-average grant date fair value of RSUs granted in 2024 was $154.72.
The following table summarizes the Company’s RSU activity:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2023	1,225,668	$79.72
Granted	206,804	154.72
Vested	(298,112)	77.74
Forfeited	(9,790)	91.48
Balance at March 31, 2024	1,124,570	$93.78
As of March 31, 2024, there was $62 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 2.29 years. The total grant date fair value of shares vested during the three months ended March 31, 2024 and 2023 was $23 million and $22 million, respectively.
Performance Share Units

The Company has granted performance share units (“PSUs”) as a part of its long-term incentive plan. All outstanding PSUs will fully settle in stock. The amount of shares ultimately distributed from all PSUs is contingent on meeting internal company-based metrics or an external-based stock performance metric.

In the three months ended March 31, 2024, the Company granted both internal company-based and external-based metric PSUs.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.    STOCK COMPENSATION (continued)

Internal Company-based metrics

The internal Company-based metric PSUs are based on various Company metrics and typically vest after a three-year period. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on each award’s design and performance versus the company-based metrics.

The initial fair value for all internal company-based metric PSUs assumes that the performance goals will be achieved and is based on the grant date stock price. This assumption is monitored quarterly and if it becomes probable that such goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. The expected term represents the period from the grant date to the end of the three-year performance period. Pro-rata vesting may be utilized in the case of death, disability or retirement and awards, if earned, will be paid at the end of the three-year period.

The following table provides a summary of the grant date fair values of the internal Company-based metric PSUs:

	Three Months Ended March 31,
	2024	2023
Grant date fair value of units granted	$147.18	$92.97

External-based metrics

The external-based metric PSUs vest after a three-year period. Outstanding grants issued in or after 2018 until 2022 were based on the Company’s total stockholder return relative to the performance of the Dow Jones U.S. Construction & Materials Index. Outstanding grants issued in or after 2023 are based on the Company’s total stockholder return relative to a peer group. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on the relative stockholder return performance. The fair value of external-based metric PSUs has been estimated at the grant date using a Monte Carlo simulation that uses various assumptions.

The following table provides a summary of the assumptions for PSUs granted in 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Expected volatility	33.88%	44.66%
Risk free interest rate	3.94%	3.75%
Expected term (in years)	2.91	2.91
Grant date fair value of units granted	$195.95	$119.33
The risk-free interest rate was based on zero-coupon United States Treasury STRIPS at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of March 31, 2024, there was $27 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.09 years.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.    STOCK COMPENSATION (continued)

The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	268,677	$100.57
Granted	95,997	161.12
Vested	—	—
Forfeited	(9,882)	100.62
Balance at March 31, 2024	354,792	$116.95

Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (“ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company’s stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan, which increased the number of shares available for issuance under the plan by 4.2 million shares. As of March 31, 2024, 3.2 million shares remain available for purchase.
Included in total stock-based compensation expense is $2 million of expense related to the Company’s ESPP recognized during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company recognized expense of $2 million related to the Company’s ESPP. As of March 31, 2024, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net earnings attributable to Owens Corning	$299	$383
Weighted-average number of shares outstanding used for basic earnings per share	87.3	91.3
Non-vested restricted stock units and performance share units	0.6	0.6
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	87.9	91.9
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$3.42	$4.19
Diluted	$3.40	$4.17
For the three months ended March 31, 2024 and March 31, 2023, there were no non-vested RSUs or PSUs that had an anti-dilutive effect on earnings per share.
On December 1, 2022, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 0.9 million shares of its common stock for $130 million, inclusive of applicable taxes, during the three months ended March 31, 2024, under the Repurchase Authorization. As of March 31, 2024, 8.1 million shares remain available for repurchase under the Repurchase Authorization.
The Company repurchased 1.5 million shares of its common stock for $136 million, inclusive of applicable taxes, during the three months ended March 31, 2023.

15.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Income tax expense	$88	$130
Effective tax rate	23%	25%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2024 is primarily due to U.S. state and local income tax expense, partially offset by discrete tax benefits related to valuation allowance and stock-based compensation.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended March 31,

	2024	2023
Currency Translation Adjustment
Beginning balance	$(318)	$(380)
Net investment hedge amounts classified into AOCI, net of tax	—	—
(Loss) gain on foreign currency translation	(41)	31
Other comprehensive (loss) income, net of tax	(41)	31
Ending balance	$(359)	$(349)
Pension and Other Postretirement Adjustment
Beginning balance	$(196)	$(301)
Amounts reclassified from AOCI to net earnings, net of tax (a)	1	—
Amounts classified into AOCI, net of tax	(1)	(1)
Other comprehensive loss, net of tax	—	(1)
Ending balance	$(196)	$(302)
Hedging Adjustment
Beginning balance	$11	$—
Amounts reclassified from AOCI to net earnings, net of tax (b)	7	14
Amounts classified into AOCI, net of tax	(2)	(15)
Other comprehensive income (loss), net of tax	5	(1)
Ending balance	$16	$(1)
Total AOCI ending balance	$(539)	$(652)

(a)These AOCI components are included in the computation of total Pension and Other postretirement expense and are recorded in Non-operating expense. See Note 11 for additional information.
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
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $299 million in the first quarter of 2024, compared to $383 million in the same period of 2023. The Company generated $438 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the first quarter of 2024, compared to $361 million in the same period of 2023. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. First quarter of 2024 earnings before interest and taxes (“EBIT”) performance compared to the same period of 2023 increased $77 million and $5 million in our Roofing and Insulation segments, respectively, and decreased $3 million in our Composites segment. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $2 million.

Cash and cash equivalents were $1,254 million as of March 31, 2024, compared to $757 million as of March 31, 2023. In the three months ended March 31, 2024, the Company’s operating activities provided $24 million of cash, compared to using $164 million of cash in the same period in 2023.

On March 1, 2024, the Company entered into a term loan agreement in an aggregate principal amount of $3.0 billion, which matures 364 days after the facility is initially funded (the “364-Day Credit Facility”).

On February 9, 2024, the Company announced the decision to review strategic alternatives for its global glass reinforcements (“GR”) business, consistent with our strategy to focus on building and construction materials. The GR business, which operates within our Composites segment, supplies a wide variety of glass fiber products for applications in wind energy, infrastructure, industrial, transportation, and consumer markets. The GR business generates annual revenues of approximately $1.3 billion. While a range of options are under consideration, including a potential sale, spin-off or other strategic option, there can be no assurance that the strategic review will result in any transaction or other outcome. During the first three months of 2024, the Company incurred $2 million of costs related to this review.

On February 8, 2024, the Company entered into a definitive agreement to purchase all of the outstanding shares of Masonite International Corporation (“Masonite”). The purchase price for the acquisition of Masonite is approximately $3.9 billion, inclusive of acquired debt, which we expect to fund with cash on hand and new committed financing. Masonite is a leading global designer, manufacturer, marketer and distributor of interior and exterior doors and door systems for the new construction and repair, renovation and remodeling sectors of the residential and non-residential building construction markets. The transaction was unanimously approved by the board of directors of both companies and is expected to close mid-2024, subject to regulatory and other customary closing conditions, including the approval of Masonite shareholders.

During the second quarter of 2023, the Company’s subsidiary, Paroc Group OY (“Paroc”), which the Company acquired in 2018, notified the appropriate European maritime regulatory authorities that specific products in its marine insulation product line may not meet certain fire safety requirements in accordance with their certifications. Paroc voluntarily withdrew these specific products from the market, issued recalls, and suspended distribution and sales of these products (the “Recalled Products”). Paroc continues to cooperate with the applicable regulatory and government authorities and work with its customers and end-users to assist with remediation for the recall. During the first quarter of 2024, the Company discovered potential nonconformances relating to two other marine insulation product lines. In April 2024, Paroc suspended sales of these marine insulation products as a precautionary measure while it reviews the potential nonconformances, but has not issued recalls. The

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Company has included an estimated liability for expected future costs related to the Recalled Products on its Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

As part of its review of the Paroc insulation product portfolio, the Company discovered potential nonconformances relating to certain ventilation duct insulation products. In January 2024, Paroc suspended sales of the affected insulation products as a precautionary measure while it reviews the potential nonconformances, but has not issued recalls. We expect to incur costs associated with the resolution of this matter. The amount or range of any potential loss cannot be reasonably estimated at this time. The Company is continuing its review.

On December 1, 2022, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to an aggregate of 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 0.9 million shares of its common stock for $130 million, inclusive of applicable taxes, in the first quarter of 2024 under the Repurchase Authorization. As of March 31, 2024, 8.1 million shares remained available for repurchase under the Repurchase Authorization.

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended March 31,
	2024	2023
Net sales	$2,300	$2,331
Gross margin	$680	$589
% of net sales	30%	25%
Marketing and administrative expenses	$212	$204
Gain on sale of site	$—	(189)
Other expense, net	$34	$12
Earnings before interest and taxes	$403	$534
Interest expense, net	$17	$22
Income tax expense	$88	$130
Net earnings attributable to Owens Corning	$299	$383

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

In the first quarter of 2024, net sales decreased $31 million compared to the same period in 2023. The decrease in net sales was primarily driven by lower sales volumes in both the Insulation and Composites segments partially offset by favorable mix and higher selling prices in both Roofing and Insulation.

GROSS MARGIN

In the first quarter of 2024, gross margin increased $91 million compared to the same period in 2023. The increase was primarily driven by favorable delivery and lower input costs, as well as lower manufacturing costs and higher selling prices.

MARKETING AND ADMINISTRATIVE EXPENSES
In the first quarter of 2024, marketing and administrative expenses increased $8 million compared to the same period in 2023. The increase was primarily driven by ongoing inflationary pressures throughout the organization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GAIN ON SALE OF SITE

In the first quarter of 2023, the Company finalized the sale of the Company’s Insulation site in Santa Clara, California resulting in the recognition of a pre-tax gain of $189 million.

OTHER EXPENSE, NET

In the first quarter of 2024, other expenses increased $22 million compared to the same period in 2023. The increase was driven primarily by transaction costs related to the announced acquisition of Masonite.
INTEREST EXPENSE, NET
In the first quarter of 2024, interest expense, net, decreased $5 million compared to the same period in 2023, driven by higher interest income.
INCOME TAX EXPENSE

Income tax expense for the three months ended March 31, 2024 was $88 million. For the first quarter of 2024, the Company’s effective tax rate was 23%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2024 is primarily due to U.S. state and local income tax expense, partially offset by discrete tax benefits related to valuation allowance and stock-based compensation.

The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is not reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions.
Income tax expense for the three months ended March 31, 2023 was $130 million. For the first quarter of 2023, the Company's effective tax rate was 25%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2023 is primarily due to U.S. state and local income tax expense, foreign rate differential and other discrete adjustments.

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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended March 31,
	Location	2024	2023
Restructuring costs	Cost of sales	$(7)	$(8)
Severance	Other expense, net	(7)	(9)
Other exit costs	Other expense, net	—	(1)
Gain on sale of Santa Clara, California site	Gain on sale of site	—	189
Acquisition-related costs	Other expense, net	(18)	—
Total restructuring, acquisition and divestiture-related (costs) gains		$(32)	$171

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended March 31,
	2024	2023
Restructuring costs	$(14)	$(18)
Gain on sale of Santa Clara, California site	—	189
Gains on sale of certain precious metals	—	2
Strategic review-related charges	(2)	—
Paroc marine recall	(1)	—
Acquisition-related costs	(18)	—
Total adjusting items	$(35)	$173

The reconciliation from Net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended March 31,
	2024	2023
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$299	$383
Net loss attributable to non-redeemable and redeemable noncontrolling interests	(1)	(1)
NET EARNINGS	298	382
Income tax expense	88	130
EARNINGS BEFORE TAXES	386	512
Interest expense, net	17	22
EARNINGS BEFORE INTEREST AND TAXES	403	534
Less: Adjusting items from above	(35)	173
ADJUSTED EBIT	$438	$361

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing

The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Roofing segment (in millions):

	Three Months Ended March 31,
	2024	2023
Net sales	$957	$895
% change from prior year	7%	7%
EBIT	$286	$209
EBIT as a % of net sales	30%	23%
Depreciation and amortization expense	$15	$16
EBITDA	$301	$225
EBITDA as a % of net sales	31%	25%

NET SALES

In our Roofing segment, net sales in the first quarter of 2024 increased $62 million compared to the same period in 2023 due to higher selling prices of $32 million and favorable product mix. Sales volumes remained relatively flat.

EBIT

In our Roofing segment, EBIT in the first quarter of 2024 increased $77 million compared to the same period in 2023 due to higher selling prices of $32 million, lower manufacturing costs of $21 million and favorable product mix. Favorable delivery of $6 million and higher sales volumes more than offset input cost inflation.

OUTLOOK

In our Roofing segment, the Company expects a stable North American new residential construction market. Other uncertainties that may impact Roofing demand include demand from storms and other weather-related events, demand from repair and remodeling activity, competitive pricing pressure and the cost and availability of raw materials, particularly asphalt. The Company will continue to focus on managing costs, capital expenditures and working capital.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulation

The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Insulation segment (in millions):

	Three Months Ended March 31,
	2024	2023
Net sales	$904	$919
% change from prior year	-2%	7%
EBIT	$161	$156
EBIT as a % of net sales	18%	17%
Depreciation and amortization expense	$51	$51
EBITDA	$212	$207
EBITDA as a % of net sales	23%	23%
NET SALES

In our Insulation segment, net sales in the first quarter of 2024 decreased $15 million compared to the same period in 2023. The decrease was driven primarily by lower sales volumes of approximately 4% partially offset by higher selling prices of $12 million and favorable product and customer mix.

EBIT

In our Insulation segment, EBIT in the first quarter of 2024 increased $5 million compared to the same period in 2023. The increase was driven by $14 million of favorable delivery and input costs, higher selling prices of $12 million, and lower start-up costs which more than offset lower sales volumes, higher manufacturing costs of $7 million, and higher production downtime.

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

During the first quarter of 2024, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was approximately 1.415 million, up from an annual average of approximately 1.395 million starts in the first quarter of 2023.

The company expects the new residential construction market in North America, as well as the commercial and industrial construction markets, to remain stable. However, due to a weaker macro-economic outlook, higher interest rates, and ongoing input cost inflation, the global commercial and industrial construction markets are expected to remain soft temporarily. The company continues to concentrate on managing costs, capital expenditures and working capital.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composites
The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Composites segment (in millions):

	Three Months Ended March 31,
	2024	2023
Net sales	$523	$585
% change from prior year	-11%	-18%
EBIT	$46	$49
EBIT as a % of net sales	9%	8%
Depreciation and amortization expense	$44	$44
EBITDA	$90	$93
EBITDA as a % of net sales	17%	16%

NET SALES

In our Composites segment, net sales in the first quarter of 2024 decreased $62 million compared to the same period in 2023. The decrease was driven primarily by lower sales volumes of approximately 5% and lower selling prices of $21 million. The remaining variance was driven by unfavorable customer mix which more than offset favorable product mix.

EBIT

In our Composites segment, EBIT in the first quarter of 2024 decreased $3 million compared to the same period in 2023. Lower manufacturing costs of $30 million and $16 million of favorable delivery and input costs more than offset lower selling prices of $21 million and higher production downtime of $11 million. The remaining variance was driven about equally by higher start-up costs, unfavorable customer mix and lower sales volumes.

OUTLOOK

Global glass reinforcements market demand has several economic indicators including residential, non-residential construction and manufacturing production indices, as well as global wind installations. The Company anticipates continued impacts of economic uncertainty in a dynamic global environment, as well as competitive pricing pressure. The Company remains focused on managing costs, capital expenditures and working capital.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended March 31,
	2024	2023
Restructuring costs	$(14)	$(18)
Gain on sale of Santa Clara, California site	—	189
Gains on sale of certain precious metals	—	2
Strategic review-related charges	(2)	—
Acquisition-related costs	(18)	—
Paroc marine recall	(1)	—
General corporate expense and other	(55)	(53)
EBIT	$(90)	$120
Depreciation and amortization	$21	$16

EBIT
In Corporate, Other and Eliminations, EBIT expenses for the first quarter of 2024 were higher by $210 million compared to the same period in 2023. EBIT expenses were higher primarily driven by the prior-year pre-tax gain on the Santa Clara, California site, as well as the increase of acquisition-related costs.
General corporate expense and other for the first quarter of 2024 were higher by $2 million compared to the same period in 2023.

OUTLOOK

In 2024, we estimate general corporate expenses to be in the range of $240 million and $250 million, without considering the effect of the planned acquisition of Masonite.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company’s primary sources of liquidity are its balance of Cash and cash equivalents of $1.3 billion as of March 31, 2024, its Senior Revolving Credit Facility, its Receivables Securitization Facility, and its 364-Day Credit Facility (each as defined below).

The Company has a $1.0 billion senior revolving credit facility (the “Senior Revolving Credit Facility”) that has been amended from time to time. The Senior Revolving Credit Facility was most recently amended in March 2024 to increase the borrowing limit from $800 million to $1.0 billion and extend the maturity date to March 2029. No other significant terms impacting liquidity were amended.
The Company has a $300 million receivables securitization facility (the “Receivables Securitization Facility”) that has been amended from time to time. The Receivables Securitization Facility was most recently amended in March 2024 to increase the borrowing limit from $280 million to $300 million and extend the maturity date to February 2025. No other significant terms impacting liquidity were amended.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In connection with the planned acquisition of Masonite, the Company entered into a $3.0 billion term loan facility on March 1, 2024, which matures 364 days after the facility is initially funded (the “364-Day Credit Facility”). Borrowings under the 364-Day Credit Facility will be used to finance a portion of the payments to be made in connection with the Masonite acquisition, the refinancing of certain outstanding indebtedness of Masonite, and the fees and expenses in connection with the foregoing. The Company has the discretion to borrow under multiple options, including the United States prime rate, federal funds rate plus a spread and Term SOFR plus a spread. The agreement governing our 364-Day Credit Facility contains various covenants that we believe are usual and customary. We were in compliance with these covenants as of March 31, 2024.
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at March 31, 2024
	Senior Revolving Credit Facility	Receivables Securitization Facility	364-Day Credit Facility
Facility size or borrowing limit	$1,000	$300	$3,000
Collateral capacity limitation on availability	N/A	—	N/A
Outstanding borrowings	—	—	—
Outstanding letters of credit	4	1	—
Availability on facility	$996	$299	$3,000

The Receivables Securitization Facility and Senior Revolving Credit Facility mature in February 2025 and March 2029, respectively. The Company's current portion of long-term debt includes $399 million of 4.2% of senior notes due in the fourth quarter of 2024. As of March 31, 2024, the Company had $3.1 billion of total debt and cash and cash equivalents of $1.3 billion. The agreements governing our Senior Revolving Credit Facility and Receivables Securitization Facility contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. We were in compliance with these covenants as of March 31, 2024.
Borrowings under the 364-Day Credit Facility will be used to finance a portion of the payments to be made in connection with the Masonite acquisition, the refinancing of certain outstanding indebtedness of Masonite, and the fees and expenses in connection with the foregoing. The Company has the discretion to borrow under multiple options, including the United States prime rate, federal funds rate plus a spread and Term SOFR plus a spread. The agreement governing our 364-Day Credit Facility contains various covenants that we believe are usual and customary. We were in compliance with these covenants as of March 31, 2024.

On April 15, 2024, Owens Corning commenced a tender offer (the “Tender Offer”) to purchase any and all of Masonite's outstanding 5.375% Senior Notes due 2028 (the “2028 Masonite Notes”). In conjunction with the Tender Offer, Masonite commenced a consent solicitation to amend the indenture governing the 2028 Masonite Notes to, among other things, eliminate certain of the covenants, restrictive provisions and events of default applicable to the 2028 Masonite Notes. Owens Corning intends to fund the purchase of all of the outstanding 2028 Masonite Notes pursuant to the Tender Offer from a combination of cash on hand and new committed financing.

Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of March 31, 2024, and December 31, 2023, the Company had $108 million and $114 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with Accounting Standards Codification (“ASC”) 740 based on the laws as of enactment of the tax legislation.

As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to the Risk Factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) for details on the factors that could inhibit our subsidiaries’ ability to pay dividends or make other distributions to the parent company.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Material Cash Requirements
Our anticipated uses of cash include capital expenditures, working capital needs, share repurchases, meeting financial obligations, payments of any dividends authorized by our Board of Directors, acquisitions, restructuring actions and pension contributions. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our Senior Revolving Credit Facility, our Receivables Securitization Facility and our 364-Day Credit Facility, will provide ample liquidity to enable us to meet our cash requirements.
Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2023 Form 10-K for more details on these material cash requirements. Outside of the planned acquisition of Masonite, there have been no material changes to our expected uses of cash and contractual obligations. We expect to use cash on hand and new committed financing to fund the purchase price of the Masonite acquisition and for the repayment of Masonite's outstanding debt, including any required repurchases of Masonite's outstanding senior unsecured notes.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flows

The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$1,254	$757
Net cash flow provided by (used for) operating activities	24	(164)
Net cash flow (used for) provided by investing activities	(146)	24
Net cash flow used for financing activities	(234)	(216)
Availability on the Senior Revolving Credit Facility	996	796
Availability on the Receivables Securitization Facility	299	279
Availability on the 364-Day Credit Facility	3,000	—

Operating activities: For the three months ended March 31, 2024, the Company’s operating activities provided $24 million of cash compared to $164 million used in the same period of 2023. The increase in cash provided by operating activities was primarily due to lower reductions in accounts payable and accrued liabilities when compared to the same period in 2023.

Investing activities: Net cash flow (used for) provided by investing activities decreased by $170 million for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was driven by lower proceeds from the sale of assets during the quarter, due to the sale of the Santa Clara site in the first quarter of 2023. This was partially offset by lower capital spending in the first quarter of 2024.

Financing activities: Net cash flow used for financing activities increased by $18 million for the three months ended March 31, 2024 compared to the same period of 2023. The increase was primarily the result of additional financing outflows related to establishing the 364-Day Credit Facility, as well as higher share repurchases during 2024.

Derivatives

Please refer to Note 4 of the Consolidated Financial Statements.

Fair Value Measurement

Please refer to Notes 4, 10, and 11 of the Consolidated Financial Statements.

SAFETY

One of our primary objectives is the safety and well-being of our employees. Working safely is an unconditional, organization-wide expectation at Owens Corning, which we believe directly benefits employees’ lives, improves our manufacturing processes and reduces our costs. The Company maintains comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to severe injuries. One of our primary safety measures is the Recordable Incident Rate (“RIR”) as defined by the United States Bureau of Labor Statistics. For the three months ended March 31, 2024, our RIR was 0.31, compared to 0.64 as reported in the same period a year ago.
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
•our level of indebtedness, including the planned acquisition of Masonite;
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
•any material adverse changes in the business of Masonite;
•the ability to obtain required regulatory, shareholder or other third-party approvals and consents and otherwise complete the Masonite acquisition;
•our ability to achieve the strategic and other objectives relating to the Masonite acquisition, including any expected synergies, and the strategic review of our glass reinforcements business; and
•defined benefit plan funding obligations.

All forward-looking statements in this report should be considered in the context of the risks and other factors described herein, and in Item 1A - Risk Factors in Part I of our 2023 Form 10-K. Users of this report should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the three months ended March 31, 2024. Please refer to “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II, Item 7A of our 2023 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
Information required by this item is incorporated by reference to Note 12 of the Consolidated Financial Statements, Contingent Liabilities and Other Matters.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s 2023 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2024	374,852		$149.04	374,852	8,570,350
February 1-29, 2024	415,805		148.50	219,739	8,350,611
March 1-31, 2024	288,467		154.29	273,666	8,076,945
Total	1,079,124	*	$150.24	868,257	8,076,945

*    The Company retained an aggregate of 210,867 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted share units granted to our employees.
**    On December 1, 2022 the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to an aggregate of 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 0.9 million shares of its common stock for $130 million, inclusive of applicable taxes, during the three months ended March 31, 2024, under the Repurchase Authorization. As of March 31, 2024, 8.1 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

10b5-1 Plans

On February 20, 2024, Nico Del Monaco, the Company's President, Insulation, entered into a written plan for the sale of up to 3,423 shares of Company common stock, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act of 1934 (the “Exchange Act”). This plan is scheduled to terminate no later than August 30, 2024.

On February 23, 2024, Marcio Sandri, the Company's President, Composites, entered into a written plan for the sale of up to 9,697 shares of Company common stock, intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange Act. This plan is scheduled to terminate no later than February 21, 2025.

On March 14, 2024, Todd Fister, the Company's Executive Vice President and Chief Financial Officer, entered into a written plan for the sale of up to 6,000 shares of Company common stock, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. This plan is scheduled to terminate no later than March 14, 2025.

Submission of Matters to a Vote of Security Holders

At the 2024 Annual Meeting of Stockholders (the “Annual Meeting”) of the Company held on April 18, 2024, the Company's stockholders cast their votes as described below on three proposals described in the Company's definitive proxy statement filed with the U.S. Securities and Exchange Commission on March 7, 2024.

Proposal 1

The Company's stockholders elected the following directors to serve until the 2025 Annual Meeting of Stockholders and until their successors are elected and qualified pursuant to the following vote:

Name	Votes For	Votes Against	Abstentions	Broker Non-Votes
Brian D. Chambers	65,830,117	6,694,458	327,096	4,036,729
Eduardo E. Cordeiro	72,204,050	579,021	68,600	4,036,729
Adrienne D. Elsner	72,638,906	144,790	67,975	4,036,729
Alfred E. Festa	72,214,770	568,031	68,870	4,036,729
Edward F. Lonergan	68,563,944	4,218,345	69,382	4,036,729
Maryann T. Mannen	68,712,715	4,071,263	67,693	4,036,729
Paul E. Martin	72,363,917	417,804	69,950	4,036,729
W. Howard Morris	69,638,965	2,378,059	834,647	4,036,729
Suzanne P. Nimocks	64,966,767	7,607,962	276,942	4,036,729
John D. Williams	68,104,884	4,676,557	70,230	4,036,729

Proposal 2

The Company's stockholders ratified the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for 2024 pursuant to the following vote:

Votes For	Votes Against	Abstentions
69,212,355	7,613,124	62,921

Proposal 3-

The Company's stockholders approved, on an advisory basis, the 2023 compensation paid to the Company's named executive officers pursuant to the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
63,554,728	9,201,035	95,908	4,036,729

ITEM 6.    EXHIBITS

Exhibit Number	Description

2.1
Arrangement Agreement, dated as of February 8, 2024, among Owens Corning, Masonite International Corporation and MT Acquisition Co ULC (incorporated by reference to Exhibit 2.1 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed February 9, 2024).

10.1
Second Amended and Restated Credit Agreement, dated as of March 1, 2024, by and among Owens Corning, as borrower, the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent (filed herewith).

10.2
Third Amended and Restated Receivables Purchase Agreement, dated as of March 1, 2024, by and among Owens Corning Sales, LLC, Owens Corning Receivables LLC, PNC Bank, National Association and other parties thereto (filed herewith).

10.3	Amended and Restated Purchase and Sale Agreement, dated as of March 1, 2024, by and between Owens Corning Sales, LLC, Owens Corning Receivables LLC and other parties thereto (filed herewith).

10.4	Second Amended and Restated Performance Guaranty, dated as of March 1, 2024, between Owens Corning, as performance guarantor and PNC Bank, National Association, as administrator (filed herewith).

10.5	Term Loan Agreement, dated as of March 1, 2024, by and among Owens Corning, the lenders referred to therein and Morgan Stanley Senior Funding, Inc., as administrative agent (filed herewith).

10.6	Retention and Transaction Bonus Opportunity Agreement, dated as of March 1, 2024, by and between Owens Corning and Marcio Sandri (filed herewith).

10.7	Form of Owens Corning Long-Term Incentive Program Award Agreement pursuant to the Owens Corning 2023 Stock Plan for Performance Share Unit Awards for grants beginning in 2024 (filed herewith).

10.8	Form of Owens Corning Long-Term Incentive Program Award Agreement pursuant to the Owens Corning 2023 Stock Plan for Restricted Stock Unit Awards for grants beginning in 2024 (filed herewith).

10.9	Form of Owens Corning Restricted Stock Unit Award Agreement for grants beginning in 2024 (filed herewith).

10.10	Restricted Stock Unit Award Agreement, by and between Owens Corning and Marcio Sandri, dated as of February 1, 2024 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).

101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	April 24, 2024	By:	/s/ Todd W. Fister
Todd W. Fister
Chief Financial Officer

Date:	April 24, 2024	By:	/s/ Mari K. Doerfler
Mari K. Doerfler
Vice President and
Controller