Form 10-Q
period 2024-06-30
Owens Corning
filed 2024-08-06
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Yes ☐     No ☑

As of August 1, 2024, 86,948,360 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
NET SALES	$2,789	$2,563	$5,089	$4,894
COST OF SALES	1,922	1,811	3,542	3,553
Gross margin	867	752	1,547	1,341
OPERATING EXPENSES
Marketing and administrative expenses	249	207	461	411
Science and technology expenses	34	28	65	56
Gain on sale of site	—	—	—	(189)
Other expense, net	127	30	161	42
Total operating expenses	410	265	687	320
OPERATING INCOME	457	487	860	1,021
Non-operating income	(1)	—	(1)	—
EARNINGS BEFORE INTEREST AND TAXES	458	487	861	1,021
Interest expense, net	64	23	81	45
EARNINGS BEFORE TAXES	394	464	780	976
Income tax expense	110	121	198	251
Equity in net earnings of affiliates	2	1	2	1
NET EARNINGS	286	344	584	726
Net earnings (loss) attributable to non-redeemable and redeemable noncontrolling interests	1	(1)	—	(2)
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$285	$345	$584	$728
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$3.27	$3.81	$6.69	$8.01
Diluted	$3.24	$3.78	$6.63	$7.94
WEIGHTED AVERAGE COMMON SHARES
Basic	87.2	90.5	87.3	90.9
Diluted	88.0	91.3	88.1	91.7
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET EARNINGS	$286	$344	$584	$726
Other comprehensive (loss) income, net of tax:
Currency translation adjustment (net of tax of $0 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $0 and $0 for the six months ended June 30, 2024 and 2023, respectively)	(63)	9	(105)	40
Pension and other postretirement adjustment (net of tax of $0 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $0 and $0 for the six months ended June 30, 2024 and 2023, respectively)	(1)	(2)	(1)	(3)
Hedging adjustment (net of tax of $(1) and $(2) for the three months ended June 30, 2024 and 2023, respectively, and $(3) and $(2) for the six months ended June 30, 2024 and 2023, respectively)	5	7	10	6
Total other comprehensive (loss) income, net of tax	(59)	14	(96)	43
COMPREHENSIVE EARNINGS	227	358	488	769
Comprehensive loss attributable to non-redeemable and redeemable noncontrolling interests	—	(2)	(2)	(3)
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$227	$360	$490	$772

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	June 30, 2024	December 31, 2023
CURRENT ASSETS
Cash and cash equivalents	$254	$1,615
Receivables, less allowance of $4 at June 30, 2024 and $11 at December 31, 2023	1,680	987
Inventories	1,576	1,198
Other current assets	209	117
Total current assets	3,719	3,917
Property, plant and equipment, net	4,640	3,841
Operating lease right-of-use assets	456	222
Goodwill	2,683	1,392
Intangible assets, net	3,006	1,528
Deferred income taxes	39	24
Other non-current assets	448	313
TOTAL ASSETS	$14,991	$11,237
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,403	$1,216
Current operating lease liabilities	87	62
Short-term debt	155	1
Long-term debt - current portion	435	431
Other current liabilities	642	614
Total current liabilities	2,722	2,324
Long-term debt, net of current portion	5,020	2,615
Pension plan liability	66	69
Other employee benefits liability	110	112
Non-current operating lease liabilities	386	165
Deferred income taxes	811	427
Other liabilities	351	315
Total liabilities	9,466	6,027
Redeemable noncontrolling interest	—	25
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,186	4,166
Accumulated earnings	5,273	4,794
Accumulated other comprehensive deficit	(597)	(503)
Cost of common stock in treasury (c)	(3,391)	(3,292)
Total Owens Corning stockholders’ equity	5,472	5,166
Noncontrolling interests	53	19
Total equity	5,525	5,185
TOTAL LIABILITIES AND EQUITY	$14,991	$11,237
(a)10 shares authorized; none issued or outstanding at June 30, 2024 and December 31, 2023
(b)400 shares authorized; 135.5 issued and 86.9 outstanding at June 30, 2024; 135.5 issued and 87.2 outstanding at December 31, 2023
(c)48.6 shares at June 30, 2024 and 48.3 shares at December 31, 2023

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2023	87.2	$1	48.3	$(3,292)	$4,166	$4,794	$(503)	$19	$5,185
Net earnings attributable to Owens Corning	—	—	—	—	—	299	—	—	299
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	—	(1)	—	—	—	(1)
Currency translation adjustment	—	—	—	—	—	—	(41)	(1)	(42)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	5	—	5
Issuance of common stock under share-based payment plans	0.6	—	(0.6)	21	(20)	—	—	—	1
Purchases of treasury stock	(1.1)	—	1.1	(162)	—	—	—	—	(162)
Stock-based compensation expense	—	—	—	—	14	—	—	—	14
Dividends declared (d)	—	—	—	—	—	(52)	—	—	(52)
Balance at March 31, 2024	86.7	$1	48.8	$(3,433)	$4,159	$5,041	$(539)	$18	$5,247
Net earnings attributable to Owens Corning	—	—	—	—	—	285	—	—	285
Net earnings attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	—	—	(62)	(1)	(63)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	5	—	5
Purchases of non-controlling interest	—	—	—	—	—	—	—	35	35
Issuance of common stock under share-based payment plans	0.3	—	(0.3)	60	(47)	—	—	—	13
Purchases of treasury stock	(0.1)	—	0.1	(18)	—	—	—	—	(18)
Stock-based compensation expense	—	—	—	—	39	—	—	—	39
Fair value of awards included in transaction consideration	—	—	—	—	35	—	—	—	35
Dividends declared (d)	—	—	—	—	—	(53)	—	—	(53)
Balance at June 30, 2024	86.9	$1	48.6	$(3,391)	$4,186	$5,273	$(597)	$53	$5,525

(a)Additional Paid in Capital (“APIC”)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interests (“NCI”)
(d)Quarterly dividend declaration of $0.60 per share as of June 30, 2024 and March 31, 2024

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

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2024	2023
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$584	$726
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	298	286
Deferred income taxes	(26)	43
Stock-based compensation expense	53	27
Gain on sale of site	—	(189)
Other adjustments to reconcile net earnings to cash from operating activities	(8)	2
Changes in operating assets and liabilities	(376)	(559)
Pension fund contribution	(3)	(3)
Payments for other employee benefits liabilities	(6)	(6)
Other	1	3
Net cash flow provided by operating activities	517	330
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(309)	(280)
Proceeds from the sale of assets or affiliates	12	189
Investment in subsidiaries and affiliates, net of cash acquired	(2,857)	—
Other	—	(11)
Net cash flow used for investing activities	(3,154)	(102)
NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from long-term debt	1,968	—
Payments on long-term debt	(473)	—
Proceeds from senior revolving credit and receivables securitization facilities	470	—
Payments on senior revolving credit and receivables securitization facilities	(315)	—
Proceeds from term loan borrowing	2,784	—
Payments on term loan borrowing	(2,800)	—
Dividends paid	(104)	(95)
Purchases of treasury stock	(185)	(275)
Finance lease payments	(19)	(16)
Other	(5)	1
Net cash flow provided by (used for) financing activities	1,321	(385)
Effect of exchange rate changes on cash	(33)	27
Net decrease in cash, cash equivalents and restricted cash	(1,349)	(130)
Cash, cash equivalents and restricted cash at beginning of period	1,623	1,107
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$274	$977

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

Acquisition of Masonite International Corporation

On May 15, 2024, the Company acquired all of the outstanding shares of Masonite International Corporation (“Masonite”) at a purchase price of $133.00 per share (the "Arrangement"). Masonite is a leading global designer, manufacturer, marketer and distributor of interior and exterior doors and door systems for residential new construction and residential repair and remodeling. The addition of Masonite's market-leading doors business creates a new growth platform for the Company, strengthening the Company's position in building and construction and expanding its offering of branded residential building products.

Masonite's operating results and preliminary purchase price allocation have been included in the Company's newly established Doors reportable segment from May 15, 2024, the effective date of the Arrangement, within the Consolidated Financial Statements. Please refer to Note 7 of the Consolidated Financial Statements for further information.

Revenue Recognition

As of December 31, 2023, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $101 million, of which $17 million was recognized as revenue in the first six months of 2024. As of June 30, 2024, our contract liability balances totaled $112 million.

As of December 31, 2022, our contract liability balances totaled $89 million, of which $15 million was recognized as revenue in the first six months of 2023. As of June 30, 2023, our contract liability balances totaled $92 million.

Cash, Cash Equivalents and Restricted Cash

On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $20 million as of June 30, 2024, $9 million as of June 30, 2023 and $8 million as of December 31, 2023 and December 31, 2022. Restricted cash primarily represents cash we have placed as collateral for standby letters of credit and amounts received from a counterparty related to its performance assurance on an executory contract. The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The amounts received from a counterparty are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion. These amounts are included in Other current assets on the Consolidated Balance Sheets.

Accounts Receivable

Our customers consist mainly of distributors, home centers, contractors and retailers. Two of our largest customers accounted for 21% and 16%, respectively, of consolidated accounts receivable as of June 30, 2024 and 11% and 11%, respectively, of consolidated accounts receivable as of December 31, 2023.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.    GENERAL (continued)

Related Party Transactions

In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $33 million and $65 million for the three and six months ended June 30, 2024, respectively and $29 million and $50 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, amounts due to the related party supplier were $7 million and $5 million, respectively.

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

The Company’s confirmed outstanding obligations under the Programs totaled $188 million and $211 million as of June 30, 2024 and December 31, 2023, respectively. The amounts of invoices paid under the Programs totaled $257 million and $307 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

Strategic Actions

On February 9, 2024, the Company announced the decision to review strategic alternatives for its global glass reinforcements (“GR”) business, consistent with our strategy to focus on building and construction materials. The GR business, which operates within our Composites segment, supplies a wide variety of glass fiber products for applications in wind energy, infrastructure, industrial, transportation, and consumer markets. The GR business generates annual revenues of approximately $1.3 billion. While a range of options are under consideration, including a potential sale, spin-off or other strategic option, there can be no assurance that the strategic review will result in any transaction or other outcome. During the first six months of 2024, the Company incurred $17 million of costs related to this review.

Accounting Policies

There have been no changes in the significant accounting policies from those that were disclosed in the 2023 Form 10-K.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. Accounting estimates and assumptions discussed in this section are those considered to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. There have been no material changes to our critical accounting

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

1.    GENERAL (continued)

estimates previously disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as follows:

Fair values of assets acquired and liabilities assumed in acquisitions — Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. We apply significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involves the use of significant estimates and assumptions. Changes in these judgments or estimates can have a material impact on the valuation of the respective assets and liabilities acquired and our results of operations in periods after acquisition. The allocation of the purchase price is preliminary for up to one year after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. See Note 7 of the Consolidated Financial Statements for further information on the fair values of assets acquired and liabilities assumed in recent business combinations.

Accounting Pronouncements

The following table summarizes recent Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") that could have an impact on the Company's Consolidated Financial Statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently issued standards:
ASU 2024-01 "Compensation - Stock Compensation" (Topic 718): Scope Application of Profits Interest and Similar Awards	This amendment adds an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718.	Fiscal years beginning after December 15, 2024	We do not believe the adoption of this guidance will have a material effect on our Consolidated Financial Statements.
ASU 2024-02 "Codification Improvements - Amendments to Remove References to the Concepts Statements"	Amendments in this update remove references to various FASB Concepts Statements.	Fiscal years beginning after December 15, 2024	We do not believe the adoption of this guidance will have a material effect on our Consolidated Financial Statements.
ASU 2023-06 “Disclosure Improvements”	The amendments in this update modify the disclosure or presentation requirements of a variety of Topics	The effective date for each topic is contingent on future SEC rule setting.	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”	The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	Fiscal years beginning after December 15, 2023	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”	This standard modifies the rate reconciliation and income taxes paid disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as requiring income taxes paid to be disaggregated by jurisdiction.	Fiscal years beginning after December 15, 2024	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statements.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2.    SEGMENT INFORMATION

As a result of our acquisition of Masonite International Corporation, which was completed on May 15, 2024, the Company now has four reportable segments: Roofing, Insulation, Doors and Composites. Accounting policies for the segments are the same as those for the Company. The Company’s four reportable segments are defined as follows:

Roofing – Within our Roofing segment, the Company manufactures and sells residential roofing shingles, oxidized asphalt materials, and roofing components primarily used in residential and commercial construction.

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

Doors – Within our new Doors segment, the Company manufactures and sells interior and exterior doors and door systems.

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

	For the three months ended June 30, 2024
Reportable Segments	Roofing	Insulation	Doors	Composites	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$1,049	$382	$244	$121	$(87)	$1,709
U.S. commercial and industrial	37	209	—	187	(2)	431
Total United States	1,086	591	244	308	(89)	2,140
Europe	—	184	30	119	—	333
Asia-Pacific	—	37	1	87	—	125
Rest of world	19	104	36	32	—	191
NET SALES	$1,105	$916	$311	$546	$(89)	$2,789

	For the three months ended June 30, 2023
Reportable Segments	Roofing	Insulation	Doors	Composites	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$1,054	$324	$—	$87	$(83)	$1,382
U.S. commercial and industrial	40	223	—	237	(2)	498
Total United States	1,094	547	—	324	(85)	1,880
Europe	4	201	—	135	—	340
Asia-Pacific	1	41	—	116	—	158
Rest of world	24	116	—	45	—	185
NET SALES	$1,123	$905	$—	$620	$(85)	$2,563

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.    SEGMENT INFORMATION (continued)

	For the six months ended June 30, 2024
Reportable Segments	Roofing	Insulation	Doors	Composites	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$1,972	$761	$244	$238	$(167)	$3,048
U.S. commercial and industrial	57	411	—	355	(5)	818
Total United States	2,029	1,172	244	593	(172)	3,866
Europe	—	360	30	240	(1)	629
Asia-Pacific	—	64	1	171	—	236
Rest of world	33	224	36	65	—	358
NET SALES	$2,062	$1,820	$311	$1,069	$(173)	$5,089

	For the six months ended June 30, 2023
Reportable Segments	Roofing	Insulation	Doors	Composites	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$1,893	$694	$—	$172	$(148)	$2,611
U.S. commercial and industrial	64	429	—	455	(4)	944
Total United States	1,957	1,123	—	627	(152)	3,555
Europe	8	395	—	272	(1)	674
Asia-Pacific	1	72	—	223	—	296
Rest of world	52	234	—	83	—	369
NET SALES	$2,018	$1,824	$—	$1,205	$(153)	$4,894

Sales to major customers - The Company had two customers that exceeded 10% of consolidated net sales for the six months ended June 30, 2024. The first customer, which is a customer of both the Roofing and Insulation segments, accounted for approximately 12% of the Company's consolidated net sales for the six months ended June 30, 2024. The second customer, which is a customer of the Roofing, Insulation and Doors segments, accounted for approximately 11% of the Company's consolidated net sales for the six months ended June 30, 2024.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2.    SEGMENT INFORMATION (continued)

The following table summarizes EBIT by segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reportable Segments
Roofing	$373	$338	$659	$547
Insulation	183	163	344	319
Doors	34	—	34	—
Composites	61	87	107	136
Total reportable segments	651	588	1,144	1,002
Restructuring costs	(47)	(47)	(61)	(65)
Gain on sale of Santa Clara, California site	—	—	—	189
Gains on sale of certain precious metals	—	—	—	2
Paroc marine recall	(6)	—	(7)	—
Strategic review-related charges	(15)	—	(17)	—
Acquisition-related transaction costs	(29)	—	(47)	—
Acquisition-related integration costs	(21)	—	(21)	—
Recognition of acquisition inventory fair value step-up	(12)	—	(12)	—
General corporate expense and other	(63)	(54)	(118)	(107)
Total corporate, other and eliminations	(193)	(101)	(283)	19
EBIT	$458	$487	$861	$1,021

3.    INVENTORIES
Inventories consist of the following (in millions):

	June 30, 2024	December 31, 2023
Finished goods	$850	$742
Materials and supplies	726	456
Total inventories	$1,576	$1,198

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2024 and December 31, 2023, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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

The following table presents the fair value of derivatives and hedging instruments and their respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	June 30, 2024	December 31, 2023
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps	Other current assets	$1	$—
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps	Other current liabilities	$3	$15
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$1	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2024	2023	2024	2023
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of loss reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$4	$14	$13	$32
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of (gain) loss recognized in earnings (b)	Other expense, net	$(3)	$(2)	$(4)	$4
(a)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(b)(Gains)/losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expense, net. Please refer to the “Other Derivatives” section below for additional detail.

Consolidated Statements of Comprehensive Earnings Activity

The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (in millions):

		Amount of Gain Recognized in Comprehensive Earnings
		Three Months Ended June 30,		Six Months Ended June 30,
Hedging Type	Derivative Financial Instrument	2024	2023	2024	2023
Cash flow hedge	Natural gas forward swaps	$6	$9	$12	$8
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of June 30, 2024, the notional amounts of these natural gas forward swaps were 7 million MMBtu (or MMBtu equivalent) based on U.S. and European indices. The Company has designated these natural gas forward swaps as cash flow hedges, with the last hedge maturing no later than September 2025. A net unrecognized loss of $2 million related to these natural gas forward swaps was included in AOCI as of June 30, 2024, $2 million of which is expected to be reclassified into earnings within the next twelve months.

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
In May 2024, the Company issued new senior notes and began amortizing the $31 million over the life of the Company's 5.700% senior notes due 2034. The unrecognized gain of $31 million was included in AOCI as of June 30, 2024.

Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of June 30, 2024, the Company had notional amounts of $117 million for non-designated derivative financial instruments related to foreign currency exposures in United States Dollars primarily related to the Brazilian Real, Indian Rupee, Chinese Yuan, Korean Won, Hong Kong Dollar, and the Chilean Peso. In addition, the Company had notional amounts of $58 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Złoty, Danish Krone, Norwegian Krone and the British Pound Sterling.
5.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.

No testing was deemed necessary in the first six months of 2024. The changes in the net carrying value of goodwill by segment are as follows (in millions):

	Roofing	Insulation	Doors	Composites	Total
Gross carrying amount at December 31, 2023	$395	$1,520	$—	$425	$2,340
Acquisitions (see Note 7)	—	—	1,308	—	1,308
Foreign currency translation	(1)	(13)	(9)	(1)	(24)
Gross carrying amount at June 30, 2024	394	1,507	1,299	424	3,624

Accumulated impairment losses at December 31, 2023	—	(948)	—	—	(948)
Foreign currency translation	—	7	—	—	7
Accumulated impairment losses at June 30, 2024	—	(941)	—	—	(941)

Balance, net of impairment, at June 30, 2024	$394	$566	$1,299	$424	$2,683

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
Other intangible assets consist of the following (in millions):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trademarks and trade names	$1,228	$—	$1,228	$992	$—	$992
Amortizable intangible assets
Customer relationships	1,797	(314)	1,483	614	(283)	331
Technology	436	(221)	215	326	(203)	123
Trademarks and trade names	31	(2)	29	12	(2)	10
Other (a)	52	(1)	51	74	(2)	72
Total other intangible assets	$3,544	$(538)	$3,006	$2,018	$(490)	$1,528
(a) Other primarily includes emissions rights.
There are two indefinite-lived intangible assets that are at an increased risk of impairment, both of which are used by our Insulation segment and were partially impaired in the fourth quarter of 2022. A change in the estimated long-term revenue growth rate or discount rate for the segment could increase the likelihood of a future impairment.

The following table presents the carrying values of these assets as of June 30, 2024:

Trademarks and trade names	June 30, 2024
European building and technical insulation trade name	$87
Global cellular glass insulation trademark	$80
Amortization expense for intangible assets for the three and six months ended June 30, 2024 was $39 million and $55 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2023 was $24 million and $42 million, respectively. Amortization expense for intangible assets is estimated to be $85 million for the remainder of 2024.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The estimated amortization expense for intangible assets for the next five fiscal years ended December 31 is as follows (in millions):

Period	Amortization
2025	$163
2026	$149
2027	$140
2028	$139
2029	$123

6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	June 30, 2024	December 31, 2023
Land	$222	$168
Buildings and leasehold improvements	1,509	1,263
Machinery and equipment	6,183	5,402
Construction in progress	520	665
Property, plant and equipment, gross	8,434	7,498
Accumulated depreciation	(3,794)	(3,657)
Property, plant and equipment, net	$4,640	$3,841

Machinery and equipment include certain precious metals used in our production tooling, which comprise approximately 8% and 10% of total machinery and equipment as of June 30, 2024 and December 31, 2023, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of approximately 2% of the outstanding carrying value.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7.    ACQUISITIONS

On February 8, 2024, the Company entered into an Arrangement Agreement (the "Arrangement Agreement") with Masonite International Corporation, a British Columbia corporation ("Masonite"), pursuant to which the Company agreed to acquire all of the issued and outstanding common shares of Masonite at a purchase price of $133.00 per share (the "Arrangement"). On May 15, 2024, as determined by the Arrangement Agreement, the Company completed the acquisition of 100% of the issued and outstanding shares of Masonite for $133.00 per share in cash, without interest for a total purchase price of $3.2 billion. The acquisition was funded primarily with debt proceeds of $2.8 billion and cash on hand. Please refer to the discussion under "364-Day Credit Facility" in Note 11 of the Consolidated Financial Statements for further information.

Masonite is a leading global designer, manufacturer, marketer and distributor of interior and exterior doors and door systems for the residential new construction and residential repair and remodeling markets. The addition of Masonite's market-leading doors business creates a new growth platform for the Company, strengthening the Company's position in building and construction and expanding its offering of branded residential building products.

Masonite's operating results and preliminary purchase price allocation have been included in the Company's newly established Doors reportable segment from May 15, 2024, the effective date of the Arrangement, within the Consolidated Financial Statements. Masonite contributed revenues of $311 million and earnings of $25 million to the Company for the period from May 15, 2024 to June 30, 2024. Please refer to Note 2 of the Consolidated Financial Statements for further information.

During the second quarter and first six months of 2024, the Company incurred $29 million and $47 million, respectively, of transaction costs related to the Arrangement. These expenses are included in Other expense, net on the Company's consolidated statement of earnings for the three and six months ended June 30, 2024.

The fair value of the total purchase consideration transferred was determined as follows (in millions):

Fair Value of Purchase Consideration
Closing cash consideration	$2,935
Pre-combination vesting portion of fair value of Masonite outstanding equity awards converted to Owens Corning time vesting RSUs	35
Repayment of Masonite term loan facility	216
Total transaction consideration	$3,186

The closing cash as part of preliminary estimated consideration was calculated at the price of $133.00 per outstanding Masonite common share. At the close of the acquisition of Masonite, there were 22.07 million Masonite common shares outstanding.

The preliminary estimated fair value of Owens Corning common stock underlying Masonite outstanding equity awards that have been converted into awards with respect to Owens Corning common stock is calculated as follows (in millions, except share and per share amounts:

Amount
Number of Masonite stock awards outstanding (a)	639,608
Exchange ratio (b)	0.7642
Owens Corning equity awards issued for Masonite outstanding equity awards	488,778
10-day weighted average closing share price of Owens Corning common stock (c)	$174.03
Fair value of Owens Corning time vesting RSUs issued for Masonite outstanding equity awards	$85
Less: Estimated fair value allocated to post-transaction compensation expense	(50)
Fair value of awards included in transaction consideration	$35
(a)    Represents the Masonite stock awards that have been converted into Owens Corning equity awards upon completion of the acquisition of Masonite, based on awards outstanding at May 15, 2024. Masonite equity awards include awards issued under various stock incentive plans of Masonite.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7.    ACQUISITIONS (continued)

(b)     The exchange rate was determined by the consideration amount divided by the volume weighted average closing sale price of one share of Owens Corning common stock for the ten consecutive trading days ended May 15, 2024, in accordance with the terms of the Arrangement Agreement.
(c)    The ten-day weighted average closing share price was calculated for the ten consecutive trading days ended May 15, 2024, in accordance with the terms of the Arrangement Agreement.

On May 15, 2024, the effective date of the Arrangement, the Company transferred consideration to Masonite to repay the Masonite 2027 term loan facility (the "Masonite term loan facility"). This repayment was required by the change in control provision within the terms of the Masonite term loan facility.

The Company has applied the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, and recognized assets acquired and liabilities assumed at their fair values as of the effective date of the Arrangement, with the excess purchase consideration recorded to goodwill. The Company has not yet finalized the valuation of the assets acquired and liabilities assumed as of June 30, 2024. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities. Preliminary estimates have been recorded and additional adjustments may be recorded to the fair value of intangible assets, property, plant and equipment, goodwill and deferred income taxes among other items during the measurement period, a period not to exceed 12 months from the acquisition date.

The following table summarizes the preliminary acquisition date fair value of net tangible and intangible assets acquired, net of liabilities assumed as part of the Arrangement (in millions):

Fair Value
Cash and cash equivalents	$282
Receivables, net	330
Inventories	379
Other current assets	82
Property, plant and equipment, net	861
Operating lease right-of-use assets	253
Intangible assets	1,579
Deferred income taxes	14
Other non-current assets	91
Total assets	3,871
Accounts payable	196
Current operating lease liabilities	28
Other current liabilities	187
Long-term debt	867
Non-current operating lease liabilities	235
Deferred income taxes	413
Other non-current liabilities	32
Net assets acquired	1,913
Non-controlling interest	(35)
Goodwill	1,308
Total net assets acquired	$3,186

The details on the methodology and significant inputs used for fair value of valuation are outlined below.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7.    ACQUISITIONS (continued)

Goodwill
Preliminary purchase consideration allocation resulted in $1.3 billion in goodwill. The goodwill is not deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition.

Receivables
The fair value of receivables acquired is $330 million, with the gross contractual amount being $331 million. The Company expects $1 million to be uncollectible.

Inventory
The fair value of inventory was determined by the market selling price of the inventory, less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. The fair value of inventory has been stepped up by $18 million, this amount will be amortized to Cost of Sales as the inventory is sold. We expect to fully amortize this amount by the third quarter of 2024.

Property, Plant and Equipment
The preliminary fair value of property, plant and equipment is $861 million and was determined using cost and market approaches. The cost approach reflects the amount that would be required to replace the asset to service capacity, this approach was used where there was historical data available. Where there was not historical data available the market approach was used, this approach reflects recent sales of identical or comparable assets.

Intangible Assets
The preliminary fair value of acquired intangible assets is $1.6 billion. The fair value of customer relationships was determined using the multi-period excess earnings method. Key assumptions under this method are future cash flow estimates, customer attrition, discount rate, contributory asset charges and tax amortization benefits. The fair value of trade names were determined using the relief from royalty method. Key assumptions under this method are future cash flow estimates, royalty rate, discount rate and tax amortization benefits.

	Estimated Useful Life (in years)	Preliminary Estimated Asset Fair Value (in millions)
Customer relationships	10 - 21	$1,192
Technology	5	128
Trademarks and trade names (indefinite-lived)	Indefinite	240
Trademarks and trade names	10	19
Identifiable intangible assets, net		$1,579

Debt
The fair value of Masonite's unsecured senior notes was determined using the market approach, based on the trading value of the notes in the market.

Joint Ventures and Non-Controlling Interests
The Company's acquisition of Masonite included joint ventures with Dominance Industries, Inc., 45% owned, and Vanair Design Inc., 30% owned as well as a 25% non-controlling interest in Sacopan Inc. owned by a third party and a 50% non-controlling interest in Magna Foremost SDN BHD owned by a third party. The value of these investments and non-controlling interests were determined using an equally weighted value from the income approach and the market approach.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7.    ACQUISITIONS (continued)

Pro Forma Financial Information
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended and the six months ended June 30, 2024 and 2023, assuming the acquisition had occurred on January 1, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$3,099	$3,213	$5,989	$6,177
Net earnings	$335	$356	$684	$656

The pro forma financial information includes certain adjustments to adhere to the Company's accounting policies and adjustments to the historical results with pro forma adjustments, net of tax, that assume the acquisition occurred on January 1, 2023. This includes removing the results of the Architectural segment that was sold by Masonite prior to the close of the Arrangement, an adjustment to cost of goods sold to expense the step-up of inventory to fair value, increased depreciation expense to reflect the fair value of property, plant and equipment, and increased amortization expense related to the fair value of identifiable amortizable intangible assets. Adjustments were also made to recognize transaction costs incurred by the Company in the beginning of the comparative pro forma period and remove Masonite transaction costs. In addition, adjustments were made to reflect the interest and financing costs of the 364-Day Credit Facility (as defined below) used to fund the purchase price, and the interest, discount amortization, and capitalized financing cost amortization for the 2027, 2034 and 2054 senior notes that were issued to pay off the 364-Day Credit Facility in the comparative pro forma period, see Note 11 for further detail. Finally, adjustments were made to remove interest expense for the pro forma period related to the Masonite term loan facility that was paid off at closing as part of the consideration for the Arrangement.

Significant adjustments to the pro forma financial information are as follows:
1.Net sales were decreased for the three months ended June 30, 2023 and 2024 by $92 million and $41 million, respectively, and for the six months ended June 30, 2023 and 2024 by $185 million and $119 million, respectively, to remove the sales of the Architectural segment that was sold by Masonite prior to the close of the Arrangement.

2.Net earnings were adjusted by $56 million, for the three and six months ended June 30, 2024, to remove transaction costs incurred by Masonite.

3.Net earnings were adjusted by $29 million for the three months ended June 30, 2024, and by $47 million each, for the six months ended June 30, 2023 and 2024, to move transaction costs incurred by the Company to the beginning of the comparative period.

4.Net earnings were increased by $13 million and decreased by $98 million for the three months ended June 30, 2023 and 2024, respectively to give effect to the tax impact of pro forma adjustments. Net earnings were increased by $45 million and decreased by $89 million for the six months ended June 30, 2023 and 2024, respectively, to give effect to the tax impact of pro forma adjustments.

The pro forma financial information does not reflect any anticipated synergies or dis-synergies, operating efficiencies or cost savings that may result from the Arrangement and integration costs that may be incurred.

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

9.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2023 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Six Months Ended June 30,
	2024	2023
Beginning balance	$97	$88
Amounts accrued for current year	10	11
Acquired obligations	4	—
Settlements of warranty claims	(11)	(6)
Ending balance	$100	$93

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

ACQUISITION-RELATED TRANSACTION COSTS

During the first six months of 2024, the Company incurred $47 million of transaction costs related to its recently completed acquisition of Masonite. Please refer to Note 7 of the Consolidated Financial Statements for further information.

ACQUISITION-RELATED INTEGRATION COSTS

During the first six months of 2024, the Company incurred $21 million of integration costs related to its recently completed acquisition of Masonite. Please refer to Note 7 of the Consolidated Financial Statements for further information.

RESTRUCTURING RELATED COSTS

Acquisition-Related Restructuring
Following the acquisition of Masonite, within the Company's Doors segment, the Company took actions to realize expected synergies from the newly acquired operations. During the six months ended 2024, the Company recorded $41 million of charges, of which $21 million were non-cash charges, primarily related to the accelerated vesting of equity awards and $20 million of cash charges, primarily related to severance. The Company is continuing to review synergies as a result of this acquisition and expects to incur a material amount of incremental costs throughout 2024 and into future years.

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

During the first six months of 2024, the Company recorded $13 million of charges, of which $7 million were non-cash charges, primarily related to accelerated depreciation and $6 million of cash charges, primarily related to severance and other exit costs.

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

In connection with the exit of the Protective Packaging business, the Company estimates that it will incur cash charges of approximately $15 million, primarily related to severance and other exit costs. Additionally, the Company expects to incur total non-cash charges in the range of $70 million to $75 million, primarily related to accelerated depreciation of property, plant and equipment and accelerated amortization of definite-lived intangibles.

During the first six months of 2024, the Company recorded $4 million of charges, primarily related to other exit costs. The Company does not expect to recognize significant incremental costs related to these actions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10. RESTRUCTURING, ACQUISITION AND DIVESTITURE-RELATED COSTS (continued)

Wabash Facility Closure
In April 2023, the Company took actions to support its strategy to operate a flexible and cost-efficient manufacturing network through decisions to relocate the Wabash, Indiana mineral wool operations to Joplin, Missouri, and to exit the U.S. granulated mineral wool market. These actions resulted in cumulative costs of approximately $30 million in 2023, primarily related to severance and accelerated depreciation.

During the first six months of 2024, the Company did not incur any charges relating to this project. The Company does not expect to recognize significant incremental costs related to these actions.

European Operating Structure Optimization
In March 2023, the Company took actions to optimize the operating structure of its segments across Europe to increase its competitiveness. These actions are expected to result in cumulative costs of approximately $20 million, primarily related to severance and other exit costs. During the first six months of 2024, the Company recorded $3 million of charges primarily related to severance. The Company does not expect to recognize significant incremental costs related to these actions.

Composites Strategic Realignment Actions
On July 1, 2022, the Company finalized the sale of the European portion of the DUCS product line located in Chambéry, France, within the Composite’s segment. The Company recorded a pre-tax charge of $30 million in Other expense, net on the Consolidated Statements of Earnings in 2022 to reflect the fair value less cost to sell the assets. The Company also took actions to convert the DUCS manufacturing facilities located in Anderson, South Carolina and Kimchon, Korea to produce other glass fiber products needed to support our growth strategy in building and construction applications. During the first six months of 2024, the Company did not incur any charges relating to this project and does not expect any future charges.

Roofing Restructuring Actions
In December 2021, the Company took actions to restructure operations within the Roofing segment’s components product line by relocating production assets from China to India, which allowed the business to optimize its manufacturing network and support a tariff mitigation strategy. During the first six months of 2024, the Company did not incur any charges relating to this project and does not expect any further charges.

Santa Clara Insulation Site
During the third quarter of 2021, the Company entered into a sales agreement for the Company’s Insulation site in Santa Clara, California, as part of the Company’s ongoing strategy to operate a flexible, cost-efficient manufacturing network and geographically locate its assets to better serve its customers. On March 3, 2023, the Company finalized the sale of this site for total proceeds of $234 million, net of transaction fees. Total proceeds included a non-refundable deposit of $50 million received in the third quarter of 2021. During the first six months of 2024, the Company did not incur any charges relating to this project and does not expect any further charges.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10. RESTRUCTURING, ACQUISITION AND DIVESTITURE-RELATED COSTS (continued)

Consolidated Statements of Earnings Classification
The following table presents the impact and respective location of total restructuring, acquisition and divestiture-related costs on the Consolidated Statements of Earnings, which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Type of cost	Location	2024	2023	2024	2023
Accelerated depreciation	Cost of sales	$(3)	$(22)	$(7)	$(23)
Other exit costs	Cost of sales	(2)	(1)	(5)	(8)
Other exit costs	Marketing and administrative expenses	(1)	(1)	(1)	(1)
Severance	Other expense, net	(41)	(16)	(48)	(25)
Other exit costs	Other expense, net	—	—	—	(1)
Accelerated amortization	Other expense, net	—	(7)	—	(7)
Acquisition-related transaction costs	Other expense, net	(29)	—	(47)	—
Acquisition-related integration costs	Other expense, net	(21)	—	(21)	—
Gain on sale of Santa Clara, California site	Gain on sale of site	—	—	—	189
Total restructuring, acquisition and divestiture-related (costs) gains		$(97)	$(47)	$(129)	$124

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company’s restructuring activities (in millions):

	June 30, 2024
	Acquisition-related Restructuring	Global Composites Restructuring	Protective Packaging Exit	Wabash Facility Closure	European Operating Structure Optimization
Balance at December 31, 2023	$—	$12	$1	$3	$6
Restructuring costs	41	13	4	—	3
Payments	(17)	(3)	(3)	(3)	(3)
Accelerated depreciation and other non-cash items	(21)	(7)	(2)	—	—
Balance at June 30, 2024	$3	$15	$—	$—	$6
Cumulative charges incurred	$41	$29	$82	$33	$15

As of June 30, 2024, the remaining liability balance was comprised of $24 million, inclusive of $3 million of non-current severance, and $21 million of severance the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10. RESTRUCTURING, ACQUISITION AND DIVESTITURE-RELATED COSTS (continued)

	June 30, 2023
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11.    DEBT

Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.200% senior notes, net of discount and financing fees, due 2024	$400	99%	$399	99%
3.400% senior notes, net of discount and financing fees, due 2026	399	96%	398	96%
5.500% senior notes, net of discount and financing fees, due 2027	496	101%	N/A	N/A
5.375% senior notes, net of discount and financing fees, due 2028	29	98%	N/A	N/A
3.950% senior notes, net of discount and financing fees, due 2029	447	94%	447	95%
3.500% senior notes, net of discount and financing fees, due 2030	2	89%	N/A	N/A
3.500% senior notes, net of discount and financing fees, due 2030	335	91%	N/A	N/A
3.875% senior notes, net of discount and financing fees, due 2030	298	93%	298	94%
5.700% senior notes, net of discount and financing fees, due 2034	789	101%	N/A	N/A
7.000% senior notes, net of discount and financing fees, due 2036	369	111%	369	116%
4.300% senior notes, net of discount and financing fees, due 2047	589	80%	589	88%
4.400% senior notes, net of discount and financing fees, due 2048	391	81%	391	87%
5.950% senior notes, net of discount and financing fees, due 2054	683	101%	N/A	N/A
Various finance leases, due through 2050 (a)	228	100%	154	100%
Other	—	N/A	1	N/A
Total long-term debt	5,455	N/A	3,046	N/A
Less – current portion of senior notes	400	99%	399	99%
Less – current portion of finance leases and other (a)	35	100%	32	100%
Long-term debt, net of current portion	$5,020	N/A	$2,615	N/A
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

Senior Notes
The Company issued $500 million of 2027 senior notes with an annual interest rate of 5.500%, $800 million of 2034 senior notes with an annual interest rate of 5.700% and $700 million of 2054 senior notes with an annual interest rate of 5.950% on May 31, 2024. These senior notes are net of discounts and issuance costs of $4 million, $11 million and $17 million, respectively. The proceeds from these notes were used to repay a portion of the outstanding borrowings under the 364-Day Credit Facility (as defined below) that was used to fund a portion of the purchase of Masonite in the second quarter of 2024 and to pay related fees and expenses.
On May 1, 2024, in connection with the acquisition of Masonite, we commenced an offer to exchange (the “Exchange Offer”) any and all of Masonite’s outstanding 3.50% Senior Notes due 2030 (the “Masonite 2030 notes”) for new 3.50% Senior Notes due 2030 of Owens Corning (the “Owens Corning 2030 notes”). On May 22, 2024, 99.51% of the outstanding Masonite 2030 notes were exchanged and we issued $373 million aggregate principal amount of Owens Corning 2030 notes, which was a non-cash financing transaction for the Company. Interest on the notes is payable semiannually in arrears on February 15 and August 15 each year, beginning on August 15, 2024. Following the settlement of the Exchange Offer, approximately $2 million of the Masonite 2030 notes that were not exchanged remain outstanding, which has been recorded on the Consolidated Balance Sheets.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.    DEBT (continued)

On April 15, 2024, in connection with the acquisition of Masonite, we commenced a tender offer (the “Tender Offer”) to purchase any and all of Masonite's outstanding 5.375% Senior Notes due 2028 (the “Masonite 2028 notes”) with an aggregate value of $501 million. On May 13, 2024, 94.25% of the outstanding Masonite 2028 notes were validly tendered, with Owens Corning making a cash payment on May 16, 2024 of approximately $480 million, inclusive of $7 million of interest and $1 million premium on tender. Following the settlement of the Tender Offer, approximately $29 million of the Masonite 2028 notes that were not tendered remain outstanding, which has been recorded on the Consolidated Balance Sheets. Interest on the Masonite 2028 notes is payable semiannually in arrears on February 1 and August 1 each year.
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
The Company issued $400 million of 2024 senior notes on November 12, 2014. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2015. A portion of the proceeds from these notes was used to repay $242 million of our 2016 senior notes and $105 million of our 2019 senior notes. The remaining proceeds were used to pay down our Senior Revolving Credit Facility (as defined below), finance general working capital needs, and for general corporate purposes. As of June 30, 2024, the $400 million outstanding principal related to the 2024 senior notes was recorded in Long-term debt - current portion on the Consolidated Balance Sheets.
The Company issued $550 million of 2036 senior notes on October 31, 2006. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2007. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.
Collectively, the Company's senior notes above, other than the Masonite 2028 notes or the Masonite 2030 notes, are referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2024.

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

The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of June 30, 2024. Please refer to the Credit Facility Utilization section below for liquidity information as of June 30, 2024.
Receivables Securitization Facility

For the receivables securitization facility (the "Receivables Securitization Facility"), the Company has a Receivables Purchase Agreement (“RPA”) that is accounted for as secured borrowings in accordance with ASC 860, “Accounting for Transfers and Servicing.” Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, have an RPA with certain financial institutions. On March 1, 2024, the Company amended and restated the RPA to increase the facility limit from $280 million to $300 million and to extend the scheduled maturity date to February 2025. Under the RPA, the Company has the ability to borrow at the lenders’ cost of funds, which approximates Term SOFR plus a spread; alternatively, the Company may borrow at the higher of the United States prime rate or the Overnight Bank Funding Rate plus a spread.
The RPA contains various covenants, including a maximum allowed leverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of June 30, 2024. Please refer to the Credit Facility Utilization section below for liquidity information as of June 30, 2024.
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
On May 15, 2024, the Company initially borrowed $295 million on the Receivables Securitization Facility, which was used to pay down a portion of the 364-Day Credit Facility. Subsequent to the May 15, 2024 borrowing, the Company repaid and re-borrowed on the Receivables Securitization Facility throughout the quarter to pay down portions of the 364-Day Credit Facility. As of June 30, 2024, there was a remaining balance on the Receivables Securitization Facility of $155 million. Please refer to the Credit Facility Utilization section below for liquidity information as of June 30, 2024.
364-Day Credit Facility
On March 1, 2024, the Company entered into an unsecured term loan agreement in an aggregate principal amount of $3.0 billion, which matures 364 days after the facility is initially funded with a single drawing (the “364-Day Credit Facility”).
In May 2024, to fund a portion of the purchase of Masonite, the Company borrowed $2.8 billion using Term SOFR plus a spread on the 364-Day Credit Facility. As a result of the borrowing, the Company incurred approximately $16 million of financing fees which were amortized to Interest expense, net on the Consolidated Statements of Earnings. During the quarter, the Company completely repaid the 364-Day Credit Facility with a combination of issuance of new senior notes, borrowings on the Receivables Securitization Facility and cash on hand. Based on terms of the agreement, no further amounts can be drawn.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.    DEBT (continued)

Credit Facility Utilization

The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at June 30, 2024
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$1,000	$300
Collateral capacity limitation on availability	N/A	—
Outstanding borrowings	—	155
Outstanding letters of credit	4	1
Availability on facility	$996	$144
Short-Term Debt
Short-term borrowings were $155 million and $1 million as of June 30, 2024 and December 31, 2023, respectively. Short-term borrowings consisted of outstanding borrowings on the Receivables Securitization Facility and various operating lines of credit. The weighted average interest rate on all short-term borrowings was approximately 6.3% and 5.1% as of June 30, 2024 and December 31, 2023, respectively.

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
The following table presents the components of net periodic pension cost (in millions):

	Three Months Ended June 30,
	2024			2023
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$1	$2	$—	$1	$1
Interest cost	4	4	8	8	4	12
Expected return on plan assets	(6)	(4)	(10)	(10)	(3)	(13)
Amortization of actuarial loss	—	1	1	2	—	2
Net periodic pension cost	$(1)	$2	$1	$—	$2	$2

	Six Months Ended June 30,
	2024			2023
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$2	$3	$1	$2	$3
Interest cost	9	7	16	16	8	24
Expected return on plan assets	(12)	(7)	(19)	(20)	(7)	(27)
Amortization of actuarial loss	1	2	3	3	1	4
Net periodic pension cost	$(1)	$4	$3	$—	$4	$4
The Company expects to contribute $20 million in cash to its defined benefit pension plans during 2024. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The Company made cash contributions of $3 million to its defined benefit pension plans during the six months ended June 30, 2024.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following table provides the components of net periodic postretirement benefit income for U.S. plans for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of Net Periodic Postretirement Benefit Income
Service cost	$—	$—	$—	$—
Interest cost	2	2	3	3
Amortization of actuarial gain	(3)	(2)	(4)	(4)
Net periodic postretirement benefit income	$(1)	$—	$(1)	$(1)

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

During the second quarter of 2023, the Company’s subsidiary, Paroc Group OY (“Paroc”), which the Company acquired in 2018, notified the appropriate European maritime regulatory authorities that specific products in its marine insulation product line may not meet certain fire safety requirements in accordance with their certifications. Paroc voluntarily withdrew these specific products from the market, issued recalls, and suspended distribution and sales of these products (the “Recalled Products”). Paroc continues to cooperate with the applicable regulatory and government authorities and work with its customers and end-users to assist with remediation for the recall. During the first quarter of 2024, the Company discovered potential nonconformances relating to two other marine insulation product lines. In April 2024, Paroc suspended sales of these marine insulation products as a precautionary measure while it reviews the potential nonconformances, but has not issued recalls. The Company has included an estimated liability for expected future costs related to the Recalled Products on its Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. The estimated liability is primarily based on assumptions related to the estimated costs of the remedy for the Recalled Products. At this time, we cannot estimate a range of loss for any additional costs related to the Recalled Products that exceed the current estimated liability. We reevaluate these assumptions each period, and the related liability may be adjusted when factors indicate that the liability is either not sufficient to cover or exceeds the estimated costs related to the Recalled Products. Based on the factors currently known, we believe the appropriate liability has been established at this time. It is reasonably possible that additional costs related to the Recalled Products could be incurred that exceed the estimated liability by amounts that could be material to our Consolidated Financial Statements.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of June 30, 2024, the Company was involved with a total of 22 sites worldwide, including 9 Superfund and state or country equivalent sites and 13 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning reasonably estimates the costs of remediation to be paid over a period of years. The Company accrues an amount on an undiscounted basis, when a liability is probable and reasonably estimable. Actual cost may differ from these estimates for the reasons mentioned above. At June 30, 2024, the Company had an accrual totaling $4 million for these costs, of which the current portion is $2 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
14.    STOCK COMPENSATION

Description of the Plan

On April 20, 2023, the Company’s stockholders approved the Owens Corning 2023 Stock Plan (the “2023 Stock Plan”), which authorizes grants of stock options, stock appreciation rights, stock awards (including restricted stock awards, restricted stock units and bonus stock awards), performance share awards and performance share units. At June 30, 2024, the number of shares remaining available under the 2023 Stock Plan for all stock awards was 3.0 million.

Prior to the 2023 Stock Plan, employees were eligible to receive stock awards under the Owens Corning 2019 Stock Plan.

Total Stock-Based Compensation Expense

Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total stock-based compensation expense	$39	$14	$53	$27

Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) under its stockholder-approved stock plans. Generally, all outstanding RSUs will fully settle in stock. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three to four years. The 2023 Stock Plan allows alternate vesting schedules for death, disability, and retirement. The weighted-average grant date fair value of RSUs granted under the 2023 Stock Plan in 2024 was $154.82.

Masonite Equity Awards

On May 15, 2024, the Company converted outstanding Masonite stock-based incentive awards to Masonite employees at a 0.8 equity award exchange ratio. Masonite equity awards include outstanding and unvested awards of restricted stock units and performance stock units (“PRSUs”) under the Masonite International Corporation 2021 Omnibus Incentive Plan (“Masonite Stock Plan”) that were held by employees of Masonite, which were exchanged for time-vesting restricted stock units of Owens Corning RSUs in connection with the completion of the transactions contemplated by the Arrangement Agreement. The converted stock-based incentive awards include 0.2 million PRSUs and 0.3 million restricted stock units.

The equity award exchange ratio was determined by the consideration amount of $133 per share divided by the volume weighted average closing sale price of one share of Owens Corning common stock for the ten consecutive trading days ended March 15, 2024 of $174.03 per share, in accordance with the terms of the Arrangement Agreement.

In accordance with the Arrangement Agreement, the number of Masonite shares underlying the PRSUs was equal to (i) 107.33% of target for PRSUs granted in February 2022, (ii) 100% of target for PRSUs granted in August 2022 and (iii) 122% of target for PRSUs granted in February 2023.

The fair value of the Owens Corning RSUs issued for Masonite outstanding equity awards was $85 million as of the date of acquisition, of which $35 million was related to pre-combination expense and was included in the purchase price. The remaining portion of $50 million relates to post-combination expense, of which $21 million was accelerated during the quarter. As of June 30, 2024, the future unrecognized expense related to the converted outstanding RSUs was approximately $26 million which will be recognized over the remaining service period of approximately 2 years. Please refer to Note 7 and 10 of the Consolidated Financial Statements for further information. Future equity-based awards to Company employees who were former Masonite employees may be granted from the remaining available shares under the Masonite Stock Plan. At June 30, 2024, the number of shares remaining available under the Masonite Stock Plan was 0.6 million shares of Owens Corning common stock.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.    STOCK COMPENSATION (continued)

The following table summarizes the Company’s RSU activity:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2023	$1,225,668	$79.72
Granted	219,913	154.82
Assumed (converted Masonite equity awards)	488,778	174.03
Vested	(551,634)	116.44
Forfeited	(21,977)	109.01
Balance at June 30, 2024	$1,360,748	$110.38
As of June 30, 2024, there was $80 million of total unrecognized compensation cost related to RSUs. This total includes $26 million of unrecognized compensation related to converted Masonite equity awards and $54 million related to Owens Corning Stock Plans. That cost is expected to be recognized over a weighted-average period of 2.06 years. The total grant date fair value of shares vested during the six months ended June 30, 2024 and 2023 was $64 million and $22 million, respectively.
Performance Share Units

The Company has granted performance share units (“PSUs”) as a part of its long-term incentive plan. All outstanding PSUs will fully settle in stock. The amount of shares ultimately distributed from all PSUs is contingent on meeting internal company-based metrics or an external-based stock performance metric.

In the six months ended June 30, 2024, the Company granted both internal company-based and external-based metric PSUs.

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
The following table provides a summary of the grant date fair values of the internal Company-based metric PSUs:

	Six Months Ended June 30,
	2024	2023
Grant date fair value of units granted	$147.18	$92.97

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

	Six Months Ended June 30,
	2024	2023
Expected volatility	33.88%	44.66%
Risk free interest rate	3.94%	3.75%
Expected term (in years)	2.91	2.91
Grant date fair value of units granted	$195.95	$119.33
The risk-free interest rate was based on zero-coupon United States Treasury STRIPS at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of June 30, 2024, there was $24 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.92 years.
The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	268,677	$100.57
Granted	95,997	161.12
Vested	(9,063)	109.17
Forfeited	(14,058)	103.22
Balance at June 30, 2024	341,553	$117.25

Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (“ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company’s stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan, which increased the number of shares available for issuance under the plan by 4.2 million shares. As of June 30, 2024, 3.1 million shares remain available for purchase.
Included in total stock-based compensation expense is $2 million and $4 million of expense related to the Company’s ESPP recognized during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, the Company recognized expense of $2 million and $4 million, respectively, related to the Company’s ESPP. As of June 30, 2024, there was $3 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings attributable to Owens Corning	$285	$345	$584	$728
Weighted-average number of shares outstanding used for basic earnings per share	87.2	90.5	87.3	90.9
Non-vested restricted stock units and performance share units	0.8	0.8	0.8	0.8
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	88.0	91.3	88.1	91.7
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$3.27	$3.81	$6.69	$8.01
Diluted	$3.24	$3.78	$6.63	$7.94
For the three and six months ended June 30, 2024 and June 30, 2023, there were no non-vested RSUs or PSUs that had an anti-dilutive effect on earnings per share.
On December 1, 2022, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 0.9 million shares of its common stock for $130 million, inclusive of applicable taxes, during the six months ended June 30, 2024, under the Repurchase Authorization. As of June 30, 2024, 8.1 million shares remain available for repurchase under the Repurchase Authorization.
The Company repurchased 2.6 million shares of its common stock for $250 million, inclusive of applicable taxes, during the six months ended June 30, 2023.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.    INCOME TAXES

The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense	$110	$121	$198	$251
Effective tax rate	28%	26%	25%	26%

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2024 is primarily due to U.S. state and local income tax expense, foreign rate differential, U.S. federal taxes on foreign earnings and permanently non-deductible expenses both of which were related to the acquisition of Masonite. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2024 is primarily due to U.S. state and local income tax expense and foreign rate differential partially offset by discrete tax benefits related to valuation allowance and stock-based compensation.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT

The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Currency Translation Adjustment
Beginning balance	$(359)	$(349)	$(318)	$(380)
Net investment hedge amounts classified into AOCI, net of tax	—	—	—	—
(Loss) gain on foreign currency translation	(62)	10	(103)	41
Other comprehensive (loss) income, net of tax	(62)	10	(103)	41
Ending balance	$(421)	$(339)	$(421)	$(339)
Pension and Other Postretirement Adjustment
Beginning balance	$(196)	$(302)	$(196)	$(301)
Amounts reclassified from AOCI to net earnings, net of tax (a)	(2)	—	(1)	—
Amounts classified into AOCI, net of tax	1	(2)	—	(3)
Other comprehensive loss, net of tax	(1)	(2)	(1)	(3)
Ending balance	$(197)	$(304)	$(197)	$(304)
Hedging Adjustment
Beginning balance	$16	$(1)	$11	$—
Amounts reclassified from AOCI to net earnings, net of tax (b)	3	11	10	24
Amounts classified into AOCI, net of tax	2	(4)	—	(18)
Other comprehensive income, net of tax	5	7	10	6
Ending balance	$21	$6	$21	$6
Total AOCI ending balance	$(597)	$(637)	$(597)	$(637)

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
GENERAL
Owens Corning is a global residential and commercial building products leader committed to building a sustainable future through material innovation. The Company has four reporting segments: Roofing, Insulation, Doors and Composites. Through these lines of business, the Company manufactures and sells products worldwide. We are a market leader in many of our major product categories.
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $285 million in the second quarter of 2024, compared to $345 million in the same period of 2023. The Company generated $588 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the second quarter of 2024, compared to $534 million in the same period of 2023. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. Second quarter of 2024 earnings before interest and taxes (“EBIT”) performance compared to the same period of 2023 increased $35 million and $20 million in our Roofing and Insulation segments, respectively, and decreased $26 million in our Composites segment. Second quarter of 2024 EBIT for our newly acquired Doors segment was $34 million. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $9 million.

Cash and cash equivalents were $254 million as of June 30, 2024, compared to $968 million as of June 30, 2023. In the six months ended June 30, 2024, the Company’s operating activities provided $517 million of cash, compared to providing $330 million of cash in the same period in 2023. In the six months ended June 30, 2024, the Company’s investing activities used $3,154 million of cash, compared to using $102 million of cash in the same period in 2023.

On May 15, 2024, the Company acquired all of the outstanding shares of Masonite International Corporation (“Masonite”), a leading global designer, manufacturer, marketer and distributor of interior and exterior doors and door systems, for $3.2 billion. The acquisition was funded primarily with debt proceeds from the 364-Day Credit Facility (as defined below) of $2.8 billion and cash on hand. The acquisition of Masonite's market-leading doors business creates a new growth platform for the Company, strengthening the Company's position in building and construction and expanding its offering of branded residential building products. Masonite's operating results and preliminary purchase price allocation have been included in the Company's newly established Doors reportable segment from May 15, 2024, within the Consolidated Financial Statements. Masonite contributed revenues of $311 million and EBIT of $34 million to the Company for the period from May 15, 2024 to June 30, 2024.
On March 1, 2024, the Company entered into a term loan agreement in an aggregate principal amount of $3.0 billion (the “364-Day Credit Facility”). In May 2024, to fund a portion of the purchase of Masonite, the Company borrowed $2.8 billion using Term SOFR plus a spread on the 364-Day Credit Facility. As a result of the borrowing, the Company incurred approximately $16 million of financing fees which were amortized to Interest expense, net on the Consolidated Statements of Earnings. During the quarter, the Company completely repaid the 364-Day Credit Facility with a combination of issuance of new senior notes, borrowings on the receivables securitization and cash on hand. Based on terms of the agreement, no further amounts can be drawn.
On May 15, 2024, the Company initially borrowed $295 million under the receivables securitization facility (“Receivables Securitization Facility”) which was used to pay down a portion of the 364-Day Credit Facility. Subsequent to the May 15, 2024 borrowing, the Company repaid and re-borrowed on the Receivables Securitization Facility throughout the quarter to pay down portions of the 364-Day Credit facility. As of June 30, 2024, there was a remaining balance on the Receivables Securitization Facility of $155 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On May 31, 2024, the Company issued $500 million of 2027 senior notes with an annual interest rate of 5.500%, $800 million of 2034 senior notes with an annual interest rate of 5.700% and $700 million of 2054 senior notes with an annual interest rate of 5.950%. These senior notes are net of discounts and issuance costs of $4 million, $11 million and $17 million, respectively. The proceeds from these notes were used to repay a portion of the outstanding borrowings under the 364-Day Credit Facility that was used to fund a portion of the purchase of Masonite in the second quarter of 2024 and to pay related fees and expenses.
On May 1, 2024, in connection with the acquisition of Masonite, we commenced an offer to exchange (the “Exchange Offer”) any and all of Masonite’s outstanding 3.50% Senior Notes due 2030 (the “Masonite 2030 notes”) for new 3.50% Senior Notes due 2030 of Owens Corning (the “Owens Corning 2030 notes”). On May 22, 2024, 99.51% of the outstanding Masonite 2030 notes were exchanged and we issued $373 million of aggregate principal amount of Owens Corning 2030 notes. Following the settlement of the Exchange Offer, approximately $2 million of the Masonite 2030 notes that were not exchanged remain outstanding, which has been recorded on the Consolidated Balance Sheets.
On April 15, 2024, in connection with the acquisition of Masonite, we commenced a tender offer (the “Tender Offer”) to purchase any and all of Masonite's outstanding 5.375% Senior Notes due 2028 (the “Masonite 2028 notes”) with an aggregate value of $501 million. On May 13, 2024, 94.25% of the outstanding Masonite 2028 notes were validly tendered, with Owens Corning making a cash payment on May 16, 2024 of approximately $480 million, inclusive of $7 million of interest and $1 million premium on tender. Following the settlement of the Tender Offer, approximately $29 million of the Masonite 2028 notes that were not tendered remain outstanding, which has been recorded on the Consolidated Balance Sheets.

On February 9, 2024, the Company announced the decision to review strategic alternatives for its global glass reinforcements (“GR”) business, consistent with our strategy to focus on building and construction materials. The GR business, which operates within our Composites segment, supplies a wide variety of glass fiber products for applications in wind energy, infrastructure, industrial, transportation, and consumer markets. The GR business generates annual revenues of approximately $1.3 billion. While a range of options are under consideration, including a potential sale, spin-off or other strategic option, there can be no assurance that the strategic review will result in any transaction or other outcome. During the first six months of 2024, the Company incurred $17 million of costs related to this review.

During the second quarter of 2023, the Company’s subsidiary, Paroc Group OY (“Paroc”), which the Company acquired in 2018, notified the appropriate European maritime regulatory authorities that specific products in its marine insulation product line may not meet certain fire safety requirements in accordance with their certifications. Paroc voluntarily withdrew these specific products from the market, issued recalls, and suspended distribution and sales of these products (the “Recalled Products”). Paroc continues to cooperate with the applicable regulatory and government authorities and work with its customers and end-users to assist with remediation for the recall. During the first quarter of 2024, the Company discovered potential nonconformances relating to two other marine insulation product lines. In April 2024, Paroc suspended sales of these marine insulation products as a precautionary measure while it reviews the potential nonconformances, but has not issued recalls. The Company has included an estimated liability for expected future costs related to the Recalled Products on its Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

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

On December 1, 2022, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to an aggregate of 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company did not repurchase any shares of its common stock during the second quarter of 2024 under the Repurchase Authorization. As of June 30, 2024, 8.1 million shares remained available for repurchase under the Repurchase Authorization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$2,789	$2,563	$5,089	$4,894
Gross margin	$867	$752	$1,547	$1,341
% of net sales	31%	29%	30%	27%
Marketing and administrative expenses	$249	$207	$461	$411
Gain on sale of site	$—	$—	$—	$(189)
Other expense, net	$127	$30	$161	$42
Earnings before interest and taxes	$458	$487	$861	$1,021
Interest expense, net	$64	$23	$81	$45
Income tax expense	$110	$121	$198	$251
Net earnings attributable to Owens Corning	$285	$345	$584	$728

The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

NET SALES

In the second quarter and year-to-date 2024, net sales increased $226 million and increased $195 million, respectively, compared to the same periods in 2023. For the second quarter and year-to-date 2024, the increase in net sales was primarily driven by the revenues from our Doors segment as a result of the Masonite acquisition, which was partially offset by lower sales volumes across the Roofing, Insulation and Composites segments. Favorable product mix and higher selling prices within the Roofing and Insulation segments also contributed to the increase.

GROSS MARGIN

In the second quarter and year-to-date 2024, gross margin increased $115 million and increased $206 million, respectively, compared to the same periods in 2023. For the second quarter and year to date 2024, the increase was primarily driven by higher selling prices within Roofing and Insulation and lower manufacturing costs in Roofing and Composites. Favorable product mix and delivery were offset by lower sales volumes across Roofing, Insulation and Composites. Also contributing to the increase were the margins from our Doors segment as a result of the Masonite acquisition.

MARKETING AND ADMINISTRATIVE EXPENSES
In the second quarter and year-to-date 2024, marketing and administrative expenses increased $42 million and increased $50 million, respectively, compared to the same periods in 2023. For the second quarter and year-to-date 2024, the increase was primarily driven by the addition of the Doors segment selling, general and administrative expenses during the quarter and ongoing inflationary pressures throughout the organization.
GAIN ON SALE OF SITE
In the first quarter of 2023, the Company finalized the sale of the Company’s Insulation site in Santa Clara, California resulting in the recognition of a pre-tax gain of $189 million.

OTHER EXPENSE, NET

In the second quarter and year-to-date 2024, other expenses increased $97 million and increased $119 million, respectively, compared to the same periods in 2023. For the second quarter and year-to-date 2024, the increase was primarily driven by higher acquisition and strategic review-related costs.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE, NET
In the second quarter and year-to-date 2024, interest expense, net, increased $41 million and increased $36 million, respectively, compared to the same periods in 2023. For the second quarter and year-to-date, the increase was driven by higher interest on the 364-Day Credit Facility and higher long-term debt balances in connection with the Masonite acquisition, slightly offset by higher interest income.
INCOME TAX EXPENSE

Income tax expense for the three and six months ended June 30, 2024 was $110 million and $198 million, respectively. For the second quarter of 2024 and the six months ended June 30, 2024, the Company’s effective tax rate was 28% and 25%, respectively. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2024 is primarily due to U.S. state and local income tax expense, foreign rate differential, U.S. federal taxes on foreign earnings and permanently non-deductible expenses both of which were related to the acquisition of Masonite. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2024 is primarily due to U.S. state and local income tax expense and foreign rate differential partially offset by discrete tax benefits related to valuation allowance and stock-based compensation.

The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is not reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions.
Income tax expense for the three and six months ended June 30, 2023 was $121 million and $251 million, respectively. For the second quarter of 2023 and the six months ended June 30, 2023, the Company's effective tax rate was 26%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2023 is primarily due to U.S. state and local income tax expense, foreign rate differential and U.S federal taxes on foreign earnings. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2023 is primarily due to U.S. state and local income tax expense, foreign rate differential and other discrete adjustments.

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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2024	2023	2024	2023
Restructuring costs	Cost of sales	$(5)	$(23)	$(12)	$(31)
Restructuring costs	Marketing and administrative expenses	(1)	(1)	(1)	(1)
Severance	Other expense, net	(41)	(16)	(48)	(25)
Other exit costs	Other expense, net	—	(7)	—	(8)
Gain on sale of Santa Clara, California site	Gain on sale of site	—	—	—	189
Acquisition-related transaction costs	Other expense, net	(29)	—	(47)	—
Acquisition-related integration costs	Other expense, net	(21)	—	(21)	—
Total restructuring, acquisition and divestiture-related (costs) gains		$(97)	$(47)	$(129)	$124

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

Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restructuring costs	$(47)	$(47)	$(61)	$(65)
Gain on sale of Santa Clara, California site	—	—	—	189
Gains on sale of certain precious metals	—	—	—	2
Strategic review-related charges	(15)	—	(17)	—
Paroc marine recall	(6)	—	(7)	—
Acquisition-related transaction costs	(29)	—	(47)	—
Acquisition-related integration costs	(21)	—	(21)	—
Recognition of acquisition inventory fair value step-up	(12)	—	(12)	—
Total adjusting items	$(130)	$(47)	$(165)	$126
The reconciliation from Net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$285	$345	$584	$728
Net earnings (loss) attributable to non-redeemable and redeemable noncontrolling interests	1	(1)	—	(2)
NET EARNINGS	286	344	584	726
Equity in net earnings of affiliates	2	1	2	1
Income tax expense	110	121	198	251
EARNINGS BEFORE TAXES	394	464	780	976
Interest expense, net	64	23	81	45
EARNINGS BEFORE INTEREST AND TAXES	458	487	861	1,021
Less: Adjusting items from above	(130)	(47)	(165)	126
ADJUSTED EBIT	$588	$534	$1,026	$895

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Roofing

The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Roofing segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$1,105	$1,123	$2,062	$2,018
% change from prior year	-2%	10%	2%	9%
EBIT	$373	$338	$659	$547
EBIT as a % of net sales	34%	30%	32%	27%
Depreciation and amortization expense	$15	$16	$30	$32
EBITDA	$388	$354	$689	$579
EBITDA as a % of net sales	35%	32%	33%	29%

NET SALES

In our Roofing segment, net sales in the second quarter of 2024 decreased $18 million compared to the same period in 2023 due to lower sales volumes of approximately 9% which more than offset higher selling prices of $55 million and favorable product mix.

For year-to-date 2024, net sales in our Roofing segment increased $44 million compared to the same period in 2023. Lower sales volumes of approximately 5% were more than offset by higher selling prices of $87 million and favorable product mix.
EBIT

In our Roofing segment, EBIT in the second quarter of 2024 increased $35 million compared to the same period in 2023 due to higher selling prices of $55 million, favorable product mix and $3 million of lower manufacturing costs, which were slightly offset by lower sales volumes. Favorable delivery of $4 million was more than offset by input cost inflation.

For year-to-date 2024, EBIT in our Roofing segment increased $112 million compared to the same period in 2023 due to higher selling prices of $87 million, favorable product mix and $24 million of lower manufacturing costs, which were slightly offset by lower sales volumes. Favorable delivery of $10 million was more than offset by input cost inflation.

OUTLOOK

In our Roofing segment, the Company expects residential repair and remodeling activity to remain solid and a stable North American new residential construction market. Other uncertainties that may impact Roofing demand include demand from storms and other weather-related events, competitive pricing pressure and the cost and availability of raw materials, particularly asphalt. The Company will continue to focus on managing costs, capital expenditures and working capital to best service the market demand.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Insulation

The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Insulation segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$916	$905	$1,820	$1,824
% change from prior year	1%	-3%	—%	2%
EBIT	$183	$163	$344	$319
EBIT as a % of net sales	20%	18%	19%	17%
Depreciation and amortization expense	$51	$57	$102	$108
EBITDA	$234	$220	$446	$427
EBITDA as a % of net sales	26%	24%	25%	23%
NET SALES

In our Insulation segment, net sales in the second quarter of 2024 increased $11 million compared to the same period in 2023. The increase was driven primarily by higher selling prices of $12 million and favorable product mix, slightly offset by lower sales volumes of approximately 1%.

For year-to-date 2024, net sales in our Insulation segment decreased $4 million compared to the same period in 2023. The decrease was driven primarily by lower sales volumes of approximately 3% partially offset by higher selling prices of $24 million and favorable product and customer mix.

EBIT

In our Insulation segment, EBIT in the second quarter of 2024 increased $20 million compared to the same period in 2023. The increase was driven by higher selling prices of $12 million, favorable delivery of $6 million, and favorable product mix. Lower start-up costs were more than offset by higher operating expenses, inclusive of incremental costs associated with evaluating manufacturing investments. The remaining variance was driven by lower sales volumes and $2 million higher manufacturing costs.

For the year-to-date 2024, EBIT in our Insulation segment increased $25 million compared to the same period in 2023. The increase was driven by higher selling prices of $24 million, $20 million of favorable delivery and input costs, and lower start-up costs which more than offset lower sales volumes, higher manufacturing costs of $9 million, and higher operating expenses, inclusive of incremental costs associated with evaluating manufacturing investments. Favorable product and customer mix were slightly offset by higher production downtime.

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

During the second quarter of 2024, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was approximately 1.348 million, down from an annual average of approximately 1.447 million starts in the second quarter of 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company expects the new residential construction market in North America, as well as the commercial and industrial construction markets, to remain stable. However, due to a weaker macro-economic outlook, higher interest rates, and ongoing input cost inflation, the global commercial and industrial construction markets are expected to remain soft temporarily. The Company continues to concentrate on managing costs, capital expenditures and working capital as we evaluate options to expand capacity within our existing manufacturing network.

Doors
The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Doors segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$311	$—	$311	$—
% change from prior year	N/A	N/A	N/A	N/A
EBIT	$34	$—	$34	$—
EBIT as a % of net sales	11%	N/A	11%	N/A
Depreciation and amortization expense	$27	$—	$27	$—
EBITDA	$61	N/A	$61	N/A
EBITDA as a % of net sales	20%	N/A	20%	N/A
NET SALES
In our new Doors segment, net sales in the second quarter and year-to-date of 2024 were $311 million, due to the acquisition of Masonite, which was completed on May 15, 2024.
EBIT
In our newly acquired Doors segment, EBIT in the second quarter and year-to-date 2024 were $34 million, due to the acquisition of Masonite, which was completed on May 15, 2024.
OUTLOOK
The outlook for the Doors segment is driven by the residential new construction and residential repair and remodeling markets in North America and Europe. The Company expects the North America residential new construction market to remain stable, with discretionary residential repair and remodeling activity in North America to remain soft. Due to a weaker macro-economic outlook and higher interest rates in Europe, the Company expects these markets to remain challenged. The Company will concentrate on managing costs, capital expenditures and working capital.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Composites
The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Composites segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$546	$620	$1,069	$1,205
% change from prior year	-12%	-14%	-11%	-16%
EBIT	$61	$87	$107	$136
EBIT as a % of net sales	11%	14%	10%	11%
Depreciation and amortization expense	$45	$43	$89	$87
EBITDA	$106	$130	$196	$223
EBITDA as a % of net sales	19%	21%	18%	19%

NET SALES

In our Composites segment, net sales in the second quarter of 2024 decreased $74 million compared to the same period in 2023. The decrease was driven primarily by lower sales volumes of approximately 6% and lower selling prices of $27 million. The remaining variance was driven by unfavorable customer mix which offset favorable product mix, and $5 million of unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

For year-to-date 2024, net sales in our Composites segment decreased $136 million compared to the same period in 2023. The decrease was driven primarily by lower sales volumes of approximately 6% and lower selling prices of $48 million. The remaining variance was driven by unfavorable customer mix which more than offset favorable product mix, and $5 million of unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

EBIT

In our Composites segment, EBIT in the second quarter of 2024 decreased $26 million compared to the same period in 2023. Lower selling prices of $27 million and higher production downtime of $15 million more than offset lower manufacturing costs of $21 million and $10 million of favorable delivery and input costs. The remaining variance was driven about equally by higher start-up costs of $5 million, lower sales volume and unfavorable customer mix. Favorable product mix was offset by the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

For the year-to-date 2024, EBIT in our Composites segment decreased $29 million compared to the same period in 2023. Lower selling prices of $48 million, higher production downtime of $26 million and higher start-up costs of $11 million more than offset lower manufacturing costs of $51 million and $26 million of favorable delivery and input costs. The remaining variance was driven about equally by unfavorable customer mix and lower sales volume. Favorable product mix was offset by the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate, Other and Eliminations

The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restructuring costs	$(47)	$(47)	$(61)	$(65)
Gain on sale of Santa Clara, California site	—	—	—	189
Gains on sale of certain precious metals	—	—	—	2
Strategic review-related charges	(15)	—	(17)	—
Paroc marine recall	(6)	—	(7)	—
Acquisition-related transaction costs	(29)	—	(47)	—
Acquisition-related integration costs	(21)	—	(21)	—
Recognition of acquisition inventory fair value step-up	(12)		(12)	—
General corporate expense and other	(63)	(54)	(118)	(107)
EBIT	$(193)	$(101)	$(283)	$19
Depreciation and amortization	$29	$43	$50	$59

EBIT
In Corporate, Other and Eliminations, EBIT expenses for the second quarter of 2024 were higher by $92 million compared to the same period in 2023, primarily driven by higher acquisition and strategic review-related costs. For year-to-date 2024, EBIT expenses in Corporate, Other and Eliminations were higher by $302 million primarily driven by the prior-year pre-tax gain on the Santa Clara, California site, as well as higher acquisition-related and strategic review-related costs.
General corporate expense and other for the second quarter of 2024 were higher by $9 million compared to the same period in 2023. For year-to-date, general corporate expense and other were higher by $11 million compared to the same period in 2023.

OUTLOOK

In 2024, we estimate general corporate expenses to be in the range of $255 million and $265 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company’s primary sources of liquidity are its balance of Cash and cash equivalents of $254 million as of June 30, 2024, its Senior Revolving Credit Facility (as defined below) and its Receivables Securitization Facility.

The Company has a $1.0 billion senior revolving credit facility (the “Senior Revolving Credit Facility”) that has been amended from time to time. The Senior Revolving Credit Facility was most recently amended in March 2024 to increase the borrowing limit from $800 million to $1.0 billion and extend the maturity date to March 2029. No other significant terms impacting liquidity were amended.
The Company has a $300 million Receivables Securitization Facility that has been amended from time to time. The Receivables Securitization Facility was most recently amended in March 2024 to increase the borrowing limit from $280 million to $300 million and extend the maturity date to February 2025. No other significant terms impacting liquidity were amended.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at June 30, 2024
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$1,000	$300
Collateral capacity limitation on availability	N/A	—
Outstanding borrowings	—	155
Outstanding letters of credit	4	1
Availability on facility	$996	$144

The Receivables Securitization Facility and Senior Revolving Credit Facility mature in February 2025 and March 2029, respectively. The agreements governing our Senior Revolving Credit Facility and Receivables Securitization Facility contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. We were in compliance with these covenants as of June 30, 2024.

As of June 30, 2024, the Company had $5.6 billion of total debt. The Company's current portion of long-term debt includes $400 million of 4.200% senior notes due in the fourth quarter of 2024. Additionally, the Company has $155 million of short term debt relating to the outstanding borrowings on the Receivables Securitization Facility.
In the second quarter of 2024, the Company borrowed $2.8 billion using Term SOFR plus a spread on the 364-Day Credit Facility to fund a portion of the purchase of Masonite. As a result of the borrowing, the Company incurred approximately $16 million of financing fees which were amortized to Interest expense, net on the Consolidated Statements of Earnings. During the quarter, the Company completely repaid the 364-Day Credit Facility with a combination of issuance of new senior notes, borrowings on the Receivables Securitization Facility and cash on hand. Based on terms of the agreement, no further amounts can be drawn.
On April 15, 2024, in connection with the acquisition of Masonite, we commenced the Tender Offer to purchase any and all of Masonite's outstanding 5.375% Senior Notes due 2028 (the “Masonite 2028 notes”) with an aggregate value of $501 million. On May 13, 2024, 94.25% of the outstanding Masonite 2028 notes were validly tendered, with Owens Corning making a cash payment on May 16, 2024 of approximately $480 million, inclusive of $7 million of interest and $1 million premium on tender. Following the settlement of the Tender Offer, approximately $29 million of the Masonite 2028 notes that were not tendered remain outstanding, which has been recorded on the Consolidated Balance Sheets. Interest on the Masonite 2028 notes is payable semiannually in arrears on February 1 and August 1 each year.

On May 1, 2024, in connection with the acquisition of Masonite, we commenced the Exchange Offer any and all of Masonite’s outstanding 3.50% Senior Notes due 2030 for new 3.50% Senior Notes due 2030 of Owens Corning. On May 22, 2024, 99.51% of the outstanding Masonite 2030 notes were exchanged and we issued $373 million of aggregate principal amount of Owens Corning 2030 notes. Interest on the notes is payable semiannually in arrears on February 15 and August 15 each year, beginning on August 15, 2024. Following the settlement of the Exchange Offer, approximately $2 million of the Masonite 2030 notes that were not exchanged remain outstanding, which has been recorded on the Consolidated Balance Sheets.
The Company issued $500 million of 2027 senior notes with an annual interest rate of 5.500%, $800 million of 2034 senior notes with an annual interest rate of 5.700% and $700 million of 2054 senior notes with an annual interest rate of 5.950% on May 31, 2024. These senior notes are net of discounts and issuance costs of $4 million, $11 million and $17 million, respectively. The proceeds from these notes were used to repay a portion of the outstanding borrowings under the 364-Day Credit Facility that was used to fund a portion of the purchase of Masonite in the second quarter of 2024 and to pay related fees and expenses.

Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of June 30, 2024, and December 31, 2023, the Company had $122 million and $114 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with Accounting Standards Codification (“ASC”) 740 based on the laws as of enactment of the tax legislation.

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
Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2023 Form 10-K for more details on these material cash requirements. During the second quarter of 2024, there have been no material changes to our expected uses of cash and contractual obligations.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cash Flows

The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$254	$968
Net cash flow provided by operating activities	517	330
Net cash flow used for investing activities	(3,154)	(102)
Net cash flow provided by (used for) financing activities	1,321	(385)
Availability on the Senior Revolving Credit Facility	996	796
Availability on the Receivables Securitization Facility	144	279

Operating activities: Net cash flow provided by operating activities increased by $187 million for the six months ended June 30, 2024 compared to the same period in 2023. The increase in cash provided by operating activities was primarily due to lower decreases in accounts payable and lower increases in accounts receivable when compared to the same period in 2023. These were slightly offset by higher increases in inventory during the period. Increases in operating assets and liabilities resulting from the Masonite acquisition were not included within operating activities.

Investing activities: Net cash flow used for investing activities increased by $3.1 billion for the six months ended June 30, 2024 compared to the same period in 2023. The increase was driven by the Masonite acquisition and lower proceeds from sale of assets in 2024 due to the Q1 2023 sale of the Santa Clara site.

Financing activities: Net cash flow provided by financing activities increased by $1.7 billion for the six months ended June 30, 2024 compared to the same period in 2023. The increase was driven by proceeds from long-term debt and net proceeds from the Receivables Securitization Facility related to the Masonite acquisition, as well as lower treasury stock repurchases. These were slightly offset by payments related to the Tender Offer to purchase Masonite senior notes.

Derivatives

Please refer to Note 4 of the Consolidated Financial Statements.

Fair Value Measurement

Please refer to Notes 4, 7, 11, and 12 of the Consolidated Financial Statements.

SAFETY

One of our primary objectives is the safety and well-being of our employees. Working safely is an unconditional, organization-wide expectation at Owens Corning, which we believe directly benefits employees’ lives, improves our manufacturing processes and reduces our costs. The Company maintains comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to severe injuries. One of our primary safety measures is the Recordable Incident Rate (“RIR”) as defined by the United States Bureau of Labor Statistics. For the three months ended June 30, 2024, our RIR excluding the impact from our Doors segment as a result of the Masonite acquisition, was 0.46, compared to 0.59 as reported in the same period a year ago. For the six months ended June 30, 2024, our RIR excluding the impact from our Doors segment as a result of the Masonite acquisition, was 0.39 compared to 0.62 as reported in the same period a year ago.
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
•issues related to acquisitions, divestitures and joint ventures or expansions, including the acquisition of Masonite;
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
•our level of indebtedness, including indebtedness incurred in connection with the acquisition of Masonite;
•our liquidity and the availability and cost of credit;
•our ability to achieve expected synergies, cost reductions and/or productivity improvements, including our ability to achieve the strategic and other objectives relating to the Masonite acquisition;
•the level of fixed costs required to run our business;
•levels of goodwill or other indefinite-lived intangible assets;
•price volatility in certain wind energy markets in the U.S.;
•loss of key employees and labor disputes or shortages;
•our ability to successfully integrate the Masonite acquisition;
•our ability to achieve the objectives relating to the strategic review of our glass reinforcements business; and
•defined benefit plan funding obligations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the six months ended June 30, 2024. Please refer to “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II, Item 7A of our 2023 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2024	38		$164.96	—	8,076,945
May 1-31, 2024	93,155		171.88	—	8,076,945
June 1-30, 2024	12,869		172.94	—	8,076,945
Total	106,062	*	$172.01	—	8,076,945

**    The Company retained an aggregate of 106,062 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted share units granted to our employees.
**    On December 1, 2022 the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to an aggregate of 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 0.9 million shares of its common stock for $130 million, inclusive of applicable taxes, during the six months ended June 30, 2024, under the Repurchase Authorization. As of June 30, 2024, 8.1 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION

10b5-1 Plans

On June 13, 2024, Marcio Sandri, the Company's President, Composites, entered into a written plan for the sale of up to 6,101 shares of Company common stock, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. This plan is scheduled to terminate no later than June 6, 2025.

ITEM 6.    EXHIBITS

Exhibit Number	Description

2.1
Arrangement Agreement, dated as of February 8, 2024, among Owens Corning, Masonite International Corporation and MT Acquisition Co ULC (incorporated by reference to Exhibit 2.1 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed by Owens Corning on February 9, 2024).

4.1
Thirteenth Supplemental Indenture, dated as of May 22, 2024, by and between Owens Corning and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Owens Corning's Current Report on From 8-K (File No. 1-33100), filed May 22, 2024).

4.2	Form of 3.50% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to Owen's Corning's Current Report on Form 8-K (File No. 1-33100), filed May 22, 2024).

4.3
Registration Rights Agreement, dated as of May 22, 2024, by and among Owens Corning, Morgan Stanley & Co. LLC and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.3 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed May 22, 2024).

4.4
Fourteenth Supplemental Indenture, dated as of May 31, 2024, by and between Owens Corning and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed May 31, 2024).

4.5	Form of 5.50% Senior Note due 2027 (incorporated by reference to Exhibit 4.2 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed May 31, 2024).

4.6
Fifteenth Supplemental Indenture, dated as of May 31, 2024, by and between Owens Corning and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Owens Corning's Current Report on Form 8-K, (File No. 1-33100), filed May 31, 2024).

4.7	Form of 5.700% Senior Note due 2034 (incorporated by reference to Exhibit 4.4 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed May 31, 2024).

4.8
Sixteenth Supplemental Indenture, dated as of May 31, 2024, by and between Owens Corning and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed May 31, 2024).

4.9	Form 5.950% Senior Note due 2054 (incorporated by reference to Exhibit 4.6 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed May 31, 2024).

10.1
Masonite International Corporation 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to Owens Corning's Registration Statement on Form S-8 (File No. 333-279408), filed May 15, 2024).

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

101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	August 6, 2024	By:	/s/ Todd W. Fister
Todd W. Fister
Chief Financial Officer

Date:	August 6, 2024	By:	/s/ Mari K. Doerfler
Mari K. Doerfler
Vice President and
Controller