Form 10-Q
period 2024-09-30
Owens Corning
filed 2024-11-06
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-33100
______________________________________
Owens Corning
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	43-2109021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Owens Corning Parkway
Toledo, OH 43659
(Address of principal executive offices) (Zip Code)
(419) 248-8000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
______________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 1, 2024, 85,784,321 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

OWENS CORNING AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2024

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
NET SALES	$3,046	$2,479	$8,135	$7,373
COST OF SALES	2,138	1,752	5,680	5,305
Gross margin	908	727	2,455	2,068
OPERATING EXPENSES
Marketing and administrative expenses	279	201	740	612
Science and technology expenses	36	29	101	85
Gain on sale of site	—	—	—	(189)
Other expense, net	84	35	245	77
Total operating expenses	399	265	1,086	585
OPERATING INCOME	509	462	1,369	1,483
Non-operating income	—	(1)	(1)	(1)
EARNINGS BEFORE INTEREST AND TAXES	509	463	1,370	1,484
Interest expense, net	70	17	151	62
EARNINGS BEFORE TAXES	439	446	1,219	1,422
Income tax expense	120	110	318	361
Equity in net earnings of affiliates	2	1	4	2
NET EARNINGS	321	337	905	1,063
Net loss attributable to non-redeemable and redeemable noncontrolling interests	—	—	—	(2)
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$321	$337	$905	$1,065
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic	$3.69	$3.74	$10.38	$11.75
Diluted	$3.65	$3.71	$10.28	$11.64
WEIGHTED AVERAGE COMMON SHARES
Basic	87.0	90.0	87.2	90.6
Diluted	87.9	90.9	88.0	91.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET EARNINGS	$321	$337	$905	$1,063
Other comprehensive income (loss), net of tax:
Currency translation adjustment (net of tax of $0 and $(2) for the three months ended September 30, 2024 and 2023, respectively, and $0 and $(2) for the nine months ended September 30, 2024 and 2023, respectively)	68	(73)	(37)	(33)
Pension and other postretirement adjustment (net of tax of $0 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $0 and $0 for the nine months ended September 30, 2024 and 2023, respectively)	(4)	2	(5)	(1)
Hedging adjustment (net of tax of $0 and $(2) for the three months ended September 30, 2024 and 2023, respectively, and $(3) and $(4) for the nine months ended September 30, 2024 and 2023, respectively)	1	5	11	11
Total other comprehensive income (loss), net of tax	65	(66)	(31)	(23)
COMPREHENSIVE EARNINGS	386	271	874	1,040
Comprehensive loss attributable to non-redeemable and redeemable noncontrolling interests	(1)	(1)	(3)	(4)
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$387	$272	$877	$1,044
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	September 30, 2024	December 31, 2023
CURRENT ASSETS
Cash and cash equivalents	$499	$1,615
Receivables, less allowance of $4 at September 30, 2024 and $11 at December 31, 2023	1,577	987
Inventories	1,596	1,198
Other current assets	191	117
Total current assets	3,863	3,917
Property, plant and equipment, net	4,593	3,841
Operating lease right-of-use assets	473	222
Goodwill	2,867	1,392
Intangible assets, net	2,771	1,528
Deferred income taxes	32	24
Other non-current assets	455	313
TOTAL ASSETS	$15,054	$11,237
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,401	$1,216
Current operating lease liabilities	88	62
Long-term debt - current portion	437	431
Other current liabilities	756	615
Total current liabilities	2,682	2,324
Long-term debt, net of current portion	5,028	2,615
Pension plan liability	69	69
Other employee benefits liability	109	112
Non-current operating lease liabilities	404	165
Deferred income taxes	733	427
Other liabilities	356	315
Total liabilities	9,381	6,027
Redeemable noncontrolling interest	—	25
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid in capital	4,204	4,166
Accumulated earnings	5,541	4,794
Accumulated other comprehensive deficit	(531)	(503)
Cost of common stock in treasury (c)	(3,592)	(3,292)
Total Owens Corning stockholders’ equity	5,623	5,166
Noncontrolling interests	50	19
Total equity	5,673	5,185
TOTAL LIABILITIES AND EQUITY	$15,054	$11,237
(a)10 shares authorized; none issued or outstanding at September 30, 2024 and December 31, 2023
(b)400 shares authorized; 135.5 issued and 85.8 outstanding at September 30, 2024; 135.5 issued and 87.2 outstanding at December 31, 2023
(c)49.7 shares at September 30, 2024 and 48.3 shares at December 31, 2023
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2023	87.2	$1	48.3	$(3,292)	$4,166	$4,794	$(503)	$19	$5,185
Net earnings attributable to Owens Corning	—	—	—	—	—	299	—	—	299
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	—	(1)	—	—	—	(1)
Currency translation adjustment	—	—	—	—	—	—	(41)	(1)	(42)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	5	—	5
Issuance of common stock under share-based payment plans	0.6	—	(0.6)	21	(20)	—	—	—	1
Purchases of treasury stock	(1.1)	—	1.1	(162)	—	—	—	—	(162)
Stock-based compensation expense	—	—	—	—	14	—	—	—	14
Dividends declared (d)	—	—	—	—	—	(52)	—	—	(52)
Balance at March 31, 2024	86.7	$1	48.8	$(3,433)	$4,159	$5,041	$(539)	$18	$5,247
Net earnings attributable to Owens Corning	—	—	—	—	—	285	—	—	285
Net earnings attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	1	1
Currency translation adjustment	—	—	—	—	—	—	(62)	(1)	(63)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	5	—	5
Purchases of non-controlling interest	—	—	—	—	—	—	—	35	35
Issuance of common stock under share-based payment plans	0.3	—	(0.3)	60	(47)	—	—	—	13
Purchases of treasury stock	(0.1)	—	0.1	(18)	—	—	—	—	(18)
Stock-based compensation expense	—	—	—	—	39	—	—	—	39
Fair value of awards included in transaction consideration	—	—	—	—	35	—	—	—	35
Dividends declared (d)	—	—	—	—	—	(53)	—	—	(53)
Balance at June 30, 2024	86.9	$1	48.6	$(3,391)	$4,186	$5,273	$(597)	$53	$5,525
Net earnings attributable to Owens Corning	—	—	—	—	—	321	—	—	321
Return of capital to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Currency translation adjustment	—	—	—	—	—	—	69	(1)	68
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(4)	—	(4)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	1	—	1
Issuance of common stock under share-based payment plans	0.1	—	(0.1)	4	(3)	—	—	—	1
Purchases of treasury stock	(1.2)	—	1.2	(205)	—	—	—	—	(205)
Stock-based compensation expense	—	—	—	—	21	—	—	—	21
Dividends declared (d)	—	—	—	—	—	(53)	—	—	(53)
Balance at September 30, 2024	85.8	$1	49.7	$(3,592)	$4,204	$5,541	$(531)	$50	$5,673
(a)Additional Paid in Capital (“APIC”)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interests (“NCI”)
(d)Quarterly dividend declaration of $0.60 per share as of September 30, 2024, June 30, 2024 and March 31, 2024

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Common Stock Outstanding		Treasury Stock		APIC (a)	Accumulated Earnings	AOCI (b)	NCI (c)	Total
	Shares	Par Value	Shares	Cost
Balance at December 31, 2022	91.9	$1	43.6	$(2,678)	$4,139	$3,794	$(681)	$21	$4,596
Net earnings attributable to Owens Corning	—	—	—	—	—	383	—	—	383
Net earnings attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	—	(1)	—	—	—	(1)
Currency translation adjustment	—	—	—	—	—	—	31	—	31
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Deferred loss on hedging transactions (net of tax)	—	—	—	—	—	—	(1)	—	(1)
Issuance of common stock under share-based payment plans	0.7	—	(0.7)	23	(22)	—	—	—	1
Purchases of treasury stock	(1.8)	—	1.8	(161)	—	—	—	—	(161)
Stock-based compensation expense	—	—	—	—	13	—	—	—	13
Dividends declared (d)	—	—	—	—	—	(48)	—	—	(48)
Balance at March 31, 2023	90.8	$1	44.7	$(2,816)	$4,129	$4,129	$(652)	$21	$4,812
Net earnings attributable to Owens Corning	—	—	—	—	—	345	—	—	345
Net earnings attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	10	(1)	9
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	(2)	—	(2)
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	7	—	7
Issuance of common stock under share-based payment plans	0.1	—	(0.1)	12	—	—	—	—	12
Purchases of treasury stock	(1.1)	—	1.1	(116)	—	—	—	—	(116)
Stock-based compensation expense	—	—	—	—	14	—	—	—	14
Dividends declared (d)	—	—	—	—	—	(47)	—	—	(47)
Balance at June 30, 2023	89.8	$1	45.7	$(2,920)	$4,143	$4,427	$(637)	$20	$5,034
Net earnings attributable to Owens Corning	—	—	—	—	—	337	—	—	337
Net earnings attributable to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	(73)	—	(73)
Pension and other postretirement adjustment (net of tax)	—	—	—	—	—	—	2	—	2
Deferred gain on hedging transactions (net of tax)	—	—	—	—	—	—	5	—	5
Redeemable equity redeemed and changes in subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—	—	—
Issuance of common stock under share-based payment plans	0.1	—	(0.1)	2	(2)	—	—	—	—
Purchases of treasury stock	(1.0)	—	1.0	(145)	—	—	—	—	(145)
Stock-based compensation expense	—	—	—	—	11	—	—	—	11
Dividends declared (d)	—	—	—	—	—	(46)	—	—	(46)
Balance at September 30, 2023	88.9	$1	46.6	$(3,063)	$4,152	$4,718	$(703)	$20	$5,125
(a)Additional Paid in Capital (“APIC”)
(b)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(c)Noncontrolling Interests (“NCI”)
(d)Quarterly dividend declaration of $0.52 per share as of September 30, 2023, June 30, 2023 and March 31, 2023
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2024	2023
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$905	$1,063
Adjustments to reconcile net earnings to cash from operating activities:
Depreciation and amortization	483	446
Deferred income taxes	(55)	40
Stock-based compensation expense	74	38
Gains on sale of certain precious metals	(19)	(2)
Gain on sale of site	—	(189)
Other adjustments to reconcile net earnings to cash from operating activities	(8)	23
Changes in operating assets and liabilities	(147)	(384)
Pension fund contribution	(4)	(4)
Payments for other employee benefits liabilities	(8)	(8)
Other	(5)	(2)
Net cash flow provided by operating activities	1,216	1,021
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(450)	(390)
Proceeds from the sale of assets or affiliates	114	189
Investment in subsidiaries and affiliates, net of cash acquired	(2,857)	(6)
Other	—	(12)
Net cash flow used for investing activities	(3,193)	(219)
NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Proceeds from long-term debt	1,968	—
Payments on long-term debt	(473)	—
Proceeds from senior revolving credit and receivables securitization facilities	560	—
Payments on senior revolving credit and receivables securitization facilities	(560)	—
Proceeds from term loan borrowing	2,784	—
Payments on term loan borrowing	(2,800)	—
Dividends paid	(156)	(142)
Purchases of treasury stock	(388)	(419)
Finance lease payments	(29)	(24)
Other	(5)	—
Net cash flow provided by (used for) financing activities	901	(585)
Effect of exchange rate changes on cash	(28)	8
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,104)	225
Cash, cash equivalents and restricted cash at beginning of period	1,623	1,107
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$519	$1,332
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
Revenue Recognition
As of December 31, 2023, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $101 million, of which $19 million was recognized as revenue in the first nine months of 2024. As of September 30, 2024, our contract liability balances totaled $115 million.
As of December 31, 2022, our contract liability balances totaled $89 million, of which $17 million was recognized as revenue in the first nine months of 2023. As of September 30, 2023, our contract liability balances totaled $96 million.
Cash, Cash Equivalents and Restricted Cash
On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $20 million as of September 30, 2024, $9 million as of September 30, 2023 and $8 million as of December 31, 2023 and December 31, 2022. Restricted cash primarily represents cash we have placed as collateral for standby letters of credit and amounts received from a counterparty related to its performance assurance on an executory contract. The letters of credit guarantee payment to third parties in the event the Company is in breach of contract terms as detailed in each letter of credit. The amounts received from a counterparty are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion. These amounts are included in Other current assets on the Consolidated Balance Sheets.
Accounts Receivable
Our customers consist mainly of distributors, home centers, contractors and retailers. Two of our largest customers accounted for 23% and 15%, respectively, of consolidated accounts receivable as of September 30, 2024 and 11% and 11%, respectively, of consolidated accounts receivable as of December 31, 2023.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
1.    GENERAL (continued)

Related Party Transactions
In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $20 million and $85 million for the three and nine months ended September 30, 2024, respectively, and $22 million and $72 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, amounts due to the related party supplier were $3 million and $5 million, respectively.
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
The Company’s confirmed outstanding obligations under the Programs totaled $180 million and $211 million as of September 30, 2024 and December 31, 2023, respectively. The amounts of invoices paid under the Programs totaled $405 million and $454 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
Strategic Actions
On February 9, 2024, the Company announced the decision to review strategic alternatives for its global glass reinforcements (“GR”) business, consistent with our strategy to focus on building and construction materials. The GR business, which operates within our Composites segment, supplies a wide variety of glass fiber products for applications in wind energy, infrastructure, industrial, transportation, and consumer markets. The GR business generates annual revenues of approximately $1.3 billion. While a range of options are under consideration, including a potential sale, spin-off or other strategic option, there can be no assurance that the strategic review will result in any transaction or other outcome. During the first nine months of 2024, the Company incurred $33 million of costs related to this review.

Accounting Policies
There have been no changes in the significant accounting policies from those that were disclosed in the 2023 Form 10-K.
Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. Accounting estimates and assumptions discussed in this section are those considered to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. There have been no material changes to our critical accounting estimates previously disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as follows:

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
1.    GENERAL (continued)

Fair values of assets acquired and liabilities assumed in acquisitions — Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. We apply significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involves the use of significant estimates and assumptions. Changes in these judgments or estimates can have a material impact on the valuation of the respective assets and liabilities acquired and our results of operations in periods after acquisition. The allocation of the purchase price is preliminary for up to one year after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. See Note 7 of the Consolidated Financial Statements for further information on the fair values of assets acquired and liabilities assumed in recent business combinations, as well as the measurement period adjustments to the purchase price allocation.
Goodwill Impairment Assessment — When it is determined necessary for the Company to perform the quantitative impairment process for goodwill, we estimate fair value using a discounted cash flow approach from the perspective of a market participant, as well as the market approach. For the market approach, we use market multiples derived from a set of similar companies.

Accounting Pronouncements
The following table summarizes recent Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") that could have an impact on the Company's Consolidated Financial Statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently issued standards:
ASU 2024-01 "Compensation - Stock Compensation" (Topic 718): Scope Application of Profits Interest and Similar Awards	This amendment adds an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718.	Fiscal years beginning after December 15, 2024	We do not believe the adoption of this guidance will have a material effect on our Consolidated Financial Statements.
ASU 2024-02 "Codification Improvements - Amendments to Remove References to the Concepts Statements"	Amendments in this update remove references to various FASB Concepts Statements.	Fiscal years beginning after December 15, 2024	We do not believe the adoption of this guidance will have a material effect on our Consolidated Financial Statements.
ASU 2024-03 "Income Statement – Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40)"	The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses.	Fiscal years beginning after December 15, 2026	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statements. We do not believe the adoption of this guidance will have a material effect on our results of operations.
ASU 2023-06 “Disclosure Improvements”	The amendments in this update modify the disclosure or presentation requirements of a variety of Topics.	The effective date for each topic is contingent on future SEC rule setting.	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”	The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	Fiscal years beginning after December 15, 2023	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”	This standard modifies the rate reconciliation and income taxes paid disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as requiring income taxes paid to be disaggregated by jurisdiction.	Fiscal years beginning after December 15, 2024	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statements. We do not believe the adoption of this guidance will have a material effect on our results of operations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2.    SEGMENT INFORMATION
As a result of our acquisition of Masonite International Corporation, which was completed on May 15, 2024, the Company now has four reportable segments: Roofing, Insulation, Doors, and Composites. Accounting policies for the segments are the same as those for the Company. The Company’s four reportable segments are defined as follows:
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
Doors – Within our new Doors segment, the Company manufactures and sells interior and exterior doors and door systems primarily used in residential construction.
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

	For the three months ended September 30, 2024
Reportable Segments	Roofing	Insulation	Doors	Composites	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$1,019	$416	$445	$122	$(82)	$1,920
U.S. commercial and industrial	43	195	—	181	(2)	417
Total United States	1,062	611	445	303	(84)	2,337
Europe	—	183	57	107	(1)	346
Asia-Pacific	—	34	—	94	—	128
Rest of world	16	118	71	30	—	235
NET SALES	$1,078	$946	$573	$534	$(85)	$3,046

	For the three months ended September 30, 2023
Reportable Segments	Roofing	Insulation	Doors	Composites	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$1,009	$351	$—	$98	$(82)	$1,376
U.S. commercial and industrial	49	218	—	201	(2)	466
Total United States	1,058	569	—	299	(84)	1,842
Europe	5	191	—	115	(1)	310
Asia-Pacific	—	37	—	111	—	148
Rest of world	21	116	—	42	—	179
NET SALES	$1,084	$913	$—	$567	$(85)	$2,479

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2.    SEGMENT INFORMATION (continued)

	For the nine months ended September 30, 2024
Reportable Segments	Roofing	Insulation	Doors	Composites	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$2,991	$1,177	$689	$360	$(249)	$4,968
U.S. commercial and industrial	100	606	—	536	(7)	1,235
Total United States	3,091	1,783	689	896	(256)	6,203
Europe	—	543	87	347	(2)	975
Asia-Pacific	—	98	1	265	—	364
Rest of world	49	342	107	95	—	593
NET SALES	$3,140	$2,766	$884	$1,603	$(258)	$8,135

	For the nine months ended September 30, 2023
Reportable Segments	Roofing	Insulation	Doors	Composites	Eliminations	Consolidated
Disaggregation Categories
U.S. residential	$2,902	$1,045	$—	$270	$(230)	$3,987
U.S. commercial and industrial	113	647	—	656	(6)	1,410
Total United States	3,015	1,692	—	926	(236)	5,397
Europe	13	586	—	387	(2)	984
Asia-Pacific	1	109	—	334	—	444
Rest of world	73	350	—	125	—	548
NET SALES	$3,102	$2,737	$—	$1,772	$(238)	$7,373
Sales to major customers - The Company had two customers that exceeded 10% of consolidated net sales for the nine months ended September 30, 2024. The first customer, which is a customer of both the Roofing and Insulation segments, accounted for approximately 12% of the Company's consolidated net sales for the nine months ended September 30, 2024 and September 30, 2023. The second customer, which is a customer of the Roofing, Insulation and Doors segments, accounted for approximately 12% of the Company's consolidated net sales for the nine months ended September 30, 2024. This customer's sales did not exceed 10% during the nine months ended September 30, 2023.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2.    SEGMENT INFORMATION (continued)

The following table summarizes EBIT by segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reportable Segments
Roofing	$359	$343	$1,018	$890
Insulation	183	150	527	469
Doors	36	—	70	—
Composites	61	80	168	216
Total reportable segments	639	573	1,783	1,575
Restructuring costs	(1)	(41)	(62)	(106)
Gain on sale of Santa Clara, California site	—	—	—	189
Gains on sale of certain precious metals	19	—	19	2
Paroc marine recall	(1)	(14)	(8)	(14)
Strategic review-related charges	(16)	—	(33)	—
Acquisition-related transaction costs	(2)	—	(49)	—
Acquisition-related integration costs	(53)	—	(74)	—
Impairment of venture investment	(13)	—	(13)	—
Recognition of acquisition inventory fair value step-up	(6)	—	(18)	—
General corporate expense and other	(57)	(55)	(175)	(162)
Total corporate, other and eliminations	(130)	(110)	(413)	(91)
EBIT	$509	$463	$1,370	$1,484
3.    INVENTORIES
Inventories consist of the following (in millions):

	September 30, 2024	December 31, 2023
Finished goods	$842	$742
Materials and supplies	754	456
Total inventories	$1,596	$1,198

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2024 and December 31, 2023, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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
The following table presents the fair value of derivatives and hedging instruments and their respective location on the Consolidated Balance Sheets (in millions):

		Fair Value at
	Location	September 30, 2024	December 31, 2023
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps	Other current assets	$1	$—
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps	Other current liabilities	$2	$15
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$1	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$1	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2024	2023	2024	2023
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of loss reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$2	$10	$16	$42
Treasury interest rate lock:
Amount of gain reclassified from AOCI (as defined below) into earnings (a)	Interest expense, net	$1	$—	$1	$—
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of (gain) loss recognized in earnings (b)	Other expense, net	$—	$—	$(4)	$4
(a)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(b)(Gains)/losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expense, net. Please refer to the “Other Derivatives” section below for additional detail.
Consolidated Statements of Comprehensive Earnings Activity
The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings (in millions):

		Amount of Gain Recognized in Comprehensive Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Type	Derivative Financial Instrument	2024	2023	2024	2023
Cash flow hedge	Natural gas forward swaps	$1	$6	$14	$14
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of September 30, 2024, the notional amounts of these natural gas forward swaps were 7 million MMBtu (or MMBtu equivalent) based on U.S. and European indices. The Company has designated these natural gas forward swaps as cash flow hedges, with the last hedge maturing no later than December 2025. A net unrecognized loss of $1 million related to these natural gas forward swaps was included in AOCI as of September 30, 2024, $1 million of which is expected to be reclassified into earnings within the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4.    DERIVATIVE FINANCIAL INSTRUMENTS (continued)

In 2020, the Company entered into a $175 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with the anticipated issuance of certain 10-year fixed rate senior notes. The Company designated this forward U.S. Treasury rate lock agreement, which expired on December 15, 2022, as a cash flow hedge. The locked fixed rate of this agreement was 0.994%. In September 2022, a gain of $6 million was recognized as a result of a change in the forecasted issuance of certain senior notes. In December 2022, the Company received cash of $37 million upon the settlement of the rate lock agreement, of which $31 million will be amortized as a component of interest expense upon the future issuance of senior notes. In May 2024, the Company issued new senior notes and began amortizing the $31 million over the life of the Company's 5.700% senior notes due 2034, of which $1 million was recognized during the nine months ended September 30, 2024. The unrecognized gain of $30 million was included in AOCI as of September 30, 2024.

Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of September 30, 2024, the Company had notional amounts of $131 million for non-designated derivative financial instruments related to foreign currency exposures in United States Dollars primarily related to the Indian Rupee, Brazilian Real, Korean Won, Chinese Yuan, Hong Kong Dollar, and the Japanese Yen. In addition, the Company had notional amounts of $78 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Złoty, Danish Krone, Norwegian Krone and the Chinese Yuan.
5.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.
During the third quarter of 2024, the Company performed its quarterly assessment to identify potential indicators of impairment for each of its reporting units. Among qualitative and quantitative factors considered, management reviewed key assumptions and information, including updated macroeconomic indicators that impact the markets we serve, and financial forecast information for each reporting unit.
The annual impairment tests performed in the fourth quarter of 2023 indicated that the business enterprise value of the Composites reporting unit exceeded its carrying value by approximately 5%. Given this narrow cushion of Composites reporting unit fair value in excess of carrying value and the ongoing strategic review of the glass reinforcements business, the Company performed an interim goodwill impairment test as of September 30, 2024 for the Composites reporting unit. The interim testing indicated that the business enterprise value of the Composites reporting unit exceeded its carrying value by less than 10%. There is uncertainty as to the outcome of the strategic review of our glass reinforcements business and the macroeconomic factors that impact this reporting unit. The likelihood of a future impairment could be increased by a sustained downturn in these macroeconomic factors, a change in the long-term revenue growth or profitability for this reporting unit, or the outcome of the strategic review.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5.     GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The changes in the net carrying value of goodwill by segment are as follows (in millions):

	Roofing	Insulation	Doors	Composites	Total
Gross carrying amount at December 31, 2023	$395	$1,520	$—	$425	$2,340
Acquisitions (see Note 7)	—	—	1,473	—	1,473
Foreign currency translation	1	3	—	—	4
Gross carrying amount at September 30, 2024	396	1,523	1,473	425	3,817

Accumulated impairment losses at December 31, 2023	—	(948)	—	—	(948)
Foreign currency translation	—	(2)	—	—	(2)
Accumulated impairment losses at September 30, 2024	—	(950)	—	—	(950)

Balance, net of impairment, at September 30, 2024	$396	$573	$1,473	$425	$2,867
Other Intangible Assets
The Company amortizes the cost of other intangible assets over their estimated useful lives which, individually, range up to 25 years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets.
Other intangible assets consist of the following (in millions):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trademarks and trade names	$1,232	$—	$1,232	$992	$—	$992
Amortizable intangible assets
Customer relationships	1,595	(349)	1,246	614	(283)	331
Technology	432	(233)	199	326	(203)	123
Trademarks and trade names	31	(3)	28	12	(2)	10
Other (a)	67	(1)	66	74	(2)	72
Total other intangible assets	$3,357	$(586)	$2,771	$2,018	$(490)	$1,528
(a) Other primarily includes emissions rights.

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

The following table presents the carrying values of these assets as of September 30, 2024:

Trademarks and trade names	September 30, 2024
European building and technical insulation trade name	$91
Global cellular glass insulation trademark	$80
Amortization expense for intangible assets for the three and nine months ended September 30, 2024 was $42 million and $97 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2023 was $28 million and $70 million, respectively. Amortization expense for intangible assets is estimated to be $31 million for the remainder of 2024.
The estimated amortization expense for intangible assets for the next five fiscal years ended December 31 is as follows (in millions):

Period	Amortization
2025	$150
2026	$136
2027	$127
2028	$126
2029	$112
6.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in millions):

	September 30, 2024	December 31, 2023
Land	$225	$168
Buildings and leasehold improvements	1,549	1,263
Machinery and equipment	6,203	5,402
Construction in progress	504	665
Property, plant and equipment, gross	8,481	7,498
Accumulated depreciation	(3,888)	(3,657)
Property, plant and equipment, net	$4,593	$3,841
Machinery and equipment include certain precious metals used in our production tooling, which comprise approximately 7% and 10% of total machinery and equipment as of September 30, 2024 and December 31, 2023, respectively. Precious metals used in our production tooling are depleted as they are consumed during the production process, which typically represents an annual expense of approximately 2% of the outstanding carrying value.
Our production tooling needs in our Composites segment are changing due to a strategic shift in the Company's metal ownership portfolio, as well as, in response to changes in economic and technological factors. As a result, the Company sold certain precious metals resulting in gains of $19 million for the three and nine months ended September 30, 2024. These gains are included in Other expense, net on the Consolidated Statements of Earnings and are reflected in the Corporate, Other and Eliminations reporting category. The cash proceeds from the sales are included in Net cash flow used for investing activities in the Consolidated Statements of Cash Flow.

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
Masonite's operating results and preliminary purchase price allocation have been included in the Company's newly established Doors reportable segment from May 15, 2024, the effective date of the Arrangement, within the Consolidated Financial Statements. Masonite contributed revenues of $884 million and earnings of $54 million to the Company for the period from May 15, 2024 to September 30, 2024. Please refer to Note 2 of the Consolidated Financial Statements for further information.
For the three and nine months ended September 30, 2024, the Company incurred $2 million and $49 million of transaction costs, respectively, related to the Arrangement. These expenses are included in Other expense, net on the Company's consolidated statement of earnings.
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
The Company has applied the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, and recognized assets acquired and liabilities assumed at their fair values as of the effective date of the Arrangement, with the excess purchase consideration recorded to goodwill. The Company has not yet finalized the valuation of the assets acquired and liabilities assumed as of September 30, 2024. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities, and during the three months ended September 30, 2024, the Company recorded measurement period adjustments to the purchase price allocation. Additional adjustments may be recorded to the fair value of intangible assets, property, plant and equipment, goodwill and deferred income taxes among other items during the measurement period, a period not to exceed 12 months from the acquisition date.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7.    ACQUISITIONS (continued)

The following table summarizes the preliminary acquisition date fair value net of measurement period adjustments of net tangible and intangible assets acquired, net of liabilities assumed as part of the Arrangement (in millions):

	As originally reported	Measurement period adjustments	As adjusted
Cash and cash equivalents	$282	$—	$282
Receivables, net	330	—	330
Inventories	379	—	379
Other current assets	82	—	82
Property, plant and equipment, net	861	—	861
Operating lease right-of-use assets	253	—	253
Intangible assets	1,579	(221)	1,358
Deferred income taxes	14	—	14
Other non-current assets	91	—	91
Total assets	3,871	(221)	3,650
Accounts payable	196	—	196
Current operating lease liabilities	28	—	28
Other current liabilities	187	(3)	184
Long-term debt	867	—	867
Non-current operating lease liabilities	235	—	235
Deferred income taxes	413	(56)	357
Other non-current liabilities	32	3	35
Net assets acquired	1,913	(165)	1,748
Non-controlling interest	(35)	—	(35)
Goodwill	1,308	165	1,473
Total net assets acquired	$3,186	$—	$3,186
The details on the methodology and significant inputs used for fair value of valuation are outlined below.
Goodwill
Preliminary purchase consideration allocation resulted in $1.5 billion in goodwill. During the three months ended September 30, 2024 the Company increased the value of goodwill by $165 million as a result of measurement period adjustments. The goodwill is not deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition.
Receivables
The fair value of receivables acquired is $330 million, with the gross contractual amount being $331 million. The Company expects $1 million to be uncollectible.
Inventory
The fair value of inventory was determined by the market selling price of the inventory, less the remaining manufacturing and selling costs and a normal profit margin on those manufacturing and selling efforts. The fair value of inventory has been stepped up by $18 million, this amount has been fully amortized to Cost of Sales as the inventory was sold.

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
Intangible Assets
The preliminary fair value of acquired intangible assets is $1.4 billion. During the three months ended September 30, 2024, the Company reduced the value of acquired intangibles by $221 million, as we continue to obtain information used to determine the fair value during the measurement period. There were no material impacts to the Consolidated Statements of Earnings as a result of this adjustment. The fair value of customer relationships was determined using the multi-period excess earnings method. Key assumptions under this method are future cash flow estimates, customer attrition, discount rate, contributory asset charges and tax amortization benefits. The fair value of trade names were determined using the relief from royalty method. Key assumptions under this method are future cash flow estimates, royalty rate, discount rate and tax amortization benefits.

	Estimated Useful Life (in years)	Preliminary Estimated Asset Fair Value (in millions)
Customer relationships	10 - 21	$979
Technology	5	120
Trademarks and trade names (indefinite-lived)	Indefinite	240
Trademarks and trade names	10	19
Identifiable intangible assets, net		$1,358
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7.    ACQUISITIONS (continued)

Pro Forma Financial Information
The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended and the nine months ended September 30, 2024 and 2023, assuming the acquisition had occurred on January 1, 2023 (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$3,046	$3,099	$9,035	$9,275
Net earnings	$327	$339	$1,004	$993
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
Significant adjustments to the pro forma financial information are as follows:
1.Net sales were decreased for the three months ended September 30, 2023 by $83 million and for the nine months ended September 30, 2023 and 2024 by $268 million and $119 million, respectively, to remove the sales of the Architectural segment that was sold by Masonite prior to the close of the Arrangement.
2.Net earnings were decreased by $19 million for the three months ended September 30, 2023 and by $68 million and $14 million for the nine months ended September 30, 2023 and 2024, respectively, to reflect increased amortization expense related to the fair value of identified amortizable intangible assets.
3.Net earnings were adjusted by $56 million, for the nine months ended September 30, 2024, to remove transaction costs incurred by Masonite.
4.Net earnings were increased for the three months ended September 30, 2024 by $2 million and were adjusted by $49 million each, for the nine months ended September 30, 2023 and 2024, to move transaction costs incurred by the Company to the beginning of the comparative period.
5.Net earnings were decreased by $29 million for the three months ended September 30, 2023 and by $78 million and $49 million for the nine months ended September 30, 2023 and 2024, respectively, to reflect the interest expense, discount amortization, and capitalized financing cost amortization for the 2027, 2034 and 2054 senior notes that were issued to pay off the 364-Day Credit Facility.
6.Net earnings were increased by $14 million and decreased by $2 million for the three months ended September 30, 2023 and 2024, respectively, to give effect to the tax impact of pro forma adjustments. Net earnings were increased by $60 million and decreased by $88 million for the nine months ended September 30, 2023 and 2024, respectively, to give effect to the tax impact of pro forma adjustments.
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
9.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of our 2023 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows (in millions):

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$97	$88
Amounts accrued for current year	15	18
Acquired obligations	4	—
Settlements of warranty claims	(17)	(10)
Ending balance	$99	$96
10.    RESTRUCTURING, ACQUISITION AND DIVESTITURE-RELATED COSTS
The Company may incur restructuring, transaction and integration costs related to acquisitions and divestitures, and may incur restructuring and other exit costs in connection with its global cost reduction, product line and productivity initiatives and the Company’s growth strategy.
ACQUISITION-RELATED TRANSACTION COSTS
During the first nine months of 2024, the Company incurred $49 million of transaction costs related to its recently completed acquisition of Masonite. Please refer to Note 7 of the Consolidated Financial Statements for further information.
ACQUISITION-RELATED INTEGRATION COSTS
During the first nine months of 2024, the Company incurred $74 million of integration costs related to its recently completed acquisition of Masonite. Please refer to Note 7 of the Consolidated Financial Statements for further information.
RESTRUCTURING RELATED COSTS
Acquisition-Related Restructuring
Following the acquisition of Masonite, within the Company's Doors segment, the Company took actions to realize expected synergies from the newly acquired operations. During the nine months ended 2024, the Company recorded $45 million of charges, of which $23 million were non-cash charges, primarily related to the accelerated vesting of equity awards and $22 million of cash charges, primarily related to severance. The Company is continuing to review synergies as a result of this acquisition and expects to incur a material amount of incremental costs throughout 2024 and into future years.

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
During the first nine months of 2024, the Company recorded $10 million of charges, of which $8 million were non-cash charges, primarily related to accelerated depreciation and $2 million of cash charges, primarily related to severance and other exit costs.
Protective Packaging Exit
In May 2023, the Company made the decision to exit the Protective Packaging business within the Roofing segment, including the production and sale of wood packaging, metal packaging and custom products. Exiting Protective Packaging allowed the Company to focus resources on the growth of its building materials products, which supports the future growth aspirations of the enterprise. With the exit of the Protective Packaging business, the Company closed its plants in Dorval, Quebec and Mission, British Columbia, Canada. The Company also ceased operations at its Qingdao, China facility.
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
During the first nine months of 2024, the Company recorded $4 million of charges, primarily related to other exit costs. The Company does not expect to recognize significant incremental costs related to these actions.
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
During the first nine months of 2024, the Company did not incur any charges relating to this project. The Company does not expect to incur any future charges.
European Operating Structure Optimization
In March 2023, the Company took actions to optimize the operating structure of its segments across Europe to increase its competitiveness. These actions are expected to result in cumulative costs of approximately $20 million, primarily related to severance and other exit costs. During the first nine months of 2024, the Company recorded $3 million of charges primarily related to severance. The Company does not expect to recognize significant incremental costs related to these actions.
Composites Strategic Realignment Actions
On July 1, 2022, the Company finalized the sale of the European portion of the DUCS product line located in Chambéry, France, within the Composite’s segment. The Company recorded a pre-tax charge of $30 million in Other expense, net on the Consolidated Statements of Earnings in 2022 to reflect the fair value less cost to sell the assets. The Company also took actions to convert the DUCS manufacturing facilities located in Anderson, South Carolina and Kimchon, Korea to produce other glass fiber products needed to support our growth strategy in building and construction applications. During the first nine months of 2024, the Company did not incur any charges relating to this project and does not expect any future charges.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. RESTRUCTURING, ACQUISITION AND DIVESTITURE-RELATED COSTS (continued)

Roofing Restructuring Actions
In December 2021, the Company took actions to restructure operations within the Roofing segment’s components product line by relocating production assets from China to India, which allowed the business to optimize its manufacturing network and support a tariff mitigation strategy. During the first nine months of 2024, the Company did not incur any charges relating to this project and does not expect any further charges.
Santa Clara Insulation Site
During the third quarter of 2021, the Company entered into a sales agreement for the Company’s Insulation site in Santa Clara, California, as part of the Company’s ongoing strategy to operate a flexible, cost-efficient manufacturing network and geographically locate its assets to better serve its customers. On March 3, 2023, the Company finalized the sale of this site for total proceeds of $234 million, net of transaction fees. Total proceeds included a non-refundable deposit of $50 million received in the third quarter of 2021. During the first nine months of 2024, the Company did not incur any charges relating to this project and does not expect any further charges.
Consolidated Statements of Earnings Classification
The following table presents the impact and respective location of total restructuring, acquisition and divestiture-related costs on the Consolidated Statements of Earnings, which are included within Corporate, Other and Eliminations (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of cost	Location	2024	2023	2024	2023
Accelerated depreciation	Cost of sales	$(1)	$(23)	$(8)	$(46)
Other exit costs	Cost of sales	(1)	(7)	(6)	(15)
Other exit costs	Marketing and administrative expenses	—	—	(1)	(1)
Severance	Other expense, net	1	—	(47)	(25)
Other exit costs	Other expense, net	—	—	—	(1)
Accelerated amortization	Other expense, net	—	(11)	—	(18)
Acquisition-related transaction costs	Other expense, net	(2)	—	(49)	—
Acquisition-related integration costs	Other expense, net	(53)	—	(74)	—
Gain on sale of Santa Clara, California site	Gain on sale of site	—	—	—	189
Total restructuring, acquisition and divestiture-related (costs) gains		$(56)	$(41)	$(185)	$83

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. RESTRUCTURING, ACQUISITION AND DIVESTITURE-RELATED COSTS (continued)

Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company’s restructuring activities (in millions):

	September 30, 2024
	Acquisition-related Restructuring	Global Composites Restructuring	Protective Packaging Exit	Wabash Facility Closure	European Operating Structure Optimization
Balance at December 31, 2023	$—	$12	$1	$3	$6
Restructuring costs	45	10	4	—	3
Payments	(21)	(4)	(3)	(3)	(4)
Accelerated depreciation and other non-cash items	(23)	(8)	(2)	—	—
Balance at September 30, 2024	$1	$10	$—	$—	$5
Cumulative charges incurred	$45	$26	$82	$33	$15
As of September 30, 2024, the remaining liability balance was comprised of $16 million, inclusive of $2 million of non-current severance and $14 million of severance the Company expects to pay over the next twelve months.

	September 30, 2023
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11.    DEBT
Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows (in millions):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.200% senior notes, net of discount and financing fees, due 2024	$400	100%	$399	99%
3.400% senior notes, net of discount and financing fees, due 2026	399	99%	398	96%
5.500% senior notes, net of discount and financing fees, due 2027	497	103%	N/A	N/A
5.375% senior notes, net of discount and financing fees, due 2028	29	100%	N/A	N/A
3.950% senior notes, net of discount and financing fees, due 2029	447	98%	447	95%
3.500% senior notes, net of discount and financing fees, due 2030	2	89%	N/A	N/A
3.500% senior notes, net of discount and financing fees, due 2030	336	95%	N/A	N/A
3.875% senior notes, net of discount and financing fees, due 2030	298	97%	298	94%
5.700% senior notes, net of discount and financing fees, due 2034	789	106%	N/A	N/A
7.000% senior notes, net of discount and financing fees, due 2036	369	117%	369	116%
4.300% senior notes, net of discount and financing fees, due 2047	589	85%	589	88%
4.400% senior notes, net of discount and financing fees, due 2048	391	85%	391	87%
5.950% senior notes, net of discount and financing fees, due 2054	683	106%	N/A	N/A
Various finance leases, due through 2050 (a)	236	100%	154	100%
Other	—	N/A	1	N/A
Total long-term debt	5,465	N/A	3,046	N/A
Less – current portion of senior notes	400	100%	399	99%
Less – current portion of finance leases and other (a)	37	100%	32	100%
Long-term debt, net of current portion	$5,028	N/A	$2,615	N/A
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
The Company issued $400 million of 2024 senior notes on November 12, 2014. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2015. A portion of the proceeds from these notes was used to repay $242 million of our 2016 senior notes and $105 million of our 2019 senior notes. The remaining proceeds were used to pay down our Senior Revolving Credit Facility (as defined below), finance general working capital needs, and for general corporate purposes. As of September 30, 2024, the $400 million outstanding principal related to the 2024 senior notes was recorded in Long-term debt - current portion on the Consolidated Balance Sheets.
The Company issued $550 million of 2036 senior notes on October 31, 2006. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2007. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.
Collectively, the Company's senior notes above, other than the Masonite 2028 notes or the Masonite 2030 notes, are referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2024.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of September 30, 2024. Please refer to the Credit Facility Utilization section below for liquidity information as of September 30, 2024.
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
The RPA contains various covenants, including a maximum allowed leverage ratio that the Company believes are usual and customary for a securitization facility. The Company was in compliance with these covenants as of September 30, 2024. Please refer to the Credit Facility Utilization section below for liquidity information as of September 30, 2024.
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
On May 15, 2024, the Company initially borrowed $295 million on the Receivables Securitization Facility, which was used to pay down a portion of the 364-Day Credit Facility. Subsequent to the May 15, 2024 borrowing, the Company repaid and re-borrowed on the Receivables Securitization Facility throughout the second and third quarter to pay down portions of the 364-Day Credit Facility. As of September 30, 2024, there is no outstanding balance on the Receivables Securitization Facility. Please refer to the Credit Facility Utilization section below for liquidity information as of September 30, 2024.
364-Day Credit Facility
On March 1, 2024, the Company entered into an unsecured term loan agreement in an aggregate principal amount of $3.0 billion, which matures 364 days after the facility is initially funded with a single drawing (the “364-Day Credit Facility”).
In May 2024, to fund a portion of the purchase of Masonite, the Company borrowed $2.8 billion using Term SOFR plus a spread on the 364-Day Credit Facility. As a result of the borrowing, the Company incurred approximately $16 million of financing fees which were amortized to Interest expense, net on the Consolidated Statements of Earnings. During the second quarter, the Company completely repaid the 364-Day Credit Facility with a combination of issuance of new senior notes, borrowings on the Receivables Securitization Facility and cash on hand. Based on terms of the agreement, no further amounts can be drawn.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11.    DEBT (continued)

Credit Facility Utilization

The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at September 30, 2024
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$1,000	$300
Collateral capacity limitation on availability	N/A	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$996	$299
Short-Term Debt
Short-term borrowings were less than $1 million and $1 million as of September 30, 2024 and December 31, 2023, respectively. Short-term borrowings consisted of various operating lines of credit. The weighted average interest rate on all short-term borrowings was approximately 4.0% and 5.1% as of September 30, 2024 and December 31, 2023, respectively.

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
The following table presents the components of net periodic pension cost (in millions):

	Three Months Ended September 30,
	2024			2023
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$1	$—	$1	$1	$—	$1
Interest cost	4	3	7	8	4	12
Expected return on plan assets	(5)	(3)	(8)	(10)	(4)	(14)
Amortization of actuarial loss	1	1	2	1	1	2
Net periodic pension cost	$1	$1	$2	$—	$1	$1

	Nine Months Ended September 30,
	2024			2023
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Components of Net Periodic Pension Cost
Service cost	$2	$2	$4	$2	$2	$4
Interest cost	13	10	23	24	12	36
Expected return on plan assets	(17)	(10)	(27)	(30)	(11)	(41)
Amortization of actuarial loss	2	3	5	4	2	6
Net periodic pension cost	$—	$5	$5	$—	$5	$5
The Company expects to contribute $20 million in cash to its defined benefit pension plans during 2024. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements. The Company made cash contributions of $4 million to its defined benefit pension plans during the nine months ended September 30, 2024.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12.    PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS (continued)

The following table provides the components of net periodic postretirement benefit income for U.S. plans for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of Net Periodic Postretirement Benefit Income
Service cost	$—	$—	$—	$—
Interest cost	1	1	4	4
Amortization of actuarial gain	(2)	(2)	(6)	(6)
Net periodic postretirement benefit income	$(1)	$(1)	$(2)	$(2)
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
During the second quarter of 2023, the Company’s subsidiary, Paroc Group OY (“Paroc”), which the Company acquired in 2018, notified the appropriate European maritime regulatory authorities that specific products in its marine insulation product line may not meet certain fire safety requirements in accordance with their certifications. Paroc voluntarily withdrew these specific products from the market, issued recalls, and suspended distribution and sales of these products (the “Recalled Products”). Paroc continues to cooperate with the applicable regulatory and government authorities and work with its customers and end-users to assist with remediation for the recall. During the first quarter of 2024, the Company discovered potential nonconformances relating to two other marine insulation product lines. In April 2024, Paroc suspended sales of these marine insulation products as a precautionary measure while it reviews the potential nonconformances, but has not issued recalls. The Company has included an estimated liability for expected future costs related to the Recalled Products on its Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023. The estimated liability is primarily based on assumptions related to the estimated costs of the remedy for the Recalled Products. At this time, we cannot estimate a range of loss for any additional costs related to the Recalled Products that exceed the current estimated liability. We reevaluate these assumptions each period, and the related liability may be adjusted when factors indicate that the liability is either not sufficient to cover or exceeds the estimated costs related to the Recalled Products. Based on the factors currently known, we believe the appropriate liability has been established at this time. It is reasonably possible that additional costs related to the Recalled Products could be incurred that exceed the estimated liability by amounts that could be material to our Consolidated Financial Statements.
As part of its review of the Paroc insulation product portfolio, the Company discovered potential nonconformances relating to certain ventilation duct and steel beam insulation products. In January and September 2024, Paroc suspended sales of the affected insulation products as a precautionary measure while it reviews the potential nonconformances, but has not issued recalls. We expect to incur costs associated with the resolution of this matter. The amount or range of any potential loss cannot be reasonably estimated at this time. The Company is continuing its review.

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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
13.    CONTINGENT LIABILITIES AND OTHER MATTERS (continued)

Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of September 30, 2024, the Company was involved with a total of 23 sites worldwide, including 9 Superfund and state or country equivalent sites and 14 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.
Remediation activities generally involve a potential range of activities and costs related to soil, groundwater, and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning reasonably estimates the costs of remediation to be paid over a period of years. The Company accrues an amount on an undiscounted basis, when a liability is probable and reasonably estimable. Actual cost may differ from these estimates for the reasons mentioned above. At September 30, 2024, the Company had an accrual totaling $4 million for these costs, of which the current portion is $2 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
14.    STOCK COMPENSATION
Description of the Plan
On April 20, 2023, the Company’s stockholders approved the Owens Corning 2023 Stock Plan (the “2023 Stock Plan”), which authorizes grants of stock options, stock appreciation rights, stock awards (including restricted stock awards, restricted stock units and bonus stock awards), performance share awards and performance share units. At September 30, 2024, the number of shares remaining available under the 2023 Stock Plan for all stock awards was 3.0 million.
Prior to the 2023 Stock Plan, employees were eligible to receive stock awards under the Owens Corning 2019 Stock Plan.
Total Stock-Based Compensation Expense
Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total stock-based compensation expense	$21	$11	$74	$38
Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) under its stockholder-approved stock plans. Generally, all outstanding RSUs will fully settle in stock. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three to four years. The 2023 Stock Plan allows alternate vesting schedules for death, disability, and retirement. The weighted-average grant date fair value of RSUs granted under the 2023 Stock Plan in 2024 was $154.60.
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
The fair value of the Owens Corning RSUs issued for Masonite outstanding equity awards was $85 million as of the date of acquisition, of which $35 million was related to pre-combination expense and was included in the purchase price. The remaining portion of $50 million relates to post-combination expense, of which $23 million was accelerated as of September 30, 2024. As of September 30, 2024, the future unrecognized expense related to the converted outstanding RSUs was approximately $20 million which will be recognized over the remaining service period of approximately 1.78 years. Please refer to Notes 7 and 10 of the Consolidated Financial Statements for further information. Future equity-based awards to Company employees who were former Masonite employees may be granted from the remaining available shares under the Masonite Stock Plan. At September 30, 2024, the number of shares remaining available under the Masonite Stock Plan was 0.6 million shares of Owens Corning common stock.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
14.    STOCK COMPENSATION (continued)

The following table summarizes the Company’s RSU activity:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2023	1,225,668	$79.72
Granted	227,843	154.60
Assumed (converted Masonite equity awards)	488,778	174.03
Vested	(609,245)	120.58
Forfeited	(36,528)	119.20
Balance at September 30, 2024	1,296,516	$108.12
As of September 30, 2024, there was $65 million of total unrecognized compensation cost related to RSUs. This total includes $20 million of unrecognized compensation related to converted Masonite equity awards and $45 million related to Owens Corning Stock Plans. That cost is expected to be recognized over a weighted-average period of 1.92 years. The total grant date fair value of shares vested during the nine months ended September 30, 2024 and 2023 was $73 million and $24 million, respectively.
Performance Share Units
The Company has granted performance share units (“PSUs”) as a part of its long-term incentive plan. All outstanding PSUs will fully settle in stock. The amount of shares ultimately distributed from all PSUs is contingent on meeting internal company-based metrics or an external-based stock performance metric.
In the nine months ended September 30, 2024, the Company granted both internal company-based and external-based metric PSUs.
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

	Nine Months Ended September 30,
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

	Nine Months Ended September 30,
	2024	2023
Expected volatility	33.88%	44.66%
Risk free interest rate	3.94%	3.75%
Expected term (in years)	2.91	2.91
Grant date fair value of units granted	$195.95	$119.33
The risk-free interest rate was based on zero-coupon United States Treasury STRIPS at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of September 30, 2024, there was $20 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.76 years.
The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2023	268,677	$100.57
Granted	95,997	161.12
Vested	(9,063)	109.17
Forfeited	(16,152)	105.34
Balance at September 30, 2024	339,459	$117.24
Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (“ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company’s stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan, which increased the number of shares available for issuance under the plan by 4.2 million shares. As of September 30, 2024, 3.1 million shares remain available for purchase.
Included in total stock-based compensation expense is $2 million and $6 million of expense related to the Company’s ESPP recognized during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, the Company recognized expense of $1 million and $5 million, respectively, related to the Company’s ESPP. As of September 30, 2024, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings attributable to Owens Corning	$321	$337	$905	$1,065
Weighted-average number of shares outstanding used for basic earnings per share	87.0	90.0	87.2	90.6
Non-vested restricted stock units and performance share units	0.9	0.9	0.8	0.9
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	87.9	90.9	88.0	91.5
Earnings per common share attributable to Owens Corning common stockholders:
Basic	$3.69	$3.74	$10.38	$11.75
Diluted	$3.65	$3.71	$10.28	$11.64
For the three and nine months ended September 30, 2024 and September 30, 2023, there were no non-vested RSUs or PSUs that had an anti-dilutive effect on earnings per share.
On December 1, 2022, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 2.1 million shares of its common stock for $332 million, inclusive of applicable taxes, during the nine months ended September 30, 2024, under the Repurchase Authorization. As of September 30, 2024, 6.9 million shares remain available for repurchase under the Repurchase Authorization.
The Company repurchased 3.6 million shares of its common stock for $391 million, inclusive of applicable taxes, during the nine months ended September 30, 2023.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.    INCOME TAXES
The following table provides the Income tax expense (in millions) and effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax expense	$120	$110	$318	$361
Effective tax rate	27%	25%	26%	25%
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2024 is primarily due to U.S. state and local income tax expense, foreign rate differential and U.S. federal taxes on foreign earnings.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT
The following table summarizes the changes in accumulated other comprehensive income (deficit) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Currency Translation Adjustment
Beginning balance	$(421)	$(339)	$(318)	$(380)
Gain (loss) on foreign currency translation	69	(73)	(34)	(32)
Other comprehensive income (loss), net of tax	69	(73)	(34)	(32)
Ending balance	$(352)	$(412)	$(352)	$(412)
Pension and Other Postretirement Adjustment
Beginning balance	$(197)	$(304)	$(196)	$(301)
Amounts reclassified from AOCI to net earnings, net of tax (a)	—	—	(1)	—
Amounts classified into AOCI, net of tax	(4)	2	(4)	(1)
Other comprehensive (loss) income, net of tax	(4)	2	(5)	(1)
Ending balance	$(201)	$(302)	$(201)	$(302)
Hedging Adjustment
Beginning balance	$21	$6	$11	$—
Amounts reclassified from AOCI to net earnings, net of tax (b)	2	8	12	32
Amounts classified into AOCI, net of tax	(1)	(3)	(1)	(21)
Other comprehensive income, net of tax	1	5	11	11
Ending balance	$22	$11	$22	$11
Total AOCI ending balance	$(531)	$(703)	$(531)	$(703)
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
18.    SUBSEQUENT EVENTS
On November 4, 2024, the Company entered into an agreement to sell its building materials business in China and Korea to a member of the business’s management team. The transaction includes six insulation manufacturing facilities in China and a roofing manufacturing facility in Korea. The building materials business, within the Insulation segment, represents annual revenues of approximately $130 million. The transaction is expected to close mid-2025 and result in a loss that cannot be estimated at this time.

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
GENERAL
Owens Corning is a residential and commercial building products leader committed to building a sustainable future through material innovation. The Company has four reporting segments: Roofing, Insulation, Doors and Composites. Through these lines of business, the Company manufactures and sells products worldwide. We are a market leader in many of our major product categories.
EXECUTIVE OVERVIEW
Net earnings attributable to Owens Corning were $321 million in the third quarter of 2024, compared to $337 million in the same period of 2023. The Company generated $582 million in adjusted earnings before interest and taxes (“Adjusted EBIT”) for the third quarter of 2024, compared to $518 million in the same period of 2023. See the Adjusted Earnings Before Interest and Taxes paragraph of the MD&A for further information regarding Adjusted EBIT, including the reconciliation to net earnings attributable to Owens Corning. Third quarter of 2024 earnings before interest and taxes (“EBIT”) performance compared to the same period of 2023 increased $16 million and $33 million in our Roofing and Insulation segments, respectively, and decreased $19 million in our Composites segment. Third quarter of 2024 EBIT for our Doors segment was $36 million. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $2 million.
Cash and cash equivalents were $499 million as of September 30, 2024, compared to $1,323 million as of September 30, 2023. In the nine months ended September 30, 2024, the Company’s operating activities provided $1,216 million of cash, compared to providing $1,021 million of cash in the same period in 2023. In the nine months ended September 30, 2024, the Company’s investing activities used $3,193 million of cash, compared to using $219 million of cash in the same period in 2023.
On May 15, 2024, the Company acquired all of the outstanding shares of Masonite International Corporation (“Masonite”), a leading global designer, manufacturer, marketer and distributor of interior and exterior doors and door systems, for $3.2 billion. The acquisition was funded primarily with debt proceeds from the 364-Day Credit Facility (as defined below) of $2.8 billion and cash on hand. The acquisition of Masonite's market-leading doors business creates a new growth platform for the Company, strengthening the Company's position in building and construction and expanding its offering of branded residential building products. Masonite's operating results and preliminary purchase price allocation have been included in the Company's newly established Doors reportable segment from May 15, 2024, within the Consolidated Financial Statements. Masonite contributed revenues of $573 million and $884 million and EBIT of $36 million and $70 million to the Company for the three and nine months ended September 30, 2024, respectively.
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
On May 15, 2024, the Company initially borrowed $295 million under the receivables securitization facility (“Receivables Securitization Facility”) which was used to pay down a portion of the 364-Day Credit Facility. Subsequent to the May 15, 2024 borrowing, the Company repaid and re-borrowed on the Receivables Securitization Facility throughout the second and third quarter of 2024 to pay down portions of the 364-Day Credit facility. As of September 30, 2024, there is no outstanding balance on the Receivables Securitization Facility.

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
On February 9, 2024, the Company announced the decision to review strategic alternatives for its global glass reinforcements (“GR”) business, consistent with our strategy to focus on building and construction materials. The GR business, which operates within our Composites segment, supplies a wide variety of glass fiber products for applications in wind energy, infrastructure, industrial, transportation, and consumer markets. The GR business generates annual revenues of approximately $1.3 billion. While a range of options are under consideration, including a potential sale, spin-off or other strategic option, there can be no assurance that the strategic review will result in any transaction or other outcome. During the first nine months of 2024, the Company incurred $33 million of costs related to this review.
During the second quarter of 2023, the Company’s subsidiary, Paroc Group OY (“Paroc”), which the Company acquired in 2018, notified the appropriate European maritime regulatory authorities that specific products in its marine insulation product line may not meet certain fire safety requirements in accordance with their certifications. Paroc voluntarily withdrew these specific products from the market, issued recalls, and suspended distribution and sales of these products (the “Recalled Products”). Paroc continues to cooperate with the applicable regulatory and government authorities and work with its customers and end-users to assist with remediation for the recall. During the first quarter of 2024, the Company discovered potential nonconformances relating to two other marine insulation product lines. In April 2024, Paroc suspended sales of these marine insulation products as a precautionary measure while it reviews the potential nonconformances, but has not issued recalls. The Company has included an estimated liability for expected future costs related to the Recalled Products on its Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.
As part of its review of the Paroc insulation product portfolio, the Company discovered potential nonconformances relating to certain ventilation duct and steel beam insulation products. In January and September 2024, Paroc suspended sales of the affected insulation products as a precautionary measure while it reviews the potential nonconformances, but has not issued recalls. We expect to incur costs associated with the resolution of this matter. The amount or range of any potential loss cannot be reasonably estimated at this time. The Company is continuing its review.
On December 1, 2022, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to an aggregate of 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 1.2 million shares of its common stock for $202 million, inclusive of applicable taxes, in the third quarter of 2024 under the Repurchase Authorization. As of September 30, 2024, 6.9 million shares remained available for repurchase under the Repurchase Authorization.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
RESULTS OF OPERATIONS
Consolidated Results (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$3,046	$2,479	$8,135	$7,373
Gross margin	$908	$727	$2,455	$2,068
% of net sales	30%	29%	30%	28%
Marketing and administrative expenses	$279	$201	$740	$612
Gain on sale of site	$—	$—	$—	$(189)
Other expense, net	$84	$35	$245	$77
Earnings before interest and taxes	$509	$463	$1,370	$1,484
Interest expense, net	$70	$17	$151	$62
Income tax expense	$120	$110	$318	$361
Net earnings attributable to Owens Corning	$321	$337	$905	$1,065
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the third quarter and year-to-date 2024, net sales increased $567 million and increased $762 million, respectively, compared to the same periods in 2023. For the third quarter and year-to-date 2024, the increase in net sales was primarily driven by the revenues from our Doors segment as a result of the Masonite acquisition, higher selling prices and favorable product mix, which was partially offset by lower sales volumes.
GROSS MARGIN
In the third quarter and year-to-date 2024, gross margin increased $181 million and increased $387 million, respectively, compared to the same periods in 2023. For the third quarter and year to date 2024, the increase was primarily driven by the margins from our Doors segment as a result of the Masonite acquisition. Also contributing to the increase were higher selling prices, slightly offset by lower sales volumes.
MARKETING AND ADMINISTRATIVE EXPENSES
In the third quarter and year-to-date 2024, marketing and administrative expenses increased $78 million and increased $128 million, respectively, compared to the same periods in 2023. For the third quarter and year-to-date 2024, the increase was primarily driven by the addition of the Doors segment selling, general and administrative expenses and ongoing inflationary pressures throughout the organization.
GAIN ON SALE OF SITE
In the first quarter of 2023, the Company finalized the sale of the Company’s Insulation site in Santa Clara, California resulting in the recognition of a pre-tax gain of $189 million.
OTHER EXPENSE, NET
In the third quarter and year-to-date 2024, other expenses increased $49 million and increased $168 million, respectively, compared to the same periods in 2023. For the third quarter and year-to-date 2024, the increase was primarily driven by higher acquisition and strategic review-related costs which were slightly offset by higher gains on the sale of precious metals.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
INTEREST EXPENSE, NET
In the third quarter and year-to-date 2024, interest expense, net, increased $53 million and increased $89 million, respectively, compared to the same periods in 2023. For the third quarter, the increase was driven by interest on the higher long-term debt balances in connection with the Masonite acquisition and lower interest income. For year-to-date, the increase was driven by higher interest on the 364-Day Credit Facility and higher long-term debt balances in connection with the Masonite acquisition.
INCOME TAX EXPENSE
Income tax expense for the three and nine months ended September 30, 2024 was $120 million and $318 million, respectively. For the third quarter of 2024 and the nine months ended September 30, 2024, the Company’s effective tax rate was 27% and 26%, respectively. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2024 is primarily due to U.S. state and local income tax expense, foreign rate differential and U.S. federal taxes on foreign earnings.

The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is not reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions.
Income tax expense for the three and nine months ended September 30, 2023 was $110 million and $361 million, respectively. For the third quarter of 2023 and the nine months ended September 30, 2023, the Company's effective tax rate was 25%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2023 is primarily due to U.S. state and local income tax expense, offset slightly by U.S. federal taxes on foreign earnings and U.S. federal income tax credits. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2023 is primarily due to U.S. state and local income tax expense and foreign rate differential.
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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2024	2023	2024	2023
Restructuring costs	Cost of sales	$(2)	$(30)	$(14)	$(61)
Restructuring costs	Marketing and administrative expenses	—	—	(1)	(1)
Severance	Other expense, net	1	—	(47)	(25)
Other exit costs	Other expense, net	—	(11)	—	(19)
Gain on sale of Santa Clara, California site	Gain on sale of site	—	—	—	189
Acquisition-related transaction costs	Other expense, net	(2)	—	(49)	—
Acquisition-related integration costs	Other expense, net	(53)	—	(74)	—
Total restructuring, acquisition and divestiture-related (costs) gains		$(56)	$(41)	$(185)	$83

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
Adjusting income (expense) items to EBIT are shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restructuring costs	$(1)	$(41)	$(62)	$(106)
Gain on sale of Santa Clara, California site	—	—	—	189
Gains on sale of certain precious metals	19	—	19	2
Strategic review-related charges	(16)	—	(33)	—
Paroc marine recall	(1)	(14)	(8)	(14)
Acquisition-related transaction costs	(2)	—	(49)	—
Acquisition-related integration costs	(53)	—	(74)	—
Impairment of venture investment	(13)	—	(13)	—
Recognition of acquisition inventory fair value step-up	(6)	—	(18)	—
Total adjusting items	$(73)	$(55)	$(238)	$71
The reconciliation from Net earnings attributable to Owens Corning to Adjusted EBIT is shown in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$321	$337	$905	$1,065
Net loss attributable to non-redeemable and redeemable noncontrolling interests	—	—	—	(2)
NET EARNINGS	321	337	905	1,063
Equity in net earnings of affiliates	2	1	4	2
Income tax expense	120	110	318	361
EARNINGS BEFORE TAXES	439	446	1,219	1,422
Interest expense, net	70	17	151	62
EARNINGS BEFORE INTEREST AND TAXES	509	463	1,370	1,484
Less: Adjusting items from above	(73)	(55)	(238)	71
ADJUSTED EBIT	$582	$518	$1,608	$1,413

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
Roofing
The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Roofing segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$1,078	$1,084	$3,140	$3,102
% change from prior year	-1%	8%	1%	8%
EBIT	$359	$343	$1,018	$890
EBIT as a % of net sales	33%	32%	32%	29%
Depreciation and amortization expense	$16	$16	$46	$48
EBITDA	$375	$359	$1,064	$938
EBITDA as a % of net sales	35%	33%	34%	30%
NET SALES
In our Roofing segment, net sales in the third quarter of 2024 decreased $6 million compared to the same period in 2023 due to lower sales volumes of approximately 7% which more than offset higher selling prices of $42 million and favorable product mix.
For year-to-date 2024, net sales in our Roofing segment increased $38 million compared to the same period in 2023. Lower sales volumes of approximately 6% were more than offset by higher selling prices of $129 million and favorable product mix.
EBIT
In our Roofing segment, EBIT in the third quarter of 2024 increased $16 million compared to the same period in 2023 due to higher selling prices of $42 million and favorable product mix which were slightly offset by lower sales volumes and $9 million of higher manufacturing costs. Favorable delivery of $5 million was more than offset by input cost inflation.
For year-to-date 2024, EBIT in our Roofing segment increased $128 million compared to the same period in 2023 due to higher selling prices of $129 million, favorable product mix and $15 million of lower manufacturing costs, which were slightly offset by lower sales volumes. Favorable delivery of $15 million was more than offset by input cost inflation.
OUTLOOK
In our Roofing segment, the Company expects residential repair and remodeling activity to remain solid. Other uncertainties that may impact Roofing demand include demand from storms and other weather-related events, competitive pricing pressure and the cost and availability of raw materials, particularly asphalt. The Company will continue to focus on managing costs, capital expenditures and working capital to best service the market demand.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Insulation
The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Insulation segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$946	$913	$2,766	$2,737
% change from prior year	4%	-5%	1%	-1%
EBIT	$183	$150	$527	$469
EBIT as a % of net sales	19%	16%	19%	17%
Depreciation and amortization expense	$52	$51	$154	$159
EBITDA	$235	$201	$681	$628
EBITDA as a % of net sales	25%	22%	25%	23%
NET SALES
In our Insulation segment, net sales in the third quarter of 2024 increased $33 million compared to the same period in 2023. The increase was driven primarily by higher selling prices of $29 million and favorable product mix, slightly offset by unfavorable customer mix.
For year-to-date 2024, net sales in our Insulation segment increased $29 million compared to the same period in 2023. The increase was driven primarily by higher selling prices of $53 million and favorable product mix partially offset by lower sales volumes of approximately 2%.
EBIT
In our Insulation segment, EBIT in the third quarter of 2024 increased $33 million compared to the same period in 2023 primarily driven by higher selling prices of $29 million. Higher manufacturing costs of $7 million were more than offset by lower production downtime of $6 million and lower start-up costs, while favorable delivery of $8 million more than offset higher operating expenses.
For the year-to-date 2024, EBIT in our Insulation segment increased $58 million compared to the same period in 2023. The increase was driven by higher selling prices of $53 million, favorable delivery of $25 million, and lower start-up costs which more than offset higher manufacturing costs of $16 million, higher operating expenses, inclusive of incremental costs associated with evaluating manufacturing investments, and lower sales volumes. The remaining variance was driven by favorable product mix which more than offset unfavorable customer mix.
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
During the third quarter of 2024, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was approximately 1.326 million, down from an annual average of approximately 1.359 million starts in the third quarter of 2023.
The Company expects the new residential construction market in North America to be temporarily challenged as the market starts to return to a more normal seasonal pattern, while the North America commercial and industrial construction markets are expected to remain stable. However, due to a period of slow economic growth, the global commercial and industrial construction markets are expected to remain soft temporarily. The Company continues to concentrate on managing costs, capital expenditures and working capital as we evaluate options to expand capacity within our existing manufacturing network.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Doors
The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Doors segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$573	$—	$884	$—
% change from prior year	N/A	N/A	N/A	N/A
EBIT	$36	$—	$70	$—
EBIT as a % of net sales	6%	N/A	8%	N/A
Depreciation and amortization expense	$53	$—	$80	$—
EBITDA	$89	N/A	$150	N/A
EBITDA as a % of net sales	16%	N/A	17%	N/A
NET SALES
In our new Doors segment, net sales in the third quarter and year-to-date of 2024 were $573 million and $884 million, respectively, due to the acquisition of Masonite, which was completed on May 15, 2024.
EBIT
In our newly acquired Doors segment, EBIT in the third quarter and year-to-date 2024 were $36 million and $70 million, respectively, due to the acquisition of Masonite, which was completed on May 15, 2024.
OUTLOOK
The outlook for the Doors segment is driven by the residential new construction and residential repair and remodeling markets in North America and Europe. The Company expects the North America residential new construction market to be temporarily challenged, with discretionary residential repair and remodeling activity in North America to remain soft. Due to a weaker macroeconomic outlook and higher interest rates in Europe, the Company expects these markets to remain challenged. The Company will concentrate on managing costs, capital expenditures and working capital.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Composites
The table below provides a summary of net sales, EBIT, depreciation and amortization expense and EBITDA for the Composites segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$534	$567	$1,603	$1,772
% change from prior year	-6%	-11%	-10%	-14%
EBIT	$61	$80	$168	$216
EBIT as a % of net sales	11%	14%	10%	12%
Depreciation and amortization expense	$46	$43	$135	$130
EBITDA	$107	$123	$303	$346
EBITDA as a % of net sales	20%	22%	19%	20%
NET SALES
In our Composites segment, net sales in the third quarter of 2024 decreased $33 million compared to the same period in 2023. The decrease was driven primarily by lower selling prices of $20 million and lower sales volumes of approximately 1%. The remaining variance was driven by unfavorable customer mix which more than offset favorable product mix.
For year-to-date 2024, net sales in our Composites segment decreased $169 million compared to the same period in 2023. The decrease was driven primarily by lower sales volumes of approximately 4% and lower selling prices of $68 million. The remaining variance was driven by unfavorable customer mix which more than offset favorable product mix, and $5 million of unfavorable impact of translating sales denominated in foreign currencies into United States dollars.
EBIT
In our Composites segment, EBIT in the third quarter of 2024 decreased $19 million compared to the same period in 2023 primarily driven by lower selling prices of $20 million. Higher start-up costs of $11 million and unfavorable customer mix more than offset lower manufacturing costs of $14 million.
For the year-to-date 2024, EBIT in our Composites segment decreased $48 million compared to the same period in 2023. Lower selling prices of $68 million, higher production downtime of $26 million, higher start-up costs of $22 million and unfavorable customer mix more than offset lower manufacturing costs of $65 million and $26 million of favorable delivery and input costs. The remaining variance was driven by lower sales volumes and the unfavorable impact of translating sales denominated in foreign currencies into United States dollars.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Corporate, Other and Eliminations
The table below provides a summary of EBIT and depreciation and amortization expense for the Corporate, Other and Eliminations category (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restructuring costs	$(1)	$(41)	$(62)	$(106)
Gain on sale of Santa Clara, California site	—	—	—	189
Gains on sale of certain precious metals	19	—	19	2
Impairment of venture investment	(13)	—	(13)	—
Strategic review-related charges	(16)	—	(33)	—
Paroc marine recall	(1)	(14)	(8)	(14)
Acquisition-related transaction costs	(2)	—	(49)	—
Acquisition-related integration costs	(53)	—	(74)	—
Recognition of acquisition inventory fair value step-up	(6)		(18)	—
General corporate expense and other	(57)	(55)	(175)	(162)
EBIT	$(130)	$(110)	$(413)	$(91)
Depreciation and amortization	$18	$50	$68	$109
EBIT
In Corporate, Other and Eliminations, EBIT expenses for the third quarter of 2024 were higher by $20 million compared to the same period in 2023, primarily driven by higher acquisition-related and strategic review-related costs, partially offset by gains on sales of precious metals and lower year over year restructuring charges. For year-to-date 2024, EBIT expenses in Corporate, Other and Eliminations were higher by $322 million primarily driven by the prior-year pre-tax gain on the Santa Clara, California site, as well as higher acquisition-related and strategic review-related costs.
General corporate expense and other for the third quarter of 2024 were higher by $2 million compared to the same period in 2023.
For year-to-date, general corporate expense and other were higher by $13 million compared to the same period in 2023.
OUTLOOK
In 2024, we estimate general corporate expenses to be approximately $250 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company’s primary sources of liquidity are its balance of Cash and cash equivalents of $499 million as of September 30, 2024, its Senior Revolving Credit Facility (as defined below) and its Receivables Securitization Facility.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The following table shows how the Company utilized its primary sources of liquidity (in millions):

	Balance at September 30, 2024
	Senior Revolving Credit Facility	Receivables Securitization Facility
Facility size or borrowing limit	$1,000	$300
Collateral capacity limitation on availability	N/A	—
Outstanding borrowings	—	—
Outstanding letters of credit	4	1
Availability on facility	$996	$299
The Receivables Securitization Facility and Senior Revolving Credit Facility mature in February 2025 and March 2029, respectively. The agreements governing our Senior Revolving Credit Facility and Receivables Securitization Facility contain various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. We were in compliance with these covenants as of September 30, 2024.
As of September 30, 2024, the Company had $5.5 billion of total debt. The Company's current portion of long-term debt includes $400 million of 4.200% senior notes due in the fourth quarter of 2024.
In the second quarter of 2024, the Company borrowed $2.8 billion using Term SOFR plus a spread on the 364-Day Credit Facility to fund a portion of the purchase of Masonite. As a result of the borrowing, the Company incurred approximately $16 million of financing fees which were amortized to Interest expense, net on the Consolidated Statements of Earnings. During the second quarter, the Company completely repaid the 364-Day Credit Facility with a combination of issuance of new senior notes, borrowings on the Receivables Securitization Facility and cash on hand. Based on terms of the agreement, no further amounts can be drawn.
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
On May 1, 2024, in connection with the acquisition of Masonite, we commenced the Exchange Offer, exchanging any and all of Masonite’s outstanding 3.50% Senior Notes due 2030 for new 3.50% Senior Notes due 2030 of Owens Corning. On May 22, 2024, 99.51% of the outstanding Masonite 2030 notes were exchanged and we issued $373 million of aggregate principal amount of Owens Corning 2030 notes. Interest on the notes is payable semiannually in arrears on February 15 and August 15 each year, beginning on August 15, 2024. Following the settlement of the Exchange Offer, approximately $2 million of the Masonite 2030 notes that were not exchanged remain outstanding, which has been recorded on the Consolidated Balance Sheets.
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
Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of September 30, 2024, and December 31, 2023, the Company had $129 million and $114 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with Accounting Standards Codification (“ASC”) 740 based on the laws as of enactment of the tax legislation.

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
Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2023 Form 10-K for more details on these material cash requirements. During the third quarter of 2024, there have been no material changes to our expected uses of cash and contractual obligations.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Cash Flows
The following table presents a summary of our cash balance, cash flows, and availability on credit facilities (in millions):

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$499	$1,323
Net cash flow provided by operating activities	1,216	1,021
Net cash flow used for investing activities	(3,193)	(219)
Net cash flow provided by (used for) financing activities	901	(585)
Availability on the Senior Revolving Credit Facility	996	796
Availability on the Receivables Securitization Facility	299	279
Operating activities: Net cash flow provided by operating activities increased by $195 million for the nine months ended September 30, 2024 compared to the same period in 2023. The increase in cash provided by operating activities was primarily due to lower decreases in accounts payable and higher decreases in inventory when compared to the same period in 2023. These were slightly offset by lower decreases in accounts receivable during the period.
Investing activities: Net cash flow used for investing activities increased by $3.0 billion for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily driven by the Masonite acquisition and lower proceeds from sale of assets in 2024 due to the Q1 2023 sale of the Santa Clara site.
Financing activities: Net cash flow provided by financing activities increased by $1.5 billion for the nine months ended September 30, 2024 compared to the same period in 2023. The increase was primarily driven by net proceeds from long-term debt related to the Masonite acquisition, as well as lower treasury stock repurchases. These were slightly offset by payments related to the Tender Offer to purchase Masonite senior notes.
Derivatives
Please refer to Note 4 of the Consolidated Financial Statements.
Fair Value Measurement
Please refer to Notes 4, 7, 11, and 12 of the Consolidated Financial Statements.
SAFETY
One of our primary objectives is the safety and well-being of our employees. Working safely is an unconditional, organization-wide expectation at Owens Corning, which we believe directly benefits employees’ lives, improves our manufacturing processes and reduces our costs. The Company maintains comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to severe injuries. One of our primary safety measures is the Recordable Incident Rate (“RIR”) as defined by the United States Bureau of Labor Statistics. For the three months ended September 30, 2024, our RIR excluding the impact from our Doors segment as a result of the Masonite acquisition, was 0.58, compared to 0.66 as reported in the same period a year ago. For the nine months ended September 30, 2024, our RIR excluding the impact from our Doors segment as a result of the Masonite acquisition, was 0.47 compared to 0.65 as reported in the same period a year ago.
ACCOUNTING PRONOUNCEMENTS
Please refer to Note 1 of the Consolidated Financial Statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
CRITICAL ACCOUNTING ESTIMATES
Goodwill Impairment Indicator Assessment
The Company tests goodwill for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.
During the third quarter of 2024, the Company performed its quarterly assessment to identify potential indicators of impairment for each of its reporting units. Among qualitative and quantitative factors considered, management reviewed key assumptions and information, including updated macroeconomic indicators that impact the markets we serve, and financial forecast information for each reporting unit. The annual impairment tests performed in the fourth quarter of 2023 indicated that the business enterprise value of the Composites reporting unit exceeded its carrying value by approximately 5%. Given this narrow cushion of Composites reporting unit fair value in excess of carrying value and the ongoing strategic review of the glass reinforcements business, the Company performed an interim goodwill impairment test as of September 30, 2024 for the Composites reporting unit.
As a result of this test, we determined that no impairment existed for the reporting unit. Testing indicated that the business enterprise value for the Composites reporting unit exceeded its carrying value by less than 10%. There is uncertainty as to the outcome of the strategic review of our glass reinforcements business and the macroeconomic factors that impact this reporting unit. The likelihood of a future impairment could be increased by a sustained downturn in these macroeconomic factors, a change in the long-term revenue growth or profitability for this reporting unit, or the outcome of the strategic review. The most significant assumptions used in our analysis to determine the fair value of the Composites reporting unit are the discount rate, the long-term growth rate and profitability of the reporting unit. If all other assumptions remain constant, a 50 basis point increase in the selected discount rate of 10% would decrease the fair value of the Composites reporting unit by approximately 3%, a 50 basis point decrease in the selected long-term growth rate of 2.5% would decrease the fair value of the Composites reporting unit by approximately 2%, and a 50 basis point decrease in forecasted annual EBIT margins would decrease the fair value of Composites by approximately 2%.
The following table summarizes the segment allocation of recorded goodwill on our Consolidated Balance Sheet as of September 30, 2024 (in millions):

Segment	September 30, 2024	Percent of Total
Roofing	$396	14%
Insulation	573	20%
Doors	1,473	51%
Composites	425	15%
Total goodwill	$2,867	100%

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Indefinite-lived Intangible Asset Impairment Indicator Assessment
During the first three quarters of 2024, the Company performed its quarterly assessment to identify any potential impairment indicators for each of its indefinite-lived intangible assets. Among qualitative and quantitative factors considered, management reviewed key assumptions and information, including updated macroeconomic indicators that impact the markets we serve and financial forecast information for each reporting unit. After evaluating and weighing all relevant events and circumstances, the Company did not identify any impairment indicators for any of its indefinite-lived intangible assets and determined that it was not more likely than not that the carrying value of any of its indefinite-lived intangible assets exceeded their respective fair values. Consequently, we determined that it was not necessary to perform an interim impairment test for any indefinite-lived intangible assets..

There are two indefinite-lived intangible assets that are at an increased risk of impairment, both of which are used by our Insulation segment and were partially impaired in the fourth quarter of 2022. A change in the estimated long-term revenue growth rate or discount rate for the segment could increase the likelihood of a future impairment.

The following table presents the carrying values of these assets as of September 30, 2024:

Trademarks and trade names	September 30, 2024
European building and technical insulation trade name	$91
Global cellular glass insulation trademark	$80
Long-lived Asset Recoverability Assessment
There were no changes to the recoverability conclusions for our long-lived assets disclosed in our 2023 Form-10-K. Changes in management intentions, market conditions, operating performance and other similar circumstances could affect the assumptions used in these impairment tests. Changes in the assumptions could result in impairment charges that could be material to our Consolidated Financial Statements in any given period.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the nine months ended September 30, 2024. Please refer to “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II, Item 7A of our 2023 Form 10-K for a discussion of our exposure to market risk.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2024	4,527		$174.40	—	8,076,945
August 1-31, 2024	565,019		166.09	553,215	7,523,730
September 1-30, 2024	661,087		166.68	660,043	6,863,687
Total	1,230,633	*	$166.44	1,213,258	6,863,687

*	The Company retained an aggregate of 17,375 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted share units granted to our employees.
**
On December 1, 2022 the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to an aggregate of 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 2.1 million shares of its common stock for $332 million, inclusive of applicable taxes, during the nine months ended September 30, 2024, under the Repurchase Authorization. As of September 30, 2024, 6.9 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
10b5-1 Plans
On August 20, 2024, José Méndez-Andino, the Company's Executive Vice President, Chief Research and Development Officer, entered into a written plan for the sale of up to 5,196 shares of Company common stock, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. This plan is scheduled to terminate no later than August 8, 2025.

On September 13, 2024, Gunner Smith, the Company's President, Roofing, entered into a written plan for the sale of up to 17,450 shares of Company common stock, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. This plan is scheduled to terminate no later than September 5, 2025.

Director Indemnification Agreement

On November 1, 2024, the Company entered into a new form of indemnification agreement (the “Indemnification Agreement”) with each of its directors (each, an “Indemnitee”). The Indemnification Agreement replaced the Company’s existing form of indemnification agreement for directors.

In general, the Indemnification Agreement provides that, subject to the procedures, limitations and exceptions set forth therein, the Company will indemnify the Indemnitee against any and all expenses, judgments, fines, penalties and amounts paid in settlement of any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation, for any event or occurrence related to the fact that the Indemnitee is or was a director, officer, employee, agent or fiduciary of the Company, or is or was serving at the request of the Company as a director, officer, employee, trustee, agent or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, or by reason of anything done or not done by the Indemnitee in any such capacity. The Indemnitee will have the right to advancement by the Company of expenses. To the extent the Company maintains an insurance policy or policies providing directors' and officers' liability insurance, Indemnitee will be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage available for any Company director or officer.

The above description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the form of the Indemnification Agreement, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Fourth Amended and Restated Bylaws (as amended) of Owens Corning (incorporated by reference to Exhibit 3.1 to Owens Corning's Current Report on Form 8-K (File No. 1-33100, filed August 27, 2024)).
10.1	Form of Directors' Indemnification Agreement
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	November 6, 2024	By:	/s/ Todd W. Fister
Todd W. Fister
Chief Financial Officer

Date:	November 6, 2024	By:	/s/ Mari K. Doerfler
Mari K. Doerfler
Vice President and
Controller