Form 10-Q
period 2025-03-31
Owens Corning
filed 2025-05-07
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 2, 2025, 85,052,530 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

OWENS CORNING AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2025

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,

	2025	2024
NET SALES	$2,530	$2,017
COST OF SALES	1,805	1,389
Gross margin	725	628
OPERATING EXPENSES
Marketing and administrative expenses	261	190
Science and technology expenses	35	27
Other expense, net	22	35
Total operating expenses	318	252
OPERATING INCOME	407	376
Non-operating expense	—	—
EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	407	376
Interest expense, net	64	16
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	343	360
Income tax expense	88	83
NET EARNINGS FROM CONTINUING OPERATIONS	255	277
Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax	(348)	21
NET (LOSS) EARNINGS	$(93)	$298

NET EARNINGS FROM CONTINUING OPERATIONS	$255	$277
Net loss attributable to non-redeemable and redeemable noncontrolling interests	—	(1)
NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO OWENS CORNING	255	278
Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax	(348)	21
NET (LOSS) EARNINGS ATTRIBUTABLE TO OWENS CORNING	$(93)	$299
(LOSS) EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic - continuing operations	$2.97	$3.18
Basic - discontinued operations	$(4.05)	$0.24
Basic	$(1.08)	$3.42

Diluted - continuing operations	$2.95	$3.16
Diluted - discontinued operations	$(4.03)	$0.24
Diluted	$(1.08)	$3.40
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
NET (LOSS) EARNINGS	$(93)	$298
Other comprehensive income (loss), net of tax:
Currency translation adjustment (net of tax of $0 and $0 for the three months ended March 31, 2025 and 2024, respectively)	75	(42)
Pension and other postretirement adjustment (net of tax of $0 and $0 for the three months ended March 31, 2025 and 2024, respectively)	(3)	—
Hedging adjustment (net of tax of $0 and $(2) for the three months ended March 31, 2025 and 2024, respectively)	1	5
Total other comprehensive income (loss), net of tax	73	(37)
COMPREHENSIVE (LOSS) EARNINGS	(20)	261
Comprehensive loss attributable to non-redeemable and redeemable noncontrolling interests	—	(2)
COMPREHENSIVE (LOSS) EARNINGS ATTRIBUTABLE TO OWENS CORNING	$(20)	$263
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	March 31, 2025	December 31, 2024
CURRENT ASSETS
Cash and cash equivalents	$400	$321
Receivables, less allowance of $3 at March 31, 2025 and $4 at December 31, 2024	1,557	1,140
Inventories	1,407	1,327
Other current assets	145	163
Current assets of discontinued operations	415	427
Total current assets	3,924	3,378
Property, plant and equipment, net	3,859	3,818
Operating lease right-of-use assets	405	411
Goodwill	2,762	2,745
Intangible assets, net	2,660	2,680
Deferred income taxes	11	8
Other non-current assets	429	456
Non-current assets of discontinued operations	216	579
TOTAL ASSETS	$14,266	$14,075
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,292	$1,301
Current operating lease liabilities	83	83
Short-term debt	499	1
Long-term debt - current portion	35	32
Other current liabilities	619	654
Current liabilities of discontinued operations	192	226
Total current liabilities	2,720	2,297
Long-term debt, net of current portion	5,045	5,067
Pension plan liability	43	42
Other employee benefits liability	99	101
Non-current operating lease liabilities	342	348
Deferred income taxes	687	719
Other liabilities	296	286
Non-current liabilities of discontinued operations	110	95
Total liabilities	$9,342	$8,955
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid-in capital	4,209	4,228
Accumulated earnings	5,072	5,224
Accumulated other comprehensive deficit	(618)	(691)
Cost of common stock in treasury (c)	(3,782)	(3,685)
Total Owens Corning stockholders’ equity	4,882	5,077
Noncontrolling interests	42	43
Total equity	4,924	5,120
TOTAL LIABILITIES AND EQUITY	$14,266	$14,075
(a)10 shares authorized; none issued or outstanding at March 31, 2025 and December 31, 2024
(b)400 shares authorized; 135.5 issued and 85.0 outstanding at March 31, 2025; 135.5 issued and 85.4 outstanding at December 31, 2024
(c)50.5 shares at March 31, 2025 and 50.1 shares at December 31, 2024
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Total equity, beginning of period	$5,120	$5,185
Common stock, $0.01 par value per share
Beginning of period	1	1
End of period	1	1
Treasury stock, $0.01 par value per share
Beginning of period	(3,685)	(3,292)
Issuance of common stock under share-based payment plans	40	21
Purchase of treasury stock	(137)	(162)
End of period	(3,782)	(3,433)
Additional paid-in capital (APIC):
Beginning of period	4,228	4,166
Redeemable noncontrolling interest adjustment to redemption value	—	(1)
Issuance of common stock under share-based payment plans	(40)	(20)
Stock-based compensation expense	21	14
End of period	4,209	4,159
Accumulated earnings:
Beginning of period	5,224	4,794
Net earnings attributable to Owens Corning	(93)	299
Dividends declared (Dividend declarations of $0.69 per share as of March 31, 2025 and $0.60 per share as of March 31, 2024)	(59)	(52)
End of period	5,072	5,041
Accumulated other comprehensive earnings/deficit (AOCI):
Beginning of period	(691)	(503)
Currency translation adjustment	75	(41)
Pension and other postretirement adjustment (net of tax)	(3)	—
Deferred gain on hedging transactions (net of tax)	1	5
End of period	(618)	(539)
Noncontrolling Interest (NCI):
Beginning of period	43	19
Dividends distributed to non-redeemable noncontrolling interests	(1)	—
Currency translation adjustment	—	(1)
End of period	42	18
Total equity, end of period	$4,924	$5,247

Common shares outstanding:
Beginning of period	85.4	87.2
Issuance of common stock under share-based payment plans	0.5	0.6
Purchase of treasury stock	(0.9)	(1.1)
End of period	85.0	86.7
Treasury shares outstanding:
Beginning of period	50.1	48.3
Issuance of common stock under share-based payment plans	(0.5)	(0.6)
Purchase of treasury stock	0.9	1.1
End of period	50.5	48.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
NET CASH FLOW (USED FOR) PROVIDED BY OPERATING ACTIVITIES
Net (loss) earnings	$(93)	$298
Adjustments to reconcile net (loss) earnings to cash (used for) provided from operating activities:
Loss on discontinued operations	362	—
Depreciation and amortization	159	131
Deferred income taxes	16	(8)
Stock-based compensation expense	21	14
Other adjustments to reconcile net earnings to cash from operating activities	(21)	(1)
Changes in operating assets and liabilities	(481)	(402)
Pension fund contribution	(1)	(1)
Payments for other employee benefits liabilities	(3)	(4)
Other	(8)	(3)
Net cash flow (used for) provided by operating activities	(49)	24
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(203)	(152)
Proceeds from the sale of assets or affiliates	52	6
Other	(8)	—
Net cash flow used for investing activities	(159)	(146)
NET CASH FLOW PROVIDED BY (USED FOR) FINANCING ACTIVITIES
Payments on long-term debt	(29)	—
Proceeds from commercial paper notes	501	—
Proceeds from senior revolving credit and receivables securitization facilities	329	—
Payments on senior revolving credit and receivables securitization facilities	(329)	—
Dividends paid	(59)	(52)
Purchases of treasury stock	(136)	(161)
Finance lease payments	(11)	(10)
Other	(2)	(11)
Net cash flow provided by (used for) financing activities	264	(234)
Effect of exchange rate changes on cash	23	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	79	(361)
Cash, cash equivalents and restricted cash at beginning of period	369	1,623
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$448	$1,262

Cash, cash equivalents and restricted cash from continuing operations	$408	$1,228
Cash and cash equivalents from discontinued operations	40	34
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$448	$1,262
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”), and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2024 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S.”). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Certain prior year amounts, have been reclassified in order to conform to the current year presentation. On February 14, 2025, the Company announced the sale of its glass reinforcements business. The transaction represents a strategic shift that has a major effect on the Company's operations and financial results and therefore, beginning with this quarterly report on Form 10-Q for the period ending March 31, 2025, the glass reinforcements financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented. Unless otherwise specified, these notes to the Consolidated Financial Statements reflect continuing operations. The Consolidated Statements of Cash Flows present cash flows from both continuing and discontinued operations. Please refer to Note 2 of the Consolidated Financial Statements for further information. Due to the reorganization of our reportable segments, prior period information has been recast to align with our new reportable segments. Please refer to Note 3 of the Consolidated Financial Statements for further information.
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
Revenue Recognition
As of December 31, 2024, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $118 million, of which $12 million was recognized as revenue in the first three months of 2025. As of March 31, 2025, our contract liability balances totaled $123 million.
As of December 31, 2023, our contract liability balances totaled $101 million, of which $15 million was recognized as revenue in the first three months of 2024. As of March 31, 2024, our contract liability balances totaled $101 million.
Cash, Cash Equivalents and Restricted Cash
On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $8 million as of March 31, 2025 and December 31, 2024. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract. The amounts received from a counterparty are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion. These amounts are included in Other current assets on the Consolidated Balance Sheets.
Accounts Receivable
Our customers consist mainly of distributors, home centers, contractors and retailers. Two of our largest customers accounted for 21% and 18%, respectively, of consolidated accounts receivable as of March 31, 2025.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Related Party Transactions
In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $25 million and $32 million for the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, amounts due to the related party supplier were $7 million and $3 million, respectively.
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
The Company’s confirmed outstanding obligations under the Programs totaled $234 million and $234 million as of March 31, 2025 and December 31, 2024, respectively. The amounts of invoices paid under the Programs totaled $152 million and $136 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
Pension and Other Postretirement Benefits
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
Accounting Policies
There have been no changes in the significant accounting policies from those that were disclosed in the 2024 Form 10-K.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accounting Pronouncements
The following table summarizes recent Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") that could have an impact on the Company's Consolidated Financial Statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
ASU 2025-01 "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)"	The amendment in this update clarifies the effective date of update 2024-03, which is that public business entities are required to adopt the guidance in interim periods within annual reporting periods beginning after December 15, 2027.	January 1, 2028	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
ASU 2024-03 "Income Statement – Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40)"	The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses.	January 1, 2027	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
ASU 2024-02 "Codification Improvements - Amendments to Remove References to the Concepts Statements"	Amendments in this update remove references to various FASB Concepts Statements.	January 1, 2025	We have adopted and determined that this guidance does not have a material effect on our Consolidated Financial Statements.
ASU 2024-01 "Compensation - Stock Compensation" (Topic 718): Scope Application of Profits Interest and Similar Awards"	This amendment adds an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718.	January 1, 2025	We have adopted and determined that this guidance does not have a material effect on our Consolidated Financial Statements.
ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”	This standard modifies the rate reconciliation and income taxes paid disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as requiring income taxes paid to be disaggregated by jurisdiction.	January 1, 2025	We have adopted and determined that this guidance does not have a material effect on our Consolidated Financial Statement disclosures.
ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”	The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	January 1, 2024	We have adopted and determined that this guidance does not have a material effect on our Consolidated Financial Statement disclosures.
ASU 2023-06 “Disclosure Improvements”	The amendments in this update modify the disclosure or presentation requirements of a variety of Topics	The effective date for each topic is contingent on future SEC rule setting.	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
2.    DISCONTINUED OPERATIONS
On February 13, 2025, the Company entered into a definitive agreement ("GR Agreement") for the sale of its glass reinforcements business ("GR") for a purchase price of approximately $436 million, less costs to sell. As of March 31, 2025, the estimated purchase price was $498 million, net of cash, and less costs to sell. The change since signing is due to the changes in customary and transaction-specific price adjustments which are subject to further changes through the date of the final closing adjustments. The purchase price is inclusive of $225 million of promissory notes to be issued to the Company by the purchasers. The GR business, historically part of the Company’s Composites segment, manufactures, fabricates, and sells glass fiber reinforcements for a wide variety of applications in wind energy, infrastructure, industrial, transportation and consumer markets.
During the fourth quarter of 2024, the Company determined that certain asset groups should be tested for recoverability, primarily as a result of the progression of the strategic review of GR. Recoverability of the long-lived assets was measured by comparing the carrying amount of the asset groups to the future net undiscounted cash flows expected to be generated by the asset groups. Specifically for the GR asset group, the Company used an undiscounted cash flow model giving consideration to probability weighted cash flows of differing outcomes of the strategic review. The comparison indicated that one of the asset groups, the GR asset group, was not recoverable.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Fair value of the GR asset group was calculated using a discounted cash flow model and market information obtained through the strategic review to estimate the fair value of the asset group, with weighting applied. As a result of the analysis performed, the Company recorded pre-tax asset impairment charges for the amount by which the carrying value exceeded its fair value of $483 million for the year ended December 31, 2024, which was included in Impairment due to strategic review on the Consolidated Statements of Earnings within our 2024 Form 10-K. These charges include $439 million related to property, plant and equipment, $30 million related to operating lease right-of-use assets and $14 million related to definite-lived intangible assets.
The transaction represents a strategic shift that has a major effect on the Company's operations and financial results and therefore, beginning with this quarterly report on Form 10-Q for the period ending March 31, 2025, GR’s financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented.
As a result of classifying GR as a discontinued operation, a portion of the Goodwill from our former Composites reporting unit was allocated to the balance sheets of the discontinued operation as of March 31, 2025 and December 31, 2024. As of the date of classification of GR as a discontinued operation, the Company determined the amount of Goodwill to allocate based on the relative fair values of the discontinued operation and the former Composites reporting unit. This resulted in an allocation of $98 million of Goodwill to the discontinued operation.
After allocating Goodwill to the discontinued operation, the Company compared the carrying value of the discontinued operation to the fair value of the discontinued operation, defined as the sale price less estimated selling costs. During the three months ended March 31, 2025, the Company incurred a pre-tax loss on classification as discontinued operations of $362 million. The loss is presented within Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax, on the Consolidated Statements of Earnings. An estimated valuation allowance of $347 million is recorded within Non-current assets of discontinued operations, on the Consolidated Balance Sheets.
The following table summarizes Earnings from discontinued operations attributable to Owens Corning, net of tax included within the Consolidated Statements of Earnings:

	Three Months Ended March 31,
(In millions)	2025	2024
NET SALES	$270	$283
COST OF SALES	204	231
OPERATING EXPENSES
Marketing and administrative expenses	17	22
Loss from classification as discontinued operation	362	—
Other expense, net	2	3
Total operating expenses	381	25
Interest expense, net	1	1
Income tax expense	32	5
NET (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO OWENS CORNING, NET OF TAX	$(348)	$21

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Major classes of assets and liabilities of discontinued operations include the following:

(In millions)	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40	$40
Receivables, less allowance	97	104
Inventories	264	260
Other current assets	14	23
Current assets of discontinued operations	415	427
Property, plant and equipment, net	$366	$346
Goodwill	99	98
Deferred income taxes	4	46
Valuation allowance for discontinued operations	(347)	—
Other non-current assets	94	89
Non-current assets of discontinued operations	$216	$579
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$114	$129
Other current liabilities	78	97
Current liabilities of discontinued operations	192	226
Deferred income taxes	7	—
Other liabilities	103	95
Non-current liabilities of discontinued operations	$110	$95
Cash flows related to discontinued operations are included within the Consolidated Statements of Cash Flows. Selected financial information related to cash flows from discontinued operations are below:

	Three Months Ended March 31,
(In millions)	2025	2024
Depreciation and amortization	$—	$23
Cash paid for property, plant and equipment	$21	$19
3.    SEGMENT INFORMATION
Effective January 1, 2025, due to a strategic shift in how we manage our business as a result of the GR agreement, we are presenting the GR business as a discontinued operation and reorganizing our reportable segments to align to our new operating and management structure. As a result, all prior period information was recast to reflect this change. The Company now has three reportable segments: Roofing, Insulation and Doors. The Company's vertically integrated glass non-wovens business that supports the Company’s Roofing business and other building products customers, along with its structural lumber business, were integrated into the Roofing business segment. Two glass melting plants, which make fiber for the non-wovens business, were integrated into the Insulation segment. Unless otherwise specified, the information in the note refers to only the continuing operations of the Company.
Operating segments are aggregated into reportable segments based on consideration of the following factors: similarity of economic characteristics, the nature of business activities, the management structure directly accountable to our chief operating decision maker ("CODM") for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors and investors. Accounting policies for the segments are the same as those for the Company. The Company’s three reportable segments are defined as follows:

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Roofing – Within our Roofing segment, the Company manufactures and sells residential roofing shingles, oxidized asphalt materials, roofing components and composite lumber primarily used in residential construction. Roofing also manufactures and sells glass mat and specialty veil materials used in building and construction applications.
Insulation – Within our Insulation segment, the Company manufactures and sells thermal and acoustical batts, loose fill insulation, spray foam insulation, wet used chopped strand, foam sheathing and accessories. It also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, bonded and granulated stone wool insulation, cellular glass insulation, and foam insulation used in above- and below-grade construction applications.
Doors – Within our new Doors segment, the Company manufactures and sells interior and exterior doors and door systems primarily used in residential construction.
NET SALES
The following tables show a disaggregation of our Net sales by segment and geographic region. Corporate eliminations (shown below) largely reflect intercompany sales from Insulation to Roofing. External customer sales are attributed to geographic region based upon the location from which the product is sold to the external customer.

	Three Months Ended March 31, 2025
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$968	$382	$479	$1,829	$(35)	$1,794
North America Non-Residential	100	332	—	432	(2)	430
Total North America	1,068	714	479	2,261	(37)	2,224
Europe	48	166	56	270	(2)	268
Asia-Pacific	4	25	—	29	—	29
Rest of world	—	4	5	9	—	9
NET SALES	$1,120	$909	$540	$2,569	$(39)	$2,530

	Three Months Ended March 31, 2024
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$960	$398	$—	$1,358	$(33)	$1,325
North America Non-Residential	86	352	—	438	(4)	434
Total North America	1,046	750	—	1,796	(37)	1,759
Europe	49	176	—	225	(1)	224
Asia-Pacific	3	27	—	30	—	30
Rest of world	—	4	—	4	—	4
NET SALES	$1,098	$957	$—	$2,055	$(38)	$2,017
EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION
At the beginning of 2025, we changed our segment measure of profitability for our reportable segments from Earnings before interest and taxes ("EBIT") to Earnings before interest, taxes, depreciation and amortization (“EBITDA”), as the measure used for purposes of making decisions about allocating resources to the segments and assessing performance, effective January 1, 2025. Segment EBITDA is the principal measure used by the CODM to assess segment performance and make decisions on the allocation of resources. Prior period amounts have been recast to reflect the new segment measure for profitability.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company identifies the Chief Executive Officer as the CODM. In applying the criteria set forth in the standards for reporting information about segments in financial statements, we have determined that we have three reportable segments – Roofing, Insulation, and Doors. The key factors used to identify these reportable segments are the organization and alignment of our internal operations and the nature of our products. The CODM uses EBITDA for each reportable segment to assess segment performance and make decisions on the allocation of resources. Segment EBITDA targets are established on an annual basis and used by the CODM throughout the year to compare with actual results. Quarterly forecasts supplement annual targets and provide incremental information utilized to assess the performance of a segment. Segment EBITDA variance analysis further provides insight into segment operational cost optimization.
The Company does not regularly provide significant segment expense detail to the CODM. EBITDA by segment consists of net sales less related costs and expenses, which are mainly comprised of cost of sales and marketing and administrative costs. EBITDA is presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in EBITDA for our reportable segments and are included within Corporate, Other and Eliminations.
The following table summarizes EBITDA by segment:

	Three Months Ended March 31,
(In millions)	2025	2024
Reportable Segments
Roofing	$332	$338
Insulation	225	223
Doors	68	—
Total reportable segments	625	561
Restructuring excluding depreciation and amortization	(3)	(10)
Gains on sale of certain precious metals	9	—
Paroc marine recall	(1)	(1)
Strategic review-related charges	—	(2)
Acquisition-related transaction costs	—	(18)
Loss on Assets Held for Sale	(2)	—
Acquisition-related integration costs	(2)	—
General corporate expense and other	(60)	(46)
Total corporate, other and eliminations	(59)	(77)
Depreciation and amortization	(159)	(108)
Interest expense, net	(64)	(16)
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	$343	$360

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

TOTAL ASSETS AND PROPERTY, PLANT AND EQUIPMENT
The following table summarizes total assets by segment:

(In millions)	March 31, 2025	December 31, 2024
Assets allocated to reportable segments
Roofing	$3,464	$3,107
Insulation	4,378	4,231
Doors	4,455	4,454
Total assets allocated to reportable segments	12,297	11,792
Assets not allocated to reportable segments
Cash and cash equivalents	400	321
Non-current deferred income taxes	11	8
Investments in affiliates	59	86
Corporate property, plant and equipment, other assets and eliminations	868	862
TOTAL ASSETS FROM CONTINUING OPERATIONS	$13,635	$13,069
The following table summarizes total property, plant and equipment, net by geographic region:

(In millions)	March 31, 2025	December 31, 2024
North America	$3,198	$3,182
Europe	550	524
Asia Pacific	68	67
Rest of world	43	45
PROPERTY, PLANT AND EQUIPMENT, NET FROM CONTINUING OPERATIONS	$3,859	$3,818
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
The following table summarizes cash paid for property, plant and equipment by segment:

	Three Months Ended March 31,
(In millions)	2025	2024
Reportable Segments
Roofing	$62	$54
Insulation	81	61
Doors	18	—
Total reportable segments	$161	$115
General corporate additions	21	18
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT FROM CONTINUING OPERATIONS	$182	$133
4.    INVENTORIES
Inventories consist of the following:

(In millions)	March 31, 2025	December 31, 2024
Finished goods	$705	$664
Materials and supplies	702	663
Total inventories	$1,407	$1,327

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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of March 31, 2025 and December 31, 2024, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
Derivative Fair Values
Our derivatives consist of natural gas forward swaps, foreign exchange forward contracts and U.S. treasury rate lock agreements, all of which are over-the-counter and not traded through an exchange. The Company uses widely accepted valuation tools to determine fair value, such as discounting cash flows to calculate a present value for the derivatives. The models use Level 2 inputs, such as forward curves and other commonly quoted observable transactions and prices, which are observable market-based inputs or unobservable inputs that are corroborated by market data. The fair value of our derivatives and hedging instruments are all classified as Level 2 investments within the three-tier hierarchy.
The following table presents the fair value of derivatives and hedging instruments and their respective location on the Consolidated Balance Sheets:

		Fair Value at
(In millions)	Location	March 31, 2025	December 31, 2024
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps for continuing operations	Other current assets	$5	$3
Natural gas forward swaps for discontinued operations	Other current assets of discontinued operations	$—	$1
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps for continuing operations	Other current liabilities	$—	$1
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts for discontinued operations	Other current assets of discontinued operations	$—	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts for continuing operations	Other current liabilities	$1	$1
Foreign exchange forward contracts for discontinued operations	Other current liabilities of discontinued operations	$1	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings:

		Three Months Ended March 31,
(In millions)	Location	2025	2024
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of (gain) loss reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$(1)	$6
Amount of loss reclassified from AOCI (as defined below) into earnings (a)	Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax	$—	$3
Treasury interest rate lock:
Amount of gain reclassified from AOCI (as defined below) into earnings (a)	Interest expense, net	$(1)	$—
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of gain recognized in earnings (b)	Other expense, net	$(1)	$(1)
Amount of loss recognized in earnings (c)	Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax	$2	$—
(a)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(b)(Gains)/losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expense, net. Please refer to the “Other Derivatives” section below for additional detail.
(c)(Gains)/losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax. Please refer to the “Other Derivatives” section below for additional detail.
Consolidated Statements of Comprehensive Earnings Activity
The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings:

		Amount of Gain Recognized in Comprehensive Earnings
(In millions)		Three Months Ended March 31,
Hedging Type	Derivative Financial Instrument	2025	2024
Cash flow hedge	Natural gas forward swaps	$2	$6
Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of March 31, 2025, the notional amounts of these natural gas forward swaps for both continuing and discontinued operations were 6 million MMBtu (or MMBtu equivalent) based on U.S. and European indices. The Company has designated these natural gas forward swaps as cash flow hedges, with the last hedge maturing no later than March 2026. A net unrecognized gain of $5 million related to these natural gas forward swaps was included in AOCI as of March 31, 2025, $5 million of which is expected to be reclassified into earnings within the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In 2020, the Company entered into a $175 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with the anticipated issuance of certain 10-year fixed rate senior notes. The Company designated this forward U.S. Treasury rate lock agreement, which expired on December 15, 2022, as a cash flow hedge. The locked fixed rate of this agreement was 0.994%. In September 2022, a gain of $6 million was recognized as a result of a change in the forecasted issuance of certain senior notes. In December 2022, the Company received cash of $37 million upon the settlement of the rate lock agreement, of which $31 million will be amortized as a component of interest expense upon the future issuance of senior notes. In May 2024, the Company issued new senior notes and began amortizing the $31 million over the life of the Company's 5.700% senior notes due 2034, of which $1 million was recognized during the three months ended March 31, 2025. The unrecognized gain of $29 million was included in AOCI as of March 31, 2025.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of March 31, 2025, the Company had notional amounts for continuing and discontinued operations of $157 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to the Brazilian Real, Korean Won, Indian Rupee, Chinese Yuan, European Euro and the Hong Kong Dollar. In addition, the Company had notional amounts for continuing operations of $96 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Złoty, Danish Krone, Norwegian Krone and the U.S. Dollar.
6.     GOODWILL AND OTHER INTANGIBLE ASSETS
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Goodwill
The changes in the net carrying value of goodwill by segment are as follows:

(In millions)	Roofing	Insulation	Doors	Total
Gross carrying amount at December 31, 2024	$654	$1,549	$1,478	$3,681
Foreign currency translation	3	28	4	35
Gross carrying amount at March 31, 2025	657	1,577	1,482	3,716

Accumulated impairment losses at December 31, 2024	—	(936)	—	(936)
Foreign currency translation	—	(18)	—	(18)
Accumulated impairment losses at March 31, 2025	—	(954)	—	(954)

Balance, net of impairment, at March 31, 2025	$657	$623	$1,482	$2,762
First Quarter Goodwill Triggering Event
During the first quarter of 2025, our internal reporting and management structure changed, resulting in the identification of three new reportable segments: Roofing, Insulation and Doors. As a result of our segment reorganization, we reassigned the former Composites reportable segment assets and liabilities into the Roofing and Insulation reportable segments. As this change was considered a goodwill triggering event, we performed an interim goodwill impairment test both prior and subsequent to the reorganization using a discounted cash flow approach for each of the respective reporting units.
Prior to reorganizing the reportable segments, and integrating portions of the former Composites reportable segment, but after allocating Goodwill to discontinued operations, the Company tested the Goodwill for the Roofing, Insulation and Composites reporting units. As a result of this test, we determined that no impairment existed for any of the reporting units and that the business enterprise value for the Roofing, Composites and Insulation reporting units substantially exceeded their carrying values. The remaining Composites Goodwill, after the allocation of Goodwill to discontinued operations, of $325 million was allocated between the Roofing and Insulation reporting units based on the relative fair values of the portions of the Composites business, which were integrated based on the discounted cash flows of each.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Subsequent to allocating Goodwill to the Roofing and Insulation reporting units, as part of reorganization, the Company tested the Goodwill for the Roofing and Insulation reporting units. As a result of this test, we determined that no impairment existed for either reporting unit and that the business enterprise value for the Roofing and Insulation reporting units substantially exceeded their carrying values as of the date of our assessment.
Other Intangible Assets
Other intangible assets consist of the following:

	March 31, 2025			December 31, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trademarks and trade names	$1,229	$—	$1,229	$1,225	$—	$1,225
Amortizable intangible assets
Customer relationships	1,583	(400)	1,183	1,570	(367)	1,203
Technology	377	(210)	167	373	(199)	174
Trademarks and trade names	31	(4)	27	31	(4)	27
Other (a)	56	(2)	54	52	(1)	51
Total other intangible assets	$3,276	$(616)	$2,660	$3,251	$(571)	$2,680
(a) Other primarily includes emissions rights.
Indefinite-Lived Intangible Assets
There is one indefinite-lived intangible asset that is at an increased risk of impairment, which is used by our Insulation segment and was partially impaired in the fourth quarter of 2022. A change in the estimated long-term revenue growth rate or discount rate for the segment could increase the likelihood of a future impairment. The following table presents the carrying values of these assets as of March 31, 2025:

(In millions)	March 31, 2025
European building and technical insulation trade name	$88
Definite-Lived Intangible Assets
The Company amortizes the cost of other intangible assets over their estimated useful lives which, individually, range up to 25 years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets.
Amortization expense for intangible assets for the three months ended March 31, 2025 and March 31, 2024 was $38 million and $16 million, respectively. Amortization expense for intangible assets is estimated to be $109 million for the remainder of 2025.
The estimated amortization expense for intangible assets for the next five fiscal years ended December 31 is as follows:

(In millions)	Amortization
2026	$133
2027	$124
2028	$124
2029	$109
2030	$100

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(In millions)	March 31, 2025	December 31, 2024
Land	$183	$178
Buildings and leasehold improvements	1,281	1,238
Machinery and equipment	5,022	4,876
Construction in progress	535	564
Property, plant and equipment, gross	7,021	6,856
Accumulated depreciation	(3,162)	(3,038)
Property, plant and equipment, net	$3,859	$3,818
Machinery and equipment include certain precious metals used in our production tooling, which comprise approximately 4% of total machinery and equipment as of March 31, 2025 and December 31, 2024. Precious metals used in our production tooling are depleted as they are consumed during the production process, depletion expense is included in Cost of Sales on the Company's Consolidated Statements of Earnings.
Our production tooling needs are changing due to the announced sale of our GR business. As a result, the Company sold certain precious metals resulting in gains of $9 million for the three months ended March 31, 2025. These gains are included in Other expense, net on the Consolidated Statements of Earnings and are reflected in the Corporate, Other and Eliminations reporting category. The cash proceeds from the sales are included in Net cash flow used for investing activities in the Consolidated Statements of Cash Flow.
8.    ACQUISITIONS
On February 8, 2024, the Company entered into an Arrangement Agreement (the "Arrangement Agreement") with Masonite International Corporation, a British Columbia corporation ("Masonite"), pursuant to which the Company agreed to acquire all of the issued and outstanding common shares of Masonite at a purchase price of $133.00 per share (the "Arrangement"). On May 15, 2024, as determined by the Arrangement Agreement, the Company completed the acquisition of 100% of the issued and outstanding shares of Masonite for $133.00 per share in cash, without interest for a total purchase price of $3.2 billion. The acquisition was funded primarily with debt proceeds of $2.8 billion and cash on hand. Please refer to the discussion under "364-Day Credit Facility" in Note 12 of the Consolidated Financial Statements for further information.
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
Masonite's operating results and preliminary purchase price allocation have been included in the Company's newly established Doors reportable segment from May 15, 2024, the effective date of the Arrangement, within the Consolidated Financial Statements. Doors contributed revenues of $540 million and earnings of $11 million to the Company for the three months ended March 31, 2025. Please refer to Note 3 of the Consolidated Financial Statements for further information.
During the first three months of 2025, the Company incurred no transaction costs and $2 million of integration costs related to its acquisition of Masonite. During the first three months of 2024, the Company incurred $18 million of transaction costs and no integration costs related to its acquisition of Masonite. These expenses are included in Other expense, net on the Company's Consolidated Statements of Earnings.

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
The closing cash as part of preliminary estimated consideration was calculated at the price of $133.00 per outstanding Masonite common share. At the close of the acquisition of Masonite, there were 22.07 million Masonite common shares outstanding.The preliminary estimated fair value of Owens Corning common stock underlying Masonite outstanding equity awards that have been converted into awards with respect to Owens Corning common stock is calculated as follows:

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
The Company has applied the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, and recognized assets acquired and liabilities assumed at their fair values as of the effective date of the Arrangement, with the excess purchase consideration recorded to goodwill. The Company has not yet finalized the valuation of the assets acquired and liabilities assumed as of March 31, 2025. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities, and during the three months ended March 31, 2025, the Company recorded measurement period adjustments to the purchase price allocation. Additional adjustments may be recorded to the fair value of intangible assets, property, plant and equipment, goodwill and deferred income taxes among other items during the measurement period, a period not to exceed 12 months from the acquisition date.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the preliminary acquisition date fair value net of measurement period adjustments of net tangible and intangible assets acquired, net of liabilities assumed as part of the Arrangement:

(In millions)	As originally reported	Measurement period adjustments	As adjusted
Cash and cash equivalents	$282	$—	$282
Receivables, net	330	—	330
Inventories	379	(1)	378
Other current assets	82	(4)	78
Property, plant and equipment, net	861	(3)	858
Operating lease right-of-use assets	253	—	253
Intangible assets	1,579	(221)	1,358
Deferred income taxes	14	—	14
Other non-current assets	91	—	91
Total assets	3,871	(229)	3,642
Accounts payable	196	—	196
Current operating lease liabilities	28	—	28
Other current liabilities	187	—	187
Long-term debt	867	—	867
Non-current operating lease liabilities	235	—	235
Deferred income taxes	413	(47)	366
Other non-current liabilities	32	3	35
Net assets acquired	1,913	(185)	1,728
Non-controlling interest	(35)	—	(35)
Goodwill	1,308	185	1,493
Total net assets acquired	$3,186	$—	$3,186
The details on the methodology and significant inputs used for fair value of valuation are outlined below.
Goodwill
Preliminary purchase consideration allocation resulted in $1.5 billion in goodwill. Since the acquisition date, the Company has increased the value of goodwill by $185 million as a result of measurement period adjustments. The goodwill is not deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition.
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
Property, Plant and Equipment
The preliminary fair value of property, plant and equipment is $858 million and was determined using cost and market approaches. The cost approach reflects the amount that would be required to replace the asset to service capacity, this approach was used where there was historical data available. Where there was not historical data available the market approach was used, this approach reflects recent sales of identical or comparable assets.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Intangible Assets
The preliminary fair value of acquired intangible assets is $1.4 billion. During 2024, the Company reduced the value of acquired intangibles by $221 million, as we continued to obtain information used to determine the fair value during the measurement period. There were no material impacts to the Consolidated Statements of Earnings as a result of this adjustment. The fair value of customer relationships was determined using the multi-period excess earnings method. Key assumptions under this method are the revenue growth rate, adjusted EBITDA margin (including the adjusted terminal EBITDA margin), customer attrition rate, discount rate, tax rate and contributory asset charges. The fair value of trade names were determined using the relief from royalty method. Key assumptions under this method are future cash flow estimates, royalty rate and discount rate.

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
Joint Ventures and Noncontrolling Interests
The Company's acquisition of Masonite included joint ventures with Dominance Industries, Inc., 45% owned, and Vanair Design Inc., 30% owned. As a result of the Masonite acquisition, we also recognized a 25% noncontrolling interest in Sacopan Inc. for the portion owned by a third party and a 50% non-controlling interest in Magna Foremost SDN BHD for the portion owned by a third party. The value of these investments and non-controlling interests were determined using an equally weighted value from the income approach and the market approach.
Pro Forma Financial Information from Continuing Operations
The following table summarizes, on an unaudited pro forma basis, the combined results of operations from continuing operations of the Company for the three months ended March 31, 2024, assuming the acquisition had occurred on January 1, 2023.

Three Months Ended March 31,
(In millions)	2024
Pro Forma net sales from continuing operations	$2,607
Pro Forma net earnings from continuing operations attributable to Owens Corning	$323
The pro forma financial information includes certain adjustments to adhere to the Company's accounting policies and adjustments to the historical results with pro forma adjustments, net of tax, that assume the acquisition occurred on January 1, 2023. This includes removing the results of the Architectural segment that was sold by Masonite prior to the close of the Arrangement, increased depreciation expense to reflect the fair value of property, plant and equipment, and increased amortization expense related to the fair value of identifiable amortizable intangible assets. In addition, adjustments were made to reflect the interest, discount amortization, and capitalized financing cost amortization for the 2027, 2034 and 2054 senior notes that were issued to pay off the 364-Day Credit Facility in the comparative pro forma period, see Note 12 for further detail. Finally, adjustments were made to remove interest expense for the pro forma period related to the Masonite term loan facility that was paid off at closing as part of the consideration for the Arrangement. There were no significant adjustments to the pro forma financial information for the three months ended March 31, 2024.
The pro forma financial information does not reflect any anticipated synergies or dis-synergies, operating efficiencies or cost savings that may result from the Arrangement and integration costs that may be incurred.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.     ASSETS HELD FOR SALE
On November 4, 2024, the Company entered into a related party agreement to sell its building materials business in China and Korea to a member of the business' management team. At that time, the Company met the assets held for sale criteria. The disposal further aligns with the strategy to reshape the Company to focus on residential and commercial building products in North America and Europe. The transaction includes six insulation manufacturing facilities in China and a roofing manufacturing facility in Korea. The building materials business, within the Insulation segment, represents annual revenues of approximately $130 million.
During the fourth quarter of 2024, the Company reclassified $2 million as held for sale within Other current liabilities on the Consolidated Balance Sheets. The Company also recorded the assets at the fair value less cost to sell, which was less than the carrying value and resulted in an impairment of $91 million primarily related to Property, Plant and Equipment and Goodwill. The impairment was included in Loss on sale of business on the Consolidated Statements of Earnings within the Company's 2024 Form 10-K. The Company estimated the fair value of these assets, less cost to sell, using Level 3 inputs.
During the three months ended March 31, 2025, the Company incurred an additional loss of $2 million. This loss is included within Other expense, net on the Consolidated Statements of Earnings.
The transaction is expected to close mid-2025. Any additional loss on disposal is expected to be immaterial.
10.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of the Consolidated Financial Statements within our 2024 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Beginning balance	$99	$97
Amounts accrued for current year	6	4
Settlements of warranty claims	(6)	(3)
Ending balance	$99	$98
11.    RESTRUCTURING
The Company may incur restructuring, and other exit costs in connection with its global cost reduction, product line and productivity initiatives and the Company’s growth strategy.
Building Materials Business Exit Restructuring
On November 4, 2024, the Company entered into a related party agreement to sell its Insulation segment's building materials business in China and Korea to a member of the business’ management team. During 2024, the Company recorded the assets at the fair value less cost to sell, which was less than the carrying value and resulted in an impairment of $91 million related primarily to Property, Plant and Equipment and Goodwill.
Following the signing of the agreement, the Company took actions to reduce headcount and implement cost savings initiatives. These actions are expected to result in cumulative costs of approximately $15 million, primarily related to severance and other exit costs. During the first three months of 2025, the Company did not incur any charges related to this project.
Acquisition-Related Restructuring
Following the acquisition of Masonite, within the Company's Doors segment, the Company took actions to realize expected synergies from the newly acquired operations. During the first three months of 2025, the Company recorded $4 million of charges, all of which were cash charges primarily related to severance. The Company is continuing to review synergies as a result of this acquisition and expects to incur a material amount of incremental costs throughout 2025 and into future years.

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
During the first three months of 2025, the Company did not incur any charges related to this project.
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
During the first three months of 2025, the Company did not incur any charges relating to this project. The Company does not expect to incur any future charges.
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
During the first three months of 2025, the Company did not incur any charges relating to this project. The Company does not expect to incur any future charges.
European Operating Structure Optimization
In March 2023, the Company took actions to optimize the operating structure of its segments across Europe to increase its competitiveness. These actions are expected to result in cumulative costs of approximately $20 million, primarily related to severance and other exit costs. During the first three months of 2025, the Company recorded $1 million of income primarily related to a reduction in severance. The Company does not expect to recognize significant incremental costs related to these actions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Consolidated Statements of Earnings From Continuing Operations Classification
The following table presents the impact and respective location of total restructuring on the Consolidated Statements of Earnings From Continuing Operations, which are included within Corporate, Other and Eliminations:

		Three Months Ended March 31,
(In millions)	Location	2025	2024
Accelerated depreciation	Cost of sales	$—	$(4)
Other exit costs	Cost of sales	—	(3)
Severance	Other expense, net	(2)	(7)
Other exit costs	Other expense, net	(1)	—
Total restructuring costs		$(3)	$(14)
Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company’s restructuring activities:

	March 31, 2025
(In millions)	Acquisition-related Restructuring	Building Materials Business Exit	Global Composites Restructuring	Protective Packaging Exit	Wabash Facility Closure	European Operating Structure Optimization
Balance at December 31, 2024	$3	$6	$14	$—	$—	$5
Restructuring costs	4	—	—	—	—	(1)
Payments	(4)	—	(1)	—	—	(1)
Accelerated depreciation and other non-cash items	—	—	—	—	—	(1)
Balance at March 31, 2025	$3	$6	$13	$—	$—	$2
Cumulative charges incurred	$59	$6	$33	$83	$33	$14
As of March 31, 2025, the remaining liability balance was comprised of $24 million related to severance, which the Company expects to pay over the next twelve months.

	March 31, 2024
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.    DEBT
Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows:

	March 31, 2025		December 31, 2024
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.400% senior notes, net of discount and financing fees, due 2026	$399	98%	$399	98%
5.500% senior notes, net of discount and financing fees, due 2027	497	102%	497	102%
5.375% senior notes, net of discount and financing fees, due 2028	—	—%	29	99%
3.950% senior notes, net of discount and financing fees, due 2029	447	97%	447	95%
3.500% senior notes, net of discount and financing fees, due 2030	2	92%	2	89%
3.500% senior notes, net of discount and financing fees, due 2030	339	94%	338	93%
3.875% senior notes, net of discount and financing fees, due 2030	298	95%	298	94%
5.700% senior notes, net of discount and financing fees, due 2034	790	103%	790	102%
7.000% senior notes, net of discount and financing fees, due 2036	369	113%	369	112%
4.300% senior notes, net of discount and financing fees, due 2047	589	81%	589	80%
4.400% senior notes, net of discount and financing fees, due 2048	391	82%	391	80%
5.950% senior notes, net of discount and financing fees, due 2054	683	100%	683	99%
Various finance leases, due through 2050 (a)	276	100%	267	100%
Total long-term debt	5,080	N/A	5,099	N/A
Less – current portion of finance leases and other (a)	35	100%	32	100%
Long-term debt, net of current portion	$5,045	N/A	$5,067	N/A
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
On April 15, 2024, in connection with the acquisition of Masonite, we commenced a tender offer (the “Tender Offer”) to purchase any and all of Masonite's outstanding 5.375% Senior Notes due 2028 (the “Masonite 2028 notes”) with an aggregate value of $501 million. On May 13, 2024, 94.25% of the outstanding Masonite 2028 notes were validly tendered, with Owens Corning making a cash payment on May 16, 2024 of approximately $480 million, inclusive of $7 million of interest and $1 million premium on tender. Following the settlement of the Tender Offer, approximately $29 million of the Masonite 2028 notes that were not tendered remain outstanding, which has been recorded on the Consolidated Balance Sheets. Interest on the Masonite 2028 notes is payable semiannually in arrears on February 1 and August 1 each year. On February 1, 2025, the

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Company issued a par call to repay the remaining portion of its outstanding Masonite 2028 notes for $30 million inclusive of accrued interest.
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
Collectively, the Company's senior notes above, other than the Masonite 2028 notes or the Masonite 2030 notes, are referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2025.
Senior Revolving Credit Facility
On March 5, 2025, the Company amended its senior revolving credit facility (the “Senior Revolving Credit Facility”) to increase the available principal amount from $1.0 billion to $1.5 billion and to extend the maturity to March 2030. The Senior Revolving Credit Facility includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate, federal funds rate plus a spread or forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”) plus a spread.
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of March 31, 2025.
During the first quarter of 2025, the Company borrowed $30 million under the Senior Revolving Credit Facility, which was subsequently repaid with proceeds from the issuance of CP Notes (as defined below). The Company had no borrowings outstanding and $1.5 billion available under the Senior Revolving Credit Facility as of March 31, 2025.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Receivables Securitization Facility
The receivables securitization facility (the "Receivables Securitization Facility") has a Receivables Purchase Agreement (“RPA”) that is accounted for as secured borrowings in accordance with ASC 860, “Accounting for Transfers and Servicing.” Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, had an RPA with certain financial institutions. On February 25, 2025, the Company amended and restated the RPA to extend the scheduled maturity date to April 2025. Effective March 31, 2025, the Company terminated the Receivables Securitization Facility and RPA.
Under the RPA, the Company had the ability to borrow at the lenders’ cost of funds, which approximated Term SOFR plus a spread. Alternatively, the Company had the ability to borrow at the higher of the United States prime rate or the Overnight Bank Funding Rate plus a spread. The RPA contained various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a securitization facility.
Owens Corning Receivables LLC’s sole business consisted of the purchase or acceptance through capital contributions of trade receivables and related rights from Owens Corning Sales, LLC and the subsequent retransfer of or granting of a security interest in such trade receivables and related rights to certain purchasers who were party to the RPA.
During the first quarter of 2025, the Company borrowed $299 million under the Receivables Securitization Facility which was subsequently repaid with proceeds from the issuance of CP Notes.
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
Commercial Paper
On March 5, 2025, the Company established a $1.5 billion commercial paper program ("CP Program") for the issuance of unsecured commercial paper notes (the “CP Notes”) with maturities ranging up to 397 days from the date of issuance. The CP Notes may not be voluntarily prepaid or redeemed by the Company prior to maturity and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The proceeds from the CP Notes will be used to finance the Company’s short-term liquidity needs and other general corporate purposes. The Senior Revolving Credit Facility is designated to be a liquidity backstop for the CP Notes outstanding under the CP Program. We do not intend to have outstanding borrowings under the CP Program in excess of available capacity under our Senior Revolving Credit Facility. As of March 31, 2025, there were $500 million of CP Notes outstanding under the CP Program with a weighted average interest rate and weighted average maturity period of 4.62% and 29 days, respectively. The CP Notes are reported net of any discount and are included within Short-term debt on the Company's Consolidated Balance Sheets.
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
During the second quarter of 2023, the Company’s subsidiary, Paroc Group OY (“Paroc”), which the Company acquired in 2018, notified the appropriate European maritime regulatory authorities that specific products in its marine insulation product line may not meet certain fire safety requirements in accordance with their certifications. Paroc voluntarily withdrew these specific products from the market, issued recalls, and suspended distribution and sales of these products (the “Recalled Products”). Paroc continues to cooperate with the applicable regulatory and government authorities and work with its customers and end-users to assist with remediation for the recall. During the first quarter of 2024, the Company discovered potential nonconformances relating to two other marine insulation product lines. In April 2024, Paroc suspended sales of these marine insulation products as a precautionary measure while it reviews the potential nonconformances, but has not issued recalls. The Company has included an estimated liability for expected future costs related to the Recalled Products on its Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. The estimated liability is primarily based on claims received, as well as assumptions related to the estimated costs of the remedy for the Recalled Products. At this time, we cannot estimate a range of loss for any additional costs related to the Recalled Products that exceed the current estimated liability. We reevaluate these assumptions each period and the related liability may be adjusted when factors indicate that the liability is either not sufficient to cover or exceeds the estimated costs related to the Recalled Products. Based on the factors currently known, we believe the appropriate liability has been established at this time. It is reasonably possible that additional costs related to the Recalled Products could be incurred that exceed the estimated liability by amounts that could be material to our Consolidated Financial Statements.
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
Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of March 31, 2025, the Company was involved with a total of 25 sites worldwide, including 10 Superfund and state or country equivalent sites and 15 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.
Remediation activities generally involve a potential range of activities and costs related to soil, groundwater and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

action and changes in remediation technology. Taking these factors into account, Owens Corning reasonably estimates the costs of remediation to be paid over a period of years. The Company accrues an amount on an undiscounted basis, when a liability is probable and reasonably estimable. Actual cost may differ from these estimates for the reasons mentioned above. At March 31, 2025, the Company had an accrual totaling $4 million for these costs, of which the current portion is $2 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.
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
14.    STOCK COMPENSATION
Description of the Plan
On April 20, 2023, the Company’s stockholders approved the Owens Corning 2023 Stock Plan (the “2023 Stock Plan”), which authorizes grants of stock options, stock appreciation rights, stock awards (including restricted stock awards, restricted stock units and bonus stock awards), performance share awards and performance share units. At March 31, 2025, the number of shares remaining available under the 2023 Stock Plan for all stock awards was 2.6 million.
Prior to the 2023 Stock Plan, employees were eligible to receive stock awards under the Owens Corning 2019 Stock Plan.
Total Stock-Based Compensation Expense
Stock-based compensation expense included in both Marketing and administrative expenses and Net earnings/(loss) from discontinued operations attributable to Owens Corning, net of tax in the accompanying Consolidated Statements of Earnings is as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Total stock-based compensation expense from continuing operations	$20	$13
Total stock-based compensation expense from discontinued operations	1	1
Total stock-based compensation expense	$21	$14
Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) under its stockholder-approved stock plans. Generally, all outstanding RSUs will fully settle in stock. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three to four years. The 2023 Stock Plan allows alternate vesting schedules for death, disability and retirement. The weighted-average grant date fair value of RSUs granted under the 2023 Stock Plan in 2025 was $180.34.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In accordance with the Arrangement Agreement, the number of Masonite shares underlying the PRSUs was equal to (i) 107.33% of target for PRSUs granted in February 2022, (ii) 100% of target for PRSUs granted in August 2022 and (iii) 122% of target for PRSUs granted in February 2023.
The fair value of the Owens Corning RSUs issued for Masonite outstanding equity awards was $85 million as of the date of acquisition, of which $35 million was related to pre-combination expense and was included in the purchase price. The remaining portion of $50 million relates to post-combination expense, of which $26 million was accelerated as of March 31, 2025. As of March 31, 2025, the future unrecognized expense related to the converted outstanding RSUs was approximately $10 million which will be recognized over the remaining service period of approximately 1.51 years. Please refer to Notes 8 and 11 of the Consolidated Financial Statements for further information. Future equity-based awards to Company employees who were former Masonite employees may be granted from the remaining available shares under the Masonite Stock Plan. At March 31, 2025, the number of shares remaining available under the Masonite Stock Plan was 0.6 million shares of Owens Corning common stock.
The following table summarizes the Company’s RSU activity:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2024	1,249,146	$107.31
Granted	233,804	180.34
Vested	(332,246)	120.58
Forfeited	(4,555)	142.30
Balance at March 31, 2025	1,146,149	$118.21
As of March 31, 2025, there was $79 million of total unrecognized compensation cost related to RSUs. This total includes $10 million of unrecognized compensation related to converted Masonite equity awards. The remaining $69 million of unrecognized compensation cost is related to RSUs granted under both the Owens Corning Stock Plans and Masonite Stock Plan. That cost is expected to be recognized over a weighted-average period of 2.02 years. The total grant date fair value of shares vested during the three months ended March 31, 2025 and 2024 was $40 million and $23 million, respectively.
Performance Share Units
The Company has granted performance share units (“PSUs”) as a part of its long-term incentive plan. All outstanding PSUs will fully settle in stock. The amount of shares ultimately distributed from all PSUs is contingent on meeting internal company-based metrics or an external-based stock performance metric.
In the three months ended March 31, 2025, the Company granted both internal company-based and external-based metric PSUs.
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
The following table provides a summary of the grant date fair values of the internal Company-based metric PSUs:

	Three Months Ended March 31,
	2025	2024
Grant date fair value of units granted	$171.94	$147.18

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The following table provides a summary of the assumptions for PSUs granted in 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Expected volatility	32.78%	33.88%
Risk free interest rate	4.14%	3.94%
Expected term (in years)	2.90	2.91
Grant date fair value of units granted	$221.54	$195.95
The risk-free interest rate was based on zero-coupon United States Treasury STRIPS at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of March 31, 2025, there was $35 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.24 years.
The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	219,075	$117.23
Granted	120,321	188.47
Vested	—	—
Forfeited	—	—
Balance at March 31, 2025	339,396	$148.85
Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (“ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company’s stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan, which increased the number of shares available for issuance under the plan by 4.2 million shares. As of March 31, 2025, 3.0 million shares remain available for purchase.
Included in total stock-based compensation expense is $3 million of expense related to the Company’s ESPP recognized during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recognized expense of $2 million related to the Company’s ESPP. As of March 31, 2025, there was $2 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024
Net earnings from continuing operations attributable to Owens Corning	$255	$278
Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax	(348)	21
NET (LOSS) EARNINGS ATTRIBUTABLE TO OWENS CORNING	$(93)	$299
Weighted-average number of shares outstanding used for basic earnings per share	85.8	87.3
Unvested restricted stock units and performance share units	0.5	0.6
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	86.3	87.9
(Loss) Earnings per common share attributable to Owens Corning common stockholders:
Basic - continuing operations	$2.97	$3.18
Basic - discontinued operations	$(4.05)	$0.24
Basic	$(1.08)	$3.42

Diluted - continuing operations	$2.95	$3.16
Diluted - discontinued operations	$(4.03)	$0.24
Diluted	$(1.08)	$3.40
For the three months ended March 31, 2025 and March 31, 2024, there were no unvested RSUs or PSUs that had an anti-dilutive effect on earnings per share.
On December 1, 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased 0.7 million shares of its common stock for $101 million, inclusive of applicable taxes, during the three months ended March 31, 2025, under the Repurchase Authorization. As of March 31, 2025, 5.7 million shares remain available for repurchase under the Repurchase Authorization.
The Company repurchased 0.9 million shares of its common stock for $130 million, inclusive of applicable taxes, during the three months ended March 31, 2024.
16.    INCOME TAXES
The following table provides the Income tax expense and effective tax rate for the periods indicated:

	Three Months Ended March 31,
(In millions, except effective tax rate)	2025	2024
Income tax expense	$88	$83
Effective tax rate	26%	23%
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2025 is primarily due to U.S. state and local income tax expense and foreign rate differential.

The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2024 is primarily due to U.S. state and local income tax expense, partially offset by discrete tax benefits related to valuation allowance and stock-based compensation.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company continues to assert indefinite reinvestment in accordance with ASC 740 based on the laws as of enactment of the tax legislation.
17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT
The following table summarizes the changes in accumulated other comprehensive income (deficit):

	Three Months Ended March 31,

(In millions)	2025	2024
Currency Translation Adjustment
Beginning balance	$(534)	$(318)
Gain (loss) on foreign currency translation	75	(41)
Other comprehensive income (loss), net of tax	75	(41)
Ending balance	$(459)	$(359)
Pension and Other Postretirement Adjustment
Beginning balance	$(181)	$(196)
Amounts reclassified from AOCI to net earnings, net of tax (a)	—	1
Amounts classified into AOCI, net of tax	(3)	(1)
Other comprehensive loss, net of tax	(3)	—
Ending balance	$(184)	$(196)
Hedging Adjustment
Beginning balance	$24	$11
Amounts reclassified from AOCI to net earnings, net of tax (b)	(2)	7
Amounts classified into AOCI, net of tax	3	(2)
Other comprehensive income, net of tax	1	5
Ending balance	$25	$16
Total AOCI ending balance	$(618)	$(539)
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
GENERAL
Owens Corning is a building products leader committed to building a sustainable future through material innovation. As described below, the Company now has three reporting segments: Roofing, Insulation and Doors. Through these lines of business, the Company manufactures and sells products that provide durable, sustainable, energy-efficient solutions. We are a market leader in many of our major product categories.
EXECUTIVE OVERVIEW
Net earnings from continuing operations attributable to Owens Corning were $255 million in the first quarter of 2025, compared to $278 million in the same period of 2024. The Company generated $565 million in adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) from continuing operations for the first quarter of 2025, compared to $515 million in the same period of 2024. See the Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization From Continuing Operations section of the MD&A for further information regarding Adjusted EBITDA from continuing operations, including the reconciliation to net earnings from continuing operations attributable to Owens Corning. First quarter of 2025 segment earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance in our Roofing segment compared to the same period of 2024 decreased $6 million, while our Insulation segment increased $2 million. First quarter of 2025 EBITDA for our Doors segment was $68 million. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $14 million.
Glass Reinforcements Divestiture
On February 13, 2025, the Company entered into a definitive agreement for the sale of our global glass reinforcements (“GR”) business for a purchase price of approximately $436 million, less costs to sell. As of March 31, 2025, the estimated purchase price was $498 million, net of cash, and less costs to sell. The change since signing is due to the changes in customary and transaction-specific price adjustments which are subject to further changes through the date of the final closing adjustments. The GR business, historically part of the Company’s Composites segment, manufactures, fabricates, and sells glass fiber reinforcements for a wide variety of applications in wind energy, infrastructure, industrial, transportation and consumer markets. The sale will complete Owens Corning’s review of strategic alternatives for the business, as previously announced on February 9, 2024, and aligns with our strategy to reshape the Company to focus on building products in North America and Europe. The transaction is expected to close in 2025 and is subject to customary regulatory approvals and other conditions.
The transaction represents a strategic shift that has a major effect on the Company's operations and financial results. Effective January 1, 2025, the GR business’ financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented. In the first quarter of 2025, net earnings (loss) from discontinued operations attributable to Owens Corning was $348 million on the Consolidated Statements of Earnings, primarily related to the loss recognized upon the classification of the GR business into discontinued operations. The loss on discontinued operations was determined by comparing the carrying value of the discontinued operation to the fair value of the business, as derived from the signed purchase agreement, less estimated costs to sell.
As a result of classifying the GR business as a discontinued operation, a portion of the Goodwill from our former Composites reporting unit was allocated to the Balance Sheets of the discontinued operation as of March 31, 2025 and December 31, 2024. As of the date of classification of the GR business as a discontinued operation, the Company determined the amount of Goodwill to allocate based on the relative fair values of the discontinued operation and the former Composites reporting unit. This resulted in an allocation of $98 million of Goodwill to the discontinued operation.
After allocating Goodwill to the discontinued operation, the Company compared the carrying value of the discontinued operation to the fair value of the discontinued operation, defined as the sale price less estimated selling costs. During the three months ended March 31, 2025, the Company incurred a pre-tax loss on classification as discontinued operations of $362 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Changes in Reportable Segments
Effective January 1, 2025, due to a strategic shift in how we manage our business as a result of the agreement to sell the GR business and the classification of the GR business as a discontinued operation, we changed the composition of our reportable segments. As a result, all prior period information was recast to reflect this change. The Company now has three reportable segments: Roofing, Insulation and Doors.
Tariff and Trade Uncertainties
Beginning in the first quarter of 2025, the U.S. government announced additional tariffs on goods imported into the U.S. from numerous countries and multiple nations have responded with reciprocal tariffs and other actions. The Company continues to monitor the economic effects of such announcements. Based on the current tariff policies, the Company expects to partially offset the operating profit impact of the enacted tariffs with supply chain adjustments and productivity and cost savings actions. To the extent additional tariffs or other trade restrictions are enacted and the Company is unable to offset the tariffs or the tariffs negatively impact demand, the Company’s revenue and profitability could be adversely impacted.
RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended March 31,
(In millions)	2025	2024
Net sales	$2,530	$2,017
Gross margin	$725	$628
% of net sales	29%	31%
Marketing and administrative expenses	$261	$190
Other expense, net	$22	$35
Earnings from continuing operations before interest and taxes	$407	$376
Interest expense, net	$64	$16
Income tax expense	$88	$83
Net earnings from continuing operations attributable to Owens Corning	$255	$278
Net (loss) earnings from discontinued operations attributable to Owens Corning	$(348)	$21
Net (loss) earnings attributable to Owens Corning	$(93)	$299
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the first quarter 2025, net sales increased $513 million compared to the same period in 2024. For the first quarter 2025, the increase in net sales was primarily driven by the revenues from our Doors segment as a result of the Masonite acquisition, which were partially offset by lower sales volumes for our Roofing and Insulation segments.
GROSS MARGIN
In the first quarter 2025, gross margin increased $97 million compared to the same period in 2024. For the first quarter 2025, the increase was primarily driven by the margins from our Doors segment as a result of the Masonite acquisition which were partially offset by lower sales volumes.
MARKETING AND ADMINISTRATIVE EXPENSES
In the first quarter 2025, marketing and administrative expenses increased $71 million compared to the same period in 2024. This increase was primarily driven by the addition of the Doors segment's selling, general, and administrative expenses, along with inflation throughout the rest of the organization.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
OTHER EXPENSE, NET
In the first quarter 2025, other expenses, net decreased $13 million compared to the same period in 2024. For the first quarter 2025, the decrease was primarily driven by lower acquisition and strategic review-related costs, which were slightly offset by higher gains on the sale of precious metals.
INTEREST EXPENSE, NET
In the first quarter 2025, interest expense, net, increased $48 million compared to the same period in 2024. For the first quarter, the increase was driven by interest on the higher long-term debt balances and lower interest income due to lower cash balances.
INCOME TAX EXPENSE
Income tax expense for the three months ended March 31, 2025 was $88 million. For the first quarter of 2025, the Company’s effective tax rate was 26%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2025 is primarily due to U.S. state and local income tax expense and foreign rate differential.

The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is not reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions.
Income tax expense for the three months ended March 31, 2024 was $83 million. For the first quarter of 2024, the Company's effective tax rate was 23%. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2024 is primarily due to U.S. state and local income tax expense, partially offset by discrete tax benefits related to valuation allowance and stock-based compensation.
Restructuring Costs
The Company has incurred restructuring and other exit costs in connection with its global cost reduction, product line and productivity initiatives. These costs are recorded within Corporate, Other and Eliminations. Please refer to Note 11 of the Consolidated Financial Statements for further information on the nature of these costs.
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings From Continuing Operations :

		Three Months Ended March 31,
(In millions)	Location	2025	2024
Accelerated depreciation	Cost of sales	$—	$(4)
Other exit costs	Cost of sales	—	(3)
Severance	Other expense, net	(2)	(7)
Other exit costs	Other expense, net	(1)	—
Total restructuring costs		$(3)	$(14)
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization From Continuing Operations
Adjusted EBITDA from continuing operations is a non-GAAP measure that excludes certain items that management does not allocate to our segment results because it believes they are not representative of the Company’s ongoing operations. Adjusted EBITDA from continuing operations is used internally by the Company for various purposes, including reporting results of operations to the Board of Directors of the Company, analysis of performance and related employee compensation measures. Although management believes that these adjustments result in a measure that provides a useful representation of our operational performance, the adjusted measure should not be considered in isolation or as a substitute for Net earnings from continuing operations attributable to Owens Corning as prepared in accordance with accounting principles generally accepted in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Adjusting income (expense) items to EBITDA are shown in the table below:

	Three Months Ended March 31,
(In millions)	2025	2024
Restructuring excluding depreciation and amortization	$(3)	$(10)
Loss on Assets Held for Sale	(2)	—
Gains on sale of certain precious metals	9	—
Strategic review-related charges	—	(2)
Paroc marine recall	(1)	(1)
Acquisition-related transaction costs	—	(18)
Acquisition-related integration costs	(2)	—
Total adjusting items	$1	$(31)
The reconciliation from Net earnings from continuing operations attributable to Owens Corning to Adjusted EBITDA from continuing operations is shown in the table below:

	Three Months Ended March 31,
(In millions)	2025	2024
NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO OWENS CORNING	$255	$278
Net loss attributable to non-redeemable and redeemable noncontrolling interests	—	(1)
NET EARNINGS FROM CONTINUING OPERATIONS	255	277
Income tax expense	88	83
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	343	360
Interest expense, net	64	16
EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	407	376
Less: Adjusting items from above	1	(31)
Depreciation and amortization	159	108
ADJUSTED EBITDA FROM CONTINUING OPERATIONS	$565	$515
Segment Results
At the beginning of 2025, we changed our segment measure of profitability for our reportable segments from Earnings before interest and taxes ("EBIT") to Earnings before interest, taxes, depreciation and amortization (“EBITDA”), as the measure used for purposes of making decisions about allocating resources to the segments and assessing performance, effective January 1, 2025. Prior period amounts have been recast to reflect the new segment measure for profitability.
EBITDA by segment consists of net sales less related costs and expenses plus depreciation and amortization. EBITDA is presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in EBITDA for our reportable segments and are included in the Corporate, Other and Eliminations category, which is presented following the discussion of our reportable segments. Segment EBITDA is the principal measure used by the chief operating decision maker ("CODM") to assess segment performance and make decisions on the allocation of resources.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Roofing
The table below provides a summary of net sales and EBITDA for the Roofing segment:

	Three Months Ended March 31,
(In millions)	2025	2024
Net sales	$1,120	$1,098
% change from prior year	2%	N/A
EBITDA	$332	$338
EBITDA as a % of net sales	30%	31%
NET SALES
In our Roofing segment, net sales in the first quarter of 2025 increased $22 million compared to the same period in 2024 due to higher selling prices of $37 million, partially offset by lower volumes of approximately 1%.
EBITDA
In our Roofing segment, EBITDA in the first quarter of 2025 decreased $6 million compared to the same period in 2024 due to higher manufacturing costs of $19 million, lower sales volumes, input cost inflation of $8 million and unfavorable mix, which were partially offset by higher selling prices of $37 million.
OUTLOOK
In our Roofing segment, the Company expects non-discretionary residential re-roof and remodeling activity to remain solid. Uncertainties that may impact Roofing demand include demand from storms and other weather-related events, competitive pricing pressure and the cost and availability of raw materials, particularly asphalt. The Company will continue to focus on managing costs, capital expenditures and working capital to best service the market demand.
Insulation
The table below provides a summary of net sales and EBITDA for the Insulation segment:

	Three Months Ended March 31,
(In millions)	2025	2024
Net sales	$909	$957
% change from prior year	-5%	N/A
EBITDA	$225	$223
EBITDA as a % of net sales	25%	23%
NET SALES
In our Insulation segment, net sales in the first quarter of 2025 decreased $48 million compared to the same period in 2024 due to lower sales volumes of approximately 6% and $10 million of unfavorable impact of translating sales denominated in foreign currencies into United States dollars, which were partially offset by higher selling prices of $22 million.
EBITDA
In our Insulation segment, EBITDA in the first quarter of 2025 increased $2 million compared to the same period in 2024 primarily driven by higher selling prices of $22 million, favorable mix and lower manufacturing costs of $5 million, which were partially offset by lower sales volumes and input cost inflation of $10 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
OUTLOOK
The outlook for Insulation demand is driven by North American new residential construction, remodeling and repair activity, as well as non-residential construction activity in the United States, Canada, Europe and Latin America. Demand in non-residential insulation markets is most closely correlated to industrial production growth and overall economic activity in the markets we serve. Demand for residential insulation is most closely correlated to U.S. housing starts.
During the first quarter of 2025, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was approximately 1.370 million, a decrease from an annual average of approximately 1.415 million starts in the first quarter of 2024.
The Company expects the new residential construction market in North America to be temporarily challenged, driven by an overall weakness in housing starts due to mortgage rates. However, due to a period of slow economic growth, the global non-residential construction markets are expected to remain soft temporarily. The Company continues to concentrate on driving productivity, managing costs, capital expenditures and working capital as we position ourselves to expand capacity within our existing manufacturing network.
Doors
The table below provides a summary of net sales and EBITDA for the Doors segment:

	Three Months Ended March 31,
(In millions)	2025	2024
Net sales	$540	$—
% change from prior year	N/A	N/A
EBITDA	$68	$—
EBITDA as a % of net sales	13%	N/A
NET SALES
In our new Doors segment, net sales in the first quarter 2025 were $540 million, due to the acquisition of Masonite, which was completed on May 15, 2024.
EBITDA
In our newly acquired Doors segment, EBITDA in the first quarter 2025 was $68 million, due to the acquisition of Masonite, which was completed on May 15, 2024.
OUTLOOK
The outlook for the Doors segment is driven by the residential new construction and residential repair and remodeling markets in North America and Europe. The Company expects the North America residential new construction market to be temporarily challenged, with discretionary residential repair and remodeling activity in North America remaining soft. Due to a weaker macroeconomic outlook and higher interest rates in Europe, the Company expects these markets to remain challenged. The Company will concentrate on managing costs, capital expenditures and working capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Corporate, Other and Eliminations
The table below provides a summary of EBITDA for the Corporate, Other and Eliminations category:

	Three Months Ended March 31,
(In millions)	2025	2024
Restructuring Excluding Depreciation and Amortization	$(3)	$(10)
Gains on sale of certain precious metals	9	—
Strategic review-related charges	—	(2)
Paroc marine recall	(1)	(1)
Acquisition-related transaction costs	—	(18)
Acquisition-related integration costs	(2)	—
Loss on Assets Held for Sale	(2)	—
General corporate expense and other	(60)	(46)
EBITDA	$(59)	$(77)
EBITDA
In Corporate, Other and Eliminations, EBITDA expenses for the first quarter of 2025 were lower by $18 million compared to the same period in 2024, primarily driven by lower acquisition-related transaction and restructuring costs, along with gains on sale of certain precious metals, partially offset by increased General corporate expense and other.
General corporate expense and other for the first quarter of 2025 were higher by $14 million compared to the same period in 2024.
OUTLOOK
In 2025, we estimate general corporate expenses to be approximately $240 million to $260 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company’s primary sources of liquidity are its balance of Cash and cash equivalents from continuing operations of $400 million as of March 31, 2025, its commercial paper program ("CP Program") and Senior Revolving Credit Facility (as defined below).
The Company has a $1.5 billion senior revolving credit facility (the “Senior Revolving Credit Facility”) that has been amended from time to time. The Senior Revolving Credit Facility was most recently amended in March 2025 to increase the borrowing limit from $1.0 billion to $1.5 billion and extend the maturity date to March 2030. No other significant terms impacting liquidity were amended.
The agreement governing our Senior Revolving Credit Facility contains various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. We were in compliance with these covenants as of March 31, 2025.
On March 5, 2025, the Company established the CP Program for the issuance of $1.5 billion in unsecured commercial paper notes (the "CP Notes") with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under the Senior Revolving Credit Facility.
The Company had a Receivables Securitization Facility that was amended from time to time. The Receivables Securitization Facility was most recently amended in February 2025 to extend the maturity date to April 2025. Subsequently, on March 31, 2025, the Company terminated the Receivables Securitization Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to the Risk Factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) for details on the factors that could inhibit our subsidiaries’ ability to pay dividends or make other distributions to the parent company.
Cash Flows
Cash and cash equivalents were $440 million as of March 31, 2025, compared to $1.3 billion as of March 31, 2024. Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of March 31, 2025 and December 31, 2024, the Company had $78 million and $95 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with Accounting Standards Codification (“ASC”) 740 based on the laws as of enactment of the tax legislation.
Operating activities: Net cash flow used by operating activities increased by $73 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase in cash used by operating activities was primarily due to higher increases in inventory and other operating assets, as well as lower increases in accounts payable. These were partially offset by higher cash earnings and lower increases in accounts receivable when compared to the same period in 2024. For the three months ended March 31, 2025, there was no depreciation and amortization related to discontinued operations.
Investing activities: Net cash flow used for investing activities increased by $13 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily driven by more cash paid for property, plant and equipment, slightly offset by higher proceeds from the sale of assets. For the three months ended March 31, 2025, cash paid for property, plant and equipment related to discontinued operations was $21 million.
Financing activities: Net cash flow provided by financing activities increased by $498 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase was primarily driven by the issuance of CP Notes as well as lower treasury stock repurchases. These were slightly offset by the redemption of the remaining portion of the outstanding Masonite 2028 notes.
Material Cash Requirements
Our anticipated uses of cash include capital expenditures, working capital needs, share repurchases, meeting financial obligations, payments of any dividends authorized by our Board of Directors, acquisitions, restructuring actions, divestitures and pension contributions. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our Senior Revolving Credit Facility and our CP Program, will provide ample liquidity to enable us to meet our cash requirements.
Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2024 Form 10-K for more details on these material cash requirements. During the first quarter of 2025, there have been no material changes to our expected uses of cash and contractual obligations.
Debt
As of March 31, 2025, the Company had $5.6 billion of total debt. The Company's Short-term debt includes $500 million of CP Notes.
On March 5, 2025, the Company amended its senior revolving credit facility (the “Senior Revolving Credit Facility”) to increase the available principal amount from $1.0 billion to $1.5 billion and to extend the maturity to March 2030. During the first quarter of 2025, the Company borrowed $30 million under the Senior Revolving Credit Facility, which was subsequently repaid with proceeds from the issuance of CP Notes. The Company had no borrowings outstanding and $1.5 billion available under the Senior Revolving Credit Facility as of March 31, 2025.
On March 5, 2025, the Company established a CP Program for the issuance of CP Notes with maturities ranging up to 397 days from the date of issuance. As of March 31, 2025, there were $500 million of CP Notes outstanding under the Program with a weighted average interest rate and weighted average maturity period of 4.62% and 29 days, respectively. We do not intend to have outstanding borrowings under our CP Program in excess of available capacity under our Senior Revolving Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
On February 25, 2025, the Company amended the receivables securitization facility (the "Receivables Securitization Facility") to extend the maturity date to April 2025. During the first quarter of 2025, the Company borrowed $299 million under the Receivables Securitization Facility which was subsequently repaid with proceeds from the issuance of CP Notes. Subsequently, on March 31, 2025, the Company terminated the Receivables Securitization Facility.
On April 15, 2024, in connection with the acquisition of Masonite, we commenced a tender offer (the "Tender Offer") to purchase any and all of Masonite's outstanding 5.375% Senior Notes due 2028 (the “Masonite 2028 notes”) with an aggregate value of $501 million. On May 13, 2024, 94.25% of the outstanding Masonite 2028 notes were validly tendered, Following the settlement of the Tender Offer, approximately $29 million of the Masonite 2028 notes that were not tendered remained outstanding, which was been recorded on the Consolidated Balance Sheets as of December 31, 2024. On February 1, 2025 the Company redeemed the remaining portion of the outstanding Masonite 2028 notes for $30 million inclusive of accrued interest.
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
Derivatives
Please refer to Note 5 of the Consolidated Financial Statements.
Fair Value Measurement
Please refer to Notes 5, 8, 12, and 12 of the Consolidated Financial Statements.
SAFETY
One of our primary objectives is the safety and well-being of our employees. Working safely is an unconditional, organization-wide expectation at Owens Corning, which we believe directly benefits employees’ lives, improves our manufacturing processes and reduces our costs. The Company maintains comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to severe injuries. One of our primary safety measures is the Recordable Incident Rate (“RIR”) as defined by the United States Bureau of Labor Statistics. For the three months ended March 31, 2025, our RIR including the impact from our Doors segment as a result of the Masonite acquisition, was 0.54, compared to 0.31 as reported in the same period a year ago, which does not include the Doors segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
ACCOUNTING PRONOUNCEMENTS
Please refer to Note 1 of the Consolidated Financial Statements.
CRITICAL ACCOUNTING ESTIMATES
Goodwill Impairment Indicator Assessment
The Company tests goodwill for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.
First Quarter Goodwill Triggering Event
During the quarter, our internal reporting and management structure changed, resulting in the identification of three new reportable segments: Roofing, Insulation and Doors. As a result of our segment reorganization, we reassigned the former Composites reportable segment assets and liabilities into the Roofing and Insulation reportable segments. As this change was considered a goodwill triggering event, we performed an interim goodwill impairment test both prior and subsequent to the reorganization using a discounted cash flow approach for each of the respective reporting units.
Prior to reorganizing the reportable segments, and integrating portions of the former Composites reportable segment, but after allocating Goodwill to discontinued operations, the Company tested the Goodwill for the Roofing, Insulation and Composites reporting units. As a result of this test, we determined that no impairment existed for any of the reporting units and that the business enterprise value for the Roofing, Composites and Insulation reporting units substantially exceeded their carrying values.
Subsequent to allocating Goodwill to the Roofing and Insulation reporting units, as part of reorganization, the Company tested the Goodwill for these Roofing and Insulation reporting units. As a result of this test, we determined that no impairment existed for either reporting unit and that the business enterprise value for the Roofing and Insulation reporting units substantially exceeded their carrying values as of the date of our assessment.
Re-allocation of Goodwill upon Reorganization
As a result of classifying the GR business as a discontinued operation during the first quarter of 2025, a portion of Composites Goodwill was allocated to the discontinued operation as of March 31, 2025 and December 31, 2024. The Company determined the relative fair value of the discontinued operation to the fair value of the Composites business as of January 1, 2025, and then allocated a proportionate share of Composites Goodwill to the discontinued operation, resulting in an allocation of $98 million of Goodwill.
Remaining Composites Goodwill was allocated between the Roofing and Insulation segments, on a relative fair value basis, based on the discounted cash flows of the portions of the Composites business that were integrated into each. This resulted in an allocation of $263 million of Goodwill to the Roofing reporting unit, and $63 million of Goodwill to the Insulation reporting unit. These amounts are presented as part of the re-segmented reportable segment disclosures as of March 31, 2025 and December 31, 2024 shown in Note 6 of the Consolidated Financial Statements.
The following table summarizes the segment allocation of recorded goodwill on our Consolidated Balance Sheet as of March 31, 2025:

(In millions)	March 31, 2025	Percent of Total
Roofing	$657	24%
Insulation	623	22%
Doors	1,482	54%
Total goodwill	$2,762	100%
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
•levels of residential and non-residential construction activity;
•demand for our products;
•industry and economic conditions including, but not limited to, supply chain disruptions, recessionary conditions, inflationary pressures and interest rate and financial markets volatility;
•additional changes to tariff, trade or investment policies or laws by the United States, or similar actions, including reciprocal actions, by foreign governments;
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
•legislation and related regulations or interpretations in the United States or elsewhere;
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
All forward-looking statements in this report should be considered in the context of the risks and other factors described herein, including in Item 1A - Risk Factors in Part II of this report, and in Item 1A - Risk Factors in Part I of our 2024 Form 10-K. Users of this report should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the three months ended March 31, 2025. Please refer to “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II, Item 7A of our 2024 Form 10-K for a discussion of our exposure to market risk.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
Information required by this item is incorporated by reference to Note 13 of the Consolidated Financial Statements, Contingent Liabilities and Other Matters.
ITEM 1A.    RISK FACTORS
Except as disclosed below, there have been no material changes to the risk factors disclosed in Item 1A of the Company’s 2024 Form 10-K. The risk factor presented below should be read in conjunction with all of the risk factors disclosed in the Company’s 2024 Form 10-K.
Government trade actions may create significant uncertainty in the global market and could have a material adverse impact on our business, financial condition and results of operations.
The Company’s business is global in scope, and government trade actions may materially and adversely impact our business, financial condition and results of operations. The U.S. government has recently taken, and may continue to take, trade actions that impact or could impact our operations, including, but not limited to, imposing tariffs on certain goods and raw materials imported into the U.S. For example, during April 2025, the U.S. government announced baseline tariffs on products from all countries and additional individualized reciprocal tariffs on the countries with which the United States has the largest trade deficits, including China. In addition, several governments, including the European Union, China and India, have imposed tariffs, including reciprocal tariffs, on certain goods imported from the United States. These trade actions and evolving U.S. trade policies with countries such as Canada, Mexico and China could disrupt our supply chains, increase our costs for raw materials, increase costs the Company may incur on finished goods shipped to customers, and negatively impact our business margins and financial results. Declines in our business as a result of tariffs, along with other factors, may also result in an impairment of our tangible and intangible assets, which could result in material non-cash charges. Although we evaluate the impact of current and anticipated tariffs and trade actions on our supply chain, costs, sales and profitability, and implement strategies that are designed to mitigate the impact of such trade actions, we can provide no assurance that any strategies we implement will be successful. Furthermore, tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, significant inflation, and ultimately reduced demand for our products.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2025	2,574	$172.17	—	6,352,106
February 1-28, 2025	210,933	169.84	—	6,352,106
March 1-31, 2025	699,130	143.22	698,304	5,653,802
Total	912,637	$149.45	698,304

*	The Company retained an aggregate of 214,333 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted share units granted to our employees.
**
On December 1, 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to an aggregate of 10 million shares of the Company’s outstanding common stock (the “Repurchase Authorization”). The Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. The Company repurchased approximately 0.7 million shares of its common stock for $101 million, inclusive of applicable taxes, during the three months ended March 31, 2025, under the Repurchase Authorization. As of March 31, 2025, approximately 5.7 million shares remain available for repurchase under the Repurchase Authorization.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
10b5-1 Plans
During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1
First Amendment to Second Amended and Restated Credit Agreement, dated as of March 5, 2025, by and among Owens Corning, as borrower, the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent (filed herewith).

10.2	Form of Owens Corning Long-Term Incentive Program Award Agreement pursuant to the Owens Corning 2023 Stock Plan for Performance Share Unit Awards for grants beginning in 2025 (filed herewith).
10.3	Form of Owens Corning Long-Term Incentive Program Award Agreement pursuant to the Owens Corning 2023 Stock Plan for Restricted Stock Unit Awards for grants beginning in 2025 (filed herewith).
10.4	Form of Owens Corning Restricted Stock Unit Award Agreement for grants beginning in 2025 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	May 7, 2025	By:	/s/ Todd W. Fister
Todd W. Fister
Chief Financial Officer

Date:	May 7, 2025	By:	/s/ Mari K. Doerfler
Mari K. Doerfler
Vice President and
Controller