Form 10-Q
period 2025-06-30
Owens Corning
filed 2025-08-06
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of August 1, 2025, 83,627,558 shares of the registrant’s common stocks, par value $0.01 per share, were outstanding.

OWENS CORNING AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2025

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
NET SALES	$2,747	$2,497	$5,277	$4,514
COST OF SALES	1,889	1,684	3,694	3,073
Gross margin	858	813	1,583	1,441
OPERATING EXPENSES
Marketing and administrative expenses	263	229	524	419
Science and technology expenses	37	32	72	59
Loss on sale of business	24	—	26	—
Other expense, net	29	134	49	169
Total operating expenses	353	395	671	647
OPERATING INCOME	505	418	912	794
Non-operating income	—	(1)	—	(1)
EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	505	419	912	795
Interest expense, net	63	63	127	79
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	442	356	785	716
Income tax expense	110	101	198	184
Equity in net earnings of affiliates	1	2	1	2
NET EARNINGS FROM CONTINUING OPERATIONS	333	257	588	534
Net earnings (loss) from discontinued operations attributable to Owens Corning, net of tax	29	29	(319)	50
NET EARNINGS	$362	$286	$269	$584

NET EARNINGS FROM CONTINUING OPERATIONS	$333	$257	$588	$534
Net (loss) earnings attributable to non-redeemable and redeemable noncontrolling interests	(1)	1	(1)	—
NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO OWENS CORNING	334	256	589	534
Net earnings (loss) from discontinued operations attributable to Owens Corning, net of tax	29	29	(319)	50
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$363	$285	$270	$584
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic - continuing operations	$3.93	$2.94	$6.90	$6.12
Basic - discontinued operations	$0.34	$0.33	$(3.74)	$0.57
Basic	$4.27	$3.27	$3.16	$6.69

Diluted - continuing operations	$3.91	$2.91	$6.86	$6.06
Diluted - discontinued operations	$0.34	$0.33	$(3.71)	$0.57
Diluted	$4.25	$3.24	$3.15	$6.63
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET EARNINGS	$362	$286	$269	$584
Other comprehensive income (loss), net of tax:
Currency translation adjustment (net of tax of $0 and $0 for the three months ended June 30, 2025 and 2024, respectively, and $0 and $0 for the six months ended June 30, 2025 and 2024, respectively)	182	(63)	257	(105)
Pension and other postretirement adjustment (net of tax of $0 and $0 for the three months ended June 30, 2025 and 2024, respectively, and $0 and $0 for the six months ended June 30, 2025 and 2024, respectively)	(5)	(1)	(8)	(1)
Hedging adjustment (net of tax of $1 and $(1) for the three months ended June 30, 2025 and 2024, respectively, and $0 and $(3) for the six months ended June 30, 2025 and 2024, respectively)	(6)	5	(5)	10
Total other comprehensive income (loss), net of tax	171	(59)	244	(96)
COMPREHENSIVE EARNINGS	533	227	513	488
Comprehensive earnings (loss) attributable to non-redeemable and redeemable noncontrolling interests	2	—	2	(2)
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$531	$227	$511	$490
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	June 30, 2025	December 31, 2024
CURRENT ASSETS
Cash and cash equivalents	$230	$321
Receivables, less allowance of $3 at June 30, 2025 and $4 at December 31, 2024	1,644	1,140
Inventories	1,459	1,327
Other current assets	160	163
Current assets of discontinued operations	423	427
Total current assets	3,916	3,378
Property, plant and equipment, net	3,952	3,818
Operating lease right-of-use assets	417	411
Goodwill	2,814	2,745
Intangible assets, net	2,664	2,680
Deferred income taxes	8	8
Other non-current assets	461	456
Non-current assets of discontinued operations	251	579
TOTAL ASSETS	$14,483	$14,075
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,253	$1,301
Current operating lease liabilities	82	83
Short-term debt	420	1
Long-term debt - current portion	36	32
Other current liabilities	601	654
Current liabilities of discontinued operations	182	226
Total current liabilities	2,574	2,297
Long-term debt, net of current portion	5,080	5,067
Pension plan liability	45	42
Other employee benefits liability	99	101
Non-current operating lease liabilities	359	348
Deferred income taxes	695	719
Other liabilities	318	286
Non-current liabilities of discontinued operations	109	95
Total liabilities	$9,279	$8,955
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid-in capital	4,225	4,228
Accumulated earnings	5,376	5,224
Accumulated other comprehensive deficit	(450)	(691)
Cost of common stock in treasury (c)	(3,989)	(3,685)
Total Owens Corning stockholders’ equity	5,163	5,077
Noncontrolling interests	41	43
Total equity	5,204	5,120
TOTAL LIABILITIES AND EQUITY	$14,483	$14,075
(a)10 shares authorized; none issued or outstanding at June 30, 2025 and December 31, 2024
(b)400 shares authorized; 135.5 issued and 83.6 outstanding at June 30, 2025; 135.5 issued and 85.4 outstanding at December 31, 2024
(c)51.9 shares at June 30, 2025 and 50.1 shares at December 31, 2024
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total equity, beginning of period	$4,924	$5,247	$5,120	$5,185
Common stock, $0.01 par value per share
Beginning of period	1	1	1	1
End of period	1	1	1	1
Treasury stock, $0.01 par value per share
Beginning of period	(3,782)	(3,433)	(3,685)	(3,292)
Issuance of common stock under share-based payment plans	18	60	58	81
Purchase of treasury stock	(225)	(18)	(362)	(180)
End of period	(3,989)	(3,391)	(3,989)	(3,391)
Additional paid-in capital (APIC):
Beginning of period	4,209	4,159	4,228	4,166
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(1)
Issuance of common stock under share-based payment plans	(2)	(47)	(42)	(67)
Stock-based compensation expense	18	39	39	53
Fair value of awards included in transaction consideration	—	35	—	35
End of period	4,225	4,186	4,225	4,186
Accumulated earnings:
Beginning of period	5,072	5,041	5,224	4,794
Net earnings attributable to Owens Corning	363	285	270	584
Dividends declared (a)	(59)	(53)	(118)	(105)
End of period	5,376	5,273	5,376	5,273
Accumulated other comprehensive earnings/deficit (AOCI):
Beginning of period	(618)	(539)	(691)	(503)
Currency translation adjustment	179	(62)	254	(103)
Pension and other postretirement adjustment (net of tax)	(5)	(1)	(8)	(1)
Deferred gain on hedging transactions (net of tax)	(6)	5	(5)	10
End of period	(450)	(597)	(450)	(597)
Noncontrolling Interest (NCI):
Beginning of period	42	18	43	19
Net (loss) earnings attributable to non-redeemable noncontrolling interests	(1)	1	(1)	1
Dividends distributed to non-redeemable noncontrolling interests	—	—	(1)	—
Currency translation adjustment	3	(1)	3	(2)
(Reductions) purchases of noncontrolling interest	(3)	35	(3)	35
End of period	41	53	41	53
Total equity, end of period	$5,204	$5,525	$5,204	$5,525
Common shares outstanding:
Beginning of period	85.0	86.7	85.4	87.2
Issuance of common stock under share-based payment plans	0.2	0.3	0.7	0.9
Purchase of treasury stock	(1.6)	(0.1)	(2.5)	(1.2)
End of period	83.6	86.9	83.6	86.9
Treasury shares outstanding:
Beginning of period	50.5	48.8	50.1	48.3
Issuance of common stock under share-based payment plans	(0.2)	(0.3)	(0.7)	(0.9)
Purchase of treasury stock	1.6	0.1	2.5	1.2
End of period	51.9	48.6	51.9	48.6
(a)Dividend declarations of $0.69 and $0.60 per share as of the three months ended June 30, 2025 and June 30, 2024, respectively. Dividend declarations of $1.38 and $1.20 per share as of the six months ended June 30, 2025 and June 30, 2024, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2025	2024
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$269	$584
Adjustments to reconcile net earnings to cash provided from operating activities:
Loss on discontinued operations	381	—
Depreciation and amortization	331	298
Loss on sale of business	26	—
Deferred income taxes	4	(26)
Stock-based compensation expense	39	53
Other adjustments to reconcile net earnings to cash from operating activities	(42)	(8)
Changes in operating assets and liabilities	(707)	(376)
Pension fund contribution	(3)	(3)
Payments for other employee benefits liabilities	(5)	(6)
Other	(15)	1
Net cash flow provided by operating activities	278	517
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(401)	(309)
Proceeds from the sale of assets or affiliates	62	12
Investment in subsidiaries and affiliates, net of cash acquired	—	(2,857)
Other	(8)	—
Net cash flow used for investing activities	(347)	(3,154)
NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	—	1,968
Payments on long-term debt	(29)	(473)
Net proceeds from commercial paper notes	420	—
Proceeds from senior revolving credit and receivables securitization facilities	329	470
Payments on senior revolving credit and receivables securitization facilities	(329)	(315)
Proceeds from term loan borrowing	—	2,784
Payments on term loan borrowing	—	(2,800)
Dividends paid	(118)	(104)
Purchases of treasury stock	(363)	(185)
Finance lease payments	(22)	(19)
Other	—	(5)
Net cash flow (used for) provided by financing activities	(112)	1,321
Effect of exchange rate changes on cash	85	(33)
Net decrease in cash, cash equivalents and restricted cash	(96)	(1,349)
Cash, cash equivalents and restricted cash at beginning of period	369	1,623
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$273	$274

Cash, cash equivalents and restricted cash from continuing operations	$238	$232
Cash and cash equivalents from discontinued operations	35	42
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$273	$274
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”), and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2024 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S.”). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Certain prior year amounts have been reclassified in order to conform to the current year presentation. On February 14, 2025, the Company announced the sale of its glass reinforcements ("GR") business. The transaction represented a strategic shift that has a major effect on the Company's operations and financial results and therefore, beginning with the quarterly report on Form 10-Q for the period ended March 31, 2025, and including this quarterly report on Form 10-Q for the period ended June 30, 2025, the glass reinforcements financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented. Unless otherwise specified, these notes to the Consolidated Financial Statements reflect continuing operations. The Consolidated Statements of Cash Flows present cash flows from both continuing and discontinued operations. Please refer to Note 2 of the Consolidated Financial Statements for further information. Due to the reorganization of our reportable segments, prior period information has been recast to align with our new reportable segments. Please refer to Note 3 of the Consolidated Financial Statements for further information.
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
Masonite's operating results and purchase price allocation have been included in the Company's newly established Doors reportable segment from May 15, 2024, the effective date of the Arrangement, within the Consolidated Financial Statements. Please refer to Note 8 of the Consolidated Financial Statements for further information.
Revenue Recognition
As of December 31, 2024, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $118 million, of which $17 million was recognized as revenue in the first six months of 2025. As of June 30, 2025, our contract liability balances totaled $123 million.
As of December 31, 2023, our contract liability balances totaled $101 million, of which $17 million was recognized as revenue in the first six months of 2024. As of June 30, 2024, our contract liability balances totaled $112 million.
Cash, Cash Equivalents and Restricted Cash
On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $8 million as of June 30, 2025 and December 31, 2024. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract. The amounts received from a counterparty are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion. These amounts are included in Other current assets on the Consolidated Balance Sheets.
Accounts Receivable
Our customers consist mainly of distributors, home centers, contractors and retailers. Two of our largest customers accounted for 27% and 17%, respectively, of accounts receivable as of June 30, 2025.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Related Party Transactions
In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $23 million and $48 million for the three and six months ended June 30, 2025, respectively, and $33 million and $65 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, amounts due to the related party supplier were $7 million and $3 million, respectively.
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
The Company’s confirmed outstanding obligations under the Programs totaled $184 million and $234 million as of June 30, 2025 and December 31, 2024, respectively. The amounts of invoices paid under the Programs totaled $309 million and $257 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accounting Pronouncements
The following table summarizes recent Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") that could have an impact on the Company's Consolidated Financial Statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
ASU 2025-01 "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)"	The amendment in this update clarifies the effective date of update 2024-03, which is that public business entities are required to adopt the guidance in interim periods within annual reporting periods beginning after December 15, 2027.	January 1, 2028	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
ASU 2024-03 "Income Statement – Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40)"	The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses.	January 1, 2027	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
ASU 2024-02 "Codification Improvements - Amendments to Remove References to the Concepts Statements"	Amendments in this update remove references to various FASB Concepts Statements.	January 1, 2025	We have adopted and determined that this guidance did not have a material effect on our Consolidated Financial Statements.
ASU 2024-01 "Compensation - Stock Compensation" (Topic 718): Scope Application of Profits Interest and Similar Awards"	This amendment adds an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718.	January 1, 2025	We have adopted and determined that this guidance did not have a material effect on our Consolidated Financial Statements.
ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”	This standard modifies the rate reconciliation and income taxes paid disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as requiring income taxes paid to be disaggregated by jurisdiction.	January 1, 2025	We have adopted and determined that this guidance did not have a material effect on our Consolidated Financial Statement disclosures.
ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”	The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	January 1, 2024	We have adopted and determined that this guidance did not have a material effect on our Consolidated Financial Statement disclosures.
ASU 2023-06 “Disclosure Improvements”	The amendments in this update modify the disclosure or presentation requirements of a variety of Topics	The effective date for each topic is contingent on future SEC rule setting.	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On February 13, 2025, the Company entered into a definitive agreement ("GR Agreement") for the sale of GR for a purchase price of approximately $436 million, less costs to sell. As of June 30, 2025, the estimated purchase price was $515 million, net of cash, less costs to sell. The change since signing is due to the changes in customary and transaction-specific price adjustments which are subject to further changes through the date of the final closing adjustments. The purchase price is inclusive of $225 million of promissory notes to be issued to the Company by the purchasers. The GR business, historically part of the Company’s Composites segment, manufactures, fabricates, and sells glass fiber reinforcements for a wide variety of applications in wind energy, infrastructure, industrial, transportation and consumer markets.
The transaction represented a strategic shift that has a major effect on the Company's operations and financial results and therefore, beginning with the quarterly report on Form 10-Q for the period ended March 31, 2025, and including this quarterly report on Form 10-Q for the period ended June 30, 2025, GR’s financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented.
As a result of classifying GR as a discontinued operation, a portion of the Goodwill from our former Composites reporting unit was allocated to the balance sheets of the discontinued operation. As of the date of classification of GR as a discontinued operation, the Company determined the amount of Goodwill to allocate based on the relative fair values of the discontinued operation and the former Composites reporting unit. This resulted in an allocation of $98 million of Goodwill to the discontinued operation.
After allocating Goodwill to the discontinued operation, as well as at the end of each subsequent quarter, the Company compared the carrying value of the discontinued operation to the fair value of the discontinued operation, defined as the sale price less estimated selling costs. During the three and six months ended June 30, 2025, the Company incurred a pre-tax loss on classification as discontinued operations of $19 million and $381 million, respectively. The loss is presented within Net earnings (loss) from discontinued operations attributable to Owens Corning, net of tax, on the Consolidated Statements of Earnings. An estimated valuation allowance of $354 million is recorded within Non-current assets of discontinued operations, on the Consolidated Balance Sheets.
The following table summarizes Earnings from discontinued operations attributable to Owens Corning, net of tax included within the Consolidated Statements of Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
NET SALES	$306	$292	$576	$575
COST OF SALES	230	238	434	469
OPERATING EXPENSES
Marketing and administrative expenses	18	20	35	42
Loss from classification as discontinued operation	19	—	381	—
Other expense (income), net	3	(5)	5	(2)
Total operating expenses	40	15	421	40
Interest expense, net	1	1	2	2
Income tax expense	6	9	38	14
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO OWENS CORNING, NET OF TAX	$29	$29	$(319)	$50

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Major classes of assets and liabilities of discontinued operations include the following:

(In millions)	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$35	$40
Receivables, less allowance	118	104
Inventories	248	260
Other current assets	22	23
Current assets of discontinued operations	423	427
Property, plant and equipment, net	393	346
Goodwill	101	98
Deferred income taxes	5	46
Valuation allowance for discontinued operations	(354)	—
Other non-current assets	106	89
Non-current assets of discontinued operations	$251	$579
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$105	$129
Other current liabilities	77	97
Current liabilities of discontinued operations	182	226
Other liabilities	109	95
Non-current liabilities of discontinued operations	$109	$95
Cash flows related to discontinued operations are included within the Consolidated Statements of Cash Flows. Selected financial information related to cash flows from discontinued operations are below:

	Six Months Ended June 30,
(In millions)	2025	2024
Depreciation and amortization	$—	$49
Cash paid for property, plant and equipment	$43	$44
3.    SEGMENT INFORMATION
Effective January 1, 2025, due to a strategic shift in how we manage our business as a result of the GR Agreement, we are presenting the GR business as a discontinued operation. We reorganized our reportable segments to align to our new operating and management structure. As a result, all prior period information was recast to reflect this change. The Company now has three reportable segments: Roofing, Insulation and Doors. The Company's vertically integrated glass non-wovens business that supports the Company’s Roofing business and other building products customers, along with its structural lumber business, were integrated into the Roofing business segment. Two glass melting plants, which make fiber for the non-wovens business, were integrated into the Insulation segment. Unless otherwise specified, the information in the note refers to only the continuing operations of the Company.
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
Doors – Within our Doors segment, the Company manufactures and sells interior and exterior doors and door systems primarily used in residential construction.
NET SALES
The following tables show a disaggregation of our Net sales by segment and geographic region. Corporate eliminations (shown below) largely reflect intercompany sales from Insulation to Roofing. External customer sales are attributed to geographic region based upon the location from which the product is sold to the external customer.

	Three Months Ended June 30, 2025
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$1,128	$346	$489	$1,963	$(40)	$1,923
North America Non-Residential	118	373	—	491	(3)	488
Total North America	1,246	719	489	2,454	(43)	2,411
Europe	55	180	58	293	(1)	292
Asia-Pacific	2	31	3	36	—	36
Rest of world	—	4	4	8	—	8
NET SALES	$1,303	$934	$554	$2,791	$(44)	$2,747

	Three Months Ended June 30, 2024
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$1,088	$383	$277	$1,748	$(37)	$1,711
North America Non-Residential	112	367	—	479	(3)	476
Total North America	1,200	750	277	2,227	(40)	2,187
Europe	49	184	30	263	—	263
Asia-Pacific	3	37	1	41	—	41
Rest of world	—	3	3	6	—	6
NET SALES	$1,252	$974	$311	$2,537	$(40)	$2,497

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2025
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$2,096	$728	$968	$3,792	$(75)	$3,717
North America Non-Residential	218	705	—	923	(5)	918
Total North America	2,314	1,433	968	4,715	(80)	4,635
Europe	103	346	114	563	(3)	560
Asia-Pacific	6	56	3	65	—	65
Rest of world	—	8	9	17	—	17
NET SALES	$2,423	$1,843	$1,094	$5,360	$(83)	$5,277

	Six Months Ended June 30, 2024
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$2,048	$781	$277	$3,106	$(70)	$3,036
North America Non-Residential	198	718	—	916	(7)	909
Total North America	2,246	1,499	277	4,022	(77)	3,945
Europe	98	359	30	487	(1)	486
Asia-Pacific	6	65	1	72	—	72
Rest of world	—	8	3	11	—	11
NET SALES	$2,350	$1,931	$311	$4,592	$(78)	$4,514
EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION
Effective January 1, 2025, we changed our segment measure of profitability for our reportable segments from Earnings before interest and taxes ("EBIT") to Earnings before interest, taxes, depreciation and amortization (“EBITDA”), as the measure used for purposes of making decisions about allocating resources to the segments and assessing performance. Segment EBITDA is the principal measure used by the CODM to assess segment performance and make decisions on the allocation of resources. Prior period amounts have been recast to reflect the new segment measure for profitability.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes EBITDA by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Reportable Segments
Roofing	$457	$437	$789	$775
Insulation	225	246	450	469
Doors	75	61	143	61
Total reportable segments	757	744	1,382	1,305
Restructuring excluding depreciation	(9)	(34)	(12)	(44)
Gains on sale of certain precious metals	12	—	21	—
Paroc marine recall	(1)	(6)	(2)	(7)
Strategic review-related charges	—	(15)	—	(17)
Acquisition-related transaction costs	—	(29)	—	(47)
Loss on Assets Held for Sale	(24)	—	(26)	—
Acquisition-related integration costs excluding amortization	(4)	(21)	(6)	(21)
Recognition of acquisition inventory fair value step-up	—	(12)	—	(12)
General corporate expense and other	(54)	(66)	(114)	(112)
Total corporate, other and eliminations	(80)	(183)	(139)	(260)
Depreciation and amortization	(172)	(142)	(331)	(250)
Interest expense, net	(63)	(63)	(127)	(79)
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	$442	$356	$785	$716
TOTAL ASSETS AND PROPERTY, PLANT AND EQUIPMENT
The following table summarizes total assets by segment:

(In millions)	June 30, 2025	December 31, 2024
Assets allocated to reportable segments
Roofing	$3,643	$3,107
Insulation	4,514	4,231
Doors	4,433	4,454
Total assets allocated to reportable segments	12,590	11,792
Assets not allocated to reportable segments
Cash and cash equivalents	230	321
Non-current deferred income taxes	8	8
Investments in affiliates	60	86
Corporate property, plant and equipment, other assets and eliminations	921	862
TOTAL ASSETS FROM CONTINUING OPERATIONS	$13,809	$13,069

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes total property, plant and equipment, net by geographic region:

(In millions)	June 30, 2025	December 31, 2024
North America	$3,247	$3,182
Europe	599	524
Asia Pacific	64	67
Rest of world	42	45
PROPERTY, PLANT AND EQUIPMENT, NET FROM CONTINUING OPERATIONS	$3,952	$3,818
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
The following table summarizes cash paid for property, plant and equipment by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Reportable Segments
Roofing	$66	51	$128	$105
Insulation	80	55	161	116
Doors	23	15	41	15
Total reportable segments	$169	$121	$330	$236
General corporate additions	7	11	28	29
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT FROM CONTINUING OPERATIONS	$176	$132	$358	$265
4.    INVENTORIES
Inventories consist of the following:

(In millions)	June 30, 2025	December 31, 2024
Finished goods	$736	$664
Materials and supplies	723	663
Total inventories	$1,459	$1,327
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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of June 30, 2025 and December 31, 2024, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.

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
The following table presents the fair value of derivatives and hedging instruments and their respective location on the Consolidated Balance Sheets:

		Fair Value at
(In millions)	Location	June 30, 2025	December 31, 2024
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps for continuing operations	Other current assets	$1	$3
Natural gas forward swaps for discontinued operations	Other current assets of discontinued operations	$—	$1
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps for continuing operations	Other current liabilities	$2	$1
Natural gas forward swaps for discontinued operations	Other current liabilities of discontinued operations	$—	$—
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts for discontinued operations	Other current assets of discontinued operations	$—	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts for continuing operations	Other current liabilities	$—	$1
Foreign exchange forward contracts for discontinued operations	Other current liabilities of discontinued operations	$1	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Location	2025	2024	2025	2024
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of loss (gain) reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$—	$3	$(1)	$9
Amount of loss reclassified from AOCI (as defined below) into earnings (a)	Net earnings (loss) from discontinued operations attributable to Owens Corning, net of tax	$—	$1	$—	$4
Treasury interest rate lock:
Amount of gain reclassified from AOCI (as defined below) into earnings (a)	Interest expense, net	$(1)	$—	$(2)	$—
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of gain recognized in earnings (b)	Other expense, net	$—	$—	$(1)	$(1)
Amount of loss (gain) recognized in earnings (c)	Net earnings (loss) from discontinued operations attributable to Owens Corning, net of tax	$3	$(3)	$5	$(3)
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
Consolidated Statements of Comprehensive Earnings Activity
The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings:

		Amount of Gain (Loss) Recognized in Comprehensive Earnings
(In millions)		Three Months Ended June 30,		Six Months Ended June 30,
Hedging Type	Derivative Financial Instrument	2025	2024	2025	2024
Cash flow hedge	Natural gas forward swaps	$(7)	$6	$(5)	$12

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of June 30, 2025, the notional amounts of these natural gas forward swaps for both continuing and discontinued operations were 6 million MMBtu (or MMBtu equivalent) based on U.S. and European indices. The Company has designated these natural gas forward swaps as cash flow hedges, with the last hedge maturing no later than June 2026. A net unrecognized loss of $1 million related to these natural gas forward swaps was included in AOCI as of June 30, 2025, $1 million of which is expected to be reclassified into earnings within the next twelve months.
In 2020, the Company entered into a $175 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with the anticipated issuance of certain 10-year fixed rate senior notes. The Company designated this forward U.S. Treasury rate lock agreement, which expired on December 15, 2022, as a cash flow hedge. The locked fixed rate of this agreement was 0.994%. In September 2022, a gain of $6 million was recognized as a result of a change in the forecasted issuance of certain senior notes. In December 2022, the Company received cash of $37 million upon the settlement of the rate lock agreement, of which $31 million will be amortized as a component of interest expense upon the future issuance of senior notes. In May 2024, the Company issued new senior notes and began amortizing the $31 million over the life of the Company's 5.700% senior notes due 2034, of which $1 million was recognized during the six months ended June 30, 2025. The unrecognized gain of $28 million was included in AOCI as of June 30, 2025.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of June 30, 2025, the Company had notional amounts for continuing and discontinued operations of $147 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to the Indian Rupee, Brazilian Real, Hong Kong Dollar, Korean Won and the Chinese Yuan. In addition, the Company had notional amounts for continuing operations of $119 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Złoty, Danish Krone, Norwegian Krone and the U.S. Dollar.
6.     GOODWILL AND OTHER INTANGIBLE ASSETS
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Goodwill
The changes in the net carrying value of goodwill by segment are as follows:

(In millions)	Roofing	Insulation	Doors	Total
Gross carrying amount at December 31, 2024	$654	$1,549	$1,478	$3,681
Foreign currency translation	7	69	15	91
Purchase price allocation adjustments	—	—	23	23
Gross carrying amount at June 30, 2025	661	1,618	1,516	3,795

Accumulated impairment losses at December 31, 2024	—	(936)	—	(936)
Foreign currency translation	—	(45)	—	(45)
Accumulated impairment losses at June 30, 2025	—	(981)	—	(981)

Balance, net of impairment, at June 30, 2025	$661	$637	$1,516	$2,814

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Second Quarter Goodwill Triggering Event
In the second quarter of 2025, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of the Doors reporting unit below its carrying value. The narrow cushion on the Doors reporting unit, due to its recent acquisition, and the high level of near-term macroeconomic uncertainty caused by recently announced tariffs, triggered the Company to perform an interim goodwill impairment test as of June 30, 2025 for the Doors reporting unit. The fair value of the reporting unit was determined based on a discounted cash flow analysis, or income approach, as well as a market approach, based on market multiples of comparable companies.
As a result of this test, we determined that no impairment existed for the Doors reporting unit as the fair value exceeded the carrying value by approximately 5%. Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of the reporting unit. Additional tariffs or trade restrictions that the Company is unable to offset, negative impacts from tariffs on demand, or further declines in the macroeconomic outlook could result in declines in revenues and margins necessitating the need for impairment assessments in future periods. The most significant assumptions used in the fair value analysis were base year revenue, revenue growth rate, adjusted EBITDA margins, discount rate and market multiples under the market approach.
Other Intangible Assets
Other intangible assets consist of the following:

	June 30, 2025			December 31, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trademarks and trade names	$1,238	$—	$1,238	$1,225	$—	$1,225
Amortizable intangible assets
Customer relationships	1,609	(437)	1,172	1,570	(367)	1,203
Technology	385	(224)	161	373	(199)	174
Trademarks and trade names	31	(5)	26	31	(4)	27
Other (a)	68	(1)	67	52	(1)	51
Total other intangible assets	$3,331	$(667)	$2,664	$3,251	$(571)	$2,680
(a) Other primarily includes emissions rights.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indefinite-Lived Intangible Assets
There is one indefinite-lived intangible asset that is at an increased risk of impairment, which is used by our Insulation segment and was partially impaired in the fourth quarter of 2022. A change in the estimated long-term revenue growth rate or discount rate for the segment could increase the likelihood of a future impairment. The following table presents the carrying values of these assets as of June 30, 2025:

(In millions)	June 30, 2025
European building and technical insulation trade name	$96
Definite-Lived Intangible Assets
The Company amortizes the cost of other intangible assets over their estimated useful lives which, individually, range up to 25 years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets.
Amortization expense for intangible assets for the three and six months ended June 30, 2025 was $39 million and $77 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2024 was $39 million and $55 million, respectively. Amortization expense for intangible assets is estimated to be $72 million for the remainder of 2025.
The estimated amortization expense for intangible assets for the next five fiscal years ended December 31 is as follows:

(In millions)	Amortization
2026	$135
2027	$126
2028	$126
2029	$111
2030	$102
7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(In millions)	June 30, 2025	December 31, 2024
Land	$186	$178
Buildings and leasehold improvements	1,354	1,238
Machinery and equipment	5,141	4,876
Construction in progress	550	564
Property, plant and equipment, gross	7,231	6,856
Accumulated depreciation	(3,279)	(3,038)
Property, plant and equipment, net	$3,952	$3,818
Machinery and equipment include certain precious metals used in our production tooling, which comprise approximately 4% of total machinery and equipment as of June 30, 2025 and December 31, 2024. Precious metals used in our production tooling are depleted as they are consumed during the production process, depletion expense is included in Cost of Sales on the Company's Consolidated Statements of Earnings.
Our production tooling needs are changing due to the announced sale of our GR business. As a result, the Company sold certain precious metals resulting in gains of $1 million and $10 million for the three and six months ended June 30, 2025, respectively. These gains are included in Other expense, net on the Consolidated Statements of Earnings and are reflected in the Corporate, Other and Eliminations reporting category. The cash proceeds from the sales are included in Net cash flow used for investing activities in the Consolidated Statements of Cash Flow.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We also exchanged certain precious metals used in production tooling for certain other precious metals to be used in production tooling. During the three and six months ended June 30, 2025, these non-cash exchanges resulted in a net increase to Machinery and equipment of $11 million and gains totaling $11 million. These gains are included in Other expense, net on the Consolidated Statements of Earnings and are reflected in the Corporate, Other and Eliminations reporting category.
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
Masonite's operating results and purchase price allocation have been included in the Company's newly established Doors reportable segment from May 15, 2024, the effective date of the Arrangement, within the Consolidated Financial Statements. Doors contributed revenues of $1,094 million and earnings of $23 million to the Company for the six months ended June 30, 2025. During the six months ended June 30, 2024 Doors contributed revenues of $311 million and earnings of $25 million. Please refer to Note 3 of the Consolidated Financial Statements for further information.
During the three and six months ended June 30, 2025, the Company incurred no transaction costs. During the three and six months ended June 30, 2024, the Company incurred $29 million and $47 million of transaction costs, respectively. During the three and six months ended June 30, 2025, the Company incurred $4 million and $6 million of integration costs, respectively, related to its acquisition of Masonite. During the three and six months ended June 30, 2024, the company incurred $21 million of integration costs related to its acquisition of Masonite. These expenses are included in Other expense, net on the Company's Consolidated Statements of Earnings.
The fair value of the total purchase consideration transferred was determined as follows:

(In millions)	Fair Value of Purchase Consideration
Closing cash consideration	$2,935
Pre-combination vesting portion of fair value of Masonite outstanding equity awards converted to Owens Corning time vesting RSUs	35
Repayment of Masonite term loan facility	216
Total transaction consideration	$3,186

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The closing cash as part of consideration was calculated at the price of $133.00 per outstanding Masonite common share. At the close of the acquisition of Masonite, there were 22.07 million Masonite common shares outstanding. The fair value of Owens Corning common stock underlying Masonite outstanding equity awards that have been converted into awards with respect to Owens Corning common stock is calculated as follows:

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
The Company has applied the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, and recognized assets acquired and liabilities assumed at their fair values as of the effective date of the Arrangement, with the excess purchase consideration recorded to goodwill. The Company continued to obtain information to complete its valuation of certain assets and liabilities, during the twelve month period subsequent to the close of the transaction. During this time, the Company recorded measurement period adjustments to the purchase price allocation. The Company has finalized the valuation of the assets acquired and liabilities assumed as of May 15, 2025.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the acquisition date fair value net of measurement period adjustments of net tangible and intangible assets acquired, net of liabilities assumed as part of the Arrangement:

(In millions)	As originally reported	Measurement period adjustments	As adjusted
Cash and cash equivalents	$282	$—	$282
Receivables, net	330	—	330
Inventories	379	(2)	377
Other current assets	82	(4)	78
Property, plant and equipment, net	861	(3)	858
Operating lease right-of-use assets	253	—	253
Intangible assets	1,579	(221)	1,358
Deferred income taxes	14	—	14
Other non-current assets	91	—	91
Total assets	3,871	(230)	3,641
Accounts payable	196	—	196
Current operating lease liabilities	28	—	28
Other current liabilities	187	6	193
Long-term debt	867	—	867
Non-current operating lease liabilities	235	—	235
Deferred income taxes	413	(43)	370
Other non-current liabilities	32	13	45
Net assets acquired	1,913	(206)	1,707
Non-controlling interest	(35)	—	(35)
Goodwill	1,308	206	1,514
Total net assets acquired	$3,186	$—	$3,186
The details on the methodology and significant inputs used for fair value of valuation are outlined below.
Goodwill
The purchase consideration allocation resulted in $1.5 billion of goodwill. During the preliminary period, the Company increased the value of goodwill by $206 million. The goodwill is not deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition.
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
Property, Plant and Equipment
The fair value of property, plant and equipment is $858 million and was determined using cost and market approaches. The cost approach reflects the amount that would be required to replace the asset to service capacity, this approach was used where there was historical data available. Where there was not historical data available the market approach was used, this approach reflects recent sales of identical or comparable assets.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Intangible Assets
The fair value of acquired intangible assets is $1.4 billion. During the preliminary period, the Company reduced the value of acquired intangibles by $221 million, as we continued to obtain information used to determine the fair value. There were no material impacts to the Consolidated Statements of Earnings as a result of this adjustment. The fair value of customer relationships was determined using the multi-period excess earnings method. Key assumptions under this method are the revenue growth rate, adjusted EBITDA margin (including the adjusted terminal EBITDA margin), customer attrition rate, discount rate, tax rate and contributory asset charges. The fair value of trade names were determined using the relief from royalty method. Key assumptions under this method are future cash flow estimates, royalty rate and discount rate.

(In millions, except useful life amounts)	Estimated Useful Life (in years)	Estimated Asset Fair Value
Customer relationships	10 - 21	$979
Technology	5	120
Trademarks and trade names (indefinite-lived)	Indefinite	240
Trademarks and trade names	10	19
Identifiable intangible assets, net		$1,358
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
Pro Forma Financial Information from Continuing Operations
The following table summarizes, on an unaudited pro forma basis, the combined results of operations from continuing operations of the Company for the three and six months ended June 30, 2024, assuming the acquisition had occurred on January 1, 2023.

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2024	2024
Pro Forma net sales from continuing operations	$2,807	$5,414
Pro Forma net earnings from continuing operations attributable to Owens Corning	$308	$631
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
(unaudited)

Significant adjustments to the pro forma financial information are as follows:
1.Net sales were decreased by $41 million and by $119 million for the three and six months ended June 30, 2024, respectively, to remove the sales of the Architectural segment that was sold by Masonite prior to the close of the Arrangement.
2.Net earnings were increased by $56 million for the three and six months ended June 30, 2024, to remove transaction costs incurred by Masonite.
3.Net earnings were increased by $29 million and $47 million for the three and six months ended June 30, 2024, respectively, to move transaction costs incurred by the Company to the beginning of the comparative period.
4.Net earnings were decreased by $46 million and by $90 million for the three and six months ended June 30, 2024, respectively, to give effect to the tax impact of pro forma adjustments.
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
During the three and six months ended June 30, 2025, the Company incurred an additional loss of $24 million and $26 million as a result of amendments to the related party agreement and changes in working capital. This loss is included within Loss on sale of business on the Consolidated Statements of Earnings. These changes also resulted in an adjustment of $4 million as held for sale within Other current liabilities on the Consolidated Balance Sheets.
The Company completed the transaction on July 22, 2025. The Company is currently in the process of finalizing certain related transfers, which are expected to be completed by the end of the first quarter of fiscal year 2026.
10.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of the Consolidated Financial Statements within our 2024 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows:

	Six Months Ended June 30,
(In millions)	2025	2024
Beginning balance	$99	$97
Amounts accrued for current year	12	10
Acquired obligations	—	4
Settlements of warranty claims	(14)	(11)
Ending balance	$97	$100

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11.    RESTRUCTURING
The Company may incur restructuring, and other exit costs in connection with its global cost reduction, product line and productivity initiatives and the Company’s growth strategy.
Building Materials Business Sale Restructuring
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
Following the signing of the agreement, the Company took actions to reduce headcount and implement cost savings initiatives. These actions are expected to result in cumulative costs of approximately $15 million, primarily related to severance and other exit costs. During the first six months of 2025, the Company did not incur any charges related to this project.
Acquisition-Related Restructuring
Following the acquisition of Masonite, within the Company's Doors segment, the Company took actions to realize expected synergies from the newly acquired operations. In June 2025, the Company announced the closure of the Prineville, Oregon plant. In connection with these actions, the Company estimates it will incur cash charges of approximately $12 million primarily related to contract termination costs, severance and other exit costs, and non-cash charges of approximately $30 million, primarily related to accelerated depreciation and write-offs of inventory. The Company is continuing to review synergies as a result of this acquisition and expects to incur a material amount of incremental costs throughout 2025 and into future years.
During the first six months of 2025, the Company recorded $17 million of charges, including non-cash charges of $9 million related to accelerated depreciation and $8 million of cash charges primarily related to severance.
Global Composites Restructuring
In December 2023, the Company took actions to reduce costs throughout its former Composites segment given then current market conditions, primarily through global workforce reductions, as well as streamlining manufacturing and supply chain operations. These actions primarily include salaried workforce reductions and the relocation of the Changzhou, China operations to Hangzhou, China.
In connection with these actions, the Company estimates it will incur cash charges in the range of $20 million to $30 million, primarily related to severance and other exit costs, including termination costs, and non-cash charges in the range of $15 million to $20 million, primarily related to accelerated depreciation.
During the first six months of 2025, the Company incurred charges of $5 million primarily related to severance.
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
In connection with the exit of the Protective Packaging business, the Company estimated that it would incur cash charges of approximately $15 million, primarily related to severance and other exit costs. Additionally, the Company expected to incur total non-cash charges in the range of $70 million to $75 million, primarily related to accelerated depreciation of property, plant and equipment and accelerated amortization of definite-lived intangibles.
During the first six months of 2025, the Company did not incur any charges relating to this project. The Company does not expect to incur any future charges.

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
During the first six months of 2025, the Company did not incur any charges relating to this project. The Company does not expect to incur any future charges.
European Operating Structure Optimization
In March 2023, the Company took actions to optimize the operating structure of its segments across Europe to increase its competitiveness. These actions are expected to result in cumulative costs of approximately $20 million, primarily related to severance and other exit costs. During the first six months of 2025, the Company recorded $1 million of income primarily related to a reduction in severance. The Company does not expect to recognize significant incremental costs related to these actions.
Consolidated Statements of Earnings From Continuing Operations Classification
The following table presents the impact and respective location of total restructuring on the Consolidated Statements of Earnings From Continuing Operations, which are included within Corporate, Other and Eliminations:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Location	2025	2024	2025	2024
Accelerated depreciation	Cost of sales	$(9)	$(3)	$(9)	$(7)
Other exit costs	Cost of sales	(1)	(2)	(1)	(5)
Other exit costs	Marketing and administrative expenses	(1)	(1)	(1)	(1)
Severance	Other expense, net	(7)	(41)	(9)	(48)
Other exit costs	Other expense, net	—	—	(1)	—
Total restructuring costs		$(18)	$(47)	$(21)	$(61)
Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company’s restructuring activities:

	June 30, 2025
(In millions)	Acquisition-related Restructuring	Building Materials Business Sale	Global Composites Restructuring	Protective Packaging Exit	Wabash Facility Closure	European Operating Structure Optimization
Balance at December 31, 2024	$3	$6	$14	$—	$—	$5
Restructuring costs	17	—	5	—	—	(1)
Payments	(5)	—	(3)	—	—	(2)
Accelerated depreciation and other non-cash items	(9)	—	2	—	—	—
Balance at June 30, 2025	$6	$6	$18	$—	$—	$2
Cumulative charges incurred	$72	$6	$38	$83	$33	$14
As of June 30, 2025, the remaining liability balance was comprised of $32 million related to severance, which the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	June 30, 2024
(In millions)	Acquisition-related Restructuring	Global Composites Restructuring	Protective Packaging Exit	Wabash Facility Closure	European Operating Structure Optimization
Balance at December 31, 2023	$—	$12	$1	$3	$6
Restructuring costs	41	13	4	—	3
Payments	(17)	(3)	(3)	(3)	(3)
Accelerated depreciation and other non-cash items	(21)	(7)	(2)	—	—
Balance at June 30, 2024	$3	$15	$—	$—	$6
Cumulative charges incurred	$41	$29	$82	$33	$15
12.    DEBT
Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows:

	June 30, 2025		December 31, 2024
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.400% senior notes, net of discount and financing fees, due 2026	$399	99%	$399	98%
5.500% senior notes, net of discount and financing fees, due 2027	497	102%	497	102%
5.375% senior notes, net of discount and financing fees, due 2028	—	—%	29	99%
3.950% senior notes, net of discount and financing fees, due 2029	448	98%	447	95%
3.500% senior notes, net of discount and financing fees, due 2030	2	90%	2	89%
3.500% senior notes, net of discount and financing fees, due 2030	341	96%	338	93%
3.875% senior notes, net of discount and financing fees, due 2030	298	97%	298	94%
5.700% senior notes, net of discount and financing fees, due 2034	790	104%	790	102%
7.000% senior notes, net of discount and financing fees, due 2036	369	113%	369	112%
4.300% senior notes, net of discount and financing fees, due 2047	590	81%	589	80%
4.400% senior notes, net of discount and financing fees, due 2048	391	82%	391	80%
5.950% senior notes, net of discount and financing fees, due 2054	683	101%	683	99%
Various finance leases, due through 2050 (a)	308	100%	267	100%
Total long-term debt	5,116	N/A	5,099	N/A
Less – current portion of finance leases and other (a)	36	100%	32	100%
Long-term debt, net of current portion	$5,080	N/A	$5,067	N/A
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
On April 15, 2024, in connection with the acquisition of Masonite, we commenced a tender offer (the “Tender Offer”) to purchase any and all of Masonite's outstanding 5.375% Senior Notes due 2028 (the “Masonite 2028 notes”) with an aggregate value of $501 million. On May 13, 2024, 94.25% of the outstanding Masonite 2028 notes were validly tendered, with Owens Corning making a cash payment on May 16, 2024 of approximately $480 million, inclusive of $7 million of interest and $1 million premium on tender. Following the settlement of the Tender Offer, approximately $29 million of the Masonite 2028 notes that were not tendered remain outstanding, which has been recorded on the Consolidated Balance Sheets. Interest on the Masonite 2028 notes is payable semiannually in arrears on February 1 and August 1 each year. On February 1, 2025, the Company issued a par call to repay the remaining portion of its outstanding Masonite 2028 notes for $30 million inclusive of accrued interest.
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
Collectively, the Company's senior notes above, other than the Masonite 2028 notes or the Masonite 2030 notes, are referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2025.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of June 30, 2025.
During the first quarter of 2025, the Company borrowed $30 million under the Senior Revolving Credit Facility, which was subsequently repaid with proceeds from the issuance of CP Notes (as defined below). The Company had no borrowings outstanding and $1.5 billion available under the Senior Revolving Credit Facility as of June 30, 2025.
Receivables Securitization Facility
The receivables securitization facility (the "Receivables Securitization Facility") had a Receivables Purchase Agreement (“RPA”) that is accounted for as secured borrowings in accordance with ASC 860, “Accounting for Transfers and Servicing.” Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, had an RPA with certain financial institutions. On February 25, 2025, the Company amended and restated the RPA to extend the scheduled maturity date to April 2025. Effective March 31, 2025, the Company terminated the Receivables Securitization Facility and RPA.
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
Commercial Paper
On March 5, 2025, the Company established a $1.5 billion commercial paper program ("CP Program") for the issuance of unsecured commercial paper notes (the “CP Notes”) with maturities ranging up to 397 days from the date of issuance. The CP Notes may not be voluntarily prepaid or redeemed by the Company prior to maturity and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The proceeds from the CP Notes will be used to finance the Company’s short-term liquidity needs and other general corporate purposes. The Senior Revolving Credit Facility is designated to be a liquidity backstop for the CP Notes outstanding under the CP Program. We do not intend to have outstanding borrowings under the CP Program in excess of available capacity under our Senior Revolving Credit Facility. As of June 30, 2025, there were $420 million of CP Notes outstanding under the CP Program with a weighted average interest rate and weighted average maturity period of 4.60% and 27 days, respectively. The CP Notes are reported net of any discount and are included within Short-term debt on the Company's Consolidated Balance Sheets.

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
During the second quarter of 2023, the Company’s subsidiary, Paroc Group OY (“Paroc”), which the Company acquired in 2018, notified the appropriate European maritime regulatory authorities that specific products in its marine insulation product line may not meet certain fire safety requirements in accordance with their certifications. Paroc voluntarily withdrew these specific products from the market, issued recalls, and suspended distribution and sales of these products (the “Recalled Products”). Paroc continues to cooperate with the applicable regulatory and government authorities and work with its customers and end-users to assist with remediation for the recall. The Company has included an estimated liability for expected future costs related to the Recalled Products on its Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024. The estimated liability is primarily based on claims received, as well as assumptions related to the estimated costs of the remedy for the Recalled Products. At this time, we cannot estimate a range of loss for any additional costs related to the Recalled Products that exceed the current estimated liability. We reevaluate these assumptions each period and the related liability may be adjusted when factors indicate that the liability is either not sufficient to cover or exceeds the estimated costs related to the Recalled Products. Based on the factors currently known, we believe the appropriate liability has been established at this time. It is reasonably possible that additional costs related to the Recalled Products could be incurred that exceed the estimated liability by amounts that could be material to our Consolidated Financial Statements.
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
Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company became involved in these sites as a result of government

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

action or in connection with business acquisitions. As of June 30, 2025, the Company was involved with a total of 25 sites worldwide, including 10 Superfund and state or country equivalent sites and 15 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.
Remediation activities generally involve a potential range of activities and costs related to soil, groundwater and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action and changes in remediation technology. Taking these factors into account, Owens Corning reasonably estimates the costs of remediation to be paid over a period of years. The Company accrues an amount on an undiscounted basis, when a liability is probable and reasonably estimable. Actual cost may differ from these estimates for the reasons mentioned above. At June 30, 2025, the Company had an accrual totaling $3 million for these costs, of which the current portion is $2 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.
During the first quarter of 2024, the Procuraduría Federal de Protección al Ambiente (“PROFEPA”) issued a ruling to Owens Corning Mexico, S. de R.L. de C.V., a subsidiary of the Company (“OC Mexico”), citing violations of Mexico’s air emissions regulations at OC Mexico’s facility in Mexico City, Mexico and imposing monetary sanctions of approximately $1 million. OC Mexico previously performed all related corrective action and, as of the date of this report, is in compliance with applicable federal and local environmental laws. During the second quarter of 2025, a final judgment by the Mexican Appeals Court dismissed PROFEPA’s appeal, cancelling a majority of the fine. OC Mexico has filed for enforcement, and the matter is considered resolved.
14.    STOCK COMPENSATION
Description of the Plan
On April 20, 2023, the Company’s stockholders approved the Owens Corning 2023 Stock Plan (the “2023 Stock Plan”), which authorizes grants of stock options, stock appreciation rights, stock awards (including restricted stock awards, restricted stock units and bonus stock awards), performance share awards and performance share units. At June 30, 2025, the number of shares remaining available under the 2023 Stock Plan for all stock awards was 2.6 million.
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
Total Stock-Based Compensation Expense
Stock-based compensation expense included in both Marketing and administrative expenses and Net earnings/(loss) from discontinued operations attributable to Owens Corning, net of tax in the accompanying Consolidated Statements of Earnings is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Total stock-based compensation expense from continuing operations	$16	$37	$36	$50
Total stock-based compensation expense from discontinued operations	2	2	3	3
Total stock-based compensation expense	$18	$39	$39	$53
Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) under its stockholder-approved stock plans. Generally, all outstanding RSUs will fully settle in stock. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three to four years. The 2023 Stock Plan allows alternate vesting schedules for death, disability and retirement. The weighted-average grant date fair value of RSUs granted under the 2023 Stock Plan in 2025 was $175.12.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The fair value of the Owens Corning RSUs issued for Masonite outstanding equity awards was $85 million as of the date of acquisition, of which $35 million was related to pre-combination expense and was included in the purchase price. The remaining portion of $50 million relates to post-combination expense, of which $26 million was accelerated as of June 30, 2025. As of June 30, 2025, the future unrecognized expense related to the converted outstanding RSUs was approximately $8 million which will be recognized over the remaining service period of approximately 1.35 years. Please refer to Notes 8 and 11 of the Consolidated Financial Statements for further information. Future equity-based awards to Company employees who were former Masonite employees may be granted from the remaining available shares under the Masonite Stock Plan. At June 30, 2025, the number of shares remaining available under the Masonite Stock Plan was 0.6 million shares of Owens Corning common stock.
The following table summarizes the Company’s RSU activity:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2024	1,249,146	$107.31
Granted	271,073	175.12
Vested	(425,756)	112.32
Forfeited	(25,906)	154.54
Balance at June 30, 2025	1,068,557	$121.36
As of June 30, 2025, there was $68 million of total unrecognized compensation cost related to RSUs. This total includes $8 million of unrecognized compensation related to converted Masonite equity awards. The remaining $60 million of unrecognized compensation cost is related to RSUs granted under both the Owens Corning Stock Plans and Masonite Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.90 years. The total grant date fair value of shares vested during the six months ended June 30, 2025 and 2024 was $48 million and $64 million, respectively.
Performance Share Units
The Company has granted performance share units (“PSUs”) as a part of its long-term incentive plan. All outstanding PSUs will fully settle in stock. The amount of shares ultimately distributed from all PSUs is contingent on meeting internal company-based metrics or an external-based stock performance metric.
In the six months ended June 30, 2025, the Company granted both internal company-based and external-based metric PSUs.
Internal Company-based metrics
The internal Company-based metric PSUs are based on various Company metrics and typically vest after a three-year period. The amount of stock distributed will vary from 0% to 200% of PSUs awarded depending on each award’s design and performance versus the company-based metrics.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
The following table provides a summary of the grant date fair values of the internal Company-based metric PSUs:

	Six Months Ended June 30,
	2025	2024
Grant date fair value of units granted	$171.94	$147.18
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

	Six Months Ended June 30,
	2025	2024
Expected volatility	32.78%	33.88%
Risk free interest rate	4.14%	3.94%
Expected term (in years)	2.90	2.91
Grant date fair value of units granted	$221.54	$195.95
The risk-free interest rate was based on zero-coupon United States Treasury STRIPS at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of June 30, 2025, there was $26 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.98 years.
The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	219,075	$117.23
Granted	120,321	188.47
Vested	—	—
Forfeited	(22,749)	166.54
Balance at June 30, 2025	316,647	$147.57
Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (“ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company’s stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan, which increased the number of shares available for issuance under the plan by 4.2 million shares. As of June 30, 2025, 2.9 million shares remain available for purchase.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Included in total stock-based compensation expense is $2 million and $5 million of expense related to the Company’s ESPP recognized during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, the Company recognized expense of $2 million and $4 million, respectively, related to the Company’s ESPP. As of June 30, 2025, there was $3 million of total unrecognized compensation cost related to the ESPP.
15.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net earnings from continuing operations attributable to Owens Corning	$334	$256	$589	$534
Net earnings (loss) from discontinued operations attributable to Owens Corning, net of tax	29	29	(319)	50
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$363	$285	$270	$584
Weighted-average number of shares outstanding used for basic earnings per share	85.0	87.2	85.4	87.3
Unvested restricted stock units and performance share units	0.5	0.8	0.5	0.8
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	85.5	88.0	85.9	88.1
Earnings (Loss) per common share attributable to Owens Corning common stockholders:
Basic - continuing operations	$3.93	$2.94	$6.90	$6.12
Basic - discontinued operations	$0.34	$0.33	$(3.74)	$0.57
Basic	$4.27	$3.27	$3.16	$6.69

Diluted - continuing operations	$3.91	$2.91	$6.86	$6.06
Diluted - discontinued operations	$0.34	$0.33	$(3.71)	$0.57
Diluted	$4.25	$3.24	$3.15	$6.63
For the three and six months ended June 30, 2025 and June 30, 2024, there were no unvested RSUs or PSUs that had an anti-dilutive effect on earnings per share.
On May 13, 2025, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to 12 million shares of the Company’s outstanding common stock (the “2025 Repurchase Authorization”). On December 1, 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (together with the 2025 Repurchase Authorization, the "Repurchase Authorizations"). The Repurchase Authorizations enable the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion.
The Company repurchased 2.3 million shares of its common stock for $322 million, inclusive of applicable taxes, during the six months ended June 30, 2025, under the Repurchase Authorizations. As of June 30, 2025, 16.0 million shares remain available for repurchase under the Repurchase Authorizations.
The Company repurchased 0.9 million shares of its common stock for $130 million, inclusive of applicable taxes, during the six months ended June 30, 2024.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16.    INCOME TAXES
The following table provides the Income tax expense and effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except effective tax rate)	2025	2024	2025	2024
Income tax expense	$110	$101	$198	$184
Effective tax rate	25%	28%	25%	26%
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2025 is primarily due to U.S. state and local income tax expense and foreign rate differential.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2024 is primarily due to U.S. state and local income tax expense, foreign rate differential, U.S. federal taxes on foreign earnings and permanently non-deductible expenses both of which were related to the acquisition of Masonite. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2024 is primarily due to U.S. state and local income tax expense and foreign rate differential, partially offset by discrete tax benefits related to valuation allowance and stock-based compensation.
On July 4, 2025, the One Big Beautiful Bill ("OBBB") Act, which includes a broad range of tax reform provisions, was signed into law in the United States, and we continue to assess its impact. We currently do not expect the OBBB Act to have a material impact on our estimated annual effective tax rate in 2025.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT
The following table summarizes the changes in accumulated other comprehensive income (deficit):

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2025	2024	2025	2024
Currency Translation Adjustment
Beginning balance	$(459)	$(359)	$(534)	$(318)
Gain (loss) on foreign currency translation	179	(62)	254	(103)
Other comprehensive income (loss), net of tax	179	(62)	254	(103)
Ending balance	$(280)	$(421)	$(280)	$(421)
Pension and Other Postretirement Adjustment
Beginning balance	$(184)	$(196)	$(181)	$(196)
Amounts reclassified from AOCI to net earnings, net of tax (a)	(1)	(2)	(1)	(1)
Amounts classified into AOCI, net of tax	(4)	1	(7)	—
Other comprehensive loss, net of tax	(5)	(1)	(8)	(1)
Ending balance	$(189)	$(197)	$(189)	$(197)
Hedging Adjustment
Beginning balance	$25	$16	$24	$11
Amounts reclassified from AOCI to net earnings, net of tax (b)	—	3	(2)	10
Amounts classified into AOCI, net of tax	(6)	2	(3)	—
Other comprehensive (loss) income, net of tax	(6)	5	(5)	10
Ending balance	$19	$21	$19	$21
Total AOCI ending balance	$(450)	$(597)	$(450)	$(597)
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
EXECUTIVE OVERVIEW
Net earnings from continuing operations attributable to Owens Corning were $334 million in the second quarter of 2025, compared to $256 million in the same period of 2024. The Company generated $703 million in adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) from continuing operations for the second quarter of 2025, compared to $678 million in the same period of 2024. See the Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization From Continuing Operations section of the MD&A for further information regarding Adjusted EBITDA from continuing operations, including the reconciliation to net earnings from continuing operations attributable to Owens Corning. Second quarter of 2025 segment earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance in our Roofing segment compared to the same period of 2024 increased $20 million, while our Insulation segment decreased $21 million. Second quarter of 2025 EBITDA for our Doors segment increased $14 million when compared to the same period of 2024. Within our Corporate, Other and Eliminations category, General corporate expense and other decreased by $12 million.
2025 Share Repurchase Program
On May 13, 2025, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to 12 million shares of the Company’s outstanding common stock (the “2025 Repurchase Authorization”). The 2025 Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. This authorization is in addition to the previously announced share repurchase program.
Glass Reinforcements Divestiture
On February 13, 2025, the Company entered into a definitive agreement ("GR Agreement") for the sale of our global glass reinforcements (“GR”) business for a purchase price of approximately $436 million, less costs to sell. As of June 30, 2025, the estimated purchase price was $515 million, net of cash, and less costs to sell. The change since signing is due to the changes in customary and transaction-specific price adjustments which are subject to further changes through the date of the final closing adjustments. The GR business, historically part of the Company’s Composites segment, manufactures, fabricates, and sells glass fiber reinforcements for a wide variety of applications in wind energy, infrastructure, industrial, transportation and consumer markets. The sale will complete Owens Corning’s review of strategic alternatives for the business, as previously announced on February 9, 2024, and aligns with our strategy to reshape the Company to focus on building products in North America and Europe. The transaction is expected to close in 2025 and is subject to customary regulatory approvals and other conditions.
The transaction represents a strategic shift that has a major effect on the Company's operations and financial results. Effective January 1, 2025, the GR business’ financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented. In the three and six months ended June 30, 2025, net earnings (loss) from discontinued operations attributable to Owens Corning was $29 million of earnings and $319 million of loss, respectively, on the Consolidated Statements of Earnings, primarily related to the loss recognized upon the classification of the GR business into discontinued operations. The loss on discontinued operations was determined by comparing the carrying value of the discontinued operation to the fair value of the business, as derived from the signed GR Agreement, less estimated costs to sell.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
After allocating Goodwill to the discontinued operation, the Company compared the carrying value of the discontinued operation to the fair value of the discontinued operation, defined as the sale price less estimated selling costs. During the three and six months ended June 30, 2025, the Company incurred a pre-tax loss on classification as discontinued operations of $19 million and $381 million, respectively.
Changes in Reportable Segments
Effective January 1, 2025, due to a strategic shift in how we manage our business as a result of the GR Agreement and the classification of the GR business as a discontinued operation, we changed the composition of our reportable segments. As a result, all prior period information was recast to reflect this change. The Company now has three reportable segments: Roofing, Insulation and Doors.
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
RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net sales	$2,747	$2,497	$5,277	$4,514
Gross margin	$858	$813	$1,583	$1,441
% of net sales	31%	33%	30%	32%
Marketing and administrative expenses	$263	$229	$524	$419
Other expense, net	$29	$134	$49	$169
Earnings from continuing operations before interest and taxes	$505	$419	$912	$795
Interest expense, net	$63	$63	$127	$79
Income tax expense	$110	$101	$198	$184
Net earnings from continuing operations attributable to Owens Corning	$334	$256	$589	$534
Net earnings (loss) from discontinued operations attributable to Owens Corning	$29	$29	$(319)	$50
Net earnings attributable to Owens Corning	$363	$285	$270	$584
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the second quarter and year-to-date 2025, net sales increased $250 million and increased $763 million, respectively, compared to the same periods in 2024. For the second quarter and year-to-date 2025, the increase in net sales was primarily driven by the revenues from our Doors segment as a result of the Masonite acquisition and higher selling prices, which were partially offset by lower sales volumes for our Insulation and Roofing segments.
GROSS MARGIN
In the second quarter and year-to-date 2025, gross margin increased $45 million and increased $142 million, respectively, compared to the same periods in 2024. For the second quarter and year to date 2025, the increase was primarily driven by the margins from our Doors segment as a result of the Masonite acquisition and higher selling prices, which were partially offset by lower sales volumes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
MARKETING AND ADMINISTRATIVE EXPENSES
In the second quarter and year-to-date 2025, marketing and administrative expenses increased $34 million and increased $105 million, respectively, compared to the same periods in 2024. For the second quarter and year-to-date 2025, the increase was primarily driven by the addition of the Doors segment's selling, general, and administrative expenses, along with inflation throughout the rest of the organization.
OTHER EXPENSE, NET
In the second quarter and year-to-date 2025, other expenses decreased $105 million and decreased $120 million, respectively, compared to the same periods in 2024. For the second quarter and year-to-date 2025, the decrease was primarily driven by lower acquisition-related transaction and restructuring costs, along with gains on sale of certain precious metals.
INTEREST EXPENSE, NET
In the second quarter and year-to-date 2025, interest expense, net, remained flat and increased $48 million, respectively, compared to the same periods in 2024. For year-to-date, the increase was driven by interest on the higher long-term debt balances and lower interest income due to lower cash balances.
INCOME TAX EXPENSE
Income tax expense for the three and six months ended June 30, 2025 was $110 million and $198 million, respectively. For the second quarter of 2025 and the six months ended June 30, 2025, the Company’s effective tax rate was 25% and 25%, respectively. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2025 is primarily due to U.S. state and local income tax expense, and foreign rate differential.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is not reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions.
Income tax expense for the three and six months ended June 30, 2024 was $101 million and $184 million, respectively. For the second quarter of 2024 and the six months ended June 30, 2024, the Company's effective tax rate was 28% and 26%, respectively. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2024 is primarily due to U.S. state and local income tax expense, foreign rate differential, U.S. federal taxes on foreign earnings and permanently non-deductible expenses both of which were related to the acquisition of Masonite. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the six months ended June 30, 2024 is primarily due to U.S. state and local income tax expense and foreign rate differential, partially offset by discrete tax benefits related to valuation allowance and stock-based compensation.
Restructuring Costs
The Company has incurred restructuring and other exit costs in connection with its global cost reduction, product line and productivity initiatives. These costs are recorded within Corporate, Other and Eliminations. Please refer to Note 11 of the Consolidated Financial Statements for further information on the nature of these costs.
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings From Continuing Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Location	2025	2024	2025	2024
Accelerated depreciation	Cost of sales	$(9)	$(3)	(9)	(7)
Other exit costs	Cost of sales	(1)	(2)	(1)	(5)
Other exit costs	Marketing and administrative expenses	(1)	(1)	(1)	(1)
Severance	Other expense, net	(7)	(41)	(9)	(48)
Other exit costs	Other expense, net	—	—	(1)	—
Total restructuring costs		$(18)	$(47)	$(21)	$(61)

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
Adjusting income (expense) items to EBITDA are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Restructuring excluding depreciation	$(9)	$(34)	$(12)	$(44)
Loss on Assets Held for Sale	(24)	—	(26)	—
Gains on sale of certain precious metals	12	—	21	—
Strategic review-related charges	—	(15)	—	(17)
Paroc marine recall	(1)	(6)	(2)	(7)
Acquisition-related transaction costs	—	(29)	—	(47)
Acquisition-related integration costs excluding amortization	(4)	(21)	(6)	(21)
Recognition of acquisition inventory fair value step-up	—	(12)	—	(12)
Total adjusting items	$(26)	$(117)	$(25)	$(148)
The reconciliation from Net earnings from continuing operations attributable to Owens Corning to Adjusted EBITDA from continuing operations is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO OWENS CORNING	$334	$256	$589	$534
Net (loss) earnings attributable to non-redeemable and redeemable noncontrolling interests	(1)	1	(1)	—
NET EARNINGS FROM CONTINUING OPERATIONS	333	257	588	534
Equity in net earnings of affiliates	1	2	1	2
Income tax expense	110	101	198	184
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	442	356	785	716
Interest expense, net	63	63	127	79
EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	505	419	912	795
Less: Adjusting items from above	(26)	(117)	(25)	(148)
Depreciation and amortization	172	142	331	250
ADJUSTED EBITDA FROM CONTINUING OPERATIONS	$703	$678	$1,268	$1,193
Segment Results
Effective January 1, 2025, we changed our segment measure of profitability for our reportable segments from Earnings before interest and taxes ("EBIT") to EBITDA, as the measure used for purposes of making decisions about allocating resources to the segments and assessing performance. Prior period amounts have been recast to reflect the new segment measure for profitability.

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
Roofing
The table below provides a summary of net sales and EBITDA for the Roofing segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net sales	$1,303	$1,252	$2,423	$2,350
% change from prior year	4%	N/A	3%	N/A
EBITDA	$457	$437	$789	$775
EBITDA as a % of net sales	35%	35%	33%	33%
NET SALES
In our Roofing segment, net sales in the second quarter of 2025 increased $51 million compared to the same period in 2024 due to higher selling prices of $51 million. Lower volumes of approximately 1% were offset by favorable mix.
For year-to-date 2025, net sales in our Roofing segment increased $73 million compared to the same period in 2024. Higher selling prices of $88 million and favorable mix were partially offset by lower sales volumes of approximately 1%.
EBITDA
In our Roofing segment, EBITDA in the second quarter of 2025 increased $20 million compared to the same period in 2024 due to higher selling prices of $51 million, which were partially offset by higher manufacturing costs of $12 million. The remaining variance was driven by input cost inflation of $7 million, higher selling, general, and administrative expenses and slightly lower volumes.
For year-to-date 2025, EBITDA in our Roofing segment increased $14 million compared to the same period in 2024. Higher selling prices of $88 million more than offset higher manufacturing costs of $31 million, input cost inflation of $15 million and lower volumes. The remaining difference was driven about equally by higher selling, general, and administrative expenses and unfavorable mix.
OUTLOOK
In our Roofing segment, the Company expects non-discretionary residential re-roof and remodeling activity to moderate in the near-term. Uncertainties that may impact Roofing demand include demand from storms and other weather-related events, competitive pricing pressure and the cost and availability of raw materials, particularly asphalt. The Company will continue to focus on managing costs, capital expenditures and working capital to best service the market demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Insulation
The table below provides a summary of net sales and EBITDA for the Insulation segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net sales	$934	$974	$1,843	$1,931
% change from prior year	-4%	N/A	-5%	N/A
EBITDA	$225	$246	$450	$469
EBITDA as a % of net sales	24%	25%	24%	24%
NET SALES
In our Insulation segment, net sales in the second quarter of 2025 decreased $40 million compared to the same period in 2024 due to lower sales volumes of approximately 4% and unfavorable mix, which were partially offset by higher selling prices of $12 million.
For year-to-date 2025, net sales in our Insulation segment decreased $88 million compared to the same period in 2024. The decrease was driven primarily by lower sales volumes of approximately 5%, unfavorable mix, and $10 million of unfavorable impact of translating sales denominated in foreign currencies into United States dollars, which were partially offset by higher selling prices of $34 million.
EBITDA
In our Insulation segment, EBITDA in the second quarter of 2025 decreased $21 million compared to the same period in 2024. The impact of production downtime, unfavorable mix, input cost inflation of $11 million and lower sales volumes were partially offset by higher selling prices of $12 million and lower manufacturing costs of $6 million.
For the year-to-date 2025, EBITDA in our Insulation segment decreased $19 million compared to the same period in 2024. The decrease was driven by lower sales volumes, input cost inflation of $21 million, and the impact of production downtime. This was partially offset by higher selling prices of $34 million and lower manufacturing costs of $11 million.
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
During the second quarter of 2025, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was approximately 1.327 million, a decrease from an annual average of approximately 1.348 million starts in the second quarter of 2024.
The Company expects the new residential construction market in North America to be temporarily challenged, driven by an overall weakness in housing starts due to mortgage rates. The global non-residential construction markets are expected to be relatively stable in the near-term. The Company continues to concentrate on driving productivity, managing costs, capital expenditures and working capital as we position ourselves to expand capacity within our existing manufacturing network.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Doors
The table below provides a summary of net sales and EBITDA for the Doors segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net sales	$554	$311	$1,094	$311
% change from prior year	N/A	N/A	N/A	N/A
EBITDA	$75	$61	$143	$61
EBITDA as a % of net sales	14%	N/A	13%	N/A
NET SALES
In our new Doors segment, net sales in the second quarter and year-to-date of 2025 were $554 million and $1,094 million, respectively, primarily due to the acquisition of Masonite, which was completed on May 15, 2024.
EBITDA
In our newly acquired Doors segment, EBITDA in the second quarter and year-to-date 2025 were $75 million and $143 million, respectively, primarily due to the acquisition of Masonite, which was completed on May 15, 2024.
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
Corporate, Other and Eliminations
The table below provides a summary of EBITDA for the Corporate, Other and Eliminations category:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Restructuring excluding depreciation	$(9)	$(34)	$(12)	$(44)
Gains on sale of certain precious metals	12	—	21	—
Strategic review-related charges	—	(15)	—	(17)
Paroc marine recall	(1)	(6)	(2)	(7)
Acquisition-related transaction costs	—	(29)	—	(47)
Acquisition-related integration costs excluding amortization	(4)	(21)	(6)	(21)
Loss on Assets Held for Sale	(24)	—	(26)	—
Recognition of acquisition inventory fair value step-up	—	(12)	—	(12)
General corporate expense and other	(54)	(66)	(114)	(112)
EBITDA	$(80)	$(183)	$(139)	$(260)
EBITDA
In Corporate, Other and Eliminations, EBITDA expenses for the second quarter and year-to-date 2025 were lower by $103 million and $121 million, respectively, compared to the same period in 2024, primarily driven by lower acquisition-related transaction and restructuring costs, along with gains on sale of certain precious metals.
General corporate expense and other for the second quarter of 2025 were lower by $12 million compared to the same period in 2024. For year-to-date, general corporate expense and other were higher by $2 million compared to the same period in 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
OUTLOOK
In 2025, we estimate general corporate expenses to be approximately $240 million to $260 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company’s primary sources of liquidity are its balance of Cash and cash equivalents from continuing operations of $230 million as of June 30, 2025, its commercial paper program ("CP Program") and Senior Revolving Credit Facility (as defined below).
The Company has a $1.5 billion senior revolving credit facility (the “Senior Revolving Credit Facility”) that has been amended from time to time. The Senior Revolving Credit Facility was most recently amended in March 2025 to increase the borrowing limit from $1.0 billion to $1.5 billion and extend the maturity date to March 2030. No other significant terms impacting liquidity were amended.
The agreement governing our Senior Revolving Credit Facility contains various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. We were in compliance with these covenants as of June 30, 2025.
On March 5, 2025, the Company established the CP Program for the issuance of $1.5 billion in unsecured commercial paper notes (the "CP Notes") with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under the Senior Revolving Credit Facility.
The Company had a Receivables Securitization Facility that was amended from time to time. Effective March 31, 2025, the Company terminated the Receivables Securitization Facility.
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
Cash Flows
Cash and cash equivalents were $265 million as of June 30, 2025, compared to $296 million as of June 30, 2024. Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of June 30, 2025 and December 31, 2024, the Company had $106 million and $95 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with Accounting Standards Codification (“ASC”) 740 based on the laws as of enactment of the tax legislation.
Operating activities: Net cash flow provided by operating activities decreased by $239 million for the six months ended June 30, 2025 compared to the same period in 2024. The decrease was primarily due to higher decreases in accounts payable and higher increases in inventory, partially offset by higher cash earnings when compared to the same period in 2024. For the six months ended June 30, 2025, there was no depreciation and amortization related to discontinued operations.
Investing activities: Net cash flow used for investing activities decreased by $2,807 million for the six months ended June 30, 2025 compared to the same period in 2024. The decrease was primarily driven by the Masonite acquisition in the prior year. For the six months ended June 30, 2025, cash paid for property, plant and equipment related to discontinued operations was $43 million.
Financing activities: Net cash flow used for financing activities increased by $1,433 million for the six months ended June 30, 2025 compared to the same period in 2024. The increase was primarily driven by higher net proceeds from long-term debt and the Receivables Securitization Facility in the prior year related to the Masonite acquisition as well as higher treasury stock repurchases in the current year. These were slightly offset by the issuance of CP Notes.

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
Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2024 Form 10-K for more details on these material cash requirements. During the second quarter of 2025, there have been no material changes to our expected uses of cash and contractual obligations.
Debt
As of June 30, 2025, the Company had $5.5 billion of total debt. The Company's Short-term debt includes $420 million of CP Notes.
On March 5, 2025, the Company amended its senior revolving credit facility (the “Senior Revolving Credit Facility”) to increase the available principal amount from $1.0 billion to $1.5 billion and to extend the maturity to March 2030. During the first quarter of 2025, the Company borrowed $30 million under the Senior Revolving Credit Facility, which was subsequently repaid with proceeds from the issuance of CP Notes. The Company had no borrowings outstanding and $1.5 billion available under the Senior Revolving Credit Facility as of June 30, 2025.
On March 5, 2025, the Company established a CP Program for the issuance of CP Notes with maturities ranging up to 397 days from the date of issuance. As of June 30, 2025, there were $420 million of CP Notes outstanding under the Program with a weighted average interest rate and weighted average maturity period of 4.60% and 27 days, respectively. We do not intend to have outstanding borrowings under our CP Program in excess of available capacity under our Senior Revolving Credit Facility.
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
On April 15, 2024, in connection with the acquisition of Masonite, we commenced a tender offer (the "Tender Offer") to purchase any and all of Masonite's outstanding 5.375% Senior Notes due 2028 (the “Masonite 2028 notes”) with an aggregate value of $501 million. On May 13, 2024, 94.25% of the outstanding Masonite 2028 notes were validly tendered. Following the settlement of the Tender Offer, approximately $29 million of the Masonite 2028 notes that were not tendered remained outstanding, which has been recorded on the Consolidated Balance Sheets as of December 31, 2024. On February 1, 2025, the Company redeemed the remaining portion of the outstanding Masonite 2028 notes for $30 million inclusive of accrued interest.
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
Derivatives
Please refer to Note 5 of the Consolidated Financial Statements.
Fair Value Measurement
Please refer to Notes 5, 8, and 12 of the Consolidated Financial Statements.
SAFETY
One of our primary objectives is the safety and well-being of our employees. Working safely is an unconditional, organization-wide expectation at Owens Corning, which we believe directly benefits employees’ lives, improves our manufacturing processes and reduces our costs. The Company maintains comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to severe injuries. One of our primary safety measures is the Recordable Incident Rate (“RIR”) as defined by the United States Bureau of Labor Statistics. For the three months ended June 30, 2025, our RIR including the impact from our Doors segment as a result of the Masonite acquisition, was 0.60, compared to 0.46 as reported in the same period a year ago, which does not include the Doors segment. For the six months ended June 30, 2025, our RIR including the impact from our Doors segment as a result of the Masonite acquisition, was 0.58, compared to 0.39 as reported in the same period a year ago, which does not include the Doors segment.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Re-allocation of Goodwill upon Reorganization
As a result of classifying the GR business as a discontinued operation during the first quarter of 2025, a portion of Composites Goodwill was allocated to the discontinued operation. The Company determined the relative fair value of the discontinued operation to the fair value of the Composites business as of January 1, 2025, and then allocated a proportionate share of Composites Goodwill to the discontinued operation, resulting in an allocation of $98 million of Goodwill.
Remaining Composites Goodwill was allocated between the Roofing and Insulation segments, on a relative fair value basis, based on the discounted cash flows of the portions of the Composites business that were integrated into each. This resulted in an allocation of $263 million of Goodwill to the Roofing reporting unit, and $63 million of Goodwill to the Insulation reporting unit. These amounts are presented as part of the re-segmented reportable segment disclosures as of June 30, 2025 and December 31, 2024 shown in Note 6 of the Consolidated Financial Statements.
Second Quarter Goodwill Triggering Event
In the second quarter of 2025, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of the Doors reporting unit below its carrying value. The narrow cushion on the Doors reporting unit, due to its recent acquisition, and the high level of near-term macroeconomic uncertainty caused by recently announced tariffs, triggered the Company to perform an interim goodwill impairment test as of June 30, 2025 for the Doors reporting unit. The fair value of the reporting unit was determined based on a discounted cash flow analysis, or income approach, as well as a market approach, based on market multiples of comparable companies.
As a result of this test, we determined that no impairment existed for the Doors reporting unit as the fair value exceeded the carrying value by approximately 5%. Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of the reporting unit. Additional tariffs or trade restrictions that the Company is unable to offset, negative impacts from tariffs on demand, or further declines in the macroeconomic outlook could result in declines in revenues and margins necessitating the need for impairment assessments in future periods. The most significant assumptions used in the fair value analysis were base year revenue, revenue growth rate, adjusted EBITDA margins, discount rate and market multiples under the market approach.
If all other assumptions remain constant, a 1% decrease in the base year revenue would decrease the fair value by approximately 1%, a 1% decrease in the revenue growth rates would decrease the fair value by approximately 4%, a 0.5% decrease in forecasted adjusted EBITDA margins would decrease the fair value by approximately 4%, a 0.5% increase in the selected discount rate of 10.0% would decrease the fair value by approximately 4%, and a decrease of 1 in the selected market multiples under the market approach would decrease the fair value by approximately 5%.
The following table summarizes the segment allocation of recorded goodwill on our Consolidated Balance Sheet as of June 30, 2025:

(In millions)	June 30, 2025	Percent of Total
Roofing	$661	23%
Insulation	637	23%
Doors	1,516	54%
Total goodwill	$2,814	100%
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the six months ended June 30, 2025. Please refer to “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II, Item 7A of our 2024 Form 10-K for a discussion of our exposure to market risk.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
Information required by this item is incorporated by reference to Note 13 of the Consolidated Financial Statements, Contingent Liabilities and Other Matters.
ITEM 1A.    RISK FACTORS
Except as disclosed in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2025, there have been no material changes to the risk factors disclosed in Item 1A of the Company’s 2024 Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2025	1,886	$140.16	—	5,653,802
May 1-31, 2025	744,313	137.61	727,440	16,926,362
June 1-30, 2025	885,292	136.21	881,051	16,045,311
Total	1,631,491	$136.85	1,608,491

*	The Company retained an aggregate of 23,576 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted share units granted to our employees.
**
On May 13, 2025, the Board of Directors approved a new share repurchase program under which the Company is authorized to repurchase up to 12 million shares of the Company’s outstanding common stock (the “2025 Repurchase Authorization”). On December 1, 2022, the Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to 10 million shares of the Company’s outstanding common stock (together with the 2025 Repurchase Authorization, the "Repurchase Authorizations"). The Repurchase Authorizations enable the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion.
The Company repurchased 2.3 million shares of its common stock for $322 million, inclusive of applicable taxes, during the six months ended June 30, 2025, under the Repurchase Authorizations. As of June 30, 2025, 16.0 million shares remain available for repurchase under the Repurchase Authorizations.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
10b5-1 Plans
During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*	Owens Corning Amended and Restated Deferred Compensation Plan, effective as of July 1, 2025 (filed herewith).
10.2*	Restricted Stock Unit Award Agreement, by and between Owens Corning and Marcio Sandri, dated as of June 18, 2025 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Form 10-Q.
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

OWENS CORNING

Registrant

Date:	August 6, 2025	By:	/s/ Todd W. Fister
Todd W. Fister
Chief Financial Officer

Date:	August 6, 2025	By:	/s/ Mari K. Doerfler
Mari K. Doerfler
Vice President and
Controller