Form 10-Q
period 2025-09-30
Owens Corning
filed 2025-11-05
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of October 31, 2025, 82,191,739 shares of the registrant’s common stocks, par value $0.01 per share, were outstanding.

OWENS CORNING AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2025

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
NET SALES	$2,684	$2,763	$7,961	$7,277
COST OF SALES	1,927	1,912	5,621	4,985
Gross margin	757	851	2,340	2,292
OPERATING EXPENSES
Marketing and administrative expenses	240	258	764	677
Science and technology expenses	39	32	111	91
Goodwill impairment charge	780	—	780	—
Loss on sale of business	2	—	28	—
Other expense, net	23	89	72	258
Total operating expenses	1,084	379	1,755	1,026
OPERATING (LOSS) INCOME	(327)	472	585	1,266
Non-operating expense (income)	1	—	1	(1)
(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	(328)	472	584	1,267
Interest expense, net	65	69	192	148
(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	(393)	403	392	1,119
Income tax expense	102	118	300	302
Equity in net earnings of affiliates	—	2	1	4
NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS	(495)	287	93	821
Net earnings (loss) from discontinued operations attributable to Owens Corning, net of tax	1	34	(318)	84
NET (LOSS) EARNINGS	$(494)	$321	$(225)	$905

NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS	$(495)	$287	$93	$821
Net loss attributable to non-redeemable and redeemable noncontrolling interests	—	—	(1)	—
NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO OWENS CORNING	(495)	287	94	821
Net earnings (loss) from discontinued operations attributable to Owens Corning, net of tax	1	34	(318)	84
NET (LOSS) EARNINGS ATTRIBUTABLE TO OWENS CORNING	$(494)	$321	$(224)	$905
EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic - continuing operations	$(5.93)	$3.30	$1.11	$9.42
Basic - discontinued operations	$0.01	$0.39	$(3.75)	$0.96
Basic	$(5.92)	$3.69	$(2.64)	$10.38

Diluted - continuing operations	$(5.93)	$3.26	$1.10	$9.33
Diluted - discontinued operations	$0.01	$0.39	$(3.73)	$0.95
Diluted	$(5.92)	$3.65	$(2.63)	$10.28
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET (LOSS) EARNINGS	$(494)	$321	$(225)	$905
Other comprehensive (loss) income, net of tax:
Currency translation adjustment (net of tax of $0 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $0 and $0 for the nine months ended September 30, 2025 and 2024, respectively)	(6)	68	251	(37)
Pension and other postretirement adjustment (net of tax of $0 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $1 and $0 for the nine months ended September 30, 2025 and 2024, respectively)	1	(4)	(7)	(5)
Hedging adjustment (net of tax of $0 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $0 and $(3) for the nine months ended September 30, 2025 and 2024, respectively)	(1)	1	(6)	11
Total other comprehensive (loss) income, net of tax	(6)	65	238	(31)
COMPREHENSIVE (LOSS) EARNINGS	(500)	386	13	874
Comprehensive (loss) earnings attributable to non-redeemable and redeemable noncontrolling interests	(1)	(1)	1	(3)
COMPREHENSIVE (LOSS) EARNINGS ATTRIBUTABLE TO OWENS CORNING	$(499)	$387	$12	$877
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

ASSETS	September 30, 2025	December 31, 2024
CURRENT ASSETS
Cash and cash equivalents	$286	$321
Receivables, less allowance of $3 at September 30, 2025 and $4 at December 31, 2024	1,440	1,140
Inventories	1,423	1,327
Other current assets	154	163
Current assets of discontinued operations	424	427
Total current assets	3,727	3,378
Property, plant and equipment, net	3,994	3,818
Operating lease right-of-use assets	429	411
Goodwill	2,029	2,745
Intangible assets, net	2,609	2,680
Deferred income taxes	8	8
Other non-current assets	478	456
Non-current assets of discontinued operations	243	579
TOTAL ASSETS	$13,517	$14,075
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,316	$1,301
Current operating lease liabilities	82	83
Short-term debt	40	1
Long-term debt - current portion	436	32
Other current liabilities	615	654
Current liabilities of discontinued operations	180	226
Total current liabilities	2,669	2,297
Long-term debt, net of current portion	4,678	5,067
Pension plan liability	44	42
Other employee benefits liability	99	101
Non-current operating lease liabilities	372	348
Deferred income taxes	789	719
Other liabilities	322	286
Non-current liabilities of discontinued operations	106	95
Total liabilities	$9,079	$8,955
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid-in capital	4,240	4,228
Accumulated earnings	4,824	5,224
Accumulated other comprehensive deficit	(455)	(691)
Cost of common stock in treasury (c)	(4,211)	(3,685)
Total Owens Corning stockholders’ equity	4,399	5,077
Noncontrolling interests	39	43
Total equity	4,438	5,120
TOTAL LIABILITIES AND EQUITY	$13,517	$14,075
(a)10 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024
(b)400 shares authorized; 135.5 issued and 82.2 outstanding at September 30, 2025; 135.5 issued and 85.4 outstanding at December 31, 2024
(c)53.3 shares at September 30, 2025 and 50.1 shares at December 31, 2024
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total equity, beginning of period	$5,204	$5,525	$5,120	$5,185
Common stock, $0.01 par value per share
Beginning of period	1	1	1	1
End of period	1	1	1	1
Treasury stock, $0.01 par value per share
Beginning of period	(3,989)	(3,391)	(3,685)	(3,292)
Issuance of common stock under share-based payment plans	1	4	59	85
Purchase of treasury stock	(223)	(205)	(585)	(385)
End of period	(4,211)	(3,592)	(4,211)	(3,592)
Additional paid-in capital (APIC):
Beginning of period	4,225	4,186	4,228	4,166
Redeemable noncontrolling interest adjustment to redemption value	—	—	—	(1)
Issuance of common stock under share-based payment plans	—	(3)	(42)	(70)
Stock-based compensation expense	15	21	54	74
Fair value of awards included in transaction consideration	—	—	—	35
End of period	4,240	4,204	4,240	4,204
Accumulated earnings:
Beginning of period	5,376	5,273	5,224	4,794
Net earnings attributable to Owens Corning	(494)	321	(224)	905
Dividends declared (a)	(58)	(53)	(176)	(158)
End of period	4,824	5,541	4,824	5,541
Accumulated other comprehensive earnings/deficit (AOCI):
Beginning of period	(450)	(597)	(691)	(503)
Currency translation adjustment	(21)	69	233	(34)
Currency translation adjustment as a result of sale of business	16	—	16	—
Pension and other postretirement adjustment (net of tax)	1	(4)	(7)	(5)
Deferred loss/gain on hedging transactions (net of tax)	(1)	1	(6)	11
End of period	(455)	(531)	(455)	(531)
Noncontrolling Interest (NCI):
Beginning of period	41	53	43	19
Net (loss) earnings attributable to non-redeemable noncontrolling interests	—	—	(1)	1
Return of capital to non-redeemable noncontrolling interests	—	(2)	—	(2)
Dividends distributed to non-redeemable noncontrolling interests	(1)	—	(2)	—
Currency translation adjustment	(1)	(1)	2	(3)
(Reductions) purchases of noncontrolling interest	—	—	(3)	35
End of period	39	50	39	50
Total equity, end of period	$4,438	$5,673	$4,438	$5,673
Common shares outstanding:
Beginning of period	83.6	86.9	85.4	87.2
Issuance of common stock under share-based payment plans	0.1	0.1	0.8	1.0
Purchase of treasury stock	(1.5)	(1.2)	(4.0)	(2.4)
End of period	82.2	85.8	82.2	85.8
Treasury shares outstanding:
Beginning of period	51.9	48.6	50.1	48.3
Issuance of common stock under share-based payment plans	(0.1)	(0.1)	(0.8)	(1.0)
Purchase of treasury stock	1.5	1.2	4.0	2.4
End of period	53.3	49.7	53.3	49.7
(a)Dividend declarations of $0.69 and $0.60 per share as of the three months ended September 30, 2025 and September 30, 2024, respectively. Dividend declarations of $2.07 and $1.80 per share as of the nine months ended September 30, 2025 and September 30, 2024, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2025	2024
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$(225)	$905
Adjustments to reconcile net (loss) earnings to cash provided from operating activities:
Loss on discontinued operations	409	—
Depreciation and amortization	513	483
Loss on sale of business	28	—
Gains on sale of certain precious metals	(35)	(19)
Deferred income taxes	100	(55)
Stock-based compensation expense	54	74
Goodwill impairment charge	780	—
Other adjustments to reconcile net earnings to cash from operating activities	(24)	(8)
Changes in operating assets and liabilities	(372)	(147)
Pension fund contribution	(5)	(4)
Payments for other employee benefits liabilities	(7)	(8)
Other	(20)	(5)
Net cash flow provided by operating activities	1,196	1,216
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant, and equipment	(567)	(450)
Proceeds from the sale of assets or affiliates	63	114
Investment in subsidiaries and affiliates, net of cash acquired	—	(2,857)
Other	(9)	—
Net cash flow used for investing activities	(513)	(3,193)
NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from long-term debt	—	1,968
Payments on long-term debt	(29)	(473)
Net proceeds from commercial paper notes	40	—
Proceeds from senior revolving credit and receivables securitization facilities	329	560
Payments on senior revolving credit and receivables securitization facilities	(329)	(560)
Proceeds from term loan borrowing	—	2,784
Payments on term loan borrowing	—	(2,800)
Dividends paid	(176)	(156)
Purchases of treasury stock	(583)	(388)
Finance lease payments	(34)	(29)
Other	(1)	(5)
Net cash flow (used for) provided by financing activities	(783)	901
Effect of exchange rate changes on cash	82	(28)
Net decrease in cash, cash equivalents and restricted cash	(18)	(1,104)
Cash, cash equivalents and restricted cash at beginning of period	369	1,623
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$351	$519

Cash, cash equivalents and restricted cash from continuing operations	$294	$464
Cash and cash equivalents from discontinued operations	57	55
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$351	$519
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in this report refer to Owens Corning, a Delaware corporation, and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”), and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2024 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S.”). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Certain prior year amounts have been reclassified in order to conform to the current year presentation. On February 14, 2025, the Company announced the sale of its glass reinforcements ("GR") business. The transaction represented a strategic shift that has a major effect on the Company's operations and financial results and therefore, beginning with the quarterly report on Form 10-Q for the period ended March 31, 2025, and including this quarterly report on Form 10-Q for the period ended September 30, 2025, the glass reinforcements financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented. Unless otherwise specified, these notes to the Consolidated Financial Statements reflect continuing operations. The Consolidated Statements of Cash Flows present cash flows from both continuing and discontinued operations. Please refer to Note 2 of the Consolidated Financial Statements for further information. Due to the reorganization of our reportable segments, prior period information has been recast to align with our new reportable segments. Please refer to Note 3 of the Consolidated Financial Statements for further information.
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
Masonite's operating results and purchase price allocation have been included in the Company's Doors reportable segment from May 15, 2024, the effective date of the Arrangement, within the Consolidated Financial Statements. Please refer to Note 8 of the Consolidated Financial Statements for further information.
Revenue Recognition
As of December 31, 2024, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $118 million, of which $21 million was recognized as revenue in the first nine months of 2025. As of September 30, 2025, our contract liability balances totaled $130 million.
As of December 31, 2023, our contract liability balances totaled $101 million, of which $19 million was recognized as revenue in the first nine months of 2024. As of September 30, 2024, our contract liability balances totaled $115 million.
Cash, Cash Equivalents and Restricted Cash
On the Consolidated Statements of Cash Flows, the total of Cash, cash equivalents and restricted cash includes restricted cash of $8 million as of September 30, 2025 and December 31, 2024. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract. The amounts received from a counterparty are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion. These amounts are included in Other current assets on the Consolidated Balance Sheets.
Accounts Receivable
Our customers consist mainly of distributors, home centers, contractors and retailers. Two of our largest customers accounted for 23% and 20%, respectively, of accounts receivable as of September 30, 2025.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Related Party Transactions
In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $19 million and $68 million for the three and nine months ended September 30, 2025, respectively, and $20 million and $85 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, amounts due to the related party supplier were $3 million and $3 million, respectively.
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
The Company’s confirmed outstanding obligations under the Programs totaled $203 million and $234 million as of September 30, 2025 and December 31, 2024, respectively. The amounts of invoices paid under the Programs totaled $459 million and $405 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Accounting Pronouncements
The following table summarizes recent Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") that could have an impact on the Company's Consolidated Financial Statements:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
ASU 2025-06 "Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software"	The amendments in this update include targeted improvements to recognition guidance for capitalizing software costs, eliminating the previous stage-based model and replacing it with a principles-based framework.	January 1, 2028	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
ASU 2025-05 "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets"	The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance.	January 1, 2026	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
ASU 2025-01 "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)"	The amendment in this update clarifies the effective date of Update 2024-03: public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and in interim periods within those annual periods beginning after December 15, 2027.	January 1, 2027	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
ASU 2024-03 "Income Statement – Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40)"	The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses.	January 1, 2027	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
ASU 2024-02 "Codification Improvements - Amendments to Remove References to the Concepts Statements"	Amendments in this update remove references to various FASB Concepts Statements.	January 1, 2025	We have adopted and determined that this guidance did not have a material effect on our Consolidated Financial Statements.
ASU 2024-01 "Compensation - Stock Compensation" (Topic 718): Scope Application of Profits Interest and Similar Awards"	This amendment adds an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718.	January 1, 2025	We have adopted and determined that this guidance did not have a material effect on our Consolidated Financial Statements.
ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”	This standard modifies the rate reconciliation and income taxes paid disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as requiring income taxes paid to be disaggregated by jurisdiction.	January 1, 2025	We have adopted and determined that this guidance did not have a material effect on our Consolidated Financial Statement disclosures.
ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”	The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	January 1, 2024	We have adopted and determined that this guidance did not have a material effect on our Consolidated Financial Statement disclosures.
ASU 2023-06 “Disclosure Improvements”	The amendments in this update modify the disclosure or presentation requirements of a variety of Topics	The effective date for each topic is contingent on future SEC rule setting.	We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.

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
Fair value of the GR asset group was calculated using a discounted cash flow model and market information obtained through the strategic review to estimate the fair value of the asset group, with weighting applied. As a result of the analysis performed, the Company recorded pre-tax asset impairment charges for the amount by which the carrying value exceeded its fair value of $483 million for the year ended December 31, 2024, which was included in Impairment due to strategic review on the Consolidated Statements of Earnings within the 2024 Form 10-K. These charges include $439 million related to property, plant and equipment, $30 million related to operating lease right-of-use assets and $14 million related to definite-lived intangible assets.
On February 13, 2025, the Company entered into a definitive agreement ("GR Agreement") for the sale of GR for a purchase price of approximately $436 million, less costs to sell. As of September 30, 2025, the estimated purchase price was $498 million, net of cash, less costs to sell. The change since signing is due to the changes in customary and transaction-specific price adjustments which are subject to further changes through the date of the final closing adjustments. The purchase price is inclusive of $225 million of promissory notes to be issued to the Company by the purchasers. The GR business, historically part of the Company’s Composites segment, manufactures, fabricates, and sells glass fiber reinforcements for a wide variety of applications in wind energy, infrastructure, industrial, transportation and consumer markets.
The transaction represented a strategic shift that has a major effect on the Company's operations and financial results and therefore, beginning with the quarterly report on Form 10-Q for the period ended March 31, 2025, and including this quarterly report on Form 10-Q for the period ended September 30, 2025, GR’s financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented.
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
After allocating Goodwill to the discontinued operation, as well as at the end of each subsequent quarter, the Company compared the carrying value of the discontinued operation to the fair value of the discontinued operation, defined as the sale price less estimated selling costs. During the three and nine months ended September 30, 2025, the Company incurred a pre-tax loss on classification as discontinued operations of $28 million and $409 million, respectively. The loss is presented within Net earnings (loss) from discontinued operations attributable to Owens Corning, net of tax, on the Consolidated Statements of Earnings. An estimated valuation allowance of $379 million is recorded within Non-current assets of discontinued operations, on the Consolidated Balance Sheets.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes Earnings from discontinued operations attributable to Owens Corning, net of tax included within the Consolidated Statements of Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
NET SALES	$301	$283	$877	$858
COST OF SALES	245	226	679	695
OPERATING EXPENSES
Marketing and administrative expenses	18	21	53	63
Loss from classification as discontinued operation	28	—	409	—
Other expense (income), net	10	(1)	15	(3)
Total operating expenses	56	20	477	60
Interest expense, net	2	1	4	3
Income tax (benefit) expense	(3)	2	35	16
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO OWENS CORNING, NET OF TAX	$1	$34	$(318)	$84
Major classes of assets and liabilities of discontinued operations include the following:

(In millions)	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57	$40
Receivables, less allowance	126	104
Inventories	218	260
Other current assets	23	23
Current assets of discontinued operations	424	427
Property, plant and equipment, net	414	346
Goodwill	100	98
Deferred income taxes	4	46
Valuation allowance for discontinued operations	(379)	—
Other non-current assets	104	89
Non-current assets of discontinued operations	$243	$579
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$109	$129
Other current liabilities	71	97
Current liabilities of discontinued operations	180	226
Other liabilities	106	95
Non-current liabilities of discontinued operations	$106	$95

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash flows related to discontinued operations are included within the Consolidated Statements of Cash Flows. Selected financial information related to cash flows from discontinued operations are below:

	Nine Months Ended September 30,
(In millions)	2025	2024
Depreciation and amortization	$—	$72
Cash paid for property, plant and equipment	$64	$55
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
Insulation – Within our Insulation segment, the Company manufactures and sells thermal and acoustical batts, loose fill insulation, spray foam insulation, wet use chopped strand, foam sheathing and accessories. It also manufactures and sells glass fiber pipe insulation, energy efficient flexible duct media, bonded and granulated stone wool insulation, cellular glass insulation, and foam insulation used in above- and below-grade construction applications.
Doors – Within our Doors segment, the Company manufactures and sells interior and exterior doors and door systems primarily used in residential construction.
NET SALES
The following tables show a disaggregation of our Net sales by segment and geographic region. Corporate eliminations (shown below) largely reflect intercompany sales between Insulation and Roofing. External customer sales are attributed to geographic region based upon the location from which the product is sold to the external customer.

	Three Months Ended September 30, 2025
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$1,070	$374	$482	$1,926	$(39)	$1,887
North America Non-Residential	118	372	—	490	(2)	488
Total North America	1,188	746	482	2,416	(41)	2,375
Europe	50	193	59	302	(1)	301
Asia-Pacific	2	—	—	2	—	2
Rest of world	—	2	4	6	—	6
NET SALES	$1,240	$941	$545	$2,726	$(42)	$2,684

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended September 30, 2024
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$1,058	$406	$509	$1,973	$(37)	$1,936
North America Non-Residential	116	382	—	498	(1)	497
Total North America	1,174	788	509	2,471	(38)	2,433
Europe	44	184	58	286	(1)	285
Asia-Pacific	3	33	—	36	—	36
Rest of world	—	3	6	9	—	9
NET SALES	$1,221	$1,008	$573	$2,802	$(39)	$2,763

	Nine Months Ended September 30, 2025
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$3,166	$1,102	$1,450	$5,718	$(114)	$5,604
North America Non-Residential	336	1,077	—	1,413	(7)	1,406
Total North America	3,502	2,179	1,450	7,131	(121)	7,010
Europe	153	539	173	865	(4)	861
Asia-Pacific	8	56	3	67	—	67
Rest of world	—	10	13	23	—	23
NET SALES	$3,663	$2,784	$1,639	$8,086	$(125)	$7,961

	Nine Months Ended September 30, 2024
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$3,106	$1,187	$786	$5,079	$(107)	$4,972
North America Non-Residential	314	1,100	—	1,414	(8)	1,406
Total North America	3,420	2,287	786	6,493	(115)	6,378
Europe	142	543	88	773	(2)	771
Asia-Pacific	9	98	1	108	—	108
Rest of world	—	11	9	20	—	20
NET SALES	$3,571	$2,939	$884	$7,394	$(117)	$7,277
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
The Company identifies the Chief Executive Officer as the CODM. In applying the criteria set forth in the standards for reporting information about segments in financial statements, we have determined that we have three reportable segments – Roofing, Insulation and Doors. The key factors used to identify these reportable segments are the organization and alignment of our internal operations and the nature of our products. The CODM uses EBITDA for each reportable segment to assess segment performance and make decisions on the allocation of resources. Segment EBITDA targets are established on an annual basis and used by the CODM throughout the year to compare with actual results. Quarterly forecasts supplement annual targets and

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

provide incremental information utilized to assess the performance of a segment. Segment EBITDA variance analysis further provides insight into segment operational cost optimization.
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
The following table summarizes EBITDA by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Reportable Segments
Roofing	$423	$419	$1,212	$1,194
Insulation	212	248	662	717
Doors	56	89	199	150
Total reportable segments	691	756	2,073	2,061
Restructuring excluding depreciation	(7)	—	(19)	(44)
Loss on sale of business	(2)	—	(28)	—
Impairment of venture investment	—	(13)	—	(13)
Gains on sale of certain precious metals	14	19	35	19
Strategic review-related charges	—	(16)	—	(33)
Paroc marine recall	—	(1)	(2)	(8)
Acquisition-related transaction costs	—	(2)	—	(49)
Acquisition-related integration costs excluding amortization	(9)	(53)	(15)	(74)
Recognition of acquisition inventory fair value step-up	—	(6)	—	(18)
Goodwill impairment charge	(780)	—	(780)	—
General Corporate expense and other	(53)	(51)	(167)	(163)
Total corporate, other and eliminations	(837)	(123)	(976)	(383)
Depreciation and amortization	(182)	(161)	(513)	(411)
Interest expense, net	(65)	(69)	(192)	(148)
(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	$(393)	$403	$392	$1,119

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

TOTAL ASSETS AND PROPERTY, PLANT AND EQUIPMENT
The following table summarizes total assets by segment:

(In millions)	September 30, 2025	December 31, 2024
Assets allocated to reportable segments
Roofing	$3,450	$3,107
Insulation	4,536	4,231
Doors	3,586	4,454
Total assets allocated to reportable segments	11,572	11,792
Assets not allocated to reportable segments
Cash and cash equivalents	286	321
Non-current deferred income taxes	8	8
Investments in affiliates	61	86
Corporate property, plant and equipment, other assets and eliminations	923	862
TOTAL ASSETS FROM CONTINUING OPERATIONS	$12,850	$13,069
The following table summarizes total property, plant and equipment, net by geographic region:

(In millions)	September 30, 2025	December 31, 2024
North America	$3,286	$3,182
Europe	604	524
Asia Pacific	64	67
Rest of world	40	45
PROPERTY, PLANT AND EQUIPMENT, NET FROM CONTINUING OPERATIONS	$3,994	$3,818
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
The following table summarizes cash paid for property, plant and equipment by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Reportable Segments
Roofing	$46	$37	$174	$142
Insulation	65	56	226	172
Doors	18	25	59	40
Total reportable segments	$129	$118	$459	$354
General corporate additions	16	12	44	41
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT FROM CONTINUING OPERATIONS	$145	$130	$503	$395
4.    INVENTORIES
Inventories consist of the following:

(In millions)	September 30, 2025	December 31, 2024
Finished goods	$755	$664
Materials and supplies	668	663
Total inventories	$1,423	$1,327

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.    DERIVATIVE FINANCIAL INSTRUMENTS
The Company is exposed to, among other risks, the impact of changes in commodity prices, foreign currency exchange rates, and interest rates in the normal course of business. The Company’s risk management program is designed to manage the exposure and volatility arising from these risks and utilizes derivative financial instruments to offset a portion of these risks. The Company uses derivative financial instruments only to the extent necessary to hedge identified business risks, and does not enter into such transactions for trading purposes.
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of September 30, 2025 and December 31, 2024, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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
The following table presents the fair value of derivatives and hedging instruments and their respective location on the Consolidated Balance Sheets:

		Fair Value at
(In millions)	Location	September 30, 2025	December 31, 2024
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps for continuing operations	Other current assets	$—	$3
Natural gas forward swaps for discontinued operations	Other current assets of discontinued operations	$—	$1
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps for continuing operations	Other current liabilities	$3	$1
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts for continuing operations	Other current assets	$1	$—
Foreign exchange forward contracts for discontinued operations	Other current assets of discontinued operations	$—	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts for continuing operations	Other current liabilities	$1	$1
Foreign exchange forward contracts for discontinued operations	Other current liabilities of discontinued operations	$—	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Consolidated Statements of Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of Earnings:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Location	2025	2024	2025	2024
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of loss reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$—	$2	$—	$11
Amount of loss reclassified from AOCI (as defined below) into earnings (a)	Net earnings (loss) from discontinued operations attributable to Owens Corning, net of tax	$—	$—	$—	$5
Treasury interest rate lock:
Amount of loss (gain) reclassified from AOCI (as defined below) into earnings (a)	Interest expense, net	$—	$1	$(2)	$1
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of loss (gain) recognized in earnings (b)	Other expense, net	$2	$—	$1	$(1)
Amount of loss (gain) recognized in earnings (c)	Net earnings (loss) from discontinued operations attributable to Owens Corning, net of tax	$—	$—	$5	$(3)
(a)Accumulated Other Comprehensive Income (Deficit) (“AOCI”)
(b)(Gains)/losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expense, net. Please refer to the “Other Derivatives” section below for additional detail.
(c)(Gains)/losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Net earnings (loss) from discontinued operations attributable to Owens Corning, net of tax. Please refer to the “Other Derivatives” section below for additional detail.
Consolidated Statements of Comprehensive Earnings Activity
The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive Earnings:

		Amount of Gain (Loss) Recognized in Comprehensive Earnings
(In millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Type	Derivative Financial Instrument	2025	2024	2025	2024
Cash flow hedge	Natural gas forward swaps	$(1)	$1	$(6)	$14

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash Flow Hedges
The Company uses a combination of derivative financial instruments, which qualify as cash flow hedges, and physical contracts to manage forecasted exposure to electricity and natural gas prices. As of September 30, 2025, the notional amounts of these natural gas forward swaps for both continuing and discontinued operations were 6 million MMBtu (or MMBtu equivalent) based on U.S. and European indices. The Company has designated these natural gas forward swaps as cash flow hedges, with the last hedge maturing no later than December 2026. A net unrecognized loss of $3 million related to these natural gas forward swaps was included in AOCI as of September 30, 2025, $3 million of which is expected to be reclassified into earnings within the next twelve months.
In 2020, the Company entered into a $175 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with the anticipated issuance of certain 10-year fixed rate senior notes. The Company designated this forward U.S. Treasury rate lock agreement, which expired on December 15, 2022, as a cash flow hedge. The locked fixed rate of this agreement was 0.994%. In September 2022, a gain of $6 million was recognized as a result of a change in the forecasted issuance of certain senior notes. In December 2022, the Company received cash of $37 million upon the settlement of the rate lock agreement, of which $31 million will be amortized as a component of interest expense upon the future issuance of senior notes. In May 2024, the Company issued new senior notes and began amortizing the $31 million over the life of the Company's 5.700% senior notes due 2034, of which $2 million was recognized during the nine months ended September 30, 2025. The unrecognized gain of $27 million was included in AOCI as of September 30, 2025.
Other Derivatives
The Company uses forward currency exchange contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of September 30, 2025, the Company had notional amounts for continuing and discontinued operations of $190 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to the Mexican Peso, Indian Rupee, Brazilian Real, Hong Kong Dollar, Korean Won, Japanese Yen and the Chinese Yuan. In addition, the Company had notional amounts for continuing operations of $143 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Złoty, U.S. Dollar, Danish Krone and Norwegian Krone.
6.     GOODWILL AND OTHER INTANGIBLE ASSETS
The Company tests goodwill and indefinite-lived intangible assets for impairment during the fourth quarter of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.
Goodwill
The changes in the net carrying value of goodwill by segment are as follows:

(In millions)	Roofing	Insulation	Doors	Total
Gross carrying amount at December 31, 2024	$654	$1,549	$1,478	$3,681
Foreign currency translation	7	67	11	85
Purchase price allocation adjustments	—	—	23	23
Gross carrying amount at September 30, 2025	661	1,616	1,512	3,789

Accumulated impairment losses at December 31, 2024	—	(936)	—	(936)
Impairment charge	—	—	(780)	(780)
Foreign currency translation	—	(44)	—	(44)
Accumulated impairment losses at September 30, 2025	—	(980)	(780)	(1,760)

Balance, net of impairment, at September 30, 2025	$661	$636	$732	$2,029

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
Prior to reorganizing the reportable segments and integrating portions of the former Composites reportable segment, but after allocating Goodwill to discontinued operations, the Company tested the Goodwill for the Roofing, Insulation and Composites reporting units. As a result of this test, we determined that no impairment existed for any of the reporting units and that the business enterprise value for the Roofing, Insulation and Composites reporting units substantially exceeded their carrying values. The remaining Composites Goodwill, after the allocation of Goodwill to discontinued operations, of $325 million was allocated between the Roofing and Insulation reporting units based on the relative fair values of the portions of the Composites business, which were integrated based on the discounted cash flows of each.
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
Third Quarter Goodwill Triggering Event
In the third quarter of 2025, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of our reporting units below their carrying values. The narrow cushion on the Doors reporting unit, due to its recent acquisition, and the continuation of the previously disclosed macroeconomic uncertainty including softness in North America discretionary residential repair and remodeling activity and near-term challenges in North America residential new construction, triggered the Company to perform an interim goodwill impairment test as of September 30, 2025. The fair value of the reporting unit was determined based on a combination of the discounted cash flow analysis, or income approach, as well as the Guideline Public Company Method, or a market approach, based on market multiples of comparable companies.
Based on the results of this testing, the Company recorded a $780 million pre-tax non-cash impairment charge, equal to the excess of the Doors reporting unit's carrying value over its fair value, in the third quarter of 2025. This charge was recorded in Goodwill impairment charge on the Consolidated Statements of Earnings, and was included in the Corporate, Other and Eliminations reporting category. The reduction in fair value for the Doors reporting unit, and corresponding impairment charge, was primarily driven by a decrease in near-term revenue, including 2026, as a result of the macroeconomic uncertainty.
The most significant assumptions used in the fair value analysis were base year revenue, revenue growth rate, long-term growth rate, adjusted EBITDA margins, discount rate and market multiples under the market approach.
The remaining balance of goodwill for the Doors reporting unit of $732 million as of September 30, 2025 continues to be at risk for future impairment. Continued uncertainty surrounding the macroeconomic factors impacting this reporting unit or changes in the significant assumptions mentioned above, could increase the likelihood of an additional future impairment.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Other Intangible Assets
Other intangible assets consist of the following:

	September 30, 2025			December 31, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trademarks and trade names	$1,237	$—	$1,237	$1,225	$—	$1,225
Amortizable intangible assets
Customer relationships	1,547	(406)	1,141	1,570	(367)	1,203
Technology	386	(232)	154	373	(199)	174
Trademarks and trade names	31	(6)	25	31	(4)	27
Other (a)	54	(2)	52	52	(1)	51
Total other intangible assets	$3,255	$(646)	$2,609	$3,251	$(571)	$2,680
(a) Other primarily includes emissions rights.
Indefinite-Lived Intangible Assets
There are two indefinite-lived intangible assets that are at an increased risk of impairment, which are used by our Insulation segment and our Doors segment.
In the fourth quarter of 2022, an indefinite-lived tradename used by our Insulation segment was partially impaired. A change in the estimated long-term revenue growth rate or discount rate for our Insulation segment could increase the likelihood of a future impairment.
In the third quarter of 2025, we performed an interim impairment test for an indefinite-lived tradename used by our Doors segment, based on the macroeconomic conditions that precipitated the interim goodwill impairment test described above. As a result of this test, we determined that no impairment existed for the tradename.
Fair value used in testing for potential impairment of our tradename was calculated using the relief-from-royalty method by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize that asset. The assumed cash flows from this calculation are discounted at a rate based on a market participant discount rate. None of the assumptions were deemed to be significant.
The following table presents the carrying values of these assets as of September 30, 2025:

(In millions)	September 30, 2025
European building and technical insulation trade name	$96
Doors trade name	$195
Definite-Lived Intangible Assets
The Company amortizes the cost of other intangible assets over their estimated useful lives which, individually, range up to 25 years. The Company’s future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets.
Amortization expense for intangible assets for the three and nine months ended September 30, 2025 was $37 million and $114 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2024 was $42 million and $97 million, respectively. Amortization expense for intangible assets is estimated to be $34 million for the remainder of 2025.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated amortization expense for intangible assets for the next five fiscal years ended December 31 is as follows:

(In millions)	Amortization
2026	$135
2027	$126
2028	$125
2029	$111
2030	$102
7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(In millions)	September 30, 2025	December 31, 2024
Land	$186	$178
Buildings and leasehold improvements	1,394	1,238
Machinery and equipment	5,318	4,876
Construction in progress	483	564
Property, plant and equipment, gross	7,381	6,856
Accumulated depreciation	(3,387)	(3,038)
Property, plant and equipment, net	$3,994	$3,818
Machinery and equipment include certain precious metals used in our production tooling, which comprise approximately 4% of total machinery and equipment as of September 30, 2025 and December 31, 2024. Precious metals used in our production tooling are depleted as they are consumed during the production process, depletion expense is included in Cost of Sales on the Company's Consolidated Statements of Earnings.
Our production tooling needs are changing due to the announced sale of our GR business. As a result, the Company sold certain precious metals resulting in no gains for the three months ended September 30, 2025 and gains of $10 million for the nine months ended September 30, 2025. These gains are included in Other expense, net on the Consolidated Statements of Earnings and are reflected in the Corporate, Other and Eliminations reporting category. The cash proceeds from the sales are included in Net cash flow used for investing activities in the Consolidated Statements of Cash Flow.
We also exchanged certain precious metals used in production tooling for certain other precious metals to be used in production tooling. During the three and nine months ended September 30, 2025, these non-cash exchanges resulted in a net increase to Machinery and equipment of $14 million and $25 million, as well as gains totaling $14 million and $25 million, respectively. These gains are included in Other expense, net on the Consolidated Statements of Earnings and are reflected in the Corporate, Other and Eliminations reporting category.
During the third quarter of 2025, the Company determined that a certain asset group within our Doors reportable segment should be tested for recoverability, primarily as a result of the goodwill triggering event for our Doors reporting unit. Recoverability of the long-lived assets was measured by comparing the carrying amount of the asset group to the future net undiscounted cash flows expected to be generated by the asset group. This comparison determined that the asset group was recoverable. None of the assumptions were deemed to be significant.
8.    ACQUISITIONS
On February 8, 2024, the Company entered into an Arrangement Agreement (the "Arrangement Agreement") with Masonite, pursuant to which the Company agreed to acquire all of the issued and outstanding common shares of Masonite at a purchase price of $133.00 per share. On May 15, 2024, as determined by the Arrangement Agreement, the Company completed the acquisition of 100% of the issued and outstanding shares of Masonite for $133.00 per share in cash, without interest for a total purchase price of $3.2 billion. The acquisition was funded primarily with debt proceeds of $2.8 billion and cash on hand. Please refer to the discussion under "364-Day Credit Facility" in Note 12 of the Consolidated Financial Statements for further information.

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
Masonite's operating results and purchase price allocation have been included in the Company's Doors reportable segment from May 15, 2024, the effective date of the Arrangement, within the Consolidated Financial Statements. Doors contributed revenues of $1,639 million and earnings of $14 million to the Company for the nine months ended September 30, 2025. During the nine months ended September 30, 2024 Doors contributed revenues of $884 million and earnings of $54 million. Please refer to Note 3 of the Consolidated Financial Statements for further information.
During the three and nine months ended September 30, 2025, the Company incurred no transaction costs. During the three and nine months ended September 30, 2024, the Company incurred $2 million and $49 million of transaction costs, respectively. During the three and nine months ended September 30, 2025, the Company incurred $9 million and $15 million of integration costs, respectively, related to its acquisition of Masonite. During the three and nine months ended September 30, 2024, the Company incurred $53 million and $74 million of integration costs, respectively, related to its acquisition of Masonite. These expenses are included in Other expense, net on the Company's Consolidated Statements of Earnings.
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
(a)    Represents the Masonite stock awards that converted into Owens Corning equity awards upon completion of the acquisition of Masonite, based on awards outstanding at May 15, 2024. Masonite equity awards include awards issued under various stock incentive plans of Masonite.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company has applied the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations, and recognized assets acquired and liabilities assumed at their fair values as of the effective date of the Arrangement, with the excess purchase consideration recorded to goodwill. The Company continued to obtain information to complete its valuation of certain assets and liabilities, during the twelve month period subsequent to the close of the transaction. During this time, the Company recorded measurement period adjustments to the purchase price allocation. The Company finalized the valuation of the assets acquired and liabilities assumed as of May 15, 2025.
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
Receivables
The fair value of receivables acquired was $330 million, with a gross contractual amount of $331 million. The Company expects $1 million to be uncollectible.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Property, Plant and Equipment
The fair value of property, plant and equipment of $858 million was determined using cost and market approaches. The cost approach reflects the amount that would be required to replace the asset to service capacity, this approach was used where there was historical data available. Where there was not historical data available the market approach was used, this approach reflects recent sales of identical or comparable assets.
Intangible Assets
The fair value of acquired intangible assets was $1.4 billion. During the preliminary period, the Company reduced the value of acquired intangibles by $221 million, as we continued to obtain information used to determine the fair value. There were no material impacts to the Consolidated Statements of Earnings as a result of this adjustment. The fair value of customer relationships was determined using the multi-period excess earnings method. Key assumptions under this method are the revenue growth rate, adjusted EBITDA margin (including the adjusted terminal EBITDA margin), customer attrition rate, discount rate, tax rate and contributory asset charges. The fair value of trade names were determined using the relief from royalty method. Key assumptions under this method are future cash flow estimates, royalty rate and discount rate.

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
Pro Forma Financial Information from Continuing Operations
The following table summarizes, on an unaudited pro forma basis, the combined results of operations from continuing operations of the Company for the nine months ended September 30, 2024, assuming the acquisition had occurred on January 1, 2023.

Nine Months Ended September 30,
(In millions)	2024
Pro Forma net sales from continuing operations	$8,177
Pro Forma net earnings from continuing operations attributable to Owens Corning	$927

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Significant adjustments to the pro forma financial information are as follows:
1.Net sales were decreased by $119 million for the nine months ended September 30, 2024, to remove the sales of the Architectural segment that was sold by Masonite prior to the close of the Arrangement.
2.Net earnings were increased by $56 million for the nine months ended September 30, 2024, to remove transaction costs incurred by Masonite.
3.Net earnings were increased by $49 million for the nine months ended September 30, 2024, to move transaction costs incurred by the Company to the beginning of the comparative period.
4.Net earnings were decreased by $49 million for the nine months ended September 30, 2024, to reflect the interest expense, discount amortization, and capitalized financing cost amortization for the 2027, 2034 and 2054 senior notes that were issued to pay off the 364-Day Credit Facility.
5.Net earnings were decreased by $91 million for the nine months ended September 30, 2024, to give effect to the tax impact of pro forma adjustments.
The pro forma financial information does not reflect any anticipated synergies or dis-synergies, operating efficiencies or cost savings that may result from the Arrangement and integration costs that may be incurred.
9.    DIVESTITURES
On November 4, 2024, the Company entered into a related party agreement to sell its building materials business in China and Korea to a member of the business' management team. The disposal further aligns with the strategy to reshape the Company to focus on residential and commercial building products in North America and Europe. The transaction included six insulation manufacturing facilities in China and a roofing manufacturing facility in Korea. The building materials business, within the Insulation segment, represented annual revenues of approximately $130 million. The Company completed the transaction in July 2025 and is in the process of finalizing certain related transfers, which are expected to be completed by the end of the first quarter of fiscal year 2026.
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
During the three and nine months ended September 30, 2025, the Company incurred an additional loss of $2 million and $28 million, respectively, as a result of closing the sale, amendments to the related party agreement and changes in working capital. This loss is included within Loss on sale of business on the Consolidated Statements of Earnings.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of the Consolidated Financial Statements within the 2024 Form 10-K for information about our separately-priced extended warranty contracts. A reconciliation of the warranty liability is as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024
Beginning balance	$99	$97
Amounts accrued for current year	20	15
Acquired obligations	—	4
Settlements of warranty claims	(24)	(17)
Ending balance	$95	$99
11.    RESTRUCTURING
The Company may incur restructuring, and other exit costs in connection with its global cost reduction, product line and productivity initiatives and the Company’s growth strategy.
Roofing Integration Restructuring
In September 2025, the Company took actions to reduce costs in its Roofing segment, primarily through relocation of its lumber facility. These actions are expected to result in cumulative charges of approximately $22 million, primarily related to accelerated depreciation, asset write-offs, and other exit costs. During the first nine months of 2025, the Company recorded $7 million of charges, including non-cash charges of $6 million related to other exit costs and accelerated depreciation and $1 million of cash charges primarily related to severance.
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
Following the signing of the agreement, the Company took actions to reduce headcount and implement cost savings initiatives. These actions are expected to result in cumulative costs of approximately $15 million, primarily related to severance and other exit costs. During the first nine months of 2025, the Company recorded $2 million of income primarily related to a reduction in severance. The Company does not expect to recognize significant incremental costs related to these actions.
Acquisition-Related Restructuring
Following the acquisition of Masonite, within the Company's Doors segment, the Company took actions to realize expected synergies from the newly acquired operations. In June 2025, the Company announced the closure of the Prineville, Oregon facility. In the third quarter of 2025, the Company announced the closure of the Greenville, Texas facility.
In connection with the Prineville closure, the Company estimates it will incur cash charges of approximately $12 million, primarily related to contract termination costs, severance and other exit costs, and non-cash charges of approximately $30 million, primarily related to accelerated depreciation and write-offs of inventory.
In connection with the Greenville closure, the Company estimates it will incur cash charges of approximately $7 million, primarily related to severance and other exit costs, and non-cash charges of approximately $10 million, primarily related to accelerated depreciation.
The Company is continuing to review synergies as a result of this acquisition and expects to incur a material amount of incremental costs throughout 2025 and into future years.
During the first nine months of 2025, the Company recorded $37 million of charges, including non-cash charges of $24 million related to accelerated depreciation and $13 million of cash charges primarily related to severance.

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
During the first nine months of 2025, the Company incurred charges of $5 million primarily related to severance. The Company does not expect to recognize significant incremental costs related to these actions.
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
During the first nine months of 2025, the Company did not incur any charges relating to this project. The Company does not expect to incur any future charges.
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
During the first nine months of 2025, the Company did not incur any charges relating to this project. The Company does not expect to incur any future charges.
European Operating Structure Optimization
In March 2023, the Company took actions to optimize the operating structure of its segments across Europe to increase its competitiveness. These actions are expected to result in cumulative costs of approximately $20 million, primarily related to severance and other exit costs. During the first nine months of 2025, the Company recorded $3 million of income primarily related to a reduction in severance. The Company does not expect to recognize significant incremental costs related to these actions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Consolidated Statements of (Loss) Earnings From Continuing Operations Classification
The following table presents the impact and respective location of total restructuring on the Consolidated Statements of Earnings From Continuing Operations, which are included within Corporate, Other and Eliminations:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Location	2025	2024	2025	2024
Accelerated depreciation	Cost of sales	$(16)	$(1)	$(25)	$(8)
Other exit costs	Cost of sales	(6)	(1)	(7)	(6)
Other exit costs	Marketing and administrative expenses	—	—	(1)	(1)
Severance	Other expense, net	(1)	1	(10)	(47)
Other exit costs	Other expense, net	—	—	(1)	—
Total restructuring costs		$(23)	$(1)	$(44)	$(62)
Summary of Unpaid Liabilities
The following table summarizes the status of the unpaid liabilities from the Company’s restructuring activities:

	September 30, 2025
(In millions)	Roofing Integration Restructuring	Acquisition-related Restructuring	Building Materials Business Sale	Global Composites Restructuring	Protective Packaging Exit	Wabash Facility Closure	European Operating Structure Optimization
Balance at December 31, 2024	$—	$3	$6	$14	$—	$—	$5
Restructuring costs	7	37	(2)	5	—	—	(3)
Payments	—	(10)	(3)	(7)	—	—	(2)
Accelerated depreciation and other non-cash items	(6)	(24)	—	—	—	—	—
Balance at September 30, 2025	$1	$6	$1	$12	$—	$—	$—
Cumulative charges incurred	$7	$109	$3	$43	$83	$33	$12
As of September 30, 2025, the remaining liability balance was comprised of $20 million related to severance, which the Company expects to pay over the next twelve months.

	September 30, 2024
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12.    DEBT
Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows:

	September 30, 2025		December 31, 2024
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.400% senior notes, net of discount and financing fees, due 2026	$399	99%	$399	98%
5.500% senior notes, net of discount and financing fees, due 2027	498	102%	497	102%
5.375% senior notes, net of discount and financing fees, due 2028	—	—%	29	99%
3.950% senior notes, net of discount and financing fees, due 2029	448	99%	447	95%
3.500% senior notes, net of discount and financing fees, due 2030	2	90%	2	89%
3.500% senior notes, net of discount and financing fees, due 2030	342	97%	338	93%
3.875% senior notes, net of discount and financing fees, due 2030	298	98%	298	94%
5.700% senior notes, net of discount and financing fees, due 2034	791	105%	790	102%
7.000% senior notes, net of discount and financing fees, due 2036	369	115%	369	112%
4.300% senior notes, net of discount and financing fees, due 2047	590	83%	589	80%
4.400% senior notes, net of discount and financing fees, due 2048	391	83%	391	80%
5.950% senior notes, net of discount and financing fees, due 2054	683	103%	683	99%
Various finance leases, due through 2050 (a)	303	100%	267	100%
Total long-term debt	5,114	N/A	5,099	N/A
Less – current portion of senior notes	399	99%	—	—%
Less – current portion of finance leases and other (a)	37	100%	32	100%
Long-term debt, net of current portion	$4,678	N/A	$5,067	N/A
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
The Company issued $400 million of 2026 senior notes on August 8, 2016. Interest on the notes is payable semiannually in arrears on February 15 and August 15 each year, beginning on February 15, 2017. A portion of the proceeds from these notes was used to redeem $158 million of our 2016 senior notes. The remaining proceeds were used to pay down portions of our Receivables Securitization Facility and for general corporate purposes. As of September 30, 2025, the $399 million outstanding balance related to the 2026 senior notes was recorded in Long-term debt – current portion on the Consolidated Balance Sheets.
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
Collectively, the Company's senior notes above, other than the Masonite 2028 notes or the Masonite 2030 notes, are referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2025.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Company was in compliance with these covenants as of September 30, 2025.
During the first quarter of 2025, the Company borrowed $30 million under the Senior Revolving Credit Facility, which was subsequently repaid with proceeds from the issuance of CP Notes (as defined below). The Company had no borrowings outstanding and $1.5 billion available under the Senior Revolving Credit Facility as of September 30, 2025.

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
Commercial Paper
On March 5, 2025, the Company established a $1.5 billion commercial paper program ("CP Program") for the issuance of unsecured commercial paper notes (the “CP Notes”) with maturities ranging up to 397 days from the date of issuance. The CP Notes may not be voluntarily prepaid or redeemed by the Company prior to maturity and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The proceeds from the CP Notes will be used to finance the Company’s short-term liquidity needs and other general corporate purposes. The Senior Revolving Credit Facility is designated to be a liquidity backstop for the CP Notes outstanding under the CP Program. We do not intend to have outstanding borrowings under the CP Program in excess of available capacity under our Senior Revolving Credit Facility. As of September 30, 2025, there were $40 million of CP Notes outstanding under the CP Program with a weighted average interest rate and weighted average maturity period of 4.25% and 12 days, respectively. The CP Notes are reported net of any discount and are included within Short-term debt on the Company's Consolidated Balance Sheets.
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
During the second quarter of 2023, the Company’s subsidiary, Paroc Group OY (“Paroc”), which the Company acquired in 2018, notified the appropriate European maritime regulatory authorities that specific products in its marine insulation product line may not meet certain fire safety requirements in accordance with their certifications. Paroc voluntarily withdrew these specific products from the market, issued recalls, and suspended distribution and sales of these products (the “Recalled Products”). Paroc continues to cooperate with the applicable regulatory and government authorities and work with its customers and end-users to assist with remediation for the recall. The Company has included an estimated liability for expected future costs related to the Recalled Products on its Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. The estimated liability is primarily based on claims received, as well as assumptions related to the estimated costs of the remedy for the Recalled Products. At this time, we cannot estimate a range of loss for any additional costs related to the Recalled Products that exceed the current estimated liability. We reevaluate these assumptions each period and the related liability may be adjusted when factors indicate that the liability is either not sufficient to cover or exceeds the estimated costs related to the Recalled Products. Based on the factors currently known, we believe the appropriate liability has been established at this time. It is reasonably possible that additional costs related to the Recalled Products could be incurred that exceed the estimated liability by amounts that could be material to our Consolidated Financial Statements.
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
Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of September 30, 2025, the Company was involved with a total of 25 sites worldwide, including 10 Superfund and state or country equivalent sites and 15 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.
Remediation activities generally involve a potential range of activities and costs related to soil, groundwater and sediment contamination. This can include pre-cleanup activities such as fact-finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action and changes in remediation technology. Taking these factors into account, Owens Corning reasonably estimates the costs of remediation to be paid over a period of years. The Company accrues an amount on an undiscounted basis, when a liability is probable and reasonably estimable. Actual cost may differ from these estimates for the reasons mentioned above. At

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
September 30, 2025, the Company had an accrual totaling $3 million for these costs, of which the current portion is $1 million. Changes in required remediation procedures or timing of those procedures, or discovery of contamination at additional sites, could result in material increases to the Company’s environmental obligations.
14.    STOCK COMPENSATION
Description of the Plan
On April 20, 2023, the Company’s stockholders approved the Owens Corning 2023 Stock Plan (the “2023 Stock Plan”), which authorizes grants of stock options, stock appreciation rights, stock awards (including restricted stock awards, restricted stock units and bonus stock awards), performance share awards and performance share units. At September 30, 2025, the number of shares remaining available under the 2023 Stock Plan for all stock awards was 2.6 million.
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
Total Stock-Based Compensation Expense
Stock-based compensation expense included in both Marketing and administrative expenses and Net earnings/(loss) from discontinued operations attributable to Owens Corning, net of tax in the accompanying Consolidated Statements of Earnings is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Total stock-based compensation expense from continuing operations	$14	$20	$50	$70
Total stock-based compensation expense from discontinued operations	1	1	4	4
Total stock-based compensation expense	$15	$21	$54	$74
Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) under its stockholder-approved stock plans. Generally, all outstanding RSUs will fully settle in stock. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three to four years. The 2023 Stock Plan allows alternate vesting schedules for death, disability and retirement. The weighted-average grant date fair value of RSUs granted under the 2023 Stock Plan in 2025 was $170.89.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The fair value of the Owens Corning RSUs issued for Masonite outstanding equity awards was $85 million as of the date of acquisition, of which $35 million was related to pre-combination expense and was included in the purchase price. The remaining portion of $50 million relates to post-combination expense, of which $26 million was accelerated as of September 30, 2025. As of September 30, 2025, the future unrecognized expense related to the converted outstanding RSUs was approximately $6 million which will be recognized over the remaining service period of approximately 1.17 years. Please refer to Notes 8 and 11 of the Consolidated Financial Statements for further information. Future equity-based awards to Company employees who were former Masonite employees may be granted from the remaining available shares under the Masonite Stock Plan. At September 30, 2025, the number of shares remaining available under the Masonite Stock Plan was 0.6 million shares of Owens Corning common stock.
The following table summarizes the Company’s RSU activity:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2024	1,249,146	$107.31
Granted	305,753	170.89
Vested	(432,800)	112.39
Forfeited	(75,903)	141.76
Balance at September 30, 2025	1,046,196	$121.28
As of September 30, 2025, there was $56 million of total unrecognized compensation cost related to RSUs. This total includes $6 million of unrecognized compensation related to converted Masonite equity awards. The remaining $50 million of unrecognized compensation cost is related to RSUs granted under both the Owens Corning Stock Plans and Masonite Stock Plan. That cost is expected to be recognized over a weighted-average period of 1.83 years. The total grant date fair value of shares vested during the nine months ended September 30, 2025 and 2024 was $49 million and $73 million, respectively.
Performance Share Units
The Company has granted performance share units (“PSUs”) as a part of its long-term incentive plan. All outstanding PSUs will fully settle in stock. The amount of shares ultimately distributed from all PSUs is contingent on meeting internal company-based metrics or an external-based stock performance metric.
In the nine months ended September 30, 2025, the Company granted both internal Company-based and external-based metric PSUs.
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

	Nine Months Ended September 30,
	2025	2024
Expected volatility	32.78%	33.88%
Risk free interest rate	4.14%	3.94%
Expected term (in years)	2.90	2.91
Grant date fair value of units granted	$221.54	$195.95
The risk-free interest rate was based on zero-coupon United States Treasury STRIPS at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of September 30, 2025, there was $21 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.83 years.
The following table summarizes the Company’s PSU activity:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	219,075	$117.23
Granted	120,321	188.47
Vested	—	—
Forfeited	(55,338)	155.49
Balance at September 30, 2025	284,058	$147.55
Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (“ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six-month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company’s stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan, which increased the number of shares available for issuance under the plan by 4.2 million shares. As of September 30, 2025, 2.9 million shares remain available for purchase.
Included in total stock-based compensation expense is $2 million and $7 million of expense related to the Company’s ESPP recognized during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the Company recognized expense of $2 million and $6 million, respectively, related to the Company’s ESPP. As of September 30, 2025, there was $1 million of total unrecognized compensation cost related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
15.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net (loss) earnings from continuing operations attributable to Owens Corning	$(495)	$287	$94	$821
Net earnings (loss) from discontinued operations attributable to Owens Corning, net of tax	1	34	(318)	84
NET (LOSS) EARNINGS ATTRIBUTABLE TO OWENS CORNING	$(494)	$321	$(224)	$905
Weighted-average number of shares outstanding used for basic earnings per share	83.4	87.0	84.7	87.2
Unvested restricted stock units and performance share units	—	0.9	0.6	0.8
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	83.4	87.9	85.3	88.0
(Loss) Earnings per common share attributable to Owens Corning common stockholders:
Basic - continuing operations	$(5.93)	$3.30	$1.11	$9.42
Basic - discontinued operations	$0.01	$0.39	$(3.75)	$0.96
Basic	$(5.92)	$3.69	$(2.64)	$10.38

Diluted - continuing operations	$(5.93)	$3.26	$1.10	$9.33
Diluted - discontinued operations	$0.01	$0.39	$(3.73)	$0.95
Diluted	$(5.92)	$3.65	$(2.63)	$10.28
For the three and nine months ended September 30, 2025 and September 30, 2024, there were no unvested RSUs or PSUs that had an anti-dilutive effect on earnings per share.
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
The Company repurchased 3.8 million shares of its common stock for $545 million, inclusive of applicable taxes, during the nine months ended September 30, 2025, under the Repurchase Authorizations. As of September 30, 2025, 14.6 million shares remain available for repurchase under the Repurchase Authorizations.
The Company repurchased 2.1 million shares of its common stock for $332 million, inclusive of applicable taxes, during the nine months ended September 30, 2024.
16.    INCOME TAXES
The following table provides the Income tax expense and effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except effective tax rate)	2025	2024	2025	2024
Income tax expense	$102	$118	$300	$302
Effective tax rate	-26%	29%	77%	27%

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2025 is primarily due to U.S. state and local income tax expense, foreign rate differential and non-deductible goodwill impairment.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2024 is primarily due to U.S. state and local income tax expense, foreign rate differential and U.S. federal taxes on foreign earnings. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2024 is primarily due to U.S. state and local income tax expense and foreign rate differential.
On July 4, 2025, the One Big Beautiful Bill ("OBBB") Act, which includes a broad range of tax reform provisions, was signed into law in the United States. The OBBB Act does not have a material impact on our estimated annual effective tax rate in 2025.
17.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT
The following table summarizes the changes in accumulated other comprehensive income (deficit):

	Three Months Ended September 30,		Nine Months Ended September 30,

(In millions)	2025	2024	2025	2024
Currency Translation Adjustment
Beginning balance	$(280)	$(421)	$(534)	$(318)
(Loss) gain on foreign currency translation	(5)	69	249	(34)
Other comprehensive (loss) income, net of tax	(5)	69	249	(34)
Ending balance	$(285)	$(352)	$(285)	$(352)
Pension and Other Postretirement Adjustment
Beginning balance	$(189)	$(197)	$(181)	$(196)
Amounts reclassified from AOCI to net earnings, net of tax (a)	—	—	(1)	(1)
Amounts classified into AOCI, net of tax	1	(4)	(6)	(4)
Other comprehensive income (loss), net of tax	1	(4)	(7)	(5)
Ending balance	$(188)	$(201)	$(188)	$(201)
Hedging Adjustment
Beginning balance	$19	$21	$24	$11
Amounts reclassified from AOCI to net earnings, net of tax (b)	—	2	(2)	12
Amounts classified into AOCI, net of tax	(1)	(1)	(4)	(1)
Other comprehensive (loss) income, net of tax	(1)	1	(6)	11
Ending balance	$18	$22	$18	$22
Total AOCI ending balance	$(455)	$(531)	$(455)	$(531)
(a)These AOCI components are included in the computation of total Pension and Other postretirement expense and are recorded in Non-operating expense (income).
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
EXECUTIVE OVERVIEW
Net (loss) earnings from continuing operations attributable to Owens Corning were $(495) million in the third quarter of 2025, compared to $287 million in the same period of 2024. The Company generated $638 million in adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) from continuing operations for the third quarter of 2025, compared to $705 million in the same period of 2024. See the Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization From Continuing Operations section of the MD&A for further information regarding Adjusted EBITDA from continuing operations, including the reconciliation to net (loss) earnings from continuing operations attributable to Owens Corning. Third quarter of 2025 segment earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance in our Roofing segment compared to the same period of 2024 increased $4 million, while our Insulation segment decreased $36 million. Third quarter of 2025 EBITDA for our Doors segment decreased $33 million when compared to the same period of 2024. Within our Corporate, Other and Eliminations category, General corporate expense and other increased by $2 million.
Goodwill Impairment
In the third quarter of 2025, the Company conducted an interim goodwill impairment test for the Doors reporting unit due to a narrow valuation cushion and heightened macroeconomic uncertainty, using both income and market approaches. As a result, a $780 million non-cash impairment charge was recorded, which was equal to the excess of the reporting unit's carrying value over its fair value. The remaining goodwill for this reporting unit remains at risk for future impairment if economic conditions or key assumptions deteriorate.
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
Glass Reinforcements Divestiture
On February 13, 2025, the Company entered into a definitive agreement ("GR Agreement") for the sale of our global glass reinforcements (“GR”) business for a purchase price of approximately $436 million, less costs to sell. As of September 30, 2025, the estimated purchase price was $498 million, net of cash, and less costs to sell. The change since signing is due to the changes in customary and transaction-specific price adjustments which are subject to further changes through the date of the final closing adjustments. The GR business, historically part of the Company’s Composites segment, manufactures, fabricates, and sells glass fiber reinforcements for a wide variety of applications in wind energy, infrastructure, industrial, transportation and consumer markets. The sale will complete Owens Corning’s review of strategic alternatives for the business, as previously announced on February 9, 2024, and aligns with our strategy to reshape the Company to focus on building products in North America and Europe. The transaction is expected to close in 2025 and is subject to customary regulatory approvals and other conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The transaction represents a strategic shift that has a major effect on the Company's operations and financial results. Effective January 1, 2025, the GR business’ financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented. In the three and nine months ended September 30, 2025, net earnings (loss) from discontinued operations attributable to Owens Corning was $1 million of earnings and $318 million of loss, respectively, on the Consolidated Statements of Earnings, primarily related to the loss recognized upon the classification of the GR business into discontinued operations. The loss on discontinued operations was determined by comparing the carrying value of the discontinued operation to the fair value of the business, as derived from the signed GR Agreement, less estimated costs to sell.
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
After allocating Goodwill to the discontinued operation, the Company compared the carrying value of the discontinued operation to the fair value of the discontinued operation, defined as the sale price less estimated selling costs. During the three and nine months ended September 30, 2025, the Company incurred a pre-tax loss on classification as discontinued operations of $28 million and $409 million, respectively.
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
RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net sales	$2,684	$2,763	$7,961	$7,277
Gross margin	$757	$851	$2,340	$2,292
% of net sales	28%	31%	29%	31%
Marketing and administrative expenses	$240	$258	$764	$677
Goodwill impairment charge	$780	$—	$780	$—
Other expense, net	$23	$89	$72	$258
(Loss) earnings from continuing operations before interest and taxes	$(328)	$472	$584	$1,267
Interest expense, net	$65	$69	$192	$148
Income tax expense	$102	$118	$300	$302
Net (loss) earnings from continuing operations attributable to Owens Corning	$(495)	$287	$94	$821
Net earnings (loss) from discontinued operations attributable to Owens Corning	$1	$34	$(318)	$84
Net (loss) earnings attributable to Owens Corning	$(494)	$321	$(224)	$905

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
In the third quarter and year-to-date 2025, net sales decreased $79 million and increased $684 million, respectively, compared to the same periods in 2024. For the third quarter, the decrease was primarily driven by lower volumes in our Insulation and Doors segments and the unfavorable impact from the divestiture of our building materials business in China and Korea, while positive pricing from our Roofing segment provided a partial offset. For year-to-date 2025, the increase was primarily driven by the revenues from our Doors segment as a result of the Masonite acquisition and higher selling prices for our Roofing and Insulation segments, which were partially offset by lower sales volumes for our Insulation and Roofing segments.
GROSS MARGIN
In the third quarter and year-to-date 2025, gross margin decreased $94 million and increased $48 million, respectively, compared to the same periods in 2024. For the third quarter, the decrease was primarily driven by lower volumes for our Insulation and Doors segments. For year-to-date 2025, the increase was primarily driven by the margins from our Doors segment as a result of the Masonite acquisition and higher selling prices, which were partially offset by lower sales volumes.
MARKETING AND ADMINISTRATIVE EXPENSES
In the third quarter and year-to-date 2025, marketing and administrative expenses decreased $18 million and increased $87 million, respectively, compared to the same periods in 2024. For the third quarter, the decrease was driven by lower variable compensation, including reduced bonus accruals, and cost synergies from the acquisition of the Doors segment. For year-to-date 2025, the increase was primarily driven by the addition of the Doors segment's selling, general, and administrative expenses, along with inflation throughout the rest of the organization.
GOODWILL IMPAIRMENT CHARGE
In the third quarter of 2025, the Company recorded a non-cash impairment charge of $780 million related to the Doors reporting unit, which was equal to the excess of the reporting unit's carrying value over its fair value.
OTHER EXPENSE, NET
In the third quarter and year-to-date 2025, other expenses decreased $66 million and decreased $186 million, respectively, compared to the same periods in 2024. For the third quarter, the decrease was primarily driven by lower Masonite acquisition-related integration costs and GR strategic review-related costs. For year-to-date 2025, the decrease was primarily driven by lower acquisition-related, strategic review-related and restructuring costs, offset by higher gains on sale of certain precious metals.
INTEREST EXPENSE, NET
In the third quarter and year-to-date 2025, interest expense, net, decreased $4 million and increased $44 million, respectively, compared to the same periods in 2024. For year-to-date 2025, the increase was driven by interest on the higher long-term debt balances and lower interest income due to lower cash balances.
INCOME TAX EXPENSE
Income tax expense for the three and nine months ended September 30, 2025 was $102 million and $300 million, respectively. For the third quarter of 2025 and the nine months ended September 30, 2025, the Company’s effective tax rate was (26%) and 77%, respectively. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2025 is primarily due to U.S. state and local income tax expense, foreign rate differential and non-deductible goodwill impairment.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Income tax expense for the three and nine months ended September 30, 2024 was $118 million and $302 million, respectively. For the third quarter of 2024 and the nine months ended September 30, 2024, the Company's effective tax rate was 29% and 27%, respectively. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2024 is primarily due to U.S. state and local income tax expense, foreign rate differential and U.S. federal taxes on foreign earnings. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the nine months ended September 30, 2024 is primarily due to U.S. state and local income tax expense and foreign rate differential.
Restructuring Costs
The Company has incurred restructuring and other exit costs in connection with its global cost reduction, product line and productivity initiatives. These costs are recorded within Corporate, Other and Eliminations. Please refer to Note 11 of the Consolidated Financial Statements for further information on the nature of these costs.
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of (Loss) Earnings From Continuing Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Location	2025	2024	2025	2024
Accelerated depreciation	Cost of sales	$(16)	$(1)	$(25)	$(8)
Other exit costs	Cost of sales	(6)	(1)	(7)	(6)
Other exit costs	Marketing and administrative expenses	—	—	(1)	(1)
Severance	Other expense, net	(1)	1	(10)	(47)
Other exit costs	Other expense, net	—	—	(1)	—
Total restructuring costs		$(23)	$(1)	$(44)	$(62)
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization From Continuing Operations
Adjusted EBITDA from continuing operations is a non-GAAP measure that excludes certain items that management does not allocate to our segment results because it believes they are not representative of the Company’s ongoing operations. Adjusted EBITDA from continuing operations is used internally by the Company for various purposes, including reporting results of operations to the Board of Directors of the Company, analysis of performance and related employee compensation measures. Although management believes that these adjustments result in a measure that provides a useful representation of our operational performance, the adjusted measure should not be considered in isolation or as a substitute for Net (loss) earnings from continuing operations attributable to Owens Corning as prepared in accordance with accounting principles generally accepted in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Adjusting income (expense) items to EBITDA are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Restructuring excluding depreciation	$(7)	$—	$(19)	$(44)
Loss on sale of business	(2)	—	(28)	—
Impairment of venture investment	—	(13)	—	(13)
Gains on sale of certain precious metals	14	19	35	19
Strategic review-related charges	—	(16)	—	(33)
Paroc marine recall	—	(1)	(2)	(8)
Acquisition-related transaction costs	—	(2)	—	(49)
Acquisition-related integration costs excluding amortization	(9)	(53)	(15)	(74)
Recognition of acquisition inventory fair value step-up	—	(6)	—	(18)
Goodwill impairment charge	(780)	—	(780)	—
Total adjusting items	$(784)	$(72)	$(809)	$(220)
The reconciliation from Net (loss) earnings from continuing operations attributable to Owens Corning to Adjusted EBITDA from continuing operations is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO OWENS CORNING	$(495)	$287	$94	$821
Net loss attributable to non-redeemable and redeemable noncontrolling interests	—	—	(1)	—
NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS	(495)	287	93	821
Equity in net earnings of affiliates	—	2	1	4
Income tax expense	102	118	300	302
(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	(393)	403	392	1,119
Interest expense, net	65	69	192	148
(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	(328)	472	584	1,267
Less: Adjusting items from above	(784)	(72)	(809)	(220)
Depreciation and amortization	182	161	513	411
ADJUSTED EBITDA FROM CONTINUING OPERATIONS	$638	$705	$1,906	$1,898
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Roofing
The table below provides a summary of net sales and EBITDA for the Roofing segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net sales	$1,240	$1,221	$3,663	$3,571
% change from prior year	2%	N/A	3%	N/A
EBITDA	$423	$419	$1,212	$1,194
EBITDA as a % of net sales	34%	34%	33%	33%
NET SALES
In our Roofing segment, net sales in the third quarter of 2025 increased $19 million compared to the same period in 2024. Higher selling prices of $37 million were partially offset by unfavorable mix and lower volumes of less than 1%.
For year-to-date 2025, net sales in our Roofing segment increased $92 million compared to the same period in 2024. Higher selling prices of $125 million were partially offset by lower sales volumes of approximately 1% and slightly unfavorable mix.
EBITDA
In our Roofing segment, EBITDA in the third quarter of 2025 increased $4 million compared to the same period in 2024 due to higher selling prices of $37 million, which were partially offset by input cost inflation of $12 million and unfavorable mix. The remaining variance was driven by higher delivery costs of $6 million, higher selling, general, and administrative expenses and slightly lower volumes.
For year-to-date 2025, EBITDA in our Roofing segment increased $18 million compared to the same period in 2024. Higher selling prices of $125 million more than offset higher manufacturing costs of $31 million, input cost inflation of $27 million and lower volumes. The remaining variance was driven by higher selling, general, and administrative expenses, unfavorable mix, and higher delivery costs of $6 million.
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
Insulation
The table below provides a summary of net sales and EBITDA for the Insulation segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net sales	$941	$1,008	$2,784	$2,939
% change from prior year	-7%	N/A	-5%	N/A
EBITDA	$212	$248	$662	$717
EBITDA as a % of net sales	23%	25%	24%	24%
NET SALES
In our Insulation segment, net sales in the third quarter of 2025 decreased $67 million compared to the same period in 2024. Lower sales volumes of approximately 5% and a $33 million unfavorable impact from the divestiture of our building materials business in China and Korea more than offset $12 million favorable impact of translating sales denominated in foreign currencies into United States dollars, slightly favorable mix, and relatively flat selling prices.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
For year-to-date 2025, net sales in our Insulation segment decreased $155 million compared to the same period in 2024. The decrease was driven primarily by lower sales volumes of approximately 5%, $33 million unfavorable impact from divestiture and unfavorable mix. These items were partially offset by higher selling prices of $36 million and a slightly favorable impact of translating sales denominated in foreign currencies into United States dollars.
EBITDA
In our Insulation segment, EBITDA in the third quarter of 2025 decreased $36 million compared to the same period in 2024. The impact of production downtime of $24 million, lower sales volumes and input cost inflation of $11 million more than offset lower manufacturing costs of $10 million, favorable mix, and relatively flat selling price.
For the year-to-date 2025, EBITDA in our Insulation segment decreased $55 million compared to the same period in 2024. The decrease was driven by lower sales volumes, the impact of production downtime of $36 million, and input cost inflation of $32 million. This was partially offset by higher selling prices of $36 million, lower manufacturing costs of $21 million, and favorable mix.
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
During the third quarter of 2025, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was approximately 1.330 million, a slight increase from an annual average of approximately 1.326 million starts in the third quarter of 2024, which is primarily driven by a change in the weighting of single family and multi-family starts.
The Company expects the new residential construction market in North America to remain challenged in the near-term, driven by an overall weakness in housing starts due to mortgage rates. The global non-residential construction markets are expected to be relatively stable in the near-term. The Company continues to concentrate on driving productivity, managing costs, capital expenditures and working capital as we position ourselves to expand capacity within our existing manufacturing network.
Doors
The table below provides a summary of net sales and EBITDA for the Doors segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net sales	$545	$573	$1,639	$884
% change from prior year	-5%	N/A	85%	N/A
EBITDA	$56	$89	$199	$150
EBITDA as a % of net sales	10%	16%	12%	N/A
NET SALES
In our Doors segment, net sales in the third quarter of 2025 decreased $28 million compared to the same period in 2024 primarily driven by lower volumes of approximately 5% and lower selling prices of $6 million, which was partially offset by favorable mix.
In our Doors segment, net sales year-to-date 2025 increased $755 million compared to the same period in 2024, primarily due to the acquisition of Masonite, which was completed on May 15, 2024.
EBITDA
In our Doors segment, EBITDA in the third quarter of 2025 decreased $33 million compared to the same period in 2024. The decrease is primarily due to higher input cost inflation of $17 million, unfavorable manufacturing performance of $13 million, lower volumes, and lower selling prices of $6 million. This was partially offset by lower selling, general, and administrative costs and favorable mix.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
In our Doors segment, EBITDA year-to-date 2025 increased $49 million compared to the same period in 2024, primarily due to the acquisition of Masonite, which was completed on May 15, 2024.
OUTLOOK
The outlook for the Doors segment is driven by the residential new construction and residential repair and remodeling markets in North America and Europe. The Company expects the North America residential new construction market to remain challenged in the near-term, with discretionary residential repair and remodeling activity in North America remaining soft. Due to a weaker macroeconomic outlook, the Company expects these markets to remain challenged. The Company will concentrate on managing costs, capital expenditures and working capital.
Corporate, Other and Eliminations
The table below provides a summary of EBITDA for the Corporate, Other and Eliminations category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Restructuring excluding depreciation	$(7)	$—	$(19)	$(44)
Loss on sale of business	(2)	—	(28)	—
Impairment of venture investment	—	(13)	—	(13)
Gains on sale of certain precious metals	14	19	35	19
Strategic review-related charges	—	(16)	—	(33)
Paroc marine recall	—	(1)	(2)	(8)
Acquisition-related transaction costs	—	(2)	—	(49)
Acquisition-related integration costs excluding amortization	(9)	(53)	(15)	(74)
Recognition of acquisition inventory fair value step-up	—	(6)	—	(18)
Goodwill impairment charge	(780)	—	(780)	—
General Corporate expense and other	(53)	(51)	(167)	(163)
EBITDA	$(837)	$(123)	$(976)	$(383)
EBITDA
In Corporate, Other and Eliminations, EBITDA expenses for the third quarter and year-to-date 2025 were higher by $714 million and $593 million, respectively, compared to the same period in 2024. For the third quarter and year-to-date, the increase was primarily driven by the goodwill impairment charge related to the Doors segment.
General corporate expense and other for the third quarter of 2025 were higher by $2 million compared to the same period in 2024. For year-to-date, general corporate expense and other were higher by $4 million compared to the same period in 2024.
OUTLOOK
In 2025, we estimate general corporate expenses to be approximately $240 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company’s primary sources of liquidity are its balance of Cash and cash equivalents from continuing operations of $286 million as of September 30, 2025, its commercial paper program ("CP Program") and Senior Revolving Credit Facility (as defined below).
The Company has a $1.5 billion senior revolving credit facility (the “Senior Revolving Credit Facility”) that has been amended from time to time. The Senior Revolving Credit Facility was most recently amended in March 2025 to increase the borrowing limit from $1.0 billion to $1.5 billion and extend the maturity date to March 2030. No other significant terms impacting liquidity were amended.
The agreement governing our Senior Revolving Credit Facility contains various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. We were in compliance with these covenants as of September 30, 2025.
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
Cash Flows
Cash and cash equivalents were $343 million as of September 30, 2025, compared to $499 million as of September 30, 2024. Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of September 30, 2025 and December 31, 2024, the Company had $114 million and $95 million, respectively, in cash and cash equivalents in certain of our foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with Accounting Standards Codification (“ASC”) 740 based on the laws as of enactment of the tax legislation.
Operating activities: Net cash flow provided by operating activities decreased by $20 million for the nine months ended September 30, 2025 compared to the same period in 2024. The decrease was primarily due to higher decreases in accounts payable, partially offset by higher cash earnings and lower increases in accounts receivable when compared to the same period in 2024. For the nine months ended September 30, 2025, there was no depreciation and amortization related to discontinued operations.
Investing activities: Net cash flow used for investing activities decreased by $2,680 million for the nine months ended September 30, 2025 compared to the same period in 2024. The decrease was primarily driven by the Masonite acquisition in the prior year. For the nine months ended September 30, 2025, cash paid for property, plant and equipment related to discontinued operations was $64 million.
Financing activities: Net cash flow used for financing activities increased by $1,684 million for the nine months ended September 30, 2025 compared to the same period in 2024. The increase was primarily driven by higher net proceeds from long-term debt related to the Masonite acquisition and payments related to the tender offer to purchase Masonite senior notes due 2028 in the prior year as well as higher treasury stock repurchases in the current year. These were slightly offset by the issuance of CP Notes.

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
Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2024 Form 10-K for more details on these material cash requirements. During the third quarter of 2025, there have been no material changes to our expected uses of cash and contractual obligations.
Debt
As of September 30, 2025, the Company had $5.2 billion of total debt. The current portion of long-term debt includes $399 million of 3.4% senior notes maturing in the third quarter of 2026. Further discussion of the amount and timing of the future scheduled maturities of our senior notes can be found in Note 12 of the Consolidated Financial Statements. The Company's Short-term debt includes $40 million of CP Notes.
On March 5, 2025, the Company amended its senior revolving credit facility (the “Senior Revolving Credit Facility”) to increase the available principal amount from $1.0 billion to $1.5 billion and to extend the maturity to March 2030. During the first quarter of 2025, the Company borrowed $30 million under the Senior Revolving Credit Facility, which was subsequently repaid with proceeds from the issuance of CP Notes. The Company had no borrowings outstanding and $1.5 billion available under the Senior Revolving Credit Facility as of September 30, 2025.
On March 5, 2025, the Company established a CP Program for the issuance of CP Notes with maturities ranging up to 397 days from the date of issuance. As of September 30, 2025, there were $40 million of CP Notes outstanding under the Program with a weighted average interest rate and weighted average maturity period of 4.25% and 12 days, respectively. We do not intend to have outstanding borrowings under our CP Program in excess of available capacity under our Senior Revolving Credit Facility.
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
Derivatives
Please refer to Note 5 of the Consolidated Financial Statements.
Fair Value Measurement
Please refer to Notes 5, 8, and 12 of the Consolidated Financial Statements.
SAFETY
One of our primary objectives is the safety and well-being of our employees. Working safely is an unconditional, organization-wide expectation at Owens Corning, which we believe directly benefits employees’ lives, improves our manufacturing processes and reduces our costs. The Company maintains comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to severe injuries. One of our primary safety measures is the Recordable Incident Rate (“RIR”) as defined by the United States Bureau of Labor Statistics. For the three months ended September 30, 2025, our RIR including the impact from our Doors segment as a result of the Masonite acquisition, was 0.56, compared to 0.58 as reported in the same period a year ago, which does not include the Doors segment. For the nine months ended September 30, 2025, our RIR including the impact from our Doors segment as a result of the Masonite acquisition, was 0.58, compared to 0.47 as reported in the same period a year ago, which does not include the Doors segment.
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
Remaining Composites Goodwill was allocated between the Roofing and Insulation segments, on a relative fair value basis, based on the discounted cash flows of the portions of the Composites business that were integrated into each. This resulted in an allocation of $263 million of Goodwill to the Roofing reporting unit, and $63 million of Goodwill to the Insulation reporting unit. These amounts are presented as part of the re-segmented reportable segment disclosures as of September 30, 2025 and December 31, 2024 shown in Note 6 of the Consolidated Financial Statements.
Second Quarter Goodwill Triggering Event
In the second quarter of 2025, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of the Doors reporting unit below its carrying value. The narrow cushion on the Doors reporting unit, due to its recent acquisition, and the high level of near-term macroeconomic uncertainty caused by recently announced tariffs, triggered the Company to perform an interim goodwill impairment test as of September 30, 2025 for the Doors reporting unit. The fair value of the reporting unit was determined based on a discounted cash flow analysis, or income approach, as well as a market approach, based on market multiples of comparable companies.
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
Third Quarter Goodwill and Indefinite Lived Intangibles Triggering Event
In the third quarter of 2025, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of our reporting units below their carrying values. The narrow cushion on the Doors reporting unit, due to its recent acquisition, and the continuation of the previously disclosed macroeconomic uncertainty including softness in North America discretionary residential repair and remodeling activity and near-term challenges in North America residential new construction, triggered the Company to perform an interim goodwill impairment test as of September 30, 2025. The fair value of the reporting unit was determined based on a combination of the discounted cash flow analysis, or income approach, as well as the Guideline Public Company Method, or a market approach, based on market multiples of comparable companies.
Based on the results of this testing, the Company recorded a $780 million pre-tax non-cash impairment charge, equal to the excess of the Doors reporting unit's carrying value over its fair value, in the third quarter of 2025. This charge was recorded in Goodwill impairment charge on the Consolidated Statement of Earnings, and was included in the Corporate, Other and Eliminations reporting category. The reduction in fair value for the Doors reporting unit, and corresponding impairment charge, was primarily driven by a decrease in near-term revenue, including 2026, as a result of the macroeconomic uncertainty.
The most significant assumptions used in the fair value analysis were base year revenue, revenue growth rate, long-term growth rate, adjusted EBITDA margins, discount rate and market multiples under the market approach.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
If all other assumptions remain constant, a 1% decrease in the base year revenue would decrease the fair value by approximately 1%, a 1% decrease in the revenue growth rates would decrease the fair value by approximately 4%, a 1% decrease in the long-term growth rate would decrease the fair value by approximately 3%, a 0.5% decrease in forecasted adjusted EBITDA margins would decrease the fair value by approximately 4%, a 0.5% increase in the selected discount rate of 11.5% would decrease the fair value by approximately 3%, and a decrease of 1 in the selected market multiples under the market approach would decrease the fair value by approximately 5%.
The remaining balance of goodwill for the Doors reporting unit of $732 million as of September, 30, 2025 continues to be at risk for future impairment. Continued uncertainty surrounding the macroeconomic factors impacting this reporting unit or changes in the significant assumptions mentioned above, could increase the likelihood of an additional future impairment.
Also, in the third quarter of 2025, we performed an interim impairment test for an indefinite-lived tradename used by our Doors reporting unit, based on the macroeconomic conditions that precipitated the interim goodwill impairment test described above. As a result of this test, we determined that no impairment existed for the tradename.
Fair value used in testing for potential impairment of our tradename was calculated using the relief-from-royalty method by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize that asset. The assumed cash flows from this calculation are discounted at a rate based on a market participant discount rate. None of the assumptions were deemed to be significant.
During the third quarter of 2025, the Company also determined that a certain asset group within our Doors reportable segment should be tested for recoverability, primarily as a result of the goodwill triggering event for our Doors reporting unit. Recoverability of the long-lived assets was measured by comparing the carrying amount of the asset group to the future net undiscounted cash flows expected to be generated by the asset group. This comparison determined that the asset group was recoverable. None of the assumptions were deemed to be significant.
The following table summarizes the segment allocation of recorded goodwill on our Consolidated Balance Sheet as of September 30, 2025:

(In millions)	September 30, 2025	Percent of Total
Roofing	$661	33%
Insulation	636	31%
Doors	732	36%
Total goodwill	$2,029	100%
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
All forward-looking statements in this report should be considered in the context of the risks and other factors described herein, including in Item 1A - Risk Factors in Part II of this report, and in Item 1A - Risk Factors in Part I of the 2024 Form 10-K. Users of this report should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the nine months ended September 30, 2025. Please refer to “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II, Item 7A of the 2024 Form 10-K for a discussion of our exposure to market risk.
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
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2025	1,764	$141.63	—	16,045,311
August 1-31, 2025	923,164	151.68	923,077	15,122,234
September 1-30, 2025	526,766	152.05	526,190	14,596,044
Total	1,451,694	$151.80	1,449,267

*	The Company retained an aggregate of 2,427 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted share units granted to our employees.
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
The Company repurchased 3.8 million shares of its common stock for $545 million, inclusive of applicable taxes, during the nine months ended September 30, 2025, under the Repurchase Authorizations. As of September 30, 2025, 14.6 million shares remain available for repurchase under the Repurchase Authorizations.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
10b5-1 Plans
During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Owens Corning Amended and Restated Deferred Compensation Plan, effective as of July 1, 2025 (incorporated by reference to Exhibit 10.1 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended June 30, 2025).

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
101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	November 5, 2025	By:	/s/ Todd W. Fister
Todd W. Fister
Chief Financial Officer

Date:	November 5, 2025	By:	/s/ Mari K. Doerfler
Mari K. Doerfler
Vice President and
Controller