Form 10-K
period 2025-12-31
Owens Corning
filed 2026-02-25
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer  ☑      Accelerated filer  ❒      Non-accelerated filer  ❒      Smaller reporting company  ☐      Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ❒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ❒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ❒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
On June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of $0.01 par value common stock (the voting stock of the registrant) held by non-affiliates (assuming for purposes of this computation only that the registrant had no affiliates) was approximately $11,500,066,698.
As of February 20, 2026, 80,383,165 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Owens Corning’s proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on or about April 14, 2026 (the “2026 Proxy Statement”) are incorporated by reference into Part III hereof.

OWENS CORNING AND SUBSIDIARIES
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2025

PART I

ITEM 1.	BUSINESS
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we,” “its,” and “our” in this Annual Report on Form 10-K refer to Owens Corning and its subsidiaries.
OVERVIEW
Owens Corning is a building products leader committed to building a sustainable future through material innovation. Our products provide durable, sustainable, and energy-efficient solutions that leverage our unique capabilities and market-leading positions to help our customers win and grow. Our roofing products and systems enhance curb appeal and protect people’s homes. Our insulation products conserve energy and improve acoustics, fire resistance and air quality in the spaces where people live, work and play. Our doors and door systems provide comfort, safety and style for the interior and exterior of homes.
We are global in scope, human in scale with approximately 25,000 total employees in 31 countries dedicated to generating value for our customers and shareholders and making a difference in the communities where we work and live. Founded in 1938 and based in Toledo, Ohio, Owens Corning recorded net sales in 2025 of $10.1 billion.
Glass Reinforcements Divestiture
On February 13, 2025, the Company entered into a definitive agreement ("GR Agreement") for the sale of our global glass reinforcements (“GR”) business for a purchase price of approximately $436 million, less costs to sell. As of December 31, 2025, the estimated purchase price was $474 million, net of cash, less costs to sell. The change since signing is due to the changes in customary and transaction-specific price adjustments which are subject to further changes through the date of the final closing adjustments. The GR business, historically part of the Company’s Composites segment, manufactures, fabricates, and sells glass fiber reinforcements for a wide variety of applications in wind energy, infrastructure, industrial, transportation and consumer markets. The sale will complete Owens Corning’s review of strategic alternatives for the business, as previously announced on February 9, 2024, and aligns with the strategy to reshape the Company to focus on building products in North America and Europe. The transaction is expected to close in the first few months of 2026 and is subject to customary regulatory approvals and other conditions.
The transaction represents a strategic shift that has a major effect on the Company's operations and financial results. Effective January 1, 2025, the GR business’s financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented.
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
Masonite Acquisition
On May 15, 2024, the Company acquired all of the outstanding shares of Masonite International Corporation (“Masonite”), a leading global designer, manufacturer, marketer and distributor of interior and exterior doors and door systems for the residential new construction and residential repair and remodeling markets. The addition of Masonite's market-leading doors business, reported as the Doors segment, creates a new growth platform for the Company, strengthening the Company's position in building and construction and expanding its offering of branded residential building products.
SEGMENT OVERVIEW
At December 31, 2025, the Company had an integrated business model with three reportable segments: Roofing, Insulation, and Doors, which accounted for approximately 43%, 36% and 21% of our total reportable segment net sales, respectively, in 2025.

ITEM 1.	BUSINESS (continued)
Roofing
Our primary products in the Roofing segment are laminate asphalt roofing shingles. Other products include roofing components, composite lumber and oxidized asphalt primarily used in residential construction. Roofing also manufactures and sells glass mat and specialty veil materials used in building and construction applications We have been able to service the growing demand for longer lasting, aesthetically attractive laminate products with efficient capital investment.
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
Glass nonwoven mat is a significant input used in the production of our asphalt shingles. The mat uses wet use chopped strand produced by our Insulation segment. We also sell glass nonwoven mat and specialty veil materials to downstream manufacturers for the production of various applications, including vinyl flooring, gypsum wall boards, ceiling tiles and battery separators. These customers span across many industries including building and construction, industrial and infrastructure and renewable energy.
Demand for products in our Roofing segment is generally driven by both residential repair and remodeling activity and by new residential construction. Roofing damage from major storms can significantly increase demand in this segment. As a result, sales in this segment do not always follow seasonal home improvement, remodeling and new construction industry patterns.
Our Roofing segment competes primarily with asphalt shingle manufacturers in the United States. According to various industry reports and Company estimates, Owens Corning’s Roofing segment is the second largest producer of asphalt roofing shingles in the United States. Principal methods of competition include innovation and product design, breadth of product offering, proximity to customers, quality and price.
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
Insulation
Our insulating products provide a variety of benefits such as energy conservation, thermal functionality, improved acoustical performance and convenience of installation and use. Our Insulation segment includes a diverse portfolio of high, mid and low-temperature products with a geographic mix of United States, Canada, Europe and Latin America, a market mix of residential, commercial, industrial and other markets, and a channel mix of retail, contractor and distribution.
Our products in the North American residential market include thermal and acoustical batts, loosefill insulation, spray foam insulation, wet use chopped strand, foam sheathing and accessories, and are sold under well-recognized brand names and trademarks, such as Owens Corning PINK® Next Gen™ FIBERGLAS™ Insulation. Our products in non-residential markets include glass fiber pipe insulation, energy efficient flexible duct media, bonded and granulated stone wool insulation, cellular glass insulation and foam insulation used in above- and below-grade construction applications, and are sold under well-recognized brand names and trademarks, such as FOAMULAR®, FOAMGLAS® and Paroc®. We sell our insulation products primarily to insulation installers, home centers, lumberyards, retailers and distributors in the United States, Canada, Europe and Latin America.

ITEM 1.	BUSINESS (continued)
Demand for Owens Corning’s insulating products is driven by North American new residential construction, repair and remodeling activity, non-residential construction activity in the United States, Canada, Europe and Latin America, and increasingly stringent building codes and the growing need for energy efficiency. Demand in the segment typically follows seasonal home improvement, remodeling and renovation and residential, non-residential construction industry patterns. Demand for residential insulation in North America typically follows housing starts on a three-month lagged basis, although the new residential construction cycle can elongate due to labor availability and other factors beyond our control. The peak season for home construction and remodeling in our geographic markets generally corresponds with the second and third calendar quarters. Demand for non-residential applications is closely correlated to industrial production growth and overall economic conditions in the markets we serve.
Our Insulation segment competes primarily with fiberglass insulation manufacturers in the United States, with an international presence in Canada, Europe and Latin America. According to industry reports and Company estimates, Owens Corning is North America’s largest producer of residential, commercial and industrial fiberglass insulation. Principal methods of competition include innovation and product design, service, location, quality, price and compatibility of systems solutions.
Doors
Our primary products in the Doors segment are residential interior and exterior doors made of wood, glass, fiberglass and metal, and door components such as frames, sills, weather-stripping, hinges and locks. Other products in this segment are aluminum-framed glass doors and window solutions for luxury homes. Our doors provide a range of benefits including energy efficiency, comfort, privacy, security and curb appeal.
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
Demand for products in the Doors segment is driven by new residential construction and overall economic conditions in the markets we serve. The Doors segment’s vertically integrated operations extend from raw material to final assembly and fabrication. According to various industry reports and Company estimates, Owens Corning is one of North America’s largest producers of interior and exterior doors. Primary methods of competition include service, quality, innovation, price and product customization.
GENERAL
Intellectual Property
The Company relies on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our intellectual property, proprietary technology and our brands. Through continuous and extensive use of the color PINK® since 1956, Owens Corning became the first owner of a single color trademark registration in the U.S. In addition to our Owens Corning and PINK® brands, the Company has registered, and applied for the registration of, U.S. and international trademarks, service marks and domain names. Additionally, the Company owns numerous U.S. and international patents and patent applications, covering certain of our proprietary technology resulting from research and development efforts. Over time, the Company has assembled a portfolio of intellectual property rights including patents, trademarks, service marks, copyrights, domain names, know-how and trade secrets covering our products, services and manufacturing processes. Our proprietary technology is not dependent on any single or group of intellectual property rights and the Company does not expect the expiration of existing intellectual property to have a material adverse effect on the business as a whole. The Company believes the duration of our patents is adequate relative to the expected lives of our products. Although the Company protects its intellectual property and proprietary technology, any significant impairment of, or third-party claim against, our intellectual property rights could harm our business or our ability to compete.

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
The Company has not experienced a material adverse effect upon its capital expenditures or competitive position as a result of environmental control legislation and regulations. Operating costs, including labor costs, associated with environmental compliance were approximately $78 million in 2025. The Company continues to invest in equipment and process modifications to remain in compliance with applicable environmental laws and regulations worldwide.
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
Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the United States Federal Superfund law, similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company became involved in these sites as a result of government action or in connection with business acquisitions. At the end of 2025, the Company was involved with a total of 25 sites worldwide, including 10 Superfund and state or country equivalent sites and 15 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.
Remediation activities generally involve a potential range of activities and costs related to soil, groundwater and sediment contamination. This can include pre-cleanup activities such as fact finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). A number of factors affect the cost of environmental remediation, including the number of parties involved in a particular site, the determination of the extent of contamination, the length of time the remediation may require, the complexity of environmental regulations, variability in clean-up standards, the need for legal action, and changes in remediation technology. Taking these factors into account, Owens Corning estimates the costs of remediation to be paid over a period of years. The Company accrues an amount on an undiscounted basis, when a liability is probable and reasonably estimable. Actual costs may differ from these estimates for the reasons mentioned above.
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

ITEM 1.	BUSINESS (continued)
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
Sustainability
As a leader in our industry, our goal is to be at the forefront of corporate sustainability efforts. It is our ambition to be a company whose positive impact of our people and products, is greater than the negative impact of manufacturing our products. We work to continually increase the good our people and products do while we concurrently strive to reduce the negative environmental impact of our operations.
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
As of December 31, 2025, Owens Corning had approximately 25,000 total employees, of which approximately 11,000 were located outside the United States. Approximately 61% of total hourly employees are subject to collective bargaining agreements. The Company regularly engages its salaried, non-represented and represented primary employees to collect feedback.
Safety and Well-Being
One of our primary objectives is the safety and well-being of our employees. Working safely is an unconditional, organization-wide expectation at Owens Corning, which we believe directly benefits employees’ lives, improves our manufacturing processes and reduces our costs. The Company maintains comprehensive safety programs focused on identifying hazards and eliminating risks that can lead to severe injuries. Since 2023, the Company has utilized its employee-developed “Safer Together” initiative, which is intended to increase employee focus and collective engagement on safety. One of our primary safety measures is the Recordable Incident Rate (“RIR”) as defined by the United States Bureau of Labor Statistics. For the year ended December 31, 2025, our RIR, including the Doors segment, was 0.60, compared to 0.48 as reported in the same period in the prior year, which excluded the impact from our Doors segment as a result of the Masonite acquisition.
Additionally, with our Healthy Living platform, we provide a multifaceted well-being program designed to drive sustainable, long-term change, improve the health and lives of employees, and strengthen the culture and work experience.

ITEM 1.	BUSINESS (continued)
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
MACROECONOMIC, MARKET AND OPERATIONAL RISKS
Low levels of residential or non-residential construction activity have a material adverse impact on our business and results of operations.
A large portion of our products are used in the markets for residential and non-residential construction and repair and remodeling. Demand for certain of our products is affected in part by the level of new residential construction in the United States and elsewhere, although typically not until a number of months after the change in the level of construction. Lower demand in the regions and markets where our products are sold results in lower revenues and lower profitability. Historically, construction activity has been cyclical and is influenced by prevailing economic conditions, including the level of interest rates and availability of financing, inflation, employment levels, consumer spending habits, consumer confidence and other macroeconomic factors outside our control. Interest rates increased substantially in the past few years, remained high with slight decreases in 2025, and are currently expected to decrease further but stay relatively high in 2026. The combination of high interest rates and high levels of inflation reduces the affordability of mortgages and other financing options, and increases the cost of home improvement projects. These trends have likely resulted in reduced levels of repair and remodel as well as new construction activity and demand for our products. Additionally, market reactions to the U.S. government's policies and stances have created economic uncertainty, leading to fluctuations in inflation and interest rates. Due to this uncertainty, we cannot predict if or when interest rates or inflation levels will stabilize or the impact that this uncertainty may have on repair and remodel activity, new construction activity, demand for our products, our business generally, or our financial condition.
Residential and non-residential construction is also affected by the cost and availability of skilled labor, which could impact both the cost and pace of construction activity, as well as the construction methods used, all of which could adversely affect demand for our products.
In addition, a portion of our annual product demand is attributable to the repair of damage caused by severe storms. The frequency and magnitude of severe storms can have a significant impact on the markets for residential and non-residential construction, repair and improvement projects. In periods with below average levels of severe storms, demand for such products is reduced.
Lastly, some of our products, particularly in our Insulation business, are used in industrial applications, such as piping and storage tanks. Lower levels of industrial production and other macroeconomic factors affecting industrial construction activity could lessen demand for those products and lead to lower revenues or profitability.
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
Supply constraints and increases in the cost of energy could have a material adverse impact on our business or results of operations, and our mitigation efforts may not be successful.
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
To mitigate short-term variation in our operating results due to commodity price fluctuations in certain geographic markets, we may hedge a portion of our near-term exposure to the cost of energy. The results of our hedging practices could be positive, neutral or negative in any future period depending on price changes of the hedged exposures. Our hedging activities are not designed to mitigate long-term commodity price fluctuations and, therefore, would not protect us from long-term commodity price increases. In addition, in the future, our hedging positions may not correlate to our actual energy costs, which would cause acceleration in the recognition of unrealized gains and losses on our hedging positions in our operating results.
Our sales may fall rapidly in response to declines in demand because of customer concentration in certain segments and because we do not operate under long-term volume agreements to supply our customers.
Many of our customer volume commitments are short-term; therefore, we do not have a significant manufacturing backlog. As a result, we do not benefit from the visibility provided by long-term volume contracts against downturns in customer demand and sales. Further, we are not able to immediately adjust our costs in response to declines in sales. Our ability to sell some of our products is dependent on a limited number of customers, who account for a significant portion of such sales. In 2025, we had two customers that represented 16% and 12% of our annual net sales, respectively. The commercial activities of these key customers, including the loss of a key customer, a consolidation of key customers or a significant reduction in sales to those customers could significantly reduce our revenues from these products. In addition, if key customers experience financial pressure or consolidate, they could attempt to demand more favorable contractual terms, which would place additional pressure on our margins and cash flows. Lower demand for our products, loss of key customers and material changes to contractual terms could materially and adversely impact our business, financial condition and results of operations. Furthermore, some of our sales are concentrated in certain geographic areas, and market growth that is skewed to other geographic areas may negatively impact our rate of growth or market share.
Government trade actions may create significant uncertainty in the global market and could have a material adverse impact on our business, financial condition and results of operations.
The Company’s business is global in scope, and government trade actions may materially and adversely impact our business, financial condition and results of operations. In 2025, the U.S. government took, and may continue to take, trade actions that impact or could impact our operations, including, but not limited to, imposing tariffs on certain goods and raw materials imported into the U.S. and baseline tariffs on products from all countries and additional individualized reciprocal tariffs on the countries with which the United States has the largest trade deficits, including China. In addition, several governments, including the European Union, China and India, have imposed tariffs, including reciprocal tariffs, on certain goods imported from the United States. The U.S. government has announced various modifications to its tariffs, and further changes may be made in the future, including in response to pending litigation. These trade actions and evolving U.S. trade policies with countries such as Canada, Mexico and China could disrupt our supply chains, increase our costs for raw materials, increase costs the Company may incur on finished goods shipped to customers, and negatively impact our business margins and financial results. The Company has implemented short- and long-term mitigation efforts to partially offset the impact of the enacted tariffs on its operating profits with supply chain adjustments and productivity and cost savings actions. To the extent additional tariffs or other trade restrictions are enacted and the Company is unable to offset the tariffs or the tariffs negatively impact demand, the Company’s revenue and profitability could be adversely impacted. Declines in our business as a result of tariffs, along with other factors, may also result in an impairment of our tangible and intangible assets, which could result in material non-cash charges. Although we evaluate the impact of current and anticipated tariffs and trade actions on our supply chain, costs, sales and profitability, and implement strategies that are designed to mitigate the impact of such trade actions, we can provide no assurance that any strategies we implement will be successful. Furthermore, tariffs, other trade restrictions, or ongoing developments or litigation regarding government trade actions, may lead to continuing uncertainty and volatility in

ITEM 1A.	RISK FACTORS (continued)
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
Some of the ways we have historically grown or restructured our business have been through acquisitions, including our 2024 acquisition of Masonite, joint ventures, the expansion of our production capacity and divestitures, including the divestiture of our GR business. Our ability to grow or restructure our business depends upon our ability to identify, negotiate and finance suitable arrangements. If we cannot successfully execute on such arrangements or receive any required regulatory approvals on a timely basis, we may be unable to generate desired returns, and our expectations of future results of operations, including growth opportunities, cost savings and synergies, may not be achieved. Acquisitions, joint ventures, production capacity expansions and divestitures involve substantial risks, including:
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
•difficulty in integrating the acquired business’ standards, processes, procedures and controls with our existing operations in a cost-effective manner, or at all;
•realizing the full benefits of the growth opportunities and cost synergies expected from integrating the acquired business within anticipated time frames, or at all;
•potential loss of key employees;
•unanticipated competitive responses;
•potential loss of customers or suppliers; and
•undisclosed or undiscovered liabilities or claims, or retention of unpredictable future liabilities.
Our failure to address these risks or other problems encountered in connection with our past or future acquisitions, including the acquisition of Masonite, investments and divestitures, including the divestiture of our GR business, could cause us to fail to realize the anticipated benefits of such transactions, incur unanticipated liabilities, and harm our business generally. On February 13, 2025, the Company entered into the GR Agreement for the sale of our GR business (see "Item 1 - Business - Overview"). There can be no assurance that we will obtain the required regulatory or third-party approvals and consents to the sale, or that we will close the sale within the anticipated time period, or at all. Future acquisitions and investments could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could have a material adverse impact on our business, financial condition and results of operations. Also, the anticipated benefits of our investments may not materialize.
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

ITEM 1A.	RISK FACTORS (continued)
•one or more of the financial institutions associated with our senior revolving credit facility could cease to fulfill their funding obligations, which could materially and adversely impact our liquidity;
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
We are subject to risks relating to our information technology systems (including cybersecurity) risks, and any failure to adequately protect or successfully upgrade our critical information technology systems could materially affect our operations and financial results.
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
Although we experience cybersecurity incidents from time to time as part of our operations, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have had or are reasonably likely to have, a material impact on our business strategy, outputs from systems, results of operations or financial condition. Any breach of our security measures, or those of our third-party business partners, could result in unauthorized access to and misappropriation of our information, corruption or alteration of data or disruption of operations or transactions, any of which could have a material adverse effect on our business strategy, results of operations or financial condition, including costs related to remediation or the payment of ransom, litigation including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs, damage to our reputation and relationships with our business partners, and possible prolonged negative publicity.

ITEM 1A.	RISK FACTORS (continued)
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
We regularly upgrade our technology systems and hardware capabilities worldwide. The implementation of new software and hardware involves risks and uncertainties that include, but are not limited to, increased costs, disruptions in our ability to effectively source, sell or ship our products, delays in collecting payments from our customers, and adversely affecting our ability to timely report our financial results. Disruptions or delays in these implementation initiatives, or failing to complete them at all, could materially affect our operations and financial results.
Emerging issues related to our development, integration and use of artificial intelligence (“AI”) could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business.
We increasingly develop, integrate and use AI technology in our operations, including to drive productivity and data analytics. While we aim to develop, integrate and use AI responsibly, including attempting to identify and mitigate ethical or legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues, such as accuracy issues, cybersecurity risks, unintended biases, and discriminatory outputs, before they arise. AI is a relatively new and emerging technology in early stages of commercial use and presents a number of risks inherent in its use by us, our customers, suppliers and other business partners and third-party providers, or through the use of third-party hardware and software. These risks include, but are not limited to, ethical considerations, public perception, intellectual property protection, regulatory compliance, privacy concerns and data security, all of which could have a material adverse effect on our business, results of operations and financial position. As a result, we cannot predict future developments in AI and related impacts to our business and our industry. If we are unable to successfully and accurately develop, integrate and use AI technology, as well as address the risks and challenges associated with AI, our business, results of operations and financial position could be negatively impacted. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be materially adversely affected.
Climate change, weather conditions and storm activity could have a material adverse impact on our business, financial condition and results of operations.
Climate change could have an impact on several aspects of our business, financial condition and results of operations. Weather phenomena associated with climate change, such as flooding or altered storm activity, may impact our ability to operate our manufacturing facilities and corporate offices in some locations. For example, our Doors headquarters is located in Tampa, Florida, a coastal area that is susceptible to hurricanes and tropical storms. In addition, customer preferences for lower-carbon and more environmentally friendly solutions could impact demand for our products. Although we believe that some of our product categories, such as insulation, could experience increased demand due to environmental benefits, such as energy efficiency, the timing and impact of such increased demand is uncertain.
Generally, any weather conditions that slow or limit residential or non-residential construction activity can adversely impact demand for our products. Lower demand for our products as a result of weather-related scenarios could have a material adverse impact on our business, financial condition and results of operations. Additionally, severely low or high temperatures may lead to significant and immediate cost increases in natural gas, electricity and other commodities that could negatively affect our results of operations.
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
Our products are used and have been used in a wide variety of residential and non-residential applications. We face an inherent business risk of exposure to product liability or other claims in the event our products are alleged to be defective or that the use of our products is alleged to have resulted in harm to others or to property. We may, in the future, incur liability if product liability lawsuits against us are successful. Moreover, any such lawsuits, whether or not successful, could result in adverse publicity to us, which could cause our sales to decline. We maintain insurance coverage to protect us against product liability claims, but that coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or that exceeds our established reserves could materially and adversely impact our business, financial condition and results of operations.
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
Liability under these laws involves inherent uncertainties. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. For example, remediation activities generally involve a potential range of activities and costs related to soil and groundwater contamination. This can include pre-cleanup activities, such as fact finding and investigation, risk assessment, feasibility studies, remedial action design and implementation (where actions may range from monitoring to removal of contaminants, to installation of longer-term remediation systems). Please see “Item 1 - Business - Environmental Control” for information on costs related to environmental remediation. To the extent that the required remediation procedures or timing of those procedures change, additional contamination is identified, or the financial condition of other potentially responsible parties is adversely affected, the estimate of our environmental liabilities may change. Change in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in increases to our environmental obligations. Violations of environmental, health and safety laws are subject to civil, and, in some cases, criminal sanctions.
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

ITEM 1A.	RISK FACTORS (continued)
operations. Laws and regulations focused on product and chemical hazards, including regulations concerning the impact of product manufacturing and use on climate change, and resulting preferential product selection could also impact our ability to manufacture and sell certain products or require significant research and development investment and capital expenditures to meet regulatory requirements.
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
Laws or regulations aimed at addressing climate change, including, but not limited to, local building codes, Environmental Protection Agency regulations on greenhouse gas ("GHG") emissions, laws or regulations impacting energy supply, and associated disclosure requirements, may materially impact demand for our products or our cost of doing business.
Foreign, federal, state and local regulatory and legislative bodies have enacted or proposed various legislative and regulatory measures relating to increased transparency and standardization of reporting matters that may include climate change, regulating GHG emissions, water usage, deforestation, recycling of plastic materials, and energy policies, including waste tax, and other governmental charges and mandates. As a result, we could be subject to overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions. Compliance with foreign, federal, state and local legislation and regulations concerning climate-related disclosures, including compliance with the European Commission’s Corporate Sustainability Reporting Directive, may result in additional costs and capital expenditures, and the failure to comply with such legislation and regulations could result in fines to us and could affect our business, financial condition, results of operations and cash flows. In addition, judicial decisions or executive actions limiting the authority of regulatory agencies, or decisions impacting current regulations and policies implemented by such agencies, could create uncertainty regarding the regulatory landscape and impact the Company’s ability to plan for future investments. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change. In addition, energy prices could increase as a result of climate change legislation or other environmental mandates, which could have an adverse effect on our results of operations.
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

ITEM 1A.	RISK FACTORS (continued)
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
At December 31, 2025, we had total debt of approximately $5.2 billion. Our debt level and degree of leverage could have important consequences, including the following:
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
•if due to liquidity needs we must replace any indebtedness upon maturity, we would be exposed to the risk that we may not be able to refinance such indebtedness, and, if we are able to refinance such indebtedness, vulnerable to interest rate increases;
•our ability to adjust to changing market conditions may be limited and place us at a competitive disadvantage compared to our competitors if they have less debt; and
•we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out important capital spending.
The credit agreement governing our senior revolving credit facility, and the indentures governing our senior notes, contain various covenants that impose operating and financial restrictions on us and our subsidiaries. Additionally, instruments and agreements governing our future indebtedness may impose other restrictive conditions or covenants that could restrict our ability to conduct our business operations or pursue growth strategies. Any failure to comply with covenants in the instruments governing our debt could result in an event of default which, if not cured or waived, would have a material adverse effect on us.

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
Our businesses are capital intensive, and regularly require capital expenditures to expand operations, maintain equipment and technology systems, increase operating efficiency and comply with applicable laws and regulations, leading to high fixed costs, including depreciation expense. Increased regulatory requirements for our operations could lead to additional or higher fixed costs in the future. We are limited in our ability to reduce fixed costs quickly in response to reduced demand for our products and these fixed costs may not be fully absorbed, resulting in higher average unit costs and lower gross margins if we are not able to offset this higher unit cost with price increases. Alternatively, we may be limited in our ability to quickly respond to unanticipated increased demand for our products, which could result in an inability to satisfy demand for our products and loss of market share.
Our ongoing efforts to increase productivity and reduce costs may not result in anticipated savings in operating costs.
Our cost reduction and productivity efforts, including those related to our existing operations, production capacity expansions, new manufacturing platforms, technology systems, or other capital expenditures, may not produce anticipated results. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, legal and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business, financial condition and results of operations could be adversely impacted.
Our results of operations in a given period may be impacted by price volatility in certain renewable-generated energy markets.
In connection with our sustainability goals to reduce GHG emissions, we entered into contracts to purchase renewable-generated electricity from third parties. Under these contracts, we do not take physical delivery of renewable-generated electricity. The generated electricity is instead sold by our counterparties to local grid operators at the prevailing market price and we obtain the associated non-tax renewable energy credits. The prevailing market pricing for renewable-generated electricity can be affected by factors beyond our control and is subject to significant period over period volatility. For example, renewable-generated energy output fluctuates due to climactic and other factors beyond our control and can be constrained by available transmission capacity, thereby significantly impacting pricing. Due to this potential volatility, it is possible that these contracts, or similar contracts we execute in the future, could have an impact on our results of operations in a given reporting period.
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
In 2025, as a result of interim goodwill impairment testing, we recorded $1,135 million in pre-tax non-cash impairment charges, equal to the excess of the Doors reporting unit's carrying value over its fair value. The remaining balance of goodwill for the Doors reporting unit of $380 million as of December 31, 2025 continues to be at risk for future impairment. Continued uncertainty surrounding the macroeconomic factors impacting the Doors reporting unit or changes in the significant assumptions mentioned above, could increase the likelihood of an additional future impairment. We also performed an interim impairment test for an indefinite-lived tradename used by our Doors segment, based on the macroeconomic conditions that precipitated the interim goodwill impairment test. As a result of this test, the Company recorded a pre-tax non-cash impairment charge of $39 million. This asset remains at an increased risk of impairment and had a value of $156 million as of December 31, 2025. Accordingly, any determination requiring the write-off of a significant portion of goodwill or intangible assets could negatively impact our results of operations.
HUMAN CAPITAL RISKS
We depend on our senior management team and other skilled and experienced personnel to operate our business effectively, and the loss of any of these individuals or the failure to attract additional qualified personnel could adversely impact our business, financial condition and results of operations.
We are highly dependent on the skills and experience of our senior management team and other skilled and experienced personnel. These individuals possess sales, marketing, manufacturing, logistical, financial, business strategy and administrative skills that are important to the operation of our business. We cannot assure that we will be able to retain all of our existing senior management personnel and skilled and experienced personnel. The loss of any of these individuals or an inability to attract additional qualified personnel could prevent us from implementing our business strategy and could adversely impact our business financial condition or results of operations. The current and future labor markets may impact our ability to retain these individuals.
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
While we expect these initiatives to result in profit opportunities and savings throughout our organization, our estimated profits and savings are based on assumptions that may prove to be inaccurate, and as a result, there can be no assurance that we will realize profits and cost savings or that, if realized, these profits and cost savings will be sustained. Failure to achieve or delays in achieving projected levels of efficiencies and cost savings from such measures, or unanticipated inefficiencies resulting from in-process or contemplated manufacturing and administrative reorganization actions, or legal challenges to a reorganization action, could adversely affect our business, financial condition, results of operations and cash flows.

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
As a holding company, most of our assets are held by our direct and indirect subsidiaries and we will primarily rely on dividends and other payments or distributions from our subsidiaries to meet our debt service and other obligations and to enable us to pay dividends. The ability of our subsidiaries to pay dividends or make other payments or distributions to us in a tax efficient manner, or at all, will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends or other payments), agreements of those subsidiaries, agreements with any co-investors in non-wholly-owned subsidiaries, the terms of our senior revolving credit facility and senior notes, and the covenants of any future indebtedness we or our subsidiaries may incur.
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
Additionally, we are subject to Section 203 of the General Corporation Law of the State of Delaware, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change in control of our company.
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
Risk Management and Strategy
We have a range of security measures that are designed to protect against the unauthorized access to and misappropriation of our information, corruption of data, intentional or unintentional disclosure of confidential information, or disruption of operations. These security measures include controls, security processes and monitoring of our manufacturing systems. We have cloud security and other tools and governance processes designed to assess, identify, audit and manage material risks from cybersecurity threats. In addition, we maintain an information security training program designed to address phishing and email security, password security, data handling security, cloud security, operational technology security processes, and cybersecurity incident response and reporting processes.
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
We use third-party service providers to execute certain business processes, maintain certain information systems and infrastructure, evaluate defenses and implement recommendations. We periodically have external information security assessments performed by third parties to analyze our information technology systems and to stay informed of information security risks. Additionally, we have a supplier validation process, which provides for review and approval by our cybersecurity group for material cloud services.
Although we experience cybersecurity events and incidents from time to time as part of our operations, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have had or are reasonably likely to have, a material impact on our business strategy, results of operations or financial condition. Any breach of our security measures, or those of our third-party service providers, could result in unauthorized access to and misappropriation of our information, corruption of data or disruption of systems, operations or transactions, any of which could have a material adverse effect on our business strategy, results of operations or financial condition. See Item 1A. Risk Factors of this Annual Report on Form 10-K for further discussion of the risks related to cybersecurity threats.
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
Our CIO has 21 years of experience in the information technology industry, including engagement with cybersecurity strategy and oversight. Our CIO reports directly to our Chief Executive Officer.
Our Vice President, Global Information Security has 29 years of experience in the cybersecurity industry, including previous experience in the U.S. Air Force, consulting, and 23 years with Owens Corning, and reports directly to our CIO.

ITEM 2.	PROPERTIES
Our principal executive offices are located at the Owens Corning World Headquarters in Toledo, Ohio, an owned facility of approximately 400,000 square feet. Our research and development activities are primarily conducted at our Science and Technology Center, located on approximately 500 acres of land owned by the Company outside of Granville, Ohio and consists of approximately 20 structures totaling more than 650,000 square feet. In addition, we have application development and other product and market focused research and development centers in various locations. As of December 31, 2025, we operated in 143 manufacturing facilities, of which 103 were owned. The following table summarizes manufacturing facilities by reportable segment and geographical region:

	Roofing	Insulation	Doors	Total
United States	35	22	32	89
Europe	3	7	7	17
Rest of world	3	7	10	20
Total manufacturing facilities from continuing operations	41	36	49	126

Total manufacturing facilities from continuing operations				126
Total manufacturing facilities from discontinued operations				17
Total manufacturing facilities				143
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

Name and Age	Position*
Annie Baymiller (43)	Executive Vice President, Chief Information Officer since December 2025; formerly Senior Vice President, Chief Information Officer (2023); formerly Vice President, Global Information Technology Services (2019)

Gina A. Beredo (51)	Executive Vice President, Chief Administrative Officer, and General Counsel since March 2025; formerly Executive Vice President, General Counsel and Corporate Secretary (2021); formerly Executive Vice President, General Counsel and Corporate Secretary of Nordson Corporation (a precision technology manufacturing company) (NASDAQ: NDSN) (2018)

Brian D. Chambers (59)	Board Chair, President and Chief Executive Officer since April 2020

Jose Canovas (52)	President, Insulation since July 2025; formerly Vice President and General Manager of Commercial and Industrial Insulation (2023); formerly Vice President and General Manager of North America Technical Insulation (2020)

Nicolas Del Monaco (48)	President, Roofing since July 2025; formerly President, Insulation (2023); formerly Senior Vice President and Managing Director, Europe (2021); formerly Vice President for Nonwovens and Glass Reinforcements Europe (2018)

Mari K. Doerfler (43)	Vice President and Controller since April 2023; formerly Assistant Controller (2021); formerly Americas Accounting Director (2019)

Todd W. Fister (51)	Executive Vice President and Chief Financial Officer since September 2023; formerly President, Insulation (2019); formerly Vice President of Global Insulation and Strategy (2019)

Rachel Marcon (48)	President, Doors since May 2025; formerly Vice President and General Manager, Global Nonwovens (2021); formerly Market Director, Nonwovens (2019)

José L. Méndez-Andino (52)	Executive Vice President, Chief Innovation Officer since December 2025; Executive Vice President, Chief Research and Development Officer (2021); formerly Vice President of Science and Technology for Insulation and Roofing (2019)

*	Information in parentheses indicates year in which service in position began. The last item listed for each individual represents the position held by such individual at the beginning of the five-year period.

Part II

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Owens Corning’s common stock trades on the New York Stock Exchange under the symbol “OC.”
Holders of Common Stock
The number of stockholders of record of Owens Corning’s common stock on February 20, 2026 was 54.
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
The Company’s subsidiaries are subject to certain restrictions on their ability to pay dividends under the agreements governing our senior revolving credit facility.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock during the three months ended December 31, 2025:

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
October 1-31, 2025	6,720	$134.28	—	14,596,044
November 1-30, 2025	1,305,248	103.62	1,300,292	13,295,752
December 1-31, 2025	845,373	113.74	838,053	12,457,699
Total	2,157,341	$107.68	2,138,345

*	The Company retained 18,996 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock units granted to our employees.
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
The Company repurchased 2.1 million shares of its common stock for $232 million, inclusive of applicable taxes, during the three months ended December 31, 2025 under the Repurchase Authorizations. As of December 31, 2025, 12.5 million shares remain available for repurchase under the Repurchase Authorizations.

ITEM 5.	MARKET FOR OWENS CORNING’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (continued)
Performance Graph
The annual changes for the five-year period shown in the graph below are based on the assumption that $100 had been invested in Owens Corning (OC) stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), and two peer group indices on December 31, 2020, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2025. For December 31,2025, we chose to use a new self-selected peer group consisting of the companies noted below to include in the performance graph as we believe this peer group more appropriately aligns with our specific industry, markets and global exposure. The criteria used in determining this new peer group included the size of the companies (measured in terms of annual revenue and market capitalization), industries and geographies in which the companies operate, stock price correlation and volatility relative to Owens Corning, and increased representation of peer group companies used by shareholder advisory firms.
Performance Graph

	2020	2021	2022	2023	2024	2025
OC	$100	$121	$116	$205	$239	$160
S&P 500	$100	$129	$105	$133	$166	$196
2024 Peer Group	$100	$137	$97	$130	$144	$142
2025 Peer Group	$100	$136	$96	$129	$142	$141
The 2025 peer group index is comprised of the following companies: A.O. Smith Corporation; Advance Drainage Systems, Inc.; Allegion plc; Armstrong World Industries, Inc.; Ball Corporation; Builders FirstSource, Inc.; Carlisle Companies Incorporated; Carrier Global Corporation; Celanese Corporation; Eastman Chemical Company; Fortune Brands Innovations, Inc..; JELD-WEN Holding, Inc.; Johnson Controls International plc; Lennox International Inc.; Masco Corporation; Mohawk Industries, Inc.; O-I Glass, Inc.; PPG Industries, Inc.; Resideo Technologies, Inc.; RPM International Inc.; Stanley Black & Decker, Inc.; The Sherwin-Williams Company; Trane Technologies; Trex Company, Inc.; and UFP Industries, Inc.
For 2025, we removed Greif, Inc. and Louisiana-Pacific Corporation from our peer group. These companies are included in the 2024 peer group index.

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
This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
GENERAL
Owens Corning is a building products leader committed to building a sustainable future through material innovation. As described below, the Company has three reportable segments: Roofing, Insulation and Doors. Through these lines of business, the Company manufactures and sells products that provide durable, sustainable and energy-efficient solutions. We are a market leader in many of our major product categories.
EXECUTIVE OVERVIEW
Net (loss) earnings from continuing operations attributable to Owens Corning were a loss of $188 million in 2025, compared to earnings of $947 million in 2024. The Company generated $2,268 million in adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) from continuing operations in 2025, compared to $2,468 million in 2024. See the Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization From Continuing Operations section of the MD&A for further information regarding Adjusted EBITDA from continuing operations, including the reconciliation to Net (loss) earnings from continuing operations attributable to Owens Corning. Segment earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance compared to 2024 decreased $121 million in our Roofing segment, decreased $97 million in our Insulation segment and remained flat in our Doors segment. Within our Corporate, Other and Eliminations category, General corporate expenses and other decreased by $18 million.
Goodwill Impairment
In 2025, as a result of interim goodwill impairment testing, we recorded $1,135 million in pre-tax non-cash impairment charges, equal to the excess of the Doors reporting unit's carrying value over its fair value. The remaining balance of goodwill for the Doors reporting unit of $380 million as of December 31, 2025 continues to be at risk for future impairment.
2025 Share Repurchase Program
On May 13, 2025, the Board of Directors approved the 2025 Repurchase Authorization. The 2025 Repurchase Authorization enables the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion. This authorization is in addition to the previously announced share repurchase program.
Glass Reinforcements Divestiture
On February 13, 2025, the Company entered into the GR agreement for the sale of our global GR business for a purchase price of approximately $436 million, less costs to sell. As of December 31, 2025, the estimated purchase price was $474 million, net of cash, and less costs to sell. The change since signing is due to the changes in customary and transaction-specific price adjustments which are subject to further changes through the date of the final closing adjustments. The GR business, historically part of the Company’s Composites segment, manufactures, fabricates, and sells glass fiber reinforcements for a wide variety of applications in wind energy, infrastructure, industrial, transportation and consumer markets. The sale will complete Owens Corning’s review of strategic alternatives for the business, announced on February 9, 2024, and aligns with the strategy to reshape the Company to focus on residential and commercial building products in North America and Europe. The transaction is expected to close in the first few months of 2026 and is subject to customary regulatory approvals and other conditions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The transaction represents a strategic shift that has a major effect on the Company's operations and financial results. Effective January 1, 2025, the GR business’ financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented. During the twelve months ended December 31, 2025, net loss from discontinued operations attributable to Owens Corning was $334 million on the Consolidated Statement of Earnings, primarily related to the loss recognized upon the classification of the GR business into discontinued operations. The loss on discontinued operations was determined by comparing the carrying value of the discontinued operation to the fair value of the business, as derived from the signed GR Agreement, less estimated costs to sell.
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
After allocating Goodwill to the discontinued operation, the Company compared the carrying value of the discontinued operation to the fair value of the discontinued operation, defined as the sale price less estimated selling costs. During the twelve months ended December 31, 2025, the Company incurred a pre-tax loss on classification as discontinued operations of $451 million.
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
Tariff and Trade Uncertainties
Beginning in the first quarter of 2025, the U.S. government announced additional tariffs on goods imported into the U.S. from numerous countries and multiple nations have responded with reciprocal tariffs and other actions. The Company continues to monitor the economic effects of such announcements. The Company has implemented short- and long-term mitigation efforts. Based on the current tariff policies, the Company expects to partially offset the operating profit impact of the enacted tariffs with supply chain adjustments and productivity and cost savings actions. To the extent additional tariffs or other trade restrictions are enacted and the Company is unable to offset the tariffs or the tariffs negatively impact demand, the Company’s revenue and profitability could be adversely impacted.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
RESULTS OF OPERATIONS
Consolidated Results

	Twelve Months Ended December 31,
(In millions)	2025	2024
Net sales	$10,103	$9,851
Gross margin	$2,838	$3,041
% of net sales	28%	31%
Marketing and administrative expenses	$1,014	$959
Goodwill impairment charge	$1,135	$—
Other expense, net	$110	$378
Earnings from continuing operations before interest and taxes	$360	$1,483
Interest expense, net	$256	$208
Income tax expense	$293	$334
Net (loss) earnings from continuing operations attributable to Owens Corning	$(188)	$947
Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax	$(334)	$(300)
Net (loss) earnings attributable to Owens Corning	$(522)	$647
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
Net sales increased $252 million in 2025 compared to 2024. The increase was primarily driven by the a full year of revenues from our Doors segment and higher selling prices for our Roofing and Insulation segments, which were partially offset by lower sales volumes across all three segments.
GROSS MARGIN
Gross margin decreased $203 million in 2025 compared to 2024. The decrease was primarily driven by lower sales volumes across all three segments, which were partially offset by a full year of margins from our Doors segment and higher selling prices for our Roofing and Insulation segments.
MARKETING AND ADMINISTRATIVE EXPENSES
Marketing and administrative expenses increased $55 million in 2025 compared to 2024. The increase was primarily driven by a full-year impact of the Doors segment's selling, general, and administrative expenses, and ongoing inflationary pressures throughout the organization, partially offset by cost savings actions.
GOODWILL IMPAIRMENT CHARGE
In 2025, as a result of goodwill impairment testing, we recorded $1,135 million in pre-tax non-cash impairment charges, equal to the excess of the Doors reporting unit's carrying value over its fair value.
OTHER EXPENSE, NET
Other expense, net decreased $268 million in 2025 compared to 2024. The decrease was primarily driven by lower acquisition-related, strategic review-related and restructuring costs and higher gains on sale of certain precious metals.
INTEREST EXPENSE, NET
Interest expense, net increased $48 million in 2025 compared to 2024. The increase was driven by interest on the higher long-term debt balances and lower interest income due to lower cash balances.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
INCOME TAX EXPENSE
Income tax expense for 2025 was $293 million compared to $334 million in 2024. The Company’s effective tax rate for 2025 was 282% on pre-tax income of $104 million. The difference between the 282% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily due to non-deductible goodwill impairment, U.S. state and local income tax expense, and foreign tax effects.
The Company’s effective tax rate for 2024 was 26% on pre-tax income of $1,275 million. The difference between the 26% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily attributable to U.S. state and local income tax expense.
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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of (Loss) Earnings From Continuing Operations:

		Twelve Months Ended December 31,
(In millions)	Location	2025	2024
Accelerated depreciation	Cost of sales	$(37)	$(13)
Other exit costs	Cost of sales	(6)	(8)
Other exit costs	Marketing and administrative expenses	(1)	(2)
Severance	Other expense, net	(20)	(63)
Other exit costs	Other expense, net	—	—
Accelerated amortization	Other expense, net	—	—
Total restructuring costs		$(64)	$(86)
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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Adjusting income (expense) items to EBITDA are shown in the table below:

	Twelve Months Ended December 31,
(In millions)	2025	2024
Restructuring excluding depreciation and amortization	$(27)	$(73)
Acquisition-related integration costs excluding amortization	(26)	(73)
Gains on sale of certain precious metals	45	19
Impairment of venture investment	—	(15)
Strategic review-related charges	—	(46)
Acquisition-related transaction costs	—	(49)
Recognition of acquisition inventory fair value step-up	—	(18)
Paroc marine recall	(2)	(58)
Loss on sale of business	(30)	(91)
Goodwill impairment charge	(1,135)	—
Intangible assets impairment charge	(39)	—
Total Adjusting Items	$(1,214)	$(404)
The reconciliation from Net (loss) earnings from continuing operations attributable to Owens Corning to EBITDA and Adjusted EBITDA is shown in the table below:

	Twelve Months Ended December 31,
(In millions)	2025	2024
NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO OWENS CORNING	$(188)	$947
Net loss attributable to non-redeemable and redeemable noncontrolling interests	—	—
NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS	(188)	947
Equity in net earnings of affiliates	1	6
Income tax expense	293	334
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	104	1,275
Interest expense, net	256	208
EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	360	1,483
Less: Adjusting items from above	(1,214)	(404)
Depreciation and amortization	694	581
ADJUSTED EBITDA FROM CONTINUING OPERATIONS	$2,268	$2,468
Segment Results
Effective January 1, 2025, we changed our segment measure of profitability for our reportable segments from Earnings before interest and taxes ("EBIT") to EBITDA, as the measure used for purposes of making decisions about allocating resources to the segments and assessing performance. Prior period amounts have been recast to reflect the new segment measure for profitability.
EBITDA by segment consists of net sales, less related costs and expenses plus depreciation and amortization. EBITDA is presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in EBITDA for our reportable segments and are included in the Corporate, Other and Eliminations category, which is presented following the discussion of our reportable segments. Segment EBITDA is the principal measure used by the chief operating decision maker ("CODM") to assess segment performance and make decisions on the allocation of resources.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Roofing
The table below provides a summary of net sales and EBITDA for the Roofing segment:

	Twelve Months Ended December 31,
(In millions)	2025	2024
Net sales	$4,437	$4,630
% change from prior year	-4%	—%
EBITDA	$1,411	$1,532
EBITDA as a % of net sales	32%	33%
NET SALES
In our Roofing segment, net sales decreased $193 million in 2025 compared to 2024. Lower volumes of approximately 7% were partially offset by higher selling prices of $129 million.
EBITDA
In our Roofing segment, EBITDA decreased $121 million in 2025 compared to 2024. Lower volumes, input cost inflation of $52 million, and higher manufacturing costs of $20 million were partially offset by higher selling prices of $129 million. The remaining variance was driven by unfavorable mix, higher selling, general, and administrative expenses, and higher delivery costs of $7 million.
OUTLOOK
In our Roofing segment, the Company expects non-discretionary roof replacement activity to ease in the near-term. Uncertainties that may impact Roofing demand include demand from storms and other weather-related events (including the frequency thereof), competitive pricing pressure and the cost and availability of raw materials, particularly asphalt. The Company expects global non-residential construction markets to be relatively stable in the near-term. The Company will continue to focus on managing costs, capital expenditures and working capital to best service the market demand.
Insulation
The table below provides a summary of net sales and EBITDA for the Insulation segment:

	Twelve Months Ended December 31,
(In millions)	2025	2024
Net sales	$3,700	$3,926
% change from prior year	-6%	1%
EBITDA	$848	$945
EBITDA as a % of net sales	23%	24%
NET SALES
In our Insulation segment, 2025 net sales decreased $226 million compared to 2024. The decrease was primarily driven by lower sales volumes of approximately 5%, a $68 million unfavorable impact from the divestiture of our building materials business in China and Korea and slightly unfavorable mix. These items were partially offset by favorable selling prices of $27 million and a $23 million favorable impact of translating sales denominated in foreign currencies into United States dollars.
EBITDA
In our Insulation segment, EBITDA decreased $97 million in 2025 compared to 2024. The decrease was driven by lower sales volumes, the impact of production downtime of $50 million and input cost inflation of $42 million. This was partially offset by lower manufacturing costs of $30 million, higher selling prices of $27 million, and favorable mix.

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
During the fourth quarter of 2025, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was approximately 1.330 million starts, which is down from 1.379 million starts in the fourth quarter of 2024.
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
Doors
The table below provides a summary of net sales and EBITDA for the Doors segment:

	Twelve Months Ended December 31,
(In millions)	2025	2024
Net sales	$2,125	$1,448
% change from prior year	47%	N/A
EBITDA	$232	$232
EBITDA as a % of net sales	11%	16%
NET SALES
In our Doors segment, 2025 net sales increased $677 million compared to 2024, primarily due to the acquisition of Masonite, which was completed on May 15, 2024. This was partially offset by lower volumes of approximately 8% and lower selling prices of $3 million, partially offset by slightly favorable mix.
EBITDA
In our Doors segment, EBITDA remained flat in 2025 compared to 2024. The benefit of the acquisition of Masonite, which was completed on May 15, 2024, along with lower selling, general and administrative expenses and slightly favorable mix were offset by higher input cost inflation of $43 million, lower volumes, unfavorable manufacturing performance of $20 million and lower selling prices of $3 million.
OUTLOOK
The outlook for the Doors segment is driven by the new residential construction and residential repair and remodeling markets in North America and Europe. The Company expects the North America residential new construction market to remain challenged in the near-term, with discretionary residential repair and remodeling activity in North America remaining soft. Due to a weak macroeconomic outlook, the Company expects these markets to remain challenged. The Company will concentrate on managing costs, capturing synergies, capital expenditures and working capital.
Corporate, Other and Eliminations
Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in EBITDA for our reportable segments and are included within Corporate, Other and Eliminations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The table below provides a summary of EBITDA for the Corporate, Other and Eliminations category:

	Twelve Months Ended December 31,
(In millions)	2025	2024
Restructuring excluding depreciation and amortization	$(27)	$(73)
Acquisition-related integration costs excluding amortization	(26)	(73)
Gains on sale of certain precious metals	45	19
Impairment of venture investment	—	(15)
Strategic review-related charges	—	(46)
Acquisition-related transaction costs	—	(49)
Recognition of acquisition inventory fair value step-up	—	(18)
Paroc marine recall	(2)	(58)
Loss on sale of business	(30)	(91)
Goodwill impairment charge	(1,135)	—
Intangible assets impairment charge	(39)	—
General corporate expense and other	(223)	(241)
EBITDA	$(1,437)	$(645)
EBITDA
The impact on EBITDA from Corporate, Other and Eliminations in 2025 was $792 million higher compared to 2024. The increase was primarily driven by the goodwill impairment charge related to the Doors segment, partially offset by lower acquisition-related charges, lower divestiture-related charges, and lower restructuring costs.
General corporate expense and other in 2025 was $18 million lower than in 2024, mainly due to lower incentive compensation related charges.
OUTLOOK
In 2026, we expect general corporate expenses to be approximately $245 million to $255 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary sources of liquidity are its balance of Cash and cash equivalents from continuing operations of $345 million as of December 31, 2025, its commercial paper program ("CP Program") and Senior Revolving Credit Facility (as defined below).
The Company has a $1.5 billion senior revolving credit facility (the “Senior Revolving Credit Facility”) that has been amended from time to time. The Senior Revolving Credit Facility was amended in March 2025 to increase the borrowing limit from $1.0 billion to $1.5 billion and extend the maturity date to March 2030. No other significant terms impacting liquidity were amended.
The agreement governing our Senior Revolving Credit Facility contains various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. The Senior Revolving Credit Facility was amended in February 2026 to exclude specified 2025 non‑cash impairment charges from the leverage ratio calculation. We were in compliance with the covenants in the Senior Revolving Credit Facility as of December 31, 2025.
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
Cash Flows
Cash and cash equivalents were $407 million as of December 31, 2025, compared to $369 million as of December 31, 2024. Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of December 31, 2025 and December 31, 2024, the Company had $97 million and $95 million, respectively, in cash and cash equivalents in certain of its foreign subsidiaries. The Company continues to assert indefinite reinvestment in accordance with Accounting Standards Codification (“ASC”) 740 based on the laws as of enactment of the tax legislation.
Operating activities: Net cash flow provided by operating activities decreased by $106 million for the twelve months ended December 31, 2025 compared to the same period in 2024. The decrease was primarily due to net cash used in other operating activities and pension fund contributions, partially offset by the change in working capital and higher cash earnings in the current year. This is partially offset by higher cash earnings. For the twelve months ended December 31, 2025, there was no depreciation and amortization related to discontinued operations.
Investing activities: Net cash flow used for investing activities decreased by $2,628 million for the twelve months ended December 31, 2025 compared to the same period in 2024. The decrease was primarily driven by the Masonite acquisition in the prior year. For the twelve months ended December 31, 2025, cash paid for property, plant and equipment related to discontinued operations was $89 million.
Financing activities: Net cash flow used for financing activities increased by $1,406 million for the twelve months ended December 31, 2025 compared to the same period in 2024. The increase was primarily driven by lower net proceeds from long-term debt and higher treasury stock repurchases in the current year, slightly offset by the issuance of CP Notes.
Material Cash Requirements
Our anticipated uses of cash include capital expenditures, working capital needs, share repurchases, meeting financial obligations, payments of any dividends authorized by our Board of Directors, acquisitions, restructuring actions and pension contributions. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our Senior Revolving Credit Facility and our CP Program, will provide ample liquidity to enable us to meet our cash requirements for at least the next 12 months and foreseeable future thereafter.
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
Capital Expenditures
Our capital expenditures are primarily related to the maintenance and rebuild of our long-term assets, as well as investing in projects that support growth and innovation to further our enterprise strategy. Our capital expenditures were $824 million in 2025. We expect to have capital expenditures of approximately $800 million in 2026. We expect that capital expenditures will primarily be funded through cash flows from operations. See Note 3 and Note 7 of the Consolidated Financial Statements for additional information on Property, plant and equipment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Long-term Debt Obligations, including Current Portion of Long-term Debt
As of December 31, 2025, the Company had $5.2 billion of total debt, which mostly consists of long-term debt relating to various outstanding senior notes. In addition, the Company's current portion of long-term debt primarily relates to $399 million of the current portion of 3.4% senior notes maturing in the third quarter of 2026 and $36 million of the current portion of finance leases. Further discussion of the amount and timing of the future scheduled maturities of our senior notes can be found in Note 14 of the Consolidated Financial Statements. There were no outstanding borrowings on our Senior Revolving Credit Facility as of December 31, 2025.
Interest on Debt
We are obligated to make periodic interest payments at fixed rates, depending on the terms of the applicable debt agreements. Based on interest rates and scheduled maturities as of December 31, 2025, these interest obligations range from $169 million to $241 million annually over the next five years.
Short-term Debt
As of December 31, 2025, the Company's short-term debt includes $50 million of CP Notes. The proceeds from the CP Notes are used to finance the Company’s short-term liquidity needs and other general corporate purposes.
Finance Lease Obligations
Our finance lease obligations primarily consist of real estate, oxygen plants, computers and software and fleet vehicles. As of December 31, 2025, we had a total of $430 million of minimum finance lease payments. Further discussion of the future maturities of these lease liabilities can be found in Note 10 of the Consolidated Financial Statements.
Operating Lease Obligations
Our operating lease obligations primarily consist of real estate and material handling equipment. As of December 31, 2025, we had a total of $663 million of minimum operating lease payments. Further discussion of the future maturities of these lease liabilities can be found in Note 10 of the Consolidated Financial Statements.
Purchase Obligations
Purchase obligations are commitments to suppliers to purchase goods or services, and include take-or-pay arrangements, capital expenditures, and contractual commitments to purchase equipment. As of December 31, 2025, the total of these obligations was $482 million, inclusive of $326 million payable in the next 12 months. The Company did not include ordinary course of business purchase orders in this amount as the majority of such purchase orders may be canceled and are reflected in historical operating cash flow trends. The Company does not believe such purchase orders will adversely affect our liquidity position.
Share Repurchases
On May 13, 2025, the Board of Directors approved the 2025 Repurchase Authorization. The Repurchase Authorizations enable the Company to repurchase shares through the open market, privately negotiated, or other transactions. The actual number of shares repurchased will depend on timing, market conditions and other factors and will be at the Company’s discretion.
In 2025, the Company repurchased 5.9 million shares of the Company’s common stock for $777 million, inclusive of applicable taxes, under previously announced Repurchase Authorizations. As of December 31, 2025, 12.5 million shares remained available for repurchase under the Repurchase Authorizations.
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
Debt
On March 15, 2025, the Company amended the Senior Revolving Credit Facility to increase the available principal amount from $1.0 billion to $1.5 billion and to extend the maturity to March 2030. During the first quarter of 2025, the Company borrowed $30 million under the Senior Revolving Credit Facility, which was subsequently repaid with proceeds from the issuance of CP Notes. The Company had no borrowings outstanding and $1.5 billion available under the Senior Revolving Credit Facility as of December 31, 2025.
On March 5, 2025, the Company established a CP Program for the issuance of CP Notes with maturities ranging up to 397 days from the date of issuance. As of December 31, 2025, there were $50 million of CP Notes outstanding under the CP Program with a weighted average interest rate and weighted average maturity period of 3.95% and 13 days, respectively. We do not intend to have outstanding borrowings under the CP Program in excess of available capacity under our Senior Revolving Credit Facility.
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
Fair Value Measurement
Please refer to Notes 1, 5, 14, 15 and 16 of the Consolidated Financial Statements.
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
The Company believes that the following accounting estimates are critical to our financial results:
Fair Values of Assets Acquired and Liabilities Assumed in Acquisitions
Assets acquired and liabilities assumed in a business combination are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill on the balance sheet if the purchase price exceeds the estimated net fair value or as a bargain purchase gain on the income statement if the purchase price is less than the estimated net fair value. We apply significant judgment in estimating the fair value of assets acquired and liabilities assumed, which involves the use of significant estimates and assumptions. Changes in these judgments or estimates can have a material impact on the valuation of the respective assets and liabilities acquired and our results of operations in periods after acquisition. The allocation of the purchase price is preliminary for up to one year after the acquisition date as more information is obtained about the fair value of assets acquired and liabilities assumed. See Note 8 of the Consolidated Financial Statements for further information on the fair values of assets acquired and liabilities assumed in recent business combinations, as well as the measurement period adjustments to the purchase price allocation.
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
The Company has recorded its goodwill and conducted testing for potential goodwill impairment at a reporting unit level. Our reporting units represent a business for which discrete financial information is available and segment management regularly reviews the operating results. The Company has three reporting units: Roofing, Insulation and Doors.
2025 Goodwill Impairment Assessments
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
When it is determined necessary for the Company to perform the quantitative impairment process for goodwill, we estimate fair values using a discounted cash flow approach from the perspective of a market participant, as well as the market approach. Significant assumptions used in the discounted cash flow approach are the revenue growth rates and EBITDA margins used in estimating discrete period cash flow forecasts of the reporting unit, the discount rate, the reporting unit tax rate and the long-term revenue growth rate and EBITDA margin used in estimating the terminal business value. The cash flow forecasts of the reporting unit are based upon management’s long-term view of our markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The reporting unit specific tax rate is based on blended global historical rates. The terminal business value is determined by applying the long-term growth rate to the latest year for which a forecast exists. For the market approach, we use market multiples derived from a set of similar companies. As part of our goodwill quantitative testing process, the Company evaluates whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing.
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
Remaining Composites Goodwill was allocated between the Roofing and Insulation segments, on a relative fair value basis, based on the discounted cash flows of the portions of the Composites business that were integrated into each. This resulted in an allocation of $263 million of Goodwill to the Roofing reporting unit, and $63 million of Goodwill to the Insulation reporting unit. These amounts are presented as part of the re-segmented reportable segment disclosures as of December 31, 2025 and December 31, 2024 shown in Note 6 of the Consolidated Financial Statements.
Second Quarter Goodwill Triggering Event
In the second quarter of 2025, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of the Doors reporting unit below its carrying value. The narrow cushion on the Doors reporting unit, due to its recent acquisition, and the high level of near-term macroeconomic uncertainty caused by announced tariffs, triggered the Company to perform an interim goodwill impairment test as of June 30, 2025 for the Doors reporting unit. The fair value of the reporting unit was determined based on an equally weighted combination of the discounted cash flow analysis, or income approach, as well as the Guideline Public Company Method, or a market approach, based on market multiples of comparable companies.
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
Third Quarter Goodwill and Indefinite Lived Intangibles Triggering Event and Definite Lived Recoverability Test
In the third quarter of 2025, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of our reporting units below their carrying values. The narrow cushion on the Doors reporting unit, due to its recent acquisition, and the continuation of the previously disclosed macroeconomic uncertainty including softness in North America discretionary residential repair and remodeling activity and near-term challenges in North America residential new construction, triggered the Company to perform an interim goodwill impairment test as of September 30, 2025. The fair value of the reporting unit was determined based on an equally weighted combination of the discounted cash flow analysis, or income approach, as well as the Guideline Public Company Method, or a market approach, based on market multiples of comparable companies.
Based on the results of this testing, the Company recorded a $780 million pre-tax non-cash impairment charge, equal to the excess of the Doors reporting unit's carrying value over its fair value, in the third quarter of 2025. This charge was recorded in Goodwill impairment charge on the Consolidated Statements of (Loss) Earnings, and was included in the Corporate, Other and Eliminations reporting category. The reduction in fair value for the Doors reporting unit, and corresponding impairment charge, was primarily driven by a decrease in near-term revenue, including 2026, as a result of the macroeconomic uncertainty.
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
Also, in the third quarter of 2025, we performed an interim impairment test for an indefinite-lived tradename used by our Doors reportable segment, based on the macroeconomic conditions that precipitated the interim goodwill impairment test described above. As a result of this test, we determined that no impairment existed for the tradename.

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
Annual Goodwill Testing
Our annual test of goodwill for impairment was conducted as of October 1, 2025. The Company elected to perform the qualitative approach on all of its reporting units. After evaluating and weighing all relevant events and circumstances, we concluded it is more likely than not that the fair value of the Roofing and Insulation reporting units exceeds their respective carrying value amounts while the Doors reporting unit business enterprise value approximates its carrying value given the impairment taken in the third quarter of 2025 and the timing of the annual test.
Fourth Quarter Goodwill and Indefinite Lived Intangibles Triggering Event
Subsequent to the annual test for our reporting units, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of our reporting units below their carrying values. The narrow cushion on the Doors reporting unit, due to the impairment taken in the third quarter of 2025, and the continuation of the previously disclosed macroeconomic uncertainty including sustained softness in North America discretionary residential repair and remodeling activity and increased near-term challenges in North America residential new construction, triggered the Company to perform an interim goodwill impairment test as of December 31, 2025. The fair value of the reporting unit was determined based on an equally weighted combination of the discounted cash flow analysis, or income approach, as well as the Guideline Public Company Method, or a market approach, based on market multiples of comparable companies.
Based on the results of this testing, the Company recorded a $355 million pre-tax non-cash impairment charge, equal to the excess of the Doors reporting unit's carrying value over its fair value, in the fourth quarter of 2025. This charge was recorded in Goodwill impairment charge on the Consolidated Statements of (Loss) Earnings, and was included in the Corporate, Other and Eliminations reporting category. The reduction in fair value for the Doors reporting unit, and corresponding impairment charge, was primarily driven by a further decrease in near-term revenue, including 2026, as a result of the macroeconomic uncertainty.
The most significant assumptions used in the fair value analysis were base year revenue, revenue growth rate, long-term growth rate, adjusted EBITDA margins, discount rate and market multiples under the market approach.
If all other assumptions remain constant, a 1% decrease in the base year revenue would decrease the fair value by approximately 1%, a 1% decrease in the revenue growth rates would decrease the fair value by approximately 5%, a 1% decrease in the long-term growth rate would decrease the fair value by approximately 3%, a 0.5% decrease in forecasted adjusted EBITDA margins would decrease the fair value by approximately 5%, a 0.5% increase in the selected discount rate of 12.0% would decrease the fair value by approximately 3%, and a decrease of 1 in the selected market multiples under the market approach would decrease the fair value by approximately 6%.
The remaining balance of goodwill for the Doors reporting unit of $380 million as of December 31, 2025 continues to be at risk for future impairment. Continued uncertainty surrounding the macroeconomic factors impacting this reporting unit or changes in the significant assumptions mentioned above, could increase the likelihood of an additional future impairment.
Also, in the fourth quarter of 2025, we performed an interim impairment test for the indefinite-lived tradename previously tested in the third quarter of 2025, based on the macroeconomic conditions that precipitated the fourth quarter interim goodwill impairment test described above. As a result of this test, the Company recorded a pre-tax non-cash impairment charge of $39 million. This charge was recorded in Intangible assets impairment charge on the Consolidated Statements of (Loss) Earnings and was included in the Corporate, Other and Eliminations reporting category.

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
The following table summarizes the segment allocation of recorded goodwill on our Consolidated Balance Sheet as of December 31, 2025:

(In millions)	December 31, 2025	Percent of Total
Roofing	$661	39%
Insulation	638	38
Doors	380	23
Total goodwill	$1,679	100%
Annual 2025 Indefinite-lived Intangible Asset Impairment Assessment
Fair values used in testing for potential impairment of our trademarks and trade names are calculated by applying an estimated market value royalty rate to the forecasted revenues of the businesses that utilize those assets. The assumed cash flows from this calculation are discounted at a rate based on a market-participant discount rate. Our annual test of indefinite-lived intangibles was conducted as of October 1, 2025. The fair value of each of our indefinite-lived intangible assets exceeded the carrying value as of the date of our assessment.
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
Foreign Exchange Rate Risk
The Company has transactional foreign currency exposures related to buying, selling and financing in currencies other than the local currencies in which it operates. The Company enters into various forward contracts, which change in value as foreign currency exchange rates change, to preserve the carrying amount of foreign currency-denominated assets, liabilities, commitments and certain anticipated foreign currency transactions. Exposures in U.S. Dollars primarily relate to the Mexican Peso, Indian Rupee, Brazilian Real, Hong Kong Dollar, European Euro, South Korean Won, Japanese Yen and the Chinese Yuan. In addition, exposures in European Euro primarily relate to the Polish Złoty, U.S. Dollar, Danish Krone and the Norwegian Krone.
These transactional risks are mitigated through the use of derivative financial instruments and balancing of cash deposits and loans. The net fair value of derivative financial instruments used to limit exposure to foreign exchange rate risk was an asset of approximately $1 million as of December 31, 2025. As of December 31, 2025, the potential change in fair value for such financial instruments from an increase of 10% in the quoted foreign currency exchange rates would be a decrease of approximately $14 million.
We have translation exposure resulting from translating the financial statements of foreign subsidiaries into United States Dollars. Our most significant translation exposures are the European Euro, Canadian Dollar, Polish Złoty, Swedish Krona and Chinese Yuan in relation to the United States Dollar.
Interest Rate Risk
The Company is subject to market risk from exposure to changes in interest rates due to its financing, investing and cash management activities. The Company has a Senior Revolving Credit Facility, commercial paper program and cash and cash equivalents which are exposed to floating interest rates and may impact cash flow. As of December 31, 2025 and 2024, the Company had no borrowings on its Senior Revolving Credit Facility. Commercial paper borrowings were $50 million as of December 31, 2025 and are subject to changes in short-term interest rates. Cash and cash equivalents were $345 million and $321 million at December 31, 2025 and 2024, respectively. The impact of a one percentage point increase in the interest rate of the Company's outstanding borrowings commercial paper at December 31, 2025 would have been an increase to annual net interest expense of less than $1 million.
The fair market value of the Company’s senior notes are subject to interest rate risk. The following table shows how a one percentage point increase in interest rates would impact the fair market value of the senior notes:

	Senior Notes Maturity Year
As of December 31, 2025:	2026	2027	2029	2030	2034	2036	2047	2048	2054
Decrease in fair value	1%	1%	3%	4%	6%	7%	12%	12%	12%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
Commodity Price Risk
The Company is exposed to changes in prices of commodities used in its operations, primarily associated with energy, such as natural gas, and raw materials, such as asphalt and polystyrene. The Company uses a combination of derivative financial instruments and physical contracts to manage forecasted exposure to electricity and natural gas prices. The Company enters into cash-settled natural gas forward swap contracts in certain markets to protect against changes in natural gas prices that mature within 15 months; however, no financial instruments are currently used to protect against changes in raw material costs. At December 31, 2025, the net fair value of such natural gas forward swap contracts was a liability of $2 million. An increase of 10% in the underlying commodity prices would result in an increase in fair value of $3 million as of December 31, 2025. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in the Internal Control-Integrated Framework in 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
PricewaterhouseCoopers LLP has audited the effectiveness of the internal controls over financial reporting as of December 31, 2025, as stated in their Report of Independent Registered Public Accounting Firm within Item 8. Financial Statements and Supplementary Data.
Based on our assessment, management determined that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Owens Corning
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Owens Corning and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of (loss) earnings, of comprehensive (loss) earnings, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Third Quarter Interim Goodwill Impairment Test – Doors Reporting Unit
As described in Note 6 to the consolidated financial statements, the Company’s goodwill balance was $1.7 billion as of December 31, 2025, and the goodwill associated with the Doors reporting unit was $380 million. Management tests goodwill for impairment as of October 1st each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The narrow cushion on the Doors reporting unit, due to its recent acquisition, and the continuation of macroeconomic uncertainty including softness in North America discretionary residential repair and remodeling activity and near-term challenges in North America residential new construction, triggered management to perform an interim goodwill impairment test as of September 30, 2025. The fair value of the reporting unit was determined based on an equally weighted combination of the discounted cash flow analysis, or income approach, as well as the Guideline Public Company Method, or a market approach, based on market multiples of comparable companies. Based on the results of this testing, the Company recorded a $780 million impairment charge. The most significant assumptions used in the fair value analysis of the Doors reporting unit were base year revenue, revenue growth rates, long-term growth rate, adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, discount rate, and market multiples under the market approach.
The principal considerations for our determination that performing procedures relating to the third quarter interim goodwill impairment test of the Doors reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Doors reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to base year revenue, revenue growth rates, long-term growth rate, adjusted EBITDA margins, discount rate, market multiples and the equal combination of the income and market approaches; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the valuation of the Doors reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Doors reporting unit; (ii) evaluating the appropriateness of the income and market approaches used by management and the equal combination of the approaches; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to base year revenue, revenue growth rates, long-term growth rate, adjusted EBITDA margins, discount rate, and market multiples. Evaluating management’s assumptions related to the base year revenue, revenue growth rates, and adjusted EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Doors reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches including the equal combination of the approaches and (ii) the reasonableness of the long-term growth rate, discount rate, and market multiples assumptions.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 25, 2026
We have served as the Company’s auditor since 2002.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS
(in millions, except per share amounts)

	Twelve Months Ended December 31,
	2025	2024	2023
NET SALES	$10,103	$9,851	$8,372
COST OF SALES	7,265	6,810	5,942
Gross margin	2,838	3,041	2,430
OPERATING EXPENSES
Marketing and administrative expenses	1,014	959	748
Science and technology expenses	150	131	110
Goodwill impairment charge	1,135	—	—
Intangible assets impairment charge	39	—	—
Loss on sale of business	30	91	—
Gain on sale of site	—	—	(189)
Other expense, net	110	378	122
Total operating expenses	2,478	1,559	791
OPERATING INCOME	360	1,482	1,639
Non-operating (income) expense	—	(1)	143
EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	360	1,483	1,496
Interest expense, net	256	208	74
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	104	1,275	1,422
Income tax expense	293	334	364
Equity in net earnings of affiliates	1	6	3
NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS	(188)	947	1,061
Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax	(334)	(300)	132
NET (LOSS) EARNINGS	$(522)	$647	$1,193

NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS	$(188)	$947	$1,061
Net loss attributable to non-redeemable and redeemable noncontrolling interests	—	—	(3)
NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO OWENS CORNING	(188)	947	1,064
Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax	(334)	(300)	132
NET (LOSS) EARNINGS ATTRIBUTABLE TO OWENS CORNING	$(522)	$647	$1,196
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic - continuing operations	$(2.24)	$10.90	$11.81
Basic - discontinued operations	$(3.98)	$(3.45)	$1.46
Basic	$(6.22)	$7.45	$13.27

Diluted - continuing operations	$(2.24)	$10.79	$11.69
Diluted - discontinued operations	$(3.98)	$(3.42)	$1.45
Diluted	$(6.22)	$7.37	$13.14
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(in millions)

	Twelve Months Ended December 31,
	2025	2024	2023
NET (LOSS) EARNINGS	$(522)	$647	$1,193
Other comprehensive income (loss), net of tax
Currency translation adjustment (net of tax of $0, $0 and $(2), for the periods ended December 31, 2025, 2024 and 2023, respectively)	272	(221)	61
Pension and other postretirement adjustment (net of tax of $0, $(5) and $(36), for the periods ended December 31, 2025, 2024 and 2023, respectively)	(8)	15	105
Hedging adjustment (net of tax of $0, $(4) and $(4), for the periods ended December 31, 2025, 2024 and 2023, respectively)	(6)	13	11
Total other comprehensive income (loss), net of tax	258	(193)	177
TOTAL COMPREHENSIVE (LOSS) EARNINGS	(264)	454	1,370
Comprehensive earnings (loss) attributable to non-redeemable and redeemable noncontrolling interests	4	(6)	(4)
COMPREHENSIVE (LOSS) EARNINGS ATTRIBUTABLE TO OWENS CORNING	$(268)	$460	$1,374
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
ASSETS	2025	2024
CURRENT ASSETS
Cash and cash equivalents	$345	$321
Receivables, less allowance of $4 at December 31, 2025 and $4 at December 31, 2024	937	1,140
Inventories	1,472	1,327
Other current assets	165	163
Current assets of discontinued operations	426	427
Total current assets	3,345	3,378
Property, plant and equipment, net	4,170	3,818
Operating lease right-of-use assets	507	411
Goodwill	1,679	2,745
Intangible assets, net	2,535	2,680
Deferred income taxes	10	8
Other non-current assets	480	456
Non-current assets of discontinued operations	254	579
TOTAL ASSETS	$12,980	$14,075
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,257	$1,301
Current operating lease liabilities	83	83
Short-term debt	50	1
Long-term debt - current portion	435	32
Other current liabilities	613	654
Current liabilities of discontinued operations	222	226
Total current liabilities	2,660	2,297
Long-term debt, net of current portion	4,687	5,067
Pension plan liability	38	42
Other employee benefits liability	96	101
Non-current operating lease liabilities	450	348
Deferred income taxes	737	719
Other liabilities	323	286
Non-current liabilities of discontinued operations	96	95
Total liabilities	9,087	8,955
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid-in capital	4,256	4,228
Accumulated earnings	4,463	5,224
Accumulated other comprehensive deficit	(437)	(691)
Cost of common stock in treasury (c)	(4,430)	(3,685)
Total Owens Corning stockholders’ equity	3,853	5,077
Noncontrolling interests	40	43
Total equity	3,893	5,120
TOTAL LIABILITIES AND EQUITY	$12,980	$14,075
(a)10 shares authorized; none issued or outstanding at December 31, 2025 and December 31, 2024
(b)400 shares authorized; 135.5 issued and 80.2 outstanding at December 31, 2025; 135.5 issued and 85.4 outstanding at December 31, 2024
(c)55.3 shares at December 31, 2025 and 50.1 shares at December 31, 2024
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	December 31,
	2025	2024	2023
Total equity, beginning of period	$5,120	$5,185	$4,596
Common stock, $0.01 par value per share
Beginning of period	1	1	1
End of period	1	1	1
Treasury stock, $0.01 par value per share
Beginning of period	(3,685)	(3,292)	(2,678)
Issuance of common stock under share-based payment plans	74	95	48
Purchase of treasury stock	(819)	(488)	(662)
End of period	(4,430)	(3,685)	(3,292)
Additional paid-in capital (APIC):
Beginning of period	4,228	4,166	4,139
Redeemable noncontrolling interest adjustment to redemption value	—	(1)	(2)
Issuance of common stock under share-based payment plans	(43)	(65)	(22)
Stock-based compensation expense	71	93	51
Fair value of awards included in transaction consideration	—	35	—
End of period	4,256	4,228	4,166
Accumulated earnings:
Beginning of period	5,224	4,794	3,794
Net earnings attributable to Owens Corning	(522)	647	1,196
Dividends declared (a)	(239)	(217)	(196)
End of period	4,463	5,224	4,794
Accumulated other comprehensive earnings/deficit (AOCI):
Beginning of period	(691)	(503)	(681)
Currency translation adjustment	252	(216)	62
Currency translation adjustment as a result of sale of business	16	—	—
Pension and other postretirement adjustment (net of tax)	(8)	15	105
Deferred gain (loss) on hedging transactions (net of tax)	(6)	13	11
End of period	(437)	(691)	(503)
Noncontrolling Interest (NCI):
Beginning of period	43	19	21
Net earnings attributable to non-redeemable noncontrolling interests	—	—	1
Return of capital to non-redeemable noncontrolling interests	—	(3)	—
Dividends distributed to non-redeemable noncontrolling interests	(4)	(3)	(2)
Currency translation adjustment	4	(5)	(1)
(Reductions) purchases of noncontrolling interest	(3)	35	—
End of period	40	43	19
Total equity, end of period	$3,893	$5,120	$5,185

Common shares outstanding:
Beginning of period	85.4	87.2	91.9
Issuance of common stock under share-based payment plans	1.0	1.1	1.1
Purchase of treasury stock	(6.2)	(2.9)	(5.8)
End of period	80.2	85.4	87.2
Treasury shares outstanding:
Beginning of period	50.1	48.3	43.6
Issuance of common stock under share-based payment plans	(1.0)	(1.1)	(1.1)
Purchase of treasury stock	6.2	2.9	5.8
End of period	55.3	50.1	48.3
(a)Dividend declarations of $2.86, $2.49 and $2.16 per share as of the twelve months ended December 31, 2025, 2024 and 2023, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Twelve Months Ended December 31,
	2025	2024	2023
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$(522)	$647	$1,193
Adjustments to reconcile net (loss) earnings to cash provided from operating activities:
Gain/(Loss) on discontinued operations	451	—	—
Depreciation and amortization	694	677	609
Loss on sale of business	30	91	—
Impairment due to strategic review	—	483	—
Deferred income taxes	43	(92)	26
Pension annuity settlement charge	—	—	145
Stock-based compensation expense	71	93	51
Goodwill impairment	1,135	—	—
Intangible assets impairment charge	39	—	—
Gain on sale of site	—	—	(189)
Gains on sale of certain precious metals	(45)	(19)	(2)
Other adjustments to reconcile net earnings to cash from operating activities	(26)	(15)	(44)
Change in operating assets and liabilities:
Changes in receivables, net	235	6	(26)
Change in inventories	(65)	(43)	148
Change in accounts payable and accrued liabilities	(130)	13	(158)
Changes in other operating assets and liabilities	(63)	71	3
Pension fund contribution	(16)	(7)	(18)
Payments for other employee benefits liabilities	(9)	(10)	(11)
Other	(36)	(3)	(8)
Net cash flow provided by operating activities	1,786	1,892	1,719
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(824)	(647)	(526)
Proceeds from sale of assets or affiliates	68	115	194
Investment in subsidiaries and affiliates, net of cash acquired	—	(2,857)	(6)
Other	(9)	(4)	(18)
Net cash flow used for investing activities	(765)	(3,393)	(356)
NET CASH FLOW (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	329	720	—
Payments on senior revolving credit and receivables securitization facilities	(329)	(720)	—
Net proceeds from commercial paper	50	—	—
Proceeds from term loan borrowing	—	2,784	—
Payments on term loan borrowing	—	(2,800)	—
Proceeds from long-term debt	—	1,968	—
Payments on long-term debt	(29)	(873)	—
Dividends paid	(232)	(208)	(188)
Purchases of treasury stock	(815)	(491)	(657)
Finance lease payments	(45)	(41)	(33)
Other	(1)	(5)	1
Net cash flow (used for) provided by financing activities	(1,072)	334	(877)
Effect of exchange rate changes on cash	89	(87)	30
Net increase in cash, cash equivalents and restricted cash	38	(1,254)	516
Cash, cash equivalents and restricted cash, beginning of period	369	1,623	1,107
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$407	$369	$1,623
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in these notes refer to Owens Corning and its subsidiaries.
Description of Business
Owens Corning, a Delaware corporation, is a building products leader committed to building a sustainable future through material innovation. Our products provide durable, sustainable and energy-efficient solutions that leverage our unique capabilities and market-leading positions to help our customers win and grow. The Company operates within three segments: Roofing, Insulation, and Doors. Through these lines of business, Owens Corning manufactures and sells products worldwide. We are a market leader in many of our major product categories.
Acquisition of Masonite International Corporation
On May 15, 2024, the Company acquired all of the outstanding shares of Masonite International Corporation (“Masonite”) at a purchase price of $133.00 per share (the "Arrangement"). Masonite was a leading global designer, manufacturer, marketer and distributor of interior and exterior doors and door systems for residential new construction and residential repair and remodeling. The addition of Masonite's market-leading doors business creates a new growth platform for the Company, strengthening the Company's position in building and construction and expanding its offering of branded residential building products.
Masonite's operating results and purchase price allocation have been included in the Company's Doors reportable segment from May 15, 2024, the effective date of the Arrangement, within the Consolidated Financial Statements. Please refer to Note 8 of the Consolidated Financial Statements for further information.
Dividends
On February 5, 2026, the Board of Directors declared a quarterly dividend of $0.79 per common share payable on April 9, 2026 to shareholders of record as of March 9, 2026.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States.
On February 14, 2025, the Company announced the sale of its glass reinforcements ("GR") business. The transaction represented a strategic shift that has a major effect on the Company's operations and financial results and therefore, beginning with the quarterly report on Form 10-Q for the period ended March 31, 2025, and including this annual report on Form 10-K for the period ended December 31, 2025, the glass reinforcements financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented. Unless otherwise specified, these notes to the Consolidated Financial Statements reflect continuing operations. The Consolidated Statements of Cash Flows present cash flows from both continuing and discontinued operations. Please refer to Note 2 of the Consolidated Financial Statements for further information. Due to the reorganization of our reportable segments as of January 1, 2025, prior period information has been recast to align with our new reportable segments. Please refer to Note 3 of the Consolidated Financial Statements for further information.
Principles of Consolidation
The Consolidated Financial Statements of the Company include the accounts of majority-owned subsidiaries. Intercompany accounts and transactions are eliminated.
Reclassifications
Certain reclassifications have been made to the 2024 and 2023 Consolidated Financial Statements and Notes to the Consolidated Financial Statements to conform to the classifications used in 2025.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
We sell separately-priced warranties that extend certain product and workmanship coverages beyond our standard product warranty, which is described in Note 12. The up-front consideration on extended warranty contracts is deferred and recognized as revenue over time, based on the respective coverage period, ranging from 16 to 20 years. On an annual basis, we expect to recognize approximately $10 million of revenue associated with these extended warranty contracts. Additionally, in certain limited cases, we receive consideration before goods or services are transferred to the customer. These customer down payments and deposits are deferred, and typically recognized as revenue in the following quarters when we satisfy the related performance obligations.
As of December 31, 2025, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $133 million. As of December 31, 2024, our contract liability balances totaled $118 million, of which $25 million was recognized as revenue throughout 2025. As of December 31, 2023, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $101 million, of which $21 million was recognized as revenue throughout 2024. As of December 31, 2022, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $89 million, of which $18 million was recognized as revenue throughout 2023.
As a practical expedient, we recognize incremental costs of obtaining a contract, if any, as an expense when incurred if the amortization period of the asset would have been one year or less. We do not have any costs to obtain or fulfill a contract that are capitalized under Accounting Standards Codification (“ASC”) 606.
Cost of Sales
Cost of sales includes material, labor, energy and manufacturing overhead costs, including depreciation and amortization expense associated with the manufacture and distribution of the Company’s products. Provisions for warranties are provided in the same period that the related sales are recorded and are based on historical experience, current conditions and contractual obligations, as applicable. Distribution costs include inbound freight costs; purchasing and receiving costs; inspection costs; warehousing costs; shipping and handling costs, which include costs incurred relating to preparing, packaging, and shipping products to customers; and other costs of the Company’s distribution network. We account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of performance obligations. All shipping and handling costs billed to the customer are included as net sales in the Consolidated Statements of (Loss) Earnings.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Marketing and Administrative Expenses
Marketing and administrative expenses on the Consolidated Statements of (Loss) Earnings are primarily related to employee salary and benefits, outside service fees, contributions to retirement plans, healthcare plans and other administrative expenses. Marketing and advertising expenses are included in Marketing and administrative expenses. These costs include advertising and marketing communications, which are expensed the first time the advertisement takes place. Marketing and advertising expenses for the years ended December 31, 2025, 2024 and 2023 were $144 million, $132 million and $119 million, respectively.
Science and Technology Expenses
The Company incurs certain expenses related to science and technology, which primarily relate to the Company's research and development activities. These expenses include salaries, building and equipment costs, utilities, administrative expenses, materials and supplies associated with the improvement and development of the Company’s products and manufacturing processes. These costs are expensed as incurred, in line with the requirements of ASC 730.
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
Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with the requirements of Accounting Standard Updates (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 236),” the allowance for credit losses is based on the Company’s assessment of the expected losses of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered.
Our customers consist mainly of distributors, home centers, contractors and retailers. Two of our largest customers accounted for approximately 25% and 11%, respectively, of accounts receivable as of December 31, 2025.
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
Investments in Affiliates
The Company accounts for investments in affiliates of 20% to 50% ownership when the Company does not have a controlling financial interest using the equity method under which the Company’s share of earnings and losses of the affiliate are reflected in earnings, and dividends are credited against the investment in affiliate when declared. Investments in affiliates are recorded in Other non-current assets on the Consolidated Balance Sheets, and as of December 31, 2025 and 2024, the total value of investments was $62 million and $86 million, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Goodwill and Other Intangible Assets
Goodwill assets are not amortized but are tested for impairment on at least an annual basis. The Company has the option to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform a quantitative test. In the current year, as part of the annual assessment, the Company used a qualitative approach to determine whether the fair value of a reporting unit was less than its carrying amount.
Events and circumstances we consider in performing the qualitative assessment include macro-economic conditions, market and industry conditions, internal cost factors, and the operational stability and the overall financial performance of the reporting units. When it is determined necessary for the Company to perform the quantitative testing process for goodwill, the Company estimates fair values using an equally weighted combination of the discounted cash flow analysis, or income approach, as well as the Guideline Public Company Method, or a market approach, based on market multiples of comparable companies. The most significant assumptions used in the fair value analysis are base year revenue, revenue growth rate, long-term growth rate, adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, discount rate, and market multiples under the market approach. The cash flow forecasts of the reporting units are based upon management’s long-term view of our markets and are the forecasts that are used by senior management and the Board of Directors to evaluate operating performance. The discount rate utilized is management’s estimate of what the market’s weighted average cost of capital is for a company with a similar debt rating and stock volatility, as measured by beta. The terminal business value is determined by applying the long-term growth rate to the latest year for which a forecast exists. As part of our goodwill quantitative testing process, we would evaluate whether there are reasonably likely changes to management’s estimates that would have a material impact on the results of the goodwill impairment testing.
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
The inputs for the goodwill and indefinite-lived intangible tests are considered Level 3 inputs under the fair value hierarchy as they are the Company’s own data, and are unobservable in the marketplace. Indefinite-lived intangible assets purchased through acquisitions are generally tested qualitatively for impairment in the first year following the acquisition before transitioning to the methodology described herein in subsequent years.
Definite-lived intangible assets are amortized using the straight-line method over their estimated useful lives. The Company reviews our intangibles with finite useful lives at the asset group level on a quarterly basis or as events occur that would more likely than not reduce the fair value of amortizable intangible assets below its carrying amount. If the sum of the expected undiscounted cash flows is less than the carrying value of the asset group, then an impairment loss would be recognized for the difference between the carrying amount and the fair value.
Please refer to Note 6 for additional disclosures related to Goodwill and Other Intangible Assets.
Emissions Rights
The Company is allotted carbon emission credit allowances (“emissions rights”) from several of the governments of the countries and territories in which it operates. When the Company emits more than the allotted amounts, additional emissions rights must be purchased. These emissions rights are recorded at market value as of the date of issuance and are classified as Intangible assets on the Consolidated Balance Sheets.

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
When assets are retired or otherwise disposed, their carrying values and accumulated depreciation are removed from the accounts and any gain or loss is included in the Consolidated Statements of (Loss) Earnings. Expenditures for normal maintenance and repairs are expensed as incurred.
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
The Company's outstanding obligations under the Programs for the twelve months ended December 31, 2025 and 2024 are as follows:

	Twelve Months Ended December 31,
(In millions)	2025	2024
Confirmed obligations outstanding at the beginning of the year	$234	$211
Invoices confirmed during the year	571	566
Confirmed invoices paid during the year	(609)	(543)
Confirmed obligations outstanding at the end of the year	$196	$234
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
The Company performs an analysis for effectiveness of its derivatives designated as hedging instruments at the end of each quarter based on the terms of the contracts and the underlying items being hedged. The change in the fair value of cash flow hedges is deferred in Accumulated other comprehensive deficit (“AOCI”) and is subsequently recognized in Cost of sales (for commodity hedges) on the Consolidated Statements of (Loss) Earnings in order to mirror the location of the hedged items impacting earnings. Cash settlements for commodity hedges qualifying as cash flow hedges are included in Operating activities in the Consolidated Statements of Cash Flows.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company uses foreign exchange forward contracts to manage existing exposures to foreign exchange rate risks related to assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses resulting from the changes in fair value of these instruments are recorded in Other expense, net on the Consolidated Statements of (Loss) Earnings, and are substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures (which are also recorded in Other expense, net). Cash settlements for non-designated derivatives are included in the Consolidated Statements of Cash Flows in the category that is consistent with the nature of the derivative instrument, which is generally the same category as the underlying item being hedged.
Fair Value Measurements
The carrying value of cash and cash equivalents, accounts receivable and short-term debt approximate fair value because of the short-term maturity of the instruments.
Please refer to Notes 5, 6, 8, 14, 15 and 16 for fair value disclosures of derivative financial instruments, goodwill, intangible assets, acquisitions, long-term debt, pension plans and postemployment and postretirement benefits other than pensions.
Foreign Currency
The functional currency of the Company’s subsidiaries is generally the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into United States Dollars at the period-end rate of exchange, and their Statements of Earnings (Loss) and Statements of Cash Flows are converted at the monthly average rate. The resulting translation adjustment is included in AOCI in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are recorded in Other expense, net in the Consolidated Statements of (Loss) Earnings as incurred. As discussed in the Derivative Financial Instruments section above, the Company uses non-designated foreign currency derivative financial instruments to mitigate this risk. The Company recorded foreign currency transactional losses, net of associated derivative activity, of $3 million, less than $1 million and $2 million for the years ended December 31, 2025, December 31, 2024 and 2023, respectively. Please refer to Note 5 for additional disclosures related to non-designated derivatives.
Related Party Transactions
In the first quarter of 2021, a related party relationship was established as a result of a member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $79 million, $100 million and $92 million for the twelve months ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, 2024 and 2023, amounts due to the related party supplier were $2 million, $3 million and $5 million, respectively.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company had the opportunity to purchase additional bonds representing the incremental capital expenditures up to $240 million. In the fourth quarter of 2024, the Company sold additional equipment purchased after the initial bonds for cash of $15 million. On December 27, 2024, the Company purchased additional ten-year municipal bonds at 6.7% interest issued by the municipality of Fort Smith with cash of $15 million based on eligible spend incurred in 2024. In the fourth quarter of 2025, the Company sold additional equipment purchased after the initial bonds for cash of $32 million. On December 11, 2025, the Company purchased additional ten-year municipal bonds at 6.7% interest issued by the municipality of Fort Smith with cash of $32 million based on eligible spend incurred in 2025. In the Consolidated Statements of Cash Flows, the cash proceeds from the sale of the equipment and the cash used for the bond purchase are presented on a net basis within the Net cash flows used by investing activities.
The transactions did not qualify for sale-leaseback treatment under ASC 842 and, therefore, the plant’s net book value, as well as the net book value of the equipment sold, remains in Property, plant and equipment, net on the Consolidated Balance Sheets. Depreciation expense on the assets sold remains within Cost of Sales on the Consolidated Statements of Earnings. The Company does not expect additional bond purchases related to this project.
Failed Sale-Leaseback - Russellville, Arkansas Municipal Tax Incentive
In the fourth quarter of 2025, the Company signed a municipal tax incentive agreement, as part of which, the Company sold its Russellville, Arkansas plant and equipment (together, the “facility”) to the municipality of Pope County for cash of $94 million. The Company then, on the same day, entered into an agreement to lease the facility from the municipality of Pope County over 20 years for a total lease liability of $94 million and immediately purchased 20-year municipal bonds at 5.0% interest issued by the municipality of Pope County with cash of $94 million. In the Consolidated Statements of Cash Flows, the cash proceeds from the sale of the facility and the cash used for the bond purchase are presented on a net basis within the Net cash flows used by investing activities.
The monthly lease payments under the financing lease obligation and the semi-annual bond coupon payments associated with the bond investment are legally offset and, as such, the offset lease obligation and bond investment amounts are presented on a net basis on the Consolidated Balance Sheets. There will be no cash payments made by either party over the 20-year period. At the termination of the lease agreement, a non-cash exchange will occur where the municipality will call the bond and return title of the facility to the Company. The Company will have the opportunity to purchase additional bonds representing the incremental capital expenditures up to $100 million.
The transactions did not qualify for sale-leaseback treatment under ASC 842 and, therefore, the plant’s net book value, as well as the net book value of the equipment sold, remains in Property, plant and equipment, net on the Consolidated Balance Sheets. Depreciation expense on the assets sold remains within Cost of Sales on the Consolidated Statements of Earnings.
Accounting Pronouncements
New Pronouncements Adopted
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updates (“ASU”) 2024-02, "Codification Improvements - Amendments to Remove References to the Concepts Statements," which removes references to various FASB Concepts Statements. The guidance is effective January 1, 2025. We have adopted and determined that this guidance did not have a material effect on our Consolidated Financial Statements.
In March 2024, the FASB issued ASU 2024-01, "Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards," which clarifies how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718. The guidance is effective January 1, 2025. We have adopted and determined that this guidance did not have a material effect on our Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which modifies the rate reconciliation and income taxes paid disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as requiring income taxes paid to be disaggregated by jurisdiction. The guidance is effective January 1, 2025. We have adopted prospectively and determined that this guidance did not have a material effect on our Consolidated Financial Statement disclosures.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
New Pronouncements Issued
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which improves the navigability and clarity of the interim reporting guidance. The guidance is effective January 1, 2028. We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities," which establishes recognition, measurement, and presentation guidance for government grants received by business entities. The guidance is effective January 1, 2029. We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements," which enhances hedge accounting by aligning financial reporting more closely with actual economic risk management and introduces certain targeted refinements. The guidance is effective January 1, 2027. We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which includes targeted improvements to recognition guidance for capitalizing software costs, replacing the previous stage-based model with a principles-based framework. The guidance is effective January 1, 2028. We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which provides entities with a practical expedient when estimating expected credit losses for current accounts receivable and contract assets arising from transactions accounted for under ASC 606. The guidance is effective January 1, 2026. The Company has completed its evaluation of this guidance and does not expect adoption to have a material impact on its Consolidated Financial Statements, results of operations, or related disclosures.
In November 2024, the FASB issued ASU 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)," which clarifies the effective date of update 2024-03 as interim periods within annual reporting periods beginning after December 15, 2027. The guidance is effective January 1, 2028. We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
In November 2024, the FASB issued ASU 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40)," which requires enhanced expense-category disclosures in the notes to financial statements. The guidance is effective January 1, 2027. We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements," which modifies the disclosure or presentation requirements for a variety of Topics. The effective date for each topic is contingent on future SEC rule setting. We are currently assessing the impact adopting this standard will have on our Consolidated Financial Statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
On February 13, 2025, the Company entered into a definitive agreement ("GR Agreement") for the sale of GR for a purchase price of approximately $436 million, less costs to sell. As of December 31, 2025, the estimated purchase price was $474 million, net of cash, less costs to sell. The change since signing is due to the changes in customary and transaction-specific price adjustments, which are subject to further changes through the date of the final closing adjustments. The purchase price is inclusive of $225 million of promissory notes to be issued to the Company by the purchasers. The GR business, historically part of the Company’s Composites segment, manufactures, fabricates, and sells glass fiber reinforcements for a wide variety of applications in wind energy, infrastructure, industrial, transportation and consumer markets.
The transaction represented a strategic shift that has a major effect on the Company's operations and financial results and therefore, beginning with the quarterly report on Form 10-Q for the period ended March 31, 2025, and including this annual report on Form 10-K for the period ended December 31, 2025, GR’s financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented.
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
The Company compared the carrying value of the discontinued operation to the fair value of the discontinued operation, defined as the sale price less estimated selling costs. During the twelve months ended months ended December 31, 2025, the Company incurred a pre-tax loss on classification as discontinued operations of $451 million. The loss is presented within Net loss from discontinued operations attributable to Owens Corning, net of tax, on the Consolidated Statements of Earnings. An estimated valuation allowance of $408 million is recorded within Non-current assets of discontinued operations, on the Consolidated Balance Sheets.
The following table summarizes (Loss)/Earnings from discontinued operations attributable to Owens Corning, net of tax included within the Consolidated Statements of Earnings:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
NET SALES	$1,176	$1,124	$1,305
COST OF SALES	918	911	1,052
OPERATING EXPENSES
Marketing and administrative expenses	74	85	83
Loss from classification as discontinued operation	451	—	—
Impairment due to strategic review	—	483	—
Other expense (income), net	23	—	(3)
Total operating expenses	548	568	80
Non-operating expense	2	—	2
Interest expense, net	4	4	2
Income tax expense	38	(59)	37
NET (LOSS) EARNINGS ATTRIBUTABLE FROM DISCONTINUED OPERATIONS TO OWENS CORNING, NET OF TAX	$(334)	$(300)	$132

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Major classes of assets and liabilities of discontinued operations include the following:

(In millions)	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54	$40
Receivables, less allowance	135	104
Inventories	218	260
Other current assets	19	23
Current assets of discontinued operations	426	427
Property, plant and equipment, net	454	346
Goodwill	100	98
Deferred income taxes	2	46
Valuation allowance for discontinued operations	(408)	—
Other non-current assets	106	89
Non-current assets of discontinued operations	$254	$579
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$130	$129
Other current liabilities	92	97
Current liabilities of discontinued operations	222	226
Other liabilities	96	95
Non-current liabilities of discontinued operations	$96	$95
Cash flows related to discontinued operations are included within the Consolidated Statements of Cash Flows. Selected financial information related to cash flows from discontinued operations are below:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Depreciation and amortization	$—	$96	$93
Cash paid for property, plant and equipment	$89	$72	$98
3.    SEGMENT INFORMATION
Effective January 1, 2025, due to a strategic shift in how we manage our business as a result of the GR Agreement, we are presenting the GR business as a discontinued operation. We reorganized our reportable segments to align to our new operating and management structure. As a result, all prior period information was recast to reflect this change. The Company now has three reportable segments: Roofing, Insulation and Doors. The Company's vertically integrated glass nonwoven business that supports the Company’s Roofing business and other building products customers, along with its structural lumber business, were integrated into the Roofing segment. Two glass melting plants, which make fiber for the nonwoven business, were integrated into the Insulation segment. Unless otherwise specified, the information in the note refers to only the continuing operations of the Company.
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
Doors - Within our Doors segment, the Company manufactures and sells interior and exterior doors and door systems primarily used in residential construction.
NET SALES
The following tables show a disaggregation of our net sales by segment and geographic region. Corporate eliminations (shown below) largely reflect intercompany sales from Insulation and Roofing. External customer sales are attributed to geographic region based upon the location from which the product is sold to the external customer.

	Twelve Months Ended December 31, 2025
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$3,791	$1,483	$1,877	$7,151	$(146)	$7,005
North America Non-Residential	437	1,420	—	1,857	(9)	1,848
Total North America (a)	4,228	2,903	1,877	9,008	(155)	8,853
Europe	200	728	228	1,156	(4)	1,152
Asia-Pacific	9	56	3	68	—	68
Rest of world	—	13	17	30	—	30
NET SALES	$4,437	$3,700	$2,125	$10,262	$(159)	$10,103

	Twelve Months Ended December 31, 2024
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$4,015	$1,608	$1,288	$6,911	$(140)	$6,771
North America Non-Residential	418	1,458	—	1,876	(11)	1,865
Total North America (a)	4,433	3,066	1,288	8,787	(151)	8,636
Europe	184	711	143	1,038	(2)	1,036
Asia-Pacific	13	134	2	149	—	149
Rest of world	—	15	15	30	—	30
NET SALES	$4,630	$3,926	$1,448	$10,004	$(153)	$9,851

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Twelve Months Ended December 31, 2023
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$3,992	$1,532	$—	$5,524	$(127)	$5,397
North America Non-Residential	405	1,419	—	1,824	(12)	1,812
Total North America (a)	4,397	2,951	—	7,348	(139)	7,209
Europe	222	772	—	994	(3)	991
Asia-Pacific	7	147	—	154	—	154
Rest of world	—	18	—	18	—	18
NET SALES	$4,626	$3,888	$—	$8,514	$(142)	$8,372
(a)    Net sales from our operations in the U.S. are $8,270 million, $8,121 million and $6,796 million in 2025, 2024 and 2023, respectively.
Our contracts with customers are broadly similar in nature throughout our reportable segments, but the amount, timing and uncertainty of revenue and cash flows may vary in each reportable segment due to geographic and end-market economic factors.
Sales to major customers - The Company had two customers that exceeded 10% of consolidated net sales for the twelve months ended December 31, 2025, December 31, 2024 and December 31, 2023. The first customer, which is a customer of the Roofing, Insulation and Doors segments, accounted for approximately 16%, 15% and 12% of the Company's consolidated net sales in 2025, 2024 and 2023, respectively. The second customer, which is a customer of the Roofing and Insulation segments, accounted for approximately 12%, 12% and 14% of the Company's consolidated sales in 2025, 2024 and 2023, respectively.
In North America, sales are primarily related to the residential housing market and non-residential applications. Residential market demand is driven by U.S. housing starts and repair and remodeling activity (influenced by existing home sales, seasonal home improvement and damage from major storms). Significant portions of our residential products across our three reportable segments are used interchangeably in both new construction and repair and remodeling, and our customers typically distribute (or use) the products for both applications. North American non-residential revenues are largely driven by North America industrial production growth, commercial construction activity and overall economic conditions in the U.S.
Outside of North America (Europe and Rest of world), sales are primarily related to non-residential applications and, to a lesser extent, residential applications in certain countries. Throughout the international regions, demand is primarily driven by industrial production growth, commercial construction activity and overall economic conditions in each respective geographical region.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table summarizes EBITDA by segment:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Reportable Segments
Roofing	$1,411	$1,532	$1,418
Insulation	848	945	876
Doors	232	232	—
Total reportable segments	2,491	2,709	2,294
Corporate, Other and Eliminations
Restructuring excluding depreciation and amortization	(27)	(73)	(68)
Gain on sale of Santa Clara, California Site	—	—	189
Acquisition-related integration costs excluding amortization	(26)	(73)	—
Gains on sale of certain precious metals	45	19	2
Impairment of venture investment	—	(15)	—
Strategic review-related charges	—	(46)	—
Acquisition-related transaction costs	—	(49)	—
Recognition of acquisition inventory fair value step-up	—	(18)	—
Pension settlement losses	—	—	(145)
Paroc marine recall	(2)	(58)	(15)
Loss on sale of business	(30)	(91)	—
Goodwill impairment charge	(1,135)	—	—
Intangible assets impairment charge	(39)	—	—
General corporate expense and other	(223)	(241)	(245)
Total Corporate, other and eliminations	(1,437)	(645)	(282)
Depreciation and amortization	(694)	(581)	(516)
Interest expense, net	(256)	(208)	(74)
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	$104	$1,275	$1,422

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
TOTAL ASSETS AND PROPERTY, PLANT AND EQUIPMENT
The following table summarizes total assets by segment:

	December 31,
(In millions)	2025	2024
Assets allocated to reportable segments
Roofing	$3,223	$3,107
Insulation	4,548	4,231
Doors	3,234	4,454
Total reportable segments	11,005	11,792
Assets not allocated to reportable segments
Cash and cash equivalents	345	321
Non-current deferred income taxes	10	8
Investments in affiliates	62	86
Corporate property, plant and equipment, other assets and eliminations	878	862
TOTAL ASSETS FROM CONTINUING OPERATIONS	$12,300	$13,069
The following table summarizes total property, plant and equipment, net by geographic region:

	December 31,
(In millions)	2025	2024
North America (a)	$3,421	$3,182
Europe	646	524
Asia Pacific	63	67
Rest of world	40	45
PROPERTY, PLANT AND EQUIPMENT, NET FROM CONTINUING OPERATIONS	$4,170	$3,818
(a)    Total property, plant and equipment, net in the U.S. are $3,184 million and $2,962 million in 2025 and 2024, respectively.
Property, plant and equipment, net in any single country, excluding the United States, was less than 10% of consolidated property, plant and equipment, net.
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
The following table summarizes cash paid for property, plant and equipment by segment:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Reportable Segments
Roofing	$246	$191	$162
Insulation	326	256	200
Doors	99	73	—
Total reportable segments	671	520	362
General corporate additions	64	55	66
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT FROM CONTINUING OPERATIONS	$735	$575	$428

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4.    INVENTORIES
Inventories consist of the following:

	December 31,
(In millions)	2025	2024
Finished goods	$824	$664
Materials and supplies	648	663
Total inventories	$1,472	$1,327
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
The Company generally does not require collateral or other security with counterparties to these financial instruments and is therefore subject to credit risk in the event of nonperformance; however, the Company monitors credit risk and currently does not anticipate nonperformance by other parties. Contracts with counterparties generally contain right of offset provisions. These provisions effectively reduce the Company’s exposure to credit risk in situations where the Company has gain and loss positions outstanding with a single counterparty. It is the Company’s policy to offset on the Consolidated Balance Sheets the amounts recognized for derivative instruments with any cash collateral arising from derivative instruments executed with the same counterparty under a master netting agreement. As of December 31, 2025 and 2024, the Company did not have any amounts on deposit with any of its counterparties, nor did any of its counterparties have any amounts on deposit with the Company.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the fair value of derivatives and hedging instruments and the respective location on the Consolidated Balance Sheets:

		Fair Value at
(In millions)	Location	December 31, 2025	December 31, 2024
Derivative assets designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps for continuing operations	Other current assets	$—	$3
Natural gas forward swaps for discontinued operations	Other current assets of discontinued operations	$—	$1
Derivative liabilities designated as hedging instruments:
Cash flow hedges:
Natural gas forward swaps for continuing operations	Other current liabilities	$2	$1
Derivative assets not designated as hedging instruments:
Foreign exchange forward contracts for continuing operations	Other current assets	$1	$—
Foreign exchange forward contracts for discontinued operations	Other current assets of discontinued operations	$—	$1
Derivative liabilities not designated as hedging instruments:
Foreign exchange forward contracts for continuing operations	Other current liabilities	$—	$1
Foreign exchange forward contracts for discontinued operations	Other current liabilities of discontinued operations	$—	$1

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Consolidated Statements of (Loss) Earnings Activity
The following table presents the impact and respective location of derivative activities on the Consolidated Statements of (Loss) Earnings:

		Twelve Months Ended December 31,
(In millions)	Location	2025	2024	2023
Derivative activity designated as hedging instruments:
Natural gas cash flow hedges:
Amount of loss reclassified from AOCI (as defined below) into earnings (a)	Cost of sales	$1	$12	$32
Amount of loss reclassified from AOCI (as defined below) into earnings (a)	Net earnings (loss) from discontinued operations attributable to Owens Corning, net of tax	$1	$5	$20
Treasury interest rate lock:
Amount of gain reclassified from AOCI (as defined below) into earnings (a)	Interest expense, net	$(3)	$(1)	$—
Derivative activity not designated as hedging instruments:
Foreign currency:
Amount of (gain) loss recognized in earnings (b)	Other expense (income), net	$(2)	$(1)	$6
Amount of loss (gain) recognized in earnings (c)	Net earnings(loss) from discontinued operations attributable to Owens Corning, net of tax	$5	$(4)	$4
(a)Accumulated Other Comprehensive Earnings (Deficit) (“AOCI”)
(b)(Gains) / losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Other expense, net. Please refer to the “Other Derivatives” section below for additional detail.
(c)(Gains)/losses related to foreign currency derivatives were substantially offset by net revaluation impacts on foreign currency denominated balance sheet exposures, which were also recorded in Net earnings (loss) from discontinued operations attributable to Owens Corning, net of tax. Please refer to the “Other Derivatives” section below for additional detail.
Consolidated Statements of Comprehensive (Loss) Earnings Activity
The following table presents the impact of derivative activities on the Consolidated Statements of Comprehensive (Loss) Earnings:

		Amount of (Loss) Gain Recognized in Comprehensive Earnings
(In millions)		Twelve Months Ended December 31,
Hedging Type	Derivative Financial Instrument	2025	2024	2023
Cash flow hedge	Natural gas forward swaps	$(6)	$18	$15
Cash Flow Hedges
The Company uses derivative financial instruments, which qualify as cash flow hedges, to manage forecasted exposure natural gas prices. As of December 31, 2025 and 2024 the notional amounts of these natural gas forward swaps for both continuing and discontinued operations were 6 million MMBTu (or MMBTu equivalent based on U.S. and European indices) and 7 million, respectively. The Company has designated these natural gas forward swaps as cash flow hedges, with the last hedge maturing no later than March 2027. A net unrecognized loss of $2 million related to these natural gas forward swaps was included in AOCI as of December 31, 2025, $2 million of which is expected to be reclassified into earnings in the next 12 months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In 2020, the Company entered into a $175 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with the anticipated issuance of certain 10-year fixed rate senior notes. The Company designated this outstanding forward U.S. Treasury rate lock agreement, which expired on December 15, 2022, as a cash flow hedge. The locked fixed rate of this agreement was 0.994%. In September 2022, a gain of $6 million was recognized as a result of a change in the forecasted issuance of certain senior notes. In December 2022, the Company received cash of $37 million upon the settlement of the rate lock agreement, of which $31 million will be amortized as a component of interest expense upon the future issuance of senior notes. In May 2024, the Company issued new senior notes and began amortizing the $31 million over the life of the Company's 5.700% senior notes due 2034, of which $3 million was recognized during the twelve months ended December 31, 2025. The unrecognized gain of $26 million was included in AOCI as of December 31, 2025.
Other Derivatives
The Company uses foreign exchange forward contracts to manage existing exposures to foreign exchange risk related to assets and liabilities recorded on the Consolidated Balance Sheets. As of December 31, 2025, the Company had notional amounts of $216 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to the Mexican Peso, Indian Rupee, Brazilian Real, Hong Kong Dollar, European Euro, South Korean Won, Japanese Yen and the Chinese Yuan. In addition, the Company had notional amounts of $153 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Złoty, U.S. Dollar, Danish Krone and the Norwegian Krone.
6.    GOODWILL AND OTHER INTANGIBLE ASSETS
The Company tests goodwill and indefinite-lived intangible assets for impairment as of October 1st each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Goodwill
The changes in the net carrying amount of goodwill by segment are as follows:

(In millions)	Roofing	Insulation	Doors	Total
Gross carrying amount at December 31, 2024	$654	$1,549	$1,478	$3,681
Foreign currency translation	7	71	14	92
Purchase price allocation adjustments	—	—	23	23
Gross carrying amount at December 31, 2025	661	1,620	1,515	3,796

Accumulated impairment losses at December 31, 2024	—	(936)	—	(936)
Impairment charge	—	—	(1,135)	(1,135)
Foreign currency translation	—	(46)	—	(46)
Accumulated impairment losses at December 31, 2025	—	(982)	(1,135)	(2,117)

Balance, net of impairment at December 31, 2025	$661	$638	$380	$1,679

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(In millions)	Roofing	Insulation	Doors	Total
Gross carrying amount at December 31, 2023	$658	$1,567	$—	$2,225
Acquisitions (see Note 8)	—	—	1,491	1,491
Foreign currency translation	(4)	(18)	(13)	(35)
Gross carrying amount at December 31, 2024	654	1,549	1,478	3,681

Accumulated impairment losses at December 31, 2023	—	(948)	—	(948)
Impairment charge	—	(10)	—	(10)
Foreign currency translation	—	22	—	22
Accumulated impairment losses at December 31, 2024	—	(936)	—	(936)

Balance, net of impairment at December 31, 2024	$654	$613	$1,478	$2,745
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
Second Quarter Goodwill Triggering Event
In the second quarter of 2025, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of the Doors reporting unit below its carrying value. The narrow cushion on the Doors reporting unit, due to its recent acquisition, and the high level of near-term macroeconomic uncertainty caused by announced tariffs, triggered the Company to perform an interim goodwill impairment test as of June 30, 2025 for the Doors reporting unit. The fair value of the reporting unit was determined based on an equally weighted combination of the discounted cash flow analysis, or income approach, as well as the Guideline Public Company Method, or a market approach, based on market multiples of comparable companies.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Third Quarter Goodwill Triggering Event
In the third quarter of 2025, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of our reporting units below their carrying values. The narrow cushion on the Doors reporting unit, due to its recent acquisition, and the continuation of the previously disclosed macroeconomic uncertainty including softness in North America discretionary residential repair and remodeling activity and near-term challenges in North America residential new construction, triggered the Company to perform an interim goodwill impairment test as of September 30, 2025. The fair value of the reporting unit was determined based on an equally weighted combination of the discounted cash flow analysis, or income approach, as well as the Guideline Public Company Method, or a market approach, based on market multiples of comparable companies.
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
Annual Impairment Test
The annual tests performed in the fourth quarter of 2025 and 2024 resulted in no impairment of goodwill. The Company elected to perform the qualitative approach on all of its reporting units. After evaluating and weighing all relevant events and circumstances, including the last quantitative test, we concluded it is more likely than not that the fair value of the Roofing and Insulation reporting units exceeds their respective carrying value amounts while the Doors reporting unit business enterprise value approximates its carrying value given the impairment taken in the third quarter of 2025 and the timing of the annual test.
Fourth Quarter Goodwill Triggering Event
Subsequent to the annual test for our reporting units, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of our reporting units below their carrying values. The narrow cushion on the Doors reporting unit, due to the impairment taken in the third quarter of 2025, and the continuation of the previously disclosed macroeconomic uncertainty including sustained softness in North America discretionary residential repair and remodeling activity and increased near-term challenges in North America residential new construction, triggered the Company to perform an interim goodwill impairment test as of December 31, 2025. The fair value of the reporting unit was determined based on an equally weighted combination of the discounted cash flow analysis, or income approach, as well as the Guideline Public Company Method, or a market approach, based on market multiples of comparable companies.
Based on the results of this testing, the Company recorded a $355 million pre-tax non-cash impairment charge, equal to the excess of the Doors reporting unit's carrying value over its fair value, in the fourth quarter of 2025. This charge was recorded in Goodwill impairment charge on the Consolidated Statements of (Loss) Earnings, and was included in the Corporate, Other and Eliminations reporting category. The reduction in fair value for the Doors reporting unit, and corresponding impairment charge, was primarily driven by a further decrease in near-term revenue, including 2026, as a result of the macroeconomic uncertainty.
The most significant assumptions used in the fair value analysis were base year revenue, revenue growth rate, long-term growth rate, adjusted EBITDA margins, discount rate and market multiples under the market approach.
The remaining balance of goodwill for the Doors reporting unit of $380 million as of December 31, 2025 continues to be at risk for future impairment. Continued uncertainty surrounding the macroeconomic factors impacting this reporting unit or changes in the significant assumptions mentioned above, could increase the likelihood of an additional future impairment.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other Intangible Assets
Other intangible assets consist of the following:

	December 31, 2025			December 31, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trademarks and trade names	$1,197	$—	$1,197	$1,225	$—	$1,225
Amortizable intangible assets
Customer relationships	1,551	(431)	1,120	1,570	(367)	1,203
Technology	382	(241)	141	373	(199)	174
Trademarks and trade names	31	(7)	24	31	(4)	27
Other (a)	55	(2)	53	52	(1)	51
Total other intangible assets	$3,216	$(681)	$2,535	$3,251	$(571)	$2,680
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
As of December 31, 2025, there is one indefinite-lived intangible asset that was at an increased risk of impairment. This asset is used by our Doors segment and had a value of $156 million as of December 31, 2025.
In the third quarter of 2025, we performed an interim impairment test for an indefinite-lived tradename used by our Doors reportable segment, based on the macroeconomic conditions that precipitated the interim goodwill impairment test described above for the third quarter of 2025. As a result of this test, we determined that no impairment existed for the tradename.
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
Also, in the fourth quarter of 2025, we performed an interim impairment test for the indefinite-lived tradename previously tested in the third quarter of 2025, based on the macroeconomic conditions that precipitated the interim goodwill impairment test described above for the fourth quarter of 2025. As a result of this test, the Company recorded a pre-tax non-cash impairment charge of $39 million. This charge was recorded in Intangible assets impairment charge on the Consolidated Statements of (Loss) Earnings and was included in the Corporate, Other and Eliminations reporting category.
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
All remaining indefinite-lived intangible assets substantially exceeded their carrying values as of December 31, 2025. The annual test performed in the fourth quarter of 2025 resulted in no impairment of indefinite-lived intangible assets.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amortization expense for intangible assets for the years ended December 31, 2025, 2024 and 2023 was $148 million, $129 million and $92 million, respectively. In 2024, amortization expenses included $10 million of accelerated amortization related to acquisition-related integration costs. In 2023, amortization expense included $25 million of accelerated amortization related to restructuring actions further explained in Note 13 to the Consolidated Financial Statements.
The estimated amortization expense for intangible assets for the next five years is as follows:

(In millions)	Amortization
2026	$134
2027	$126
2028	$125
2029	$110
2030	$102
7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	December 31,
(In millions)	2025	2024
Land	$185	$178
Buildings and leasehold improvements	1,418	1,238
Machinery and equipment	5,471	4,876
Construction in progress	535	564
Property, plant and equipment, gross	7,609	6,856
Accumulated depreciation	(3,439)	(3,038)
Property, plant and equipment, net	$4,170	$3,818
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 4% of total machinery and equipment as of each of December 31, 2025 and December 31, 2024.
Our production tooling needs are changing due to the announced sale of our GR business. As a result, the Company sold certain precious metals resulting in gains of $15 million and $19 million for the twelve months ended December 31, 2025 and December 31, 2024, respectively. There were no significant sales of precious metals resulting in gains or losses during the twelve months ended December 31, 2023. These gains are included in Other expense, net on the Consolidated Statements of (Loss) Earnings and are reflected in the Corporate, Other and Eliminations reporting category. The cash proceeds from the sales are included in Net cash flow used for investing activities in the Consolidated Statements of Cash Flow.
We also exchanged certain precious metals used in production tooling for certain other precious metals to be used in production tooling. During the twelve months ended December 31, 2025, these non-cash exchanges resulted in a net increase to Machinery and equipment of $30 million and a gain of $30 million. There were no significant non-cash exchanges during the twelve months ended December 31, 2024 and December 31, 2023. These gains are included in Other expense, net on the Consolidated Statements of (Loss) Earnings and reflected in the Corporate, Other and Eliminations reporting category. These non-cash investing activities are not included in Net cash flow used by investing activities in the Consolidated Statements of Cash Flows. We do not expect these non-cash exchanges to materially impact our current or future capital expenditure requirements or rate of depletion.
During the third quarter of 2025, the Company determined that a certain asset group within our Doors reportable segment should be tested for recoverability, primarily as a result of the goodwill triggering event for our Doors reporting unit. Recoverability of the long-lived assets including definite-lived intangibles was measured by comparing the carrying amount of the asset group to the future net undiscounted cash flows expected to be generated by the asset group. This comparison determined that the asset group was recoverable. None of the assumptions were deemed to be significant. During the fourth quarter of 2025, the Company concluded no further testing was required given the significant cushion from the third quarter recoverability test.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended December 31, 2025, 2024 and 2023, depreciation expense was $503 million, $413 million and $394 million, respectively, which includes depletion expense related to precious metals used in our production tooling. In 2025, 2024 and 2023, depreciation expense included $37 million, $13 million and $76 million, respectively, of accelerated depreciation related to restructuring actions further explained in Note 13 to the Consolidated Financial Statements.
8.    ACQUISITIONS
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
Masonite was a leading global designer, manufacturer, marketer and distributor of interior and exterior doors and door systems for the residential new construction and residential repair and remodeling markets. The addition of Masonite's market-leading doors business creates a new growth platform for the Company, strengthening the Company's position in building and construction and expanding its offering of branded residential building products.
Masonite's operating results and purchase price allocation have been included in the Company's Doors reportable segment from May 15, 2024, the effective date of the Arrangement, within the Consolidated Financial Statements. Doors contributed revenues of $2,125 million and loss of $7 million to the Company for the twelve months ended December 31, 2025. During the twelve months ended December 31, 2024, Doors contributed revenues of $1,448 million and earnings of $74 million. Please refer to Note 3 of the Consolidated Financial Statements for further information.
For the twelve months ended December 31, 2025, the Company incurred no transaction costs. During the twelve months ended December 31, 2024, the Company incurred $49 million of transaction costs. During the twelve months ended December 31, 2025 and December 31, 2024, the Company incurred $26 million and $73 million of integration costs excluding amortization, respectively, related to its acquisition of Masonite. These expenses are included in Other expense, net on the Company's Consolidated Statements of Earnings.
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
Goodwill
Purchase consideration allocation resulted in $1.5 billion in goodwill. During the preliminary period, the Company increased the value of goodwill by $206 million. The goodwill is not deductible for tax purposes. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the acquisition.
Receivables
The fair value of receivables acquired was $330 million, with the gross contractual amount being $331 million. The Company expected $1 million to be uncollectible.
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
Joint Ventures and Non-Controlling Interests
The Company's acquisition of Masonite included joint ventures with Dominance Industries, Inc., 45% owned, and Vanair Design Inc., 30% owned. As a result of the Masonite acquisition, we also recognized a 25% non-controlling interest in Sacopan Inc. for the portion owned by a third party and a 50% non-controlling interest in Magna Foremost SDN BHD for the portion owned by a third party. The value of these investments and non-controlling interests were determined using an equally weighted value from the income approach and the market approach.
Pro Forma Financial Information
The following table summarizes, on an unaudited pro forma basis, the combined results of operations from continuing operations of the Company for the twelve months ended December 31, 2024, assuming the acquisition had occurred on January 1, 2023.

	Twelve months ended December 31,
(In millions)	2024	2023
Pro Forma net sales from continuing operations	$10,751	$10,865
Pro Forma net earnings from continuing operations attributable to Owens Corning	$1,051	$961
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
9.    DIVESTITURES
On November 4, 2024, the Company entered into a related party agreement to sell its building materials business in China and Korea to a member of the business' management team. The disposal further aligns with the strategy to reshape the Company to focus on residential and commercial building products in North America and Europe. The transaction included six insulation manufacturing facilities in China and a roofing manufacturing facility in Korea. The building materials business, within the Insulation segment, represented annual revenues of approximately $130 million. The Company completed the transaction in July 2025 and is in the process of finalizing certain related transfers, which are expected to be completed by the end of the second quarter of fiscal year 2026.
During the fourth quarter of 2024, the Company reclassified $2 million as held for sale within Other current liabilities on the Consolidated Balance Sheets. The Company also recorded the assets at the fair value less cost to sell, which was less than the carrying value and resulted in an impairment of $91 million primarily related to Property, Plant and Equipment and Goodwill. The impairment was included in Loss on sale of business on the Consolidated Statements of Earnings as of December 31, 2024. The Company estimated the fair value of these assets, less cost to sell, using Level 3 inputs.
During the twelve months ended December 31, 2025, the Company incurred an additional loss of $30 million, as a result of closing the sale, amendments to the related party agreement and changes in working capital. This loss is included within Loss on sale of business on the Consolidated Statements of Earnings.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10.    LEASES
On February 13, 2025, the Company entered into the GR Agreement for the sale of our global GR business. In connection with the GR Agreement, some leases will be transferring at the time of sale. The related portions of assets, liabilities and costs are identified as discontinued operations.
Balance Sheet Classification
The table below presents the lease-related assets and liabilities recorded on the balance sheet. This table discloses balances related to both continuing and discontinued operations, and their respective locations on the Consolidated Balance Sheets:

(In millions)		December 31,
Leases	Location	2025	2024
Assets
Operating lease assets for continuing operations	Operating lease right-of-use assets	$507	$411
Operating lease assets for discontinued operations	Non-current assets of discontinued operations	16	3
Finance lease assets for continuing operations	Other non-current assets	291	259
Finance lease assets for discontinued operations	Non-current assets of discontinued operations	47	51
Total lease assets		$861	$724
Liabilities
Current
Operating lease liabilities for continuing operations	Current operating lease liabilities	$83	$83
Operating lease liabilities for discontinued operations	Current liabilities of discontinued operations	5	4
Finance lease liabilities for continuing operations	Long-term debt - current portion	36	32
Finance lease liabilities for discontinued operations	Current liabilities of discontinued operations	6	6
Non-current
Operating lease liabilities for continuing operations	Non-current operating lease liabilities	450	348
Operating lease liabilities for discontinued operations	Non-current liabilities of discontinued operations	33	27
Finance lease liabilities for continuing operations	Long-term debt, net of current portion	273	236
Finance lease liabilities for discontinued operations	Non-current liabilities of discontinued operations	36	48
Total lease liabilities		$922	$784

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Lease Costs
The table below presents lease-related costs for both continuing and discontinued operations:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Operating lease cost	$124	$103	$81
Finance lease cost
Amortization of right-of-use assets	$43	$45	$35
Interest on lease liabilities	$17	$11	$6
Short-term lease cost	$9	$8	$6
Variable lease cost	$14	$11	$8
Operating lease cost for discontinued operations in 2025, 2024, and 2023 was $7 million, $5 million and $7 million, respectively. There was no finance lease cost related to amortization of right-of-use assets for discontinued operations in 2025, due to the classification as discontinued operations on January 1, 2025. Finance lease cost related to amortization of right-of-use assets for discontinued operations in 2024, and 2023 was $5 million and $4 million, respectively. Finance lease cost related to interest on lease liabilities for discontinued operations in 2025, 2024, and 2023 was $2 million, $2 million and $1 million, respectively.
Other Information
The tables below present supplemental information related to leases for both continuing and discontinued operations:

	December 31,
Weighted-average remaining lease term (years)	2025	2024	2023
Operating leases	8.2	8.2	4.6
Finance leases	12.9	13.6	9.5

	December 31,
Weighted-average discount rate	2025	2024	2023
Operating leases	5.33%	5.22%	3.79%
Finance leases	4.94%	4.88%	4.02%

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Maturities of Lease Liabilities
The table below reconciles the undiscounted cash flows for each of the first five years and the total of the remaining years to the finance lease liabilities and operating lease liabilities recorded on the balance sheet as of December 31, 2025:

	Continuing Operations		Discontinued Operations
(In millions)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Fiscal Year:
2026	$110	$52	$6	$8
2027	99	45	5	7
2028	89	40	4	6
2029	74	29	4	5
2030	54	24	4	4
2031 and beyond	237	240	26	24
Total minimum lease payments	663	430	49	54
Less: implied interest	130	121	11	12
Present value of future minimum lease payments	533	309	38	42
Less: current lease obligations	83	36	5	6
Long-term lease obligations	$450	$273	$33	$36
11.    OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31,
(In millions)	2025	2024
Payroll, vacation pay and incentive compensation	$182	$213
Income, property and other non-payroll taxes	92	72
Other	339	369
Total other current liabilities	$613	$654
12.    WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 for information about our separately-priced extended warranty contracts. The warranty liability is included in Other liabilities and Other current liabilities on the Consolidated Balance Sheets. A reconciliation of the warranty liability is as follows:

	December 31,
(In millions)	2025	2024
Beginning balance	$99	$97
Amounts accrued for current year	24	21
Acquired obligations	—	4
Settlements of warranty claims	(32)	(23)
Ending balance	$91	$99
13.    RESTRUCTURING
The Company may incur restructuring, and other exit costs in connection with its global cost reduction, product line and productivity initiatives and the Company’s growth strategy.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Roofing Integration Restructuring
In September 2025, the Company took actions to reduce costs in its Roofing segment, primarily through relocation of its lumber facility. These actions are expected to result in cumulative charges of approximately $22 million, primarily related to accelerated depreciation, asset write-offs, and other exit costs. During 2025, the Company recorded $8 million of charges, including non-cash charges of $7 million related to other exit costs and accelerated depreciation and $1 million of cash charges primarily related to severance.
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
Following the signing of the agreement, the Company took actions to reduce headcount and implement cost savings initiatives. These actions are expected to result in cumulative costs of approximately $15 million, primarily related to severance and other exit costs. During 2024, the Company recorded $6 million of cash charges, primarily related to severance. During 2025, the Company recorded $2 million of income primarily related to a reduction in severance. The Company does not expect to recognize significant incremental costs related to these actions.
Acquisition-Related Restructuring
Following the acquisition of Masonite, within the Company's Doors segment, the Company took actions to realize expected synergies from the newly acquired operations by closing certain locations and consolidating production. These actions include the decision to close the Santiago, Chile facility in 2024. In the second quarter of 2025, the Company announced the closure of the Prineville, Oregon facility. In the third quarter of 2025, the Company announced the closure of the Greenville, Texas facility. In the fourth quarter of 2025, the Company announced the closure of the Aldergrove, British Columbia facility and the Mesquite, Texas facility.
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
In connection with the Aldergrove closure, the Company estimates it will incur cash charges of approximately $22 million, primarily related to lease termination and severance, and non-cash charges of approximately $7 million primarily related to accelerated depreciation.
In connection with the Mesquite closure, the Company estimates it will incur cash charges of approximately $2 million, primarily related to other exit costs, and non-cash charges of approximately $7 million, primarily related to accelerated depreciation.
During 2024, the Company recorded $55 million of charges, of which $28 million were non-cash charges, primarily related to the accelerated vesting of equity awards and $27 million of cash charges, primarily related to severance.
During 2025, the Company recorded $54 million of charges, of which $34 million were non-cash charges, primarily related to the accelerated depreciation and $20 million of cash charges, primarily related to severance. The Company does not expect to incur material additional charges related to this program; however, the Company continues to review synergies and further cost optimization actions.
Global Composites Restructuring
In December 2023, the Company took actions to reduce costs throughout our former global Composites segment due to market conditions, primarily through global workforce reductions, as well as streamlining manufacturing and supply chain operations. These actions primarily include salaried workforce reductions and the relocation of the Changzhou, China operations to Hangzhou, China.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
During 2025, the Company incurred charges of $7 million primarily related to severance. The Company does not expect to recognize significant incremental costs related to these actions.
Building Materials Asia-Pacific Optimization
In December 2023, the Company took actions to further its ongoing cost optimization strategy for the Insulation segment by permanently closing the Xi'an, China facility, which had previously ceased operations, and permanently closing one idled production line at the Guangde, China facility. These actions resulted in cumulative costs of approximately $20 million, primarily related to accelerated depreciation. During 2025 and 2024, the Company did not incur any charges relating to this project and does not expect any future charges.
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
In connection with the exit of the Protective Packaging business, the Company estimated that it would incur cash charges of approximately $15 million, primarily related to severance and other exit costs. Additionally, the Company estimated that it would incur total non-cash charges in the range of $70 million to $75 million, primarily related to accelerated depreciation of property, plant and equipment and accelerated amortization of definite-lived intangibles.
During 2024, the Company recorded $5 million of cash charges, primarily related to other exit costs. During 2025, the Company did not incur any charges relating to this project and does not expect to incur any future charges.
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
During 2025 and 2024, the Company did not incur any charges relating to this project and does not expect to incur any future charges.
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
During 2025, the Company recorded $3 million of income primarily related to a reduction in severance. The Company does not expect to recognize significant incremental costs related to these actions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Composites Strategic Realignment Actions
On July 1, 2022, the Company finalized the sale of the European portion of the DUCS product line located in Chambéry, France, within the Company's former Composites segment. The Company recorded a pre-tax charge of $30 million in Other expense, net on the Consolidated Statements of Earnings in 2022 to reflect the fair value less cost to sell the assets. The Company also took actions to convert the DUCS manufacturing facilities located in Anderson, South Carolina and Kimchon, Korea to produce other glass fiber products needed to support our growth strategy in building and construction applications. During 2023, the Company recorded $2 million of charges primarily related to other exit costs. During 2024 and 2025, the Company did not incur any charges relating to this project and does not expect any future charges.
Roofing Restructuring Actions
In December 2021, the Company took actions to restructure operations within the Roofing segment's components product line by relocating production assets from China to India, which allowed the business to optimize its manufacturing network and support a tariff mitigation strategy. During 2023, the Company recorded $2 million of charges primarily related to other exit costs. During 2024 and 2025, the Company did not incur any charges relating to this project and does not expect any further charges.
Consolidated Statements of (Loss) Earnings From Continuing Operations Classification
The following table presents the impact and respective location of total restructuring on the Consolidated Statements of Earnings From Continuing Operations, which are included within Corporate, Other and Eliminations:

		Twelve Months Ended December 31,
(In millions)	Location	2025	2024	2023
Accelerated depreciation	Cost of sales	$(37)	$(13)	$(76)
Other exit costs	Cost of sales	(6)	(8)	(26)
Other exit costs	Marketing and administrative expenses	(1)	(2)	(2)
Severance	Other expense, net	(20)	(63)	(34)
Other exit costs	Other expense, net	—	—	(6)
Accelerated amortization	Other expense, net	—	—	(25)
Total Restructuring Costs		$(64)	$(86)	$(169)
Summary of Unpaid Liabilities
The following tables summarize the status of the unpaid liabilities from the Company’s restructuring activities:

		December 31, 2025
(In millions)	Building Materials Business Sale	Acquisition-related Restructuring	Global Composites Restructuring	European Operating Structure Optimization	Roofing Integration Restructuring
Balance at December 31, 2024	$6	$3	$14	$5	$—
Restructuring costs	(2)	54	7	(3)	8
Payments	(4)	(12)	(11)	(2)	—
Accelerated depreciation and other non-cash items	—	(34)	—	—	(7)
Balance at December 31, 2025	$—	$11	$10	$—	$1
Cumulative charges incurred	$4	$109	$40	$12	$8
As of December 31, 2025, the remaining liability balance is primarily comprised of $22 million related to severance, which the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2024
(In millions)	Building Materials Business Sale	Acquisition-related Restructuring	Global Composites Restructuring	Protective Packaging Exit	Wabash Facility Closure	European Operating Structure Optimization
Balance at December 31, 2023	$—	$—	$12	$1	$3	$6
Restructuring costs	6	55	17	5	—	3
Payments	—	(24)	(5)	(3)	(3)	(4)
Accelerated depreciation and other non-cash items	—	(28)	(10)	(3)	—	—
Balance at December 31, 2024	$6	$3	$14	$—	$—	$5
Cumulative charges incurred	$6	$55	$33	$83	$33	$15
14.    DEBT
Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows:

	December 31, 2025		December 31, 2024
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.400% senior notes, net of discount and financing fees, due 2026	$399	100%	$399	98%
5.500% senior notes, net of discount and financing fees, due 2027	498	102%	497	102%
5.375% senior notes, net of discount and financing fees, due 2028	—	—%	29	99%
3.950% senior notes, net of discount and financing fees, due 2029	448	99%	447	95%
3.500% senior notes, net of discount and financing fees, due 2030	2	100%	2	89%
3.500% senior notes, net of discount and financing fees, due 2030	343	97%	338	93%
3.875% senior notes, net of discount and financing fees, due 2030	299	98%	298	94%
5.700% senior notes, net of discount and financing fees, due 2034	791	105%	790	102%
7.000% senior notes, net of discount and financing fees, due 2036	369	114%	369	112%
4.300% senior notes, net of discount and financing fees, due 2047	590	82%	589	80%
4.400% senior notes, net of discount and financing fees, due 2048	391	82%	391	80%
5.950% senior notes, net of discount and financing fees, due 2054	683	102%	683	99%
Various finance leases, due through 2050 (a)	309	100%	267	100%
Total long-term debt	5,122	N/A	5,099	N/A
Less – current portion of senior notes	399	100%	—	—%
Less – current portion of finance leases and other (a)	36	100%	32	100%
Long-term debt, net of current portion	$4,687	N/A	$5,067	N/A
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
The Company issued $400 million of 2026 senior notes on August 8, 2016. Interest on the notes is payable semiannually in arrears on February 15 and August 15 each year, beginning on February 15, 2017. A portion of the proceeds from these notes was used to redeem $158 million of our 2016 senior notes. The remaining proceeds were used to pay down portions of our Receivables Securitization Facility and for general corporate purposes. As of December 31, 2025, the $399 million outstanding balance related to the 2026 senior notes was recorded in Long-term debt – current portion on the Consolidated Balance Sheets.
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
Collectively, the Company's senior notes above, other than the Masonite 2028 notes or the Masonite 2030 notes, are referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of December 31, 2025.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Senior Revolving Credit Facility
On March 15, 2025, the Company amended its senior revolving credit facility (the “Senior Revolving Credit Facility”) to increase the available principal amount from $1.0 billion to $1.5 billion and to extend the maturity to March 2030. The Senior Revolving Credit Facility includes both borrowings and letters of credit. Borrowings under the Senior Revolving Credit Facility may be used for general corporate purposes and working capital. The Company has the discretion to borrow under multiple options, which provide for varying terms and interest rates including the United States prime rate, federal funds rate plus a spread or forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”) plus a spread.
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Senior Revolving Credit Facility was amended in February 2026 to exclude specified 2025 non‑cash impairment charges from the leverage ratio calculation. The Company was in compliance with the covenants in the Senior Revolving Credit Facility as of December 31, 2025.
During the first quarter of 2025, the Company borrowed $30 million under the Senior Revolving Credit Facility, which was subsequently repaid with proceeds from the issuance of CP Notes (as defined below). The Company had no borrowings outstanding and $1.5 billion available under the Senior Revolving Credit Facility as of December 31, 2025.
Receivables Securitization Facility
The receivables securitization facility (the "Receivables Securitization Facility") had a Receivables Purchase Agreement (“RPA”) that was accounted for as secured borrowings in accordance with ASC 860, “Accounting for Transfers and Servicing.” Owens Corning Sales, LLC and Owens Corning Receivables LLC, each a subsidiary of the Company, had an RPA with certain financial institutions. On February 25, 2025, the Company amended and restated the RPA to extend the scheduled maturity date to April 2025. Effective March 31, 2025, the Company terminated the Receivables Securitization Facility and RPA.
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
Commercial Paper
On March 5, 2025, the Company established a $1.5 billion commercial paper program ("CP Program") for the issuance of unsecured commercial paper notes (the “CP Notes”) with maturities ranging up to 397 days from the date of issuance. The CP Notes may not be voluntarily prepaid or redeemed by the Company prior to maturity and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The proceeds from the CP Notes will be used to finance the Company’s short-term liquidity needs and other general corporate purposes. The Senior Revolving Credit Facility is designated to be a liquidity backstop for the CP Notes outstanding under the CP Program. We do not intend to have outstanding borrowings under the CP Program in excess of available capacity under our Senior Revolving Credit Facility. As of December 31, 2025, there were $50 million of CP Notes outstanding under the CP Program with a weighted average interest rate and weighted average

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
maturity period of 3.95% and 13 days, respectively. The CP Notes are reported net of any discount and are included within Short-term debt on the Company's Consolidated Balance Sheets.
Debt Maturities
The aggregate maturities for all outstanding long-term debt borrowings for each of the five years following December 31, 2025 and thereafter are presented in the table below. The maturities below are the aggregate par amounts of the outstanding senior notes and finance lease liabilities:

(In millions)	Maturities
Fiscal Year:
2026	$436
2027	532
2028	29
2029	469
2030	689
2031 and beyond	3,055
Total	$5,210
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
During the fourth quarter of 2023, the Company entered into two agreements to purchase non-participating annuity contracts from insurance companies to transfer $291 million of the Company's outstanding pension projected benefit obligation (“PBO”) related to certain U.S. and non-U.S. pension plans. These transactions were funded with pension plan assets of $268 million. As a result of these transactions, the Company recognized a pre-tax settlement charge of $145 million in the fourth quarter of 2023 from the accelerated recognition of a pro rata portion of plan actuarial losses. This charge was recorded in Non-operating (income) expense, net on the Consolidated Statements of (Loss) Earnings. These transactions did not have a material effect on the plans' funded statuses.
On February 13, 2025, the Company entered into the GR Agreement for the sale of our GR business. In connection with the GR Agreement, some plans will be transferring at the time of sale. The related portions of assets and liabilities are identified as discontinued operations as shown below.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables provide a reconciliation of the change in the projected benefit obligation, the change in plan assets and the net amount recognized in the Consolidated Balance Sheets:

	December 31, 2025			December 31, 2024
(In millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Plan Assets
Fair value of assets at beginning of period	$337	$280	$617	$341	$281	$622
Actual return on plan assets	29	9	38	19	(1)	18
Currency gain (loss)	—	19	19	—	(9)	(9)
Company contributions	—	16	16	1	6	7
Benefits paid	(23)	(19)	(42)	(23)	(17)	(40)
Settlements/curtailments	—	(4)	(4)	(1)	(3)	(4)
Divestitures	—	(2)	(2)	—	—	—
Acquisition	—	—	—	—	22	22
Other	—	—	—	—	1	1
Fair value of assets at end of period	343	299	642	337	280	617

Change in Projected Benefit Obligation
Benefit obligation at beginning of period	$344	$300	$644	$366	$304	$670
Service cost	2	3	5	3	3	6
Interest cost	18	17	35	18	14	32
Actuarial loss (gain)	2	—	2	(19)	(15)	(34)
Currency loss (gain)	—	22	22	—	(10)	(10)
Benefits paid	(23)	(19)	(42)	(23)	(17)	(40)
Settlements/curtailments	—	(4)	(4)	(1)	(3)	(4)
Divestitures	—	(2)	(2)	—	—	—
Acquisition	—	—	—	—	23	23
Other	—	—	—	—	1	1
Benefit obligation at end of period	343	317	660	344	300	644
Funded status	$—	$(18)	$(18)	$(7)	$(20)	$(27)
The following table presents the amount recorded and respective location in the Consolidated Balance sheets:

		December 31, 2025			December 31, 2024
(In millions)	Location	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Prepaid pension cost for continuing operations	Other non-current assets	$4	$23	$27	$—	$20	$20
Prepaid pension cost for discontinued operations	Non-current assets of discontinued operations	—	4	4	—	4	4
Accrued pension cost – current for continuing operations	Other current liabilities	—	(2)	(2)	—	(2)	(2)
Accrued pension cost – non-current for continuing operations	Pension plan liability	(4)	(34)	(38)	(7)	(35)	(42)
Accrued pension cost – non-current for discontinued operations	Non-current liabilities of discontinued operations	—	(9)	(9)	—	(7)	(7)
Total amount recorded		$—	$(18)	$(18)	$(7)	$(20)	$(27)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table represents the amounts recorded to Accumulated Other Comprehensive Income:

	December 31, 2025			December 31, 2024
(In millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Net actuarial loss	$(166)	$(77)	$(243)	$(173)	$(70)	$(243)
Net prior service cost	—	(5)	(5)	—	(5)	(5)
Total amount recorded	$(166)	$(82)	$(248)	$(173)	$(75)	$(248)
For the twelve months ended December 31, 2025, the actuarial loss of $2 million was largely the result of increased discount rates. In the U.S. plan, the actuarial loss was primarily driven by the increase in the discount rate along with a small gain due to the impact of differences between expected and actual pension experience. In the Non-U.S. plans, no actuarial gain or loss was recognized.
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
The following table presents information about the PBO, accumulated benefit obligation (“ABO”) and plan assets of the Company’s pension plans:

	December 31, 2025			December 31, 2024
(In millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Plans with PBO in excess of fair value of plan assets:
Projected benefit obligation	$4	$223	$227	$344	$201	$545
Fair value of plan assets	$—	$177	$177	$337	$157	$494
Plans with ABO in excess of fair value of plan assets:
Accumulated benefit obligation	$3	$199	$202	$344	$183	$527
Fair value of plan assets	$—	$162	$162	$337	$147	$484
Weighted-Average Assumptions Used to Determine Benefit Obligation
The following table presents weighted average assumptions used to determine benefit obligations at the measurement dates:

	December 31,
	2025	2024
United States Plans
Discount rate	5.45%	5.65%
Cash balance interest crediting rate	3.97%	3.90%
Non-United States Plans
Discount rate	5.33%	5.23%
Rate of compensation increase	2.62%	3.35%

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Components of Net Periodic Pension Cost
The following table presents the components of net periodic pension cost:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
United States Plans
Service cost	$2	$3	$3
Interest cost	18	18	29
Expected return on plan assets	(23)	(23)	(37)
Amortization of actuarial loss	4	3	5
Settlement/curtailment	—	—	138
Other	—	(1)	—
Net periodic pension cost	$1	$—	$138

Non-United States Plans
Service cost	$3	$3	$3
Interest cost	17	14	16
Expected return on plan assets	(14)	(15)	(15)
Amortization of actuarial loss	2	3	3
Settlement/curtailment	—	—	7
Other	—	1	1
Net periodic pension cost	$8	$6	$15

Total
Service cost	$5	$6	$6
Interest cost	35	32	45
Expected return on plan assets	(37)	(38)	(52)
Amortization of actuarial loss	6	6	8
Settlement/curtailment	—	—	145
Other	—	—	1
Net periodic pension cost	$9	$6	$153

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Weighted-Average Assumptions Used to Determine Net Periodic Pension Cost
The following table presents weighted-average assumptions used to determine net periodic pension costs for the periods noted:

	Twelve Months Ended December 31,
	2025	2024	2023
United States Plans
Discount rate	5.65%	5.00%	5.15%
Expected return on plan assets	6.00%	5.75%	5.75%
Cash balance interest crediting rate	3.86%	4.63%	3.76%
Rate of compensation increase (a)	N/A	N/A	N/A
Non-United States Plans
Discount rate	5.23%	4.62%	5.02%
Expected return on plan assets	5.17%	5.15%	5.00%
Rate of compensation increase	2.78%	3.25%	3.31%
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables summarize the fair values and applicable fair value hierarchy levels of United States pension plan assets:

(In millions)	Level 1	Level 2	Level 3	Total
As of December 31, 2025
Total United States plan assets subject to leveling	$—	$—	$—	$—

As of December 31, 2024
Fixed income and cash equivalents:
Corporate bonds	25	103	—	128
Government debt	—	44	—	44
Total United States plan assets subject to leveling	$25	$147	$—	$172

	December 31,
(In millions)	2025	2024
Plan assets measured at NAV:
Equities	$76	$56
Real assets	1	51
Fixed income and cash equivalents	261	47
Absolute return strategies	5	11
Total United States plan assets not subject to leveling	343	165
Total United States plan assets subject to leveling (above)	—	172
Total United States plan assets	$343	$337

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables summarize the fair values and applicable fair value hierarchy levels of non-United States pension plan assets:

(In millions)	Level 1	Level 2	Level 3	Total
As of December 31, 2025
Equities	$—	$1	$—	$1
Fixed income and cash equivalents:
Cash and cash equivalents	—	56	—	56
Fixed income	—	7	—	7
Total non-United States plan assets subject to leveling	$—	$64	$—	$64

As of December 31, 2024
Equities	$—	$1	$—	$1
Fixed income and cash equivalents:
Cash and cash equivalents	—	52	—	52
Fixed income	—	10	—	10
Total non-United States plan assets subject to leveling	$—	$63	$—	$63

	December 31,
(In millions)	2025	2024
Plan assets measured at NAV:
Equities	$46	$41
Fixed income and cash equivalents	132	112
Absolute return strategies	57	64
Total non-United States plan assets not subject to leveling	235	217
Total non-United States plan assets subject to leveling (above)	64	63
Total non-United States plan assets	$299	$280

Less: total non-United States plan assets from discontinued operations	23	22
Total non-United States plan assets from continuing operations	$276	$258
Investment Strategy
The current targeted asset allocation for the United States pension plan is to have 34% of assets invested in equities, real estate, credit strategies, and hedge funds and 66% of assets primarily invested corporate bonds, U.S. Treasuries and agency securities and money market instruments. Assets are rebalanced to conform to policy tolerances. The Company actively evaluates the reasonableness of its asset mix given changes in the projected benefit obligation and market dynamics. Our investment policy and asset mix for the non-United States pension plans varies by location and is based on projected benefit obligation and market dynamics.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Estimated Future Benefit Payments
The following table shows estimated future benefit payments from the Company’s pension plans:

	Estimated Benefit Payments
(In millions)	Continuing Operations	Discontinued Operations
Fiscal Year:
2026	$53	$2
2027	$48	$2
2028	$48	$3
2029	$48	$3
2030	$46	$3
2031-2035	$233	$16
Contributions
The Company expects to contribute $20 million in cash to its defined benefit pension plans during 2026. Actual contributions to the plans may change as a result of a variety of factors, including changes in laws that impact funding requirements.
Defined Contribution Plans
The Company sponsors five defined contribution plans which are available to substantially all United States employees. The Company matches a percentage of employee contributions up to a maximum level. The Company recognized expense of $78 million, $73 million and $65 million during the years ended December 31, 2025, 2024 and 2023, respectively, related to these plans.
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
On February 13, 2025, the Company entered into the GR Agreement for the sale of our global GR business. In connection with the GR Agreement, some plans will be transferring at the time of sale. The related portions of liabilities are identified as discontinued operations as shown below.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table provides a reconciliation of the change in the projected benefit obligation and the net amount recognized in the Consolidated Balance Sheets for the years ended December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
(In millions)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Change in Projected Benefit Obligation
Benefit obligation at beginning of period	$98	$10	$108	$108	$11	$119
Service cost	—	—	—	1	—	1
Interest cost	5	1	6	5	1	6
Actuarial gain	(1)	—	(1)	(6)	—	(6)
Currency gain	—	—	—	—	(1)	(1)
Benefits paid	(8)	(1)	(9)	(10)	(1)	(11)
Benefit obligation at end of period	$94	$10	$104	$98	$10	$108
Funded status	$(94)	$(10)	$(104)	$(98)	$(10)	$(108)
The following table presents the amount recorded and respective location in the Consolidated Balance sheet:

		December 31, 2025			December 31, 2024
		U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
(In millions)	Location
Accrued benefit obligation – current	Other current liabilities	$(10)	$(1)	$(11)	$(10)	$(1)	$(11)
Accrued benefit obligation – non-current for continuing operations	Other employee benefits liability	(84)	(8)	(92)	(88)	(8)	(96)
Accrued benefit obligation - non-current for discontinued operations	Non-current liabilities of discontinued operations	—	(1)	(1)	—	(1)	(1)
Net amount recorded		$(94)	$(10)	$(104)	$(98)	$(10)	$(108)
The following table represents the amounts recorded to Accumulated Other Comprehensive Income:

(In millions)	December 31, 2025			December 31, 2024
Amounts Recorded in AOCI	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Net actuarial loss	$(45)	$(3)	$(48)	$(53)	$(2)	$(55)
Weighted-Average Assumptions Used to Determine Benefit Obligations
The following table presents weighted average assumptions used to determine benefit obligations at the measurement dates:

	December 31,
	2025	2024
United States plans
Discount rate	5.20%	5.55%
Rate of compensation increase	N/A	N/A
Non-United States plans
Discount rate	5.78%	5.49%
Rate of compensation increase	3.00%	3.00%

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Components of Net Periodic Postretirement Benefit Income
The following table presents the components of net periodic postretirement benefit income:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
United States plans
Service cost	$—	$1	$1
Interest cost	5	5	5
Amortization of actuarial gain	(7)	(8)	(8)
Net periodic postretirement benefit income	$(2)	$(2)	$(2)
There was no significant net periodic postretirement income attributable to non-U.S. plans.
Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Income
The following table presents the discount rates used to determine net periodic postretirement benefit income:

	Twelve Months Ended December 31,
	2025	2024	2023
United States plans	5.55%	4.90%	5.10%
Non-United States plans	5.49%	5.64%	5.93%
The following table presents health care cost trend rates used to determine net periodic postretirement benefit income, as well as information regarding the ultimate rate and the year in which the ultimate rate is reached:

	Twelve Months Ended December 31,
	2025	2024	2023
United States plans:
Initial rate at end of year	10.81%	11.80%	11.27%
Ultimate rate	4.50%	4.50%	4.50%
Year in which ultimate rate is reached	2036	2034	2033
Non-United States plans:
Initial rate at end of year	5.46%	5.46%	4.97%
Ultimate rate	4.46%	4.46%	4.31%
Year in which ultimate rate is reached	2038	2038	2037
Estimated Future Benefit Payments
The following table shows estimated future benefit payments from the Company’s postretirement benefit plans:

(In millions)	Estimated Benefit Payments
Fiscal Year:
2026	$11
2027	$11
2028	$10
2029	$10
2030	$10
2031-2035	$41
There are no significant estimated future benefit payments related to discontinued operations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Postemployment Benefits
The Company may also provide benefits to former or inactive employees after employment but before retirement under certain conditions. These benefits include continuation of benefits such as health care and life insurance coverage. The accrued postemployment benefits liability was $4 million at December 31, 2025 and $5 million at December 31, 2024 and 2023. There was less than $1 million in postemployment benefit expense for the year ended December 31, 2025. The net periodic postemployment benefit expense for the years ended December 31, 2024 and 2023 was approximately $1 million.
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
During the second quarter of 2023, the Company’s subsidiary, Paroc Group OY (“Paroc”), which the Company acquired in 2018, notified the appropriate European maritime regulatory authorities that specific products in its marine insulation product line may not meet certain fire safety requirements in accordance with their certifications. Paroc voluntarily withdrew these specific products from the market, issued recalls, and suspended distribution and sales of these products (the “Recalled Products”). Paroc continues to cooperate with the applicable regulatory and government authorities and work with its customers and end-users to assist with remediation for the recall. The Company has included an estimated liability for expected future costs related to the Recalled Products on its Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024. The estimated liability is primarily based on claims received, as well as assumptions related to the estimated costs of the remedy for the Recalled Products. At this time, we cannot estimate a range of loss for any additional costs related to the Recalled Products that exceed the current estimated liability. We reevaluate these assumptions each period and the related liability may be adjusted when factors indicate that the liability is either not sufficient to cover or exceeds the estimated costs related to the Recalled Products. Based on the factors currently known, we believe the appropriate liability has been established at this time. It is reasonably possible that additional costs related to the Recalled Products could be incurred that exceed the estimated liability by amounts that could be material to our Consolidated Financial Statements.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of December 31, 2025, the Company was involved with a total of 25 sites worldwide, including 10 Superfund and state or country equivalent sites and 15 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.
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
18.    STOCK COMPENSATION
Description of the Plan
On April 20, 2023, the Company's stockholders approved the Owens Corning 2023 Stock Plan (the “2023 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, stock awards (including restricted stock awards, restricted stock units and bonus stock awards), performance share awards and performance share units. At December 31, 2025, the number of shares remaining available under the 2023 Stock Plan for all stock awards was 2.6 million.
Prior to the 2023 Stock Plan, employees were eligible to receive stock awards under the Owens Corning 2019 Stock Plan.
Total Stock-Based Compensation Expense
Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of (Loss) Earnings is as follows:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Total stock-based compensation expense from continuing operations	$66	$87	$47
Total stock-based compensation expense from discontinued operations	5	6	4
Total stock-based compensation expense	$71	$93	$51

Income tax benefit recognized on stock-based compensation expense from continuing operations	$17	$20	$13
Income tax benefit recognized on stock-based compensation expense from discontinued operations	1	1	1
Income tax benefit recognized on stock-based compensation expense	$18	$21	$14
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The weighted average grant date fair value of RSUs granted in 2025, 2024 and 2023 was $168.11, $155.14 and $104.27, respectively.
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
The fair value of the Owens Corning RSUs issued for Masonite outstanding equity awards was $85 million as of the date of acquisition, of which $35 million was related to pre-combination expense and was included in the purchase price. The remaining portion of $50 million relates to post-combination expense, of which $27 million was accelerated as of December 31, 2025. As of December 31, 2025, the future unrecognized expense related to the converted outstanding RSUs was approximately $4 million which will be recognized over the remaining service period of approximately 1.02 years. Please refer to Note 8 and 13 of the Consolidated Financial Statements for further information. Future equity-based awards to Company employees who were former Masonite employees may be granted from the remaining available shares under the Masonite Stock Plan. At December 31, 2025, the number of shares remaining available under the Masonite Stock Plan was 0.6 million shares of Owens Corning common stock.
The following table shows a summary of the Company’s RSU activity:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2024	1,249,146	$107.31
Granted	321,272	168.11
Vested	(493,950)	111.25
Forfeited	(82,267)	142.20
Balance at December 31, 2025	994,201	$122.10
As of December 31, 2025, there was $44 million of total unrecognized compensation cost related to RSUs. This total includes $4 million of unrecognized compensation related to converted Masonite equity awards and $40 million related to Owens Corning Stock Plans. That cost is expected to be recognized over a weighted-average period of 1.74 years. The total grant date fair value of stock vested during the years ended December 31, 2025, 2024 and 2023 was $55 million, $80 million and $27 million, respectively.
Performance Share Units
The Company has granted performance share units (“PSUs”) as a part of its long-term incentive plan. All outstanding PSUs will fully settle in stock. The amount of shares ultimately distributed from the 2025, 2024 and 2023 grants is contingent on meeting internal company-based metrics or an external-based stock performance metric.
In 2025, 2024 and 2023, the Company granted both internal company-based and external-based metric PSUs.
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
The following table provides a summary of the grant date fair values of the internal Company-based metric PSUs:

	Twelve Months Ended December 31,
	2025	2024	2023
Grant date fair value of units granted	$171.94	$147.18	$92.97
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
The following table provides a summary of the assumptions for PSUs granted in 2025, 2024 and 2023:

	Twelve Months Ended December 31,
	2025	2024	2023
Expected volatility	32.78%	33.88%	44.66%
Risk free interest rate	4.14%	3.94%	3.75%
Expected term (in years)	2.90	2.91	2.91
Grant date fair value of units granted	$221.54	$195.95	$119.33
The risk-free interest rate was based on zero-coupon United States Treasury STRIPS at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of December 31, 2025, there was $15 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.71 years. The total grant date fair value of shares vested during the years ended December 31, 2025, 2024 and 2023, was $14 million, $21 million and $21 million, respectively.
The following table shows a summary of the Company's PSU activity:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2024	219,075	$117.23
Granted	149,669	171.32
Vested	(140,795)	101.59
Forfeited	(55,338)	155.49
Balance at December 31, 2025	172,611	$177.12

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (“ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company's stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan which increased the number of shares available for issuance under the plan by 4.2 million shares. As of December 31, 2025, 2.8 million shares remain available for purchase.
Included in total stock-based compensation expense is $9 million, $8 million and $7 million of expense related to the Company's ESPP for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company had $4 million of total unrecognized compensation costs related to the ESPP.
The following table shows a summary of employee purchase activity under the ESPP:

	Twelve Months Ended December 31,
	2025	2024	2023
Total shares purchased by employees	286,222	211,607	287,732
Average purchase price	$105.71	$132.88	$83.51
19.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT
The following table summarizes the changes in accumulated other comprehensive income (deficit):

	Twelve Months Ended December 31,
(In millions)	2025	2024
Currency Translation Adjustment
Beginning balance	$(534)	$(318)
Gain (loss) on foreign currency translation	268	(216)
Other comprehensive income (loss), net of tax	268	(216)
Ending balance	$(266)	$(534)
Pension and Other Postretirement Adjustment
Beginning balance	$(181)	$(196)
Amounts reclassified from AOCI to net earnings, net of tax (a)	(1)	(2)
Amounts classified into AOCI, net of tax	(7)	17
Other comprehensive income, net of tax	(8)	15
Ending balance	$(189)	$(181)
Hedging Adjustment
Beginning balance	$24	$11
Amounts reclassified from AOCI to net earnings, net of tax (b)	(1)	12
Amounts classified into AOCI, net of tax	(5)	1
Other comprehensive income (loss), net of tax	(6)	13
Ending balance	$18	$24
Total AOCI ending balance	$(437)	$(691)
(a)These AOCI components are included in the computation of total Pension and Other Postretirement cost and are recorded in Non-operating (income) expense. See Notes 15 and 16 for additional information.
(b)Amounts reclassified from (loss) gain on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Cost of sales or Interest expense, net depending on the hedged item. See Note 5 for additional information.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
20.    EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share:

	Twelve Months Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Net (loss) earnings from continuing operations attributable to Owens Corning	$(188)	$947	$1,064
Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax	(334)	(300)	132
NET (LOSS) EARNINGS ATTRIBUTABLE TO OWENS CORNING	$(522)	$647	$1,196
Weighted-average number of shares outstanding used for basic earnings per share	84.0	86.9	90.1
Unvested restricted stock units and performance share units	—	0.9	0.9
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	84.0	87.8	91.0
Earnings (Loss) per common share attributable to Owens Corning common stockholders:
Basic - continuing operations	$(2.24)	$10.90	$11.81
Basic - discontinued operations	$(3.98)	$(3.45)	$1.46
Basic	$(6.22)	$7.45	$13.27

Diluted - continuing operations	$(2.24)	$10.79	$11.69
Diluted - discontinued operations	$(3.98)	$(3.42)	$1.45
Diluted	$(6.22)	$7.37	$13.14
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
The Company repurchased 5.9 million shares of its common stock for $777 million, inclusive of applicable taxes, during the twelve months ended December 31, 2025 under the Repurchase Authorizations. As of December 31, 2025, 12.5 million shares remained available for repurchase under the Repurchase Authorizations. The Company repurchased 2.6 million shares of its common stock for $433 million, inclusive of applicable taxes, during the twelve months ended December 31, 2024.
As the Company reported a net loss from continuing operations for the year ended December 31, 2025, the Company had 0.7 million of unvested restricted stock units and unvested performance share units that had a potentially anti-dilutive effect on earnings per share and were excluded from the computation of diluted earnings per share for the period. For the years ended December 31, 2024 and December 31, 2023, the Company did not have any non-vested restricted stock units or non-vested performance share units that had an anti-dilutive effect on earnings per share.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21.    INCOME TAXES
The following table summarizes our Earnings before taxes and Income tax expense:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Earnings before taxes:
United States	$(138)	$1,259	$1,250
Foreign	242	16	172
Total	$104	$1,275	$1,422

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Income tax expense:
Current
Federal	$144	$206	$269
State and local	38	37	50
Foreign	84	80	56
Total current	266	323	375
Deferred
Federal	44	49	(3)
State and local	(7)	3	5
Foreign	(10)	(41)	(13)
Total deferred	27	11	(11)
Total income tax expense	$293	$334	$364
As further described in Note 1, Business and Summary of Significant Accounting Policies, the Company has elected to prospectively adopt the guidance in ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures ("ASU 2023-09"). The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	Twelve Months Ended December 31,
(In millions)	2025
United states federal statutory income tax rate	$22	21%
Domestic state and local income tax, net of federal income tax effect (a)	32	31
Foreign tax effects	22	21
Effects of cross-border tax law:
Subpart F	9	9
Other	(7)	(7)
Non-taxable or non-deductible items:
Non-deductible goodwill impairment	223	214
Other	(3)	(3)
Other	(5)	(4)
Effective tax rate	$293	282%
(a)State and Local Taxes in California, Florida, Illinois, Texas, Minnesota and Toledo, OH made up the majority (greater than 50 percent) of the tax effect in this category.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table is a reconciliation of the United States federal statutory rate of 21% to the Company's effective rate for the years ended December 31, 2024 and December 31, 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Twelve Months Ended December 31,
(In millions)	2024	2023
United States federal statutory rate	21%	21%
State and local income taxes, net of federal tax benefit	3	4
Valuation allowance	2	—
UTP/Audit and Provision to Return	(2)	—
Other, net	2	1
Effective tax rate	26%	26%
The amount of income taxes paid (net of refunds received) by the Company for the year ended December 31, 2025 — including amounts related to discontinued operations—is summarized below. Income taxes paid (net of refunds) in each of the jurisdictions presented exceeded 5 percent of the Company’s total income taxes paid (net of refunds) for the year.

Twelve Months Ended December 31,
(In millions)	2025
Federal	$131
State	34
Foreign
Canada	18
Mexico	38
Other	43
Total foreign	99
Total	$264
The Company continues to assert indefinite reinvestment on the majority of its foreign subsidiaries and affiliates in accordance with ASC 740 based on the laws as of enactment of the Tax Act. During 2025, the Company removed the permanent reinvestment assertion related to the business operations that are subject to Held for Sale accounting. The Company has accrued deferred tax liabilities of $7 million as of December 31, 2025, resulting from current year changes. As of December 31, 2025, the Company has not provided for withholding or income taxes on approximately $1.1 billion of undistributed reserves of the foreign subsidiaries and affiliates that are considered by management to be permanently reinvested. Quantification of the deferred tax liability associated with these undistributed reserves is not practicable.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cumulative temporary differences giving rise to the deferred tax assets and liabilities are as follows:

	Twelve Months Ended December 31,
(In millions)	2025	2024
Deferred Tax Assets
Other employee benefits	$47	$48
Operating carryforwards	95	77
Capitalized R&D	43	74
Lease - liabilities	153	134
Tax credits	56	57
Interest limitation	36	32
Loss from discontinued operations	42	—
Other	103	107
Subtotal	575	529
Less: Valuation allowances	(127)	(117)
Total deferred tax assets	$448	$412
Deferred Tax Liabilities
Depreciation	$(538)	$(462)
Leases - right of use assets	(147)	(134)
Amortization	(489)	(529)
Total deferred tax liabilities	(1,174)	(1,125)
Total Net Deferred Tax Liabilities	$(726)	$(713)
The following table summarizes the amount and expiration dates of our deferred tax assets related to operating loss and tax credit carryforwards and foreign tax credit carryforwards at December 31, 2025:

(In millions)	Expiration Dates	Amounts
Domestic loss and tax credit carryforwards (a)	2026 - 2043	$111
Foreign loss and tax credit carryforwards (b)	2026 - Indefinite	40
Total loss and tax credit carryforwards		$151
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
(b)The foreign net operating losses ("NOLs") are related to various jurisdictions that provide for both indefinite carryforward periods and others with carryforward periods that range from the tax years 2026 to 2036.
The following is a rollforward of the valuation allowances for deferred taxes:

	December 31,
(In millions)	2025	2024	2023
Balance at beginning of period	$117	$102	$97
Additions charged to expense	5	13	5
Additions charged to other	5	—	2
Deductions	—	(1)	(2)
Acquisitions and divestitures	—	3	—
Balance at end of period	$127	$117	$102

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
We believe that our estimates for the valuation allowances recorded against deferred tax assets are appropriate based on current facts and circumstances. As of December 31, 2025 we had $127 million of valuation allowances on deferred tax assets, on a tax-effected basis, primarily related to U.S. federal foreign tax credit carryforwards and certain foreign deferred tax attributes as it is more likely than not that some portion or all of these tax attributes will not be realized.
We file a consolidated federal income tax return in the United States as well as tax returns in multiple state, local and foreign jurisdictions. In the normal course of business, the Company is subject to examination by the taxing authorities in each of the jurisdictions where we file tax returns. The Company is currently under audit by the U.S. Internal Revenue Service with respect to its federal consolidated income tax return for 2021 and pre-acquisition amended U.S. income tax filings of Masonite International Corporation. We also have on-going audits in various stages of completion in several state and foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2021 or state and foreign examinations for years before 2015.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Balance at beginning of period	$26	$66	$67
Tax positions related to the current year
Gross additions	1	—	—
Tax positions related to prior years
Gross additions	9	—	—
Additions from Acquisitions	—	7	—
Expiration of statute of limitations	(7)	(47)	(1)
Balance at end of period	$29	$26	$66
If the unrecognized tax benefits as of December 31, 2025 were to be recognized in the future, they would decrease the Company’s income tax expense by about $27 million.
The Company recognizes all interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties, which are not presented in the rollforward table above, were $7 million, $4 million and $8 million as of December 31, 2025, 2024 and 2023, respectively. Related to interest and penalties, we recognized an income tax expense of $1 million in 2025 an income tax benefit of $6 million in 2024 and an income tax expense of $2 million in 2023.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
22.    SUPPLEMENTAL CASH FLOW INFORMATION
Certain cash and non-cash transactions were as follows for the periods indicated:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023
Transactions involving cash:
Cash paid during the year for income taxes	$264	$423	$428
Cash paid during the year for interest	$271	$226	$135
Cash paid for operating leases	$120	$102	$76
Cash paid for finance leases for financing activities	$45	$41	$33
Cash paid for finance leases for operating activities	$17	$10	$6
Non-cash transactions from operating activities
Right-of-use assets acquired under operating leases	$223	$84	$104
Right-of-use assets acquired under finance leases	$85	$196	$61
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	December 31,
(In millions)	2025	2024	2023
Cash and cash equivalents from continuing operations	$345	$321	$1,560
Restricted cash from continuing operations	8	8	8
Cash, cash equivalents and restricted cash from discontinued operations	54	40	55
Total cash, cash equivalents and restricted cash	$407	$369	$1,623
Property, plant and equipment additions in accounts payable were $23 million, $30 million and $30 million as of December 31, 2025, 2024 and 2023, respectively.

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
There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
10b5-1 Plans
On December 2, 2025, José Méndez-Andino, the Company's Executive Vice President, Chief Innovation Officer, entered into a written plan for the sale of up to 4,124 shares of Company common stock, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. This plan is scheduled to terminate no later than December 7, 2026.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to directors, corporate governance, and compliance with Section 16(a) of the Exchange Act will be presented in the 2026 Proxy Statement in the sections titled "Proposal 1. Election of Directors" and “Delinquent Section 16(a) Reports,” and such information is incorporated herein by reference. Information with respect to the Company’s insider trading policy and procedures will be presented in the 2026 Proxy Statement in the section titled "The Company's Policies on Business Ethics and Conduct" and such information is incorporated herein by reference.
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
Information regarding executive officer and director compensation will be presented in the 2026 Proxy Statement under the section titled “Executive Compensation,” exclusive of the subsection titled “Compensation Committee Report,” and the section titled “2025 Non-Management Director Compensation,” and such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in the 2026 Proxy Statement under the sections titled “Beneficial Ownership of Shares,” “Security Ownership of Executive Officers and Directors” and “Equity Compensation Plan Information,” and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence will be presented in the 2026 Proxy Statement under the sections titled “Review, Approval or Ratification of Transactions with Related Persons,” “Director Qualifications Standards” and “Director Independence,” and such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services will be presented in the 2026 Proxy Statement under the sections titled “Principal Accountant Fees and Services,” and such information is incorporated herein by reference.

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
3.2
Fourth Amended and Restated Bylaws (as amended) of Owens Corning (incorporated by reference to Exhibit 3.2 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100), for the year ended December 31, 2024).

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

10.2
First Amendment to Second Amended and Restated Credit Agreement, dated as of March 5, 2025, by and among Owens Corning, as borrower, the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2025).

10.3*	Form of Amended and Restated Key Management Severance Agreement for Executive Officers (filed herewith).
10.4*	Amended and Restated Key Management Severance Agreement, by and between Owens Corning and Nico Del Monaco, dated October 30, 2025 (filed herewith).
10.5*	Form of Key Management Severance Agreement for Executive Officers (filed herewith).
10.6*	Form of Directors’ Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended September 30, 2024).
10.7*
Owens Corning Executive Supplemental Benefit Plan, 2009 Restatement (incorporated by reference to Exhibit 10.28 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100), for the year ended December 31, 2008).

10.8*
Owens Corning Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.30 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100), for the year ended December 31, 2008).

10.9*	Owens Corning 2021 Corporate Incentive Plan (incorporated by reference to Exhibit 10.16 to Owens Corning's Annual Report on Form 10-K (File No. 1-33100), for the year ended December 31, 2020).
10.10*	Owens Corning 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to Owens Corning’s Current Report on Form 8-K (File No. 1-33100), filed April 23, 2010).
10.11*	Owens Corning 2013 Stock Plan (incorporated by reference to Annex C to Owens Corning’s Definitive Proxy Statement (File No 1-33100), filed March 14, 2013).
10.12*	Owens Corning 2016 Stock Plan (incorporated by reference to Exhibit 10.39 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2016).
10.13*	Owens Corning 2019 Stock Plan (incorporated by reference to Exhibit 10.1 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2019).
10.14*	Owens Corning 2023 Stock Plan (incorporated by reference to Exhibit 10.1 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2023.
10.15*
Amended and Restated Owens Corning Employee Stock Purchase Plan, effective April 16, 2020 (incorporated by reference to Exhibit 10.1 to Owens Corning's Current Report on Form 8-K (File No. 1-33100), filed April 21, 2020).

10.16*
Form of Owens Corning 2018 Long Term Incentive Program Award Agreement for Performance Share Units (incorporated by reference to Exhibit 10.2 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2018).

10.17*
Form of Owens Corning 2018 Long Term Incentive Program Award Agreement for Restricted Stock (incorporated by reference to Exhibit 10.3 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2018).

10.18*
Form of Owens Corning 2019 Long Term Incentive Program Award Agreement pursuant to the Owens Corning 2016 Stock Plan for Restricted Stock Unit Award (incorporated by reference to Exhibit 10.2 to Owens Corning's Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2019).

10.19*
Form of Deferred Stock Unit Award Agreement for Directors (incorporated by reference to Exhibit 10.32 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended June 30, 2015).

10.20*
Form of Long Term Incentive Program Award Agreement for Restricted Stock Unit (incorporated by reference to Exhibit 10.33 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended June 30, 2015).

10.21*
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

10.23*
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

10.26*
Form of Owens Corning 2022 Long Term Incentive Program Award Agreement pursuant to the Owens Corning 2019 Stock Plan for Performance Share Unit Award (incorporated by reference to Exhibit 10.2 to Owens Corning's Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2022).

10.27*
Form of Owens Corning Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended September 30, 2023).

10.28*
Form of Owens Corning Long-Term Incentive Program Award Agreement pursuant to the Owens Corning 2023 Stock Plan for Performance Share Unit Awards for grants beginning in 2024 (incorporated by reference to Exhibit 10.7 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2024).

10.29*
Form of Owens Corning Long-Term Incentive Program Award Agreement pursuant to the Owens Corning 2023 Stock Plan for Restricted Stock Unit Awards for grants beginning in 2024 (incorporated by reference to Exhibit 10.8 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2024).

10.30*
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

10.32*
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

10.34*
Form of Owens Corning Long-Term Incentive Program Award Agreement pursuant to the Owens Corning 2023 Stock Plan for Performance Share Unit Awards for grants beginning in 2025 (incorporated by reference to Exhibit 10.2 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2025).

10.35*
Form of Owens Corning Long-Term Incentive Program Award Agreement pursuant to the Owens Corning 2023 Stock Plan for Restricted Stock Unit Awards for grants beginning in 2025 (incorporated by reference to Exhibit 10.3 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2025).

10.36*
Form of Owens Corning Restricted Stock Unit Award Agreement for grants beginning in 2025 (incorporated by reference to Exhibit 10.4 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended March 31, 2025).

10.37*
Restricted Stock Unit Award Agreement, by and between Owens Corning and Marcio Sandri, dated as of June 18, 2025 (incorporated by reference to Exhibit 10.2 to Owens Corning’s Quarterly Report on Form 10-Q (File No. 1-33100), for the quarter ended June 30, 2025).

19.1	Insider Trading Policy of Owens Corning (incorporated by reference to Exhibit 19.1 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100), for the year ended December 31, 2024).
21.1	Subsidiaries of Owens Corning (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
97.1	Owens Corning Clawback Policy (incorporated by reference to Exhibit 97.1 to Owens Corning’s Annual Report on Form 10-K (File No. 1-33100), for the year ended December 31, 2023).
101
The following materials from the Annual Report on Form 10-K for Owens Corning for the period ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of (Loss) Earnings; (ii) Consolidated Statements of Comprehensive (Loss) Earnings; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows; (vi) related notes to these financial statements; and (vii) document and entity information.

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
OWENS CORNING

By	/s/ Brian D. Chambers	February 25, 2026
Brian D. Chambers
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Brian D. Chambers	February 25, 2026
Brian D. Chambers,
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Todd W. Fister	February 25, 2026
Todd W. Fister,
Chief Financial Officer (Principal Financial Officer)

/s/ Mari K. Doerfler	February 25, 2026
Mari K. Doerfler,
Vice President and Controller

/s/ Michelle T. Collins	February 25, 2026
Michelle T. Collins,
Director

/s/ Eduardo E. Cordeiro	February 25, 2026
Eduardo E. Cordeiro,
Director

/s/ Adrienne D. Elsner	February 25, 2026
Adrienne D. Elsner,
Director

/s/ Alfred E. Festa	February 25, 2026
Alfred E. Festa,
Director

/s/ Edward F. Lonergan	February 25, 2026
Edward F. Lonergan,
Director

/s/ Maryann T. Mannen	February 25, 2026
Maryann T. Mannen,
Director

/s/ Paul E. Martin	February 25, 2026
Paul E. Martin,
Director

/s/ Suzanne P. Nimocks	February 25, 2026
Suzanne P. Nimocks,
Director

/s/ John D. Williams	February 25, 2026
John D. Williams,
Director