Form 10-Q
period 2026-03-31
Owens Corning
filed 2026-05-06
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-33100
_____________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 1, 2026, 80,528,319 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2026

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
NET SALES	$2,265	$2,530
COST OF SALES	1,755	1,805
Gross margin	510	725
OPERATING EXPENSES
Marketing and administrative expenses	258	261
Science and technology expenses	37	35
Other expense, net	95	22
Total operating expenses	390	318
OPERATING INCOME	120	407
Non-operating expense	—	—
EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	120	407
Interest expense, net	66	64
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	54	343
Income tax expense	15	88
NET EARNINGS FROM CONTINUING OPERATIONS	39	255
Net loss from discontinued operations attributable to Owens Corning, net of tax	(143)	(348)
NET LOSS	$(104)	$(93)

NET EARNINGS FROM CONTINUING OPERATIONS	$39	$255
Net earnings attributable to non-redeemable and redeemable noncontrolling interests	1	—
NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO OWENS CORNING	38	255
Net loss from discontinued operations attributable to Owens Corning, net of tax	(143)	(348)
NET LOSS ATTRIBUTABLE TO OWENS CORNING	$(105)	$(93)
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic - continuing operations	$0.47	$2.97
Basic - discontinued operations	$(1.77)	$(4.05)
Basic	$(1.30)	$(1.08)

Diluted - continuing operations	$0.47	$2.95
Diluted - discontinued operations	$(1.76)	$(4.03)
Diluted	$(1.29)	$(1.08)
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
NET LOSS	$(104)	$(93)
Other comprehensive (loss) income, net of tax
Currency translation adjustment (net of tax of $0 and $0 for the three months ended March 31, 2026 and 2025, respectively)	(39)	75
Pension and other postretirement adjustment (net of tax of $0 and $0 for the three months ended March 31, 2026 and 2025, respectively)	2	(3)
Hedging adjustment (net of tax of $2 and $0 for the three months ended March 31, 2026 and 2025, respectively)	1	1
Total other comprehensive (loss) income, net of tax	(36)	73
TOTAL COMPREHENSIVE LOSS	(140)	(20)
Comprehensive loss attributable to non-redeemable and redeemable noncontrolling interests	—	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO OWENS CORNING	$(140)	$(20)
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	March 31,	December 31,
ASSETS	2026	2025
CURRENT ASSETS
Cash and cash equivalents	$272	$345
Receivables, less allowance of $4 at March 31, 2026 and $4 at December 31, 2025	1,353	937
Inventories	1,492	1,472
Other current assets	175	165
Current assets of discontinued operations	431	426
Total current assets	3,723	3,345
Property, plant and equipment, net	4,121	4,170
Operating lease right-of-use assets	485	507
Goodwill	1,664	1,679
Intangible assets, net	2,498	2,535
Deferred income taxes	13	10
Other non-current assets	475	480
Non-current assets of discontinued operations	112	254
TOTAL ASSETS	$13,091	$12,980
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,274	$1,257
Current operating lease liabilities	84	83
Short-term debt	383	50
Long-term debt - current portion	438	435
Other current liabilities	644	613
Current liabilities of discontinued operations	189	222
Total current liabilities	3,012	2,660
Long-term debt, net of current portion	4,686	4,687
Pension plan liability	38	38
Other employee benefits liability	93	96
Non-current operating lease liabilities	432	450
Deferred income taxes	742	737
Other liabilities	309	323
Non-current liabilities of discontinued operations	96	96
Total liabilities	9,408	9,087
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid-in capital	4,237	4,256
Accumulated earnings	4,293	4,463
Accumulated other comprehensive deficit	(472)	(437)
Cost of common stock in treasury (c)	(4,415)	(4,430)
Total Owens Corning stockholders’ equity	3,644	3,853
Noncontrolling interests	39	40
Total equity	3,683	3,893
TOTAL LIABILITIES AND EQUITY	$13,091	$12,980
(a)10 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025
(b)400 shares authorized; 135.5 issued and 80.5 outstanding at March 31, 2026; 135.5 issued and 80.2 outstanding at December 31, 2025
(c)55.0 shares at March 31, 2026 and 55.3 shares at December 31, 2025
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Total equity, beginning of period	$3,893	$5,120
Common stock, $0.01 par value per share
Beginning of period	1	1
End of period	1	1
Treasury stock, $0.01 par value per share
Beginning of period	(4,430)	(3,685)
Issuance of common stock under share-based payment plans	37	40
Purchase of treasury stock	(22)	(137)
End of period	(4,415)	(3,782)
Additional paid-in capital (APIC):
Beginning of period	4,256	4,228
Issuance of common stock under share-based payment plans	(37)	(40)
Stock-based compensation expense	18	21
End of period	4,237	4,209
Accumulated earnings:
Beginning of period	4,463	5,224
Net earnings attributable to Owens Corning	(105)	(93)
Dividends declared (a)	(65)	(59)
End of period	4,293	5,072
Accumulated other comprehensive earnings/deficit (AOCI):
Beginning of period	(437)	(691)
Currency translation adjustment	(38)	75
Pension and other postretirement adjustment (net of tax)	2	(3)
Deferred gain (loss) on hedging transactions (net of tax)	1	1
End of period	(472)	(618)
Noncontrolling Interest (NCI):
Beginning of period	40	43
Net earnings attributable to non-redeemable noncontrolling interests	1	—
Dividends distributed to non-redeemable noncontrolling interests	(1)	(1)
Currency translation adjustment	(1)	—
End of period	39	42
Total equity, end of period	$3,683	$4,924

Common shares outstanding:
Beginning of period	80.2	85.4
Issuance of common stock under share-based payment plans	0.5	0.5
Purchase of treasury stock	(0.2)	(0.9)
End of period	80.5	85.0
Treasury shares outstanding:
Beginning of period	55.3	50.1
Issuance of common stock under share-based payment plans	(0.5)	(0.5)
Purchase of treasury stock	0.2	0.9
End of period	55.0	50.5
(a)Dividend declarations of $0.79 and $0.69 per share as of the three months ended March 31, 2026 and 2025, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
NET CASH FLOW USED FOR OPERATING ACTIVITIES
Net earnings	$(104)	$(93)
Adjustments to reconcile net losses to cash used for operating activities:
Gain/(Loss) on discontinued operations	182	362
Depreciation and amortization	174	159
Deferred income taxes	6	16
Stock-based compensation expense	18	21
Gains on sale of certain precious metals	(12)	(9)
Other adjustments to reconcile net earnings to cash from operating activities	—	(21)
Change in operating assets and liabilities	(404)	(481)
Pension fund contribution	(2)	(1)
Payments for other employee benefits liabilities	(4)	(3)
Other	(8)	1
Net cash flow used for operating activities	(154)	(49)
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(233)	(203)
Proceeds from sale of assets or affiliates	43	52
Other	—	(8)
Net cash flow used for investing activities	(190)	(159)
NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	—	329
Payments on senior revolving credit and receivables securitization facilities	—	(329)
Net proceeds from commercial paper	330	501
Payments on long-term debt	—	(29)
Dividends paid	(63)	(59)
Purchases of treasury stock	(22)	(136)
Finance lease payments	(13)	(11)
Other	3	(2)
Net cash flow provided by financing activities	235	264
Effect of exchange rate changes on cash	(5)	23
Net (decrease) increase in cash, cash equivalents and restricted cash	(114)	79
Cash, cash equivalents and restricted cash, beginning of period	407	369
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$293	$448
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in these notes refer to Owens Corning and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”), and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2025 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S.”). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Certain prior year amounts have been reclassified in order to conform to the current year presentation. On February 14, 2025, the Company announced the sale of its glass reinforcements ("GR") business. The transaction represented a strategic shift that has a major effect on the Company's operations and financial results and therefore, beginning with the quarterly report on Form 10-Q for the period ended March 31, 2025, and including this quarterly report on Form 10-Q for the period ended March 31, 2026, the GR financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented. Unless otherwise specified, these notes to the Consolidated Financial Statements reflect continuing operations. The Consolidated Statements of Cash Flows present cash flows from both continuing and discontinued operations. Please refer to Note 2 of the Consolidated Financial Statements for further information.
Revenue Recognition
As of March 31, 2026, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $133 million. As of December 31, 2025, our contract liability balances totaled $133 million, of which $17 million was recognized as revenue in the three months ended March 31, 2026. As of December 31, 2024, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $118 million, of which $12 million was recognized as revenue in the three months ended March 31, 2025.
Cash, Cash Equivalents and Restricted Cash
The Company defines cash and cash equivalents as cash and time deposits with maturities of three months or less when purchased. Restricted cash primarily represents amounts received from a counterparty related to its performance assurance on an executory contract, and is included in Other current assets on the Consolidated Balance Sheets. These amounts are contractually required to be set aside, and the counterparty can exchange the cash for another form of performance assurance at its discretion. Please refer to Note 16 for additional disclosures related to Supplemental Cash Flow Information.
Accounts Receivable
Our customers consist mainly of distributors, home centers, contractors and retailers. Two of our largest customers accounted for approximately 20% and 16%, respectively, of accounts receivable as of March 31, 2026.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company’s confirmed outstanding obligations under the Programs totaled $168 million and $196 million as of March 31, 2026 and December 31, 2025, respectively. The amounts of invoices paid under the Programs totaled $155 million and $152 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
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
Derivative Financial Instruments
The Company is exposed to commodity price, foreign currency exchange rate, and interest rate risks in the normal course of business. The Company’s risk management program uses derivative financial instruments to manage a portion of the volatility associated with these exposures and does not enter into derivatives for trading purposes.
Derivatives designated as cash flow hedges are assessed for effectiveness quarterly. Changes in the fair value of effective cash flow hedges are recorded in Accumulated other comprehensive deficit (“AOCI”) and reclassified into Cost of sales on the Consolidated Statements of Earnings in order to mirror the location of the hedged items impacting earnings. Cash settlements related to commodity cash flow hedges are included in Operating activities in the Consolidated Statements of Cash Flows.
The Company uses foreign exchange forward contracts to manage foreign currency risk associated with certain monetary assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses from the changes in the fair value of these instruments are recorded in Other (income) expense, net on the Consolidated Statements of Earnings, and are substantially offset by remeasurement impacts on the related foreign currency denominated balances. As of March 31, 2026, the Company had total notional amounts of $176 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to the Mexican Peso, Indian Rupee, Chinese Yuan, Hong Kong Dollar, South Korean Won, Brazilian Real, Chilean Peso and the Japanese Yen. In addition, the Company had notional amounts of $142 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Złoty, Danish Krone and the Norwegian Krone.
In 2020, the Company entered into a $175 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with anticipated debt issuance. The agreement was designated as a cash flow hedge and was settled in December 2022. Upon settlement, the Company received cash proceeds of $37 million, of which $31 million was deferred into AOCI and is being amortized to interest expense over the term of the Company's 5.700% senior notes due 2034. During the three months ended March 31, 2026, less than $1 million was recognized in interest expense related to amortization. As of March 31, 2026, $26 million of unrecognized gains related to the rate lock agreement remained in AOCI.
There have been no significant changes in the Company's objectives, strategies, or derivative programs since December 31, 2025. For a complete discussion of the Company's derivative instruments and hedging activities, see Note 5 of the Consolidated Financial Statements within our 2025 Form 10-K.
Related Party Transactions
In the first quarter of 2021, a related party relationship was established as a result of a former member of the Company’s Board of Directors being named an executive officer of one of the Company’s preexisting suppliers. The related party transactions with this supplier consist of the purchase of raw materials. Purchases from the related party supplier were $17 million and $25 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, amounts due to the related party supplier were $6 million and $2 million, respectively.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Accounting Pronouncements
New Pronouncements Adopted
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Updates (“ASU”) 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which provides entities with a practical expedient when estimating expected credit losses for current accounts receivable and contract assets arising from transactions accounted for under ASC 606. The guidance is effective January 1, 2026. We have adopted and determined that this guidance did not have a material effect on our Consolidated Financial Statements.
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
In November 2024, the FASB issued ASU 2024‑03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220‑40)," which requires enhanced expense‑category disclosures in the notes to the financial statements. In November 2024, the FASB issued ASU 2025‑01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)," which clarifies the effective date of ASU 2024‑03. The guidance is effective January 1, 2027 for the Company, with interim adoption beginning in 2028. The Company is currently assessing the impact adoption of this standard will have on its consolidated financial statement disclosures and does not believe adoption will have a material effect on its results of operations.
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
On February 13, 2025, the Company entered into a definitive agreement ("GR Agreement") for the sale of our GR business for a purchase price of approximately $436 million, less costs to sell. The GR business, historically part of the Company’s Composites segment, manufactures, fabricates, and sells glass fiber reinforcements for a wide variety of applications in wind energy, infrastructure, industrial, transportation and consumer markets.
The transaction represented a strategic shift that has a major effect on the Company's operations and financial results and therefore, beginning with the quarterly report on Form 10-Q for the period ended March 31, 2025, GR’s financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As a result of classifying our GR business as a discontinued operation, a portion of the Goodwill from our former Composites reporting unit was allocated to the balance sheets of the discontinued operation. As of the date of classification of GR as a discontinued operation, the Company determined the amount of Goodwill to allocate based on the relative fair values of the discontinued operation and the former Composites reporting unit, which resulted in an allocation of Goodwill to the discontinued operation of $98 million as of the held for sale date.
On April 14, 2026, the Company entered into an amendment to the GR Agreement ("Amendment") to address changing market conditions. The Amendment includes a $110 million decrease in the purchase price, the transfer of approximately $32 million in carrying value of additional assets at close and elimination of the $225 million promissory notes that were to be issued to the Company by the purchasers. As of March 31, 2026, the estimated purchase price was $413 million, net of cash, less costs to sell. The change since signing is due to revised terms of the transaction as well as other changes in customary and transaction-specific price adjustments.
During the three months ended March 31, 2026, the Company incurred a pre-tax loss of $182 million, resulting primarily from the Amendment, which we determined to be indicative of conditions that existed as of March 31, 2026. The loss was determined by comparing the carrying value of the discontinued operation to the fair value of the discontinued operation, defined as the sale price less estimated selling costs. The loss is presented within Net loss from discontinued operations attributable to Owens Corning, net of tax, on the Consolidated Statements of Earnings. An estimated valuation allowance of $590 million is recorded within Non-current assets of discontinued operations, on the Consolidated Balance Sheets. The Company closed the sale on April 30, 2026 and does not expect to recognize material incremental charges related to the transaction.
The following table summarizes (Loss)/Earnings from discontinued operations attributable to Owens Corning, net of tax included within the Consolidated Statements of Earnings:

	Three Months Ended March 31,
(In millions)	2026	2025
NET SALES	$312	$270
COST OF SALES	248	204
OPERATING EXPENSES
Marketing and administrative expenses	20	17
Loss from classification as discontinued operation	182	362
Other expense, net	6	2
Total operating expenses	208	381
Interest expense, net	—	1
Income tax expense	(1)	32
NET LOSS ATTRIBUTABLE FROM DISCONTINUED OPERATIONS TO OWENS CORNING, NET OF TAX	$(143)	$(348)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Major classes of assets and liabilities of discontinued operations include the following:

(In millions)	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13	$54
Receivables, less allowance	193	135
Inventories	204	218
Other current assets	21	19
Current assets of discontinued operations	431	426
Property, plant and equipment, net	498	454
Goodwill	99	100
Deferred income taxes	—	2
Valuation allowance for discontinued operations	(590)	(408)
Other non-current assets	105	106
Non-current assets of discontinued operations	$112	$254
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$106	$130
Other current liabilities	83	92
Current liabilities of discontinued operations	189	222
Other liabilities	96	96
Non-current liabilities of discontinued operations	$96	$96
Cash flows related to discontinued operations are included within the Consolidated Statements of Cash Flows. Cash paid for property, plant and equipment for the three months ended March 31, 2026 and March 31, 2025 was $23 million and $21 million, respectively.

3.	SEGMENT INFORMATION
Effective January 1, 2025, due to a strategic shift in how we manage our business as a result of the GR Agreement, we reorganized our reportable segments to align to our new operating and management structure. The Company now has three reportable segments: Roofing, Insulation and Doors. The Company's vertically integrated glass nonwoven business that supports the Company’s Roofing business and other building products customers, along with its composite lumber business, were integrated into the Roofing segment. Two glass melting plants, which make fiber for the nonwoven business, were integrated into the Insulation segment.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Doors - Within our Doors segment, the Company manufactures and sells interior and exterior doors and door systems, including entry doors, interior doors, and related door components. These products are primarily used in residential construction and remodeling applications.
NET SALES
The following tables show a disaggregation of our net sales by segment and geographic region. Corporate eliminations (shown below) largely reflect intercompany sales from Insulation and Roofing. External customer sales are attributed to geographic region based upon the location from which the product is sold to the external customer.

	Three Months Ended March 31, 2026
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$803	$346	$413	$1,562	$(34)	$1,528
North America Non-Residential	103	332	—	435	(2)	433
Total North America	906	678	413	1,997	(36)	1,961
Europe	52	185	59	296	(1)	295
Asia-Pacific	2	—	—	2	—	2
Rest of world	—	4	3	7	—	7
NET SALES	$960	$867	$475	$2,302	$(37)	$2,265

	Three Months Ended March 31, 2025
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$968	$382	$479	$1,829	$(35)	$1,794
North America Non-Residential	100	332	—	432	(2)	430
Total North America	1,068	714	479	2,261	(37)	2,224
Europe	48	166	56	270	(2)	268
Asia-Pacific	4	25	—	29	—	29
Rest of world	—	4	5	9	—	9
NET SALES	$1,120	$909	$540	$2,569	$(39)	$2,530
EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION
The Company identifies the Chief Executive Officer as the chief operating decision maker ("CODM"). In applying the criteria set forth in the standards for reporting information about segments in financial statements, we have determined that we have three reportable segments – Roofing, Insulation, and Doors. The key factors used to identify these reportable segments are the organization and alignment of our internal operations and the nature of our products. The CODM uses earnings before interest, taxes, depreciation and amortization (“EBITDA”) for each reportable segment to assess segment performance and make decisions on the allocation of resources. Segment EBITDA targets are established on an annual basis and used by the CODM throughout the year to compare with actual results. Quarterly forecasts supplement annual targets and provide incremental information utilized to assess the performance of a segment. Segment EBITDA variance analysis further provides insight into segment operational cost optimization.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes EBITDA by segment:

	Three Months Ended March 31,
(In millions)	2026	2025
Reportable Segments
Roofing	$231	$332
Insulation	167	225
Doors	34	68
Total reportable segments	432	625
Corporate, Other and Eliminations
Restructuring excluding depreciation	(43)	(3)
Acquisition-related integration costs excluding depreciation	(9)	(2)
Gains on sale of certain precious metals	12	9
Impairment of venture investment	(7)	—
Paroc marine recall	(32)	(1)
Gain (Loss) on sale of businesses	4	(2)
General corporate expense and other	(63)	(60)
Total Corporate, other and eliminations	(138)	(59)
Depreciation and amortization	(174)	(159)
Interest expense, net	(66)	(64)
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	$54	$343
TOTAL ASSETS AND PROPERTY, PLANT AND EQUIPMENT
The following table summarizes total assets by segment:

(In millions)	March 31, 2026	December 31, 2025
Assets allocated to reportable segments
Roofing	$3,614	$3,223
Insulation	4,606	4,548
Doors	3,178	3,234
Total reportable segments	11,398	11,005
Assets not allocated to reportable segments
Cash and cash equivalents	272	345
Non-current deferred income taxes	13	10
Investments in affiliates	62	62
Corporate property, plant and equipment, other assets and eliminations	803	878
TOTAL ASSETS FROM CONTINUING OPERATIONS	$12,548	$12,300
The following table summarizes total property, plant and equipment, net by geographic region:

(In millions)	March 31, 2026	December 31, 2025
North America	$3,387	$3,421
Europe	634	646
Asia Pacific	61	63
Rest of world	39	40
PROPERTY, PLANT AND EQUIPMENT, NET FROM CONTINUING OPERATIONS	$4,121	$4,170

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
The following table summarizes cash paid for property, plant and equipment by segment:

	Three Months Ended March 31,
(In millions)	2026	2025
Reportable Segments
Roofing	$69	$62
Insulation	102	81
Doors	18	18
Total reportable segments	189	161
General corporate additions	21	21
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT FROM CONTINUING OPERATIONS	$210	$182

4.	INVENTORIES
Inventories consist of the following:

(In millions)	March 31, 2026	December 31, 2025
Finished goods	$848	$824
Materials and supplies	644	648
Total inventories	$1,492	$1,472

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
The Company tests goodwill and indefinite-lived intangible assets for impairment as of October 1st each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Goodwill
The changes in the net carrying amount of goodwill by segment are as follows:

(In millions)	Roofing	Insulation	Doors	Total
Gross carrying amount at December 31, 2025	$661	$1,620	$1,515	$3,796
Divestiture	—	—	(7)	(7)
Foreign currency translation	(1)	(12)	(3)	(16)
Gross carrying amount at March 31, 2026	660	1,608	1,505	3,773

Accumulated impairment losses at December 31, 2025	—	(982)	(1,135)	(2,117)
Foreign currency translation	—	8	—	8
Accumulated impairment losses at March 31, 2026	—	(974)	(1,135)	(2,109)

Balance, net of impairment at March 31, 2026	$660	$634	$370	$1,664

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Other Intangible Assets
Other intangible assets consist of the following:

	March 31, 2026			December 31, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trademarks and trade names	$1,195	$—	$1,195	$1,197	$—	$1,197
Amortizable intangible assets
Customer relationships	1,544	(453)	1,091	1,551	(431)	1,120
Technology	381	(249)	132	382	(241)	141
Trademarks and trade names	30	(7)	23	31	(7)	24
Other (a)	59	(2)	57	55	(2)	53
Total other intangible assets	$3,209	$(711)	$2,498	$3,216	$(681)	$2,535
(a)    Other primarily includes emissions rights.
Indefinite-Lived Intangible Assets
As of March 31, 2026, there is one indefinite-lived intangible asset that was at an increased risk of impairment. This asset is used by our Doors segment and had a value of $156 million as of March 31, 2026.
Definite-Lived Intangible Assets
The Company amortizes the cost of other intangible assets over their estimated useful lives which, individually, range up to 25 years. The Company's future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets.
Amortization expense for intangible assets for the three months ended March 31, 2026 and 2025 was $34 million and $38 million, respectively. Amortization expense for intangible assets is estimated to be $100 million for the remainder of 2026.
The estimated amortization expense for intangible assets for the next five years is as follows:

(In millions)	Amortization
2027	$126
2028	$125
2029	$110
2030	$102
2031	$101

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(In millions)	March 31, 2026	December 31, 2025
Land	$183	$185
Buildings and leasehold improvements	1,452	1,418
Machinery and equipment	5,497	5,471
Construction in progress	505	535
Property, plant and equipment, gross	7,637	7,609
Accumulated depreciation	(3,516)	(3,439)
Property, plant and equipment, net	$4,121	$4,170
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 3% and 4% of total machinery and equipment as of March 31, 2026 and December 31, 2025, respectively.
Our production tooling needs are changing due to the announced sale of our GR business. As a result, the Company sold certain precious metals resulting in gains of $2 million and $9 million for the three months ended March 31, 2026 and March 31, 2025, respectively. These gains are included in Other expense, net on the Consolidated Statements of Earnings and are reflected in the Corporate, Other and Eliminations reporting category. The cash proceeds from the sales are included in Net cash flow used for investing activities in the Consolidated Statements of Cash Flow.
We also exchanged certain precious metals used in production tooling for certain other precious metals to be used in production tooling. During the three months ended March 31, 2026, these non-cash exchanges resulted in a net increase to Machinery and equipment of $10 million and a gain of $10 million. There were no significant non-cash exchanges during the three months ended March 31, 2025. These gains are included in Other expense, net on the Consolidated Statements of Earnings and reflected in the Corporate, Other and Eliminations reporting category. These non-cash investing activities are not included in Net cash flow used by investing activities in the Consolidated Statements of Cash Flows. We do not expect these non-cash exchanges to materially impact our current or future capital expenditure requirements or rate of depletion.

7.	DIVESTITURES
On February 24, 2026, the Company entered into an agreement and sold its distribution business, that was part of the Doors segment, which further aligns with our strategy to streamline operations in the segment. The business represented annual net revenues of approximately $70 million. As a result of the sale, the Company received consideration of approximately $40 million, net of cash sold and subject to customary working capital adjustments, and recognized a pre‑tax gain on sale of approximately $4 million during the three months ended March 31, 2026, which is recorded in Other expense, net on the Consolidated Statements of Earnings.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	WARRANTIES
The Company records a liability for warranty obligations at the date the related products are sold. Adjustments are made as new information becomes available. Please refer to Note 1 of the Consolidated Financial Statements within our 2025 Form 10-K for information about our separately-priced extended warranty contracts. The warranty liability is included in Other liabilities and Other current liabilities on the Consolidated Balance Sheets. A reconciliation of the warranty liability is as follows:

	March 31,
(In millions)	2026	2025
Beginning balance	$91	$99
Amounts accrued for current year	6	6
Settlements/adjustments of warranty claims	(10)	(6)
Ending balance	$87	$99

9.	RESTRUCTURING
The Company may incur restructuring, and other exit costs in connection with its global cost reduction, product line and productivity initiatives and the Company’s growth strategy.
Global Corporate Restructuring
In the first quarter of 2026, the Company took actions to reduce operating expenses. These actions are expected to result in cumulative charges of approximately $58 million, primarily related to severance and other exit costs. During the first three months of 2026, the Company recorded $32 million of cash charges related to severance.
Roofing Integration Restructuring
In September 2025, the Company took actions to reduce costs in its Roofing segment, primarily through relocation of its lumber facility. These actions are expected to result in cumulative charges of approximately $22 million, primarily related to accelerated depreciation, asset write-offs, and other exit costs. During the first three months of 2026, the Company recorded $1 million of non-cash charges related to accelerated depreciation.
Building Materials Business Sale Restructuring
On November 4, 2024, the Company entered into a related party agreement to sell its Insulation segment's building materials business in China and Korea to a member of the business’ management team. Following the signing of the agreement, the Company took actions to reduce headcount and implement cost savings initiatives. These actions are expected to result in cumulative costs of approximately $15 million, primarily related to severance and other exit costs. During the first three months of 2025 and 2026, the Company did not incur any charges related to this project. The Company does not expect to recognize significant incremental costs related to these actions.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
During the first three months of 2026, the Company recorded $13 million, consisting primarily of non-cash charges related to other exit costs and accelerated depreciation. During the first three months of 2025, the Company recorded $4 million of charges related to these actions. The Company is continuing to review synergies as a result of this acquisition and expects to incur incremental costs throughout 2026.
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
During the first three months of 2025 and 2026, the Company did not incur any charges related to this project. The Company does not expect to recognize significant incremental costs related to these actions.
European Operating Structure Optimization
In March 2023, the Company took actions to optimize the operating structure of its segments across Europe to increase its competitiveness. These actions are expected to result in cumulative costs of approximately $20 million, primarily related to severance and other exit costs.
During the first three months of 2026, the Company did not incur any charges related to this project. During the first three months of 2025, the Company recorded $1 million of income primarily related to a reduction in severance. The Company does not expect to recognize significant incremental costs related to these actions.
Consolidated Statements of Earnings From Continuing Operations Classification
The following table presents the impact and respective location of total restructuring on the Consolidated Statements of Earnings From Continuing Operations, which are included within Corporate, Other and Eliminations:

		Three Months Ended March 31,
(In millions)	Location	2026	2025
Accelerated depreciation	Cost of sales	$(3)	$—
Other exit costs	Cost of sales	(5)	—
Severance	Other expense, net	(32)	(2)
Other exit costs	Other expense, net	(6)	(1)
Total Restructuring Costs		$(46)	$(3)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Summary of Unpaid Liabilities
The following tables summarize the status of the unpaid liabilities from the Company’s restructuring activities:

	March 31, 2026
(In millions)	Building Materials Business Sale	Acquisition-related Restructuring	Global Composites Restructuring	European Operating Structure Optimization	Roofing Integration Restructuring	Global Corporate Restructuring
Balance at December 31, 2025	$—	$11	$10	$—	$1	$—
Restructuring costs	—	13	—	—	1	32
Payments	—	(7)	(4)	—	(1)	(2)
Accelerated depreciation and other non-cash items	—	(12)	—	—	(1)	—
Balance at March 31, 2026	$—	$5	$6	$—	$—	$30
Cumulative charges incurred	$4	$122	$40	$12	$9	$32
As of March 31, 2026, the remaining liability balance was primarily comprised of $41 million related to severance, which the Company expects to pay over the next twelve months.

	March 31, 2025
(In millions)	Building Materials Business Sale	Acquisition-related Restructuring	Global Composites Restructuring	European Operating Structure Optimization
Balance at December 31, 2024	$6	$3	$14	$5
Restructuring costs	—	4	—	(1)
Payments	—	(4)	(1)	(1)
Accelerated depreciation and other non-cash items	—	—	—	(1)
Balance at March 31, 2025	$6	$3	$13	$2
Cumulative charges incurred	$6	$59	$33	$14

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	DEBT
Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows:

	March 31, 2026		December 31, 2025
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.400% senior notes, net of discount and financing fees, due 2026	$400	100%	$399	100%
5.500% senior notes, net of discount and financing fees, due 2027	498	101%	498	102%
3.950% senior notes, net of discount and financing fees, due 2029	448	98%	448	99%
3.500% senior notes, net of discount and financing fees, due 2030	2	90%	2	100%
3.500% senior notes, net of discount and financing fees, due 2030	345	96%	343	97%
3.875% senior notes, net of discount and financing fees, due 2030	299	97%	299	98%
5.700% senior notes, net of discount and financing fees, due 2034	791	103%	791	105%
7.000% senior notes, net of discount and financing fees, due 2036	369	112%	369	114%
4.300% senior notes, net of discount and financing fees, due 2047	590	79%	590	82%
4.400% senior notes, net of discount and financing fees, due 2048	391	80%	391	82%
5.950% senior notes, net of discount and financing fees, due 2054	683	99%	683	102%
Various finance leases, due through 2050 (a)	308	100%	309	100%
Total long-term debt	5,124	N/A	5,122	N/A
Less – current portion of senior notes	400	100%	399	100%
Less – current portion of finance leases and other (a)	38	100%	36	100%
Long-term debt, net of current portion	$4,686	N/A	$4,687	N/A
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
On April 15, 2024, in connection with the acquisition of Masonite, we commenced a tender offer (the “Tender Offer”) to purchase any and all of Masonite's outstanding 5.375% Senior Notes due 2028 (the “Masonite 2028 notes”) with an aggregate value of $501 million. On May 13, 2024, 94.25% of the outstanding Masonite 2028 notes were validly tendered, with Owens Corning making a cash payment on May 16, 2024 of approximately $480 million, inclusive of $7 million of interest and $1 million premium on tender. Following the settlement of the Tender Offer, approximately $29 million of the Masonite 2028 notes that were not tendered remained outstanding. On February 1, 2025, the Company issued a par call to repay the remaining portion of its outstanding Masonite 2028 notes for $30 million inclusive of accrued interest.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company issued $400 million of 2026 senior notes on August 8, 2016. Interest on the notes is payable semiannually in arrears on February 15 and August 15 each year, beginning on February 15, 2017. A portion of the proceeds from these notes was used to redeem $158 million of our 2016 senior notes. The remaining proceeds were used to pay down portions of our Receivables Securitization Facility and for general corporate purposes. As of March 31, 2026, the $400 million outstanding balance related to the 2026 senior notes was recorded in Long-term debt – current portion on the Consolidated Balance Sheets.
The Company issued $550 million of 2036 senior notes on October 31, 2006. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2007. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.
Collectively, the Company's senior notes above, other than the Masonite 2028 notes or the Masonite 2030 notes, are referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of March 31, 2026.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Senior Revolving Credit Facility was amended in February 2026 to exclude specified 2025 non‑cash impairment charges from the leverage ratio calculation. The Company was in compliance with the covenants in the Senior Revolving Credit Facility as of March 31, 2026.
Commercial Paper
On March 5, 2025, the Company established a $1.5 billion commercial paper program ("CP Program") for the issuance of unsecured commercial paper notes (the “CP Notes”) with maturities ranging up to 397 days from the date of issuance. The CP Notes may not be voluntarily prepaid or redeemed by the Company prior to maturity and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The proceeds from the CP Notes will be used to finance the Company’s short-term liquidity needs and other general corporate purposes. The Senior Revolving Credit Facility is designated to be a liquidity backstop for the CP Notes outstanding under the CP Program. We do not intend to have outstanding borrowings under the CP Program in excess of available capacity under our Senior Revolving Credit Facility. As of March 31, 2026, there were $380 million of CP Notes outstanding under the CP Program with a weighted average interest rate and weighted average maturity period of 4.10% and 9 days, respectively. As of December 31, 2025, there were $50 million of CP Notes outstanding

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
under the CP Program with a weighted average interest rate and weighted average maturity period of 3.95% and 13 days, respectively. The CP Notes are reported net of any discount and are included within Short-term debt on the Company's Consolidated Balance Sheets.

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
During the second quarter of 2023, the Company's subsidiary, Paroc Group OY (“Paroc”), which the Company acquired in 2018, notified the appropriate European maritime regulatory authorities that specific products in its marine insulation product line may not meet certain fire safety requirements in accordance with their certifications. Paroc voluntarily withdrew these specific products from the market, issued recalls and suspended distribution and sales of these products (the "Recalled Products"). As of March 31, 2026 we have included a liability within Other current liabilities on the Consolidated Balance Sheets in the amount of $83 million to cover the costs of the remediation associated with the Recalled Products. We do not expect to incur further material charges related to the Recalled Products.
Due to the discovery of these nonconformances, the Company reviewed the Paroc insulation product portfolio. That review has concluded. The review included the Company's assessment of potential nonconformances related to certain ventilation duct and steel beam insulation products. Paroc suspended sales of these affected insulation products but has not issued any recalls. While we expect to incur costs associated with the resolution of the identified ventilation duct and steel beam insulation products, the amount or range of any potential loss cannot be reasonably estimated at this time.
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
Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of March 31, 2026, the Company was involved with a total of 27 sites worldwide, including 12 Superfund and state or country equivalent sites and 15 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Other Matters
As a result of the decision of the U.S. Supreme Court in February 2026, the Company may be entitled to a refund of tariffs previously paid on certain imported products under the International Emergency Economic Powers Act. The Company estimates that approximately $50 million of tariff payments may be eligible for refund as a result of the decision. As of March 31, 2026, the Company has not recorded an asset related to this matter. The Company continues to evaluate the matter and will recognize a refund when the right to receive such amounts becomes realized or realizable in accordance with ASC 450, Contingencies.

12.	STOCK COMPENSATION
Description of the Plan
On April 20, 2023, the Company's stockholders approved the Owens Corning 2023 Stock Plan (the “2023 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, stock awards (including restricted stock awards, restricted stock units and bonus stock awards), performance share awards and performance share units. At March 31, 2026, the number of shares remaining available under the 2023 Stock Plan for all stock awards was 2.2 million. Future equity-based awards to Company employees who were former Masonite employees may be granted from the remaining available shares under the Masonite Stock Plan. At March 31, 2026, the number of shares remaining available under the Masonite Stock Plan was 0.6 million shares of Owens Corning common stock.
Prior to the 2023 Stock Plan, employees were eligible to receive stock awards under the Owens Corning 2019 Stock Plan.
Total Stock-Based Compensation Expense
Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings is as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Total stock-based compensation expense from continuing operations	$17	$20
Total stock-based compensation expense from discontinued operations	1	1
Total stock-based compensation expense	$18	$21
Restricted Stock Units
The Company has granted restricted stock units (“RSUs”) under its stockholder-approved stock plans. Generally, all outstanding RSUs will fully settle in stock. Compensation expense for RSUs is measured based on the closing market price of the stock at date of grant and is recognized on a straight-line basis over the vesting period, which is typically three years. The Stock Plan allows alternate vesting schedules for death, disability and retirement.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table shows a summary of the Company’s RSU activity:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2025	994,201	$122.10
Granted	322,440	131.86
Vested	(307,257)	135.03
Forfeited	(16,636)	142.27
Balance at March 31, 2026	992,748	$120.92
As of March 31, 2026, there was $71 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 1.96 years. The total grant date fair value of stock vested during the three months ended March 31, 2026 and 2025 was $41 million and $40 million, respectively.
Performance Share Units
The Company has granted performance share units (“PSUs”) as a part of its long-term incentive plan. All outstanding PSUs will fully settle in stock. The amount of shares ultimately distributed from PSUs will vary depending on each award's design and are contingent on meeting the applicable internal performance metrics and external stock performance metrics. PSUs typically vest after a three-year period.
Performance of these metrics is monitored quarterly and if it becomes probable that the internal-based performance goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted and previous surplus compensation expense recognized will be reversed or additional expense will be recognized. The expected term represents the period from the grant date to the end of the three-year performance period. Pro-rata vesting may be utilized in the case of death, disability or retirement, and awards, if earned, will be paid at the end of the three-year period.
PSUs granted from 2023-2025
The initial fair value for all internal performance metric PSUs is based on the grant date stock price. Internal performance metric PSU grants issued from 2023 through 2025 contained both a service and performance condition. In the three months ended March 31, 2025, the grant date fair value of the granted PSUs was $171.94.
The external-based metric PSUs vest after a three-year period. Outstanding grants issued from 2023 to 2025 are based on the Company’s total stockholder return relative to a peer group. The amount of stock distributed will vary depending on the relative stockholder return performance. The fair value of external-based metric PSUs has been estimated at the grant date using a Monte Carlo simulation that uses various assumptions.
The following table provides a summary of the assumptions for PSUs granted in 2025:

Three Months Ended March 31,
2025
Expected volatility	32.78%
Risk free interest rate	4.14%
Expected term (in years)	2.90
Grant date fair value of units granted	$221.54
The risk-free interest rate was based on zero-coupon United States Treasury STRIPS at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSUs granted in 2026
Beginning in 2026, all PSUs issued are internal performance metric PSUs that are subject to a modifier adjustment based on the Company’s total shareholder return relative to a peer group. The number of shares earned depends on the achievement of both performance and market conditions. The fair value of PSUs granted for the three months ended March 31, 2026 has been estimated at the grant date using a Monte Carlo simulation with various assumptions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table provides a summary of the assumptions for PSUs granted in 2026:

Three Months Ended March 31,
2026
Expected volatility	32.66%
Risk free interest rate	3.60%
Expected term (in years)	2.90
Grant date fair value of units granted	$132.81
The risk-free interest rate was based on zero-coupon United States Treasury STRIPS at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of March 31, 2026, there was $29 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 2.23 years.
The following table shows a summary of the Company's PSU activity:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	172,611	$177.12
Granted	138,924	132.81
Vested	—	—
Other (1)	44,729	50.97
Forfeited	(6,450)	162.73
Balance at March 31, 2026	349,814	$157.25
(1)    Represents PSUs that are vested and undistributed.
Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (“ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company's stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan which increased the number of shares available for issuance under the plan by 4.2 million shares. As of March 31, 2026, 2.8 million shares remain available for purchase.
Included in total stock-based compensation is $3 million of expense related to the Company's ESPP for each of the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had $2 million of total unrecognized compensation costs related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT
The following table summarizes the changes in accumulated other comprehensive income (deficit):

	Three Months Ended March 31,
(In millions)	2026	2025
Currency Translation Adjustment
Beginning balance	$(266)	$(534)
(Loss) gain on foreign currency translation	(38)	75
Other comprehensive income (loss), net of tax	(38)	75
Ending balance	$(304)	$(459)
Pension and Other Postretirement Adjustment
Beginning balance	$(189)	$(181)
Amounts reclassified from AOCI to net earnings, net of tax (a)	—	—
Amounts classified into AOCI, net of tax	2	(3)
Other comprehensive income, net of tax	2	(3)
Ending balance	$(187)	$(184)
Hedging Adjustment
Beginning balance	$18	$24
Amounts reclassified from AOCI to net earnings, net of tax (b)	(2)	(2)
Amounts classified into AOCI, net of tax	3	3
Other comprehensive income (loss), net of tax	1	1
Ending balance	$19	$25
Total AOCI ending balance	$(472)	$(618)
(a)These AOCI components are included in the computation of total Pension and Other Postretirement cost and are recorded in Non-operating income.
(b)Amounts reclassified from (loss) gain on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Cost of sales or Interest expense, net depending on the hedged item. See Note 5 of the Consolidated Financial Statements within our 2025 Form 10-K.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
Net earnings from continuing operations attributable to Owens Corning	$38	$255
Net loss from discontinued operations attributable to Owens Corning, net of tax	(143)	(348)
NET LOSS ATTRIBUTABLE TO OWENS CORNING	$(105)	$(93)
Weighted-average number of shares outstanding used for basic earnings per share	80.7	85.8
Unvested restricted stock units and performance share units	0.4	0.5
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	81.1	86.3
Earnings (Loss) per common share attributable to Owens Corning common stockholders:
Basic - continuing operations	$0.47	$2.97
Basic - discontinued operations	$(1.77)	$(4.05)
Basic	$(1.30)	$(1.08)

Diluted - continuing operations	$0.47	$2.95
Diluted - discontinued operations	$(1.76)	$(4.03)
Diluted	$(1.29)	$(1.08)
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
The Company repurchased no shares of its common stock during the three months ended March 31, 2026 under the Repurchase Authorizations. As of March 31, 2026, 12.5 million shares remained available for repurchase under the Repurchase Authorizations. The Company repurchased 0.7 million shares of its common stock for $101 million, inclusive of applicable taxes, during the three months ended March 31, 2025.
For each of the three months ended March 31, 2026 and March 31, 2025, the Company did not have any non-vested restricted stock units or non-vested performance share units that had an anti-dilutive effect on earnings per share.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15.	INCOME TAXES
The following table provides the Income tax expense and effective tax rate for the periods indicated:

	Three Months Ended March 31,
(In millions, except effective tax rate)	2026	2025
Income tax expense	$15	$88
Effective tax rate	28%	26%
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2026 is primarily due to U.S. state and local income tax expense, foreign tax effects, and changes in unrecognized tax benefits.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2025 is primarily due to U.S. state and local income tax expense and foreign rate differential.

16.	SUPPLEMENTAL CASH FLOW INFORMATION
Certain cash and non-cash transactions were as follows for the periods indicated:

	Three Months Ended March 31,
(In millions)	2026	2025
Transactions involving cash:
Cash paid for income taxes	$36	$36
Cash paid for interest	$51	$50
Cash paid for operating leases	$32	$30
Cash paid for finance leases for financing activities	$13	$11
Cash paid for finance leases for operating activities	$4	$4
Non-cash transactions from operating activities
Right-of-use assets acquired under operating leases	$20	$12
Right-of-use assets acquired under finance leases	$12	$15
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	March 31,
(In millions)	2026	2025
Cash and cash equivalents from continuing operations	$272	$400
Restricted cash from continuing operations	8	8
Cash, cash equivalents and restricted cash from discontinued operations	13	40
Total cash, cash equivalents and restricted cash	$293	$448
Property, plant and equipment additions in accounts payable were $93 million and $65 million as of March 31, 2026 and 2025, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
GENERAL
Owens Corning is a branded building products leader with three complementary businesses providing roofing, insulation and doors primarily for residential markets in North America and Europe. As described below, the Company has three reportable segments: Roofing, Insulation and Doors. Through these lines of business, the Company manufactures and sells products that provide durable, sustainable and energy-efficient solutions. We are a market leader in many of our major product categories.
EXECUTIVE OVERVIEW
Net earnings from continuing operations attributable to Owens Corning were earnings of $38 million in the first quarter of 2026, compared to earnings of $255 million in the first quarter of 2025. The Company generated $369 million in adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) from continuing operations in the first quarter of 2026, compared to $565 million in the first quarter of 2025. See the Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization From Continuing Operations section of the MD&A for further information regarding Adjusted EBITDA from continuing operations, including the reconciliation to Net earnings from continuing operations attributable to Owens Corning. First quarter of 2026 segment earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance compared to the first quarter of 2025 decreased $101 million in our Roofing segment, decreased $58 million in our Insulation segment and decreased $34 million in our Doors segment. Within our Corporate, Other and Eliminations category, General corporate expenses and other increased by $3 million.
Glass Reinforcements Divestiture
On February 13, 2025, the Company entered into a definitive agreement ("GR Agreement") for the sale of our global glass reinforcements ("GR") business for a purchase price of approximately $436 million, less costs to sell. The GR business, historically part of the Company’s Composites segment, manufactures, fabricates, and sells glass fiber reinforcements for a wide variety of applications in wind energy, infrastructure, industrial, transportation and consumer markets.
The transaction represented a strategic shift that has a major effect on the Company's operations and financial results and therefore, beginning with the quarterly report on Form 10-Q for the period ended March 31, 2025, the GR business financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented.
As a result of classifying the GR business as a discontinued operation, a portion of the Goodwill from our former Composites reporting unit was allocated to the balance sheets of the discontinued operation. As of the date of classification of the GR business as a discontinued operation, the Company determined the amount of Goodwill to allocate based on the relative fair values of the discontinued operation and the former Composites reporting unit. This resulted in an allocation of Goodwill to the discontinued operation of $98 million as of the held for sale date.
On April 14, 2026, the Company entered into an amendment to the GR Agreement ("Amendment") to address changing market conditions. The Amendment includes a $110 million decrease in the purchase price, the transfer of approximately $32 million in carrying value of additional assets at close and elimination of the $225 million promissory notes that were to be issued to the Company by the purchasers. As of March 31, 2026, the estimated purchase price was $413 million, net of cash, less costs to sell. The change since signing is due to revised terms of the transaction as well as other changes in customary and transaction-specific price adjustments. The sale subsequently closed on April 30, 2026. The sale completes Owens Corning’s review of strategic alternatives for the business, announced on February 9, 2024, and aligns with the strategy to reshape the Company to focus on residential and commercial building products in North America and Europe.
During the three months ended March 31, 2026, the Company incurred a pre-tax loss of $182 million, resulting from the Amendment, which we determined to be indicative of conditions that existed as of March 31, 2026. The loss was determined by comparing the carrying value of the discontinued operation to the fair value of the discontinued operation, defined as the sale price less estimated selling costs. The loss is presented within Net loss from discontinued operations attributable to Owens Corning, net of tax, on the Consolidated Statements of Earnings. An estimated valuation allowance of $590 million is recorded within Non-current assets of discontinued operations, on the Consolidated Balance Sheets.

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
Based on the current tariff policies, the Company expects to partially offset the operating profit impact of the enacted tariffs with supply chain adjustments and productivity and cost savings actions. If additional tariffs or other trade restrictions are enacted, or if the Company is unable to offset their impact, then demand for our products and the Company's revenue and profitability could be adversely impacted.
Following the decision of the U.S. Supreme Court, the Company may be entitled to a refund of tariffs previously paid on certain imported products under the International Emergency Economic Powers Act. The Company estimates that approximately $50 million of tariff payments may be eligible for refund as a result of the decision; however, no asset has been recorded as of March 31, 2026.
RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended March 31,
(In millions)	2026	2025
Net sales	$2,265	$2,530
Gross margin	$510	$725
% of net sales	23%	29%
Marketing and administrative expenses	$258	$261
Other expense, net	$95	$22
Earnings from continuing operations before interest and taxes	$120	$407
Interest expense, net	$66	$64
Income tax expense	$15	$88
Net earnings from continuing operations attributable to Owens Corning	$38	$255
Net loss from discontinued operations attributable to Owens Corning, net of tax	$(143)	$(348)
Net loss attributable to Owens Corning	$(105)	$(93)
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
Net sales decreased $265 million in the first quarter 2026 compared to the first quarter 2025. The decrease was primarily driven by lower volumes across all segments. The remaining variance was primarily attributable to lower selling prices, partially offset by favorable mix in all segments.
GROSS MARGIN
Gross margin decreased $215 million in the first quarter 2026 compared to the first quarter 2025. The decrease was primarily driven by lower sales volumes across all three segments, lower selling prices, the impact of production downtime, and input cost inflation.
MARKETING AND ADMINISTRATIVE EXPENSES
Marketing and administrative expenses decreased $3 million in the first quarter 2026 compared to the first quarter 2025.
OTHER EXPENSE, NET
Other expense, net increased $73 million in the first quarter 2026 compared to the first quarter 2025. The increase was primarily driven by higher restructuring costs and an increase in the liability for the Paroc marine recall.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
INTEREST EXPENSE, NET
Interest expense, net increased $2 million in the first quarter 2026 compared to the first quarter 2025. The increase was driven by lower interest income due to lower cash balances.
INCOME TAX EXPENSE
Income tax expense for the three months ended 2026 was $15 million. The Company’s effective tax rate for the first quarter 2026 was 28% on pre-tax income of $54 million. The difference between the 28% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily due to U.S. state and local income tax expense, foreign tax effects, and changes in unrecognized tax benefits.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is not reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions.
Income tax expense for the three months ended 2025 was $88 million. The Company’s effective tax rate for the first quarter 2025 was 26%. The difference between the 26% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily due to U.S. state and local income tax expense and foreign rate differential.
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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings From Continuing Operations:

		Three Months Ended March 31,
(In millions)	Location	2026	2025
Accelerated depreciation	Cost of sales	$(3)	$—
Other exit costs	Cost of sales	(5)	—
Severance	Other expense, net	(32)	(2)
Other exit costs	Other expense, net	(6)	(1)
Total Restructuring Costs		$(46)	$(3)
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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Adjusting income (expense) items to EBITDA are shown in the table below:

	Three Months Ended March 31,
(In millions)	2026	2025
Restructuring excluding depreciation	$(43)	$(3)
Acquisition-related integration costs excluding depreciation	(9)	(2)
Gains on sale of certain precious metals	12	9
Impairment of venture investment	(7)	—
Paroc marine recall	(32)	(1)
Gain (Loss) on sale of businesses	4	(2)
Total Adjusting Items	$(75)	$1
The reconciliation from Net (loss) earnings from continuing operations attributable to Owens Corning to EBITDA and Adjusted EBITDA is shown in the table below:

	Three Months Ended March 31,
(In millions)	2026	2025
NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO OWENS CORNING	$38	$255
Net earnings attributable to non-redeemable and redeemable noncontrolling interests	1	—
NET EARNINGS FROM CONTINUING OPERATIONS	39	255
Income tax expense	15	88
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	54	343
Interest expense, net	66	64
EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	120	407
Less: Adjusting items from above	(75)	1
Depreciation and amortization	174	159
ADJUSTED EBITDA FROM CONTINUING OPERATIONS	$369	$565
Segment Results
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
Roofing
The table below provides a summary of net sales and EBITDA for the Roofing segment:

	Three Months Ended March 31,
(In millions)	2026	2025
Net sales	$960	$1,120
% change from prior year	-14%	2%
EBITDA	$231	$332
EBITDA as a % of net sales	24%	30%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NET SALES
In our Roofing segment, net sales decreased $160 million in the first quarter 2026 compared to the first quarter 2025. Lower volumes of approximately 14% and lower selling prices of $13 million were slightly offset by favorable mix.
EBITDA
In our Roofing segment, EBITDA decreased $101 million in the first quarter 2026 compared to the first quarter 2025. The decrease was primarily driven by lower volumes, higher manufacturing costs of $17 million, lower selling prices of $13 million, input cost inflation of $6 million, and the impact of production downtime.
OUTLOOK
In our Roofing segment, the Company expects non-discretionary roof replacement activity to remain solid in the near-term. Uncertainties that may impact Roofing demand include demand from storms and other weather-related events (including the frequency thereof), competitive pricing pressure and the cost and availability of raw materials, particularly asphalt. The Company expects global non-residential construction markets to be relatively stable in the near-term. The Company will continue to focus on managing costs, capital expenditures and working capital to best service the market demand.
Insulation
The table below provides a summary of net sales and EBITDA for the Insulation segment:

	Three Months Ended March 31,
(In millions)	2026	2025
Net sales	$867	$909
% change from prior year	-5%	-5%
EBITDA	$167	$225
EBITDA as a % of net sales	19%	25%
NET SALES
In our Insulation segment, net sales decreased $42 million in the first quarter 2026 compared to the first quarter 2025. Lower volumes of 3% and lower selling prices of $21 million were partially offset by slightly favorable mix. A favorable impact of $25 million from translating sales denominated in foreign currencies into United States dollars offset the unfavorable impact from the divestiture of our building materials business in China and Korea.
EBITDA
In our Insulation segment, EBITDA decreased $58 million in the first quarter 2026 compared to the first quarter 2025. The decrease was driven by lower selling prices of $21 million, the impact of production downtime of $20 million and input cost inflation of $11 million. The remaining variance primarily resulted from lower volumes, partially offset favorable mix.
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
During the first quarter of 2026, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was 1.419 million starts, which was up from 1.370 million starts in the first quarter of 2025.
The Company expects the new residential construction market in North America to remain challenged in the near-term, driven by an overall weakness in housing starts due to affordability challenges and consumer uncertainty. The global non-residential construction markets are expected to be relatively stable in the near-term. The Company continues to concentrate on driving productivity, managing costs, capital expenditures and working capital as we position ourselves to expand capacity within our existing manufacturing network.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Doors
The table below provides a summary of net sales and EBITDA for the Doors segment:

	Three Months Ended March 31,
(In millions)	2026	2025
Net sales	$475	$540
% change from prior year	-12%	N/A
EBITDA	$34	$68
EBITDA as a % of net sales	7%	13%
NET SALES
In our Doors segment, net sales decreased $65 million in the first quarter 2026 compared to the first quarter 2025, primarily due to lower volumes of 12%. A $10 million unfavorable impact from the divestiture of our distribution business was offset by a $6 million favorable impact of translating sales denominated in foreign currencies into United States dollars and favorable mix.
EBITDA
In our Doors segment, EBITDA decreased $34 million in the first quarter 2026 compared to the first quarter 2025. Lower volumes, input cost inflation of $10 million, higher manufacturing costs of $9 million and the impact of production downtime were partially offset by $9 million of lower selling, general and administrative costs and slightly favorable mix.
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
The table below provides a summary of EBITDA for the Corporate, Other and Eliminations category:

	Three Months Ended March 31,
(In millions)	2026	2025
Restructuring excluding depreciation	$(43)	$(3)
Acquisition-related integration costs excluding depreciation	(9)	(2)
Gains on sale of certain precious metals	12	9
Impairment of venture investment	(7)	—
Paroc marine recall	(32)	(1)
Gain (Loss) on sale of businesses	4	(2)
General corporate expense and other	(63)	(60)
EBITDA	$(138)	$(59)
EBITDA
The impact on EBITDA from Corporate, Other and Eliminations in the first quarter 2026 was $79 million higher compared to the first quarter 2025. The increase was primarily driven by higher restructuring costs and an increase in the liability for the Paroc marine recall.
General corporate expense and other in the first quarter 2026 was $3 million higher than in the first quarter 2025.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
OUTLOOK
In 2026, we expect general corporate expenses to be approximately $245 million to $255 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary sources of liquidity are its balance of Cash and cash equivalents from continuing operations of $272 million as of March 31, 2026, its commercial paper program ("CP Program") and Senior Revolving Credit Facility (as defined below).
The Company has a $1.5 billion senior revolving credit facility (the “Senior Revolving Credit Facility”) that has been amended from time to time. The Senior Revolving Credit Facility was amended in March 2025 to increase the borrowing limit from $1.0 billion to $1.5 billion and extend the maturity date to March 2030. No other significant terms impacting liquidity were amended.
The agreement governing our Senior Revolving Credit Facility contains various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. The Senior Revolving Credit Facility was amended in February 2026 to exclude specified 2025 non‑cash impairment charges from the leverage ratio calculation. We were in compliance with the covenants in the Senior Revolving Credit Facility as of March 31, 2026.
On March 5, 2025, the Company established the CP Program for the issuance of $1.5 billion in unsecured commercial paper notes (the "CP Notes") with maturities up to 397 days from the date of issuance. We do not intend to have outstanding commercial paper borrowings in excess of available capacity under the Senior Revolving Credit Facility.
As a holding company, we have no operations of our own and most of our assets are held by our direct and indirect subsidiaries. Dividends and other payments or distributions from our subsidiaries will be used to meet our debt service and other obligations and to enable us to pay dividends to our stockholders. Please refer to the Risk Factors disclosed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) for details on the factors that could inhibit our subsidiaries' abilities to pay dividends or make other distributions to the parent company.
Cash Flows
Cash and cash equivalents were $285 million as of March 31, 2026, compared to $440 million as of March 31, 2025. Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of March 31, 2026 and December 31, 2025, the Company had $142 million and $97 million, respectively, in cash and cash equivalents in certain of its foreign subsidiaries. The Company continues to assert indefinite reinvestment for certain of its continuing operations in accordance with Accounting Standards Codification (“ASC”) 740 based on the laws as of enactment of the tax legislation.
Operating activities: Net cash flow used for operating activities increased by $105 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily due to lower cash earnings, partially offset by the change in working capital. For the three months ended March 31, 2026, there was no depreciation and amortization related to discontinued operations.
Investing activities: Net cash flow used for investing activities increased by $31 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily driven by higher cash paid for property, plant and equipment and lower proceeds from sale of assets or affiliates. For the three months ended March 31, 2026, cash paid for property, plant and equipment related to discontinued operations was $23 million.
Financing activities: Net cash flow provided by financing activities decreased by $29 million for the three months ended March 31, 2026 compared to the same period in 2025. The decrease was primarily driven by lower net proceeds from CP Notes, partially offset by lower treasury stock repurchases and lower payments on long-term debt in the current year.

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
Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2025 Form 10-K for more details on these material cash requirements. During the first quarter of 2026, there have been no material changes to our expected uses of cash and contractual obligations.
Debt
As of March 31, 2026, the Company had $5.5 billion of total debt. The Company's current portion of long-term debt primarily relates to $400 million of the current portion of 3.4% senior notes maturing in the third quarter of 2026. Further discussion of the amount and timing of the future scheduled maturities of our senior notes can be found in Note 10 of the Consolidated Financial Statements. As of March 31, 2026, the Company's Short-term debt includes $380 million of CP Notes.
On March 5, 2025, the Company amended the Senior Revolving Credit Facility to increase the available principal amount from $1.0 billion to $1.5 billion and to extend the maturity to March 2030. The Company had no borrowings outstanding and $1.5 billion available under the Senior Revolving Credit Facility as of March 31, 2026.
On March 5, 2025, the Company established a CP Program for the issuance of CP Notes with maturities ranging up to 397 days from the date of issuance. As of March 31, 2026, there were $380 million of CP Notes outstanding under the CP Program with a weighted average interest rate and weighted average maturity period of 4.10% and 9 days, respectively. We do not intend to have outstanding borrowings under the CP Program in excess of available capacity under our Senior Revolving Credit Facility.
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
Please refer to the Supplier Finance Programs section in Note 1 of the Consolidated Financial Statements for a roll-forward of outstanding obligations under the supplier finance programs.
Derivatives
Please refer to Note 5 in the Company's 2025 Form 10-K for additional information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Fair Value Measurement
Please refer to Notes 1 and 10 of the Consolidated Financial Statements.
SAFETY
Working safely is an expectation at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. One of our primary safety measures is the Recordable Incidence Rate (“RIR”) as defined by the United States Bureau of Labor Statistics. For the three months ended March 31, 2026, our RIR was 0.46, compared to 0.54 in the same period a year ago.
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
All forward-looking statements in this report should be considered in the context of the risks and other factors described herein, including in Item 1A - Risk Factors in Part I of the 2025 Form 10-K. Users of this report should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. Any forward-looking statements speak only as of the date the statement is made and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by federal securities laws. It is not possible to identify all of the risks, uncertainties and other factors that may affect future results. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results may differ materially from those anticipated or implied in the forward-looking statements. Accordingly, users of this report are cautioned not to place undue reliance on the forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in our exposure to market risk during the three months ended March 31, 2026. Please refer to “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II, Item 7A of the 2025 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
Information required by this item is incorporated by reference to Note 11 of the Consolidated Financial Statements, Contingent Liabilities and Other Matters.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s 2025 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
January 1-31, 2026	3,518	$120.69	—	12,457,699
February 1-28, 2026	163,473	124.35	—	12,457,699
March 1-31, 2026	7,149	113.63	—	12,457,699
Total	174,140	$123.84	—

*	The Company retained an aggregate of 174,140 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted share units granted to our employees.
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
The Company repurchased no shares of its common stock during the three months ended March 31, 2026 under the Repurchase Authorizations. As of March 31, 2026, 12.5 million shares remain available for repurchase under the Repurchase Authorizations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
10b5-1 Plans
On February 27, 2026, Rachel Marcon, the Company's President, Doors, entered into a written plan for the sale of up to 2,500 shares of Company common stock, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. This plan is scheduled to terminate no later than February 26, 2027.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*
Second Amendment to Second Amended and Restated Credit Agreement, dated as of February 20, 2026, by and among Owens Corning, as borrower, the lenders signatory thereto and Wells Fargo Bank, National Association, as administrative agent (filed herewith).

10.2*	Form of Owens Corning Long-Term Incentive Program Award Agreement pursuant to the Owens Corning 2023 Stock Plan for Performance Share Unit Awards for grants beginning in 2026 (filed herewith).
10.3*	Form of Owens Corning Long-Term Incentive Program Award Agreement pursuant to the Owens Corning 2023 Stock Plan for Restricted Stock Unit Awards for grants beginning in 2026 (filed herewith).
10.4*	Form of Owens Corning Restricted Stock Unit Award Agreement for grants beginning in 2026 (filed herewith).
10.5*	Form of Owens Corning Restricted Stock Unit Award Agreement (ratable) for grants beginning in 2026 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	May 6, 2026	By:	/s/ Todd W. Fister
Todd W. Fister
Chief Financial and Operating Officer

Date:	May 6, 2026	By:	/s/ Mari K. Doerfler
Mari K. Doerfler
Vice President and
Controller