Form 10-Q
period 2026-06-30
Owens Corning
filed 2026-08-05
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of July 31, 2026, 79,048,683 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2026

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET SALES	$2,756	$2,747	$5,021	$5,277
COST OF SALES	1,963	1,889	3,718	3,694
Gross margin	793	858	1,303	1,583
OPERATING EXPENSES
Marketing and administrative expenses	252	263	510	524
Science and technology expenses	35	37	72	72
Loss on sale of business	—	24	—	26
Other expense, net	24	29	119	49
Total operating expenses	311	353	701	671
OPERATING INCOME	482	505	602	912
Non-operating income	—	—	—	—
EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	482	505	602	912
Interest expense, net	69	63	135	127
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	413	442	467	785
Income tax expense	102	110	117	198
Equity in net earnings of affiliates	—	1	—	1
NET EARNINGS FROM CONTINUING OPERATIONS	311	333	350	588
Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax	(84)	29	(227)	(319)
NET EARNINGS	$227	$362	$123	$269

NET EARNINGS FROM CONTINUING OPERATIONS	$311	$333	$350	$588
Net earnings (loss) attributable to noncontrolling interests	1	(1)	2	(1)
NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO OWENS CORNING	310	334	348	589
Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax	(84)	29	(227)	(319)
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$226	$363	$121	$270
EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic - continuing operations	$3.86	$3.93	$4.32	$6.90
Basic - discontinued operations	$(1.05)	$0.34	$(2.82)	$(3.74)
Basic	$2.81	$4.27	$1.50	$3.16

Diluted - continuing operations	$3.84	$3.91	$4.31	$6.86
Diluted - discontinued operations	$(1.04)	$0.34	$(2.81)	$(3.71)
Diluted	$2.80	$4.25	$1.50	$3.15
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET EARNINGS	$227	$362	$123	$269
Other comprehensive income (loss), net of tax:
Currency translation adjustment (net of tax of $0 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $0 for the six months ended June 30, 2026 and 2025, respectively)	134	182	95	257
Pension and other postretirement adjustment (net of tax of $(1) and $0 for the three months ended June 30, 2026 and 2025, respectively, and $(1) and $0 for the six months ended June 30, 2026 and 2025, respectively)	(1)	(5)	1	(8)
Hedging adjustment (net of tax of $0 and $1 for the three months ended June 30, 2026 and 2025, respectively, and $2 and $0 for the six months ended June 30, 2026 and 2025, respectively)	(2)	(6)	(1)	(5)
Total other comprehensive income, net of tax	131	171	95	244
TOTAL COMPREHENSIVE EARNINGS	358	533	218	513
Comprehensive earnings attributable to noncontrolling interests	—	2	—	2
COMPREHENSIVE EARNINGS ATTRIBUTABLE TO OWENS CORNING	$358	$531	$218	$511
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	June 30,	December 31,
ASSETS	2026	2025
CURRENT ASSETS
Cash and cash equivalents	$271	$345
Receivables, less allowance of $4 at June 30, 2026 and $4 at December 31, 2025	1,508	937
Inventories	1,455	1,472
Other current assets	208	165
Current assets of discontinued operations	—	426
Total current assets	3,442	3,345
Property, plant and equipment, net	4,153	4,170
Operating lease right-of-use assets	507	507
Goodwill	1,658	1,679
Intangible assets, net	2,460	2,535
Deferred income taxes	15	10
Other non-current assets	496	480
Non-current assets of discontinued operations	—	254
TOTAL ASSETS	$12,731	$12,980
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,350	$1,257
Current operating lease liabilities	85	83
Short-term debt	65	50
Long-term debt - current portion	937	435
Other current liabilities	531	613
Current liabilities of discontinued operations	—	222
Total current liabilities	2,968	2,660
Long-term debt, net of current portion	4,188	4,687
Pension plan liability	36	38
Other employee benefits liability	93	96
Non-current operating lease liabilities	454	450
Deferred income taxes	857	737
Other liabilities	324	323
Non-current liabilities of discontinued operations	—	96
Total liabilities	8,920	9,087
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid-in capital	4,253	4,256
Accumulated earnings	4,456	4,463
Accumulated other comprehensive deficit	(340)	(437)
Cost of common stock in treasury (c)	(4,598)	(4,430)
Total Owens Corning stockholders’ equity	3,772	3,853
Noncontrolling interests	39	40
Total equity	3,811	3,893
TOTAL LIABILITIES AND EQUITY	$12,731	$12,980
(a)10 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025
(b)400 shares authorized; 135.5 issued and 79.0 outstanding at June 30, 2026; 135.5 issued and 80.2 outstanding at December 31, 2025
(c)56.5 shares at June 30, 2026 and 55.3 shares at December 31, 2025
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total equity, beginning of period	$3,683	$4,924	$3,893	$5,120
Common stock, $0.01 par value per share
Beginning of period	1	1	1	1
End of period	1	1	1	1
Treasury stock, $0.01 par value per share
Beginning of period	(4,415)	(3,782)	(4,430)	(3,685)
Issuance of common stock under share-based payment plans	19	18	56	58
Purchase of treasury stock	(202)	(225)	(224)	(362)
End of period	(4,598)	(3,989)	(4,598)	(3,989)
Additional paid-in capital (APIC):
Beginning of period	4,237	4,209	4,256	4,228
Issuance of common stock under share-based payment plans	(1)	(2)	(38)	(42)
Stock-based compensation expense	17	18	35	39
End of period	4,253	4,225	4,253	4,225
Accumulated earnings:
Beginning of period	4,293	5,072	4,463	5,224
Net earnings attributable to Owens Corning	226	363	121	270
Dividends declared (a)	(63)	(59)	(128)	(118)
End of period	4,456	5,376	4,456	5,376
Accumulated other comprehensive earnings/deficit (AOCI):
Beginning of period	(472)	(618)	(437)	(691)
Currency translation adjustment	(12)	179	(50)	254
Currency translation adjustment as a result of sale of business	147	—	147	—
Pension and other postretirement adjustment (net of tax)	(1)	(5)	1	(8)
Deferred loss on hedging transactions (net of tax)	(2)	(6)	(1)	(5)
End of period	(340)	(450)	(340)	(450)
Noncontrolling Interest (NCI):
Beginning of period	39	42	40	43
Net earnings (loss) attributable to noncontrolling interests	1	(1)	2	(1)
Dividends distributed to noncontrolling interests	—	—	(1)	(1)
Currency translation adjustment	(1)	3	(2)	3
Purchases (reductions) of noncontrolling interest	—	(3)	—	(3)
End of period	39	41	39	41
Total equity, end of period	$3,811	$5,204	$3,811	$5,204

Common shares outstanding:
Beginning of period	80.5	85.0	80.2	85.4
Issuance of common stock under share-based payment plans	0.2	0.2	0.7	0.7
Purchase of treasury stock	(1.7)	(1.6)	(1.9)	(2.5)
End of period	79.0	83.6	79.0	83.6
Treasury shares outstanding:
Beginning of period	55.0	50.5	55.3	50.1
Issuance of common stock under share-based payment plans	(0.2)	(0.2)	(0.7)	(0.7)
Purchase of treasury stock	1.7	1.6	1.9	2.5
End of period	56.5	51.9	56.5	51.9
(a)Dividend declarations of $0.79 and $0.69 per share as of the three months ended June 30, 2026 and 2025, respectively. Dividend declarations of $1.58 and $1.38 per share as of the six months ended June 30, 2026 and 2025, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2026	2025
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net earnings	$123	$269
Adjustments to reconcile net earnings to cash provided by operating activities:
Loss on discontinued operations	175	381
Depreciation and amortization	349	331
Loss on sale of business	—	26
Deferred income taxes	93	4
Stock-based compensation expense	35	39
Gains on sale of certain precious metals	(22)	(21)
Other adjustments to reconcile net earnings to cash from operating activities	(7)	(21)
Change in operating assets and liabilities	(489)	(707)
Pension fund contribution	(3)	(3)
Payments for other employee benefits liabilities	(6)	(5)
Other	(4)	(15)
Net cash flow provided by operating activities	244	278
NET CASH FLOW PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(432)	(401)
Proceeds from sale of assets or affiliates	69	62
Proceeds from sale of Glass Reinforcements business, net of cash divested	370	—
Other	—	(8)
Net cash flow provided by (used for) investing activities	7	(347)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	—	329
Payments on senior revolving credit and receivables securitization facilities	—	(329)
Net proceeds from commercial paper	15	420
Payments on long-term debt	—	(29)
Dividends paid	(127)	(118)
Purchases of treasury stock	(230)	(363)
Finance lease payments	(24)	(22)
Net cash flow used for financing activities	(366)	(112)
Effect of exchange rate changes on cash	(13)	85
Net decrease in cash, cash equivalents and restricted cash	(128)	(96)
Cash, cash equivalents and restricted cash, beginning of period	407	369
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$279	$273
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in these notes refer to Owens Corning and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”), and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2025 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S.”). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Certain prior year amounts have been reclassified in order to conform to the current year presentation. On February 14, 2025, the Company announced the sale of its glass reinforcements ("GR") business. The transaction represented a strategic shift that has a major effect on the Company's operations and financial results and therefore, beginning with the quarterly report on Form 10-Q for the period ended March 31, 2025 and ending with the close of the transaction, the GR financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented. Unless otherwise specified, these notes to the Consolidated Financial Statements reflect continuing operations. The Consolidated Statements of Cash Flows present cash flows from both continuing and discontinued operations. Please refer to Note 2 of the Consolidated Financial Statements for further information.
Revenue Recognition
As of June 30, 2026, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $136 million. As of December 31, 2025, our contract liability balances totaled $133 million, of which $24 million was recognized as revenue in the six months ended June 30, 2026. As of December 31, 2024, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $118 million, of which $17 million was recognized as revenue in the six months ended June 30, 2025.
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
Accounts Receivable
Our customers consist mainly of distributors, home centers, contractors and retailers. Two of our largest customers accounted for approximately 24% and 22%, respectively, of accounts receivable as of June 30, 2026.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company’s confirmed outstanding obligations under the Programs totaled $176 million and $196 million as of June 30, 2026 and December 31, 2025, respectively. The amounts of invoices paid under the Programs totaled $285 million and $309 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
Pension and Other Postretirement Benefits
The Company sponsors defined benefit pension plans. Under the plans, pension benefits are based on an employee's years of service and, for certain categories of employees, qualifying compensation. Company contributions to these pension plans are determined by an independent actuary to meet or exceed minimum funding requirements.
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
Derivatives designated as cash flow hedges are assessed for effectiveness quarterly. Changes in the fair value of effective cash flow hedges are recorded in Accumulated other comprehensive deficit (“AOCI”) and reclassified into Cost of sales (for commodity hedges) on the Consolidated Statements of Earnings in order to mirror the location of the hedged items impacting earnings. Cash settlements related to commodity cash flow hedges are included in Operating activities in the Consolidated Statements of Cash Flows.
The Company uses foreign exchange forward contracts to manage foreign currency risk associated with certain monetary assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses from the changes in the fair value of these instruments are recorded in Other (income) expense, net on the Consolidated Statements of Earnings, and are substantially offset by remeasurement impacts on the related foreign currency denominated balance sheet exposures. As of June 30, 2026, the Company had total notional amounts of $142 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to the Mexican Peso, Hong Kong Dollar, Indian Rupee, Chilean Peso and Chinese Yuan. In addition, the Company had notional amounts of $67 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Złoty, Danish Krone and the Norwegian Krone.
In 2020, the Company entered into a $175 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with anticipated debt issuance. The agreement was designated as a cash flow hedge and was settled in December 2022. Upon settlement, the Company received cash proceeds of $37 million, of which $31 million was deferred into AOCI and is being amortized to Interest expense, net on the Consolidated Statements of Earnings over the term of the Company's 5.700% senior notes due 2034. During the six months ended June 30, 2026, $2 million was recognized in Interest expense, net on the Consolidated Statements of Earnings related to amortization. As of June 30, 2026, $25 million of unrecognized gains related to the rate lock agreement remained in AOCI.
There have been no significant changes in the Company's objectives, strategies, or derivative programs since December 31, 2025. For a complete discussion of the Company's derivative instruments and hedging activities, see Note 5 of the Consolidated Financial Statements within our 2025 Form 10-K.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Accounting Pronouncements
New Pronouncements Adopted
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Updates (“ASU”) 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which provides entities with a practical expedient when estimating expected credit losses for current accounts receivable and contract assets arising from transactions accounted for under Accounting Standards Codification ("ASC") 606. The guidance became effective January 1, 2026. We have adopted and determined that this guidance did not have a material effect on our Consolidated Financial Statements.
New Pronouncements Issued
In May 2026, the FASB issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)," which establishes recognition, measurement, presentation, and disclosure guidance for environmental credits and related obligations. The new standard provides a comprehensive framework for accounting for environmental credits and environmental credit obligations, an area for which limited guidance previously existed under U.S. GAAP. The guidance is effective January 1, 2028. We are currently assessing the impact adopting this standard will have on our consolidated financial statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.
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
On February 13, 2025, the Company entered into a definitive agreement ("GR Agreement") for the sale of our GR business, historically reported within the Composites segment, for a purchase price of approximately $436 million, less costs to sell. The GR business manufactured, fabricated, and sold glass fiber reinforcements for a broad range of end markets.
The transaction represented a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, beginning with the quarterly report on Form 10-Q for the period ended March 31, 2025 and ending with the close

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
of the transaction, the financial results of the GR business are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented.
Upon classification as held for sale, the Company allocated $98 million of goodwill from the former Composites reporting unit to the discontinued operation based on relative fair values.
On April 14, 2026, the Company entered into an amendment to the GR Agreement ("Amendment") based on changes in market conditions, including a $110 million decrease in the purchase price, the transfer of approximately $32 million in carrying value of additional assets at closing, and the elimination of previously contemplated $225 million seller financing. The Company completed the sale on April 30, 2026 for proceeds of $370 million, net of cash divested and a deposit received at the announcement of the deal. The final proceeds are subject to customary post-closing adjustments.
During the three and six months ended June 30, 2026, the Company recognized a pre-tax gain of $7 million and a pre-tax loss of $175 million, respectively, primarily reflecting the revised transaction terms. The (gain) loss was measured as the excess of the carrying value of the discontinued operation over the fair value of consideration received, less costs to sell, and is presented within Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax, on the Consolidated Statements of Earnings.
The Company does not expect to recognize material incremental charges related to the transaction, although final amounts remain subject to customary post-closing adjustments.
The following table summarizes (Loss)/Earnings from discontinued operations attributable to Owens Corning, net of tax included within the Consolidated Statements of Earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
NET SALES	$114	$306	$426	$576
COST OF SALES	92	230	340	434
OPERATING EXPENSES
Marketing and administrative expenses	7	18	27	35
(Gain) Loss from classification as discontinued operation	(7)	19	175	381
Other expense, net	—	3	6	5
Total operating expenses	—	40	208	421
Interest expense, net	—	1	—	2
Income tax expense	106	6	105	38
NET (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO OWENS CORNING, NET OF TAX	$(84)	$29	$(227)	$(319)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Major classes of assets and liabilities of discontinued operations include the following:

(In millions)	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54
Receivables, less allowance	135
Inventories	218
Other current assets	19
Current assets of discontinued operations	426
Property, plant and equipment, net	454
Goodwill	100
Deferred income taxes	2
Valuation allowance for discontinued operations	(408)
Other non-current assets	106
Non-current assets of discontinued operations	$254
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$130
Other current liabilities	92
Current liabilities of discontinued operations	222
Other liabilities	96
Non-current liabilities of discontinued operations	$96
Cash flows related to discontinued operations are included within the Consolidated Statements of Cash Flows. Cash paid for property, plant and equipment for the six months ended June 30, 2026 and June 30, 2025 was $28 million and $43 million, respectively.

3.	SEGMENT INFORMATION
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NET SALES
The following tables show a disaggregation of our net sales by segment and geographic region. Corporate eliminations (shown below) largely reflect intercompany sales from Insulation and Roofing. External customer sales are attributed to geographic region based upon the location from which the product is sold to the external customer.

	Three Months Ended June 30, 2026
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$1,123	$354	$448	$1,925	$(37)	$1,888
North America Non-Residential	131	396	—	527	(3)	524
Total North America	1,254	750	448	2,452	(40)	2,412
Europe	58	217	60	335	(1)	334
Asia-Pacific	1	—	—	1	—	1
Rest of world	—	4	5	9	—	9
NET SALES	$1,313	$971	$513	$2,797	$(41)	$2,756

	Three Months Ended June 30, 2025
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$1,128	$346	$489	$1,963	$(40)	$1,923
North America Non-Residential	118	373	—	491	(3)	488
Total North America	1,246	719	489	2,454	(43)	2,411
Europe	55	180	58	293	(1)	292
Asia-Pacific	2	31	3	36	—	36
Rest of world	—	4	4	8	—	8
NET SALES	$1,303	$934	$554	$2,791	$(44)	$2,747

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30, 2026
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$1,926	$700	$861	$3,487	$(71)	$3,416
North America Non-Residential	234	728	—	962	(5)	957
Total North America	2,160	1,428	861	4,449	(76)	4,373
Europe	110	402	119	631	(2)	629
Asia-Pacific	3	—	—	3	—	3
Rest of world	—	8	8	16	—	16
NET SALES	$2,273	$1,838	$988	$5,099	$(78)	$5,021

	Six Months Ended June 30, 2025
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$2,096	$728	$968	$3,792	$(75)	$3,717
North America Non-Residential	218	705	—	923	(5)	918
Total North America	2,314	1,433	968	4,715	(80)	4,635
Europe	103	346	114	563	(3)	560
Asia-Pacific	6	56	3	65	—	65
Rest of world	—	8	9	17	—	17
NET SALES	$2,423	$1,843	$1,094	$5,360	$(83)	$5,277
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes EBITDA by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Reportable Segments
Roofing	$441	$457	$672	$789
Insulation	213	225	380	450
Doors	57	75	91	143
Total reportable segments	711	757	1,143	1,382
Corporate, Other and Eliminations
Restructuring excluding depreciation	(16)	(9)	(59)	(12)
Acquisition-related integration costs excluding depreciation	—	(4)	(9)	(6)
Gains on sale of certain precious metals	10	12	22	21
Impairment of venture investment	—	—	(7)	—
Paroc marine recall	(1)	(1)	(33)	(2)
Loss on sale of business	—	(24)	—	(26)
Gain on sale of site (a)	4	—	4	—
Gain on sale of business	—	—	4	—
General corporate expense and other	(51)	(54)	(114)	(114)
Total Corporate, other and eliminations	(54)	(80)	(192)	(139)
Depreciation and amortization	(175)	(172)	(349)	(331)
Interest expense, net	(69)	(63)	(135)	(127)
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	$413	$442	$467	$785
(a)This gain relates to the sale of a site that was part of a previous restructuring action in the Roofing segment.
TOTAL ASSETS AND PROPERTY, PLANT AND EQUIPMENT
The following table summarizes total assets by segment:

(In millions)	June 30, 2026	December 31, 2025
Assets allocated to reportable segments
Roofing	$3,762	$3,223
Insulation	4,614	4,548
Doors	3,055	3,234
Total reportable segments	11,431	11,005
Assets not allocated to reportable segments
Cash and cash equivalents	271	345
Non-current deferred income taxes	15	10
Investments in affiliates	61	62
Corporate property, plant and equipment, other assets and eliminations	953	878
TOTAL ASSETS FROM CONTINUING OPERATIONS	$12,731	$12,300

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes total property, plant and equipment, net by geographic region:

(In millions)	June 30, 2026	December 31, 2025
North America	$3,423	$3,421
Europe	633	646
Asia Pacific	61	63
Rest of world	36	40
PROPERTY, PLANT AND EQUIPMENT, NET FROM CONTINUING OPERATIONS	$4,153	$4,170
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
The following table summarizes cash paid for property, plant and equipment by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Reportable Segments
Roofing	$57	$66	$126	$128
Insulation	89	80	191	161
Doors	29	23	47	41
Total reportable segments	175	169	364	330
General corporate additions	19	7	40	28
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT FROM CONTINUING OPERATIONS	$194	$176	$404	$358

4.	INVENTORIES
Inventories consist of the following:

(In millions)	June 30, 2026	December 31, 2025
Finished goods	$815	$824
Materials and supplies	640	648
Total inventories	$1,455	$1,472

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
The Company tests goodwill and indefinite-lived intangible assets for impairment as of October 1st each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Goodwill
The changes in the net carrying amount of goodwill by segment are as follows:

(In millions)	Roofing	Insulation	Doors	Total
Gross carrying amount at December 31, 2025	$661	$1,620	$1,515	$3,796
Divestiture	—	—	(7)	(7)
Foreign currency translation	(2)	(20)	(6)	(28)
Gross carrying amount at June 30, 2026	659	1,600	1,502	3,761

Accumulated impairment losses at December 31, 2025	—	(982)	(1,135)	(2,117)
Foreign currency translation	—	14	—	14
Accumulated impairment losses at June 30, 2026	—	(968)	(1,135)	(2,103)

Balance, net of impairment at June 30, 2026	$659	$632	$367	$1,658
Other Intangible Assets
Other intangible assets consist of the following:

	June 30, 2026			December 31, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trademarks and trade names	$1,196	$—	$1,196	$1,197	$—	$1,197
Amortizable intangible assets
Customer relationships	1,538	(475)	1,063	1,551	(431)	1,120
Technology	380	(257)	123	382	(241)	141
Trademarks and trade names	31	(8)	23	31	(7)	24
Other (a)	57	(2)	55	55	(2)	53
Total other intangible assets	$3,202	$(742)	$2,460	$3,216	$(681)	$2,535
(a)    Other primarily includes emissions rights.
Indefinite-Lived Intangible Assets
As of June 30, 2026, there is one indefinite-lived intangible asset that was at an increased risk of impairment. This asset is used by our Doors segment and had a value of $156 million as of June 30, 2026. A change in the estimated long-term revenue growth rate or discount rate for the segment could increase the likelihood of a future impairment.
Definite-Lived Intangible Assets
The Company amortizes the cost of other intangible assets over their estimated useful lives which, individually, range up to 25 years. The Company's future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets.
Amortization expense for intangible assets for the three and six months ended June 30, 2026 was $34 million and $68 million, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2025 was $39 million and $77 million, respectively. Amortization expense for intangible assets is estimated to be $66 million for the remainder of 2026.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The estimated amortization expense for intangible assets for the next five years is as follows:

(In millions)	Amortization
2027	$125
2028	$124
2029	$109
2030	$101
2031	$100

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(In millions)	June 30, 2026	December 31, 2025
Land	$185	$185
Buildings and leasehold improvements	1,475	1,418
Machinery and equipment	5,514	5,471
Construction in progress	600	535
Property, plant and equipment, gross	7,774	7,609
Accumulated depreciation	(3,621)	(3,439)
Property, plant and equipment, net	$4,153	$4,170
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 3% and 4% of total machinery and equipment as of June 30, 2026 and December 31, 2025, respectively.
Upon completion of the sale of the GR business in the second quarter of 2026, the Company began selling excess precious metals. As a result, the Company sold certain precious metals resulting in gains of $10 million and $12 million for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, the Company sold certain precious metals resulting in gains of $1 million and $10 million, respectively. These gains are included in Other expense, net on the Consolidated Statements of Earnings and are reflected in the Corporate, Other and Eliminations reporting category. The cash proceeds from the sales are included in Net cash flow used for investing activities in the Consolidated Statements of Cash Flow.
We also exchanged certain precious metals used in production tooling for certain other precious metals to be used in production tooling. During the three months ended June 30, 2026, there were no non-cash exchanges. During the six months ended June 30, 2026, these non-cash exchanges resulted in a net increase to Machinery and equipment of $10 million and gains totaling $10 million. During the three and six months ended June 30, 2025, these non-cash exchanges resulted in a net increase to Machinery and equipment of $11 million and gains totaling $11 million. These gains are included in Other expense, net on the Consolidated Statements of Earnings and reflected in the Corporate, Other and Eliminations reporting category. These non-cash investing activities are not included in Net cash flow used by investing activities in the Consolidated Statements of Cash Flows.

7.	DIVESTITURES
On February 24, 2026, the Company entered into an agreement and sold its distribution business, that was part of the Doors segment, which further aligns with our strategy to streamline operations in the segment. The business represented annual net revenues of approximately $70 million. As a result of the sale, the Company received consideration of approximately $40 million, net of cash sold and subject to customary working capital adjustments. During the three months ended June 30, 2026 the Company recognized no pre-tax gain or loss. During the six months ended June 30, 2026, the Company recognized a pre‑tax gain on sale of approximately $4 million, which is recorded in Other expense, net on the Consolidated Statements of Earnings.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On November 4, 2024, the Company entered into a related party agreement to sell its building materials business in China and Korea to a member of the business' management team. The disposal further aligns with the strategy to reshape the Company to focus on residential and commercial building products in North America and Europe. The transaction included six insulation manufacturing facilities in China and a roofing manufacturing facility in Korea. The building materials business, within the Insulation segment, represented annual revenues of approximately $130 million. The Company completed the transaction in July 2025 and in the second quarter of 2026 finalized certain related asset transfers.
As a result of the sale agreement and related held‑for‑sale accounting, the Company incurred a pre‑tax loss of approximately $24 million and $26 million for the three and six months ended June 30, 2025, respectively. This loss was a result of closing the sale, amendments to the related party agreement and changes in working capital and was included within Loss on sale of business on the Consolidated Statements of Earnings. The Company does not expect to incur further material charges related to this sale.

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

	June 30,
(In millions)	2026	2025
Beginning balance	$91	$99
Amounts accrued for current year	15	12
Settlements/adjustments of warranty claims	(16)	(14)
Ending balance	$90	$97

9.	RESTRUCTURING
The Company may incur restructuring, and other exit costs in connection with its global cost reduction, product line and productivity initiatives and the Company’s growth strategy.
Global Corporate Restructuring
In the first quarter of 2026, the Company took actions to reduce operating expenses. These actions are expected to result in cumulative charges of approximately $58 million, primarily related to severance and other exit costs. During the first six months of 2026, the Company recorded $30 million of cash charges related to severance.
Roofing Integration Restructuring
In September 2025, the Company took actions to reduce costs in its Roofing segment, primarily through relocation of its lumber facility. These actions are expected to result in cumulative charges of approximately $22 million, primarily related to accelerated depreciation, asset write-offs, and other exit costs. During the first six months of 2026, the Company recorded $2 million of non-cash charges related to accelerated depreciation.
Building Materials Business Sale Restructuring
On November 4, 2024, the Company entered into a related party agreement to sell its Insulation segment's building materials business in China and Korea to a member of the business’ management team. Following the signing of the agreement, the Company took actions to reduce headcount and implement cost savings initiatives. These actions are expected to result in cumulative costs of approximately $15 million, primarily related to severance and other exit costs. During the first six months of 2025 and 2026, the Company did not incur any charges related to this project. The Company does not expect to recognize significant incremental costs related to these actions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Acquisition-Related Restructuring
Following the acquisition of Masonite, within the Company's Doors segment, the Company took actions to realize expected synergies from the newly acquired operations by closing certain locations and consolidating production. These actions include the decision to close the Santiago, Chile facility in 2024. In the second quarter of 2025, the Company announced the closure of the Prineville, Oregon facility. In the third quarter of 2025, the Company announced the closure of the Greenville, Texas facility. In the fourth quarter of 2025, the Company announced the closure of the Aldergrove, British Columbia facility and the Mesquite, Texas facility. In the second quarter of 2026, the Company announced the closure of the Walkerton, Indiana facility.
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
In connection with the Walkerton closure, the Company estimates it will incur cash charges of approximately $6 million, primarily related to severance and other exit costs, and non-cash charges of approximately $7 million, primarily related to accelerated depreciation.
During the first six months of 2026, the Company recorded charges of $37 million, of which $20 million were cash charges primarily related to other exit costs and severance and $17 million were non-cash charges primarily related to accelerated depreciation and other exit costs. During the first six months of 2025, the Company recorded $17 million of charges, including non-cash charges of $9 million related to accelerated depreciation and $8 million of cash charges primarily related to severance. The Company is continuing to review synergies as a result of this acquisition and expects to incur incremental costs throughout 2026.
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
During the first six months of 2026, the Company did not incur any charges related to this project. During the first six months of 2025, the Company recorded $5 million primarily related to severance. The Company does not expect to recognize significant incremental costs related to these actions.
European Operating Structure Optimization
In March 2023, the Company took actions to optimize the operating structure of its segments across Europe to increase its competitiveness. These actions are expected to result in cumulative costs of approximately $20 million, primarily related to severance and other exit costs.
During the first six months of 2026, the Company did not incur any charges related to this project. During the first six months of 2025, the Company recorded $1 million of income primarily related to a reduction in severance. The Company does not expect to recognize significant incremental costs related to these actions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Consolidated Statements of Earnings From Continuing Operations Classification
The following table presents the impact and respective location of total restructuring on the Consolidated Statements of Earnings From Continuing Operations, which are included within Corporate, Other and Eliminations:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Location	2026	2025	2026	2025
Accelerated depreciation	Cost of sales	$(7)	$(9)	$(10)	$(9)
Other exit costs	Cost of sales	(2)	(1)	(7)	(1)
Other exit costs	Marketing & administrative expenses	—	(1)	—	(1)
Severance	Other expense, net	—	(7)	(32)	(9)
Other exit costs	Other expense, net	(14)	—	(20)	(1)
Total Restructuring Costs		$(23)	$(18)	$(69)	$(21)
Summary of Unpaid Liabilities
The following tables summarize the status of the unpaid liabilities from the Company’s restructuring activities:

	June 30, 2026
(In millions)	Building Materials Business Sale	Acquisition-Related Restructuring	Global Composites Restructuring	European Operating Structure Optimization	Roofing Integration	Global Corporate Restructuring
Balance at December 31, 2025	$—	$11	$10	$—	$1	$—
Restructuring costs	—	37	—	—	2	30
Payments	—	(26)	(10)	—	(1)	(6)
Accelerated depreciation and other non-cash items	—	(17)	—	—	(2)	—
Balance at June 30, 2026	$—	$5	$—	$—	$—	$24
Cumulative charges incurred	$4	$146	$40	$12	$10	$30
As of June 30, 2026, the remaining liability balance was primarily comprised of $29 million related to severance, which the Company expects to pay over the next twelve months.

	June 30, 2025
(In millions)	Building Materials Business Sale	Acquisition-related Restructuring	Global Composites Restructuring	European Operating Structure Optimization
Balance at December 31, 2024	$6	$3	$14	$5
Restructuring costs	—	17	5	(1)
Payments	—	(5)	(3)	(2)
Accelerated depreciation and other non-cash items	—	(9)	2	—
Balance at June 30, 2025	$6	$6	$18	$2
Cumulative charges incurred	$6	$72	$38	$14

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10.	DEBT
Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows:

	June 30, 2026		December 31, 2025
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.400% senior notes, net of discount and financing fees, due 2026	$400	100%	$399	100%
5.500% senior notes, net of discount and financing fees, due 2027	499	101%	498	102%
3.950% senior notes, net of discount and financing fees, due 2029	448	98%	448	99%
3.500% senior notes, net of discount and financing fees, due 2030	2	100%	2	100%
3.500% senior notes, net of discount and financing fees, due 2030	346	96%	343	97%
3.875% senior notes, net of discount and financing fees, due 2030	299	97%	299	98%
5.700% senior notes, net of discount and financing fees, due 2034	791	103%	791	105%
7.000% senior notes, net of discount and financing fees, due 2036	370	112%	369	114%
4.300% senior notes, net of discount and financing fees, due 2047	590	81%	590	82%
4.400% senior notes, net of discount and financing fees, due 2048	391	82%	391	82%
5.950% senior notes, net of discount and financing fees, due 2054	683	101%	683	102%
Various finance leases, due through 2050 (a)	306	100%	309	100%
Total long-term debt	5,125	N/A	5,122	N/A
Less – current portion of senior notes	899	100%	399	100%
Less – current portion of finance leases and other (a)	38	100%	36	100%
Long-term debt, net of current portion	$4,188	N/A	$4,687	N/A
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
Senior Notes
The Company issued $500 million of 2027 senior notes with an annual interest rate of 5.500%, $800 million of 2034 senior notes with an annual interest rate of 5.700% and $700 million of 2054 senior notes with an annual interest rate of 5.950% on May 31, 2024. The proceeds from these notes were used to repay a portion of the outstanding borrowings under the 364-Day Credit Facility (as defined below) that was used to fund a portion of the purchase of Masonite in the second quarter of 2024 and to pay related fees and expenses. As of June 30, 2026, the $499 million outstanding balance related to the 2027 senior notes was recorded in Long-term debt – current portion on the Consolidated Balance Sheets.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company issued $400 million of 2026 senior notes on August 8, 2016. Interest on the notes is payable semiannually in arrears on February 15 and August 15 each year, beginning on February 15, 2017. A portion of the proceeds from these notes was used to redeem $158 million of our 2016 senior notes. The remaining proceeds were used to pay down portions of our Receivables Securitization Facility and for general corporate purposes. As of June 30, 2026, the $400 million outstanding balance related to the 2026 senior notes was recorded in Long-term debt – current portion on the Consolidated Balance Sheets.
The Company issued $550 million of 2036 senior notes on October 31, 2006. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2007. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.
Collectively, the Company's senior notes above, other than the Masonite 2030 notes, are referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of June 30, 2026.
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
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Senior Revolving Credit Facility was amended in February 2026 to exclude specified 2025 non‑cash impairment charges from the leverage ratio calculation. The Company was in compliance with the covenants in the Senior Revolving Credit Facility as of June 30, 2026.
Commercial Paper
On March 5, 2025, the Company established a $1.5 billion commercial paper program ("CP Program") for the issuance of unsecured commercial paper notes (the “CP Notes”) with maturities ranging up to 397 days from the date of issuance. The CP Notes may not be voluntarily prepaid or redeemed by the Company prior to maturity and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The proceeds from the CP Notes will be used to finance the Company’s short-term liquidity needs and other general corporate purposes. The Senior Revolving Credit Facility is designated to be a liquidity backstop for the CP Notes outstanding under the CP Program. We do not intend to have outstanding borrowings under the CP Program in excess of available capacity under our Senior Revolving Credit Facility. As of June 30, 2026, there were

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
$65 million of CP Notes outstanding under the CP Program with a weighted average interest rate and weighted average maturity period of 4.00% and 5 days, respectively. As of December 31, 2025, there were $50 million of CP Notes outstanding under the CP Program with a weighted average interest rate and weighted average maturity period of 3.95% and 13 days, respectively. The CP Notes are reported net of any discount and are included within Short-term debt on the Company's Consolidated Balance Sheets.

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
Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of June 30, 2026, the Company was involved with a total of 24 sites worldwide, including 10 Superfund and state or country equivalent sites and 14 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.

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
During the first six months of June 30, 2026, the Company evaluated the potential refund under ASC 450, Contingencies, and recognized approximately $25 million of the total estimated amount. The Company continues to evaluate the matter and will recognize incremental refunds, if any, when the right to receive such amounts becomes realized or realizable in accordance with ASC 450.

12.	STOCK COMPENSATION
Description of the Plan
On April 20, 2023, the Company's stockholders approved the Owens Corning 2023 Stock Plan (the “2023 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, stock awards (including restricted stock awards, restricted stock units and bonus stock awards), performance share awards and performance share units. At June 30, 2026, the number of shares remaining available under the 2023 Stock Plan for all stock awards was 2.2 million. Future equity-based awards to Company employees who were former Masonite employees may be granted from the remaining available shares under the Masonite Stock Plan. At June 30, 2026, the number of shares remaining available under the Masonite Stock Plan was 0.6 million shares of Owens Corning common stock.
Prior to the 2023 Stock Plan, employees were eligible to receive stock awards under the Owens Corning 2019 Stock Plan.
Total Stock-Based Compensation Expense
Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Total stock-based compensation expense from continuing operations	$16	$16	$33	$36
Total stock-based compensation expense from discontinued operations	1	2	2	3
Total stock-based compensation expense	$17	$18	$35	$39
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table shows a summary of the Company’s RSU activity:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2025	994,201	$122.10
Granted	351,997	130.77
Vested	(355,973)	126.27
Forfeited	(73,294)	139.31
Balance at June 30, 2026	916,931	$122.42
As of June 30, 2026, there was $57 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 1.86 years. The total grant date fair value of stock vested during the six months ended June 30, 2026 and 2025 was $45 million and $48 million, respectively.
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
Performance of these metrics is monitored quarterly and if it becomes probable that the internal-based performance goals will not be achieved or will be exceeded, compensation expense recognized will be adjusted and previous compensation expense recognized will be reversed or additional expense will be recognized. The expected term represents the period from the grant date to the end of the three-year performance period. Pro-rata vesting may be utilized in the case of death, disability or retirement, and awards, if earned, will be paid at the end of the three-year period.
PSUs granted from 2023-2025
The initial fair value for all internal performance metric PSUs is based on the grant date stock price. Internal performance metric PSU grants issued from 2023 through 2025 contained both a service and performance condition. In the six months ended June 30, 2025, the grant date fair value of the granted PSUs was $171.94.
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

Six Months Ended June 30,
2025
Expected volatility	32.78%
Risk free interest rate	4.14%
Expected term (in years)	2.90
Grant date fair value of units granted	$221.54
The risk-free interest rate was based on zero-coupon United States Treasury STRIPS at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSUs granted in 2026
Beginning in 2026, all PSUs issued are internal performance metric PSUs that are subject to a modifier adjustment based on the Company’s total shareholder return relative to a peer group. The number of shares earned depends on the achievement of both performance and market conditions. The fair value of PSUs granted for the six months ended June 30, 2026 has been estimated at the grant date using a Monte Carlo simulation with various assumptions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table provides a summary of the assumptions for PSUs granted in 2026:

Six Months Ended June 30,
2026
Expected volatility	32.66%
Risk free interest rate	3.60%
Expected term (in years)	2.90
Grant date fair value of units granted	$132.81
The risk-free interest rate was based on zero-coupon United States Treasury STRIPS at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of June 30, 2026, there was $23 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.98 years.
The following table shows a summary of the Company's PSU activity:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	172,611	$177.12
Granted	138,924	132.81
Vested	—	—
Other (1)	40,312	52.01
Forfeited	(13,593)	157.26
Balance at June 30, 2026	338,254	$157.36
(1)    Represents PSUs that are vested and undistributed.
Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (“ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six month period ending on May 31 and November 30 of each year. On April 16, 2020, the Company's stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan which increased the number of shares available for issuance under the plan by 4.2 million shares. As of June 30, 2026, 2.6 million shares remain available for purchase.
Included in total stock-based compensation is $2 million and $5 million of expense related to the Company's ESPP for each of the three and six months ended June 30, 2026, respectively. During the three and six months ended June 30, 2025, the Company recognized expense of $2 million and $5 million, respectively, related to the Company’s ESPP. As of June 30, 2026, the Company had $4 million of total unrecognized compensation costs related to the ESPP.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT
The following table summarizes the changes in accumulated other comprehensive income (deficit):

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Currency Translation Adjustment
Beginning balance	$(304)	$(459)	$(266)	$(534)
(Loss) gain on foreign currency translation	(12)	179	(50)	254
Gain on foreign currency translation as a result on sale of business	147	—	147	—
Other comprehensive income, net of tax	135	179	97	254
Ending balance	$(169)	$(280)	$(169)	$(280)
Pension and Other Postretirement Adjustment
Beginning balance	$(187)	$(184)	$(189)	$(181)
Amounts reclassified from AOCI to net earnings, net of tax (a)	—	(1)	—	(1)
Amounts classified into AOCI, net of tax	(1)	(4)	1	(7)
Other comprehensive (loss) income, net of tax	(1)	(5)	1	(8)
Ending balance	$(188)	$(189)	$(188)	$(189)
Hedging Adjustment
Beginning balance	$19	$25	$18	$24
Amounts reclassified from AOCI to net earnings, net of tax (b)	—	—	(2)	(2)
Amounts classified into AOCI, net of tax	(2)	(6)	1	(3)
Other comprehensive loss, net of tax	(2)	(6)	(1)	(5)
Ending balance	$17	$19	$17	$19
Total AOCI ending balance	$(340)	$(450)	$(340)	$(450)
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per-share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net earnings from continuing operations attributable to Owens Corning	$310	$334	$348	$589
Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax	(84)	29	(227)	(319)
NET EARNINGS ATTRIBUTABLE TO OWENS CORNING	$226	$363	$121	$270
Weighted-average number of shares outstanding used for basic earnings per share	80.3	85.0	80.5	85.4
Unvested restricted stock units and performance share units	0.3	0.5	0.3	0.5
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	80.6	85.5	80.8	85.9
Earnings (Loss) per common share attributable to Owens Corning common stockholders:
Basic - continuing operations	$3.86	$3.93	$4.32	$6.90
Basic - discontinued operations	$(1.05)	$0.34	$(2.82)	$(3.74)
Basic	$2.81	$4.27	$1.50	$3.16

Diluted - continuing operations	$3.84	$3.91	$4.31	$6.86
Diluted - discontinued operations	$(1.04)	$0.34	$(2.81)	$(3.71)
Diluted	$2.80	$4.25	$1.50	$3.15
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
The Company repurchased 1.7 million shares of its common stock for $201 million, inclusive of applicable taxes, during the six months ended June 30, 2026 under the Repurchase Authorizations. As of June 30, 2026, 10.8 million shares remained available for repurchase under the Repurchase Authorizations. The Company repurchased 2.3 million shares of its common stock for $322 million, inclusive of applicable taxes, during the six months ended June 30, 2025.
For the three months ended June 30, 2026, the Company had 0.3 million of unvested RSUs and unvested PSUs that had a potentially anti-dilutive effect on earnings per share and were excluded from the computation of diluted earnings per share for the period. For the six months ended June 30, 2026 and each of the three and six months ended June 30, 2025, the Company did not have any unvested RSUs and unvested PSUs that had a potentially anti-dilutive effect on earnings per share.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15.	INCOME TAXES
The following table provides the Income tax expense and effective tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except effective tax rate)	2026	2025	2026	2025
Income tax expense	$102	$110	$117	$198
Effective tax rate	25%	25%	25%	25%
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2026 is primarily due to U.S. state and local income tax expense and foreign tax effects.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2025 is primarily due to U.S. state and local income tax expense and foreign rate differential.

16.	SUPPLEMENTAL CASH FLOW INFORMATION
Certain cash and non-cash transactions were as follows for the periods indicated:

	Six Months Ended June 30,
(In millions)	2026	2025
Transactions involving cash:
Cash paid for income taxes	$112	$220
Cash paid for interest	$134	$129
Cash paid for operating leases	$62	$59
Cash paid for finance leases for financing activities	$24	$22
Cash paid for finance leases for operating activities	$8	$8
Non-cash transactions from operating activities
Right-of-use assets acquired under operating leases	$67	$73
Right-of-use assets acquired under finance leases	$22	$61
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	June 30,
(In millions)	2026	2025
Cash and cash equivalents from continuing operations	$271	$230
Restricted cash from continuing operations	8	8
Cash, cash equivalents and restricted cash from discontinued operations	—	35
Total cash, cash equivalents and restricted cash	$279	$273
Property, plant and equipment additions in accounts payable were $88 million and $82 million as of June 30, 2026 and 2025, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
EXECUTIVE OVERVIEW
Net earnings from continuing operations attributable to Owens Corning were earnings of $310 million in the second quarter of 2026, compared to earnings of $334 million in the second quarter of 2025. The Company generated $660 million in adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) from continuing operations in the second quarter of 2026, compared to $703 million in the second quarter of 2025. See the Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization From Continuing Operations section of the MD&A for further information regarding Adjusted EBITDA from continuing operations, including the reconciliation to Net earnings from continuing operations attributable to Owens Corning. Second quarter of 2026 segment earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance compared to the second quarter of 2025 decreased $16 million in our Roofing segment, decreased $12 million in our Insulation segment and decreased $18 million in our Doors segment. Within our Corporate, Other and Eliminations category, General corporate expenses and other increased by $3 million.
Glass Reinforcements Divestiture
On February 13, 2025, the Company entered into a definitive agreement ("GR Agreement") for the sale of our global glass reinforcements ("GR") business, historically reported within the Composites segment, for a purchase price of approximately $436 million, less costs to sell. The GR business manufactured, fabricated, and sold glass fiber reinforcements for a broad range of end markets.
The transaction represented a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, beginning with the quarterly report on Form 10-Q for the period ended March 31, 2025 and ending with the close of the transaction, the financial results of the GR business are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented.
Upon classification as held for sale, the Company allocated $98 million of goodwill from the former Composites reporting unit to the discontinued operation based on relative fair values.
On April 14, 2026, the Company entered into an amendment to the GR Agreement ("Amendment") based on changes in market conditions, including a $110 million decrease in the purchase price, the transfer of approximately $32 million in carrying value of additional assets at closing, and the elimination of previously contemplated $225 million seller financing. The Company completed the sale on April 30, 2026 for proceeds of $370 million, net of cash divested and a deposit received at the announcement of the deal. The final proceeds are subject to customary post-closing adjustments. The sale completed Owens Corning’s review of strategic alternatives for the business, announced on February 9, 2024, and aligns with the strategy to reshape the Company to focus on residential and commercial building products in North America and Europe.
During the three and six months ended June 30, 2026, the Company recognized a pre-tax gain of $7 million and a pre-tax loss of $175 million, respectively, primarily reflecting the revised transaction terms. The loss was measured as the excess of the carrying value of the discontinued operation over the fair value of consideration received and is presented within Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax, on the Consolidated Statements of Earnings.
The Company does not expect to recognize material incremental charges related to the transaction, although final amounts remain subject to customary post-closing adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Tariff and Trade Uncertainties
Beginning in the first quarter of 2025, the U.S. government announced additional tariffs on goods imported into the U.S. from numerous countries and multiple nations have responded with reciprocal tariffs and other actions. Following the decision of the U.S. Supreme Court in the first quarter of 2026, the Company may be entitled to a refund of tariffs previously paid on certain imported products under the International Emergency Economic Powers Act. The Company estimates that approximately $50 million of tariff payments may be eligible for refund as a result of the decision. During the six months ended June 30, 2026, $25 million of the total estimated amount was recognized within Cost of sales.
The Company continues to monitor the impact of evolving trade policies and tariff programs.
Based on current tariff policies, the Company expects to partially offset the operating profit impact of enacted tariffs through mitigation actions, including supply chain adjustments and productivity and cost savings actions. However, additional tariffs, changes in trade policies or retaliatory measures by foreign governments, or the Company's inability to fully offset related impacts could adversely affect demand for our products, revenue, profitability and cash flows.
RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net sales	$2,756	$2,747	$5,021	$5,277
Gross margin	$793	$858	$1,303	$1,583
% of net sales	29%	31%	26%	30%
Marketing and administrative expenses	$252	$263	$510	$524
Other expense, net	$24	$29	$119	$49
Earnings from continuing operations before interest and taxes	$482	$505	$602	$912
Interest expense, net	$69	$63	$135	$127
Income tax expense	$102	$110	$117	$198
Net earnings from continuing operations attributable to Owens Corning	$310	$334	$348	$589
Net loss from discontinued operations attributable to Owens Corning, net of tax	$(84)	$29	$(227)	$(319)
Net earnings attributable to Owens Corning	$226	$363	$121	$270
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.
NET SALES
Net sales increased $9 million and decreased $256 million in the second quarter and year-to-date 2026, respectively, compared to the same periods in 2025. For the second quarter, the increase was primarily driven by higher volumes in the Insulation segment and the favorable impact from translating sales denominated in foreign currencies into United States dollars, which was mostly offset by the unfavorable impact of divestitures in the Insulation and Doors segments. Year-to-date, the decrease was primarily driven by lower volumes in the Roofing and Doors segments and the unfavorable impact of divestitures, which was partially offset by the favorable impact from translating sales denominated in foreign currencies into United States dollar.
GROSS MARGIN
Gross margin decreased $65 million and decreased $280 million in the second quarter and year-to-date 2026, respectively, compared to the same periods in 2025. For the second quarter, higher delivery costs, input cost inflation net of tariff recovery, and the impact of production downtime were partially offset by higher volumes in the Insulation segment and favorable mix. Year-to-date, the decrease was primarily driven by lower sales volumes in the Doors and Roofing segments, input cost inflation, the impact of production downtime, higher delivery costs and lower selling prices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
MARKETING AND ADMINISTRATIVE EXPENSES
Marketing and administrative expenses decreased $11 million and decreased $14 million in the second quarter and year-to-date 2026 compared to the same periods in 2025, respectively. For the second quarter and year-to-date 2026, the decrease was primarily driven by lower marketing spend and labor expenses due to cost control initiatives.
OTHER EXPENSE, NET
Other expense, net decreased $5 million and increased $70 million in the second quarter and year-to-date 2026 compared to the same periods in 2025, respectively. For the second quarter, the decrease was primarily driven by lower acquisition-related transaction costs and gain related to the sale of a site that was part of a previous restructuring action in the Roofing segment. For year-to-date, the increase was primarily driven by higher restructuring costs and an increase in the liability for the Paroc marine recall.
INTEREST EXPENSE, NET
Interest expense, net increased $6 million and increased $8 million in the second quarter and year-to-date 2026 compared to the same periods in 2025, respectively. For the second quarter and year-to-date 2026, the increase was driven by lower interest income, partially offset by lower interest on commercial paper balances.
INCOME TAX EXPENSE
Income tax expense for the three and six months ended 2026 was $102 million and $117 million, respectively. The Company’s effective tax rate for the second quarter 2026 and the six months ended June 30, 2026 was 25%. The difference between the 25% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily due to U.S. state and local income tax expense and foreign tax effects.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is not reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions.
Income tax expense for the three and six months ended 2025 was $110 million and $198 million, respectively. The Company’s effective tax rate for the second quarter 2025 and the six months ended June 30, 2025 was 25%. The difference between the 25% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily due to U.S. state and local income tax expense and foreign rate differential.
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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings From Continuing Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Location	2026	2025	2026	2025
Accelerated depreciation	Cost of sales	$(7)	$(9)	$(10)	$(9)
Other exit costs	Cost of sales	(2)	(1)	(7)	(1)
Other exit costs	Marketing & administrative expenses	—	(1)	—	(1)
Severance	Other expense, net	—	(7)	(32)	(9)
Other exit costs	Other expense, net	(14)	—	(20)	(1)
Total Restructuring Costs		$(23)	$(18)	$(69)	$(21)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
Adjusting income (expense) items to EBITDA are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Restructuring excluding depreciation	$(16)	$(9)	$(59)	$(12)
Acquisition-related integration costs excluding depreciation	—	(4)	(9)	(6)
Gains on sale of certain precious metals	10	12	22	21
Impairment of venture investment	—	—	(7)	—
Paroc marine recall	(1)	(1)	(33)	(2)
Loss on sale of business	—	(24)	—	(26)
Gain on sale of site (a)	4	—	4	—
Gain on sale of business	—	—	4	—
Total Adjusting Items	$(3)	$(26)	$(78)	$(25)
(a)This gain relates to the sale of a site that was part of a previous restructuring action in the Roofing segment.
The reconciliation from Net (loss) earnings from continuing operations attributable to Owens Corning to EBITDA and Adjusted EBITDA is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
NET EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO OWENS CORNING	$310	$334	$348	$589
Net earnings (loss) attributable to noncontrolling interests	1	(1)	2	(1)
NET EARNINGS FROM CONTINUING OPERATIONS	311	333	350	588
Equity in net earnings of affiliates	—	1	—	1
Income tax expense	102	110	117	198
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	413	442	467	785
Interest expense, net	69	63	135	127
EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	482	505	602	912
Less: Adjusting items from above	(3)	(26)	(78)	(25)
Depreciation and amortization	175	172	349	331
ADJUSTED EBITDA FROM CONTINUING OPERATIONS	$660	$703	$1,029	$1,268

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
Roofing
The table below provides a summary of net sales and EBITDA for the Roofing segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net sales	$1,313	$1,303	$2,273	$2,423
% change from prior year	1%	4%	-6%	3%
EBITDA	$441	$457	$672	$789
EBITDA as a % of net sales	34%	35%	30%	33%
NET SALES
In our Roofing segment, net sales increased $10 million in the second quarter 2026 compared to the second quarter 2025. Lower volumes of approximately 1% were more than offset by favorable mix, a $3 million favorable impact from translating sales denominated in foreign currencies into United States dollars, and relatively flat selling prices.
For year-to-date 2026, net sales in our Roofing segment decreased $150 million compared to the same period in 2025. Lower volumes of approximately 7% and lower selling prices of $11 million were slightly offset by favorable mix and the favorable impact from translating sales denominated in foreign currencies into United States dollars.
EBITDA
In our Roofing segment, EBITDA decreased $16 million in the second quarter 2026 compared to the second quarter 2025. The decrease was primarily driven by higher delivery costs of $23 million and input cost inflation of $19 million, partially offset by favorable mix and lower manufacturing costs of $11 million. The remaining variance was driven by the impact of production downtime, lower volumes, and relatively flat selling prices.
For year-to-date 2026, EBITDA in our Roofing segment decreased $117 million compared to the same period in 2025. The decrease was primarily driven by lower volumes, input cost inflation of $25 million, and higher delivery costs of $23 million. The remaining variance was driven by lower selling prices of $11 million, the impact of production downtime, and higher manufacturing costs of $6 million, which were partially offset by favorable mix.
OUTLOOK
In our Roofing segment, the Company expects non-discretionary roof replacement activity to remain solid in the near-term. The Company expects seasonal storm demand to be in line with historical averages, but the impact of heavier inventory restocking in the second quarter is expected to reduce purchases in the third quarter. The Company expects global non-residential construction markets to be relatively stable in the near-term. The Company will continue to focus on managing costs, capital expenditures and working capital to best service the market demand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Insulation
The table below provides a summary of net sales and EBITDA for the Insulation segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net sales	$971	$934	$1,838	$1,843
% change from prior year	4%	-4%	—%	-5%
EBITDA	$213	$225	$380	$450
EBITDA as a % of net sales	22%	24%	21%	24%
NET SALES
In our Insulation segment, net sales increased $37 million in the second quarter 2026 compared to the second quarter 2025. Higher volumes of 7% and a $14 million favorable impact from translating sales denominated in foreign currencies into United States dollars were partially offset by the unfavorable impact from the divestiture of our building materials business in China and Korea and lower selling prices of $11 million.
For year-to-date 2026, net sales in our Insulation segment decreased $5 million compared to the same period in 2025. The unfavorable impact from the divestiture of our building materials business in China and Korea and lower selling prices of $32 million were partially offset by higher volumes of 2%. The remaining variance was driven by a $39 million favorable impact from translating sales denominated in foreign currencies into United States dollars and favorable mix.
EBITDA
In our Insulation segment, EBITDA decreased $12 million in the second quarter 2026 compared to the second quarter 2025. Higher volumes and favorable manufacturing costs were more than offset by input cost inflation of $19 million, the impact of production downtime of $15 million, lower selling prices of $11 million, and higher delivery costs.
For year-to-date 2026, EBITDA in our Insulation segment decreased $70 million compared to the same period in 2025. The decrease was primarily driven by the impact of production downtime of $35 million, lower selling prices of $32 million, input cost inflation of $30 million and higher delivery costs, which were partially offset by higher volumes, lower manufacturing costs, and slightly favorable mix.
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
During the second quarter of 2026, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was 1.347 million starts, which was up from 1.327 million starts in the second quarter of 2025.
The Company expects the new residential construction market in North America to remain challenged in the near-term, driven by affordability challenges and consumer uncertainty. The global non-residential construction markets are expected to be relatively stable in the near-term. The Company continues to concentrate on driving productivity, managing costs, capital expenditures and working capital as we position ourselves to expand capacity within our existing manufacturing network.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Doors
The table below provides a summary of net sales and EBITDA for the Doors segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net sales	$513	$554	$988	$1,094
% change from prior year	-7%	N/A	-10%	N/A
EBITDA	$57	$75	$91	$143
EBITDA as a % of net sales	11%	14%	9%	13%
NET SALES
In our Doors segment, net sales decreased $41 million in the second quarter 2026 compared to the second quarter 2025 due to lower volumes of 3%, primarily driven by the exit of our Prineville, Oregon facility, a $19 million unfavorable impact from the divestiture of our distribution business and slightly unfavorable mix.
For year-to-date 2026, net sales in our Doors segment decreased $106 million compared to the same period in 2025, primarily due to lower volumes of 8% and a $29 million unfavorable impact from the divestiture of our distribution business. This was partially offset by a $6 million favorable impact of translating sales denominated in foreign currencies into United States dollars and slightly favorable mix.
EBITDA
In our Doors segment, EBITDA decreased $18 million in the second quarter 2026 compared to the second quarter 2025. Higher delivery costs of $11 million, lower volumes, higher manufacturing costs of $7 million, and unfavorable mix were partially offset by $8 million of lower selling, general and administrative costs and lower input cost inflation of $7 million, which includes the impact of tariff refunds.
For year-to-date 2026, EBITDA in our Doors segment decreased $52 million compared to the same period in 2025. The decrease was primarily driven by lower volumes, higher manufacturing costs of $16 million and higher delivery costs of $11 million. Lower selling, general and administrative costs of $17 million were offset by the impact of production downtime, unfavorable mix, and input cost inflation of $3 million, which includes the impact of tariff refunds.
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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The table below provides a summary of EBITDA for the Corporate, Other and Eliminations category:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Restructuring excluding depreciation	$(16)	$(9)	$(59)	$(12)
Acquisition-related integration costs excluding depreciation	—	(4)	(9)	(6)
Gains on sale of certain precious metals	10	12	22	21
Impairment of venture investment	—	—	(7)	—
Paroc marine recall	(1)	(1)	(33)	(2)
Loss on sale of business	—	(24)	—	(26)
Gain on sale of site (a)	4	—	4	—
Gain on sale of business	—	—	4	—
General corporate expense and other	(51)	(54)	(114)	(114)
EBITDA	$(54)	$(80)	$(192)	$(139)
(a)This gain relates to the sale of a site that was part of a previous restructuring action in the Roofing segment.
EBITDA
The impact on EBITDA from Corporate, Other and Eliminations was $26 million lower and $53 million higher in the second quarter and year-to-date 2026 compared to the same periods in 2025, respectively. For the second quarter, the decrease was primarily driven by the loss on sale of business in the prior year. For year-to-date, the increase primarily driven by higher restructuring costs and an increase in the liability for the Paroc marine recall, partially offset by the loss on sale of business in the prior year.
General corporate expense and other was $3 million lower and remained flat in the second quarter and year-to-date 2026 compared to the same periods in 2025, respectively.
OUTLOOK
In 2026, we expect general corporate expenses to be approximately $245 million to $255 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary sources of liquidity are its balance of Cash and cash equivalents from continuing operations of $271 million as of June 30, 2026, its commercial paper program ("CP Program") and Senior Revolving Credit Facility (as defined below).
The Company has a $1.5 billion senior revolving credit facility (the “Senior Revolving Credit Facility”) that has been amended from time to time. The Senior Revolving Credit Facility was amended in March 2025 to increase the borrowing limit from $1.0 billion to $1.5 billion and extend the maturity date to March 2030. No other significant terms impacting liquidity were amended.
The agreement governing our Senior Revolving Credit Facility contains various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. The Senior Revolving Credit Facility was amended in February 2026 to exclude specified 2025 non‑cash impairment charges from the leverage ratio calculation. We were in compliance with the covenants in the Senior Revolving Credit Facility as of June 30, 2026.
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
Cash Flows
Cash and cash equivalents were $271 million as of June 30, 2026, compared to $265 million as of June 30, 2025. Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of June 30, 2026 and December 31, 2025, the Company had $144 million and $97 million, respectively, in cash and cash equivalents in certain of its foreign subsidiaries. The Company continues to assert indefinite reinvestment for certain of its continuing operations in accordance with Accounting Standards Codification (“ASC”) 740 based on the laws as of enactment of the tax legislation.
Operating activities: Net cash flow provided by operating activities decreased by $34 million for the six months ended June 30, 2026 compared to the same period in 2025. The decrease was primarily due to lower cash earnings, partially offset by the change in working capital. For the six months ended June 30, 2026, there was no depreciation and amortization related to discontinued operations.
Investing activities: Net cash flow provided by investing activities increased by $354 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by the proceeds from the sale of GR business, partially offset by higher cash paid for property, plant and equipment. For the six months ended June 30, 2026, cash paid for property, plant and equipment related to discontinued operations was $28 million.
Financing activities: Net cash flow used for financing activities increased by $254 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase was primarily driven by lower net proceeds from CP Notes, partially offset by lower treasury stock repurchases in the current year.
Material Cash Requirements
Our anticipated uses of cash include capital expenditures, working capital needs, share repurchases, meeting financial obligations including repayment of senior notes maturing in the next twelve months, payments of any dividends authorized by our Board of Directors, acquisitions, restructuring actions and pension contributions. We expect that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our Senior Revolving Credit Facility, our CP Program and access to credit markets will provide ample liquidity to enable us to meet our cash requirements for at least the next twelve months and foreseeable future thereafter.
Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2025 Form 10-K for more details on these material cash requirements. During the second quarter of 2026, there have been no material changes to our expected uses of cash and contractual obligations.
Debt
As of June 30, 2026, the Company had $5.2 billion of total debt. The Company's current portion of long-term debt primarily relates to $899 million of the current portion of 3.400% senior notes maturing in the third quarter of 2026 and 5.500% senior notes maturing in the second quarter of 2027. Further discussion of the amount and timing of the future scheduled maturities of our senior notes can be found in Note 10 of the Consolidated Financial Statements. As of June 30, 2026, the Company's Short-term debt includes $65 million of CP Notes.
On March 5, 2025, the Company amended the Senior Revolving Credit Facility to increase the available principal amount from $1.0 billion to $1.5 billion and to extend the maturity to March 2030. The Company had no borrowings outstanding and $1.5 billion available under the Senior Revolving Credit Facility as of June 30, 2026.
On March 5, 2025, the Company established a CP Program for the issuance of CP Notes with maturities ranging up to 397 days from the date of issuance. As of June 30, 2026, there were $65 million of CP Notes outstanding under the CP Program with a weighted average interest rate and weighted average maturity period of 4.00% and 5 days, respectively. We do not intend to have outstanding borrowings under the CP Program in excess of available capacity under our Senior Revolving Credit Facility.

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
Fair Value Measurement
Please refer to Notes 1 and 10 of the Consolidated Financial Statements.
SAFETY
Working safely is an expectation at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. One of our primary safety measures is the Recordable Incidence Rate (“RIR”) as defined by the United States Bureau of Labor Statistics. For the three months ended June 30, 2026, our RIR was 0.75, compared to 0.60 in the same period a year ago. For the six months ended June 30, 2026, our RIR was 0.65, compared to 0.58 in the same period a year ago.
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
There has been no material change in our exposure to market risk during the six months ended June 30, 2026. Please refer to “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II, Item 7A of the 2025 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
April 1-30, 2026	1,283	$106.37	—	12,457,699
May 1-31, 2026	1,195,911	117.84	1,188,301	11,269,398
June 1-30, 2026	498,910	120.78	497,220	10,772,178
Total	1,696,104	$118.70	1,685,521

*	The Company retained an aggregate of 10,583 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted share units granted to our employees.
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
The Company repurchased 1.7 million shares of its common stock for $201 million, inclusive of applicable taxes, during the three months ended June 30, 2026 under the Repurchase Authorizations. As of June 30, 2026, 10.8 million shares remain available for repurchase under the Repurchase Authorizations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
10b5-1 Plans
During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*	Form of Owens Corning Restricted Stock Unit Award Agreement (two-year cliff vest) for grants beginning in 2026 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	August 5, 2026	By:	/s/ Todd W. Fister
Todd W. Fister
Chief Financial and Operating Officer

Date:	August 5, 2026	By:	/s/ Mari K. Doerfler
Mari K. Doerfler
Vice President and
Controller