Form 10-Q
period 2026-09-30
Owens Corning
filed 2026-11-04
CIK 1370946

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of October 30, 2026, 77,127,914 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2026

PART I
ITEM 1. FINANCIAL STATEMENTS
OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET SALES	$2,489	$2,684	$7,510	$7,961
COST OF SALES	1,874	1,927	5,592	5,621
Gross margin	615	757	1,918	2,340
OPERATING EXPENSES
Marketing and administrative expenses	239	240	749	764
Science and technology expenses	35	39	107	111
Goodwill impairment	366	780	366	780
Intangible assets impairment	77	—	77	—
Loss on sale of business	—	2	—	28
Other expense, net	50	23	169	72
Total operating expenses	767	1,084	1,468	1,755
OPERATING (LOSS) EARNINGS	(152)	(327)	450	585
Non-operating expense	—	1	—	1
(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	(152)	(328)	450	584
Interest expense, net	62	65	197	192
(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	(214)	(393)	253	392
Income tax expense	33	102	150	300
Equity in net (loss) earnings of affiliates	(1)	—	(1)	1
NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS	(248)	(495)	102	93
Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax	(2)	1	(229)	(318)
NET LOSS	$(250)	$(494)	$(127)	$(225)

NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS	$(248)	$(495)	$102	$93
Net earnings (loss) attributable to noncontrolling interests	—	—	2	(1)
NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO OWENS CORNING	(248)	(495)	100	94
Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax	(2)	1	(229)	(318)
NET LOSS ATTRIBUTABLE TO OWENS CORNING	$(250)	$(494)	$(129)	$(224)
(LOSS) EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic - continuing operations	$(3.15)	$(5.93)	$1.25	$1.11
Basic - discontinued operations	(0.03)	0.01	(2.87)	(3.75)
Basic	$(3.18)	$(5.92)	$(1.62)	$(2.64)

Diluted - continuing operations	$(3.15)	$(5.93)	$1.25	$1.10
Diluted - discontinued operations	(0.03)	0.01	(2.86)	(3.73)
Diluted	$(3.18)	$(5.92)	$(1.61)	$(2.63)
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET LOSS	$(250)	$(494)	$(127)	$(225)
Other comprehensive (loss) income, net of tax:
Currency translation adjustment (net of tax of $0 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $0 and $0 for the nine months ended September 30, 2026 and 2025, respectively)	(33)	(6)	62	251
Pension and other postretirement adjustment (net of tax of $0 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $(1) and $1 for the nine months ended September 30, 2026 and 2025, respectively)	(1)	1	—	(7)
Hedging adjustment (net of tax of $1 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $3 and $0 for the nine months ended September 30, 2026 and 2025, respectively)	—	(1)	(1)	(6)
Total other comprehensive (loss) income, net of tax	(34)	(6)	61	238
TOTAL COMPREHENSIVE (LOSS) EARNINGS	(284)	(500)	(66)	13
Comprehensive (loss) earnings attributable to noncontrolling interests	—	(1)	—	1
COMPREHENSIVE (LOSS) EARNINGS ATTRIBUTABLE TO OWENS CORNING	$(284)	$(499)	$(66)	$12
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except per share amounts)

	September 30,	December 31,
ASSETS	2026	2025
CURRENT ASSETS
Cash and cash equivalents	$179	$345
Receivables, less allowance of $3 at September 30, 2026 and $4 at December 31, 2025	1,173	937
Inventories	1,464	1,472
Other current assets	206	165
Current assets of discontinued operations	—	426
Total current assets	3,022	3,345
Property, plant and equipment, net	4,204	4,170
Operating lease right-of-use assets	465	507
Goodwill	1,288	1,679
Intangible assets, net	2,341	2,535
Deferred income taxes	15	10
Other non-current assets	512	480
Non-current assets of discontinued operations	—	254
TOTAL ASSETS	$11,847	$12,980
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,373	$1,257
Current operating lease liabilities	86	83
Short-term debt	102	50
Long-term debt - current portion	539	435
Other current liabilities	576	613
Current liabilities of discontinued operations	—	222
Total current liabilities	2,676	2,660
Long-term debt, net of current portion	4,250	4,687
Pension plan liability	35	38
Other employee benefits liability	92	96
Non-current operating lease liabilities	406	450
Deferred income taxes	861	737
Other liabilities	326	323
Non-current liabilities of discontinued operations	—	96
Total liabilities	8,646	9,087
OWENS CORNING STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share (a)	—	—
Common stock, par value $0.01 per share (b)	1	1
Additional paid-in capital	4,266	4,256
Accumulated earnings	4,144	4,463
Accumulated other comprehensive deficit	(374)	(437)
Cost of common stock in treasury (c)	(4,874)	(4,430)
Total Owens Corning stockholders’ equity	3,163	3,853
Noncontrolling interests	38	40
Total equity	3,201	3,893
TOTAL LIABILITIES AND EQUITY	$11,847	$12,980
(a)10 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025
(b)400 shares authorized; 135.5 issued and 77.1 outstanding at September 30, 2026; 135.5 issued and 80.2 outstanding at December 31, 2025
(c)58.4 shares at September 30, 2026 and 55.3 shares at December 31, 2025
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total equity, beginning of period	$3,811	$5,204	$3,893	$5,120
Common stock, $0.01 par value per share
Beginning of period	1	1	1	1
End of period	1	1	1	1
Treasury stock, $0.01 par value per share
Beginning of period	(4,598)	(3,989)	(4,430)	(3,685)
Issuance of common stock under share-based payment plans	2	1	58	59
Purchase of treasury stock	(278)	(223)	(502)	(585)
End of period	(4,874)	(4,211)	(4,874)	(4,211)
Additional paid-in capital (APIC):
Beginning of period	4,253	4,225	4,256	4,228
Issuance of common stock under share-based payment plans	(1)	—	(39)	(42)
Stock-based compensation expense	14	15	49	54
End of period	4,266	4,240	4,266	4,240
Accumulated earnings:
Beginning of period	4,456	5,376	4,463	5,224
Net loss attributable to Owens Corning	(250)	(494)	(129)	(224)
Dividends declared (a)	(62)	(58)	(190)	(176)
End of period	4,144	4,824	4,144	4,824
Accumulated other comprehensive earnings/deficit (AOCI):
Beginning of period	(340)	(450)	(437)	(691)
Currency translation adjustment	(33)	(21)	(83)	233
Currency translation adjustment as a result of sale of business	—	16	147	16
Pension and other postretirement adjustment (net of tax)	(1)	1	—	(7)
Deferred loss on hedging transactions (net of tax)	—	(1)	(1)	(6)
End of period	(374)	(455)	(374)	(455)
Noncontrolling Interest (NCI):
Beginning of period	39	41	40	43
Net earnings (loss) attributable to noncontrolling interests	—	—	2	(1)
Dividends distributed to noncontrolling interests	(1)	(1)	(2)	(2)
Currency translation adjustment	—	(1)	(2)	2
Purchases (reductions) of noncontrolling interest	—	—	—	(3)
End of period	38	39	38	39
Total equity, end of period	$3,201	$4,438	$3,201	$4,438

Common shares outstanding:
Beginning of period	79.0	83.6	80.2	85.4
Issuance of common stock under share-based payment plans	—	0.1	0.7	0.8
Purchase of treasury stock	(1.9)	(1.5)	(3.8)	(4.0)
End of period	77.1	82.2	77.1	82.2
Treasury shares outstanding:
Beginning of period	56.5	51.9	55.3	50.1
Issuance of common stock under share-based payment plans	—	(0.1)	(0.7)	(0.8)
Purchase of treasury stock	1.9	1.5	3.8	4.0
End of period	58.4	53.3	58.4	53.3
(a)Dividend declarations of $0.79 and $0.69 per share as of the three months ended September 30, 2026 and 2025, respectively. Dividend declarations of $2.37 and $2.07 per share as of the nine months ended September 30, 2026 and 2025, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2026	2025
NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(127)	$(225)
Adjustments to reconcile net losses to cash provided by operating activities:
Loss on discontinued operations	183	409
Depreciation and amortization	522	513
Loss on sale of business	—	28
Deferred income taxes	96	100
Stock-based compensation expense	49	54
Goodwill impairment	366	780
Intangible assets impairment	77	—
Gains on sale of certain precious metals	(29)	(35)
Other adjustments to reconcile net earnings to cash from operating activities	20	(24)
Change in operating assets and liabilities	(73)	(372)
Pension fund contribution	(5)	(5)
Payments for other employee benefits liabilities	(8)	(7)
Other	(14)	(20)
Net cash flow provided by operating activities	1,057	1,196
NET CASH FLOW USED FOR INVESTING ACTIVITIES
Cash paid for property, plant and equipment	(623)	(567)
Proceeds from sale of assets or affiliates	76	63
Proceeds from sale of Glass Reinforcements business, net of cash divested	364	—
Other	11	(9)
Net cash flow used for investing activities	(172)	(513)
NET CASH FLOW USED FOR FINANCING ACTIVITIES
Proceeds from senior revolving credit and receivables securitization facilities	—	329
Payments on senior revolving credit and receivables securitization facilities	—	(329)
Net proceeds from commercial paper	50	40
Payments on long-term debt	(400)	(29)
Dividends paid	(189)	(176)
Purchases of treasury stock	(506)	(583)
Finance lease payments	(34)	(34)
Other	2	(1)
Net cash flow used for financing activities	(1,077)	(783)
Effect of exchange rate changes on cash	(28)	82
Net decrease in cash, cash equivalents and restricted cash	(220)	(18)
Cash, cash equivalents and restricted cash, beginning of period	407	369
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$187	$351
The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	GENERAL
Unless the context requires otherwise, the terms “Owens Corning,” “Company,” “we” and “our” in these notes refer to Owens Corning and its subsidiaries.
The Consolidated Financial Statements included in this report are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”), and include, in the opinion of the Company, normal recurring adjustments necessary for a fair statement of the results for the periods indicated, which, however, are not necessarily indicative of results which may be expected for the full year. The December 31, 2025 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S.”). In connection with the Consolidated Financial Statements and Notes included in this report, reference is made to the Consolidated Financial Statements and Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Certain prior year amounts have been reclassified in order to conform to the current year presentation. On February 14, 2025, the Company announced the sale of its glass reinforcements ("GR") business. The transaction represented a strategic shift that has a major effect on the Company's operations and financial results and therefore, beginning with the quarterly report on Form 10-Q for the period ended March 31, 2025 and ending with the close of the transaction, including customary post-closing adjustments, the GR financial results are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented. Unless otherwise specified, these notes to the Consolidated Financial Statements reflect continuing operations. The Consolidated Statements of Cash Flows present cash flows from both continuing and discontinued operations. Please refer to Note 2 of the Consolidated Financial Statements for further information.
Revenue Recognition
As of September 30, 2026, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $144 million. As of December 31, 2025, our contract liability balances totaled $133 million, of which $31 million was recognized as revenue in the nine months ended September 30, 2026. As of December 31, 2024, our contract liability balances (for extended warranties, down payments and deposits, collectively) totaled $118 million, of which $21 million was recognized as revenue in the nine months ended September 30, 2025.
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
Accounts Receivable
Our customers consist mainly of distributors, home centers, contractors and retailers. Two of our largest customers accounted for approximately 22% and 20%, respectively, of accounts receivable as of September 30, 2026.
Supplier Finance Programs
We review supplier terms and conditions on an ongoing basis, and have negotiated payment terms extensions in recent years in connection with our efforts to reduce working capital and improve cash flow. Separate from those terms extension actions, certain of our subsidiaries have entered into paying agency agreements with third-party administrators. These voluntary supply chain finance programs (collectively, the “Programs”) generally give participating suppliers the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions, at the sole discretion of both the suppliers and financial institutions. The Company is not a party to the arrangements between the suppliers and the financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell, or otherwise pledge as collateral, amounts under these arrangements. The Company's payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. One of our Programs includes a parent guarantee to the participating financial institution for a certain U.S. subsidiary that, at the time of the respective program’s inception in 2015, was a guarantor subsidiary of the Company’s credit agreement. The obligations are presented as Accounts payable within Total current liabilities on the Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities on the Consolidated Statements of Cash Flows.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company’s confirmed outstanding obligations under the Programs totaled $192 million and $196 million as of September 30, 2026 and December 31, 2025, respectively. The amounts of invoices paid under the Programs totaled $422 million and $459 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
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
The Company uses foreign exchange forward contracts to manage foreign currency risk associated with certain monetary assets and liabilities recorded on the Consolidated Balance Sheets. Gains and losses from the changes in the fair value of these instruments are recorded in Other (income) expense, net on the Consolidated Statements of Earnings, and are substantially offset by remeasurement impacts on the related foreign currency denominated balance sheet exposures. As of September 30, 2026, the Company had notional amounts of $150 million for non-designated derivative financial instruments related to foreign currency exposures in U.S. Dollars primarily related to the Mexican Peso, Hong Kong Dollar, Indian Rupee, Chinese Yuan and Chilean Peso. In addition, the Company had notional amounts of $88 million for non-designated derivative financial instruments related to foreign currency exposures in European Euro primarily related to the Polish Złoty, Danish Krone and the Norwegian Krone.
In 2020, the Company entered into a $175 million forward U.S. Treasury rate lock agreement to manage the U.S. Treasury portion of its interest rate risk associated with anticipated debt issuance. The agreement was designated as a cash flow hedge and was settled in December 2022. Upon settlement, the Company received cash proceeds of $37 million, of which $31 million was deferred into AOCI and is being amortized to Interest expense, net on the Consolidated Statements of Earnings over the term of the Company's 5.700% senior notes due 2034. During the nine months ended September 30, 2026, less than $3 million was recognized in Interest expense, net on the Consolidated Statements of Earnings related to amortization. As of September 30, 2026, $24 million of unrecognized gains related to the rate lock agreement remained in AOCI.
There have been no significant changes in the Company's objectives, strategies, or derivative programs since December 31, 2025. For a complete discussion of the Company's derivative instruments and hedging activities, see Note 5 of the Consolidated Financial Statements within our 2025 Form 10-K.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Accounting Pronouncements
New Pronouncements Adopted
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which provides entities with a practical expedient when estimating expected credit losses for current accounts receivable and contract assets arising from transactions accounted for under Accounting Standards Codification ("ASC") 606. The guidance became effective January 1, 2026. We have adopted and determined that this guidance did not have a material effect on our Consolidated Financial Statements.
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
In November 2024, the FASB issued ASU 2024‑03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220‑40)," which requires enhanced expense‑category disclosures in the notes to the financial statements. In January 2025, the FASB issued ASU 2025‑01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)," which clarifies the effective date of ASU 2024‑03. The guidance is effective January 1, 2027 for the Company, with interim adoption beginning in 2028. We are currently assessing the impact adopting this standard will have on our consolidated financial statement disclosures. We do not believe the adoption of this guidance will have a material effect on our results of operations.

2.	DISCONTINUED OPERATIONS
On February 13, 2025, the Company entered into a definitive agreement ("GR Agreement") for the sale of our GR business, historically reported within the Composites segment, for a purchase price of approximately $436 million, less costs to sell. The GR business manufactured, fabricated, and sold glass fiber reinforcements for a broad range of end markets.
The transaction represented a strategic shift that has a major effect on the Company's operations and financial results. Accordingly, beginning with the quarterly report on Form 10-Q for the period ended March 31, 2025 and ending with the close

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
of the transaction, including customary post-closing adjustments, the financial results of the GR business are reflected in the Company’s consolidated financial statements as discontinued operations for all periods presented.
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
During the three months ended September 30, 2026, the Company recognized a pre-tax loss of $8 million, primarily reflecting a preliminary post-closing adjustment of $6 million. During the nine months ended September 30, 2026, the Company recognized a pre-tax loss of $183 million, primarily reflecting revised transaction terms. These losses were measured as the excess of the carrying value of the discontinued operation over the fair value of consideration received, less costs to sell, and are presented within Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax, on the Consolidated Statements of Earnings.
The Company does not expect to recognize material incremental charges related to the transaction, although final amounts remain subject to customary post-closing adjustments.
The following table summarizes Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax included within the Consolidated Statements of Earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
NET SALES	$—	$301	$426	$877
COST OF SALES	—	245	340	679
OPERATING EXPENSES
Marketing and administrative expenses	—	18	27	53
Loss from classification as discontinued operation	8	28	183	409
Other expense, net	—	10	6	15
Total operating expenses	8	56	216	477
Interest expense, net	—	2	—	4
Income tax (benefit) expense	(6)	(3)	99	35
NET (LOSS) EARNINGS FROM DISCONTINUED OPERATIONS ATTRIBUTABLE TO OWENS CORNING, NET OF TAX	$(2)	$1	$(229)	$(318)

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Major classes of assets and liabilities of discontinued operations include the following:

(In millions)	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54
Receivables, less allowance	135
Inventories	218
Other current assets	19
Current assets of discontinued operations	$426
Property, plant and equipment, net	454
Goodwill	100
Deferred income taxes	2
Valuation allowance for discontinued operations	(408)
Other non-current assets	106
Non-current assets of discontinued operations	$254
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$130
Other current liabilities	92
Current liabilities of discontinued operations	$222
Other liabilities	96
Non-current liabilities of discontinued operations	$96
Cash flows related to discontinued operations are included within the Consolidated Statements of Cash Flows. Cash paid for property, plant and equipment for the nine months ended September 30, 2026 and September 30, 2025 was $28 million and $64 million, respectively.

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

	Three Months Ended September 30, 2026
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$859	$378	$422	$1,659	$(35)	$1,624
North America Non-Residential	131	417	—	548	(2)	546
Total North America	990	795	422	2,207	(37)	2,170
Europe	50	206	57	313	—	313
Asia-Pacific	2	—	—	2	—	2
Rest of world	—	—	4	4	—	4
NET SALES	$1,042	$1,001	$483	$2,526	$(37)	$2,489

	Three Months Ended September 30, 2025
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$1,070	$374	$482	$1,926	$(39)	$1,887
North America Non-Residential	118	372	—	490	(2)	488
Total North America	1,188	746	482	2,416	(41)	2,375
Europe	50	193	59	302	(1)	301
Asia-Pacific	2	—	—	2	—	2
Rest of world	—	2	4	6	—	6
NET SALES	$1,240	$941	$545	$2,726	$(42)	$2,684

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30, 2026
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$2,785	$1,078	$1,283	$5,146	$(106)	$5,040
North America Non-Residential	365	1,145	—	1,510	(7)	1,503
Total North America	3,150	2,223	1,283	6,656	(113)	6,543
Europe	160	608	176	944	(2)	942
Asia-Pacific	5	—	—	5	—	5
Rest of world	—	8	12	20	—	20
NET SALES	$3,315	$2,839	$1,471	$7,625	$(115)	$7,510

	Nine Months Ended September 30, 2025
(In millions)	Roofing	Insulation	Doors	Subtotal	Eliminations	Consolidated
Disaggregation Categories
North America Residential	$3,166	$1,102	$1,450	$5,718	$(114)	$5,604
North America Non-Residential	336	1,077	—	1,413	(7)	1,406
Total North America	3,502	2,179	1,450	7,131	(121)	7,010
Europe	153	539	173	865	(4)	861
Asia-Pacific	8	56	3	67	—	67
Rest of world	—	10	13	23	—	23
NET SALES	$3,663	$2,784	$1,639	$8,086	$(125)	$7,961
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
The Company does not regularly provide significant segment expense detail to the CODM. EBITDA by segment consists of net sales less related costs and expenses, which are mainly comprised of cost of sales and marketing and administrative costs, plus depreciation and amortization. EBITDA is presented on a basis that is used internally for evaluating segment performance. Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in EBITDA for our reportable segments and are included within Corporate, Other and Eliminations.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes EBITDA by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Reportable Segments
Roofing	$299	$423	$971	$1,212
Insulation	215	212	595	662
Doors	25	56	116	199
Total reportable segments	539	691	1,682	2,073
Corporate, Other and Eliminations
Restructuring excluding depreciation	(1)	(7)	(60)	(19)
Acquisition-related integration costs excluding depreciation	—	(9)	(9)	(15)
Gains on sale of certain precious metals	7	14	29	35
Impairment of investments	(33)	—	(40)	—
Paroc marine recall	—	—	(33)	(2)
Gain (Loss) on sale of businesses	2	(2)	6	(28)
Goodwill impairment	(366)	(780)	(366)	(780)
Intangible assets impairment	(77)	—	(77)	—
Gain on sale of site (a)	—	—	4	—
General corporate expense and other	(50)	(53)	(164)	(167)
Total Corporate, other and eliminations	(518)	(837)	(710)	(976)
Depreciation and amortization	(173)	(182)	(522)	(513)
Interest expense, net	(62)	(65)	(197)	(192)
(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	$(214)	$(393)	$253	$392
(a)This gain relates to the sale of a site that was part of a previous restructuring action in the Roofing segment.
TOTAL ASSETS AND PROPERTY, PLANT AND EQUIPMENT
The following table summarizes total assets by segment:

(In millions)	September 30, 2026	December 31, 2025
Assets allocated to reportable segments
Roofing	$3,536	$3,223
Insulation	4,656	4,548
Doors	2,504	3,234
Total reportable segments	10,696	11,005
Assets not allocated to reportable segments
Cash and cash equivalents	179	345
Non-current deferred income taxes	15	10
Investments in affiliates	28	62
Corporate property, plant and equipment, other assets and eliminations	929	878
TOTAL ASSETS FROM CONTINUING OPERATIONS	$11,847	$12,300

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table summarizes total property, plant and equipment, net by geographic region:

(In millions)	September 30, 2026	December 31, 2025
North America	$3,475	$3,421
Europe	636	646
Asia Pacific	59	63
Rest of world	34	40
PROPERTY, PLANT AND EQUIPMENT, NET FROM CONTINUING OPERATIONS	$4,204	$4,170
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT
The following table summarizes cash paid for property, plant and equipment by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Reportable Segments
Roofing	$63	$46	$189	$174
Insulation	91	65	282	226
Doors	18	18	65	59
Total reportable segments	172	129	536	459
General corporate additions	19	16	59	44
ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT FROM CONTINUING OPERATIONS	$191	$145	$595	$503

4.	INVENTORIES
Inventories consist of the following:

(In millions)	September 30, 2026	December 31, 2025
Finished goods	$809	$824
Materials and supplies	655	648
Total inventories	$1,464	$1,472

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
The Company tests goodwill and indefinite-lived intangible assets for impairment as of October 1st each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Goodwill
The changes in the net carrying amount of goodwill by segment are as follows:

(In millions)	Roofing	Insulation	Doors	Total
Gross carrying amount at December 31, 2025	$661	$1,620	$1,515	$3,796
Divestiture	—	—	(7)	(7)
Foreign currency translation	(2)	(26)	(7)	(35)
Gross carrying amount at September 30, 2026	659	1,594	1,501	3,754

Accumulated impairment losses at December 31, 2025	—	(982)	(1,135)	(2,117)
Impairment charge	—	—	(366)	(366)
Foreign currency translation	—	17	—	17
Accumulated impairment losses at September 30, 2026	—	(965)	(1,501)	(2,466)

Balance, net of impairment at September 30, 2026	$659	$629	$—	$1,288
Third Quarter Goodwill Triggering Event
In the third quarter of 2026, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of our reporting units below their carrying values. During the third quarter of 2026, a reduced financial outlook for the Doors reporting unit was due to increased inflationary pressures and lower volumes, driven by heightened macroeconomic uncertainties including declines in North America discretionary residential repair and remodeling activities and challenges in North America residential new construction. Considering these developments together with the reporting unit's narrow cushion, due to the impairment taken in the fourth quarter of 2025, the Company concluded that a triggering event had occurred, requiring interim goodwill impairment testing as of September 30, 2026.
The test resulted in the carrying value of the reporting unit exceeding its fair value, and, resultingly, the Company recorded a $366 million pre-tax non-cash impairment charge, fully impairing the remaining Doors reporting unit goodwill in the third quarter of 2026. This charge was recorded in the Goodwill impairment line on the Consolidated Statements of Earnings and was included in the Corporate, Other and Eliminations reporting category. The fair value of the Doors reporting unit was determined based on the discounted cash flow analysis, or income approach. The reduction in fair value, and corresponding impairment charge, was primarily driven by an anticipated decrease in EBITDA, including 2027 in the Company's forecast. The most significant assumptions used in the fair value analysis were base year revenue, revenue growth rate, long-term growth rate, adjusted EBITDA margins and discount rate.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Other Intangible Assets
Other intangible assets consist of the following:

	September 30, 2026			December 31, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived trademarks and trade names	$1,035	$—	$1,035	$1,197	$—	$1,197
Amortizable intangible assets
Customer relationships	1,534	(497)	1,037	1,551	(431)	1,120
Technology	379	(266)	113	382	(241)	141
Trademarks and trade names	114	(9)	105	31	(7)	24
Other (a)	53	(2)	51	55	(2)	53
Total other intangible assets	$3,115	$(774)	$2,341	$3,216	$(681)	$2,535
(a)    Other primarily includes emissions rights.
Indefinite-Lived Intangible Assets
In the third quarter of 2026, the Company performed an interim impairment test for an indefinite-lived tradename used by its Doors reportable segment, triggered by the same conditions that precipitated the interim goodwill impairment test described above for the third quarter of 2026 as well as a management decision regarding a change in the expected use of the tradename. This decision changed the period over which the tradename was expected to provide economic benefits and was an additional factor in management's impairment assessment. As a result of this test, the Company recorded a pre-tax non-cash impairment charge of $77 million. This charge was recorded in the Intangible assets impairment line on the Consolidated Statements of Earnings and was included in the Corporate, Other and Eliminations reporting category. Following the impairment assessment, the Company determined that the tradename no longer had an indefinite useful life and, as of September 30, 2026, reclassified the remaining carrying value of the tradename of $79 million as a definite-lived intangible asset.
Fair value of the impaired tradename was calculated using the relief-from-royalty method by applying an estimated market participant royalty rate of 0.5% to the forecasted revenues associated with the tradename. The resulting cash flows from this calculation were discounted at a rate based on a market participant discount rate. The most significant assumptions used in the fair value analysis were base year revenue, revenue growth rate, long-term growth rate and royalty rate.
Definite-Lived Intangible Assets
The Company amortizes the cost of other intangible assets over their estimated useful lives which, individually, range up to 25 years. The Company's future cash flows are not materially impacted by its ability to extend or renew agreements related to its amortizable intangible assets.
Amortization expense for intangible assets for the three and nine months ended September 30, 2026 was $33 million and $101 million, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2025 was $37 million and $114 million, respectively. Amortization expense for intangible assets is estimated to be $39 million for the remainder of 2026.
In the third quarter of 2026, the Company determined that the tradename discussed above no longer had an indefinite useful life as a result of management's expected use of the tradename. Following recognition of the $77 million impairment charge, the remaining carrying value of the tradename of $79 million was reclassified to definite-lived intangible assets as of September 30, 2026 and will be amortized prospectively over its estimated remaining useful life of 3 years.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The estimated amortization expense for intangible assets for the next five years is as follows:

(In millions)	Amortization
2027	$151
2028	$150
2029	$135
2030	$101
2031	$100

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

(In millions)	September 30, 2026	December 31, 2025
Land	$179	$185
Buildings and leasehold improvements	1,473	1,418
Machinery and equipment	5,540	5,471
Construction in progress	706	535
Property, plant and equipment, gross	7,898	7,609
Accumulated depreciation	(3,694)	(3,439)
Property, plant and equipment, net	$4,204	$4,170
Machinery and equipment includes certain precious metals used in our production tooling, which comprise approximately 3% and 4% of total machinery and equipment as of September 30, 2026 and December 31, 2025, respectively.
Upon completion of the sale of the GR business in the second quarter of 2026, the Company began selling excess precious metals. As a result, the Company sold certain precious metals resulting in gains of $7 million and $19 million for the three and nine months ended September 30, 2026, respectively. The Company sold certain precious metals resulting in no gains for the three months ended September 30, 2025 and gains of $10 million for the nine months ended September 30, 2025. These gains are included in Other expense, net on the Consolidated Statements of Earnings and are reflected in the Corporate, Other and Eliminations reporting category. The cash proceeds from the sales are included in Net cash flow used for investing activities in the Consolidated Statements of Cash Flows.
We also exchanged certain precious metals used in production tooling for certain other precious metals to be used in production tooling. During the three months ended September 30, 2026, there were no non-cash exchanges. During the nine months ended September 30, 2026, these non-cash exchanges resulted in a net increase to Machinery and equipment of $10 million and a gain totaling $10 million. During the three and nine months ended September 30, 2025, these non-cash exchanges resulted in a net increase to Machinery and equipment of $14 million and $25 million, as well as gains totaling $14 million and $25 million, respectively. These gains are included in Other expense, net on the Consolidated Statements of Earnings and reflected in the Corporate, Other and Eliminations reporting category. These non-cash investing activities are not included in Net cash flow used by investing activities in the Consolidated Statements of Cash Flows.
During the third quarter of 2026, the Company determined that certain asset groups within our Doors reportable segment should be assessed for recoverability, primarily as a result of the same conditions that precipitated the interim Doors reporting unit goodwill impairment test described in Note 5 of the Consolidated Financial Statements. Recoverability of the long-lived assets, including definite-lived intangibles, was measured by comparing the carrying amount of the asset groups to the future net undiscounted cash flows expected to be generated by the asset groups. These comparisons determined that the asset groups were recoverable.

7.	DIVESTITURES
On February 24, 2026, the Company entered into an agreement and sold its distribution business, which was part of the Doors segment, which further aligns with our strategy to streamline operations in the segment. The business represented annual net revenues of approximately $70 million. As a result of the sale, the Company received consideration of approximately

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
$40 million, net of cash sold and subject to customary working capital adjustments. During the three months ended September 30, 2026 the Company recognized an additional pre-tax loss of $3 million related to customary working capital adjustments, resulting in a final pre‑tax gain on sale of approximately $1 million, which is recorded in Other expense, net on the Consolidated Statements of Earnings.
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
As a result of the sale agreement and related held‑for‑sale accounting, the Company incurred a pre‑tax loss of approximately $2 million and $28 million for the three and nine months ended September 30, 2025, respectively. This loss was a result of closing the sale, amendments to the related party agreement and changes in working capital and was included within Loss on sale of business on the Consolidated Statements of Earnings. The Company does not expect to incur further material charges related to this sale.

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

	September 30,
(In millions)	2026	2025
Beginning balance	$91	$99
Amounts accrued for current year	24	20
Settlements/adjustments of warranty claims	(24)	(24)
Ending balance	$91	$95

9.	RESTRUCTURING
The Company may incur restructuring, and other exit costs in connection with its global cost reduction, product line and productivity initiatives and the Company’s growth strategy.
Global Corporate Restructuring
In the first quarter of 2026, the Company took actions to reduce operating expenses. These actions are expected to result in cumulative charges of approximately $58 million, primarily related to severance and other exit costs. During the nine months of 2026, the Company recorded $31 million of cash charges related to severance.
Roofing Integration Restructuring
In September 2025, the Company took actions to reduce costs in its Roofing segment, primarily through relocation of its lumber facility. These actions are expected to result in cumulative charges of approximately $22 million, primarily related to accelerated depreciation, asset write-offs, and other exit costs. During the nine months of 2026, the Company recorded $2 million of charges, including $1 million of non-cash charges related to accelerated depreciation and $1 million in cash charges related to other exit costs. During the nine months of 2025, the Company recorded $7 million of charges, including non-cash charges of $6 million related to other exit costs and accelerated depreciation and $1 million of cash charges primarily related to severance.
Building Materials Business Sale Restructuring
On November 4, 2024, the Company entered into a related party agreement to sell its Insulation segment's building materials business in China and Korea to a member of the business’ management team. Following the signing of the agreement, the Company took actions to reduce headcount and implement cost savings initiatives. These actions were expected to result in

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
cumulative costs of approximately $15 million, primarily related to severance and other exit costs. During the nine months of 2026, the Company did not incur any charges related to this project. During the nine months of 2025, the Company recorded $2 million of income primarily related to a reduction in severance. The Company does not expect to recognize significant incremental costs related to these actions.
Acquisition-Related Restructuring
Following the acquisition of Masonite, within the Company's Doors segment, the Company took actions to realize expected synergies from the newly acquired operations by closing certain locations and consolidating production. These actions include the decision to close the Santiago, Chile facility in 2024. In the second quarter of 2025, the Company announced the closure of the Prineville, Oregon facility. In the third quarter of 2025, the Company announced the closure of the Greenville, Texas facility. In the fourth quarter of 2025, the Company announced the closure of the Aldergrove, British Columbia facility and the Mesquite, Texas facility. In the second quarter of 2026, the Company announced the closure of the Walkerton, Indiana facility. In the third quarter of 2026, the Company announced the closure of the Kirkwood, New York facility.
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
In connection with the Kirkwood closure, the Company estimates it will incur cash charges of approximately $4 million, primarily related to other exit costs and severance, and non-cash charges of approximately $7 million, primarily related to accelerated depreciation.
During the nine months of 2026, the Company recorded charges of $41 million, of which $23 million were cash charges primarily related to other exit costs and severance and $18 million were non-cash charges primarily related to accelerated depreciation and other exit costs. During the nine months of 2025, the Company recorded $37 million of charges, including non-cash charges of $24 million related to accelerated depreciation and $13 million of cash charges primarily related to severance. The Company is continuing to review synergies as a result of this acquisition and expects to incur incremental costs throughout 2026.
Global Composites Restructuring
In December 2023, the Company took actions to reduce costs throughout our former global Composites segment due to market conditions, primarily through global workforce reductions, as well as streamlining manufacturing and supply chain operations. These actions primarily included salaried workforce reductions and the relocation of the Changzhou, China operations to Hangzhou, China.
In connection with these actions, the Company estimated it would incur cash charges in the range of $20 million to $30 million, primarily related to severance and other exit costs, including termination costs, and non-cash charges in the range of $15 million to $20 million, primarily related to accelerated depreciation.
During the nine months of 2026, the Company did not incur any charges related to this project. During the nine months of 2025, the Company recorded $5 million of cash charges primarily related to severance. The Company does not expect to recognize significant incremental costs related to these actions.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
European Operating Structure Optimization
In March 2023, the Company took actions to optimize the operating structure of its segments across Europe to increase its competitiveness. These actions were expected to result in cumulative costs of approximately $20 million, primarily related to severance and other exit costs.
During the nine months of 2026, the Company did not incur any charges related to this project. During the nine months of 2025, the Company recorded $3 million of income primarily related to a reduction in severance. The Company does not expect to recognize significant incremental costs related to these actions.
Consolidated Statements of Earnings From Continuing Operations Classification
The following table presents the impact and respective location of total restructuring on the Consolidated Statements of Earnings From Continuing Operations, which are included within Corporate, Other and Eliminations:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Location	2026	2025	2026	2025
Accelerated depreciation	Cost of sales	$(4)	$(16)	$(14)	$(25)
Other exit costs	Cost of sales	(2)	(6)	(9)	(7)
Other exit costs	Marketing & administrative expenses	—	—	—	(1)
Severance	Other expense, net	(2)	(1)	(34)	(10)
Other exit income (costs)	Other expense, net	3	—	(17)	(1)
Total Restructuring Costs		$(5)	$(23)	$(74)	$(44)
Summary of Unpaid Liabilities
The following tables summarize the status of the unpaid liabilities from the Company’s restructuring activities:

	September 30, 2026
(In millions)	Building Materials Business Sale	Acquisition-Related Restructuring	Global Composites Restructuring	European Operating Structure Optimization	Roofing Integration Restructuring	Global Corporate Restructuring
Balance at December 31, 2025	$—	$11	$10	$—	$1	$—
Restructuring costs	—	41	—	—	2	31
Payments	—	(31)	(10)	—	(2)	(10)
Accelerated depreciation and other non-cash items	—	(18)	—	—	(1)	—
Balance at September 30, 2026	$—	$3	$—	$—	$—	$21
Cumulative charges incurred	$4	$150	$40	$12	$10	$31
As of September 30, 2026, the remaining liability balance of $24 million was primarily related to severance, which the Company expects to pay over the next twelve months.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2025
(In millions)	Building Materials Business Sale	Acquisition-Related Restructuring	Global Composites Restructuring	European Operating Structure Optimization	Roofing Integration Restructuring
Balance at December 31, 2024	$6	$3	$14	$5	$—
Restructuring costs	(2)	37	5	(3)	7
Payments	(3)	(10)	(7)	(2)	—
Accelerated depreciation and other non-cash items	—	(24)	—	—	(6)
Balance at September 30, 2025	$1	$6	$12	$—	$1
Cumulative charges incurred	$3	$109	$43	$12	$7

10.	DEBT
Details of the Company’s outstanding long-term debt, as well as the fair values, are as follows:

	September 30, 2026		December 31, 2025
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
3.400% senior notes, net of discount and financing fees, due 2026	$—	—%	$399	100%
5.500% senior notes, net of discount and financing fees, due 2027	499	100%	498	102%
3.950% senior notes, net of discount and financing fees, due 2029	448	96%	448	99%
3.500% senior notes, net of discount and financing fees, due 2030	2	89%	2	100%
3.500% senior notes, net of discount and financing fees, due 2030	348	94%	343	97%
3.875% senior notes, net of discount and financing fees, due 2030	299	94%	299	98%
5.700% senior notes, net of discount and financing fees, due 2034	791	97%	791	105%
7.000% senior notes, net of discount and financing fees, due 2036	370	105%	369	114%
4.300% senior notes, net of discount and financing fees, due 2047	590	74%	590	82%
4.400% senior notes, net of discount and financing fees, due 2048	391	75%	391	82%
5.950% senior notes, net of discount and financing fees, due 2054	683	92%	683	102%
Various finance leases, due through 2056 (a)	368	100%	309	100%
Total long-term debt	4,789	N/A	5,122	N/A
Less – current portion of senior notes	499	100%	399	100%
Less – current portion of finance leases and other (a)	40	100%	36	100%
Long-term debt, net of current portion	$4,250	N/A	$4,687	N/A
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
Senior Notes
The Company issued $500 million of 2027 senior notes with an annual interest rate of 5.500%, $800 million of 2034 senior notes with an annual interest rate of 5.700% and $700 million of 2054 senior notes with an annual interest rate of 5.950% on May 31, 2024. The proceeds from these notes were used to repay a portion of the outstanding borrowings under the Company's prior 364-day credit facility that was used to fund a portion of the purchase of Masonite in the second quarter of 2024 and to pay related fees and expenses. As of September 30, 2026, the $499 million outstanding balance related to the 2027 senior notes was recorded in Long-term debt – current portion on the Consolidated Balance Sheets.

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
The Company issued $400 million of 2048 senior notes on January 25, 2018. Interest on the notes is payable semiannually in arrears on January 30 and July 30 each year, beginning on July 30, 2018. The proceeds from these notes were used, along with borrowings on a $600 million term loan commitment and borrowings on the Company's prior receivables securitization facility (the "Receivables Securitization Facility") to fund the purchase of Paroc in the first quarter of 2018.
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
The Company issued $400 million of 2026 senior notes on August 8, 2016. Interest on the notes is payable semiannually in arrears on February 15 and August 15 each year, beginning on February 15, 2017. A portion of the proceeds from these notes was used to redeem $158 million of our 2016 senior notes. The remaining proceeds were used to pay down portions of our Receivables Securitization Facility and for general corporate purposes. In the third quarter of 2026, the Company fully repaid the $400 million of 2026 senior notes at maturity using a combination of cash on hand and commercial paper borrowings. On March 31, 2025, the Company terminated the Receivables Securitization Facility.
The Company issued $550 million of 2036 senior notes on October 31, 2006. Interest on the notes is payable semiannually in arrears on June 1 and December 1 each year, beginning on June 1, 2007. The proceeds of these notes were used to pay certain unsecured and administrative claims, finance general working capital needs and for general corporate purposes.
Collectively, the Company's senior notes above, other than the Masonite 2030 notes, are referred to as the “Senior Notes.” The Senior Notes are general unsecured obligations of the Company and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The Company has the option to redeem all or part of the Senior Notes at any time at a “make-whole” redemption price. The Company is subject to certain covenants in connection with the issuance of the Senior Notes that it believes are usual and customary. The Company was in compliance with these covenants as of September 30, 2026.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
options, which provide for varying terms and interest rates including the United States prime rate, federal funds rate plus a spread or forward-looking term rate based on the Secured Overnight Financing Rate (“Term SOFR”) plus a spread.
The Senior Revolving Credit Facility contains various covenants, including a maximum allowed leverage ratio, that the Company believes are usual and customary for a senior unsecured credit agreement. The Senior Revolving Credit Facility was amended in February 2026 to exclude specified 2025 non‑cash impairment charges from the leverage ratio calculation. The Company was in compliance with the covenants in the Senior Revolving Credit Facility as of September 30, 2026.
Commercial Paper
On March 5, 2025, the Company established a $1.5 billion commercial paper program ("CP Program") for the issuance of unsecured commercial paper notes (the “CP Notes”) with maturities ranging up to 397 days from the date of issuance. The CP Notes may not be voluntarily prepaid or redeemed by the Company prior to maturity and rank pari passu with all existing and future senior unsecured indebtedness of the Company. The proceeds from the CP Notes will be used to finance the Company’s short-term liquidity needs and other general corporate purposes. The Senior Revolving Credit Facility is designated to be a liquidity backstop for the CP Notes outstanding under the CP Program. We do not intend to have outstanding borrowings under the CP Program in excess of available capacity under our Senior Revolving Credit Facility. As of September 30, 2026, there were $100 million of CP Notes outstanding under the CP Program with a weighted average interest rate and weighted average maturity period of 4.17% and 9 days, respectively. As of December 31, 2025, there were $50 million of CP Notes outstanding under the CP Program with a weighted average interest rate and weighted average maturity period of 3.95% and 13 days, respectively. The CP Notes are reported net of any discount and are included within Short-term debt on the Company's Consolidated Balance Sheets.

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
During the second quarter of 2023, the Company's subsidiary, Paroc Group OY ("Paroc"), which the Company acquired in 2018, notified the appropriate European maritime regulatory authorities that specific products in its marine insulation product line may not meet certain fire safety requirements in accordance with their certifications. Paroc voluntarily withdrew these specific products from the market, issued recalls and suspended distribution and sales of these products (the "Recalled Products"). We do not expect to incur further material charges related to the Recalled Products.
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

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Owens Corning is involved in remedial response activities and is responsible for environmental remediation at a number of sites, including certain of its currently owned or formerly owned plants. These responsibilities arise under a number of laws, including, but not limited to, the Federal Resource Conservation and Recovery Act, and similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company has also been named a potentially responsible party under the U.S. Federal Superfund law, similar state or local laws pertaining to the management and remediation of hazardous materials and petroleum. The Company became involved in these sites as a result of government action or in connection with business acquisitions. As of September 30, 2026, the Company was involved with a total of 23 sites worldwide, including 9 Superfund and state or country equivalent sites and 14 owned or formerly owned sites. None of the liabilities for these sites are individually significant to the Company.
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
Other Matters
As a result of the decision of the U.S. Supreme Court in February 2026, the Company was entitled to a refund of tariffs previously paid on certain imported products under the International Emergency Economic Powers Act. The Company estimated that approximately $50 million of tariff payments were eligible for refund as a result of the decision.
During the three and nine months ended September 30, 2026, the Company evaluated the refund under ASC 450, Contingencies, and recognized approximately $25 million and $50 million, respectively, within Cost of Sales on the Consolidated Statements of Earnings. The Company has received a majority of its tariff refunds claimed as of September 30, 2026.

12.	STOCK COMPENSATION
Description of the Plan
On April 20, 2023, the Company's stockholders approved the Owens Corning 2023 Stock Plan (the “2023 Stock Plan”) which authorizes grants of stock options, stock appreciation rights, stock awards (including restricted stock awards, restricted stock units and bonus stock awards), performance share awards and performance share units. At September 30, 2026, the number of shares remaining available under the 2023 Stock Plan for all stock awards was 2.2 million. Future equity-based awards to Company employees who were former Masonite employees may be granted from the remaining available shares under the Masonite Stock Plan. At September 30, 2026, the number of shares remaining available under the Masonite Stock Plan was 0.6 million shares of Owens Corning common stock.
Prior to the 2023 Stock Plan, employees were eligible to receive stock awards under the Owens Corning 2019 Stock Plan.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Total Stock-Based Compensation Expense
Stock-based compensation expense included in Marketing and administrative expenses in the accompanying Consolidated Statements of Earnings is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Total stock-based compensation expense from continuing operations	$14	$14	$47	$50
Total stock-based compensation expense from discontinued operations	—	1	2	4
Total stock-based compensation expense	$14	$15	$49	$54
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
The following table shows a summary of the Company’s RSU activity:

	Number of RSUs	Weighted-Average Fair Value
Balance at December 31, 2025	994,201	$122.10
Granted	408,328	$133.11
Vested	(370,046)	$126.41
Forfeited	(82,327)	$139.98
Balance at September 30, 2026	950,156	$123.59
As of September 30, 2026, there was $52 million of total unrecognized compensation cost related to RSUs. That cost is expected to be recognized over a weighted-average period of 1.84 years. The total grant date fair value of stock vested during the nine months ended September 30, 2026 and 2025 was $47 million and $49 million, respectively.
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
PSUs granted from 2023-2025
The initial fair value for all internal performance metric PSUs is based on the grant date stock price. Internal performance metric PSU grants issued from 2023 through 2025 contained both a service and performance condition. In the nine months ended September 30, 2025, the grant date fair value of the granted PSUs was $171.94.
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

Nine Months Ended September 30,
2025
Expected volatility	32.78%
Risk free interest rate	4.14%
Expected term (in years)	2.90
Grant date fair value of units granted	$221.54
The risk-free interest rate was based on zero-coupon United States Treasury STRIPS at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSUs granted in 2026
Beginning in 2026, all PSUs issued are internal performance metric PSUs that are subject to a modifier adjustment based on the Company’s total stockholder return relative to a peer group. The number of shares earned depends on the achievement of both performance and market conditions. The fair value of PSUs granted for the nine months ended September 30, 2026 has been estimated at the grant date using a Monte Carlo simulation with various assumptions.
The following table provides a range of the assumptions for PSUs granted in 2026:

	Nine Months Ended September 30,
	2026
Expected volatility	32.66%	–	37.11%
Risk free interest rate	3.60%	–	4.23%
Expected term (in years)	2.39	–	2.90
Grant date fair value of units granted	$132.81	–	$168.97
The risk-free interest rate was based on zero-coupon United States Treasury STRIPS at the grant date. The expected term represents the period from the grant date to the end of the three-year performance period.
PSU Summary
As of September 30, 2026, there was $18 million total unrecognized compensation cost related to PSUs. That cost is expected to be recognized over a weighted-average period of 1.81 years.
The following table shows a summary of the Company's PSU activity:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Balance at December 31, 2025	172,611	$177.12
Granted	148,674	$135.18
Vested	—	$—
Other (1)	40,523	$52.01
Forfeited	(14,784)	$157.19
Balance at September 30, 2026	347,024	$157.74
(1)    Represents PSUs that are vested and undistributed.
Employee Stock Purchase Plan
The Owens Corning Employee Stock Purchase Plan (“ESPP”) is a tax-qualified plan under Section 423 of the Internal Revenue Code. The purchase price of shares purchased under the ESPP is equal to 85% of the lower of the fair market value of shares of Owens Corning common stock at the beginning or ending of the offering period, which is a six month period ending on May 31

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
and November 30 of each year. On April 16, 2020, the Company's stockholders approved the Amended and Restated Owens Corning Employee Stock Purchase Plan which increased the number of shares available for issuance under the plan by 4.2 million shares. As of September 30, 2026, 2.6 million shares remain available for purchase.
Included in total stock-based compensation is $3 million and $8 million of expense related to the Company's ESPP for the three and nine months ended September 30, 2026, respectively. During the three and nine months ended September 30, 2025, the Company recognized expense of $2 million and $7 million, respectively, related to the Company’s ESPP. As of September 30, 2026, the Company had $2 million of total unrecognized compensation costs related to the ESPP.

13.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE DEFICIT
The following table summarizes the changes in accumulated other comprehensive income (deficit):

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Currency Translation Adjustment
Beginning balance	$(169)	$(280)	$(266)	$(534)
(Loss) gain on foreign currency translation	(33)	(21)	(83)	233
Gain on foreign currency translation as a result of sale of business	—	16	147	16
Other comprehensive (loss) income, net of tax	(33)	(5)	64	249
Ending balance	$(202)	$(285)	$(202)	$(285)
Pension and Other Postretirement Adjustment
Beginning balance	$(188)	$(189)	$(189)	$(181)
Amounts reclassified from AOCI to net earnings, net of tax (a)	—	—	—	(1)
Amounts classified into AOCI, net of tax	(1)	1	—	(6)
Other comprehensive (loss) income, net of tax	(1)	1	—	(7)
Ending balance	$(189)	$(188)	$(189)	$(188)
Hedging Adjustment
Beginning balance	$17	$19	$18	$24
Amounts reclassified from AOCI to net earnings, net of tax (b)	—	—	(2)	(2)
Amounts classified into AOCI, net of tax	—	(1)	1	(4)
Other comprehensive loss, net of tax	—	(1)	(1)	(6)
Ending balance	$17	$18	$17	$18
Total AOCI ending balance	$(374)	$(455)	$(374)	$(455)
(a)These AOCI components are included in the computation of total Pension and Other Postretirement cost and are recorded in Non-operating expense.
(b)Amounts reclassified from (loss) gain on cash flow hedges are reclassified from AOCI to income when the hedged item affects earnings and is recognized in Cost of sales or Interest expense, net depending on the hedged item. See Note 5 of the Consolidated Financial Statements within our 2025 Form 10-K.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	EARNINGS PER SHARE
The following table is a reconciliation of weighted-average shares for calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net (loss) earnings from continuing operations attributable to Owens Corning	$(248)	$(495)	$100	$94
Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax	(2)	1	(229)	(318)
NET LOSS ATTRIBUTABLE TO OWENS CORNING	$(250)	$(494)	$(129)	$(224)
Weighted-average number of shares outstanding used for basic earnings per share	78.7	83.4	79.9	84.7
Unvested restricted stock units and performance share units	—	—	0.3	0.6
Weighted-average number of shares outstanding and common equivalent shares used for diluted earnings per share	78.7	83.4	80.2	85.3
(LOSS) EARNINGS PER COMMON SHARE ATTRIBUTABLE TO OWENS CORNING COMMON STOCKHOLDERS
Basic - continuing operations	$(3.15)	$(5.93)	$1.25	$1.11
Basic - discontinued operations	(0.03)	0.01	(2.87)	(3.75)
Basic	$(3.18)	$(5.92)	$(1.62)	$(2.64)

Diluted - continuing operations	$(3.15)	$(5.93)	$1.25	$1.10
Diluted - discontinued operations	(0.03)	0.01	(2.86)	(3.73)
Diluted	$(3.18)	$(5.92)	$(1.61)	$(2.63)
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
The Company repurchased 3.6 million shares of its common stock for $478 million during the nine months ended September 30, 2026 under the Repurchase Authorizations. As of September 30, 2026, 8.8 million shares remained available for repurchase under the Repurchase Authorizations. The Company repurchased 3.8 million shares of its common stock for $545 million during the nine months ended September 30, 2025. The Inflation Reduction Act of 2022 imposed a 1% excise tax on certain share repurchases made after December 31, 2022. The amounts above include $3 million and $5 million of applicable excise taxes for the nine months ended September 30, 2026 and 2025, respectively.
For the three and nine months ended September 30, 2026, the Company did not have any unvested RSUs or unvested PSUs that had a potentially anti-dilutive effect on earnings per share. For the three and nine months ended September 30, 2025, the Company did not have any unvested RSUs or unvested PSUs that had a potentially anti-dilutive effect on earnings per share.

OWENS CORNING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

15.	INCOME TAXES
The following table provides the Income tax expense and effective tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except effective tax rate)	2026	2025	2026	2025
Income tax expense	$33	$102	$150	$300
Effective tax rate	-15%	-26%	59%	77%
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2026 is primarily due to U.S. state and local income tax expense, foreign tax effects and non-deductible goodwill impairment.
The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2025 is primarily due to U.S. state and local income tax expense, foreign rate differential and non-deductible goodwill impairment.

16.	SUPPLEMENTAL CASH FLOW INFORMATION
Certain cash and non-cash transactions were as follows for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2026	2025
Transactions involving cash:
Cash paid for income taxes	$120	$240
Cash paid for interest	$183	$179
Cash paid for operating leases	$91	$90
Cash paid for finance leases for financing activities	$34	$34
Cash paid for finance leases for operating activities	$12	$13
Non-cash transactions from operating activities
Right-of-use assets acquired under operating leases	$81	$144
Right-of-use assets acquired under finance leases	$102	$72
The following reconciles total cash, cash equivalents and restricted cash as of the dates indicated:

	September 30,
(In millions)	2026	2025
Cash and cash equivalents from continuing operations	$179	$286
Restricted cash from continuing operations	8	8
Cash, cash equivalents and restricted cash from discontinued operations	—	57
Total cash, cash equivalents and restricted cash	$187	$351
Property, plant and equipment additions in accounts payable were $83 million and $96 million as of September 30, 2026 and 2025, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
EXECUTIVE OVERVIEW
Net loss from continuing operations attributable to Owens Corning was $248 million in the third quarter of 2026, compared to $495 million in the third quarter of 2025. The Company generated $489 million in adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) from continuing operations in the third quarter of 2026, compared to $638 million in the third quarter of 2025. See the Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization From Continuing Operations section of the MD&A for further information regarding Adjusted EBITDA from continuing operations, including the reconciliation to Net earnings from continuing operations attributable to Owens Corning. Third quarter of 2026 segment earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance compared to the third quarter of 2025 decreased $124 million in our Roofing segment, increased $3 million in our Insulation segment and decreased $31 million in our Doors segment. Within our Corporate, Other and Eliminations category, General corporate expenses and other decreased by $3 million.
Impairment Charges
In the third quarter of 2026, the Company conducted an interim goodwill impairment test for the Doors reporting unit due to a narrow valuation cushion, heightened macroeconomic uncertainties and a reduced financial outlook. The fair value was determined using the income approach. The test resulted in the carrying value of the reporting unit exceeding its fair value, and, resultingly, the Company recorded a $366 million pre-tax non-cash impairment charge, fully impairing the remaining Doors reporting unit goodwill in the third quarter of 2026. The Company also performed an interim impairment test for an indefinite-lived tradename used by its Doors reportable segment, triggered by the same conditions that precipitated the interim goodwill impairment test for the third quarter of 2026 as well as a management decision regarding a change in the expected use of the tradename. As a result of this test, the Company recorded a pre-tax non-cash impairment charge of $77 million and reclassified the asset to definite-lived intangible assets as of September 30, 2026.
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
During the three months ended September 30, 2026, the Company recognized a pre-tax loss of $8 million, primarily reflecting a preliminary post-closing adjustment. During the nine months ended September 30, 2026, the Company recognized a pre-tax loss of $183 million, primarily reflecting revised transaction terms. These losses were measured as the excess of the carrying value of the discontinued operation over the fair value of consideration received, less costs to sell, and are presented within Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax, on the Consolidated Statements of Earnings.
The Company does not expect to recognize material incremental charges related to the transaction, although final amounts remain subject to customary post-closing adjustments.
Tariff and Trade Uncertainties
Beginning in the first quarter of 2025, the U.S. government announced additional tariffs on goods imported into the U.S. from numerous countries and multiple nations responded with reciprocal tariffs and other actions. Following the decision of the U.S. Supreme Court in the first quarter of 2026, the Company was entitled to a refund of tariffs previously paid on certain imported products under the International Emergency Economic Powers Act. The Company estimated that approximately $50 million of tariff payments were eligible for refund as a result of the decision. During the three and nine months ended September 30, 2026, the Company evaluated the refund under ASC 450, Contingencies, and recognized approximately $25 million and $50 million, respectively, within Cost of Sales on the Consolidated Statements of Earnings. The Company has received a majority of its tariff refunds claimed as of September 30, 2026.
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
RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net sales	$2,489	$2,684	$7,510	$7,961
Gross margin	$615	$757	$1,918	$2,340
% of net sales	25%	28%	26%	29%
Marketing and administrative expenses	$239	$240	$749	$764
Goodwill impairment	$366	$780	$366	$780
Intangible assets impairment	$77	$—	$77	$—
Other expense, net	$50	$23	$169	$72
(Loss) earnings from continuing operations before interest and taxes	$(152)	$(328)	$450	$584
Interest expense, net	$62	$65	$197	$192
Income tax expense	$33	$102	$150	$300
Net (loss) earnings from continuing operations attributable to Owens Corning	$(248)	$(495)	$100	$94
Net (loss) earnings from discontinued operations attributable to Owens Corning, net of tax	$(2)	$1	$(229)	$(318)
Net loss attributable to Owens Corning	$(250)	$(494)	$(129)	$(224)
The Consolidated Results discussion below provides a summary of our results and the trends affecting our business, and should be read in conjunction with the more detailed Segment Results discussion that follows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
NET SALES
Net sales decreased $195 million and decreased $451 million in the third quarter and year-to-date 2026, respectively, compared to the same periods in 2025. For the third quarter and year-to-date, the decrease was primarily driven by lower volumes in the Roofing and Doors segments and the unfavorable impact of divestitures.
GROSS MARGIN
Gross margin decreased $142 million and decreased $422 million in the third quarter and year-to-date 2026, respectively, compared to the same periods in 2025. For the third quarter, lower volumes, input cost inflation net of tariff recovery and higher delivery costs were partially offset by slightly higher selling prices, lower manufacturing costs, and lower selling, general and administrative expenses. Year-to-date, the decrease was primarily driven by lower sales volumes, input cost inflation net of tariff recovery, the impact of production downtime, higher delivery costs and lower selling prices.
GOODWILL IMPAIRMENT
In the third quarter of 2026, the Company recorded a non-cash impairment charge of $366 million related to the Doors reporting unit, fully impairing the remaining goodwill. In the third quarter of 2025, the Company recorded a non-cash impairment charge of $780 million related to the Doors reporting unit, which was equal to the excess of the reporting unit's carrying value over its fair value.
INTANGIBLE ASSETS IMPAIRMENT
In the third quarter of 2026, the Company recorded a pre-tax non-cash impairment charge of $77 million related to an indefinite-lived tradename used by our Doors reportable segment.
MARKETING AND ADMINISTRATIVE EXPENSES
Marketing and administrative expenses decreased $1 million and decreased $15 million in the third quarter and year-to-date 2026 compared to the same periods in 2025, respectively. For year-to-date 2026, the decrease was primarily driven by lower labor and marketing expenses due to cost control initiatives.
OTHER EXPENSE, NET
Other expense, net increased $27 million and increased $97 million in the third quarter and year-to-date 2026 compared to the same periods in 2025, respectively. For the third quarter, the increase was primarily driven by the impairment of investments. For year-to-date, the increase was primarily driven by higher restructuring costs, the impairment of investments and an increase in the liability for the Paroc marine recall.
INTEREST EXPENSE, NET
Interest expense, net decreased $3 million and increased $5 million in the third quarter and year-to-date 2026 compared to the same periods in 2025, respectively. For the third quarter, the decrease was primarily driven by lower interest on commercial paper balances. Year-to-date 2026, the increase was driven by lower interest income, partially offset by lower interest on commercial paper balances.
INCOME TAX EXPENSE
Income tax expense for the three and nine months ended September 30, 2026 was $33 million and $150 million, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2026 were (15)% and 59%, respectively. The difference between the effective tax rate and the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2026 is primarily due to U.S. state and local income tax expense, foreign tax effects and non-deductible goodwill impairment.
The realization of deferred tax assets depends on achieving a certain minimum level of future taxable income. Management currently believes that it is not reasonably possible that the minimum level of taxable income will be met within the next 12 months to reduce the valuation allowances of certain foreign jurisdictions.
Income tax expense for the three and nine months ended September 30, 2025 was $102 million and $300 million, respectively. The Company’s effective tax rates for the third quarter 2025 and the nine months ended September 30, 2025 were (26)% and 77%, respectively. The difference between the (26)% effective tax rate and the U.S. federal statutory tax rate of 21% is primarily due to U.S. state and local income tax expense, foreign rate differential and non-deductible goodwill impairment.

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
The following table presents the impact and respective location of these income (expense) items on the Consolidated Statements of Earnings From Continuing Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Location	2026	2025	2026	2025
Accelerated depreciation	Cost of sales	$(4)	$(16)	$(14)	$(25)
Other exit costs	Cost of sales	(2)	(6)	(9)	(7)
Other exit costs	Marketing & administrative expenses	—	—	—	(1)
Severance	Other expense, net	(2)	(1)	(34)	(10)
Other exit income (costs)	Other expense, net	3	—	(17)	(1)
Total Restructuring Costs		$(5)	$(23)	$(74)	$(44)
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization From Continuing Operations
Adjusted EBITDA from continuing operations is a non-GAAP financial measure that excludes certain items that management does not allocate to our segment results because it believes they are not representative of the Company’s ongoing operations. Adjusted EBITDA from continuing operations is used internally by the Company for various purposes, including reporting results of operations to the Board of Directors of the Company, analysis of performance and related employee compensation measures. Although management believes that these adjustments result in a measure that provides a useful representation of our operational performance, the adjusted measure should not be considered in isolation or as a substitute for Net earnings from continuing operations attributable to Owens Corning as prepared in accordance with accounting principles generally accepted in the United States.
Adjusting income (expense) items to EBITDA are shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Restructuring excluding depreciation	$(1)	$(7)	$(60)	$(19)
Acquisition-related integration costs excluding depreciation	—	(9)	(9)	(15)
Gains on sale of certain precious metals	7	14	29	35
Impairment of investments	(33)	—	(40)	—
Paroc marine recall	—	—	(33)	(2)
Gain (Loss) on sale of businesses	2	(2)	6	(28)
Goodwill impairment	(366)	(780)	(366)	(780)
Intangible assets impairment	(77)	—	(77)	—
Gain on sale of site (a)	—	—	4	—
Total Adjusting Items	$(468)	$(784)	$(546)	$(809)
(a)This gain relates to the sale of a site that was part of a previous restructuring action in the Roofing segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The reconciliation from Net (loss) earnings from continuing operations attributable to Owens Corning to EBITDA and Adjusted EBITDA is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS ATTRIBUTABLE TO OWENS CORNING	$(248)	$(495)	$100	$94
Net earnings (loss) attributable to noncontrolling interests	—	—	2	(1)
NET (LOSS) EARNINGS FROM CONTINUING OPERATIONS	(248)	(495)	102	93
Equity in net (loss) earnings of affiliates	(1)	—	(1)	1
Income tax expense	33	102	150	300
(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES	(214)	(393)	253	392
Interest expense, net	62	65	197	192
(LOSS) EARNINGS FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	(152)	(328)	450	584
Less: Adjusting items from above	(468)	(784)	(546)	(809)
Depreciation and amortization	173	182	522	513
ADJUSTED EBITDA FROM CONTINUING OPERATIONS	$489	$638	$1,518	$1,906
Segment Results
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
Roofing
The table below provides a summary of net sales and EBITDA for the Roofing segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net sales	$1,042	$1,240	$3,315	$3,663
% change from prior year	-16%	2%	-10%	3%
EBITDA	$299	$423	$971	$1,212
EBITDA as a % of net sales	29%	34%	29%	33%
NET SALES
In our Roofing segment, net sales decreased $198 million in the third quarter 2026 compared to the third quarter 2025. Lower volumes of 17% were partially offset by favorable mix and slightly higher selling prices of $2 million.
For year-to-date 2026, net sales in our Roofing segment decreased $348 million compared to the same period in 2025. Lower volumes of 10% and lower selling prices of $9 million were slightly offset by favorable mix and the favorable impact from translating sales denominated in foreign currencies into United States dollars.
EBITDA
In our Roofing segment, EBITDA decreased $124 million in the third quarter 2026 compared to the third quarter 2025. The decrease was primarily driven by lower volumes, input cost inflation of $28 million and higher delivery costs of $16 million,

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
partially offset by lower manufacturing costs of $14 million. The remaining variance was driven by lower selling, general and administrative expenses of $7 million and slightly higher selling prices of $2 million, partially offset by the impact of production downtime.
For year-to-date 2026, EBITDA in our Roofing segment decreased $241 million compared to the same period in 2025. The decrease was primarily driven by lower volumes, input cost inflation of $53 million and higher delivery costs of $39 million. The remaining variance was driven by the impact of production downtime and lower selling prices of $9 million, which were partially offset by favorable mix and lower manufacturing costs of $8 million and lower selling, general and administrative expenses $7 million.
OUTLOOK
In our Roofing segment, the Company expects lower market demand in the near-term following limited storm activity, resulting in additional inventory destocking in the fourth quarter. The Company expects global non-residential construction markets to be relatively stable in the near-term. The Company will continue to focus on managing costs, capital expenditures and working capital to best service the market demand.
Insulation
The table below provides a summary of net sales and EBITDA for the Insulation segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net sales	$1,001	$941	$2,839	$2,784
% change from prior year	6%	-7%	2%	-5%
EBITDA	$215	$212	$595	$662
EBITDA as a % of net sales	21%	23%	21%	24%
NET SALES
In our Insulation segment, net sales increased $60 million in the third quarter 2026 compared to the third quarter 2025, driven by higher volumes of 5% and higher selling prices of $11 million.
For year-to-date 2026, net sales in our Insulation segment increased $55 million compared to the same period in 2025. The unfavorable impact from the divestiture of our building materials business in China and Korea and lower selling prices of $21 million were partially offset by higher volumes of 3%. The remaining variance was driven by a $39 million favorable impact from translating sales denominated in foreign currencies into United States dollars and favorable mix.
EBITDA
In our Insulation segment, EBITDA increased $3 million in the third quarter 2026 compared to the third quarter 2025. Higher volumes, higher selling prices of $11 million, lower manufacturing costs and lower production downtime of $7 million were mostly offset by input cost inflation of $29 million and higher delivery costs of $20 million.
For year-to-date 2026, EBITDA in our Insulation segment decreased $67 million compared to the same period in 2025. The decrease was primarily driven by input cost inflation of $59 million, the impact of production downtime of $28 million, lower selling prices of $21 million and higher delivery costs of $25 million, which were partially offset by higher volumes, lower manufacturing costs, and slightly favorable mix.
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
During the third quarter of 2026, the average Seasonally Adjusted Annual Rate (“SAAR”) of U.S. housing starts was 1.293 million starts, which was down from 1.330 million starts in the third quarter of 2025.

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
Doors
The table below provides a summary of net sales and EBITDA for the Doors segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net sales	$483	$545	$1,471	$1,639
% change from prior year	-11%	-5%	-10%	85%
EBITDA	$25	$56	$116	$199
EBITDA as a % of net sales	5%	10%	8%	12%
NET SALES
In our Doors segment, net sales decreased $62 million in the third quarter 2026 compared to the third quarter 2025 due to lower volumes of 7%, partially impacted by the exit of our Prineville, Oregon facility, a $19 million unfavorable impact from the divestiture of our distribution business and unfavorable mix, which was partially offset by higher selling prices of $6 million.
For year-to-date 2026, net sales in our Doors segment decreased $168 million compared to the same period in 2025, primarily due to lower volumes of 7%, including the impact of exiting our Prineville, Oregon facility, a $48 million unfavorable impact from the divestiture of our distribution business and slightly unfavorable mix. This was partially offset by a $6 million favorable impact of translating sales denominated in foreign currencies into United States dollars and higher selling prices of $6 million.
EBITDA
In our Doors segment, EBITDA decreased $31 million in the third quarter 2026 compared to the third quarter 2025. The decrease was primarily driven by higher delivery costs of $12 million, lower volumes and input cost inflation of $10 million. The remaining variance was driven by lower selling, general and administrative costs of $7 million and higher selling prices of $6 million, which were partially offset by higher manufacturing costs of $3 million and slightly unfavorable mix.
For year-to-date 2026, EBITDA in our Doors segment decreased $83 million compared to the same period in 2025. The decrease was primarily driven by lower volumes, higher delivery costs of $23 million, higher manufacturing costs of $19 million and input cost inflation of $13 million, net of tariff recovery. Lower selling, general and administrative costs of $24 million and higher selling prices of $6 million were partially offset by the impact of production downtime and slightly unfavorable mix.
OUTLOOK
The outlook for the Doors segment is driven by the new residential construction and residential repair and remodeling markets in North America and Europe. The Company expects the North America residential new construction market to remain challenged in the near-term, with discretionary residential repair and remodeling activity in North America remaining soft. The Company will concentrate on managing costs, capturing synergies and optimizing capital expenditures and working capital.
Corporate, Other and Eliminations
Certain items, such as general corporate expenses or income and certain other expense or income items, are excluded from the internal evaluation of segment performance. Accordingly, these items are not reflected in EBITDA for our reportable segments and are included within Corporate, Other and Eliminations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
The table below provides a summary of EBITDA for the Corporate, Other and Eliminations category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Restructuring excluding depreciation	$(1)	$(7)	$(60)	$(19)
Acquisition-related integration costs excluding depreciation	—	(9)	(9)	(15)
Gains on sale of certain precious metals	7	14	29	35
Impairment of investments	(33)	—	(40)	—
Paroc marine recall	—	—	(33)	(2)
Gain (Loss) on sale of businesses	2	(2)	6	(28)
Goodwill impairment	(366)	(780)	(366)	(780)
Intangible assets impairment	(77)	—	(77)	—
Gain on sale of site (a)	—	—	4	—
General corporate expense and other	(50)	(53)	(164)	(167)
EBITDA	$(518)	$(837)	$(710)	$(976)
(a)This gain relates to the sale of a site that was part of a previous restructuring action in the Roofing segment.
EBITDA
The impact on EBITDA from Corporate, Other and Eliminations was $319 million higher and $266 million higher in the third quarter and year-to-date 2026 compared to the same periods in 2025, respectively. For the third quarter and year-to-date, the increase to EBITDA was primarily driven by lower impairment charges related to the Doors segment.
General corporate expense and other was $3 million lower and $3 million lower in the third quarter and year-to-date 2026 compared to the same periods in 2025, respectively.
OUTLOOK
In 2026, we expect general corporate expenses to be approximately $235 million to $245 million.
LIQUIDITY, CAPITAL RESOURCES AND OTHER RELATED MATTERS
Liquidity
The Company's primary sources of liquidity are its balance of Cash and cash equivalents from continuing operations of $179 million as of September 30, 2026, its commercial paper program ("CP Program") and Senior Revolving Credit Facility (as defined below).
The Company has a $1.5 billion senior revolving credit facility (the “Senior Revolving Credit Facility”) that has been amended from time to time. The Senior Revolving Credit Facility was amended in March 2025 to increase the borrowing limit from $1.0 billion to $1.5 billion and extend the maturity date to March 2030. No other significant terms impacting liquidity were amended.
The agreement governing our Senior Revolving Credit Facility contains various covenants that we believe are usual and customary. These covenants include a maximum allowed leverage ratio. The Senior Revolving Credit Facility was amended in February 2026 to exclude specified 2025 non‑cash impairment charges from the leverage ratio calculation. We were in compliance with the covenants in the Senior Revolving Credit Facility as of September 30, 2026.
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
Cash Flows
Cash and cash equivalents were $179 million as of September 30, 2026, compared to $343 million as of September 30, 2025. Cash and cash equivalents held by foreign subsidiaries may be subject to foreign withholding taxes upon repatriation to the U.S. As of September 30, 2026 and December 31, 2025, the Company had $104 million and $97 million, respectively, in cash and cash equivalents in certain of its foreign subsidiaries. The Company continues to assert indefinite reinvestment for certain of its continuing operations in accordance with Accounting Standards Codification (“ASC”) 740 based on the laws as of enactment of the tax legislation.
Operating activities: Net cash flow provided by operating activities decreased by $139 million for the nine months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily due to lower cash earnings, partially offset by the change in working capital. For the nine months ended September 30, 2026, there was no depreciation and amortization related to discontinued operations.
Investing activities: Net cash flow used for investing activities decreased by $341 million for the nine months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily driven by the proceeds from the sale of the GR business, partially offset by higher cash paid for property, plant and equipment. For the nine months ended September 30, 2026, cash paid for property, plant and equipment related to discontinued operations was $28 million.
Financing activities: Net cash flow used for financing activities increased by $294 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily driven by the repayment of the 2026 senior notes, partially offset by lower treasury stock repurchases in the current year.
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
Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2025 Form 10-K for more details on these material cash requirements. During the third quarter of 2026, there have been no material changes to our expected uses of cash and contractual obligations.
Debt
As of September 30, 2026, the Company had $4.9 billion of total debt. The Company's current portion of long-term debt primarily relates to $499 million of 5.500% senior notes maturing in the second quarter of 2027. In the third quarter of 2026, the Company fully repaid the $400 million of 2026 senior notes at maturity using a combination of cash on hand and commercial paper borrowings. Further discussion of the amount and timing of the future scheduled maturities of our senior notes can be found in Note 10 of the Consolidated Financial Statements. As of September 30, 2026, the Company's Short-term debt includes $100 million of CP Notes.
On March 5, 2025, the Company amended the Senior Revolving Credit Facility to increase the available principal amount from $1.0 billion to $1.5 billion and to extend the maturity to March 2030. The Company had no borrowings outstanding and $1.5 billion available under the Senior Revolving Credit Facility as of September 30, 2026.
On March 5, 2025, the Company established a CP Program for the issuance of CP Notes with maturities ranging up to 397 days from the date of issuance. As of September 30, 2026, there were $100 million of CP Notes outstanding under the CP Program with a weighted average interest rate and weighted average maturity period of 4.17% and 9 days, respectively. We do not intend to have outstanding borrowings under the CP Program in excess of available capacity under our Senior Revolving Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
Supplier Finance Programs
We review supplier terms and conditions on an ongoing basis, and have negotiated payment terms extensions in recent years in connection with our efforts to reduce working capital and improve cash flow. Separate from those terms extension actions, certain of our subsidiaries have entered into paying agency agreements with third-party administrators. These voluntary supply chain finance programs (collectively, the “Programs”) generally give participating suppliers the ability to sell, or otherwise pledge as collateral, their receivables from the Company to the participating financial institutions, at the sole discretion of both the suppliers and financial institutions. The Company is not a party to the arrangements between the suppliers and the financial institutions. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to sell, or otherwise pledge as collateral, amounts under these arrangements. The Company’s payment terms to the financial institutions, including the timing and amount of payments, are based on the original supplier invoices. One of the Programs includes a parent guarantee to the participating financial institution for a certain U.S. subsidiary that, at the time of the respective program’s inception in 2015, was a guarantor subsidiary of the Company’s credit agreement. The obligations are presented as Accounts payable within Total current liabilities on the Consolidated Balance Sheets and all activity related to the obligations is presented within operating activities on the Consolidated Statements of Cash Flows.
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
Fair Value Measurement
Please refer to Notes 1 and 10 of the Consolidated Financial Statements.
SAFETY
Working safely is an expectation at Owens Corning. We believe this organization-wide expectation provides for a safer work environment for employees, improves our manufacturing processes, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing, global organization. One of our primary safety measures is the Recordable Incidence Rate (“RIR”) as defined by the United States Bureau of Labor Statistics. For the three months ended September 30, 2026, our RIR was 0.81, compared to 0.56 in the same period a year ago. For the nine months ended September 30, 2026, our RIR was 0.71, compared to 0.58 in the same period a year ago.
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
Third Quarter Goodwill Triggering Event
In the third quarter of 2026, the Company performed its ongoing assessment to consider whether events or circumstances had occurred that could more likely than not reduce the fair value of our reporting units below their carrying values. During the third quarter of 2026, a reduced financial outlook for the Doors reporting unit was due to increased inflationary pressures and lower volumes, driven by heightened macroeconomic uncertainties including declines in North America discretionary residential repair and remodeling activities and challenges in North America residential new construction. Considering these developments together with the reporting unit's narrow cushion, due to the impairment taken in the fourth quarter of 2025, the Company concluded that a triggering event had occurred, requiring interim goodwill impairment testing as of September 30, 2026.
The test resulted in the carrying value of the reporting unit exceeding its fair value, and, resultingly, the Company recorded a $366 million pre-tax non-cash impairment charge, fully impairing the remaining Doors reporting unit goodwill in the third quarter of 2026. This charge was recorded in the Goodwill impairment line on the Consolidated Statements of Earnings and was included in the Corporate, Other and Eliminations reporting category. The fair value of the Doors reporting unit was determined based on the discounted cash flow analysis, or income approach. The reduction in fair value, and corresponding impairment charge, was primarily driven by an anticipated decrease in EBITDA, including 2027 in the Company's forecast. The most significant assumptions used in the fair value analysis were base year revenue, revenue growth rate, long-term growth rate, adjusted EBITDA margins and discount rate.
Also, in the third quarter of 2026, the Company performed an interim impairment test for an indefinite-lived tradename used by its Doors reportable segment, triggered by the same conditions that precipitated the interim goodwill impairment test described above for the third quarter of 2026 as well as a management decision regarding a change in the expected use of the tradename. This decision changed the period over which the tradename was expected to provide economic benefits and was an additional factor in management's impairment assessment. As a result of this test, the Company recorded a pre-tax non-cash impairment charge of $77 million. This charge was recorded in the Intangible assets impairment line on the Consolidated Statements of Earnings and was included in the Corporate, Other and Eliminations reporting category. Following the impairment assessment, the Company determined that the tradename no longer had an indefinite useful life and, as of September 30, 2026, reclassified the remaining carrying value of the tradename of $79 million as a definite-lived intangible asset.
Fair value of the impaired tradename was calculated using the relief-from-royalty method by applying an estimated market participant royalty rate of 0.5% to the forecasted revenues associated with the tradename. The resulting cash flows from this calculation were discounted at a rate based on a market participant discount rate. The most significant assumptions used in the fair value analysis were base year revenue, revenue growth rate, long-term growth rate and royalty rate.
During the third quarter of 2026, the Company also determined that certain asset groups within our Doors reportable segment should be assessed for recoverability, primarily as a result of the same conditions that precipitated the interim Doors reporting unit goodwill impairment test described above. Recoverability of the long-lived assets, including definite-lived intangibles, was measured by comparing the carrying amount of the asset groups to the future net undiscounted cash flows expected to be generated by the asset groups. These comparisons determined that the asset groups were recoverable.
The following table summarizes the segment allocation of recorded goodwill on our Consolidated Balance Sheet as of September 30, 2026:

(In millions)	September 30, 2026	Percent of Total
Roofing	$659	51%
Insulation	629	49%
Doors	—	—%
Total goodwill	$1,288	100%
ENVIRONMENTAL MATTERS
Please refer to Note 11 of the Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
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
There has been no material change in our exposure to market risk during the nine months ended September 30, 2026. Please refer to “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II, Item 7A of the 2025 Form 10-K for a discussion of our exposure to market risk.

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
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
None.
Issuer Purchases of Equity Securities
The following table provides information about Owens Corning’s purchases of its common stock for each month during the quarterly period covered by this report:

Period	Total Number of Shares (or Units) Purchased*	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs**	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs**
July 1-31, 2026	1,501	$142.19	—	10,772,178
August 1-31, 2026	1,132,754	$150.11	1,132,335	9,639,843
September 1-30, 2026	800,646	$131.68	797,428	8,842,415
Total	1,934,901	$142.48	1,929,763

*	The Company retained an aggregate of 5,138 shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted share units granted to our employees.
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
The Company repurchased 1.9 million shares of its common stock for $277 million, inclusive of applicable taxes, during the three months ended September 30, 2026 under the Repurchase Authorizations. As of September 30, 2026, 8.8 million shares remain available for repurchase under the Repurchase Authorizations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
10b5-1 Plans
During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*	Form of Owens Corning Restricted Stock Unit Award Agreement (2.5 year cliff) for grants beginning in 2026 (filed herewith).
10.2*	Restricted Stock Unit Award Agreement, by and between Owens Corning and Jonathan Collins, dated as of August 10, 2026 (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101
The following materials from the Quarterly Report on Form 10-Q for Owens Corning for the period ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

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

OWENS CORNING

Registrant

Date:	November 4, 2026	By:	/s/ Jonathan M. Collins
Jonathan M. Collins
Executive Vice President, Chief Financial
Officer

Date:	November 4, 2026	By:	/s/ Mari K. Doerfler
Mari K. Doerfler
Vice President and
Controller